Form 10-Q
period 1997-06-30
ARCH COAL INC
filed 1997-08-14
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1997

                                      OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____
                        Commission file number 1-13105

                                ARCH COAL, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                      43-0921172
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

CityPlace One, Suite 300, St. Louis, Missouri                   63141
(Address of principal executive offices)                     (Zip Code)

CityPlace One, Suite 300, St. Louis, Missouri                   63141
           (Mailing Address)                                 (Zip Code)


       Registrant's telephone number, including area code (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes              No  [ X ]

At August 12, 1997, there were 39,630,896 shares of registrant's common stock outstanding.

                                      Index


PART I.  FINANCIAL INFORMATION                                    PAGE
------------------------------                                    ----

     Item 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996                                       3

     Condensed Consolidated Statements of Income for the Three
         Months Ended June 30, 1997 and 1996 and the Six Months
         Ended June 30, 1997 and 1996                                4

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996                     5

     Notes to Condensed Consolidated Financial Statements            6

     Unaudited Pro Forma Financial Information                      11

     Unaudited Pro Forma Combined Balance Sheet as of June
         30, 1997 (with Accompanying Notes)                         12

     Unaudited Pro Forma Combined Statement of Income for
         the Six Months Ended June 30, 1997 (with Accompanying
         Notes)                                                     15

     Unaudited Pro Forma Combined Statement of Income for the
         Twelve Months Ended December 31, 1996 (with
         Accompanying Notes)                                        16

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS        18

PART II.  OTHER INFORMATION
---------------------------

     Item 1.   LEGAL PROCEEDINGS                                    31

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                              31

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                     31

                                PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                 June 30         December 31
                                                                  1997             1996
                                                                 ------          ----------
                                                                (Unaudited)

ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                 $    16,322      $      13,716
    Trade accounts receivable                                      74,625             75,657
    Other receivables                                               3,849              5,143
    Inventories                                                    41,794             35,234
    Prepaid royalties                                               3,337              2,624
    Deferred income taxes                                          14,500             14,500
    Prepaid expenses and other assets                               5,072              6,738
                                                                    -----              -----
        Total current assets                                      159,499            153,612
                                                                  -------            -------
PROPERTY, PLANT AND EQUIPMENT, NET                                552,798            567,067
                                                                  -------            -------

OTHER ASSETS
    Prepaid royalties                                               3,723              3,723
    Coal supply agreements less accumulated amortization           79,170             83,369
    Deferred income taxes                                          78,520             67,207
    Receivables and other assets                                    9,994             10,543
                                                                    -----             ------
                                                                  171,407            164,842
                                                                  -------            -------

        Total assets                                       $      883,704     $      885,521
                                                           --------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
--------------------------------------------------------
    Accounts payable                                       $       56,383     $       42,712
    Accrued expenses                                               74,732             77,734
                                                                   ------             ------
        Total current liabilities                                 131,115            120,446
                                                                  -------            -------
LONG-TERM DEBT                                                    182,191            212,695
ACCRUED POSTRETIREMENT BENEFITS
    OTHER THAN PENSIONS                                           231,323            228,843
ACCRUED RECLAMATION AND MINE CLOSURE                              100,490             97,595
ACCRUED WORKERS' COMPENSATION                                      65,299             70,849
OTHER NONCURRENT LIABILITIES                                       25,019             24,467

STOCKHOLDERS' EQUITY
    Common stock                                                      209                209
    Paid-in  capital                                                8,392              8,392
    Retained earnings                                             139,666            122,025
                                                                  -------            -------
        Total stockholders' equity                                148,267            130,626
                                                                  -------            -------
        Total liabilities and stockholders' equity         $      883,704     $      885,521
                                                           ==============     ==============

  See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)


                                       Three Months Ended       Six Months Ended
                                             June 30                  June 30
                                        ----------------          --------------
                                     1997          1996         1997             1996
                                     ----          ----         ----             ----

REVENUES
 Coal sales                      $  190,958    $  186,728    $  383,286    $    370,614
 Other revenues                       5,199         4,792        10,290           9,394
                                      -----         -----        ------           -----
                                    196,157       191,520       393,576         380,008
                                    -------       -------       -------         -------

COSTS AND EXPENSES
 Cost of coal sales                 169,301       168,575       340,925         330,991
 Selling, general and
   administrative expenses            3,300         4,686         8,197           9,259
 Amortization of coal supply
   agreements                         2,084         2,979         4,200           5,834
 Other expenses                       5,176         4,168         7,645           7,866
                                      -----         -----         -----           -----
                                    179,861       180,408       360,967         353,950
                                    -------       -------       -------         -------
Income from operations               16,296        11,112        32,609          26,058

Interest expense, net:
 Interest expense                   (3,239)       (4,752)       (6,792)         (9,818)
 Interest income                        275           375           535             692
                                        ---           ---           ---             ---
                                    (2,964)       (4,377)       (6,257)         (9,126)
                                    ------        ------        ------          ------
Income before income taxes           13,332         6,735        26,352          16,932
Provision for income taxes            1,600         1,500         4,200           4,100
                                      -----         -----         -----           -----
Net income                       $   11,732    $    5,235    $   22,152       $  12,832
                                 ==========    ==========    ==========       =========
Earnings per common share        $     0.56    $     0.25    $     1.06       $    0.61
                                 ==========    ==========    ==========       =========
Average common shares
  outstanding                        20,948        20,948        20,948          20,948
                                     ======        ======        ======          ======
Dividends declared per common
  share                          $     0.11      $      -     $    0.22       $       -
                                 ==========      ========     =========       =========


See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                  Six Months Ended
                                                                      June 30
                                                                      -------
                                                               1997                1996
                                                               -----               -----

OPERATING ACTIVITIES
Net Income                                                 $     22,152     $       12,832
Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation, depletion and amortization                     57,852             49,896
    Net gain on disposition of assets                              (409)              (804)
    Changes in:
        Trade accounts receivable                                 1,033                 22
        Other receivables                                         1,293              4,122
        Coal inventories                                         (7,248)             1,877
        Repair parts and supplies inventories                       688             (1,731)
        Income taxes                                            (11,313)            (2,757)
        Accounts payable and accrued expenses                    12,513              1,694
        Accrued postretirement benefits                           2,480              5,226
        Accrued workers' compensation                            (7,394)            (3,371)
        Accrued reclamation and mine closure                     (1,388)              (583)
        Other                                                     2,054             (2,619)
                                                                  -----             ------
               CASH PROVIDED BY
               OPERATING ACTIVITIES                              72,313             63,804
                                                                 ------             ------

INVESTING ACTIVITIES
Additions to property, plant and equipment                      (18,486)           (27,834)
Payments for acquisitions                                       (16,990)           (14,200)
Proceeds from dispositions of property, plant and
equipment                                                           784              1,188
                                                                    ---              -----

               CASH USED IN
               INVESTING ACTIVITIES                             (34,692)           (40,846)
                                                                -------            -------

FINANCING ACTIVITIES
Proceeds from borrowings                                        140,000            221,500
Payments on borrowings                                         (170,503)          (251,684)
Dividends paid                                                   (4,512)                 -
                                                                 ------             ------
               CASH USED IN
               FINANCING ACTIVITIES                             (35,015)           (30,184)
                                                                -------            -------

Increase (decrease) in cash and cash equivalents                  2,606             (7,226)
Cash and cash equivalents, beginning of period                   13,716             17,502
                                                                 ------             ------

Cash and cash equivalents, end of period                     $   16,322         $   10,276
                                                             ==========         ==========


See notes to consolidated condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ARCH COAL, INC. AND SUBSIDIARIES
JUNE 30, 1997
(Unaudited)

Note A - GENERAL

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end audit adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the combined Proxy Statement of Ashland Coal, Inc./Form S-4 Prospectus of Arch Mineral Corporation (Arch Coal or the Company) dated May 30, 1997. Arch Mineral Corporation changed its name to Arch Coal, Inc. effective July 1, 1997. Results of operations for the periods ended June 30, 1997, are not necessarily indicative of results to be expected for the year ending December 31, 1997. The Company produces steam coal from surface and deep mines in Illinois, Kentucky, West Virginia, Virginia and Wyoming for sale to utility, industrial and export markets. Some members of the Company's workforce are represented by various labor organizations. Significant intercompany transactions and accounts have been eliminated in consolidation.

Note B - STOCK SPLIT


On April 4, 1997, the Company changed its capital structure whereby the number of authorized shares was increased to 100,000,000 common shares, the par value was changed to $.01 per share, and a common stock split of 338.0859-for-one was effected. All share and per share information has been retroactively restated to reflect the stock split.

Note C - MERGER

On July 1, 1997, the Company merged with Ashland Coal, Inc. (Ashland Coal). Under the terms of the merger, Ashland Coal's stockholders received one common share of Arch Coal for each common share of Ashland Coal and 20,500 common shares of Arch Coal for each share of Ashland Coal preferred stock. The merger will be accounted for under the purchase method of accounting. An unaudited pro forma combined balance sheet as of March 31, 1997 and a pro forma combined statement of operations for the year ended December 31, 1996 were included in the Company's Form 8-K filed on July 15, 1997. Unaudited proforma financial statements and related notes thereto which give effect to the merger as of June 30, 1997, and for the six months ended June 30, 1997 and the twelve months ended December 31, 1996, are included herein following these financial statements.

Note D - STOCK REPURCHASE PROGRAM

On July 25, 1997, the Company announced that the Company's Board of Directors has directed implementation of a share repurchase plan under which the Company may repurchase, from time to time, up to 1,000,000 shares of the Company's common stock. Shares acquired may be used for general corporate purposes.


Note E - INVENTORIES

Inventories are comprised of the following:

                                                    June 30, 1997    December 31, 1996
                                                    -------------    -----------------
                                                              (In thousands)

Coal                                                   $29,114         $21,866
Repair Parts and Supplies                               12,680          13,368
                                                      --------        --------
                                                       $41,794         $35,234
                                                       =======         =======


Note F - DEBT

Debt consists of the following:
                                                    June 30, 1997    December 31, 1996
                                                    -------------    -----------------
                                                              (In thousands)

Indebtedness to banks under revolving credit
agreement, expiring in 1999                           $ 10,000          $147,000

Demand note, variable interest rate (interest rate
at June 30, 1997 - 6.6%)                               122,000                 -

7.79% senior unsecured notes, payable annually
through January 31, 2003                                42,860            50,000

9.85% senior unsecured notes, paid in 1997                   -             8,000


Obligations, interest rates of 7.15% to 9%,
payable through 2009, collateralized by
underlying properties                                    7,331             7,695
                                                       -------          --------

                                                      $182,191          $212,695
                                                      ========          ========



The Company had an unsecured revolving credit agreement with a group of banks which provided for borrowings of up to $200 million. On July 1, 1997, concurrently with the Merger, the Company entered into a new $500 million revolving credit agreement and terminated the

$200 million facility on July 2, 1997. The new revolving credit agreement has a five year term, and the rate of interest on borrowings under this agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. The Company is currently borrowing under the LIBOR option. The demand note was entered into as a temporary line of credit until the $500 million revolving credit agreement took effect.


Note G - CHANGE IN ESTIMATE AND NON-RECURRING REVENUES AND EXPENSES

During the quarter ended June 30, 1997, the Company recorded a $4.2 million reduction in workers' compensation reserves (including $3.5 million in cost of coal sales and $.7 million in selling, general and administrative expenses) due to better than anticipated safety performance. This favorable adjustment was offset, in part, by a $1.5 million charge to cost of coal sales for the impoundment failure in October 1996 at Lone Mountain Processing and a $1.5 million charge to other expenses for a settlement of a lawsuit with the Utah Division of State Lands and Forestry.

In addition, year-to-date results reflect a $3.3 million decrease in the reclamation and mine closure reserve at the Company's Illinois operation due to a change in permit requirements.


Note H - CONTINGENCIES

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $1.9 million (included in Other Noncurrent Liabilities) as of June 30, 1997. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $1.0 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

In May 1997, the Company made a payment of $3.3 million to the State of Utah in final settlement of the matter of Trail Mountain Coal Company v. The Utah Division of State Lands and Forestry (Trail Mountain lawsuit). The $3.3 million payment was $1.5 million more than the $1.8 million the Company had reserved as of March 31, 1997, as the probable loss associated with this lawsuit. The Company recorded an expense of $1.5 million in the second quarter of 1997 related to the settlement.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by the Company's Lone Mountain mine failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. This discharge resulted in the death of approximately 11,500 fish, according to estimates of the Virginia Department of Game in Inland Fisheries.

Following the discharge, personnel at Lone Mountain began working with agencies of the Commonwealth of Virginia and the Untied States to identify the long-term effects, if any, to fish, other organisms and the aquatic habitat of the Powell River system. Small quantities of sediment were removed from stream beds, although the majority of material has been resuspended and carried downstream. Lone Mountain has committed to monitor and evaluate the stream conditions for two years in order to accurately determine the effects of the discharge.

On January 29, 1997, the Director of the State Water Control Board and the Department of Mines, Minerals and Energy of the Commonwealth of Virginia filed suit in Lee County Virginia Circuit Court against Lone Mountain alleging violations of effluent limitations and reporting violations under Lone Mountain's NPDES permits. Lone Mountain and the Commonwealth of Virginia have entered into a settlement agreement to resolve all matters arising out of the discharge. Pursuant to the settlement agreement, Lone Mountain will pay the Commonwealth approximately $1.4 million. In return two notices of violation and a show cause order were vacated.

The proposed settlement agreement was published on June 9, 1997, and a public comment period of 30 days commenced. The Virginia Coalfield Regional Tourism Development Authority has sought to intervene in the lawsuit and has objected to the settlement only with respect to the proposed expenditures of the settlement fund. No other terms of the settlement have been challenged. In a hearing conducted on August 13, 1997, the Circuit Court of Lee County ordered the Tourism Authority to prepare any pleadings necessary to present the issues it plans to present to the court for decision. The Commonwealth and Lone Mountain must respond to those pleadings by September 12, 1997. Thereafter, the court will either accept the legal challenge to the settlement agreement and schedule further hearings, or will dismiss the challenge and enter the settlement as a final order of the court. Upon entry by the court, the settlement will discharge all civil claims alleging into the state's civil action of January 29, 1997.

At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has undertaken a criminal investigation of the incident. The conclusions of this investigation are not expected until 1998. On March 19, 1997, Lone Mountain received a subpoena to produce documents and to testify before a federal grand jury. The subpoena seeks the production of documents related to the design and approval of the impoundment. All documents relevant to the subpoena have been identified. The final delivery of documents is expected in August, 1997. During the six months ended June 30, 1997, the Company recorded expenses related to the Lone Mountain impoundment totaling $4.6 million, including a provision for the $1.4 million settlement described above, and for costs to reconstruct the impoundment.

Note I - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 on December 31, 1997, and at that time, will present recomputed earnings per share (EPS) for all prior periods using the methodology specified by SFAS 128. Although the Company has not yet determined the full effect of SFAS 128, it believes that basic EPS as computed under SFAS 128 will not be significantly different from primary EPS as computed under the prior accounting rules.

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma financial statements give effect to the July 1, 1997 Merger of the Company and Ashland Coal (the Merger), the issuance of shares of Company common stock to the stockholders of Ashland Coal and the substitution of options to purchase Company common stock for Ashland Coal options pursuant to the Arch Coal, Inc. 1997 Stock Incentive Plan (Incentive
Plan). The unaudited pro forma balance sheet is based on the respective balance sheets of the Company and Ashland Coal and has been prepared to reflect the Merger as of June 30, 1997. The unaudited pro forma statements of income are based upon the respective statements of income of the Company and Ashland Coal and combine the results of operations of the Company and Ashland Coal for the six months ended June 30, 1997 and for the twelve months ended December 31, 1996, as if the Merger had been consummated on January 1, 1997, and January 1, 1996, respectively. The unaudited pro forma financial statements do not reflect any cost savings or other synergies that may result from the Merger. In the opinion of the management of the Company, all adjustments necessary to present pro forma financial statements have been made.

      The unaudited pro forma financial statements do not purport to be indicative of the results of operations or financial position that would have occurred had the Merger occurred as of the beginning of the period or as of the date indicated or of the financial position or results of operations that may be obtained in the future.

      The Merger will be accounted for under the purchase method of accounting. Accordingly, the cost to acquire Ashland Coal will be allocated to the assets acquired and liabilities assumed according to their respective fair values. The final allocation of such cost is dependent upon certain valuations that have not progressed to a stage where there is sufficient information to make a final allocation in the accompanying pro forma financial statements. Accordingly, the cost allocation adjustments are preliminary and have been made solely for the purpose of preparing such pro forma financial statements.

      Adjustments to the preliminary allocation likely would result in changes to amounts assigned to coal reserves, plant and equipment and coal supply agreements and accordingly could impact depreciation, depletion and amortization charged to future periods. Although not expected to be material, the likely impact of the final allocation is not reasonably known.

Arch Coal, Inc.
UNAUDITED PRO FORMA COMBINED BALANCE SHEET
June 30, 1997
(In thousands)

                                       Arch
                                      Mineral       Ashland        Purchase
                                    Corporation      Coal         Accounting         Pro
                                     Historical    Historical     Adjustments       Forma
                                   -------------   ----------     -----------       ------

ASSETS
------
CURRENT ASSETS
       Cash and cash equivalents      $    16,322   $     4,236    $      --         $   20,558
       Trade accounts receivable           74,625        52,803           --            127,428
       Other receivables                    3,849         2,334           --              6,183
       Inventories                         41,794        45,931           --             87,725
       Prepaid royalties                    3,337        16,534           --             19,871
       Deferred income taxes               14,500         1,325           --             15,825
       Prepaid expenses and other
        assets                              5,072         4,208           --              9,280
                                            -----         -----         ------            -----
            Total current assets          159,499       127,371           --            286,870
                                          -------       -------         ------          -------
  PROPERTY, PLANT AND EQUIPMENT,
     NET                                  552,798       558,363         36,526 (1)    1,147,687
                                          -------       -------         ------        ---------

  OTHER ASSETS
       Prepaid royalties                    3,723        69,144        (59,008)(1)       13,859
       Coal supply agreements less
        accumulated amortization           79,170        25,573         96,325 (1)      201,068
       Deferred income taxes               78,520          --          (41,237)(2)       37,283
       Receivables and other assets         9,994        13,498        (10,046)(1)       13,446
                                            -----        ------        -------           ------
                                          171,407        108,215       (13,966)         265,656
                                          -------        -------       -------          -------

            Total assets              $   883,704   $   793,949    $    22,560      $ 1,700,213
                                      ===========   ===========    ===========      ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES
       Accounts payable               $    56,383   $    37,589    $      --        $    93,972
       Accrued expenses                    74,732        27,513          4,500 (3)      106,745
       Current portion of
        long-term debt                       --          25,762           --             25,762
                                            -----        ------          -----           ------
            Total current
              liabilities                 131,115        90,864          4,500          226,479

  LONG-TERM DEBT                          182,191       128,610         20,100 (4)      330,901
  ACCRUED POSTRETIREMENT
   BENEFITS OTHER THAN PENSIONS           231,323        84,434        (28,567)(5)      287,190
  ACCRUED RECLAMATION AND MINE
     CLOSURE                              100,490        12,462           --            112,952
  ACCRUED WORKERS' COMPENSATION            65,299        23,263           --             88,562
  DEFERRED INCOME TAXES                      --          12,690        (12,690)(2)           --
  OTHER NONCURRENT LIABILITIES             25,019        19,022           (933)(6)       43,108
                                           ------        ------        -------          ------

  STOCKHOLDERS' EQUITY                    735,437       371,345        (17,590)       1,089,192
                                          -------       -------        -------        ---------
       Convertible preferred stock           --          67,841        (67,841)(7)           --
       Common stock                           209           138             49 (8)          396
       Paid-in capital                      8,392       110,042        352,525 (9)      470,959
       Retained earnings                  139,666       250,074       (250,074)(10)     139,666
       Less:  treasury common
        stock at cost                        --          (5,491)         5,491 (11)          --
                                           ------        ------          -----           ------
          Total stockholders
            equity                        148,267       422,604         40,150          611,021
                                          -------       -------         ------          -------
           Total liabilities and
            stockholders' equity      $   883,704    $  793,949     $   22,560      $ 1,700,213
                                      ===========    ==========     ==========      ===========

                          See the accompanying notes.

               NOTES TO UNAUDITED PRO FORMA COMBINED BALANCE SHEET

                                  JUNE 30, 1997
                      (in thousands, except per share data)

      The purchase price of Ashland Coal and allocation of purchase price are as follows:


Ashland Coal common stock  outstanding at June 30, 1997
  (including  Ashland Coal preferred stock, as if
  converted in the Merger)                                                18,643
Purchase price per share                                             $     24.50(12)
                                                                        --------
Purchase price of Ashland Coal                                          $456,754
Fair value of options                                                      6,000
Transaction related fees                                                   4,500
                                                                        --------
Total purchase price                                                   $467,254
                                                                        ========

Historical net book value of Ashland Coal at June 30, 1997              $422,604
Adjustments for valuing Ashland Coal assets and liabilities:
Prepaid royalties                                                        (59,008)
Deferred income taxes                                                    (28,547)
Other assets                                                             (10,046)
Coal supply agreements                                                    96,325
Property, plant and equipment                                             36,526
Long-term debt (current and noncurrent)                                  (20,100)
Accrued postretirement benefits other than pensions                       28,567
Other long-term liabilities                                                  933
                                                                        --------
Total purchase price                                                    $467,254
                                                                        ========


1) To adjust prepaid royalties, property, plant and equipment, coal supply agreements and other long-term assets, including interest rate swap agreements to their estimated fair value. A substantial portion of the excess purchase price has been allocated to coal reserves principally because of higher productivities and technological advances that occurred since the acquisition of the coal reserves combined with the expectation of increased values of compliance and low-sulfur coal due to the Clean Air Act Amendments. The value assigned to coal supply agreements is associated with contracts signed in earlier years when spot market prices were higher versus the current spot market prices.

2) To record deferred income taxes for the book and tax differences of the purchase accounting adjustments, and to reflect the reclassification of deferred income tax liability to deferred income tax asset.

3)  To record transaction related fees.

4) To adjust long-term debt to estimated fair value based on current interest rates.

5) To adjust the liability for postretirement benefits other than pensions to equal the accumulated projected benefit obligation.

6) To eliminate the deferred gain on sale and leaseback of assets ($2,119) and to increase the pension liability ($1,186) to equal the projected benefit obligation in excess of plan assets.

7)  To reflect the conversion of preferred stock to common stock.

8) To reflect the elimination of $138 of Ashland Coal common tock and the addition of common stock issued by the Company (18,643 shares at $.01 per share).

9) To reflect the elimination of $110,042 of Ashland Coal paid-in capital and the addition of paid-in capital resulting from the common stock and options issued by the Company totaling $462,567.

10) To eliminate retained earnings.

11) To eliminate treasury stock.

12) Represents the average market price of Ashland Coal common stock for several days before and after March 25, 1997, the date the parties agreed to the purchase price.

ARCH COAL, INC.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1997
(In thousands, except per share data)


                                       Arch
                                      Mineral      Ashland        Purchase
                                     Corporation     Coal         Accounting       Pro Forma
                                     Historical    Historical     Adjustments      Combined
                                    ------------   -----------    -----------    -----------

REVENUES
  Coal sales
  Other revenues                       $ 383,286    $ 315,801    $      --         $ 699,087
                                          10,290        7,038           --            17,328
                                          ------        -----         -----           ------
                                         393,576      322,839    $      --           716,415

COSTS AND EXPENSES
  Cost  of coal sales                    340,925      268,851        1,174  (1)      610,950
  Selling, general and
    administrative expenses                8,197       12,423          --             20,620
  Amortization of coal supply
   agreements                              4,200        2,139        6,966  (2)       13,305
 Other expenses                            7,645        5,831          --             13,476
                                           -----        -----        -----            ------
                                         360,967      289,244        8,140           658,351
                                         -------      -------        -----           -------
Income from operations                    32,609       33,595       (8,140)           58,064

Interest Expense, Net:
  Interest expense                        (6,792)      (8,168)       2,478  (3)      (12,482)
  Interest income                            535          166          --                701
                                             ---          ---        -----               ---
                                          (6,257)      (8,002)       2,478           (11,781)
                                          ------       ------        -----           -------



Income before income taxes                26,352       25,593       (5,662)          46,283
Provision (Benefit) for income taxes       4,200        3,415       (2,208) (4)       5,407  (5)
                                           -----        -----       ------            -----
Net Income                                22,152       22,178       (3,454)          40,876
Dividends on preferred stock                --         (1,400)       1,400  (6)          --
                                           ----        ------        -----             ----
Income applicable to common stock      $  22,152    $  20,778    $  (2,054)       $  40,876
                                       =========    =========    =========        =========

Earnings per common share
        Primary                          $  1.06     $    1.20                    $    1.03
                                         =======     =========                    =========
        Fully diluted                    $  1.06     $    1.17                    $    1.03
                                         =======     =========                    =========


Average common shares outstanding        $20,948      $  18,105 (7)               $  39,660  (8)
                                         =======      =========                   =========



                                  See the accompanying notes.

ARCH COAL, INC.
UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
TWEVE MONTHS ENDED DECEMBER 31, 1996
(In thousands, except per share data)



                                       Arch
                                      Mineral      Ashland        Purchase
                                     Corporation     Coal         Accounting         Pro Forma
                                     Historical    Historical     Adjustments         Combined
                                    ------------   -----------   -------------       -----------

REVENUES
  Coal sales                          $ 750,123      $ 565,174     $    --              $1,315,297
  Other revenues                         25,682        12,030           --                  37,712
                                       --------      --------         -----             ----------
                                        775,805       577,204           --               1,353,009


COSTS AND EXPENSES
  Cost  of coal sales                   667,878       508,960         2,346  (1)         1,179,184
  Selling, general and
   administrative expenses               20,435        23,078           --                  43,513
Amortization of coal supply
  agreements                             12,604         3,786        13,933  (2)            30,323
Other expenses                           18,776         9,559           --                  28,335
                                       --------       -------       -------              ---------
                                        719,693       545,383        16,279              1,281,355
                                       --------       -------       -------              ---------
Income from operations                   56,112        31,821       (16,279)                71,654

Interest Expense, Net:
  Interest expense                      (18,783)      (17,905)        4,957  (3)           (31,731)
  Interest income                         1,191           417           --                   1,608
                                        -------       --------       ------               --------
                                        (17,592)      (17,488)        4,957                (30,123)
                                        -------       --------       ------               --------
Income before income taxes               38,520        14,333       (11,322)                41,531
Provision (Benefit) for income taxes      5,500        (2,180)       (4,415) (4)            (1,095) (5)
                                          -----        ------        ------                 ------
Net Income                               33,020        16,513        (6,907)                42,626
Dividends on preferred stock                --         (2,810)        2,810  (6)               --
                                         ------        ------         -----                   ----
Income applicable to common stock     $  33,020      $ 13,703      $ (4,097)            $   42,626
                                      =========      ========      ========             ==========
Earnings per common share
        Primary                       $    1.58      $   0.87                           $     1.07
                                      =========      ========                           ==========
        Fully diluted                 $    1.58      $   0.86                           $     1.07
                                      =========      ========                           ==========
Average common shares outstanding        20,948        18,105 (7)                           39,660  (8)
                                         ======        ======                             ========



                 See the accompanying notes.

           NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME

1) To record net charges associated with adjusting the fair value of prepaid royalties, property, plant and equipment, and other assets. Additions to property, plant and equipment, including coal reserves, is assumed to be depreciated or depleted over 15 years.

2) To record net charges associated with adjusting the fair value of coal supply agreements with an average life of approximately seven years.

3) To record the reduction in interest expense on $152.9 million of fixed long-term debt to reflect current market interest rates (6.75% current rate versus average 9.75% stated rate) and a reduction in amortization of deferred debt issuance cost.

4) To record the tax effect of 39% of the pro forma adjustments. The tax rate of 39% represents the combined federal and state statutory rates.

5) The effective tax rate is substantially less than 39% primarily due to benefits derived from percentage depletion.

6)  To eliminate dividends related to the Ashland Coal preferred stock.

7)  Assumes conversion of preferred stock at a rate of 18,346 per share.

8) Shares outstanding include 20,948 of Company shares outstanding as adjusted for the stock split, 18,643 shares issued to acquire Ashland Coal assuming conversion of preferred stock at a rate of 20,500 per share and 69 shares related to stock options that are dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Contingencies," "Certain Risk Factors" and "Factors Routinely Affecting Results of Operations" sections below in this Management's Discussion and Analysis for discussion of important factors that could cause actual results to differ from the projections, expectations, and other non-historical information contained herein.

Merger with Ashland Coal

On July 1, 1997, the Company acquired Ashland Coal in the Merger. The Merger was accounted for as a purchase, and resulted in Ashland Coal becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, holders of Ashland Coal common stock received one share of Company common stock for each share of Ashland Coal common stock held by them, and each holder of outstanding Ashland Coal Class B and C preferred stock received 20,500 shares of Company common stock for each share of preferred stock held by them. A total of 18,660,052 shares of Company common stock was issued in the Merger.

At the time of the Merger, Ashland Coal was engaged in the mining, processing and marketing of low-sulfur bituminous coal primarily in the eastern United States. Its independent operating subsidiaries included Coal-Mac, Inc., Hobet Mining, Inc. (Hobet), Mingo Logan Coal Company (Mingo Logan) and Tri-State Terminals, Inc. Ashland Coal produced 20.5 million tons of coal in 1996 and at December 31, 1996, controlled approximately 615 million tons of proven and probable low-sulfur coal reserves in southern West Virginia and eastern Kentucky.

Prior to the Merger, Ashland Inc. owned 50% of the voting stock of the Company and stock representing approximately 57% of the voting power of Ashland Coal. Ashland Inc. currently owns approximately 54% of the Company's outstanding common stock. In addition, various trusts for the benefit of descendants of H.
L. and Lyda Hunt and various corporations owned by trusts for the benefit of descendants of H. L. and Lyda Hunt own approximately 25% of the Company's outstanding stock, Carboex International, Ltd. owns approximately 5% of the Company's outstanding stock, and the balance of the Company's common stock is owned by the public.

Results of Operations

Quarter Ended June 30, 1997, Compared
    to Quarter Ended June 30, 1996

Net income for the quarter ended June 30, 1997 was $11.7 million, compared to net income of $5.2 million for the quarter ended June 30, 1996. Results for the quarter ended June 30, 1997 included three unusual adjustments resulting in a favorable impact to earnings of $1.2 million ($.7 million after tax). The adjustments included a $4.2 million favorable adjustment to workers' compensation reserves due to better than anticipated safety performance offset, in part, by non-recurring charges of $1.5 million associated with the impoundment discharge at Lone Mountain which occurred in the fourth quarter of 1996, and $1.5 million for the settlement of the Trail Mountain lawsuit.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis increased $.37 per ton from the second quarter of 1996. The increase was primarily due to lower cost at the Company's Lone Mountain operation which experienced adverse geologic conditions in the comparable period in 1996, including mining through a sandstone channel.

Selling, general, and administrative expenses decreased $1.4 million due principally to a $.7 million adjustment related to reducing the workers' compensation reserve and a $.5 million reduction in employee benefit costs.

Other revenue increased $.4 million from the quarter ended June 30, 1996 due to increased royalty income. This increase was offset, in part, by reduced transloading income from dock operations.

Amortization of coal supply agreements decreased $.9 million from the comparable period in 1996, due principally to certain sales contract being fully amortized at the end of 1996.

The increase in other expenses was associated with a charge of $1.5 million in a final settlement of the Trail Mountain lawsuit.

Interest expense decreased $1.5 million due to lower debt levels, generally and the paydown of higher-cost fixed debt.

The Company's income tax rate for the quarter was lower than the comparable period in 1996 because the company had lowered its 1997 estimated annual effective tax rate from 20 percent in the quarter ended March 31, 1997 to the current estimate of 16 percent. The estimated annual effective tax rate was lowered because of new estimates for 1997 profitability and percentage depletion. The effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, net interest expense, income taxes, depreciation, depletion and amortization) was $45.9 million for the quarter ended June 30, 1997 compared to $36.4 million for the same quarter to a year ago. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies.

Six Months Ended June 30, 1997 Compared
    to Six Months Ended June 30, 1996

Net income was $22.2 million for the six months ended June 30, 1997 compared to net income of $12.8 million for the six months ended June 30, 1996. The six month period included several adjustments that netted to a favorable pre-tax impact to earnings of $1.4 million after-tax. These adjustments included a $4.2 million decrease to the workers' compensation reserve due to better than anticipated safety performance, a $3.3 million decrease in the accrual for reclamation and mine closure at its Illinois operations due to a change in permit requirements, largely offset by non-recurring charges of $4.6 million associated with the impoundment discharge at Lone Mountain and $1.5 million for the settlement of the Trail Mountain lawsuit.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis increased $.09 per ton due primarily to lower costs at the Company's Lone Mountain operation which experienced adverse geologic conditions in the comparable period of 1996, and higher production from the Arch of Illinois operations, offset in part by higher ratios and higher operating costs at Cumberland River Coal Company's Pardee operation and Catenary Coal Company's Samples operation.

Other revenues increased $.9 million primarily the same factors that applied to the increase of other revenues in the second quarter.

Selling,   general  and  administrative  expenses  decreased  $1.1  million  due principally to an adjustment to the workers' compensation reserve and a reduction in employee benefit costs and lower legal and professional charges.

Amortization of coal supply agreements decreased $1.6 million due primarily to a sales contract being fully amortized at the end of 1996 and the rescheduling of certain other shipments.

Interest expense declined $3.0 million due to lower debt levels generally and the payment of higher-cost fixed debt.

The Company's income tax expense approximates 1996 levels despite higher pre-tax income. The lower estimated effective tax rate for 1997 is due to a higher estimate of percentage depletion relative to pre-tax income.

EBITDA for the six months ended June 30, 1997 was $90.4 million as compared to $76.0 million for the six months ended June 30, 1996.

Balance Sheets

Inventories were $6.6 million higher at June 30, 1997, than at December 31, 1996. This increase is primarily related to an increase in coal inventory levels resulting from unseasonably cool spring and early summer weather and in anticipation of the scheduled two week miners' vacation in July.

Accounts payable at June 30, 1997 were $13.7 million higher than at December 31, 1996 because of increased production levels and normal seasonal fluctuations and $12.5 million in payables related to the Kayford James reserve acquisition.

Long-term debt decreased $30.5 million from the December 31, 1996 level due to scheduled payments of the senior notes and a $15 million reduction in the 1994 Revolving Credit Agreement.

The balance of accrued workers compensation has declined $5.6 million since December 31, 1996 primarily due to a favorable adjustment of $4.2 million due to a better than anticipated safety performance.

Outlook

The Merger was effective July 1, 1997, and, as a consequence, the Company anticipates recording a one-time charge in the third quarter related to the Merger, which charge will include severance costs and the write down of duplicate facilities. Although the Company anticipates significant synergies will begin to accrue as a result of the Merger in the second half of 1997 and in 1998, several events are anticipated that will materially and adversely affect the Company's results in the second half of 1997 and in the first half of 1998 when such results are compared to the pro forma combined results of the Company and Ashland Coal in the first half of 1997.

The most significant event is the expiration of the Company's long-term coal supply contract with Georgia Power in December 1997. The Company is currently supplying 1.9 million tons of low-sulfur coal per year under this contract from its Lone Mountain and Cumberland River operations and from third parties. The prices for coal shipped under this contract are significantly above the current open market price of such coal. For the six months ended June 30, 1997, 5.5% of the Company's pro forma combined revenues and 13% of its pro forma combined operating income (prior to purchase accounting adjustments) related to sales under this contract, and the impact of its expiration may be disproportionate to the percentage of total production represented by the tonnage delivered under the contract. After expiration of the current Georgia Power contract, the Company expects to continue to supply a significant amount of similar quality coal to Georgia Power at less favorable prices.

Another significant event is the anticipated depletion of the longwall reserve base at Apogee Coal Company's Arch of Kentucky Mine No. 37 in the third quarter of 1997. Production from Mine No. 37 accounted for $10.1 million or approximately 15.2% of the Company's pro forma combined operating income (prior to purchase accounting adjustments) in the first six months of 1997. After exhaustion of the longwall reserves, the decrease in operating profit will be mitigated to some degree by the continued operation of two continuous miner sections and may be further offset by the development of an underground mine in the Darby seam that is in close proximity to the Cave Branch Preparation Plant (currently used to process Mine No. 37 coal). Upon the exhaustion of the longwall reserves, the Company does not expect any impairment of assets used to mine those reserves as the estimated useful life of the related assets expires at the time the reserves are depleted.

Other adverse developments anticipated in the second half of 1997 include increased costs at the Hobet 21 mine as a result of maintenance on the dragline at that operation. This maintenance, originally scheduled in the third quarter of 1998, is expected to take the dragline out of operation for approximately 45 days. In addition, the dragline at Hobet's Dal-Tex mining complex is moving into an area of relatively higher overburden ratios than experienced in the first half of 1997, which move will result in reduced production and may result in higher cost per ton.

In the second half of 1997, $5.4 million of the original $50 million unrecognized net gain realized in 1993 upon changes in discount rates, black lung benefit cost rates, rebates and other assumptions used in the calculation of pneumoconiosis (black lung) liabilities will be credited against cost of goods sold. This gain will be fully amortized by the end of 1997.

Results in the second half of 1997 should be favorably affected by increased income from the Company's Ark Land subsidiary's ongoing third-party leasing efforts and sales of surplus property, and by reduced interest expense as a result of lower debt levels in general and the refinancing of long-term debt at more favorable rates.

Other operational factors are expected to improve results in the longer term. The poor roof conditions experienced at Lone Mountain's Huff Creek mine in 1996 and the first half of 1997 caused by over mining in the Darby Fork Mine are improving. Beginning in the second quarter of 1997, the Company made certain revisions to its mining plan to align mine works in the Huff Creek mine to accommodate in-seam stresses and to better coordinate the mine plan with the Darby Fork mine plan. As a result of these changes, the Company expects the roof conditions at the Huff Creek mine to improve substantially beginning in the third quarter of 1997. Nevertheless, if the adverse geologic conditions continue longer than expected, or worsen, production from the mine could be reduced or curtailed, production and yield could continue to be adversely affected, and costs could continue to be high or increase to the point that continued operation of the mine is uneconomic.

Similarly, the geologic conditions at Lone Mountain's Darby Fork Mine (in the form of sandstone intrusions in the coal seam which resulted in lower productivity, lower yields and lower productivity levels during 1996 and in the first half of 1997) are also improving. The Company believes that its exploration efforts have accurately identified and located the sandstone intrusions, and that the adverse geologic conditions will abate in the fourth quarter of 1997, at which time productivity, yield, and production levels should improve dramatically. Nevertheless, like Huff Creek, should these adverse geologic conditions continue longer than expected, or worsen, production from the mine could be reduced or curtailed, productivity and yield could continue to be adversely affected, and cost could continue to be high or increase to the point that continued operation of the mine is uneconomic.

In April 1997, theCompany completed an acquisition of certain surface mineable reserves adjacent to its Samples mine. The acquisition included 9.6 million tons of lower-ratio and higher-quality surface mineable coal than coal currently being mined at the Samples mine. As a result, operating costs at the Samples mine are expected to decrease in 1998 compared to the first half of 1997.

Further, in the first half of 1997, production from the Archveyor mining system at Arch of Wyoming was adversely affected by a fire and the consequent delay in deployment of a new, more technologically advanced continuous miner purchased by the Company. In 1998, the Company believes Archveyor production will significantly increase compared to 1997, and that as a consequence operating income will also increase.

A second unit of underground mining equipment was deployed at Pardee's Band Mill mine at the end of March 1997. Production levels and costs are expected to improve in 1998 when compared to expected 1997 levels due to a full year's production and increased productivity from deployment of the second equipment section.

Mining costs at Arch of West Virginia's Wylo mine also are expected to significantly improve in 1998 compared to those expected in 1997, and overburden ratios and mining costs at Arch of West Virginia's Ruffner mine are expected to improve in 1999 when compared to 1997 and 1998 costs.

Finally, changes in transportation rates could also significantly influence the Company's 1998 and 1999 results. CSX Corporation (CSX) and Norfolk Southern Corporation (NS) are major railroads in the eastern United States which together transport most of the coal sold by the Company. CSX and NS agreed to acquire Conrail Inc. (Conrail), another major railroad, whose primary service area is the Northeastern United States, and have divided Conrail's assets between them. Costs of the reconstituted CSX and NS may be somewhat lower than the costs of those railroads prior to the acquisition. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain competitive advantage in some markets. It is not possible to predict with certainty the effects of the division of Conrail on interregional competition and, specifically, the effects on the Company.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's Stock Incentive Plan. Companies choosing not to adopt SFAS No. 123 will continue to account for such grants using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), but will be required to make certain disclosures about their plans in their year-end financial statements, including pro forma net income and earnings per share under the new method. The Company has elected to continue to follow APB25 for expense recognition and to make the disclosures required by SFAS No. 123. Accordingly, SFAS No. 123 will have no effect on the Company's earnings or financial position.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1997 and 1996:

                                    1997              1996
                                -----------        ----------
                                      (In thousands)
Cash provided by (used in):
    Operating activities         $72,313           $63,804
    Investing activities         (34,692)          (40,846)
    Financing activities         (35,015)          (30,184)

Cash provided by operating activities increased in the first six months of 1997 from the level in the same period of 1996 due primarily to recording an option payable for an acquisition of surface mineable reserves adjacent to the Samples Mine, more than offset by increases in coal inventories and tax payments related to prior year audits.

The decrease in cash used for investing activities in the first six months of 1997 when compared to the same period in 1996 primarily reflects reduced capital expenditures at the Lone Mountain operations ($3.9 million) relating primarily to the conveyor development in 1996; and at the Pardee operation ($2.9 million) relating to Band Mill mine development in 1996 and the design and fabrication of the Conant Archveyor. Acquisition expenditures for 1996 included the $14.2 million Carbon Basin reserve, while the expenditures for 1997 included the Kayford James reserve acquisition for $17.0 million.

Cash used in financing activities reflects comparable net reductions in debt levels and an increase in dividend payments of $4.5 million.

The Company has historically satisfied its working capital requirements, its capital expenditures (excluding major acquisitions) and scheduled debt repayments from its operating cash flow. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations. The Company believes that cash generated from operations will continue to be sufficient to meet its working capital requirements, planned or anticipated capital expenditures (excluding major acquisitions) and scheduled debt repayments. The Company had an unsecured revolving credit agreement with a group of banks which provided for borrowings of up to $200 million. In conjunction with the Merger, the Company entered into a new $500 million revolving credit agreement and terminated the $200 million facility. The new revolving credit agreement has a five year term.

On August 1, 1997, the Company redeemed previously issued senior notes by Ashland Coal with a principal balance of $152.9 million for $170.7 million including accrued interest. The redemption amount included a make-whole provision based upon current market rates with similar maturities. The note redemptions were financed with proceeds from the Company's new $500 million revolving credit facility.

Contingencies

Reclamation


The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The Company accrues for current mine disturbance which will be reclaimed prior to final mine closure.

The establishment of the final mine closure reclamation liability and the current disturbance is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $3.5 million and $6.1 million for the six months ended June 30, 1997 and for the twelve months ended December 31, 1996, respectively for current and final mine closure reclamation. Cash payments for final mine closure reclamation and current disturbances approximated $3.2 million and $9.8 million for the six months ended June 30, 1997 and for the twelve months ended December 31, 1996, respectively.

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivity's to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Favorable adjustments total $3.3 million and $4.5 million for the six months ended June 30, 1997 and for the twelve months ended December 31, 1996, respectively. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.

Mine closing costs for operations as of June 30, 1997, in the aggregate, are estimated to be approximately $98 million. At June 30, 1997 and December 31, 1996, the accrual for closing costs, which is included in accrued reclamation and mine closure was $93.0 million and $90.3 million, respectively.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $1.9 million (included in Other Noncurrent Liabilities) as of June 30, 1997. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $1.0 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

In May 1997, the Company made a payment of $3.3 million to the State of Utah in final settlement of the Trail Mountain lawsuit. The $3.3 million payment was $1.5 million more than the $1.8 million the Company had reserved as of March 31, 1997, as the probable loss associated with this lawsuit. The Company recorded an expense of $1.5 million in the second quarter of 1997 related to the settlement.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by the Company's Lone Mountain mine failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. This discharge resulted in the death of approximately 11,500 fish, according to estimates of the Virginia Department of Game in Inland Fisheries. Following the discharge, personnel at Lone Mountain began working with agencies of the Commonwealth of Virginia and the United States to identify the long-term effects, if any, to fish, other organisms and the aquatic habitat of the Powell River system. Small quantities of sediment were removed from stream beds, although the majority of material has been resuspended and carried downstream. Lone Mountain has committed to monitor and evaluate the stream conditions for two years in order to accurately determine the effects of the discharge.

On January 29, 1997, the Director of the State Water Control Board and the Department of Mines, Minerals and Energy of the Commonwealth of Virginia filed suit in Lee County Virginia Circuit Court against Lone Mountain alleging violations of effluent limitations and reporting violations under Lone Mountain's NPDES permits. Lone Mountain and the Commonwealth of Virginia have entered into a settlement agreement to resolve all matters arising out of the discharge. Pursuant to the settlement agreement, Lone Mountain will pay the Commonwealth approximately $1.4 million. In return two notices of violation and a show cause order were vacated.

The proposed settlement agreement was published on June 9, 1997, and a public comment period of 30 days commenced. The Virginia Coalfield Regional Tourism Development Authority has sought to intervene in the lawsuit, and has objected to the settlement only with respect to the proposed expenditures of the settlement fund. No other terms of the settlement have been challenged. In a hearing conducted on August 13, 1997, the Circuit Court of Lee County ordered the Tourism Authority to prepare any pleadings necessary to present the issues it plans to present to the court for decision. The Commonwealth and Lone Mountain must respond to those pleadings by September 12, 1997. Thereafter, the court will either accept the legal challenge to the settlement agreement and schedule further hearings, or will dismiss the challenge and enter the settlement as a final order of the court. Upon entry by the court, the settlement will discharge all civil claims alleging into the state's civil action of January 29, 1997.

At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has undertaken a criminal investigation of the incident. The conclusions of this investigation are not expected until 1998. On March 19, 1997, Lone Mountain received a subpoena to produce documents and to testify before a federal grand jury. The subpoena seeks the production of documents related to the design and approval of the impoundment. All documents relevant to the subpoena have been identified. The final delivery of documents is expected in August, 1997. During the six months ended June 30, 1997, the Company recorded expenses related to the Lone Mountain impoundment totaling $4.6 million, including a provision for the $1.4 million settlement described above, and for costs to reconstruct the impoundment.

The Company's federal income tax returns for the years 1992 through 1994 are currently under review by the Internal Revenue Service (IRS). The IRS has completed its examinations of the Company's federal income tax returns for the years ended 1987, 1988 and 1989 and the proposed adjustments which relate principally to business acquisitions, asset dispositions, corporate reorganizations, percentage depletion and investment tax credits during those years. As a result, the IRS has proposed additional taxes aggregating $50 million plus interest to the date of payment.

After an analysis of the proposed adjustments by management with tax counsel, the Company paid $8.0 million in 1994 to the IRS and filed a protest with the IRS contesting certain adjustments. Management believes that the Company has adequately provided for any income taxes and related interest which may ultimately be paid on contested issues. On April 30, 1997, the Company made an additional $8 million deposit to the IRS which was charged against a previously established reserve.

Certain Risk Factors

Credit risk - The Company markets its coal principally to electric utilities in the United States. As a group, electric utilities generally are stable, well capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customer's financial condition, and collateral is not generally required. Credit losses have consistently been minimal.

Price risk - Selling prices for the Company's products are determined by long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are subject to adjustment, including changes in market conditions. Falling market prices raise the price risk under these contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, frequently labor-related. The coal industry is highly competitive, and Arch Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the eastern United States, and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

Arch Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

The employees of Apogee's and Hobet's operations are covered by the National Bituminous Coal Wage Agreement of 1993 (Wage Agreement), which provides for certain wage rates and benefits. Employees of other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates is the Wage Agreement.

Although the Company cannot predict changes in its costs of production and coal prices with certainty, Arch Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit exposure to depressed spot market prices which result from industry over capacity by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. In the event of a disruption of supply, the Company might, depending on the level of its sales commitments, benefit from higher spot prices if its own mines were not affected by the disruption.

Interest rate risk - Arch Coal has significant debt which is linked to short-term interest rates. If interest rates rise, Arch Coal's costs relative to those obligations would also rise. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Arch Coal believes that the negative effects of higher interest rates on Arch Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices.

Factors Routinely Affecting Results of Operations

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. In addition, price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications, force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, and some long-term contracts contain provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in affected utilities seeking to terminate or modify long-term contracts citing such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at the same or better level of profitability.

From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

The Company's customers frequently combine various qualities of coal, nuclear, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal of the kind produced by the Company varies depending on price and transportation, regulatory, and other factors.

The Company's coal production and sales are subject to a variety of operational, geologic, transportation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's longwall mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine, called a panel, are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production.

Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocation's depend to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Sales can be adversely affected by fluctuations in production and by transportation delays arising from equipment unavailability and weather-related events, such as flooding.

Geologic  conditions  within  mines are not  uniform.  Overburden  ratios at the surface mines vary, as do roof and floor conditions and seam thickness in underground mines. These variations can be either positive or negative for production. Weather conditions can also have a significant effect on the Company's production, depending on the severity and duration of the condition. For example, extremely cold weather combined with substantial snow and ice accumulations may impede surface operations directly and all operations indirectly by making it difficult for workers and suppliers to reach the mine sites.

The results of the third quarter of each year are normally adversely affected by lower production and resultant higher costs because of scheduled vacation periods. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

The Apogee and Hobet operations are a party to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at Apogee's and Hobet's mining complexes. Any future strike or work stoppage that affected these operations for a prolonged period would have a significant adverse effect on the Company's results of operations.

Any one or a combination of changing demand; fluctuating selling prices; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes or results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

The third through seventh paragraphs of the Legal Contingencies subsection of the Contingencies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report are incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On April 4, 1997, the Company's shareholders acted by written consent in accordance with Section 228 if the General Corporation Law of the State of Delaware.

      (c) By written consent of the shareholders representing 98.75% of the Company's voting securities, the shareholders:

            (1) approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of shares authorized to be issued to 100,000,000 par value $0.01 per share and reclassifying each existing issued and outstanding share of Company common stock $1.00 par value into 338.0857 shares common stock par value $0.01;

            (2) adopted a Restated Certificate of Incorporation to be effective as of the effective time of the Merger; and

            (3) adopted and approved, effective as of the effective time of the Merger, the Arch Coal, Inc. 1997 Stock Incentive Plan and the reservation for issuance thereunder of 6,000,000 shares of Company common stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 (S-4)).

     3.1  Restated    Certificate  of   Incorporation   of   Arch   Coal,   Inc.
          (incorporated herein by reference to Exhibit 3.1 to the S-4).

     3.2 Restated and Amended By Laws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 to the S-4).

     4.1  Stockholders  Agreement,  dated  as of  April 4, 1997,  among  Carboex
          International,   Ltd.,  Ashland  Inc.  and  Arch Mineral   Corporation
          (incorporated herein as reference to Exhibit 4.1 to the S-4).

     4.2 Registration Rights Agreement, dated as of April 4, 1997, among Arch Mineral Corporation, Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 to the S-4).

     4.3 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.3 to the S-4).

     4.4 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 to the S-4).

     4.5 Credit Agreement dated as of July 1, 1997, by and among Arch Coal, Inc., the banks party thereto, PNC Bank, National Association, as Administrative and Syndication Agent and Morgan Guaranty Trust Company of New York, as Documentation and Syndication Agent (incorporated herein by Reference to Exhibit 4.1 to the Current Report of Arch Coal, Inc. on Form 8-K filed July 15, 1997).

     27   Financial Data Schedule (filed herewith).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARCH COAL, INC.
                                                (Registrant)

Date: August 13, 1997                           /s/ James P. Pye
                                                -------------------
                                                James P. Pye
                                                Controller (Chief Accounting
                                                  Officer)


Date: August 13, 1997                           /s/ Jeffry N. Quinn
                                                --------------------
                                                Jeffry N. Quinn
                                                Senior Vice President, General
                                                  Counsel and Secretary

                                 Arch Coal, Inc.
                    Form 10-Q for Quarter Ended June 30, 1997


                                INDEX TO EXHIBITS


     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 (S-4)).

     3.1  Restated   Certificate   of   Incorporation   of   Arch   Coal,   Inc.
          (incorporated herein by reference to Exhibit 3.1 to the S-4).

     3.2 Restated and Amended By Laws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 to the S-4).

     4.1  Stockholders  Agreement,  dated  as of  April 4, 1997,  among  Carboex
          International,   Ltd.,  Ashland  Inc.  and Arch  Mineral   Corporation
          (incorporated herein as reference to Exhibit 4.1 to the S-4).

     4.2 Registration Rights Agreement, dated as of April 4, 1997, among Arch Mineral Corporation, Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 to the S-4).

     4.3 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.3 to the S-4).

     4.4 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 to the S-4).

     4.5 Credit Agreement dated as of July 1, 1997, by and among Arch Coal, Inc., the banks party thereto, PNC Bank, National Association, as Administrative and Syndication Agent and Morgan Guaranty Trust Company of New York, as Documentation and Syndication Agent (incorporated herein by Reference to Exhibit 4.1 to the Current Report of Arch Coal, Inc. on Form 8-K filed July 15, 1997).

     27   Financial Data Schedule (filed herewith).