Form 10-Q
period 1997-09-30
ARCH COAL INC
filed 1997-11-13
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At November 11, 1997, there were 39,657,898 shares of registrant's common stock outstanding.

                                      Index


PART I.  FINANCIAL INFORMATION                           PAGE

    Item 1.     FINANCIAL STATEMENTS

    Condensed  Consolidated  Balance  Sheets as of
      September 30, 1997 and December 31, 1996.............3

    Condensed Consolidated Statements of Income for the Three Months
       Ended September 30, 1997 and 1996 and the Nine Months Ended
       September 30, 1997 and 1996.........................4

    Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996......5

    Notes to Condensed Consolidated Financial Statements...6

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...10


PART II.  OTHER INFORMATION

    Item 1.   LEGAL PROCEEDINGS...........................21

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K............21

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
                                         September 30, December 31,
                                            1997         1996
                                         -----------   -----------
Assets                                   (Unaudited)
Current assets
Cash and cash equivalents                $   17,301     $13,716
Trade accounts receivable                   139,660      75,657
Other receivables                             4,700       5,143
Inventories                                  69,645      35,234
Prepaid royalties                            17,772       2,624
Deferred income taxes                        15,825      14,500
Prepaid expenses and other assets             9,757       6,738
                                         ----------- ----------
          Total current assets              274,660     153,612
                                         ----------- ----------

Property, plant and equipment, net          1,131,008   567,067

Other assets
Prepaid royalties                            23,346       3,723
Coal supply agreements less accumulated
amortization                                194,665      83,369
Deferred income taxes                        49,122      67,207
Receivables and other assets                 13,183      10,543
                                         ----------- ----------
                                            280,316     164,842
                                         ----------- ----------
          Total assets                   $ 1,685,984  $ 885,521
                                         =========== ==========

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                         $   94,467   $  42,712
Accrued expenses                             83,969      58,734
Income taxes payable                         10,623      19,000
Current portion of long-term debt            26,000           -
                                         ----------- ----------
          Total current liabilities         215,059     120,446
                                         ----------- ----------
Long-term debt                              300,900     212,695
Accrued postretirement benefits other
than pensions                               291,141     228,843
Accrued reclamation and mine closure        126,206      97,595
Accrued workers' compensation               100,795      70,849
Accrued pension cost                         23,876      14,297
Other long-term liabilities                  33,496      10,170

Stockholders' equity
Common stock                                    397         209
Paid-in capital                             472,008       8,392
Retained earnings                           122,106     122,025
                                         ----------- ----------
          Total stockholders' equity        594,511     130,626
                                         ----------- ----------
Total liabilities and
stockholders'equity                      $1,685,984  $  885,521
                                         =========== ===========


See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

                                 Three Months      Nine Months
                                     Ended            Ended
                                 September 30,    September 30,
                               -----------------------------------
                                1997     1996     1997     1996
                               -------- -------- -------- --------
Revenues
Coal sales                     $322,924 $184,193 $706,210 $554,807
Other revenues                    6,225   11,248   16,515   20,642
                               -------- -------- -------- --------
                                329,149  195,441  722,725  575,449

Costs and Expenses
Cost of coal sales              288,740  161,766  629,665  492,757
Selling, general and
administrative expenses          10,054    6,167   18,251   15,426
Amortization of coal supply
agreements                        6,504    2,792   10,704    8,626
Merger-related expenses          39,132        -   39,132        -
Other expenses                    5,187    8,003   12,832   15,869
                               -------- -------- -------- --------
                                349,617  178,728  710,584  532,678
                               -------- -------- -------- --------
Income (loss) from operations   (20,468)  16,713   12,141   42,771

Interest expense, net:
Interest expense               (6,118)  (4,607)  (12,910) (14,425)
Interest income                   285      223       820      915
                               -------- -------- -------- --------
                               (5,833)  (4,384)  (12,090) (13,510)
                               -------- -------- -------- --------
Income (loss) before income
taxes                          (26,301)  12,329       51   29,261
Provision (benefit) for
income taxes                   (13,300)   1,400   (9,100)   5,500
                               -------- -------- -------- --------
Net income (loss)             $(13,001) $10,929  $ 9,151  $23,761
                               ======== ======== ======== ========

Earnings (loss) per share     $  (0.33) $   0.52 $   0.34 $   1.13
                               ======== ======== ======== ========

Weighted average shares
outstanding                     39,712   20,948   27,271   20,948
                               ======== ======== ======== ========

Dividends declared per share  $  0.115         - $ 0.33          -
                               ======== ======== ======== ========


See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                              -----------------------
                                                 1997        1996
                                              ----------- -----------
Operating activities
Net income                                    $    9,151  $   23,761
Adjustments to reconcile to cash
 provided by operating activities:
  Depreciation, depletion and amortization       100,962      76,570
  Prepaid royalties expensed                       4,989       3,628
  Net gain on disposition of assets                (400)     (7,600)
  Merger-related expenses                         35,854           -
  Changes in:
      Receivables                                (9,367)     (1,865)
      Inventories                                (2,071)     (1,341)
      Accounts payable and accrued expenses        5,893       1,905
      Income taxes                              (28,976)     (7,844)
      Accrued postretirement benefits              5,286       7,739
      Accrued workers' compensation benefits     (5,972)     (4,912)
      Accrued reclamation and mine closure         (134)     (2,050)
      Other                                        6,933       4,182
                                              ----------- ----------

    Cash provided by operating activities        122,148      92,173
                                              ----------- ----------
Investing activities
Additions to property, plant and equipment      (36,341)    (40,205)
Payments for acquisitions                       (16,990)    (14,200)
Proceeds from dispositions of property,
plant and equipment                                  792       3,515
Additions to prepaid royalties                   (4,767)     (4,573)
                                              ----------- ----------

    Cash used in investing activities           (57,306)    (55,463)
                                              ----------- ----------

Financing activities
Net proceeds from (payments on) revolver and
lines of credit                                  127,873    (20,466)
Payments on senior notes                       (181,110)    (18,000)
Dividends paid                                   (9,070)          -
Proceeds from sale of common stock                1,050           -
                                              ----------- ----------

    Cash used in financing activities           (61,257)    (38,466)
                                              ----------- ----------

Increase (decrease) in cash and cash
equivalents                                        3,585     (1,756)
Cash and cash equivalents, beginning of
period                                            13,716      17,502
                                              ----------- -----------

Cash and cash equivalents, end of period      $   17,301  $   15,746
                                              =========== ==========

See notes to condensed consolidated financial statements.

Arch Coal, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 1997
(Unaudited)
Note A - GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended September 30, 1997, are not necessarily indicative of results to be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the combined Proxy Statement of Ashland Coal, Inc./Form S-4 Prospectus of Arch Mineral Corporation dated May 30, 1997. Arch Mineral Corporation changed its name to Arch Coal, Inc. ("Arch Coal" or the "Company") effective June 30, 1997. The Company produces steam and metallurgical coal from surface and deep mines in Illinois, Kentucky, West Virginia, Virginia and Wyoming for sale to utility, industrial and export markets. Some members of the Company's workforce are represented by various labor organizations.
Significant intercompany transactions and accounts have been eliminated in consolidation.

Note B - MERGER

On July 1, 1997, Ashland Coal, Inc. ("Ashland Coal") merged with a wholly-owned subsidiary of the Company and became a wholly-owned subsidiary of the Company. Under the terms of the merger, Ashland Coal's stockholders received one common share of Arch Coal for each common share of Ashland Coal and 20,500 common shares of Arch Coal for each share of Ashland Coal preferred stock. A total of 18,660,052 shares of Company common stock was issued in the merger, resulting in a total purchase price of approximately $464.8 million. The merger was accounted for under the purchase method of accounting. Accordingly, the cost to acquire Ashland Coal has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of Ashland Coal are included in the condensed consolidated statements of income effective July 1, 1997.

Summarized below are the unaudited pro forma combined results of operations for the nine months ended September 30, 1997 and 1996 as though the merger had occurred on January 1, 1997 and 1996, respectively.

Arch Coal, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued


Note B-MERGER (cont'd)

                                   Nine Months Ended September 30,
                                        1997                   1996
                                   -------------            -------------
                                 (In thousands, except earnings per share)
Revenues                              $1,045,395            $1,000,310
Income before income taxes            $   24,637            $   34,470
Net income                            $   30,714            $   29,948

Earnings per share                    $     0.77            $     0.76

These unaudited pro forma results of operations do not reflect any cost savings or other synergies that may result from the merger. In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the merger occurred at the beginning of these periods or results of operations that may be achieved in the future.

In connection with the merger, the Company recorded a one-time charge of $39.1 million (before tax) or $23.8 million (after tax) comprised of termination benefits and relocation costs of $8.1 million and costs of $3.1 million associated with the idling of duplicate facilities, including a coal-loading terminal on the Big Sandy River and the Pardee surface mine on the Kentucky/Virginia border. The terminal's coal loading operations were consolidated with the operations of another dock formerly operated by Ashland Coal. The surface mine's sales commitments are expected to be sourced from available capacity at other, lower-cost Arch Coal operations. The termination benefits and relocation costs relate principally to corporate employees. During the three months ended September 30, 1997, the Company paid approximately $3.2 million in termination and relocation benefits against the liability established for such purposes.

Note C - INVENTORIES

Inventories are comprised of the following:
                             September 30, 1997        December 31, 1996
                                           (In thousands)

Coal                          $43,521                       $21,866
Repair parts and supplies      26,124                        13,368
                             ========                       =======
                              $69,645                       $35,234

Arch Coal, Inc. And Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued

Note D - DEBT

Debt consists of the following:
                                        September 30, 1997    December 31, 1996
                                                       (In thousands)

Indebtedness to banks under revolving
credit agreement, expiring in 2002            $240,000      $147,000
Indebtedness to banks under lines of credit     35,297             -
7.79% senior unsecured notes, payable
annually through January 31, 2003               42,860        50,000
9.85% senior unsecured notes, paid in 1997           -         8,000
Other                                            8,743         7,695
                                               -------       -------
                                               326,900       212,695
Less current portion                            26,000             -
                                              --------      --------
Long-term debt                                $300,900      $212,695
                                              ========      ========


The Company had an unsecured revolving credit agreement with a group of banks which provided for borrowings of up to $200 million. On July 1, 1997, concurrently with the Ashland Coal merger, the Company entered into a new $500 million revolving credit agreement and, on July 2, 1997, the Company terminated the $200 million facility. The new revolving credit agreement has a five year term, and the rate of interest on borrowings under this agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. The Company is currently borrowing under the LIBOR option.

Note E - CONTINGENCIES

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $4.8 million (included in Other Long-term Liabilities) and believes that probable insurance recoveries of $1.1 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $2 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Note F - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Company is required to adopt SFAS 128 on December 31, 1997, and at that time, will present recomputed earnings per share ("EPS") for all prior periods using the methodology specified by SFAS 128. Although the Company has not yet determined the full effect of SFAS 128, it believes that basic EPS as computed under SFAS 128 will not be significantly different from primary EPS as computed under the prior accounting rules.

Note G - CHANGE IN ESTIMATE AND OTHER NON-RECURRING REVENUES
              AND EXPENSES

The Company's operating results for the nine month period ended September 30, 1997, reflect a $4.2 million reduction in workers' compensation reserves
(including $3.5 million in cost of coal sales and $.7 million in selling, general and administrative expenses) due to better than anticipated safety performance. This favorable adjustment was more than offset by a $4.6 million charge to cost of coal sales for the impoundment failure in October 1996 at Lone Mountain Processing and a $1.5 million charge to other expenses for a settlement of a lawsuit with the Utah Division of State Lands and Forestry (the "Trail Mountain lawsuit"). In addition, the results also reflect a $3.3 million decrease in the reclamation and mine closure reserve at the Company's Illinois operation due to a change in permit requirements. The third quarter of 1996 included a gain on sale of the Corbin preparation plant of $4.9 million included in other revenues, and charges to other expenses of $1.7 million in connection with the Trail Mountain lawsuit and $1.4 million in connection with the redemption of debt.

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

Results of Operations

Merger With Ashland Coal

On July 1, 1997, Arch Coal, Inc. ("Arch Coal" or the "Company") acquired Ashland Coal, Inc. ("Ashland Coal") in a merger. The merger was accounted for as a purchase, and resulted in Ashland Coal becoming a wholly-owned subsidiary of the Company. A total of 18,660,052 shares of Company common stock was issued in the merger.

At the time of the merger, Ashland Coal was engaged in the mining, processing and marketing of low-sulfur bituminous coal primarily in the eastern United States, and Ashland Inc. ("Ashland") owned 50% of the voting stock of the Company and stock representing approximately 57% of the voting power of Ashland Coal. Ashland currently owns approximately 54% of the Company's outstanding common stock.

Period to period comparisons have been materially affected by the addition of the results of operations of Ashland Coal effective July 1, 1997.

Quarter Ended September 30, 1997, Compared to Quarter Ended September 30, 1996

For the third quarter ended September 30, 1997, Arch Coal lost $13.0 million. This compares to net income of $10.9 million for the quarter ended September 30, 1996. The current quarter includes a one-time charge of $39.1 million ($23.8 million after tax) related to the Company's merger with Ashland Coal. Excluding this charge, the Company had net income of $10.8 million for the period. The merger-related charge taken in the third quarter is principally comprised of termination benefits, relocation costs and costs associated with the idling of duplicate facilities, including a coal-loading terminal on the eastern side of the Big Sandy River and Pardee surface mine on the Kentucky/Virginia border. Coal loading operations are now being conducted by Arch Coal Terminal, Inc. from a terminal facility on the west side of the Big Sandy River that was operated by Ashland Coal prior to the merger. The Pardee surface mine's sales commitments are expected to be sourced from available capacity at other, lower-cost Arch Coal operations. The quarter ended September 30, 1996 included a gain on sale of the Corbin preparation plant of $4.9 million and charges of $1.7 million in connection with the settlement of a lawsuit with the Utah Division of State Lands and Forestry (the "Trail Mountain lawsuit") and $1.4 million in connection with the redemption of debt.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $.44 per ton from the third quarter of 1996. The average selling price decreased $.33 per ton from the same quarter a year ago reflecting a favorable sales contract reopener settlement in 1996 and lower average selling prices in 1997. The average cost per ton increased $.11 per ton when compared to the quarter ended September 30, 1996. That increase in costs was primarily due to higher operating costs at the Pardee surface mining operation. The addition, as a result of the merger, of production from the Hobet 21 mining complex, which production was at high cost in the third quarter as a result of equipment sequencing problems, as well as lower production from Arch of Illinois operations, also contributed to the increase in costs. Largely offsetting those effects was the addition, as a result of the merger, low-cost production from the Mingo Logan and Dal-Tex mining complexes and excellent productivity at the Ruffner Mine.

Other revenues were $5.0 million lower in 1997 than in 1996. The third quarter of 1996 included a gain on sale of the Corbin preparation plant of $4.9 million.

Selling, general and administrative expenses increased $3.9 million primarily due to the effects of the Ashland Coal merger.

Amortization of coal supply agreements increased $3.7 million from the comparable period in 1996. That increase was primarily attributed to the amortization of the carrying value of the Ashland Coal sales contracts acquired in the merger.

Other expenses decreased $2.8 million from the quarter ended September 30, 1996. This decrease resulted from charges of $1.7 million in connection with the Trail Mountain lawsuit and $1.4 million in connection with the redemption of debt, both recorded in the third quarter of 1996.

Earnings in the third quarter of 1997 were reduced by a $1.5 million increase in interest expense. This increase is attributable to higher average debt levels resulting from the merger with Ashland Coal.

The income tax benefit recorded in the third quarter was primarily attributed to the $15.3 million tax benefit associated with the one-time merger-related charge discussed above. The Company's effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, net interest expense, income taxes, depreciation, depletion and amortization) was $61.8 million for the quarter ended September 30, 1997 compared to $43.4 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional third quarter sales that resulted from the merger with Ashland Coal. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net income was $9.2 million for the nine months ended September 30, 1997 and $23.8 million for the same period in 1996. The current nine month period includes a one-time charge of $39.1 million ($23.8 million after tax) related to the merger with Ashland Coal, as discussed above. Excluding this charge, the Company had net income of $33.0 million for the first nine months of 1997. The nine month period ending September 30, 1997 included several adjustments that netted to a favorable pre-tax impact to earnings of $1.4 million. These adjustments included a $4.2 million decrease to the workers' compensation reserve due to better than anticipated safety performance, a $3.3 million decrease in the accrual for reclamation and mine closure at the Company's Illinois operations due to a change in permit requirements, largely offset by non-recurring charges of $4.6 million associated with the impoundment discharge at Lone Mountain and $1.5 million related to the Trail Mountain lawsuit. Net income for the nine months ended September 30, 1996 included a gain on sale of the Corbin preparation plant of $4.9 million.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $.11 per ton from 1996 to 1997. The average selling price decreased $.14 per ton while cost of coal sold decreased $.03 per ton. The reduction in costs was primarily attributed to higher production from the Arch of Illinois operations and the addition, as a result of the merger, of low-cost production from the Mingo Logan and Dal-Tex mining complexes. Largely offsetting those effects were higher operating costs at the Pardee surface mine and the merger-related addition of high cost production from the Hobet 21 surface mine.

Selling, general and administrative expenses increased $2.8 million in the period primarily as a result of the merger with Ashland Coal.

Amortization of coal supply agreements increased $2.1 million. This increase is primarily due to the amortization of the carrying value of the Ashland Coal sales contracts partially offset by a decrease in amortization resulting from the completion of amortization on certain other sales contracts at the end of 1996.

Interest expense in the period declined $1.5 million as a result of lower average debt levels during 1997 and the payment of higher-cost fixed debt.

The income tax benefit recorded in the nine months ended September 30, 1997 was primarily attributed to the $15.3 million tax benefit associated with the one-time merger-related charge discussed above. The Company's effective tax rate is sensitive to changes in profitability because of the effects of percentage depletion.

EBITDA for the nine months ended September 30, 1997, was $152.2 million as compared to $119.3 million for the nine months ended September 30, 1996. This increase primarily reflects the additional third quarter sales volume that resulted from the merger with Ashland Coal and lower costs in the first half of 1997 compared to the same period in 1996.

Outlook

Several anticipated events, together with the negative effect on operating income resulting from the third quarter depletion of the longwall reserves at Arch of Kentucky's Mine No. 37, will materially and adversely affect the Company's results in the fourth quarter of 1997 and in 1998.

The most significant event is the expiration of one of the Company's long-term coal supply contracts with Georgia Power in December 1997. The Company is currently supplying 1.9 million tons of low-sulfur coal per year under this contract from its Lone Mountain and Cumberland River operations and from third parties. The prices for coal shipped under this contract are significantly above the current open market price of such coal. For the nine months ended September 30, 1997, 5.6% of the Company's pro forma combined revenues and 16.9% of its pro forma combined operating income (excluding the merger-related charge) related to sales under this contract, and the impact of its expiration will be disproportionate to the percentage of total production represented by the tonnage delivered under the contract. After expiration of this Georgia Power contract, the Company expects to continue to supply a significant amount of similar quality coal to Georgia Power at less favorable prices.

It is also expected that Arch of Wyoming's operation will experience reduced sales in the fourth quarter of 1997 and early 1998 due to continued
transportation problems. Poor rail service from the Union Pacific Railroad ("Union Pacific"), arising from integration problems associated with its merger with the Southern Pacific Railroad, has resulted in reduced shipments, and service problems are expected to continue in the immediate future.

The 45-day maintenance shutdown of the Hobet 21 dragline in the fourth quarter of 1997 will result in lower production and higher per ton costs at the Hobet 21 complex in the fourth quarter.

In the fourth quarter of 1997, the last $2.7 million of the original $50 million unrecognized net gain realized in 1993 upon changes in discount rates, black lung benefit cost rates, rebates and other assumptions used in the calculation of pneumoconiosis (black lung) liabilities will be credited against cost of coal sales.

These negative developments will be mitigated to some degree by synergies from the merger, increased income from the Company's Ark Land subsidiary's ongoing third-party leasing efforts and sales of surplus property, and by reduced interest expense as a result of lower debt levels in general and the refinancing of long-term debt at more favorable rates. In addition, operational improvements including improving geology at the Huff Creek and Darby Fork mines, deployment of a second equipment section at the Band Mill underground mine, and improving costs at the Wylo mine and Hobet 21 complex are expected to contribute positively to 1998 results. There are a variety of factors, however, which could cause the positive effect of these developments not to be realized. These factors are set forth in "Factors Routinely Affecting Results of Operations" below. For example, adverse geologic conditions could unexpectedly recur at the Huff Creek and Darby Fork mines, or occur at other mines.

The Company continues to evaluate possible acquisitions of other coal producers and properties in all the major U.S. coal producing regions and abroad. On November 11, 1997, Arch Coal, Inc. reached a definitive agreement to acquire low-sulfur coal reserves in Boone County, W.Va., from Oglebay Norton Company for $6.0 million. Consummation of the transaction is subject to customary closing conditions, and is scheduled for November 24, 1997. The reserves lie on a 12,000 acre tract of land adjacent to Arch Coal's Hobet 21 mining complex. The Hobet 21 Camp Creek deep mine is currently operating on a portion of the acquired property under a lease with Oglebay Norton.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 1997 and 1996:


                                              1997      1996
                                              ----      ----
                                              (In thousands)
      Cash provided by (used in):
      Operating activities                 $122,148   $ 92,173
      Investing activities                  (57,306)  (55,463)
      Financing activities                  (61,257)  (38,466)

Cash provided by operating activities increased in the first nine months of 1997 from the level in the same period of 1996 due primarily to the additional third quarter merger-related sales. An increase in the balance of trade receivables and tax payments related to prior year audits partially offset the cash generated by the additional third quarter sales.

The increase in cash used for investing activities in 1997 from the 1996 level principally reflects a higher amount of acquisition expenditures and lower proceeds from the sale of property, plant, and equipment. 1997 acquisition expenditures include the $17 million Kayford James reserve acquisition, while 1996 expenditures include the $14.2 million Carbon Basin reserve acquisition.

Cash used in financing activities reflects a reduction in borrowings of $53.2 million in 1997 and $38.5 million in 1996. The increase in debt repayments is a result of the higher amount of cash generated by operations in 1997. In addition to the increased debt repayments, dividend payments increased by $9.1 million compared to the same period in 1996.

Certain mining equipment that was sold and leased back under an operating lease may be repurchased at the Company's option for approximately $28.3 million when the lease expires in January 1998. Arch Coal anticipates that such purchase, if it should occur, would be funded under the Company's revolving credit agreement or lines of credit. The Company is also considering other lease alternatives to the January 1998 repurchase.

The Company's capital expenditures in the nine months ended September 30, 1997, were $36.3 million. Approximately $4.8 million of the third quarter's $17.9 million in capital expenditures were related to the recently completed construction of improvements and an extension to the Hobet 21 conveyor system. The total cost of this project that began in late 1996 was $11.3 million. The Company estimates that during the remainder of 1997, capital expenditures will be approximately $23 million.

The Company has historically satisfied its working capital requirements, its capital expenditures (excluding major acquisitions) and scheduled debt repayments from its operating cash flow. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations. The Company believes that cash generated from operations will continue to be sufficient to meet its working capital requirements, planned or anticipated capital expenditures (excluding major acquisitions) and scheduled debt repayments. The Company has a $500 million revolving credit agreement with a five year term with a group of banks. At September 30, 1997, the Company had borrowings of $240 million under this agreement.

On August 1, 1997, the Company redeemed previously issued senior notes by Ashland Coal with a principal balance of $152.9 million for $170.7 million including accrued interest. The redemption amount included a make-whole provision based upon current market rates with similar maturities. The note redemptions were financed with proceeds from the Company's $500 million revolving credit facility. The Company also has $42.9 million of indebtedness at September 30, 1997 under senior unsecured notes payable annually through January 2003.

Arch Coal periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 1997, there were $70 million of such agreements in effect with borrowings outstanding of $35.3 million.

Contingencies

Reclamation

The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to reclaiming refuse and slurry ponds. The Company also accrues for reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Favorable adjustments total $3.3 million and $4.5 million for the nine months ended September 30, 1997 and for the twelve months ended December 31, 1996, respectively. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Mine closing costs for operations as of September 30, 1997, in the aggregate, are estimated to be approximately $131.9 million. At September 30, 1997 and December 31, 1996, the accrual for closing costs, which is included in accrued reclamation and mine closure was $119.6 million and $90.3 million, respectively.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that at September 30, 1997 its probable aggregate loss as a result of such claims is $4.8 million (included in Other Noncurrent Liabilities) and believes that probable insurance recoveries of $1.1 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $2 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. As a consequence, the Director of the State Water Control Board and the Department of Mines, Minerals and Energy of the Commonwealth of Virginia filed suit in Lee County Virginia Circuit Court against Arch Coal's Lone Mountain Processing, Inc. subsidiary alleging violations of effluent limitations and reporting violations under Lone Mountain's National Pollutant Discharge Elimination System permits under the Clean Water Act. The Commonwealth of Virginia agreed to vacate two notices of violation and a show cause order in exchange for Lone Mountain's payment to the Commonwealth of approximately $1.4 million. A final order effectuating the settlement of all claims of the Commonwealth in respect of the discharge was entered as a judgment by the court on October 29, 1997. At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia also has opened a criminal investigation of the 1996 incident. The results of this investigation are not expected until sometime in 1998.

On November 6, 1997, the Company's Apogee Coal Company ("Apogee") subsidiary was identified as "potentially responsible party" (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act and the Superfund Amendment and Reauthorization Act of 1996 (collectively referred to as "Superfund") for potential joint and several liability for clean up costs in connection with alleged releases of hazardous chemicals (polychlorinated biphenyls) at commercial waste disposal sites in Kansas City, Missouri and Kansas City, Kansas operated by a third party waste disposal company. These sites are currently subject to ongoing investigation, overseen by the U.S. Environmental Protection Agency. Generally, the type of relief sought includes remediation of contaminated soil and/or groundwater, reimbursement for the cost of sight cleanup or oversight expended, and/or long-term monitoring of environmental conditions at the affected site. Based on its familiarity with current environmental laws and regulations, its analysis of the specific environmental substance at issue, the existence of other financially viable PRPs and the quantity of hazardous chemicals it shipped for disposal, the Company believes that any liability it may incur with respect to these sites will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company's federal income tax returns for periods ending December 31, 1992, December 31, 1993 and December 31, 1994 are currently under review by the Internal Revenue Service ("IRS"). The IRS has completed two separate examinations of the Company's federal income tax returns one for the periods ending June 30, 1987, June 30, 1988 and June 30, 1989, and a second one for the periods ending June 30, 1990, December 31, 1990 (short period) and December 31, 1991. The IRS has proposed additional taxes of $50 million plus interest and $8 million plus interest, respectively. A partial agreement was reached regarding the latter years for which additional tax of $4 million plus $2 million in interest was paid. The proposed adjustments remaining in dispute relate principally to business acquisitions, asset dispositions, corporate reorganizations, percentage depletion and investment tax credits. The Company filed protests contesting all the disputed adjustments. In order to avoid future potential interest charges, deposits were made totaling $16 million. Management believes that the Company has adequately provided for any income taxes and related interest which may ultimately be paid.

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

Price risk - Selling prices for the Company's products are determined by long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are subject to adjustment, including for changes in market conditions. Falling market prices raise the price risk under these contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, sometimes labor-related. The coal industry is highly competitive, and Arch Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the eastern United States, and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

Arch Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

The employees of Apogee and the Company's Hobet Mining, Inc. ("Hobet") subsidiary are covered by the National Bituminous Coal Wage Agreement of 1993 ("Wage Agreement"), which provides for certain wage rates and benefits. Employees of two other operating subsidiaries are covered by other collective bargaining organizations, and employees at the Company's other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates are the wage rates paid under the Wage Agreement.

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

The Company has entered into an interest-rate swap agreement to modify the interest characteristics of outstanding Arch Coal debt. On November 3, 1997, the Company entered into an interest-rate swap agreement with a total notional value of $25 million. This swap amount was used to convert variable-rate debt to fixed-rate debt. Under this agreement, the Company pays a weighted average fixed rate of 6.03% and is receiving a weighted average variable rate at November 3, 1997 of 5.64%. The remaining life on the swap at November 3, 1997, was approximately 60 months. The variable rates are adjusted using one month LIBOR.

Factors Routinely Affecting Results of Operations

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. In addition, price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications, force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, and some long-term contracts contain provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at the same or better level of profitability.

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

The Company's coal production and sales are subject to a variety of operational, geologic, transportation, and weather-related factors that routinely cause production to fluctuate. Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's Mountaineer Mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine, called a panel, are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production.

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

Changes in transportation rates and service also significantly influence the Company's results. CSX Corporation ("CSX") and Norfolk Southern Corporation ("NS") are major railroads in the eastern United States which together transport most of the coal sold by the Company. CSX and NS agreed to acquire Conrail Inc. ("Conrail"), another major railroad, whose primary service area is the
Northeastern United States, and have divided Conrail's assets between them. Costs of the reconstituted CSX and NS may be somewhat lower than the costs of those railroads prior to the acquisition. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain competitive advantage in some markets. It is not possible to predict with certainty the effects of the division of Conrail on interregional competition and, specifically, the effects on the Company. Further, continuing service disruptions from Union Pacific will adversely affect the operational results from Arch Coal's western operations, although such problems would likely have a greater effect on the Company's competitors who have a greater percentage of their revenues and profits dependent on western coal.

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

Apogee and Hobet operations are parties to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at Apogee's and Hobet's mining complexes. Any future strike or work stoppage that affected these operations for a prolonged period would have a significant adverse effect on the Company's results of operations.

Any one or a combination of changing demand; fluctuating selling prices; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes; changes in transportation rates and service; results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

                        Part II - Other Information

Item 1. LEGAL PROCEEDINGS

The second and third paragraphs of the Legal Contingencies subsection of the Contingencies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report are incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 ("S-4")).

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


                                          ARCH COAL, INC.
                                          (Registrant)

Date: November 13, 1997                       /s/ James P. Pye
                                          --------------------
                                          James P. Pye
                                          Controller (Chief Accounting Officer)


Date: November 13, 1997                        /s/ Jeffry N. Quinn
                                          ------------------------
                                          Jeffry N. Quinn
                                          Senior Vice President, General Counsel
                                          and Secretary

                                 Arch Coal, Inc.
                 Form 10-Q for Quarter Ended September 30, 1997


                                INDEX TO EXHIBITS


     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 ("S-4")).

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