Form 10-K
period 1997-12-31
ARCH COAL INC
filed 1998-03-17
CIK 1037676

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13105

                                ARCH COAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     43-0921172
       -------------------------------                     -------------------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

CITYPLACE ONE, SUITE 300, ST. LOUIS, MISSOURI                    63141
---------------------------------------------                  ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

CITYPLACE ONE, SUITE 300, ST. LOUIS, MISSOURI                    63141
---------------------------------------------                  ----------
            (MAILING ADDRESS)                                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 994-2700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                              WHICH REGISTERED
--------------------------------------                 ------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                  NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN ANY AMENDMENT TO THIS FORM 10-K. [X]

    AT MARCH 9, 1998, BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $337,246,286. IN DETERMINING THIS FIGURE, ARCH COAL, INC. HAS ASSUMED THAT ALL OF ITS EXECUTIVE OFFICERS AND DIRECTORS, AND PERSONS KNOWN TO IT TO BE THE BENEFICIAL OWNERS OF MORE THAN FIVE PERCENT OF ITS COMMON STOCK ARE AFFILIATES. SUCH ASSUMPTION SHALL NOT BE DEEMED CONCLUSIVE FOR ANY OTHER PURPOSE.

    AT MARCH 12, 1998, THERE WERE 39,657,898 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF ARCH COAL, INC.'S DEFINITIVE PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NO LATER THAN APRIL 30, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
===============================================================================

                                           TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I
    ITEM 1. Business............................................................................      1
    ITEM 2. Properties..........................................................................      9
    ITEM 3. Legal Proceedings...................................................................     11
    ITEM 4. Submission of Matters to a Vote of Security Holders.................................     11
    ITEM X. Executive Officers..................................................................     11

PART II
    ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters...............     12
    ITEM 6. Selected Financial Data.............................................................     13
    ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................     14
    ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.........................     22
    ITEM 8. Financial Statements and Supplementary Data.........................................     23
    ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..........................................................................     44

PART III
    ITEM 10. Directors and Executive Officers of the Registrant.................................     44
    ITEM 11. Executive Compensation.............................................................     44
    ITEM 12. Security Ownership of Certain Beneficial Owners and Management.....................     44
    ITEM 13. Certain Relationships and Related Transactions.....................................     44

PART IV
    ITEM 14. Exhibits, Financial Statement Schedule and Reports on
             Form 8-K...........................................................................     45

                                    PART I

ITEM 1. BUSINESS

    Arch Coal, Inc. ("Arch Coal" or the "Company") is the 6th largest U.S. coal producer (when measured by tons produced). The Company markets its coal primarily to domestic electric utilities and abroad, principally Europe. The Company estimates that as of December 31, 1997, approximately two billion recoverable tons of demonstrated (proven) and indicated (probable) coal reserves were held by the Company's subsidiaries in the Central Appalachian, Illinois and Western coal fields. Arch Coal was incorporated in Delaware in 1969.

  RECENT DEVELOPMENTS

    Closure of Mine No. 37. On January 31, 1998, the Company discontinued operation of two continuous miner units in Mine No. 37 and the Cave Branch preparation plant in Kentucky. Longwall mining equipment had operated at Mine No. 37 until the third quarter of 1997 when the reserves mineable with such equipment were depleted. Mine No. 37 produced 3.9 million tons during 1997, and the continuous miners were expected to produce approximately 1.9 million tons of coal through scheduled depletion of their dedicated reserves in 1999. The first quarter of 1998 will be adversely affected by certain costs associated with discontinuing this operation. The Company does not anticipate a significant write-down of assets as most of the carrying amount of the assets is expected to be recovered.

    New Wage Agreement with United Mine Workers. The Company's Hobet Mining, Inc. ("Hobet") and Apogee Coal Company ("Apogee") subsidiaries and the
United Mine Workers of America ("UMWA") executed the National Bituminous Coal Wage Agreement of 1998 (the "Wage Agreement") effective January 1, 1998. The Company believes that the terms of the Wage Agreement do not adversely affect the Company, and that the Wage Agreement provides important certainty for the Company with respect to its labor relations until expiration of the Wage Agreement on December 31, 2002. A summary of the terms of the Wage Agreement is included in the discussion of Employees beginning at page 6 below.

  MERGER WITH ASHLAND COAL

    On July 1, 1997, Ashland Coal, Inc. ("Ashland Coal") merged with a subsidiary of the Company. The merger was accounted for as a purchase and resulted in Ashland Coal becoming a wholly-owned subsidiary of the Company. A total of 18,660,054 shares of Company common stock was issued in the merger.

    At the time of the merger, Ashland Coal was engaged in the mining, processing and marketing of low-sulfur bituminous coal primarily in the eastern United States and Ashland Inc. ("Ashland") owned stock representing approximately 57% of the voting power of Ashland Coal and 50% of the voting stock of the Company. Ashland currently owns approximately 54% of the Company's outstanding common stock.

    Period to period comparisons in this report, including comparisons in the 1997 Sales and Production section below, the Company's Selected Financial Data in Item 6, Management's Discussion and Analysis in Item 7, Financial Statements in Item 8, and Financial Statement Schedules in Item 14, have been materially affected by the merger with Ashland Coal.

  1997 SALES AND PRODUCTION

    In 1997, the Company and its independent operating subsidiaries sold approximately 40.5 million tons of coal, as compared to sales of approximately
29.4 and 26.7 million tons in 1996 and 1995, respectively. Approximately 72% of the total tonnage sold during 1997 was sold under long-term contracts as compared to approximately 72% for 1996 and 76% for 1995. The balance was sold on the spot market (contracts of a term of one year or less). Sales of metallurgical coal in 1997 totaled 1.5 million tons, or approximately 4% of the Company's total 1997 coal sales. In 1997, the Company sold approximately 1.9 million tons of coal in the export market, compared to approximately 0.1 million tons in 1996 and 0.2 million tons in 1995. Sales of metallurgical coal accounted for approximately 35% of these export sales in 1997, while the balance of export sales consisted of sales of steam coal. Approximately 74%, 72% and 80% of total revenues for 1997, 1996 and 1995, respectively, were derived from long-term contracts (i.e., contracts of a term greater than one year). In 1997, the Company's independent operating subsidiaries produced approximately 36.7 million tons of coal as compared to approximately 26.9 and
25.6 million tons for 1996 and 1995, respectively. In addition, the Company purchased for resale approximately 2.9 million tons of coal during 1997, approximately 2.0 million tons during 1996 and approximately
1.2 million tons during 1995.

  MARKETING AND SALES CONTRACTS

    As is characteristic of the coal industry, from time to time the expiration of long-term sales contracts to which the Company is a party makes large amounts of previously committed tonnage available for commitment under new sales contracts. Virtually all of the Company's production that had been committed under sales contracts which expired during 1997, including most of the tonnage under a 1.9 million ton-per-year contract which expired in December 1997, has been recommitted under new long-term agreements or will be committed under sales contracts currently pending execution. As is the trend in the coal industry, the term of the Company's new long-term coal sales contracts is becoming shorter, and most of the Company's new long-term sales contracts expire in three years or less.

    The Company believes that many of its new commitments were made at favorable prices relative to the current market price for similar quality coal, as a combination of factors, including a relatively mild winter in the markets served by many of the Company's utility customers, have caused coal prices to decline somewhat since such commitments were made. Contracts covering approximately 15% of the Company's total production are scheduled to expire at the end of 1998. These contracts are largely priced at or near the current market price, and the Company does not expect any difficulty in obtaining new commitments for this tonnage, nor does it anticipate a meaningful difference between the current contract price under these expiring contracts and the price at which the tonnage can be recommitted.

    Since the July 1 merger with Ashland Coal, a variety of steps have been taken, including amendment of sales contracts, to increase the number of Company mines available to supply a given contract, and thereby to increase the margin realizable by the Company on the sale of its coal and decrease the customer's cost of fuel. The Company intends to continue to pursue sales contract amendments and new arrangements which will allow it to fully and efficiently utilize the variety of production sources and transportation options made available by the merger. For example, as a result of production options created by the merger, the Company has shifted some production commitments of Mingo Logan operations to other transportation advantaged sources, thereby lowering the customer's costs and improving the Company's realizations by selling some of this high-quality Mingo Logan product in the premium-priced metallurgical coal market.

    As previously reported, the Company's Wyoming operations have experienced substantial difficulties, including a 1997 fire that delayed deployment of equipment, and, more recently, transportation delays as a consequence of poor rail service from the Union Pacific Railroad after its merger with Southern Pacific Railroad. Most recently, the Wyoming operations have experienced an unexpected and substantial deterioration of customer demand for the Company's Wyoming low-sulfur, low-Btu product. While the Company's Wyoming coal has always been at a relative quality disadvantage vis-a-vis regional coals with higher Btu and similar sulfur content, the price premium traditionally afforded the higher-Btu product has permitted the Company to successfully market its lower-priced product to certain customers with less stringent Btu requirements. Recently, this premium has narrowed as a result of an oversupply of competing higher-Btu coal in the market. Consequently, the Company has elected to substantially reduce its Wyoming coal mining operations in 1998 in anticipation of better market conditions in 1999 when the current oversupply of higher-Btu product is expected to diminish. For more information concerning the Company's Wyoming mines, see Western Operations at page 6 below.

    During 1997, utility deregulation and consequent efforts by utilities to minimize costs led to changes in power purchase arrangements among utilities and third party producers of electricity from whom utilities purchase power. In this regard, in January, 1998, the Company was advised that the coal purchases by one of its customers for a power plant were being substantially reduced as a consequence of amendment to a power purchase agreement between the customer and the utility purchasing its power that is likely to lower the electrical output (and coal burn) of the plant. For further information about this matter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 beginning at page 14 of this report. Absent changes in output dictated by changes in governmental regulation or by reason of a "force majeure" event, the Company generally has minimal exposure under its sales contracts to changes in its customers' electrical output because most contracts specifically define the base tonnage required to be purchased by the customer. However, optional tonnage rights in otherwise fixed-tonnage contracts are frequently measured by reference to the customer's requirements, and the Company expects to see greater volatility in individual customer demand as a result of shorter contract terms and changes in electrical output by customers' plants as a consequence of deregulation.

  OPERATIONS

    Central Appalachian Operations

    Mingo Logan Operations. The Mingo Logan Complex is located in Mingo and Logan Counties, West Virginia, on approximately 20,500 acres containing approximately 42.1 million recoverable tons of coal. The Mingo Logan Complex currently consists of one surface mining operation conducted by an independent contract miner, four underground mines operated by independent contract miners, and a longwall mine ("Mountaineer Mine") operated by Mingo Logan Coal Company ("MLCC"). Three MLCC and one independent contract continuous miner sections also operate in the Mountaineer Mine. The Black Bear preparation plant is connected to the Mountaineer Mine by a conveyor and to the loadout on the Norfolk Southern Railway Company ("Norfolk Southern") railroad by a second conveyor. The loadout facility is capable of loading a 13,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Mingo Logan Complex at December 31, 1997, was $89.2 million, and the net book value was $78.7 million. The Mingo Logan Complex produced approximately 8.4 million tons of coal during 1997.

    Another Mingo Logan operation, the Holden 25 Mine, is a contract surface mine operating on leased reserves. The Holden 25 Mine produced approximately
1.1 million tons of coal in 1997. The Holden 25 Mine is expected to produce approximately 1.0 million tons prior to depletion of its assigned reserves in 1999.

    The coal from the Holden 25 Mine, as well as some coal from the Mingo Logan Complex, is loaded onto the Norfolk Southern railroad at the Holden 25/Ragland loadout. The Holden 25/Ragland loadout has an operating capacity of 3,200 tons per hour. The Holden 25 Mine also has an idle 650 ton-per-hour preparation plant which may resume operation with the development of the Phoenix reserves, described below. The total cost of the Holden 25 Mine's property, plant and equipment at December 31, 1997, was $5.8 million, and the net book value was $3.4 million.

    Additionally, MLCC has entered into a contract mining agreement with its affiliate, Coal-Mac, Inc. ("Coal-Mac"), whereby Coal-Mac will mine a large surface coal reserve (known as the Phoenix reserve) on approximately 2,600 acres in Logan and Mingo Counties, West Virginia. Production is scheduled to begin in April, 1998. Annual production from this new mine is expected to reach approximately 1.5 million tons by 1999 and to remain constant at that level until the assigned reserve base of approximately 29 million recoverable tons is exhausted.

    Dal-Tex Complex. The Dal-Tex mining complex ("Dal-Tex Complex") is located primarily in Logan County, West Virginia, on approximately 25,000 acres containing approximately 91 million tons of recoverable coal. The Dal-Tex Complex currently consists of one large-scale surface mine using modern surface mining equipment, including an 83-cubic-yard walking dragline, two 51-cubic-yard shovels, and one 24-cubic-yard loader. The surface mine is complemented by two deep mines utilizing continuous miner sections. One deep mine is operated by an independent contract miner. The Dal-Tex Complex includes the Monclo preparation plant, which is located on the CSX Transportation rail system ("CSX") , and is capable of loading a 14,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Dal-Tex Complex at December 31, 1997, was $55.4 million, and the net book value was $51.6 million. Approximately 5.9 million tons of coal were produced at the Dal-Tex Complex during 1997.

    Hobet 21 Complex. The Hobet 21 mining complex ("Hobet 21 Complex") in
Boone and Lincoln Counties, West Virginia, currently has dedicated reserves of approximately 98 million recoverable tons of coal. The Hobet 21 Complex consists of a large-scale surface mine, two contract deep mines and the 1,400-ton-per-hour Beth Station preparation plant. The surface mine uses modern surface mining equipment, including an 83-cubic-yard walking dragline and a 51-cubic-yard shovel. A conveyor belt system transports the coal from the surface mine to the Beth Station preparation plant where the coal is cleaned and loaded into railcars at the adjacent 150-car rail siding for shipment on the CSX rail system. The Beth Station preparation plant is capable of loading a 15,000-ton unit train in less than four hours. The total cost of property, plant, and equipment at the Hobet 21 Complex at December 31, 1997, was $70.2 million, and the net book value was $65.6 million. Approximately 4.4 million tons of coal were produced at the Hobet 21 Complex during 1997. In November 1997, the Company acquired approximately 23 million tons of low-sulfur coal reserves adjacent to the Hobet 21 Complex for $6 million.

    Hobet 07 Operations. Hobet 07's primary mining complex (the "Hobet 07 Complex"), located in Mingo and Logan Counties, West Virginia, is expected to produce approximately 1.4 million tons of coal during 1998, and thereafter to discontinue operations. The Hobet 07 Complex currently has three deep mines, one of which is operated by Hobet and two of which are operated by independent contractors. The Hobet 07 Complex includes the 950-ton-per-hour Pine Creek preparation plant which is served by CSX. The total cost of property, plant, and equipment at the Hobet 07 Complex at December 31, 1997, was $3.8 million, and the net book value was $2.8 million. The Hobet 07 Complex produced about
1.7 million tons of coal during 1997.

    Other Hobet 07 operations consist of a contract deep mine in Logan County, West Virginia (the "Holden 22 Mine"), that produced .5 million tons of coal in 1997. Holden 22 Mine reserves are expected to deplete in 1998. Coal produced from this deep mine is loaded on the CSX at the Holden 22 loadout or trucked to Arch Coal Terminal Inc.'s Lockwood Dock terminal facility on the Big Sandy River ("Lockwood Dock") and shipped by barge. The total cost of property, plant, and equipment at the Holden 22 Mine at December 31, 1997, was $1.1 million, and the net book value was $.4 million.

    Ruffner Mine. The Ruffner Mine, located in Logan County, West Virginia, is a surface mining operation utilizing a 49-cubic-yard dragline, a 43-cubic-yard shovel, a 22-cubic-yard shovel and a 28-cubic-yard loader. The Ruffner Mine has
25.4 million tons of dedicated recoverable coal reserves. Most of the coal produced by the Ruffner Mine is shipped run-of-mine and does not require processing, but any required processing occurs at the 650 ton-per-hour Ruffner preparation plant. Ruffner production is shipped on the CSX from the 4,000 ton-per-hour Fanco loadout in Logan County, West Virginia. As of December 31, 1997, the total cost of the Ruffner Mine property, plant and equipment was $81.8 million, and the net book value was $31.4 million. Approximately 3.4 million tons of coal was produced by the Ruffner Mine during 1997.

    Wylo Mine. The Wylo Mine, located in Logan County, West Virginia, is a truck-shovel surface operation utilizing a 53-cubic-yard shovel and a 28-cubic-yard loader. Approximately 1.6 million tons of coal were produced by the Wylo Mine in 1997. The Wylo mine is expected to remain in production and produce approximately 2.7 million tons through 1999. Coal produced at the Wylo Mine is processed and shipped through the Ruffner preparation plant and the Fanco loadout (described above), or trucked to the Lockwood Dock for shipment by barge. At December 31, 1997, the total cost of the Wylo Mine property, plant and equipment was $41.1 million, and the net book value was $12.7 million.

    Samples Mine. The Samples Mine consists of a large-scale surface mine producing approximately 4.6 million tons annually and utilizing a 110-cubic-yard dragline, a 53-cubic-yard shovel, a 22-cubic-yard hydraulic excavator and two 28-cubic-yard loaders. The mine is located in Boone, Raleigh and Kanawha Counties, West Virginia, on lands containing approximately 37.5 million tons of recoverable coal. Annual production is projected to increase from 1997 levels of 4.4 million tons to approximately 4.7 million tons per year in 2001. Most of the coal produced at the Samples Mine does not require processing and is shipped by truck to the Paint Creek terminal for shipment by barge. Any processing and rail shipment that is required occurs through the 250 ton-per-hour Toms Fork preparation plant and the 4,000 ton-per-hour Toms Fork loadout facility on the CSX. The total cost of the property, plant and equipment of the Samples Mine at December 31, 1997, was $97.6 million and the net book value was $57.5 million. In April 1997, the Company acquired the Kayford James reserve area consisting of approximately 13 million tons of low-sulfur coal reserves adjacent to the Samples Mine for net consideration of approximately $17.0 million.

    Campbells Creek Operations. Campbells Creek operations include two contract underground mines operating on leased and fee properties located in Kanawha County, West Virginia containing approximately 6.8 million tons of dedicated coal reserves. Run-of-mine coal from the underground operations is processed at the Campbells Creek preparation plant, which is operated by a contractor. The total cost of the Campbells Creek operations, property, plant and equipment at December 31, 1997 was $6.0 million, and the net book value was $2.3 million. The Campbells Creek mines produced approximately .8 million tons of coal in 1997, and reserves for Campbells Creek operations are expected to be depleted in 2003.

    Lone Mountain Operations. Lone Mountain's operations consist of two underground mines, the Darby Fork Mine and the Huff Creek Mine, both in Harlan County, Kentucky. These mines are currently operating predominantly on fee property containing approximately 2.9 million tons of dedicated recoverable coal reserves and there are significant additional reserves available for dedication to these operations. The Darby Fork Mine was a two section mine in 1997, and a third section was added in early 1998. All three-sections utilize battery cars for haulage. The Huff Creek Mine currently operates three sections, two with continuous haulage units. Coal produced from the Darby

Fork and Huff Creek Mines is transported on a beltline system directly to the 850 ton-per-hour Lone Mountain preparation plant where it is washed. The loadout has dual rail service on the Norfolk Southern and CSX, and is capable of loading at a rate of 3,000 tons per hour. The Darby Fork Mine produced .6 million tons of coal in 1997, and the Huff Creek Mine produced 1.4 million tons in the same period. The total cost of property, plant and equipment for the Lone Mountain operations at December 31, 1997, was $54.7 million, and the net book value was $22.2 million.

    Coal-Mac Operations. Coal-Mac operates three surface mines in Pike County, Kentucky, and has entered into a contract mining agreement with Mingo Logan to mine the Phoenix reserve in Mingo and Logan Counties, West Virginia. Approximately 5.7 million recoverable tons of coal reserves in Pike County are dedicated to Coal-Mac's Kentucky operations. Coal-Mac's Kentucky production is trucked to the Elkhorn City loadout and shipped raw on the CSX. The total cost of property, plant and equipment at Coal-Mac's Kentucky operations at December 31, 1997, was $17.4 million, and the net book value was $14.6 million. During 1997, Coal-Mac operations mined approximately 1.7 million tons of coal.

    Pardee Complex. The Pardee Complex, located on fee property containing approximately 12.3 million tons of dedicated recoverable coal reserves in Wise County, Virginia, includes the Pardee, Band Mill and Dogwood Mines and the Pardee preparation plant and loadout. The original Pardee Surface Mine was a contour mining operation utilizing a 28-cubic-yard loader, along with a small loader and auger operation. The mine produced approximately .7 million tons of coal in 1997, but since the merger with Ashland Coal, the original Pardee Surface Mine's contour mining operations have been closed and its production commitments have been moved to lower-cost operations. Approximately .5 million tons of coal will be produced from a new Pardee Mine in 1998 utilizing smaller-scale surface mining and auger equipment on reserves near the original Pardee Surface Mine.

    The Band Mill Mine is a two-section underground mine initially developed in 1996. This mine produced approximately .7 million tons of coal in 1997. The second section, with a continuous haulage system, became operational in the first quarter of 1997. The Band Mill Mine is projected to produce approximately
 .9 million tons of coal per year until exhaustion of its dedicated reserves, estimated to occur in 2005.

    The Dogwood Mine is a contract deep mine. Approximately .7 million tons of coal reserves are dedicated to the Dogwood Mine, and its reserves will deplete in 2002.

    The majority of Pardee Complex surface-mined coal is shipped on a raw basis, while all deep production and some highwall production requires processing. Coal is processed at the 250 ton-per-hour Pardee preparation plant and shipped from the 4,000 tons-per-hour Pardee loadout on the Norfolk Southern railroad. The total cost of the Pardee Complex property, plant and equipment at December 31, 1997 was $30.3 million, and the net book value was $16.3 million.

    Illinois Operations

    Captain Mine. The Captain Mine in Perry County, Illinois, is a large-scale surface mine utilizing modern mining equipment, including an electric shovel with a 105-cubic-yard bucket and a bucket wheel excavator. The Captain Mine reserves are expected to be exhausted in mid-1998. 1997 production was approximately 2.8 million tons. At December 31, 1997, the total cost of the Captain Mine's property, plant and equipment was $80.3 million, and the net book value was $4.1 million.

    Conant Mine. The Conant Mine, an underground operation also located in Perry County, Illinois, currently operates three continuous miners using battery powered coal haulers and the Archveyor(R) system. Approximately
25 million tons of recoverable coal are currently dedicated to Conant Mine operations, and production from the Conant Mine is expected to increase from 1997 production of approximately 2.0 million tons to approximately 2.6 million tons in 1998 and approximately 3.0 million tons annually in 1999-2002 (as a result of addition of a fourth section in late 1998 early 1999). The total cost for the Conant Mine's property, plant and equipment at December 31, 1997, was $40.1 million, and the net book value was $17.1 million.

    The coal produced from the Captain and Conant Mines is processed through the Captain preparation plant and loadout and is loaded onto the Illinois Central Railroad or Union Pacific Railroad at the rate of 3,800 tons per hour. The total cost of the Captain preparation plant and loadout's property, plant and equipment at December 31, 1997, totalled $40.3 million, and its net book value was $1.4 million.

    Western Operations

    Medicine Bow Mine. The Medicine Bow Mine a surface mine in Carbon County, Wyoming, produced 1.6 million tons of coal during 1997. As a result of competition from similarly-priced higher-Btu coal produced by the Company's competitors, the Medicine Bow Mine now is only expected to produce a total of approximately 1.9 million tons through its depletion in 2000. The Medicine Bow Mine utilizes a dragline with a 76-cubic-yard bucket and a dragline with a 64-cubic-yard bucket for overburden removal and reclamation. Significantly reduced mining and increased reclamation activities will continue through 1998 pending a determination when to increase coal production.

    Seminoe II Mine. The Seminoe II Mine is a surface mine that first began production in 1973 and was idled in 1989. It was reactivated in mid-1995 and produced .6 million tons in 1997. Approximately 1.4 million tons of coal are currently dedicated to Seminoe II Mine production. Equipment deployed at the Seminoe II Mine includes the Archveyor(R) system and a 32-cubic-yard dragline. As a result of the same market factors experienced at the Medicine Bow Mine, the Seminoe II Mine is not expected to produce significant amounts of coal in 1998, although reclamation activities will remain ongoing pending a determination when to increase coal production.

    Coal from each of the Medicine Bow and Seminoe II Mine loadouts is loaded out of stockpile areas for unit train shipment at a rate of 4,000 tons per hour on the Union Pacific Railroad. The total cost of property, plant and equipment at Medicine Bow and Seminoe II Mines at December 31, 1997, was $65.3 million, and the net book value was $6.8 million.

    In June 1996, the Company acquired approximately 58,000 acres of land containing approximately 96 million tons of low-sulfur coal reserves in the Carbon Basin reserve area, approximately 25 miles southeast of the Seminoe II Mine, for $14.2 million. Since acquiring this property, the Company has sold a significant portion of the noncoal producing lands to third parties. The Company intends to develop 27 million tons of these reserves as a large-scale surface mining operation, with production currently projected to begin in 2001.

    All of the mining complexes, mines and related facilities described above in OPERATIONS are accessible by public road, and power to the complexes, mines and facilities is supplied by public utility companies doing business in the area of such operations. The total cost of property, plant and equipment reflects purchase accounting adjustments.

  TRANSPORTATION

    Coal from the mines of the Company's subsidiaries is transported by rail, truck, and barge to domestic customers and to Atlantic coast terminals for shipment to domestic and international customers.

    The Lockwood Dock is located on a 60-acre site on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. In addition to providing storage and transloading services, the Lockwood Dock provides certain maintenance and other services at the Company's idle Big Sandy Terminal operation. The coal transloading and storage business of Big Sandy Terminal and the Lockwood Dock was consolidated at the Lockwood Dock shortly after the July 1 merger with Ashland Coal.

    The Paint Creek Terminal is located on leased property on the Kanawha River at Crown Hill, West Virginia. The facility transloads coal trucked from the Samples Mine for shipment by barge to the Company's customers.

    In addition, Company subsidiaries together own a 17.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility (the "DTA Facility") in Newport News, Virginia. The DTA Facility has a throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States. For additional information concerning the Company's investment in DTA, see the last paragraph in Note 18 to the Company's Consolidated Financial Statements on page 42 below and incorporated by reference in this Item 1.

  EMPLOYEES

    As of March 11, 1998, the Company and its independent operating subsidiaries employed a total of 3,366 people (including 36 part-time employees), 1,392 of whom are represented by the UMWA. Apogee and Hobet each are signatories to the Wage Agreement, which was ratified on December 16, 1997, became effective January 1, 1998, and expires on December 31, 2002. The provisions of the Wage Agreement will not significantly affect the Company's operating costs.

    The terms of the Wage Agreement principally affected pension matters for laid-off miners by allowing miners with 20 years of pension credit to retire regardless of their age. Pension accruals for active miners also were increased by $4 per month for all years of service, past and future, and effective in January 2000, the pension schedule for active miners was increased an additional $2 per month per year of service. These changes together resulted in an increase of 25% in a miner's pension income. For retired members, pensions for all classes of retirees were increased by $15 per month.

    In addition, the Wage Agreement provides for wage increases totalling $1.10 per hour over the first three years and a lump sum wage payment of $600 after both the third and fourth years of the contract. Other benefits and changes included increases in certain life, accident and health care insurance benefits; increases in the contribution rates for the UMWA Training and Education Fund and the UMWA 1993 Benefit Fund; revised work protection procedures for grievances related to job opportunities and under the 1995 Memorandum of Understanding Regarding Job Opportunities; and rules changes to permit more flexible scheduling by employers.

  REGULATIONS AFFECTING COAL MINING

    Coal mining is subject to strict regulation by federal, state, and local authorities. The scope of the regulation includes environmental and health and safety matters, and permits are required to be obtained by mining companies, the terms of which permits strictly regulate the environmental effects of coal mining by the permittee.

    Permitting and Environmental Matters

    Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. Nevertheless, the regulatory authorities exercise considerable discretion in the timing of permit issuance. Because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, no assurance can be made that all permits will be issued in a timely matter.

    The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") was enacted to regulate certain surface mining of coal and the surface effects of underground mining. All states in which the Company's subsidiaries operate have similar laws and regulations enacted pursuant to SMCRA which regulate surface and deep mining that impose, among other requirements, reclamation and environmental requirements and standards.

    The federal Clean Water Act affects coal mining operations by imposing effluent discharge restrictions on pollutants discharged into waters. In addition, the United States Environmental Protection Agency ("EPA") has permitting requirements for storm water discharges from industrial facilities. These regulations require permits for some aspects of mining operations. Regular monitoring and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into waters. Further, mining operations are subject to Clean Water Act regulations with respect to discharges into some ponds created to treat or dispose of coal mining wastes.

    All states in which the Company's subsidiaries operate also have laws restricting discharge of pollutants into the waters of those states.

    The federal Resource Conservation and Recovery Act ("RCRA") and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to an SMCRA permit are exempt from RCRA permits and standards. Each of the states in which the Company's subsidiaries are currently engaged in mining similarly exempt coal mine waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by subjecting them to liability for the remediation of releases of hazardous substances (other than waste excluded from federal and state regulation, as noted above) that may endanger public health or welfare or the environment.

    The federal Clean Air Act, as amended in 1990, imposes numerous requirements on various categories of emission sources and West Virginia state air regulations impose permitting obligations and performance standards on certain coal preparation plants and coal handling facilities, such as crushers and screens.

    Health and Safety Matters

    The federal Mine Safety and Health Act of 1977 imposes health and safety standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, and the equipment used in mining operations. The Black Lung Benefits Reform Act of 1977 generally requires each coal mine operator to secure payment of federal and state black lung benefits to its employees through insurance, bonds, or contributions to a state-controlled fund. The Black Lung Benefits Reform Act of 1977 also provides for the payment from a trust fund of benefits and medical expenses to employees for whom no benefits have been obtainable from their employer. This trust is financed by a tax on coal sales.

    The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") addressed two under-funded trust funds which were created to provide medical benefits for certain UMWA retirees. The Benefit Act provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) that commenced in 1995. The constitutionality of the Benefit Act has been challenged and the U.S. Supreme Court has heard, but has not yet ruled upon, the case. If the Benefit Act is declared unconstitutional, there will be an immediate favorable benefit to the Company. However, the Company is uncertain of the ultimate financial impact of such decision because such impact will depend in part on the nature of substitute legislation, if any, arising as a consequence of such a ruling.

    Compliance with Regulatory Requirements and Existing Environmental
Liability

    The Company's operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state, and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. From time to time the Company and its subsidiaries are party to civil and administrative proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. The Company believes that any adverse results in the currently pending proceedings, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

    Mingo Logan is a party to civil and administrative proceedings brought by owners of commercial surface property overlying part of Mingo Logan's Mountaineer Mine. These proceedings seek revocation of mining permits for the Mountaineer Mine and seek damages for loss in the value of the plaintiffs' property and business. The Company does not believe that Mingo Logan's mining permits will be revoked as a result of these proceedings, and that the damage claim will not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

    On October 31, 1997, the EPA notified a Company subsidiary that it was a potentially responsible party in the investigation and remediation of two hazardous waste sites located in Kansas City, Kansas, and Kansas City, Missouri. The Company's involvement arises from the subsidiary's sale, in the mid-1980's, of fluids containing small quantities of polychlorinated biphenyls ("PCBs") to a company authorized to engage in the processing and disposal of these wastes. Some of these waste materials were sent to one of the sites for final disposal. The Company responded to the information request submitted by EPA on December 1, 1997. Any liability which might be asserted by EPA against the Company is not believed to be material because of the de minimis quantity and concentration of PCBs linked to the Company. Moreover, the party with whom the subsidiary contracted to dispose of the waste material has agreed to indemnify the Company for any costs associated with this action.

    On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the EPA and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of

Virginia opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime later in 1998.

    Except as described herein, the Company is not aware of any alleged or existing conditions on property in which it has an ownership or other interest that would give rise to material liability under federal, state, and local environmental laws, regulations, or ordinances. The Company believes that continued compliance with regulatory standards will not substantially affect its ability to compete with similarly situated coal mining companies.

  SEASONALITY

    The results of the third quarter of each year are frequently adversely affected by lower production and resultant higher costs because of scheduled vacation periods at the majority of the Company's mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

  RELIANCE ON MAJOR CUSTOMERS

    The Company's total sales to Southern Company and AEP and their respective affiliates accounted for approximately 18% and 13%, respectively, of the Company's total revenues in 1997. Southern Company and AEP and/or their affiliates each currently have multiple long-term contracts with the Company. If the Company experienced an unanticipated and immediate loss of all of the contracts of either of these customers, the loss could have a material adverse effect on the Company's business and results of operations.

  COMPETITION

    The coal industry is highly competitive, and the Company competes (principally in price, location, and quality of coal) with a large number of other coal producers, some of which are substantially larger and have greater financial resources and larger reserve bases than the Company. Most long-term supply agreements and spot market orders are the result of competitive bidding. Coal also competes with other energy sources such as oil, natural gas, hydropower, and nuclear energy for steam and electrical power generation. Over time, the cost and other factors, such as safety and environmental considerations, relating to these alternative fuels may affect the overall demand for coal as a fuel.

ITEM 2. PROPERTIES

    As of December 31, 1997, the Company's subsidiaries owned, or controlled primarily through long-term leases, approximately 275,000, 100,000 and 2,000 acres of coal lands in West Virginia, Eastern Kentucky, and Virginia, respectively; 161,000 acres of coal lands in the Illinois Basin; and 53,000 acres of coal lands in Wyoming. Approximately 14,500 acres of the Company's coal land are leased from the federal government with terms expiring between 1999 and 2011, subject to readjustment and/or extension and to earlier termination for failure to meet diligent development requirements. The Company's subsidiaries also control through ownership or long-term leases approximately 4,100 acres of land which are used either for its coal processing facilities or are being held for possible future development. The Pine Creek, Black Bear, Campbells Creek, Samples, Ruffner and Holden 25/Ragland preparation plants and related loadout facilities are located on properties held under leases which expire in 2030, 2007 (with an optional 20-year extension), 2003, 2012, 2062 and 2006 (with unlimited extensions), respectively, and the balance of the Company's preparation plants and loadout facilities are located on property owned by the Company. The Company's executive headquarters occupy approximately 50,000 square feet of leased space at CityPlace One, St. Louis, Missouri, and the Company maintains an operational headquarters in approximately 100,000 square feet of subleased space at 2205 Fifth Street Road, Huntington, West Virginia. The descriptions set forth above in Item 1. Business of the Company's subsidiaries' mining complexes, mines, transportation facilities and other operations are hereby incorporated into this Item 2 by reference.

    The Company's subsidiaries currently own or lease the equipment that is significant to their mining operations. Hobet, Apogee and Catenary Coal Company lease equipment pursuant to a sale and leaseback transaction entered into in January 29, 1998. For further information about this 1998 sale-leaseback transaction, see Note 16 to the Company's Consolidated Financial Statements on page 41 below.

  COAL RESERVES

    The Company estimates that its subsidiaries owned or controlled, as of December 31, 1997, approximately two billion recoverable tons of proven and probable coal reserves. Reserve estimates are prepared by the Company's engineers and geologists and reviewed and updated periodically. Total reserve estimates and reserves assigned/dedicated to mines and complexes will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. The following table presents the Company's estimated reserves at December 31, 1997:

    Recoverable Coal

                                                                MEASURED    INDICATED     TOTAL
                                                               ----------   ---------   ---------
                                                                      (THOUSANDS OF TONS)
    Central Appalachia......................................    1,048,356    436,736    1,485,092
    Illinois................................................      312,861    101,550      414,411
    Wyoming (and Other).....................................      101,783     72,236      174,019
                                                                ---------    -------    ---------
    Total...................................................    1,463,000    610,522    2,073,522
                                                                =========    =======    =========

    Approximately 47% of the Company's coal reserves are held in fee, with the balance controlled by leases most of which do not expire until the exhaustion of mineable and merchantable coal. Other leases have primary terms expiring in various years ranging from 1998 to 2013, and most contain options to renew for stated periods. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In certain cases, a lease bonus (prepaid royalty) is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the prepaid royalty amount is applied to reduce future production royalties. Subsidiaries of the Company currently own or control approximately 22,000 acres of lands upon which exploration has not been conducted.

    Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and, thereby, encourages a greater demand for low-sulfur coal. So-called "compliance coal", i.e. coal which emits 1.2 pounds or less of sulfur dioxide per million Btu upon combustion without the aid of sulfur reduction technology, is referred to as such because combustion of such coal results in sulfur emissions within the parameters required by the Clean Air Act.

    All of the identified coal reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 32% consist of coal with a sulfur dioxide content of
1.2 lbs/MM Btu or less, and approximately 44% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Some of the Company's low-sulfur coal can be marketed as compliance coal when blended with other compliance coal. Accordingly, most of the Company's reserves are primarily suitable for the domestic steam coal markets. However, a substantial portion of the low-sulfur and compliance coal reserves at the Mingo Logan operations may also be used as a high-volatile, low-sulfur, metallurgical coal.

    The carrying cost of the Company's coal reserves at December 31, 1997, was $748.6 million, consisting of $17.7 million of prepaid royalties included in current assets, $20.8 million of prepaid royalties classified as an other asset, and $710.1 million net book value of coal lands and mineral rights.

    Title to coal properties held by lessors or grantors to the Company and its subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, in cases involving less significant properties and consistent with industry practices, title and boundaries are not completely verified until such time as the Company's independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected.

    From time to time, lessors or sublessors of land leased by the Company's subsidiaries have sought to terminate such leases on the basis that such subsidiaries' have failed to comply with the financial terms of the leases or that the mining and related operations conducted by such subsidiaries are not authorized by the leases. Some of these allegations relate to leases upon which the Company conducts operations material to the Company's consolidated financial position, results of operations and liquidity, but the Company does not believe any pending claims by such lessors or sublessors have merit or will result in the termination of any material lease or sublease.

ITEM 3. LEGAL PROCEEDINGS

    The description of pending legal proceedings with respect to the accidental discharge at Lone Mountain in the fourth paragraph under the "Compliance With Regulatory Requirements and Existing Environmental Liability" subsection under the "Regulations Affecting Coal Mining" section of Item 1 at page 8 of this report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1997.

ITEM X. EXECUTIVE OFFICERS

    The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years.

    Steven F. Leer, 45, has been President and Chief Executive Officer of the Company since 1992.

    Kenneth G. Woodring, 48, has been Executive Vice President--Mining Operations of the Company since the merger with Ashland Coal. Mr. Woodring served as Senior Vice President--Operations of Ashland Coal since 1989.

    C. Henry Besten, Jr., 49, has been Vice President--Strategic Marketing of the Company and President of the Company's Arch Energy Resources, Inc. subsidiary since the merger with Ashland Coal. Mr. Besten served as Senior Vice President--Marketing for Ashland Coal since 1990.

    John W. Eaves, 40, has been Vice President--Marketing of the Company since the merger with Ashland Coal. In the five years preceding the merger, he held a series of sales related positions with the Company, including President of the Company's Arch Coal Sales Company, Inc. subsidiary since 1995.

    Jeffrey A. Hoops, 41, has been Vice President--Operations of the Company since the merger with Ashland Coal. In the five years preceding the merger, Mr. Hoops held various operating positions with Ashland Coal, including Vice President of Operations Planning and Central West Virginia Surface Operations from 1994 until the merger.

    Patrick A. Kriegshauser, 36, has been Senior Vice President, Treasurer and Chief Financial Officer of the Company since July, 1996. During the prior five years, he served as Vice President--Controller, Vice President--Planning & Development, and Controller of Arch of West Virginia, Inc. (a subsidiary of the Company that was merged into Apogee in 1993).

    David B. Peugh, 43, has been Vice President--Business Development of the Company since 1993. Prior to 1993, Mr. Peugh was Director of Exploration and Development of Ashland Coal.

    Jeffry N. Quinn, 39, has been Senior Vice President--Law & Human Resources, Secretary and General Counsel of the Company since 1995. During the prior five years, he served as Senior Vice President, Secretary and General Counsel.

    Robert W. Shanks, 44, has been Vice President--Operations of the Company since the merger with Ashland Coal, and has been President of Apogee Coal Company, a subsidiary of the Company, since 1995. In the five years prior to the merger, he was President of Apogee (formerly Arch of Illinois, Inc.) and Vice President of the Illinois Division of Apogee. Mr. Shanks is currently the Chairman of the Bituminous Coal Operators Association (the "BCOA").

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed and traded on the New York Stock Exchange and also has unlisted trading privileges on the Chicago Stock Exchange (symbol: ACI).

    Information regarding the Company's common stock is shown in the following table.

                                                                         QUARTER ENDED
                                     --------------------------------------------------------------------------------------
                                                        1996                                        1997
                                     ------------------------------------------  ------------------------------------------
                                       3/31       6/30       9/30       12/31      3/31       6/30       9/30       12/31
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Dividend per common share........       --         --        $.38        --        $.108      $.108    $.115      $.115
Market price per common share<F*>
    High.........................                                                                      $30 3/8    $30 5/16
    Low..........................                                                                      $27 1/8    $24 5/8

---------
<F*> The Company's common stock did not trade publicly until the July 1, 1997 merger with Ashland Coal. Prices reflect New York Stock Exchange trading.

    The Company expects to continue paying regular cash dividends, although there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to the restriction described in Note 6 to the Company's Consolidated Financial Statements below on page 33.

    As of March 9, 1998, there were 871 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL INFORMATION
                                                              YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                           1997<F2><F3>      1996      1995<F4><F5>   1994<F6>    1993<F7>
                                           ------------    --------    ------------   --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Coal sales and other revenues...........    $1,066,873     $780,621      $737,838     $785,287    $487,670
Costs and expenses:
    Cost of coal sales<F8>..............       918,862      669,295       657,529      648,091     459,493
    Selling, general and administrative
      expenses..........................        28,882       20,435        19,680       21,758      19,070
    Amortization of coal supply
      agreements........................        18,063       12,604        13,374       15,346       7,672
    Merger-related expenses.............        39,132           --            --           --          --
    Write-down of impaired assets.......            --           --        10,241           --          --
    Restructuring expenses..............            --           --         8,250           --          --
    Other expenses......................        20,052       22,175        18,739       35,150      53,990
                                            ----------     --------      --------     --------    --------
Income (loss) from operations...........        41,882       56,112        10,025       64,942     (52,555)
Interest expense, net...................        17,101       17,592        22,962       21,582      15,443
Provision (benefit) for income taxes....        (5,500)       5,500        (1,900)       8,200     (29,100)
                                            ----------     --------      --------     --------    --------
Net income (loss).......................    $   30,281     $ 33,020      $(11,037)    $ 35,160    $(38,898)
                                            ==========     ========      ========     ========    ========

BALANCE SHEET DATA:
Total assets............................    $1,656,324     $885,521      $940,768     $993,361    $849,804
Working capital.........................        40,904       33,166        40,077       27,512      (3,369)
Long-term debt..........................       248,425      212,695       274,314      308,166     223,698
Other long-term obligations.............       594,127      421,754       429,993      413,209     413,427
Stockholders' equity....................       611,498      130,626       113,692      131,426      96,266

COMMON STOCK DATA:
Basic and diluted earnings (loss) per
  common share..........................    $     1.00     $   1.58      $  (0.53)    $   1.68    $  (1.86)
Dividends per share.....................          .445          .38           .32           --         .38
Shares outstanding at year-end..........        39,658       20,948        20,948       20,948      20,948

CASH FLOW DATA:
Cash provided by operating activities...    $  190,263     $138,471      $ 98,159     $ 81,273    $ 54,924
Depreciation, depletion and
  amortization..........................       143,632      114,703       100,101       99,431      80,415
Purchases of property, plant and
  equipment.............................        54,378       48,290        80,347       96,717      98,795
Dividend payments.......................        13,630        8,000         6,697           --       8,000
EBITDA<F9>..............................       224,646      170,815       128,617      164,373      27,860

OPERATING DATA:
Tons sold...............................        40,525       29,443        26,742       27,898      17,574
Tons produced...........................        36,698       26,887        25,562       27,383      14,848

---------

<F1> Certain amounts for years prior to 1997 have been reclassified to conform with the 1997 classifications with no effect on previously reported net income (loss) or stockholders' equity.

<F2> Information for 1997 reflects the merger with Ashland Coal on July 1,
     1997.

<F3> Income from operations for 1997 reflects a $39.1 million charge in connection with the Ashland Coal merger comprised of termination benefits, relocation costs and costs associated with the idling of duplicate facilities.

<F4> Income from operations for 1995 reflects total charges of $18.5 million for restructuring and asset write-downs. The Company restructured its selling, general and administrative functions and reduced its salaried workforce by 143 employees. Total restructuring charges of $8.3 million included charges for severance, pension and post-retiree medical benefits. As a result of implementing SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company recorded charges of $10.2 million to write-down certain idle assets to their fair value.

<F5> On July 31, 1995, the Company sold its timber rights to approximately
     100,000 acres of property in the eastern United States for a gain of $8.4 million.



<F6> In January 1994, the Company acquired the stock of Agipcoal Holding USA,
     Inc., and its subsidiaries, simultaneously sold certain of the operations and entered into a sale lease-back agreement for certain coal reserves for net consideration of $65.9 million. Coal mining operations in Kentucky and West Virginia, and certain coal supply agreements, were acquired. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the consolidated financial statements of the Company subsequent to the date of purchase.

<F7> The results of operations for 1993, were adversely affected by a seven-month strike by the UMWA against all of Apogee's operations as part of a nationwide strike against members of the BCOA. Depreciation and other expenses, including back-to-work bonuses and start-up costs, were expensed in cost of coal sales as incurred.

<F8> In 1993, in consultation with actuaries, the Company adjusted the discount rate, the black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial determination of pneumoconiosis (black lung) liabilities to reflect more accurately actual experience. The effect of these changes was a significant increase in the unrecognized net actuarial gain. In accordance with Company policy, this gain was amortized as a credit to cost of coal sales and totaled approximately $10 million annually in each of 1993 through 1997.

<F9> EBITDA is defined as income from operations before the effect of changes in accounting principles, unusual items (Notes 3 and 4 above), net interest expense, income taxes, depreciation, depletion and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered in isolation or as an alternative to net income, operating income, cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The "Contingencies," "Certain Risk Factors," "Impact of Year 2000" and "Factors Routinely Affecting Results of Operations" sections below discuss factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) in the "Outlook" and "Liquidity and Capital Resources" sections below, and elsewhere herein.

  RESULTS OF OPERATIONS

    Merger With Ashland Coal

    On July 1, 1997, Ashland Coal merged with a subsidiary of the Company, and 18,660,054 shares of Company common stock were issued in the merger. The merger was accounted for as a purchase.

    At the time of the merger, Ashland Coal was engaged in the mining, processing and marketing of low-sulfur bituminous coal primarily in the eastern United States, and Ashland Inc. owned stock representing approximately 57% of the voting power of Ashland Coal and 50% of the voting stock of the Company. Ashland Inc. currently owns approximately 54% of the Company's outstanding common stock.

    Comparisons of 1997 to 1996 have been materially affected by the merger with Ashland Coal effective July 1, 1997.

    1997 Compared to 1996

    Net income for 1997 was $30.3 million compared to net income of $33.0 million for 1996. The current year includes a one-time charge of $39.1 million ($23.8 million after tax) related to the Company's merger with Ashland Coal. Excluding this charge, the Company had net income of $54.1 million for the year. The merger-related charge was comprised of termination benefits and relocation costs of $8.1 million and costs of $31.0 million associated with the idling of duplicate facilities, including a coal loading terminal on the eastern side of the Big Sandy River and the Pardee Surface Mine on the Kentucky/Virginia border. Coal loading operations were consolidated and are now being conducted from a terminal facility on the west side of the Big Sandy River that was operated by Ashland Coal prior to the merger. The Pardee Surface Mine's sales commitments are expected to be sourced from available capacity at other, lower-cost Arch Coal operations.

    Gross profit on coal sales (selling price less cost of sales) on a per ton basis increased $.11 per ton from 1996 to 1997. The average selling price increased $.05 per ton while cost of coal sold decreased $.06 per ton. The reduction in cost was primarily attributable to higher production from the Ruffner and Wylo Mines, cost improvement at Lone

Mountain's Huff Creek and Darby Fork mines, and the addition, as a result of the merger, of low-cost production from the Mingo Logan and Dal-Tex Complexes. Largely offsetting those effects were higher costs resulting from the depletion of the longwall reserves at Mine No. 37, higher costs at the Company's Wyoming and Pardee operations, and the addition of higher-cost surface production from the Hobet 21 Complex after the merger with Ashland Coal.

    Selling, general and administrative expenses increased $8.4 million primarily due to the effects of the Ashland Coal merger.

    Amortization of coal supply agreements increased $5.5 million. This increase is primarily due to the amortization of the carrying value of the Ashland Coal sales contracts, partially offset by a decrease in amortization resulting from the completion of amortization on certain other sales contracts at the end of 1996.

    Interest expense declined $1.0 million in 1997 due to lower average debt levels and the prepayment of higher-cost fixed-rate debt.

    The income tax benefit recorded in 1997 was primarily attributed to the $15.3 million tax benefit associated with the one-time merger-related charge discussed above.

    EBITDA (income from operations before the effects of changes in accounting principles, unusual items (see notes 3 and 4 to Selected Financial Data at page 13 above), net interest expense, income taxes, depreciation, depletion and amortization) was $224.6 million for 1997 compared to $170.8 million for 1996. The increase in EBITDA is primarily attributable to the merger with Ashland Coal. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies.

    1996 Compared to 1995

    Net income of Arch Coal for 1996 was $33.0 million compared to a net loss of $11.0 million in 1995. A restructuring charge of $8.3 million and a write down of impaired assets of $10.2 million were reflected in 1995 results.

    Gross profit on coal sales on a per-ton basis increased $.91 per ton from 1995 to 1996. The average selling price decreased $.95 per ton while cost of coal sold decreased $1.86 per ton. The decrease in average selling price was primarily due to increased sales of lower-realization shipments from the Illinois and Wyoming operations. The decrease in costs were due to the sale of certain Kentucky operations, closing of higher-cost West Virginia operations in 1995, a decrease in postretirement benefit costs of approximately $4.0 million, improved productivities at most operations, and improved geologic conditions at Mine No. 37. These positives were partially offset by lower yields and poor geologic conditions at Lone Mountain's Huff Creek and Darby Fork mines. Also, the Company reduced the estimated useful lives of certain long-lived assets which resulted in an additional $11.3 million of depreciation and amortization expense recorded to cost of sales in 1996. These changes in estimates were primarily due to increased productivities and reductions in recoverable reserves. These assets were being depreciated on a straight-line basis over the estimated life of certain mines. As a result of increased production and adjustments to economically recoverable reserves, the life of the mines were reduced. Therefore, the asset lives were adjusted to conform to the estimated recoverable reserves of the respective mines.

    Selling, general and administrative expenses increased $.8 million primarily due to costs associated with the Company's incentive compensation plan, as the Company had net income as compared to a net loss in 1995.

    Amortization of coal supply agreements decreased $.8 million from 1995 largely due to the expiration of the AEP-Central Operating contract in the first quarter of 1996 and the buyout of a Carolina Power & Light contract on February 28, 1995.

    Other expenses increased $3.4 million in 1996 when compared to 1995. This increase resulted from a charge of $1.7 million in connection with the settlement of a lawsuit with the Utah Division of State Lands and Forestry and $1.4 million in connection with the redemption of debt.

    Interest expense decreased $5.0 million in 1996 due to lower average debt levels, including lower levels of higher-cost fixed-rate debt.

    Income tax expense increased to $5.5 million from a benefit of $1.9 million principally due to an increase in the Company's profitability. The effective tax rate is sensitive to changes in profitability because of the effect of percentage depletion. The 1995 net tax benefit included a $9.9 million provision for open tax years.

  OUTLOOK

    Several events, together with the negative effect on operating income resulting from the depletion of the longwall reserves at Mine No. 37, will materially and adversely affect the Company's results in 1998.

    The most significant event was the expiration of one of the Company's long-term coal supply contracts with Georgia Power in December 1997. Under the contract, the Company supplied 1.9 million tons of low-sulfur coal per year from its Lone Mountain and Pardee operations and from third parties. The prices for coal shipped under this contract were significantly above the then current open market price of such coal. For 1997, 5.6% of the Company's pro forma combined revenues and 16.9% of its pro forma combined operating income (excluding the merger-related charge) related to sales under this contract, and the impact of its expiration will be disproportionate to the percentage of total shipments represented by the tonnage delivered under the contract. The Company continues to supply a significant amount of similar quality coal to Georgia Power at less favorable prices.

    A customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only and, as a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The customer purchased 397,000 tons of coal from the Company in 1997. A significant long-term reduction in the volume of coal supplied under this contract will reduce the Company's after-tax earnings by as much as $3 million annually. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. As of December 31, 1997, the carrying amount of acquisition costs allocated to this coal supply contract amounts to approximately $17 million. The Company's current estimates of undiscounted cash flows indicate the carrying amount of this asset is expected to be recovered.

    In 1997, the Company fully amortized its original $50 million unrecognized net gain realized in 1993 as a result of changes in the discount rate, black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial calculation of pneumoconiosis (black lung) liabilities. The $50 million pre-tax gain was being amortized as a credit to cost of coal sales and totaled approximately $10 million ($6 million after tax) annually in each of 1993 through 1997.

    On January 31, 1998, the Company discontinued operation of two continuous miner units in Mine No. 37 and the Cave Branch preparation plant in Kentucky. The discontinued operations were expected to produce approximately 1.9 million tons of coal through scheduled depletion of their dedicated reserves in 1999. The first quarter of 1998 will be adversely affected by certain costs associated with discontinuing these operations. The Company does not anticipate a significant write-down of assets as most of the carrying amount of the assets is expected to be recovered.

    These developments will be mitigated to some degree by synergies from the Ashland Coal merger, increased income from the Company's Ark Land subsidiary's ongoing third-party leasing efforts and normal sales of property, and by reduced interest expense as a result of lower debt levels in general and the refinancing of long-term debt at more favorable rates. In addition, operational improvements including improving geology at Lone Mountain's Huff Creek and Darby Fork Mines, deployment of a third equipment section at the Darby Fork Mine and a second equipment section at the Band Mill Mine, and improving costs at the Wylo Mine and Hobet 21 Complex are expected to contribute positively to 1998 results. There are a variety of factors, however, which could cause the improvements not to be realized. These factors are set forth below in "Factors Routinely Affecting Results of Operations". For example, adverse geologic conditions could unexpectedly recur at Lone Mountain's Huff Creek and Darby Fork Mines, or occur at other operations.

    Management has decided to substantially scale back coal mining operations during 1998 at the Wyoming operations as a result of oversupply of competing coals in their market. In addition, the Hobet 07 Complex and the Captain Mine are scheduled to close in 1998 upon depletion of their economical dedicated reserves. Production losses as a result of mine closures, scaled-back production and depletion are expected to be offset to some degree by the second quarter 1998 start up of Mingo Logan's new surface mine in the Phoenix reserves, several new contract and

Company deep mines scheduled to open in 1998, and increased production as a result of the operational improvements referred to above. Nevertheless, the Company believes its 1998 production will decline somewhat from the pro forma combined production of the Company and Ashland Coal in 1997.

    The Wage Agreement became effective January 1, 1998, and will expire December 31, 2002. The Wage Agreement, which covers the UMWA-represented employees of the Company's Hobet and Apogee subsidiaries, provides for wage increases totalling $1.10 per hour over the first three years and a lump sum wage payment of $600 after both the third and fourth year of the contract. In addition, certain other benefits, for both active and retired UMWA employees and their spouses and dependents, were improved under the Wage Agreement. The provisions of the Wage Agreement will not significantly affect the Company's operating costs.

  LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, Arch Coal's debt was 31% of capital employed and its current assets to current liabilities ratio was 1.2 to 1.0. Debt as a percent of capital employed is down from 62% at the end of 1996, reflecting the equity financing of the Ashland Coal merger (partially offset by the debt assumed in the merger) and strong cash flows from operations during 1997. During the six months following the Ashland Coal merger, debt as a percent of capital employed declined five percent.

    The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

                                                                   1997          1996        1995
                                                                 ---------     --------    --------
                                                                            (IN THOUSANDS)
Cash provided by (used in):
    Operating activities....................................     $ 190,263     $138,471    $ 98,159
    Investing activities....................................       (80,009)     (72,638)    (45,299)
    Financing activities....................................      (114,793)     (69,619)    (40,549)

    The 1997 increase in cash provided by operating activities from the 1996 level is principally due to the Ashland Coal merger, partially offset by tax payments related to prior year audits. Cash flow from 1996 operating activities exceeded that for 1995, primarily for the same reasons discussed above that 1996 costs were lower than 1995 levels.

    The increase in cash used for investing activities in 1997 from the 1996 level principally reflects higher acquisition expenditures. The 1997 acquisition expenditures include $17.0 million for the Kayford James reserves adjacent to the Samples Mine and $6.0 million for a reserve acquisition adjacent to the Hobet 21 Complex, while 1996 expenditures include the $14.2 million Carbon Basin reserve acquisition. The 1996 increase in cash used for investing activities from the 1995 level primarily is due to the higher amount of proceeds received for sales of assets in 1995. During 1995, the Company sold the timber rights to approximately 100,000 acres of its fee property, its supply company, the Pevler mining operation and various other assets (including the buyout of a sales contract) for proceeds totalling $42.6 million.

    Cash used in financing activities principally reflects reductions in borrowings of $102.2 million in 1997, $61.6 million in 1996 and $33.9 million in 1995. The increase in debt repayments during 1997 versus 1996 primarily resulted from the higher amount of cash flow generated by operations in the second half of 1997. In addition to the increased debt repayments, 1997 dividend payments increased by $5.6 million compared to 1996. Payments on borrowings during 1996 exceeded the 1995 level principally due to the lower costs and resulting higher cash flow generated by operations in 1996 versus 1995. 1996 debt repayments include a $15.3 million payment in exchange for the early redemption of preferred stock of an acquired company, and a prepayment on indebtedness of $18.3 million.

    The Company entered into a five year, $500 million revolving credit facility, effective July 1, 1997, with a group of banks. This agreement replaced the previous $200 million revolving credit facility. The rate of interest on borrowings under the new agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. At December 31, 1997, the Company had $190 million borrowed under the revolving credit agreement.

    The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1997, there were $95 million of such agreements and borrowings of $36.3 million outstanding under these agreements.

    The Company also has indebtedness of $42.9 million at December 31, 1997, under senior notes that were issued on January 29, 1993, with scheduled principal payments of approximately $7.1 million that began on January 31, 1997, and continue on each January 31 thereafter until final maturity on January 31, 2003.

    Certain debt agreements contain covenants requiring current ratio and consolidated net worth amounts, as well as covenants restricting new borrowings, mortgages, lease commitments, investments and dividends to stockholders. At December 31, 1997, retained earnings of $36.5 million were available for dividends.

    In connection with the Ashland Coal merger, the Company assumed $167.4 million of indebtedness, including senior notes with a principal balance of $152.9 million. In August 1997, the Company redeemed the senior notes for $170.7 million including accrued interest with proceeds from the revolving credit agreement.

    The Company's expenditures for additions to property, plant and equipment (excluding acquisitions) were $54.4 million, $48.3 million and $80.3 million in 1997, 1996 and 1995, respectively. The expenditures for 1997 include $6.5 million to complete the upgrade and extension of the Hobet 21 conveyor system, $8.6 million for improvements at Lone Mountain's Huff Creek and Darby Fork mines and $4.1 million to add a second section with a continuous haulage system to the Band Mill Mine. 1996 expenditures include $15.1 million related to the final phase of development of Lone Mountain's operations, $5.9 million for the development of the Band Mill Mine and $4.8 million for construction of the Archveyor(R) system for the Conant Mine. In 1995, the Company expended $11.5 million for the development of the Pardee Surface Mine, $9.4 million to complete the dragline operation at the Samples Mine (including a preparation plant and loadout), $22.9 million for the development and expanded capacity at Lone Mountain and $2.8 million towards the initial construction of an Archveyor(R) system for the Conant Mine. Arch Coal estimates that its expenditures for replacement and improvement of existing mining equipment, expansion of existing mines and development of new mines (excluding acquisitions) may be as much as $100 million during 1998.

    On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. The lease provides for annual rental payments of approximately $9.1 million, $11.6 million, $11.2 million and $2.7 million in 1998, 1999, 2000 and 2001, respectively. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or to purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the proceeds of the third-party sale are below $40.0 million. The gain on the sale and leaseback of $10.7 million was deferred and will be amortized over the base term of the lease as a reduction of rental expense.

    The Company has historically satisfied its working capital requirements, its capital expenditures (excluding major acquisitions) and scheduled debt repayments from its operating cash flow. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of revolving credit facilities and the issuance of long-term debt. The Company believes that cash generated from operations will continue to be sufficient to meet its 1998 working capital requirements, anticipated 1998 capital expenditures (excluding major acquisitions) and scheduled 1998 debt repayments.

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

    The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Favorable adjustments were $4.4 million, $4.5 million and $5.0 million in 1997, 1996 and 1995, respectively. The Company's management believes it is making adequate provision for all expected reclamation and other associated costs with mine closures.

    Reclamation and mine closing costs for operations as of December 31, 1997, in the aggregate, are estimated to be approximately $137.6 million. At December 31, 1997 and December 31, 1996, the accrual for such costs, which is included in accrued reclamation and mine closure and in accrued expenses, was $125.6 million and $97.6 million, respectively.

    Legal Contingencies

    The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to legal contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that at December 31, 1997, its probable aggregate loss as a result of such claims is $5.6 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.8 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.9 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

    On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain Preparation Plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the EPA and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime later in 1998.

  CERTAIN RISK FACTORS

    Credit risk--The Company markets its coal principally to electric utilities in the United States. As a group, electric utilities generally are stable, well capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customer's financial condition, and collateral is not generally required. Historically, the Company's credit losses have been minimal.

    Price risk--Selling prices for the Company's products are determined by long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are subject to adjustment, including for changes in market conditions. Falling market prices raise the price risk under these contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, sometimes labor-related. The coal industry is highly competitive, and Arch Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying competition between producers in the eastern United States, and producers in other regions, including other countries. Producers in some of those regions, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

    Arch Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

    Apogee and Hobet employees are covered by the Wage Agreement, which provides for certain wage rates and benefits. Employees of two other operating subsidiaries are covered by other collective bargaining organizations, and employees at the Company's other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates are the wage rates paid under the Wage Agreement.

    Although the Company cannot predict changes in its costs of production and coal prices with certainty, Arch Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its older long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. However, the increasingly shorter terms of sales contracts and the consequent absence of price adjustment provisions in such shorter long-term contracts also makes it more likely that increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit exposure to depressed spot market prices which result from industry overcapacity by entering into long-term coal supply agreements, which ordinarily provide for prices somewhat in excess of spot market prices. In the event of a disruption of supply, the Company might, depending on the level of its sales commitments, benefit from higher spot prices if its own mines were not affected by the disruption.

    Interest rate risk--Arch Coal has significant debt which is linked to short-term interest rates. If interest rates rise, Arch Coal's costs relative to those obligations would also rise. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Arch Coal believes that the negative effects of higher interest rates on Arch Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices.

    The Company has entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding debt. At December 31, 1997, the Company had an interest-rate swap agreement having a total notional value of $25 million. This agreement was used to convert variable-rate debt to fixed-rate debt. Under this agreement, the Company pays a weighted average fixed rate of 6.03% and is receiving a weighted average variable rate based upon 30-day LIBOR. The remaining life on the swap at December 31, 1997, was approximately 58 months.

  IMPACT OF YEAR 2000

    At the time of the merger of Ashland Coal into the Company, the entities utilized different computer systems. In order to standardize key financial, informational and operational computer systems, the Company is currently in the process of replacing its key systems. The new systems, including associated software, will be Year 2000 compliant. The system replacement project is estimated to be completed not later than the third quarter of 1999, which is prior to any anticipated impact of year 2000 on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions at the Company's principal operations are not made, or are not completed on a timely basis, the current systems' inability to properly process year 2000 data could have a material adverse effect on the operations of the Company.

    The total cost of these new systems is estimated at approximately $5 million, which includes the purchase of new software and consulting services. All such costs will be capitalized. As of December 31, 1997, the Company has incurred approximately $1.4 million in software and consulting costs. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material effect on its results of operations. Additional systematic efforts are being made to identify and evaluate within the Company, and with respect to the Company's vendors, suppliers, and other entities with which it exchanges electronic information, Year 2000 risk and appropriate steps to eliminate such risk at reasonable cost.

    The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

  FACTORS ROUTINELY AFFECTING RESULTS OF OPERATIONS

    The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. Other short and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factor's beyond the Company's (and sometimes the customer's) control, including utility deregulation. In addition, price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications, force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, and some long-term contracts contain provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at the same or better level of profitability.

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

    The Company's coal production and sales are subject to a variety of operational, transportation, geologic, and weather-related factors that routinely cause production to fluctuate.

    Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's Mountaineer Mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine, called a panel, are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocation depends to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Sales can be adversely affected by fluctuations in production and by transportation delays arising from equipment unavailability and weather-related events, such as flooding.

    Changes in transportation rates and service also significantly influence the Company's results. CSX and Norfolk Southern Corporation are major railroads in the eastern United States which together transport most of the coal sold by the Company. CSX and NS agreed to acquire Conrail Inc. ("Conrail"), another major railroad, whose primary service area is the Northeastern United States, and have divided Conrail's assets between them. Costs of the reconstituted CSX and NS may be somewhat lower than the costs of those railroads prior to the acquisition. If lower costs are realized and freight rates are lowered as a consequence, the coal of some producers could become less costly on a delivered basis and therefore gain competitive advantage in some markets. It is not possible to predict with certainty the effects of the division of Conrail on interregional competition and, specifically, the effects on the Company.

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

    Any one or a combination of changing demand; fluctuating selling prices; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes; changes in transportation rates and service; results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Unexpected decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The quantitative and qualitative disclosures of market risk under SEC Regulation S-K, Item 305, will be provided, in accordance with the SEC's requirements, for the Company's fiscal years ending after June 15, 1998. Reference is made to the second paragraph under the Interest rate risk subsection of the Certain Risk Factors discussion at page 19 of this report for information about the Company's current derivatives positions. The Company accrues amounts to be paid or received under its interest rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. The Company's accounting policies with respect to its current derivatives positions do not materially affect the Company's determination of financial position, cash flows or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                                        PAGE
                                                                                        ----
Reports of Independent Auditors.................................................         23

Audited Consolidated Financial Statements

    Consolidated Statements of Income--Years ended December 31, 1997, 1996 and
     1995.......................................................................         25

    Consolidated Balance Sheets--December 31, 1997 and 1996.....................         26

    Consolidated Statements of Stockholders' Equity--Years ended December 31,
     1997, 1996 and 1995........................................................         27

    Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996
     and 1995...................................................................         28

    Notes to Consolidated Financial Statements..................................         29

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Arch Coal, Inc.

    We have audited the consolidated balance sheet of Arch Coal, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1997, listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              Ernst & Young LLP

Louisville, Kentucky
January 29, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arch Coal, Inc.:

    We have audited the accompanying consolidated balance sheet of Arch Coal, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Coal, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 13 to the consolidated financial statements, in 1995 the Company changed its method of accounting for impairments of long-lived assets.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements at Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

St. Louis, Missouri
January 16, 1997 (except with
respect to the matter discussed
in Note 11 as to which the
date is April 4, 1997)

CONSOLIDATED STATEMENTS OF INCOME

ARCH COAL, INC. AND SUBSIDIARIES
                                                                        YEAR ENDED DECEMBER 31
                                                                 ------------------------------------
                                                                    1997          1996         1995
                                                                 ----------     --------     --------
                                                            (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
REVENUES
    Coal sales..............................................     $1,034,813     $750,123     $706,845
    Other revenues..........................................         32,060       30,498       30,993
                                                                 ----------     --------     --------
                                                                  1,066,873      780,621      737,838
                                                                 ----------     --------     --------
COSTS AND EXPENSES
    Cost of coal sales......................................        918,862      669,295      657,529
    Selling, general and administrative expenses............         28,882       20,435       19,680
    Amortization of coal supply agreements..................         18,063       12,604       13,374
    Merger-related expenses.................................         39,132           --           --
    Write-down of impaired assets...........................             --           --       10,241
    Restructuring expenses..................................             --           --        8,250
    Other expenses..........................................         20,052       22,175       18,739
                                                                 ----------     --------     --------
                                                                  1,024,991      724,509      727,813
                                                                 ----------     --------     --------
        Income from operations..............................         41,882       56,112       10,025
                                                                 ----------     --------     --------
Interest expense, net:
    Interest expense........................................        (17,822)     (18,783)     (23,794)
    Interest income.........................................            721        1,191          832
                                                                 ----------     --------     --------
                                                                    (17,101)     (17,592)     (22,962)
                                                                 ----------     --------     --------
        Income (loss) before income taxes...................         24,781       38,520      (12,937)
Provision (benefit) for income taxes........................         (5,500)       5,500       (1,900)
                                                                 ----------     --------     --------
        NET INCOME (LOSS)...................................     $   30,281     $ 33,020     $(11,037)
                                                                 ==========     ========     ========
Basic and diluted earnings (loss) per common share..........     $     1.00     $   1.58     $  (0.53)
                                                                 ==========     ========     ========

        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

ARCH COAL, INC. AND SUBSIDIARIES
                                                                        DECEMBER 31
                                                                 -------------------------
                                                                    1997           1996
                                                                 ----------     ----------
                                                                  (IN THOUSANDS OF DOLLARS)
ASSETS
    Current assets
        Cash and cash equivalents...........................     $    9,177     $   13,716
        Trade accounts receivable...........................        133,810         75,657
        Other receivables...................................         14,046          5,143
        Inventories.........................................         50,419         35,234
        Prepaid royalties...................................         17,745          2,624
        Deferred income taxes...............................          8,506         14,500
        Other...............................................          9,475          6,738
                                                                 ----------     ----------
            Total current assets............................        243,178        153,612
                                                                 ----------     ----------

    Property, plant and equipment
        Coal lands and mineral rights.......................        853,053        394,634
        Plant and equipment.................................        890,303        691,834
        Deferred mine development...........................        102,909         76,151
                                                                 ----------     ----------
                                                                  1,846,265      1,162,619
        Less accumulated depreciation, depletion and
          amortization......................................       (696,339)      (595,552)
                                                                 ----------     ----------
            Property, plant and equipment, net..............      1,149,926        567,067
                                                                 ----------     ----------
    Other assets
        Prepaid royalties...................................         20,826          3,723
        Coal supply agreements..............................        185,306         83,369
        Deferred income taxes...............................         44,023         67,207
        Other...............................................         13,065         10,543
                                                                 ----------     ----------
            Total other assets..............................        263,220        164,842
                                                                 ----------     ----------
            Total assets....................................     $1,656,324     $  885,521
                                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable....................................     $   84,692     $   42,712
        Accrued expenses....................................         88,082         77,734
        Current portion of debt.............................         29,500             --
                                                                 ----------     ----------
            Total current liabilities.......................        202,274        120,446
    Long-term debt..........................................        248,425        212,695
    Accrued postretirement benefits other than pension......        323,115        228,843
    Accrued reclamation and mine closure....................        116,199         97,595
    Accrued workers' compensation...........................         97,759         70,849
    Accrued pension cost....................................         21,730         14,297
    Other noncurrent liabilities............................         35,324         10,170
                                                                 ----------     ----------
            Total liabilities...............................      1,044,826        754,895
                                                                 ----------     ----------

    Stockholders' equity

        Common stock, $.01 par value, 100,000,000 shares
          authorized, 39,657,898 issued and outstanding in
          1997 and 20,948,444 issued and outstanding in 1996            397            209
        Paid-in capital.....................................        472,425          8,392
        Retained earnings...................................        138,676        122,025
                                                                 ----------     ----------
            Total stockholders' equity......................        611,498        130,626
                                                                 ----------     ----------
            Total liabilities and stockholders' equity......     $1,656,324     $  885,521
                                                                 ==========     ==========

  The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

ARCH COAL, INC. AND SUBSIDIARIES

Three years ended December 31, 1997
                                                         COMMON      PAID-IN     RETAINED
                                                         STOCK       CAPITAL     EARNINGS      TOTAL
                                                         ------      -------     --------     --------
                                                                   (IN THOUSANDS OF DOLLARS)
Balance at January 1, 1995........................        $209      $  8,392     $122,825     $131,426
    Net loss......................................                                (11,037)     (11,037)
    Dividends paid ($.32 per share)...............                                 (6,697)      (6,697)
                                                          ----      --------     --------     --------
Balance at December 31, 1995......................         209         8,392      105,091      113,692
    Net income....................................                                 33,020       33,020
    Dividends paid ($.38 per share)...............                                 (8,000)      (8,000)
    Income tax charge related to assets acquired
      from related parties........................                                 (8,086)      (8,086)
                                                          ----      --------     --------     --------
Balance at December 31, 1996......................         209         8,392      122,025      130,626
    Net income....................................                                 30,281       30,281
    Dividends paid ($.445 per share)..............                                (13,630)     (13,630)
    Issuance of 18,660,054 shares of common stock
      to stockholders of Ashland Coal, Inc.
      pursuant to the merger agreement............         187       462,984                   463,171
    Issuance of 49,400 shares of common stock
      under the stock incentive plan..............           1         1,049                     1,050
                                                          ----      --------     --------     --------
Balance at December 31, 1997......................        $397      $472,425     $138,676     $611,498
                                                          ====      ========     ========     ========

        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ARCH COAL, INC. AND SUBSIDIARIES
                                                                        YEAR ENDED DECEMBER 31
                                                                 -----------------------------------
                                                                    1997         1996         1995
                                                                 ---------     --------     --------
                                                                       (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
    Net income (loss).......................................     $  30,281     $ 33,020     $(11,037)
    Adjustments to reconcile to cash provided by operating
      activities:
        Depreciation, depletion and amortization............       143,632      114,703      100,101
        Prepaid royalties expensed..........................         8,216        4,754        3,998
        Net gain on disposition of assets...................        (4,802)      (7,959)      (8,514)
        Merger-related expenses.............................        33,096           --           --
        Write-down of impaired assets.......................            --           --       10,241
        Changes in operating assets and liabilities.........       (28,842)        (551)      (2,730)
        Other...............................................         8,682       (5,496)       6,100
                                                                 ---------     --------     --------
            Cash provided by operating activities...........       190,263      138,471       98,159
                                                                 ---------     --------     --------

INVESTING ACTIVITIES
    Additions to property, plant and equipment..............       (54,378)     (48,290)     (80,347)
    Additions to coal supply agreements.....................            --       (7,150)      (1,924)
    Additions to prepaid royalties..........................        (7,967)      (7,071)      (5,633)
    Payments for acquisitions...............................       (22,931)     (14,200)          --
    Proceeds from dispositions of property, plant and
      equipment.............................................         5,267        4,073       42,605
                                                                 ---------     --------     --------
            Cash used in investing activities...............       (80,009)     (72,638)     (45,299)
                                                                 ---------     --------     --------

FINANCING ACTIVITIES
    Proceeds from (payments on) revolver and lines of
      credit................................................        78,897      (11,000)     (14,500)
    Payments on notes.......................................      (181,110)     (50,619)     (19,352)
    Dividends paid..........................................       (13,630)      (8,000)      (6,697)
    Proceeds from sale of common stock......................         1,050           --           --
                                                                 ---------     --------     --------
            Cash used in financing activities...............      (114,793)     (69,619)     (40,549)
                                                                 ---------     --------     --------
            Increase (decrease) in cash and cash
              equivalents...................................        (4,539)      (3,786)      12,311
    Cash and cash equivalents, beginning of year............        13,716       17,502        5,191
                                                                 ---------     --------     --------
    Cash and cash equivalents, end of year..................     $   9,177     $ 13,716     $ 17,502
                                                                 =========     ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for interest..................     $  18,593     $ 20,294     $ 24,772
    Cash paid during the year for income taxes, net of
      refunds...............................................     $  21,918     $ 14,731     $    966

       The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars except per share data)

  1. ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries (the Company), which operate in the coal mining industry. The Company produces steam and metallurgical coal from surface and deep mines in Kentucky, West Virginia, Virginia, Illinois and Wyoming, for sale to utility, industrial and export markets. All subsidiaries are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

    The Company's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of income.

    Accounting Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

    Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

    Inventories

    Inventories are comprised of the following:

                                                                    DECEMBER 31
                                                                ------------------
                                                                  1997       1996
                                                                -------    -------
Coal........................................................    $25,359    $21,866
Supplies....................................................     25,060     13,368
                                                                -------    -------
                                                                $50,419    $35,234
                                                                =======    =======

    Coal and supplies inventories are valued at the lower of average cost or market. The Company has recorded a valuation allowance for obsolete supplies inventories of $17.7 million and $11.3 million at December 31, 1997 and 1996, respectively.

    Coal Acquisition Costs and Prepaid Royalties

    Coal lease rights obtained through acquisition of other companies are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.

    Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is offset against earned royalties and is included in the cost of coal sales.

    Coal Supply Agreements

    Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Accumulated amortization for sales contracts was $60.3 million and $43.0 million at December 31, 1997 and 1996, respectively.

    Exploration Costs

    Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

    Property, Plant and Equipment

    Property, plant and equipment are recorded at cost. Costs of purchasing rights to coal reserves and of developing new mines or significantly expanding the capacity of existing mines are amortized using the units-of-production method over the estimated recoverable reserves. Plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years.

    Asset Impairment

    If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

    Revenue Recognition

    Coal sales revenues include sales to customers of coal produced at Company operations and purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues other than from coal sales are included in other revenues and are recognized as services are performed or otherwise earned.

    Interest Rate Swap Agreements

    The Company accrues amounts to be paid or received under interest rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt.

    Income Taxes

    Deferred income taxes are based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

    Earnings Per Common Share

    In 1997, Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share was issued. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. The adoption of the provisions of SFAS No. 128 did not have any effect on previously reported EPS amounts.

    Reclassifications

    Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the classifications in the 1997 financial statements with no effect on previously reported net income (loss) or stockholders' equity.

  2. MERGER AND ACQUISITIONS

    On July 1, 1997, Ashland Coal, Inc. (Ashland Coal) merged with a subsidiary of the Company. Under the terms of the merger, Ashland Coal's stockholders received one share of the Company's common stock for each common share of Ashland Coal and 20,500 shares of the Company's common stock for each share of Ashland Coal preferred stock. A total of 18,660,054 shares of Company common stock were issued in the merger, resulting in a total purchase price (including fair value of stock options and transaction related fees) of approximately $464.8 million. The merger was accounted for under the purchase method of accounting. Accordingly, the cost to acquire Ashland Coal has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values and the results of operations of Ashland Coal are included in the consolidated statements of income effective July 1, 1997.

    Summarized below are the unaudited pro forma combined results of operations for the years ended December 31, 1997 and 1996 as though the merger had occurred on January 1, 1997 and 1996, respectively:

                                                                    1997           1996
                                                                 ----------     ----------
Revenues....................................................     $1,389,542     $1,357,485
Income before income taxes..................................         49,018         50,141
Net income..................................................         51,632         47,878
Earnings per common share...................................     $     1.30     $     1.21

    The unaudited pro forma results of operations do not reflect the total cost savings and other synergies that may result from the merger. In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the merger occurred at the beginning of these periods or results of operations that may be achieved in the future.

    In connection with the merger, the Company recorded a one-time charge of $39.1 million (before tax) or $23.8 million (after tax) comprised of termination benefits and relocation costs of $8.1 million and costs of $31.0 million associated with the idling of duplicate facilities, including a coal loading terminal on the Big Sandy River and the Pardee Surface Mine on the Kentucky/Virginia border. The terminal's coal loading operations were consolidated with the operations of another terminal facility formerly operated by Ashland Coal. The Pardee Surface Mine's sales commitments are expected to be sourced from available capacity at other, lower-cost Company operations. The termination benefits and relocation costs relate principally to corporate employees. During the six months ended December 31, 1997, the Company paid approximately $5.5 million in termination and relocation benefits against the liabilities established for such purposes.

    In November 1997, the Company acquired approximately 23 million tons of low-sulfur reserves that are adjacent to the Hobet 21 mining complex for $6.0 million.

    In April 1997, the Company acquired the Kayford James reserve area consisting of approximately 13 million tons of low-sulfur reserves that are adjacent to the Samples Mine for net consideration of $17.0 million.

    In June 1996, the Company acquired approximately 58,000 acres in the Carbon Basin reserve area consisting of approximately 96 million tons of low-sulfur reserves for $14.2 million.

  3. PREPAID ROYALTIES

    The Company has entered into various noncancelable royalty lease agreements under which future minimum payments are approximately $32.0 million per year through 2002, and $255.0 million in the aggregate thereafter. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of the Company's investment.

  4. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Accrued payroll and related benefits........................    $17,314    $12,410
Accrued income taxes........................................         --     19,000
Accrued taxes other than income taxes.......................     22,259     14,272
Accrued postretirement benefits other than pension..........     14,390     13,000
Accrued workers' compensation...............................     12,649     10,298
Other accrued expenses......................................     21,470      8,754
                                                                -------    -------
                                                                $88,082    $77,734
                                                                =======    =======

  5. INCOME TAXES

    Significant components of the provision (benefit) for income taxes are as follows:

                                                                  1997       1996       1995
                                                                --------    -------    -------
Current:
    Federal.................................................    $  8,250    $ 9,200    $   200
    State...................................................        (250)     1,050         --
                                                                --------    -------    -------
        Total current.......................................       8,000     10,250        200
                                                                --------    -------    -------

Deferred:
    Federal.................................................     (13,100)    (4,050)      (800)
    State...................................................        (400)      (700)    (1,300)
                                                                --------    -------    -------
        Total deferred......................................     (13,500)    (4,750)    (2,100)
                                                                --------    -------    -------
                                                                $ (5,500)   $ 5,500    $(1,900)
                                                                ========    =======    =======

    A reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income to the actual provision (benefit) for income taxes follows:

                                                                  1997        1996       1995
                                                                --------    --------    -------
Income tax expense (benefit) at statutory rate..............    $  8,673    $ 13,482    $(4,528)
Increase (decrease) in taxes resulting from:
    Percentage depletion allowance..........................     (13,543)    (10,431)    (6,701)
    State income taxes, net of effect of federal taxes......        (570)        350     (1,281)
    Nondeductible expenses, net of nontaxable income........         236       1,000        700
    Other items.............................................        (296)      1,099      9,910
                                                                --------    --------    -------
                                                                $ (5,500)   $  5,500    $(1,900)
                                                                ========    ========    =======

    The other items category in the statutory rate reconciliation includes provisions in excess of statutory requirements for open tax years.

    The Company's federal income tax returns for the years 1992 through 1994 are currently under review by the Internal Revenue Service (IRS). During 1997, the Company settled its protest of certain adjustments proposed by the IRS for the federal income tax returns for the years 1987 through 1989. A deposit of $8.0 million was made in April 1997 in anticipation of the settlement and a final payment of approximately $4.0 million will be made in the first quarter of 1998.

    The IRS audits for the federal income tax returns for the years 1990 and 1991 are partially settled and the Company has filed an appeal with the IRS for certain unagreed issues. The appeal was held in abeyance awaiting IRS determination of certain issues that carryover from the prior years' audit. During 1996, the IRS completed its audits for the tax years 1990 and 1991 and the Company and the IRS agreed to a settlement of various tax issues for a payment of $6.5 million including interest which was charged against previously recorded reserves. Part of the settlement related to the acquisition from the Company's stockholders of certain Illinois coal reserves for $55.2 million. The acquisition was valued for accounting purposes at the stockholders' net book value of $22.8 million with the $32.4 million difference between the net book value and fair market value less $12.3 million of deferred tax benefits being recorded as a reduction to stockholders' equity. As part of the settlement with the IRS, the Company agreed to adjust the fair market value of the coal properties to $33.8 million for tax purposes resulting in a decrease to the deferred tax asset of $8.1 million from $12.3 million to $4.2 million. The decrease in the deferred tax asset was charged directly to stockholders' equity in 1996. Management expects to reach final settlement of the audits for the tax years 1990 and 1991 during 1998 based generally on prior years' audit settlements.

    Management believes that the Company has adequately provided for any income taxes and interest which may ultimately be paid with respect to all open tax years.

    Significant components of the Company's deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
Deferred tax assets:
    Postretirement benefits other than pension..............     $129,818     $ 89,249
    Alternative minimum tax credit carryforward.............       80,441       42,503
    Workers' compensation...................................       30,503       27,631
    Reclamation and mine closure............................       23,905        5,264
    Net operating loss carryforwards........................        8,214        7,677
    Other...................................................       28,498       23,819
                                                                 --------     --------
        Total deferred tax assets...........................      301,379      196,143
                                                                 --------     --------

Deferred tax liabilities:
    Coal lands and mineral rights...........................       86,471       28,529
    Plant and equipment.....................................       79,962       50,373
    Deferred mine development...............................        3,643        4,469
    Coal supply agreements..................................       38,406        8,834
    Other...................................................       40,368       22,231
                                                                 --------     --------
        Total deferred tax liabilities......................      248,850      114,436
                                                                 --------     --------
            Net deferred tax asset..........................       52,529       81,707
        Less current asset..................................        8,506       14,500
                                                                 --------     --------
            Long-term deferred tax asset....................     $ 44,023     $ 67,207
                                                                 ========     ========

    If not used, the carryforwards for net operating losses of $21.1 million will expire in the years 2003 through 2010. The alternative minimum tax credit carryforwards have no statutory expiration date.

    The Company is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is management's belief that the Company's net deferred income tax asset will more likely than not be realized by generating sufficient taxable income in the future.

  6. DEBT AND FINANCING ARRANGEMENTS

    Debt consists of the following:

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
Indebtedness to banks under revolving credit agreement
  (weighted average rate at December 31,1997-6.14%;
  1996-6.12%)...............................................     $190,000     $147,000
7.79% senior notes due January 31, 2003, payable in seven
  equal annual installments beginning January 31, 1997......       42,860       50,000
Indebtedness to banks under lines of credit (weighted
  average rate at December 31,1997-7.05%)...................       36,302           --
9.85% senior notes..........................................           --        8,000
Other.......................................................        8,763        7,695
                                                                 --------     --------
                                                                  277,925      212,695
Less current portion........................................       29,500           --
                                                                 --------     --------
Long-term debt..............................................     $248,425     $212,695
                                                                 ========     ========

    In connection with the Ashland Coal merger, the Company assumed $167.4 million of indebtedness, principally in senior notes, which were paid in August 1997 with proceeds from the revolving credit agreement.

    Effective July 1, 1997, the Company has a revolving credit agreement, which terminates in 2002, with a group of banks providing for borrowings of up to $500 million. This replaced a revolving credit agreement providing for borrowings of up to $200 million. The rate of interest on borrowings under this agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. The provisions of the revolving credit agreement require a facility fee, which is currently computed at the rate of 0.085% per annum on the amount of the commitment. The rate used to compute the facility fee is redetermined quarterly based upon the Company's ratio of debt to capital and may vary from 0.070% to 0.200% per annum.

    The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1997, there were $95 million of such agreements in effect.

    Except for amounts expected to be repaid in 1998, amounts borrowed under the revolving credit agreement and the bank lines of credit are classified as long-term as the Company has the intent and the ability to maintain these borrowings on a long-term basis. Aggregate maturities of debt at December 31, 1997, are $29.5 million in 1998, $23.4 million in 1999, $7.6 million in 2000,
$7.6 million in 2001, $197.6 million in 2002, and $12.2 million thereafter. Included in these maturities are expected discretionary prepayments of $21.2 million in 1998 and $15.1 million in 1999.

    Certain debt agreements contain covenants requiring current ratio and consolidated net worth amounts, as well as covenants restricting new borrowings, mortgages, lease commitments, investments and dividends to stockholders. At December 31, 1997, retained earnings of $36.5 million were available for dividends.

    The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. At December 31, 1997, the Company had an interest rate swap agreement having a notional value of $25.0 million. This agreement was used to convert variable-rate debt to fixed-rate debt. Under this agreement, the Company pays a fixed rate of 6.03% and was receiving a variable rate at December 31, 1997 of 5.97%. The swap agreement matures in 2002.

  7. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts approximate fair value.

    Debt: The carrying amounts of the Company's borrowings under its revolving credit agreement and lines of credit approximate their fair value. The fair values of the Company's senior notes and other long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Interest rate swaps: The fair values of interest rate swaps are based on quoted market prices, which reflect the present value of the difference between estimated future amounts paid and received.

    The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                          1997                      1996
                                                                 ---------------------     ---------------------
                                                                 CARRYING       FAIR       CARRYING       FAIR
                                                                  AMOUNT        VALUE       AMOUNT        VALUE
                                                                 --------     --------     --------     --------
Cash and cash equivalents...................................     $  9,177     $  9,177     $ 13,716     $ 13,716
Revolving credit agreement..................................      190,000      190,000      147,000      147,000
Senior notes................................................       42,860       44,690       58,000       59,510
Lines of credit.............................................       36,302       36,302           --           --
Other debt..................................................        8,763        8,763        7,695        7,695
Interest rate swap..........................................           --          (93)          --           --

  8. ACCRUED WORKERS' COMPENSATION

    The Company is liable under the federal Mine Safety and Health Act of 1977, as amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents with respect to claims filed by such persons on or after July 1, 1973. The Company is also liable under various states' statutes for black lung benefits. The Company currently provides for federal and state claims principally through a self-insurance program. Charges are being made to operations as determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits over the employees' applicable years of service. In addition, the Company is liable for workers' compensation benefits for traumatic injuries which are accrued as injuries are incurred. Workers' compensation costs (credits) include the following components:

                                                                  1997       1996       1995
                                                                --------    -------    -------
Self-insured black lung benefits:
    Service cost............................................    $    678    $   639    $   572
    Interest cost...........................................       2,353      1,735      1,879
    Net amortization and deferral...........................     (10,084)    (9,766)    (9,691)
                                                                --------    -------    -------
                                                                  (7,053)    (7,392)    (7,240)
Other workers' compensation benefits........................      12,182     13,350     13,041
                                                                --------    -------    -------
                                                                $  5,129    $ 5,958    $ 5,801
                                                                --------    -------    -------

    The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.25% as of December 31, 1997 (7.5% and 7.25% as of December 31, 1996 and 1995, respectively) and a black lung benefit cost escalation rate of 4% in 1997, 1996 and 1995. In consultation with independent actuaries, the Company changed the discount rate, black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial determination of black lung liabilities as of January 1, 1993, to better reflect actual experience. The effect of these changes was a significant increase in the unrecognized net gain. This gain was amortized through 1997 and totaled approximately $10 million (before tax) and $6 million (after tax) in each of the years 1997, 1996 and 1995.

    Summarized below is information about the amounts recognized in the consolidated balance sheets for workers' compensation benefits:

                                                                     DECEMBER 31
                                                                 -------------------
                                                                   1997        1996
                                                                 --------    -------
Actuarial present value for self-insured
  black lung:
    Benefits contractually recoverable from others..........     $  5,053    $ 5,665
    Benefits for Company employees..........................       42,677     24,842
                                                                 --------    -------
    Accumulated black lung benefit obligation...............       47,730     30,507
    Unrecognized net gain (loss)............................       (3,004)     7,347
                                                                 --------    -------
                                                                   44,726     37,854
Traumatic and other workers' compensation...................       65,682     43,293
                                                                 --------    -------
    Accrued workers' compensation...........................      110,408     81,147
Less amount included in accrued expenses....................       12,649     10,298
                                                                 --------    -------
                                                                 $ 97,759    $70,849
                                                                 ========    =======

  9. ACCRUED RECLAMATION AND MINE CLOSING COSTS

    The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs common to both types of mining are related to reclaiming refuse and slurry ponds. The Company accrues for current mine disturbance which will be reclaimed prior to final mine closure. The establishment of the final mine closure reclamation liability and the current disturbance is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $10.8 million, $6.1 million and $6.5 million in 1997, 1996 and 1995, respectively, for current and final mine closure reclamation. Cash payments for final mine closure reclamation and current disturbances approximated $8.5 million, $9.8 million and $12.2 million for 1997, 1996 and 1995, respectively. Periodically, the Company reviews its entire environmental liability and makes necessary adjustments, including permit changes as granted by state authorities and revisions to costs and productivities, to reflect current experience. These recosting adjustments are recorded in cost of coal sales. Favorable adjustments were $4.4 million, $4.5 million and $5.0 million in 1997, 1996 and 1995, respectively. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.

  10. EMPLOYEE BENEFIT PLANS

    Defined Benefit Pension Plans

    The Company has noncontributory defined benefit pension plans covering certain of its salaried and non-union hourly employees. Benefits are generally based on the employee's years of service and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. Plan assets consist primarily of equity securities and fixed income securities.

    The net pension cost of the plans includes the following components:

                                                                 1997       1996       1995
                                                                -------    -------    -------
Service cost of benefits earned.............................    $ 2,788    $ 2,295    $ 2,339
Interest cost on projected benefit obligation...............      4,970      4,051      3,454
Actual return on plan assets................................     (6,980)    (4,159)    (9,052)
Net amortization and deferral...............................      2,086      1,281      5,405
                                                                -------    -------    -------
    Net periodic pension cost...............................      2,864      3,468      2,146
Provision for restructuring.................................         --         --      2,125
                                                                -------    -------    -------
                                                                $ 2,864    $ 3,468    $ 4,271
                                                                =======    =======    =======

    The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets for pension benefits:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Actuarial present value of benefit obligation:
    Vested benefits.........................................    $66,261    $46,195
    Nonvested benefits......................................      4,577      2,974
                                                                -------    -------
        Accumulated benefit obligation......................     70,838     49,169
    Effect of projected compensation increases..............     13,247      7,541
                                                                -------    -------
        Projected benefit obligation........................     84,085     56,710
Plan assets at fair value...................................     64,577     45,929
                                                                -------    -------
        Projected benefit obligation in excess of plan
          assets............................................     19,508     10,781
Unrecognized transition credit..............................      1,085      1,283
Unrecognized prior service cost.............................       (879)    (1,017)
Unrecognized net gain.......................................      3,451      3,250
                                                                -------    -------
        Accrued pension cost................................     23,165     14,297
Less amount included in accrued expenses....................      1,435         --
                                                                -------    -------
                                                                $21,730    $14,297
                                                                =======    =======

    The assumptions used in computing the information above were as follows:

                                                                        DECEMBER 31
                                                              -------------------------------
                                                                1997       1996       1995
                                                              ---------  ---------  ---------
Discount rate...............................................    7.25%      7.50%      7.25%
Expected long-term rate of return on plan assets............    9.00%      9.00%      9.00%
Future compensation growth rate.............................    5.00%      5.00%      5.00%

    Multiemployer Pension and Benefit Plans

    Under the labor contract with the United Mine Workers of America (UMWA), the Company made payments of $2.0 million in 1997 and $1.9 million in each of 1996 and 1995 into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as paid. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). The Company has estimated its share of such amount to be $11.5 million at December 31, 1997. The Company is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements.

    The Coal Industry Retiree Health Benefit Act of 1992 (Benefit Act) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. The Company recognized $3.9 million in 1997, $2.8 million in 1996 and $2.6 million in 1995 in expense relative to premiums paid pursuant to the Benefit Act.

    Other Postretirement Benefits Plans

    The Company currently provides certain postretirement health and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting the eligibility requirements for pension benefits are also eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical and dental plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for retirees who were members of the UMWA is not contributory. The Company's current funding policy is to fund the cost of all postretirement health and life insurance benefits as they are paid.

    The net periodic postretirement benefit cost of these plans includes the following components:

                                                                 1997       1996       1995
                                                                -------    -------    -------
Service cost................................................    $ 3,717    $ 2,246    $ 3,383
Interest cost...............................................     19,546     15,648     17,050
Net amortization and deferral...............................     (2,573)    (1,527)        67
                                                                -------    -------    -------
    Net periodic postretirement benefit cost................    $20,690    $16,367    $20,500
                                                                =======    =======    =======

    The following table sets forth the amounts recognized in the consolidated balance sheets for postretirement benefits other than pension, none of which have been funded:

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
Accumulated postretirement benefit obligation:
    Retirees................................................     $149,365     $123,130
    Fully eligible active plan participants.................      101,888       62,403
    Other active plan participants..........................       82,655       34,799
                                                                 --------     --------
                                                                  333,908      220,332
Unrecognized net gain.......................................        2,302       20,996
Unrecognized prior service gain.............................        1,295          515
                                                                 --------     --------
    Accrued postretirement obligation.......................      337,505      241,843
Less amount included in accrued expenses....................       14,390       13,000
                                                                 --------     --------
                                                                 $323,115     $228,843
                                                                 ========     ========

    The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate for 1998 is 6% (7% in 1997), decreasing to 5% in the year 1999. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $54.1 million or 16.2%, and the net periodic postretirement benefit cost for 1997 by $5.2 million or 29.9%.

    Net periodic postretirement benefit cost decreased approximately $4.1 million (an increase in net income of $2.4 million) in 1996 due to changes in certain actuarial assumptions, including a decrease in the healthcare cost trend rate and a decrease in the discount rate.

    Other Plans

    The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $4.6 million in 1997 and $3.4 million in each of 1996 and 1995.

  11. CAPITAL STOCK

    On April 4, 1997, the Company changed its capital stock whereby the number of authorized shares was increased to 100,000,000 common shares, the par value was changed to $.01 per share, and a common stock split of 338.0857-for-one was effected. All share and per share information reflect the stock split.

    On July 25, 1997, the Company's Board of Directors authorized a share repurchase plan under which the Company may repurchase, from time to time, up to 1,000,000 shares of the Company's common stock. Shares acquired may be used for general corporate purposes. At December 31, 1997, no shares had been repurchased under this authorization.

  12. STOCK INCENTIVE PLANS

    On April 4, 1997, the stockholders approved the 1997 Stock Incentive Plan (Company Incentive Plan) reserving 6,000,000 shares of Arch Coal common stock for awards to officers and other selected key management employees of the Company. The Company Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance stock, performance units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (Awards). Stock options outstanding under the Ashland Coal plans at the date of the merger were exchanged for fully vested stock options in the Company Incentive Plan. Stock options generally become exercisable in full or in part one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SARs entitle employees to receive a payment equal to the appreciation in market value of the stated number of common shares from the SARs exercise price to the market value of the shares on the date of its exercise. Unexercised options and SARs lapse 10 years after the date of grant. Restricted stock awards entitle employees to purchase shares at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. Merit awards are grants of stock without restriction and at a nominal cost. Performance share or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Board of Directors. As of December 31, 1997, 341,100 performance shares had been granted and will be earned by participants based on company performance for the years 1998 through 2001. Phantom stock awards are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares. As of December 31, 1997, stock options and performance shares were the only type of Awards granted.

    Information regarding stock options under the Company Incentive Plan is as follows for the year ended December 31, 1997 (in thousands except per share data):

                                                                              WEIGHTED
                                                                   COMMON     AVERAGE
                                                                   SHARES      PRICE
                                                                   ------     --------
Options outstanding at January 1............................          --       $   --
Issued in exchange for Ashland Coal, Inc.
  stock options.............................................         675        23.69
Granted.....................................................         300        27.88
Exercised...................................................         (49)       21.25
                                                                   -----
Options outstanding at December 31..........................         926        25.23
                                                                   =====
Options exercisable at December 31..........................         626       $23.88
Options available for grant at December 31..................       4,684

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. Had compensation expense for the fixed stock option portion of the Company Incentive Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per common share for the year ended December 31, 1997 would have been reduced to the pro forma amounts of $29.9 million and $.98, respectively. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The stock options granted in 1997 vest ratably over three years.

    The fair value per option granted in 1997 was $8.36. Exercise prices for options outstanding as of December 31, 1997, range from $11 to $34.375, and the weighted average remaining contractual life at that date was 6.8 years. The fair value of options granted in 1997 was determined to be $2.5 million using the Black-Scholes option pricing model and the following weighted-average assumptions:

Risk-free interest rate.....................................       6.33%
Dividend yield..............................................          2%
Volatility of the expected market price of the Company's
  common stock..............................................       0.29
Expected life of options (in years).........................          5

    The table below shows pertinent information on options outstanding at December 31, 1997, priced below $25 per share and priced at $25 per share or more.

                                                                 OPTION EXERCISE PRICE
                                                                -----------------------
                                                                BELOW $25   $25 OR MORE
                                                                ---------   -----------
Options outstanding (in thousands)..........................        338          588
Weighted-average exercise price.............................     $20.40       $28.00
Weighted-average remaining contractual life (in years)......        5.2          7.7
Options currently exercisable (in thousands)................        338          288
Weighted-average exercise price of options currently
  exercisable...............................................     $20.40       $28.12

  13. CHANGES IN ESTIMATES AND OTHER NON-RECURRING REVENUES AND EXPENSES

    During 1996, the Company sold an idle processing plant and loadout facilities in Eastern Kentucky for the assumption of the environmental liabilities. As a result, the Company recognized a gain of $4.9 million which is included in other revenues. During 1995, the Company sold its timber rights to approximately 100,000 acres of property in the Eastern United States for a gain of $8.4 million which is included in other revenues.

    During 1996, the Company reduced the estimated useful lives of certain long-lived assets (primarily related to life of mine assets including preparation plants and beltlines) for depreciation and amortization purposes. These changes in estimates were primarily due to increased productivities and reductions in recoverable reserves. As a result, an additional $11.3 million (after tax impact of $6.9 million or $.33 per share) of depreciation and amortization expense was recorded in cost of coal sales. The assets included a preparation plant that had an original life of 16 years that was adjusted to
7.5 years, a preparation plant and beltline related to a surface mine that carried an original life of 20 years that was adjusted to 17 years and deferred mine development for a surface mine with an original life of 5 years adjusted to 4 years.

    Effective September 30, 1995, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result, the Company recorded charges of $10.2 million to write down certain assets to their fair value. These assets included idled facilities at the Company's Arch of Illinois, Arch of Kentucky and Cumberland River Coal Company operations. Fair value was based upon management's best estimate of discounted cash flows.

    During 1995, the Company restructured its selling, general and administrative functions and reduced its salaried workforce by 143 employees, 52 of which accepted the Company's early retirement program. Total restructuring charges of $8.3 million included charges for severance, pension and postretirement medical benefits. The restructuring reflected the Company's efforts to reduce its costs and improve its competitive position.

  14. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

    The Company markets its coal principally to electric utilities in the United States. As of December 31, 1997 and 1996, accounts receivable from electric utilities located in the United States totaled $102.8 million and $61.3 million, respectively. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.

    The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. Sales (including spot sales) to major customers were as follows:

                                                                   1997         1996         1995
                                                                 --------     --------     --------
Customer A..................................................     $187,800     $147,567     $127,911
Customer B..................................................      129,981       86,756       82,857

  15. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                                                 1997       1996        1995
                                                                -------    -------    --------
Numerator:
    Net income (loss).......................................    $30,281    $33,020    $(11,037)
                                                                =======    =======    ========
Denominator:
    Weighted average shares-denominator for basic...........     30,374     20,948      20,948
    Dilutive effect of employee stock options...............         34         --          --
                                                                -------    -------    --------
    Adjusted weighted average shares-denominater for
      diluted...............................................     30,408     20,948      20,948
                                                                =======    =======    ========
Basic earnings (loss) per common share......................    $  1.00    $  1.58    $  (0.53)
                                                                =======    =======    ========
Diluted earnings (loss) per common share....................    $  1.00    $  1.58    $  (0.53)
                                                                =======    =======    ========

  16. SALE AND LEASEBACK

    On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. The lease provides for annual rental payments of approximately $9.1 million, $11.6 million, $11.2 million and $2.7 million in 1998, 1999, 2000 and 2001, respectively. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the proceeds are below $40.0 million. The gain on the sale and leaseback of $10.7 million was deferred and will be amortized over the base term of the lease as a reduction of rental expense.

  17. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Company receives certain services and purchases fuel, oil and other products on a competitive basis from subsidiaries of Ashland Inc., which totaled $4.7 million in 1997, $3.8 million in 1996 and $5.0 million in 1995. Ashland Inc. owns approximately 54% of the Company's outstanding shares of common stock. Management believes that charges between the Company and Ashland Inc. for services and purchases were concluded on terms equivalent to those prevailing among unaffiliated parties.

  18. COMMITMENTS AND CONTINGENCIES

    The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $14.9 million in 1997, $8.5 million in 1996 and $8.1 million in 1995. Minimum annual rentals due in future years under lease agreements in effect at December 31, 1997 are as follows:

1998........................................................    $ 7,949
1999........................................................      5,037
2000........................................................      4,349
2001........................................................      3,618
2002........................................................      3,487
Thereafter..................................................      5,452
                                                                -------
                                                                $29,892
                                                                =======

    The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 1997, the Company estimates that its probable aggregate loss as a result of such claims is $5.6 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.8 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $.9 million (before tax) in excess of the probable loss previously recognized. However, the Company believes it is probable that substantially all of such losses, if any occur, will be insured. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

    A customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only and, as a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. As of December 31, 1997, the carrying amount of acquisition costs allocated to this coal supply contract amounts to approximately $17 million. The Company's current estimates of undiscounted cash flows indicate the carrying amount of this asset is expected to be recovered.

    The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (DTA), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (PPAV) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax exempt bonds issued by PPAV which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $8.6 million at December 31, 1997 (included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $3.3 million annually through 2015 and $26.0 million in 2016.

  19. CASH FLOW

    The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:

                                                                  1997        1996       1995
                                                                --------    --------    -------
Decrease (increase) in operating assets:
    Receivables.............................................    $(12,179)   $ 10,857    $(1,802)
    Inventories.............................................      16,323       4,024      8,133
Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses...................       5,403      (7,464)       233
    Income taxes............................................     (27,448)     (1,145)    (2,867)
    Accrued postretirement benefits other than pension......       7,437       4,566      8,810
    Accrued reclamation and mine closure....................      (9,370)    (10,492)    (6,877)
    Accrued workers' compensation...........................      (9,008)       (897)    (8,360)
                                                                --------    --------    -------
Changes in operating assets and liabilities.................    $(28,842)   $   (551)   $(2,730)
                                                                ========    ========    =======

  20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial data for 1997 and 1996 is summarized below:

                                                                 MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                                                 --------     --------     --------      -------
1997:
Coal sales and other revenues...............................     $198,461     $196,425     $329,475      $342,512
Income (loss) from operations...............................       16,314<F1>   16,296<F2>  (20,468)<F3>   29,740<F4>
Net income (loss)...........................................       10,420       11,732      (13,001)       21,130
Earnings (loss) per common share<F8>........................         0.50         0.56        (0.33)         0.53

1996:
Coal sales and other revenues...............................     $189,643     $192,071     $196,966<F5>  $201,941
Income from operations......................................       14,949       11,112       16,713        13,338<F6>
Net income..................................................        7,600        5,235       10,929         9,256<F7>
Earnings per common share<F8>...............................         0.36         0.25         0.52          0.44

--------
<F1> During the first quarter of 1997, the Company recorded $3.1 million in costs associated with the impoundment failure in October 1996 at Lone Mountain Processing, Inc. and a $3.3 million reduction in its reclamation and mine closure liability due to permit changes.

<F2> During the second quarter of 1997, the Company recorded a $4.2 million reduction in its workers' compensation liability due to better than anticipated safety performance, $1.5 million in costs associated with the impoundment failure noted in (1) and a $1.5 million charge to other expenses in connection with the Trail Mountain lawsuit.

<F3> During the third quarter of 1997, the Company recorded a $39.1 million charge in connection with the Ashland Coal merger comprised of termination benefits, relocation costs and costs associated with the idling of duplicate facilities.

<F4> During the fourth quarter of 1997, the Company recorded a $1.1 million reduction in its reclamation and mine closure liability as a result of permit changes and a favorable adjustment of $2.0 million due to changes in actuarial assumptions related to postretirement and pension benefit obligations.

<F5> During the third quarter of 1996, the Company sold an idle processing plant and loadout facility in Eastern Kentucky for a gain of $4.9 million included in other revenues and recorded charges to other expenses of $1.7 million in connection with the Trail Mountain lawsuit and $1.4 million in connection with the redemption of debt.

<F6> During the fourth quarter of 1996, the Company recorded a $3.8 million reduction in its reclamation and mine closure liability due to permit changes granted by state authorities and revisions to costs associated with removal of structures and productivities to reflect current experience.

<F7> During the fourth quarter of 1996, no income tax provision was required in order to achieve the effective tax rate.

<F8> The sum of the quarterly earnings per common share amounts may not equal earnings per common share for the full year, because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On July 1, 1997, the Board of Directors of the Company engaged Ernst & Young LLP, to act as the Company's independent certified public accountant. Ernst & Young LLP replaced Arthur Andersen LLP, who was dismissed on July 1, 1997. Ernst & Young LLP acts as the independent auditor for Ashland, the Company's majority stockholder, and Ashland consolidates the financial statements of the Company as a consequence of the merger with Ashland Coal. Arthur Andersen LLP's reports on the Company's financial statements for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures during such fiscal years or thereafter through and including the date of the conclusion of Arthur Andersen LLP's services, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their reports.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaption "Nominees for Director" which appears under the caption "Election of Directors" beginning on Page 2 in the Company's Proxy Statement to be distributed to Company stockholders in connection with the Company's 1998 Annual Meeting (the "1998 Proxy Statement"). See also the list of the Company's executive officers and related information under "Executive Officers" in Part I, Item X herein.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing in and under the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option
Exercise in Last Fiscal Year and Fiscal Year-End Option Values" table, the "Long-Term Incentive Plan Awards in Last Fiscal Year" table, the Pension
Plan section (including the table therein), the Employment Agreements and Other Arrangements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on Pages 10 to 13 in the Company's 1998 Proxy Statement. No portion of the Personnel and Compensation Committee and Stock Incentive Committee Report on Executive Compensation for 1997 or the Arch Coal Performance Graph is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" beginning on Page 5 of the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 13 of the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report

                                                                                        PAGE
                                                                                        ----

    (1) The following consolidated financial statements of Arch Coal, Inc. and subsidiaries are included in Item 8 at the page indicated:

        Reports of Independent Auditors.........................................         23

        Consolidated Statements of Income--Years Ended December 31, 1997, 1996
          and 1995..............................................................         25

        Consolidated Balance Sheets--December 31, 1997 and 1996.................         26

        Consolidated Statements of Stockholders' Equity--Years Ended
          December 31, 1997, 1996 and 1995......................................         27

        Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
          1996 and 1995.........................................................         28

        Notes to Consolidated Financial Statements..............................         29

    (2) The following consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:

        II--Valuation and Qualifying Accounts...................................         48

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits filed as part of this Report are as follows:

EXHIBIT
NUMBER                                       EXHIBIT TITLE
-------                                      -------------
 3.1              Restated Certificate of Incorporation of Arch Coal, Inc. (Exhibit 3.1)<F*>

 3.2              Restated and Amended Bylaws of Arch Coal, Inc. (Exhibit 3.4)<F*>

 4.1              Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc.
                  and Arch Coal, Inc. (formerly Arch Mineral Corporation) (Exhibit 4.1)<F*>

 4.2              Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch
                  Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules
                  I and II thereto (Exhibit 4.2)<F*>

 4.3              Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International,
                  Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation)
                  (Exhibit 4.3)<F*>

 4.4              Credit Agreement dated as of July 1, 1997, by and among Arch Coal, Inc., the banks party thereto,
                  PNC Bank, National Association, as Administrative and Syndication Agent and Morgan Guaranty Tract
                  Company of New York, as Documentation and Syndication Agent (incorporated herein by reference to
                  Exhibit 4.1 to the Current Report of Arch Coal, Inc. on Form 8-K filed July 15, 1997).

 4.5              Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal
                  Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as
                  Lessor, and the Certificate Purchasers named therein.<F***>

10.1              Coal Off-Take Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral
                  Corporation), Carboex International, Ltd. and Ashland Inc. (Exhibit 10.1)<F*>

10.2              Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral
                  Corporation), Ashland Inc. and Carboex S.A. (Exhibit 10.2)<F*>

10.3              Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and
                  Carboex International, Ltd. (Exhibit 10.3)<F*>


EXHIBIT
NUMBER                                       EXHIBIT TITLE
-------                                      -------------
10.4              Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch
                  Mineral Corporation), Ashland Coal, Inc., Carboex International, Ltd. and Ashland Inc. (Exhibit
                  10.4)<F*>

10.5              Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1,
                  1974, November 12, 1987, Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated
                  March 15, 1990, October 5, 1990 (Exhibit 10.8)<F*>

10.6              Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton
                  (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9,
                  1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993, August 4, 1994, October
                  1, 1995, July 31, 1996 and November 27, 1996 (Exhibit 10.9)<F*>

10.7              Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, which was merged into Allegheny Land Company, a second tier subsidiary of the
                  Company (Exh. 10.11).<F**>

10.8              Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under
                  October 5, 1992, assignments), a second-tier subsidiary of the Company (Exhibit 10.3 to the
                  Company's first-tier subsidiary, Ashland Coal, Inc.'s Form 10-K for the year ended December 31,
                  1995, filed with the SEC on March 6, 1996, is incorporated herein by reference).

10.9              Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B.
                  Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                  10.14).<F**>

10.10             Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining
                  & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.15).<F**>

10.11             Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc.,
                  an independent operating subsidiary of the Company that subsequently changed its name to Hobet
                  Mining, Inc. (Exh. 10.22).<F**>

10.12             Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining &
                  Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.24).<F**>

10.13             Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a
                  second-tier subsidiary of the Company (Exh. 10.25).<F**>

10.14             Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an
                  independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining,
                  Inc. (Exh. 10.27).<F**>

10.15             Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with
                  Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related
                  Company Guarantee (Exhibit 10.2 to the Company's first-tier subsidiary, Ashland Coal, Inc.'s Form
                  8-K dated April 6, 1992, is incorporated herein by reference).

10.16             Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries
                  Company whose name is now Mingo Logan Coal Company (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's first-tier subsidiary, Ashland Coal, Inc.'s Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).

10.17             Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation,
                  Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment
                  No. 1 filed with the SEC on February 14, 1990, to the Company's first-tier subsidiary, Ashland Coal,
                  Inc.'s Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).

10.18             Employment Agreement between Arch Mineral Corporation and Steven F. Leer, dated March 1, 1992
                  (Exhibit 10.12)<F*>


EXHIBIT
NUMBER                                       EXHIBIT TITLE
-------                                      -------------
10.19             Consulting Agreement between Arch Mineral Corporation and Ronald E. Samples, effective September 1,
                  1992, as amended by letter agreements dated October 6, 1992, September 1, 1993, September 1, 1994,
                  September 1, 1995, August 31, 1996 and March 30, 1997 (Exhibit 10.13)<F*>

10.20             Form of At Will Employee Retention/Severance Agreement (Exhibit 10.14)<F*>

10.21             Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (Exhibit
                  10.15)<F*>

10.22             Arch Coal, Inc. 1998 Incentive Compensation Plan<F***>

10.23             Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (Exhibit 10.17)<F*>

10.24             Arch Coal, Inc. Deferred Compensation Plan for Directors' Fees (Exhibit 10.18)<F*>

10.25             Arch Coal, Inc. 1997 Stock Incentive Plan (Exhibit 10.9; appears as Annex E to Appendix A to the
                  Proxy Statement/Prospectus forming part of the Company's S-4 Registration Statement)<F*>

10.26             Arch Mineral Corporation 1996 ERISA Forfeiture Plan (Exhibit 10.20)<F*>

16                Letter of Arthur Andersen & Company LLP filed pursuant to Regulation S-K, Item 304(a)(3)<F***>

21                Subsidiaries of the Company<F***>

23.1              Consent of Independent Auditors<F***>

23.2              Consent of (Predecessor) Independent Accountants<F***>

24                Power of Attorney<F***>

27                Financial Data Schedule<F***>

--------
  <F*> Incorporated by reference from the Company's Registration Statement on
       Form S-4 (Registration No. 333-28149) filed with the SEC on May 30, 1997. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 21 of such Registration Statement.

 <F**> Incorporated by reference from the Company's first-tier subsidiary,
       Ashland Coal, Inc.'s, Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.

<F***> Included with this Report.

    Exhibits 10.22, 10.23, 10.24, 10.25 and 10.26 are executive compensation plans.

    Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1997.

                                                                    SCHEDULE II

                       ARCH COAL, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                              ADDITIONS
                                                                BALANCE AT   CHARGED TO                                 BALANCE AT
                                                                BEGINNING     COSTS AND                                   END OF
                        DESCRIPTION                              OF YEAR      EXPENSES    DEDUCTIONS<F1>    OTHER<F2>      YEAR
                        -----------                             ----------   ----------   --------------    ---------   ----------
Year Ended December 31, 1997
    Reserves Deducted from Asset Accounts
        Property, Plant, and Equipment......................     $   100       $   --         $  100         $   --      $    --
        Other Assets--Other
            Notes and Accounts Receivable...................         410           61             --             --          471
        Current Assets--Supplies Inventory..................      11,313        1,218            282          5,432       17,681
Year Ended December 31, 1996
    Reserves Deducted from Asset Accounts
        Property, Plant, and Equipment......................     $ 1,111       $   --         $1,011         $   --      $   100
        Other Assets--Other
            Notes and Accounts Receivable...................         408          150            148             --          410
        Current Assets--Supplies Inventory..................      11,976          500          1,163             --       11,313
Year Ended December 31, 1995
    Reserves Deducted from Asset Accounts
        Property, Plant, and Equipment......................     $ 1,156       $   --         $   45         $   --      $ 1,111
        Other Assets--Other
            Notes and Accounts Receivable...................         749          117            458             --          408
        Current Assets--Supplies Inventory..................      11,437        1,273            734             --       11,976

---------

<F1> Reserves utilized, unless otherwise indicated.

<F2> Balances acquired in the Ashland Coal merger.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARCH COAL, INC.
                                           (REGISTRANT)

                                          BY:  /s/ PATRICK A. KRIEGSHAUSER
                                              ---------------------------------
                                                  Patrick A. Kriegshauser
                                              Senior Vice President, Treasurer
                                                and Chief Financial Officer

                                          Date: March 16, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1998.


                          SIGNATURES                                                  CAPACITY
                          ----------                                                  --------

                    /s/ STEVEN F. LEER                          President and Chief Executive Officer and Director
          ------------------------------------------
                        Steven F. Leer

               /s/ PATRICK A. KRIEGSHAUSER                      Senior Vice President, Treasurer, and Chief Financial Officer
          ------------------------------------------
                   Patrick A. Kriegshauser

                     /s/ JAMES P. PYE                           Controller
          ------------------------------------------
                         James P. Pye

                         James R. Boyd                          Director
                       Robert A. Charpie                        Director
                       Paul W. Chellgren                        Director
                       Thomas L. Feazell                        Director
                     Juan Antonio Ferrando                      Director
                          John R. Hall                          Director
                        Robert L. Hintz                         Director
                        Douglas H. Hunt                         Director
                         Steven F. Leer                         Director     By:     /s/ JEFFRY N. QUINN
                        Thomas Marshall                         Director        ----------------------------------
                        James L. Parker                         Director                 Jeffry N. Quinn
                         J. Marvin Quin                         Director               As Attorney-in Fact

    ORIGINAL POWERS OF ATTORNEY AUTHORIZING STEVEN F. LEER, PATRICK A. KRIEGSHAUSER AND JEFFRY N. QUINN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         EXHIBIT TITLE
------                                         -------------
 3.1              Restated Certificate of Incorporation of Arch Coal, Inc. (Exhibit 3.1)<F*>

 3.2              Restated and Amended Bylaws of Arch Coal, Inc. (Exhibit 3.4)<F*>

 4.1              Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc.
                  and Arch Coal, Inc. (formerly Arch Mineral Corporation) (Exhibit 4.1)<F*>

 4.2              Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch
                  Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules
                  I and II thereto (Exhibit 4.2)<F*>

 4.3              Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International,
                  Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation)
                  (Exhibit 4.3)<F*>

 4.4              Credit Agreement dated as of July 1, 1997, by and among Arch Coal, Inc., the banks party thereto,
                  PNC Bank, National Association, as Administrative and Syndication Agent and Morgan Guaranty Tract
                  Company of New York, as Documentation and Syndication Agent (incorporated herein by reference to
                  Exhibit 4.1 to the Current Report of Arch Coal, Inc. on Form 8-K filed July 15, 1997).

 4.5              Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal
                  Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as
                  Lessor, and the Certificate Purchasers named therein.<F***>

10.1              Coal Off-Take Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral
                  Corporation), Carboex International, Ltd. and Ashland Inc. (Exhibit 10.1)<F*>

10.2              Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral
                  Corporation), Ashland Inc. and Carboex S.A. (Exhibit 10.2)<F*>

10.3              Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and
                  Carboex International, Ltd. (Exhibit 10.3)<F*>

10.4              Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch
                  Mineral Corporation), Ashland Coal, Inc., Carboex International, Ltd. and Ashland Inc. (Exhibit
                  10.4)<F*>

10.5              Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1,
                  1974, November 12, 1987, Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated
                  March 15, 1990, October 5, 1990 (Exhibit 10.8)<F*>

10.6              Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton
                  (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9,
                  1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993, August 4, 1994, October
                  1, 1995, July 31, 1996 and November 27, 1996 (Exhibit 10.9)<F*>

10.7              Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, which was merged into Allegheny Land Company, a second tier subsidiary of the
                  Company (Exh. 10.11).<F**>

10.8              Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under
                  October 5, 1992, assignments), a second-tier subsidiary of the Company (Exhibit 10.3 to the
                  Company's first-tier subsidiary, Ashland Coal, Inc.'s Form 10-K for the year ended December 31,
                  1995, filed with the SEC on March 6, 1996, is incorporated herein by reference).


EXHIBIT
NUMBER                                         EXHIBIT TITLE
------                                         -------------
10.9              Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B.
                  Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh.
                  10.14).<F**>

10.10             Lease between Oglebay Norton Company and F. B. Nutter, Sr., predecessor in interest to Hobet Mining
                  & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.15).<F**>

10.11             Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc.,
                  an independent operating subsidiary of the Company that subsequently changed its name to Hobet
                  Mining, Inc. (Exh. 10.22).<F**>

10.12             Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining &
                  Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (Exh. 10.24).<F**>

10.13             Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a
                  second-tier subsidiary of the Company (Exh. 10.25).<F**>

10.14             Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an
                  independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining,
                  Inc. (Exh. 10.27).<F**>

10.15             Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with
                  Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related
                  Company Guarantee (Exhibit 10.2 to the Company's first-tier subsidiary, Ashland Coal, Inc.'s Form
                  8-K dated April 6, 1992, is incorporated herein by reference).

10.16             Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries
                  Company whose name is now Mingo Logan Coal Company (Exhibit 10.3 to Amendment No. 1 filed with SEC on February 14, 1990, to the Company's first-tier subsidiary, Ashland Coal, Inc.'s Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).

10.17             Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation,
                  Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (Exhibit 10.4 to Amendment
                  No. 1 filed with the SEC on February 14, 1990, to the Company's first-tier subsidiary, Ashland Coal,
                  Inc.'s Form 8-K filed with the SEC on February 8, 1990, is incorporated herein by reference).

10.18             Employment Agreement between Arch Mineral Corporation and Steven F. Leer, dated March 1, 1992
                  (Exhibit 10.12)<F*>

10.19             Consulting Agreement between Arch Mineral Corporation and Ronald E. Samples, effective September 1,
                  1992, as amended by letter agreements dated October 6, 1992, September 1, 1993, September 1, 1994,
                  September 1, 1995, August 31, 1996 and March 30, 1997 (Exhibit 10.13)<F*>

10.20             Form of At Will Employee Retention/Severance Agreement (Exhibit 10.14)<F*>

10.21             Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (Exhibit
                  10.15)<F*>

10.22             Arch Coal, Inc. 1998 Incentive Compensation Plan<F***>

10.23             Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (Exhibit 10.17)<F*>

10.24             Arch Coal, Inc. Deferred Compensation Plan for Directors' Fees (Exhibit 10.18)<F*>

10.25             Arch Coal, Inc. 1997 Stock Incentive Plan (Exhibit 10.9; appears as Annex E to Appendix A to the
                  Proxy Statement/Prospectus forming part of the Company's S-4 Registration Statement)<F*>

10.26             Arch Mineral Corporation 1996 ERISA Forfeiture Plan (Exhibit 10.20)<F*>


EXHIBIT
NUMBER                                         EXHIBIT TITLE
------                                         -------------
16                Letter of Arthur Andersen & Company LLP filed pursuant to Regulation S-K, Item 304(a)(3)<F***>

21                Subsidiaries of the Company<F***>

23.1              Consent of Independent Auditors<F***>

23.2              Consent of (Predecessor) Independent Accountants<F***>

24                Power of Attorney<F***>

27                Financial Data Schedule<F***>

--------
  <F*> Incorporated by reference from the Company's Registration Statement on
       Form S-4 (Registration No. 333-28149) filed with the SEC on May 30, 1997. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 21 of such Registration Statement.

 <F**> Incorporated by reference from the Company's first-tier subsidiary,
       Ashland Coal, Inc.'s, Registration Statement on Form S-1 (Registration No. 33-22425) filed with the SEC on June 9, 1988, and Amendments No. 1, No. 2 and No. 3 filed with the SEC on July 14, 1988, August 3, 1988, and August 5, 1988, respectively, and Post-Effective Amendment No. 1 filed with the SEC on August 11, 1988. The exhibit number referred to within the parentheses corresponds to the number of such exhibit in Item 16(a) of Post-Effective Amendment No. 1 to such Registration Statement.

<F***> Included with this Report.