Form 10-Q
period 1998-03-31
ARCH COAL INC
filed 1998-05-15
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At May 11, 1998, there were 39,664,202 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                PAGE

    Item 1.     Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 1998 and
    December 31, 1997...........................................1

    Condensed  Consolidated  Statements  of  Income  for the  Three
    Months Ended March 31, 1998 and 1997........................2

    Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1998 and 1997..................3

    Notes to Condensed Consolidated Financial Statements........4

    Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
    7

    Item 3.   Quantitative and Qualitative Disclosures About
                          Market Risk..........................16

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings................................17

    Item 4.   Submission of Matters to a Vote of Security
               Holders ........................................17

    Item 6.   Exhibits and Reports on Form 8-K.................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)
                                            March      December
                                              31,        31,
                                              1998       1997
                                            ---------  ---------
Assets                                      (Unaudited)
  Current assets
    Cash and cash equivalents               $ 12,605   $  9,177
    Trade accounts receivable                131,450    133,810
    Other receivables                         18,372     14,046
    Inventories                               60,226     50,419
    Prepaid royalties                         16,789     17,745
    Deferred income taxes                      8,506      8,506
    Other                                      7,814      9,475
                                            ---------  ---------
               Total current assets          255,762    243,178
                                            ---------  ---------

  Property, plant and equipment, net       1,099,947  1,149,926
                                            ---------  ---------

  Other assets
    Prepaid royalties                         36,269     20,826
    Coal supply agreements                   178,945    185,306
    Deferred income taxes                     46,123     44,023
    Other                                     12,568     13,065
                                            ---------  ---------
                 Total other assets          273,905    263,220
                                            ---------  ---------
                 Total assets             $1,629,614  $1,656,324
                                            =========  =========

Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                      $  103,256   $ 84,692
    Accrued expenses                          94,575     88,082
    Current portion of long-term debt          7,510     29,500
                                            ---------  ---------
                 Total current liabilities   205,341    202,274
  Long-term debt                             193,125    248,425
  Accrued postretirement benefits other
     than pension                            325,586    323,115
  Accrued reclamation and mine closure       117,202    116,199
  Accrued workers' compensation               98,104     97,759
  Accrued pension cost                        22,829     21,730
  Other noncurrent liabilities                44,560     35,324
                                            ---------  ---------
                  Total liabilities        1,006,747  1,044,826
                                            ---------  ---------

  Stockholders' equity
    Common stock                                 397        397
    Paid-in capital                          472,534    472,425
    Retained earnings                        149,936    138,676
                                            ---------  ---------
             Total stockholders' equity      622,867    611,498
                                            ---------  ---------
             Total liabilities and
               stockholders' equity        1,629,614  1,656,324
                                            =========  =========

See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                  -----------------
                                                    1998     1997
                                                  -------- --------
Revenues
  Coal sales                                      $298,964 $192,328
  Other revenues                                    13,600    6,133
                                                  -------- --------
                                                   312,564  198,461
                                                  -------- --------

Costs and Expenses
  Cost of coal sales                               270,905  171,540
  Selling, general and administrative expenses       7,510    4,898
  Amortization of coal supply agreements             6,361    2,116
  Other expenses                                     5,429    3,594
                                                  -------- --------
                                                   290,205  182,148
                                                  -------- --------
      Income from operations                        22,359   16,313

Interest expense, net:
  Interest expense                                 (3,804)  (3,553)
  Interest income                                      66      260
                                                  -------- -------
                                                   (3,738)  (3,293)
                                                  -------- -------
      Income before income taxes                   18,621   13,020
Provision for income taxes                          2,800    2,600
                                                  -------- -------
      Net income                                  $15,821  $10,420
                                                  ======== =======

Basic and diluted earnings per common share       $  0.40  $  0.50
                                                  ======== =======

Weighted average shares outstanding                39,659   20,948
                                                  ======== =======

Dividends declared per share                      $ 0.115  $ 0.108
                                                  ======== =======

See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                  ----------------
                                                   1998     1997
                                                  -------  -------
Operating activities
  Net income                                      $15,821  $10,420
  Adjustments to reconcile to cash
  provided by operating activities:
    Depreciation, depletion and amortization       38,868   28,296
    Prepaid royalties expensed                      4,241      975
    Net gain on disposition of assets              (8,350)    (377)
    Changes in:
      Receivables                                  (1,976)  (5,190)
      Inventories                                  (9,807)  (2,188)
      Accounts payable and accrued expenses        19,790   (1,902)
      Income taxes                                  3,173    2,568
      Accrued postretirement benefits               2,471    1,270
      Accrued workers' compensation benefits          345   (1,908)
      Accrued reclamation and mine closure          1,003   (2,043)
      Other                                         1,789    5,258
                                                  -------  -------
    Cash provided by operating activities          67,368   35,179
                                                  -------  -------

Investing activities
  Additions to property, plant and equipment      (17,340) (11,546)
  Proceeds from dispositions of property, plant
    and equipment                                   8,428      717
  Additions to prepaid royalties                  (18,728) (2,248)
                                                  -------  -------
    Cash used in investing activities             (27,640) (13,077)
                                                  -------  -------

Financing activities
  Payments on revolver and lines of credit        (70,150) (15,018)
  Payments on senior notes                         (7,140)  (7,140)
  Proceeds from sale and leaseback of equipment    45,442        -
  Dividends paid                                   (4,561)       -
  Proceeds from sale of common stock                  109        -
                                                   -------  -------

    Cash used in financing activities             (36,300) (22,158)
                                                  -------  -------

Increase (decrease) in cash and cash equivalents    3,428     (56)
Cash and cash equivalents, beginning of period      9,177   13,716
                                                  -------  -------
Cash and cash equivalents, end of period          $12,605  $13,660
                                                  =======  =======

See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 1998
(Unaudited)

Note A - General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 1998, are not necessarily indicative of results to be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the annual report of Arch Coal, Inc. ("Arch Coal" or the "Company"), on Form 10-K for the year ended December 31, 1997. The Company produces steam and metallurgical coal from surface and deep mines in Illinois, Kentucky, West Virginia, Virginia and Wyoming for sale to utility, industrial and export markets. Some members of the Company's workforce are represented by various labor organizations. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 1997 financial statements have been reclassified to conform with the classifications in the 1998 financial statements with no effect on previously reported net income or stockholders' equity.

Note B - Acquisition Agreement

The Company has signed an agreement to acquire Atlantic Richfield's ("ARCO") Colorado and Utah Coal operations and to simultaneously combine the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture to be known as Arch Western Resources, LLC ("Arch Western"). Arch Western will be 99% owned by Arch Coal and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion. Arch Coal will manage the joint venture. Closing has been scheduled for June 1, 1998.

Note C - Inventories

Inventories are comprised of the following:
                               March 31, 1998       December 31, 1997
                                          (In thousands)

      Coal                           $34,695       $25,359
      Repair parts and supplies       25,531        25,060
                                      ------        ------
                                     $60,226       $50,419
                                     =======       =======

Note D - Debt

Debt consists of the following:
                                           March 31, 1998   December 31, 1997
                                                   (In thousands)
   Indebtedness to banks under revolving
    credit agreement, expiring in 2002         $125,000      $ 190,000
   Indebtedness to banks under lines of credit   31,872         36,302
   7.79% senior unsecured notes, payable
    annually through January 31, 2003            35,720         42,860
   Other                                          8,043          8,763
                                                  -----          -----
                                                200,635        277,925
   Less current portion                           7,510         29,500
                                                  -----         ------
   Long-term debt                               $193,125      $248,425
                                                ========      ========

On July 1, 1997, concurrently with the Company's combination with Ashland Coal, Inc. ("Ashland Coal"), the Company entered into a new $500 million revolving credit agreement and, on July 2, 1997, the Company terminated the $200 million facility. The new revolving credit agreement has a five year term, and the rate of interest on borrowings under this agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. The Company is currently borrowing under the LIBOR option.

In connection with the transactions referred to in Note B, the Company requested PNC Markets, Inc. and J.P. Morgan Securities, Inc. (collectively the "Arrangers") to arrange a $1.575 billion financing for Arch Coal and Arch
Western, in the aggregate. While the facilities for each company will be structured to stand alone with no cross-guarantees, they will be structured to allow for a substantially free flow of funds between Arch Western and Arch Coal. In support of the transaction, PNC Bank, National Association and Morgan Guaranty Trust Company of New York have committed $975 million and $600 million, respectively, for a total commitment of $1.575 billion. The financing, which is currently being negotiated, will consist of three 5-year facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal.

Borrowings under the new Arch Coal credit facilities will be used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility will be used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution will occur simultaneously with ARCO's contribution of its Wyoming coal operations to Arch Western. The Arch Western credit facility is not guaranteed by the Company.

Note E - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims is $5.2 million (included in Other Nonconcurrent Liabilities) and believes that probable insurance recoveries of $.8 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $ .9 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

A customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only and, as a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. As of March 31, 1998, the carrying amount of acquisition costs allocated to this coal supply contract is approximately $16.2 million. The Company's current estimates of undiscounted cash flows indicate the carrying amount of this asset is expected to be recovered.

Note F - Change in Estimate and Other Non-Recurring Revenues and Expenses

The Company's operating results for the three months ended March 31, 1998, reflect pre-tax gains on the sale of surplus land totaling $7.9 million and a $5.3 million operating loss (including termination benefits totaling $1.3 million ) at the Company's Mine No. 37 in eastern Kentucky which closed in January 1998. The first quarter of 1997 results included a $3.3 million reduction in the reclamation and mine closure reserve at the Company's Illinois operation due to a change in permit requirements and $3.1 million in costs associated with the October 1996 impoundment failure at Lone Mountain Processing, Inc.

Note G - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. The lease provides for annual rental payments of approximately $9.1 million, $11.6 million, $11.2 million and $2.7 million in 1998, 1999, 2000 and 2001, respectively. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the sale proceeds are less than $40.0 million. The gain on the sale and leaseback of $10.7 million was deferred and will be amortized over the base term of the lease as a reduction of rental expense.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Contingencies," "Certain Risk Factors" and "Impact of Year 2000" and "Factors Routinely Affecting Results of Operations" sections below for a discussion of factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 21E of the Securities and Exchange Act of 1934) in the "Outlook" and "Liquidity and Capital Resources" sections below, and elsewhere herein.

Results of Operations

Merger With Ashland Coal

On July 1, 1997, Ashland Coal merged with a subsidiary of the Company, and 18,660,054 shares of Company common stock were issued in the merger. The merger was accounted for as a purchase.

At the time of the merger, Ashland Coal was engaged in the mining, processing and marketing of low-sulfur bituminous coal primarily in the eastern United States, and Ashland Inc. ("Ashland") owned stock representing approximately 57% of the voting power of Ashland Coal and 50% of the voting power of the Company. Ashland currently owns approximately 55% of the Company's outstanding common stock.

Comparisons of 1998 to 1997 have been materially affected by the merger with Ashland Coal effective July 1, 1997.

Quarter Ended March 31, 1998, Compared
    to Quarter Ended March 31, 1997

Net income for the quarter ended March 31, 1998, was $15.8 million, compared to net income of $10.4 million for the quarter ended March 31, 1997. The results for the first quarter of 1998 were impacted by the previously announced expiration of the high margin contract with Georgia Power at the end of 1997 and the depletion of the longwall reserves at the Company's Mine No. 37 in eastern Kentucky in September 1997. The current quarter's results were also adversely affected by the January closing of Mine No. 37 which had an operating loss of approximately $5.3 million during the quarter, including termination benefits totaling $1.3 million. The Company decided to close the mine primarily due to poor geologic conditions. In addition, the current quarter's results were negatively affected by reduced shipments on a high margin contract and severe snow storms in West Virginia.

The reduced shipments on the high margin contract occurred upon the previously announced change of a customer's plant from a base load to a peak demand plant. This adversely effected net income by approximately $1.0 million for the quarter. These negative effects were offset, in part, by pre-tax gains of $7.9 million on the sales of surplus land during the quarter.

Gross profit on coal sales (selling price less cost of sales) on a per-ton basis decreased $.40 from the first quarter of 1997. The average selling price decreased $.27 per ton from the same quarter a year ago primarily reflecting the aforementioned Georgia Power contract expiration. The average cost per ton increased $.13 when compared to the quarter ended March 31, 1997. Costs related to closing Mine No. 37, the severe snow storms in West Virginia during the first quarter of 1998 and the 1997 completion of amortization on a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities were the chief factors in the higher average per-ton cost.

Other revenues were $7.5 million higher in 1998 than the same period in 1997 as a result of the $7.9 million pre-tax gains from the sale of surplus land.

Selling, general and administrative expenses increased $2.6 million primarily due to the effects of the Ashland Coal merger.

Amortization of coal supply agreements increased $4.2 million from the comparable period in 1997. That increase was primarily attributable to the amortization of the carrying value of the Ashland Coal sales contracts acquired in the merger.

Other expenses increased $1.8 million from the quarter ended March 31, 1997. This increase is principally attributable to higher expenses at the Company's Ark Land subsidiary, resulting from the merger with Ashland Coal.

First quarter 1998 interest expense was $.3 million higher than the comparable period in 1997. The increase is attributable to the debt acquired in the Ashland Coal merger offset by substantial debt repayments since March 1997 and lower interest rates since March 1997.

The estimated annual effective income tax rate for 1998 is 5% lower than the first quarter 1997 rate. Changes in estimates of annual profitability and percentage depletion are generally the primary factors in the Company's effective income tax rate.

EBITDA (income from operations before net interest expense, income taxes, depreciation, depletion and amortization) was $61.2 million for the quarter ended March 31, 1998 compared to $44.6 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional sales that resulted from the merger with Ashland Coal. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

Outlook

The Company has signed an agreement to acquire ARCO's Colorado and Utah coal operations and to simultaneously combine the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture to be known as Arch Western Resources, LLC. Arch Western will be 99% owned by Arch Coal and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion, and Arch Coal will manage the joint venture. The transaction will be accounted for as a purchase. Closing has been scheduled for June 1, 1998, and is subject to regulatory approvals and other customary closing conditions.

Assuming the completion of this acquisition, Arch Coal will become the nation's second largest coal producer with annual sales of nearly 110 million tons, or roughly 10% of the nation's total coal supply. In 1997, ARCO's U.S. coal operations, including its 65% interest in Canyon Fuel, generated revenues of $537 million and after-tax operating income of $51 million on the sale of 53.2 million tons of low-sulfur coal. On a pro forma basis assuming completion of the ARCO transaction, Arch Coal would have had total 1997 revenues of approximately $1.8 billion, total assets at December 31, 1997 of $2.8 billion and debt at December 31, 1997 of approximately $1.4 billion. ARCO's domestic measured and indicated coal reserves are currently estimated to be approximately 1.3 billion tons. The Company believes this acquisition would place Arch Coal in an excellent position to serve the changing needs of Arch Coal's primary customers
- the nation's electric utilities - as they prepare for more stringent clean air requirements and a deregulated market place.

All of ARCO's domestic coal production to be acquired is compliance coal, which means that it meets the sulfur dioxide emissions requirements of Phase II of the Clean Air Act. ARCO's U.S. coal operations include Thunder Basin Coal Company, LLC ("Thunder Basin"); Mountain Coal Company, LLC ("Mountain Coal"); and a 65% interest in Canyon Fuel Company, LLC ("Canyon Fuel"). Thunder Basin operates the Black Thunder and Coal Creek mines in the Powder River Basin of Wyoming. Black Thunder is one of the nation's largest coal mines with 1997 production of 37.7 million tons of low-sulfur compliance coal. Coal Creek produced 2.9 million tons of coal in 1997. Mountain Coal operates the West Elk Mine in Colorado. With 1997 production of 5.6 million tons of low-sulfur compliance coal, West Elk is a highly productive longwall mine in the Mountain Bituminous Region. During 1997, Canyon Fuel produced 10.6 million tons of low-sulfur coal from three mines in Utah.

In connection with the ARCO transactions referred to above, the Company requested PNC Markets, Inc. and J.P. Morgan Securities, Inc. (collectively the "Arrangers") to arrange a $1.575 billion financing for Arch Coal and Arch
Western, in the aggregate. While the facilities for each company will be structured to stand alone with no cross-guarantees, they will be structured to allow for a substantially free flow of funds between Arch Western and Arch Coal. In support of the transaction, PNC Bank, National Association and Morgan Guaranty Trust Company of New York have committed $975 million and $600 million, respectively, for a total commitment of $1.575 billion. The financing, which is currently being negotiated, will consist of three 5-year facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal.

Borrowings under the new Arch Coal credit facilities will be used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility will be used to fund a portion of a $700 million cash distribution by Arch Western to ARCO. The Arch Western credit facility is not guaranteed by the Company.

With respect to existing operations, management has decided to substantially scale back coal mining operations during 1998 at the Company's Wyoming operations as a result of oversupply of competing coals in this market. In addition, the Hobet 07 Complex and the Captain Mine are scheduled to close in mid-1998 upon depletion of their economical dedicated reserves. Production losses as a result of mine closures, scaled-back production and depletion are expected to be offset to some degree by Mingo Logan's new surface mine in the Phoenix reserves, and an additional unit at Lone Mountain's Darby Fork mine.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1998 and 1997:

                                          1998     1997
                                          ----     ----
       Cash provided by (used in):        (In thousands)
          Operating activities           $67,368  $35,179
          Investing activities           (27,640) (13,077)
          Financing activities           (36,300) (22,158)

Cash provided by operating activities increased in the first three months of 1998 from the level in the same period of 1997 due primarily to additional sales resulting from the Ashland Coal merger and a significant increase in the balance of accounts payable in the first quarter of 1998. The increase in accounts payable resulted from an annual royalty payment of $16 million due at the end of March, 1998, that was included in accounts payable at March 31, 1998.

The increase in cash used for investing activities from the first quarter of 1997 primarily resulted from the $16 million annual royalty payment described above. This royalty payment is on a lease that Ashland Coal acquired in its Dal-Tex Coal Corporation acquisition in 1992.

Cash used in financing activities reflects a reduction in borrowings of $77.3 million in the first quarter of 1998 and $22.2 million in the same period in 1997. A large portion of the increased debt repayments was due to the previously announced January 1998 sale and leaseback of equipment which resulted in net proceeds of $45.4 million. The remaining increase resulted from a higher amount of cash generated by operations in the first quarter of 1998 versus 1997.

The Company's capital expenditures in the three months ended March 31, 1998 were $17.3 million. Approximately $3 million of these expenditures were to add a third section to Lone Mountain's Darby Fork mine. Equipment purchased to start up Mingo Logan's new surface mine in the Phoenix reserves totaled approximately $3 million during the quarter. The total cost of the equipment to start up the mine is estimated to be $12 million. The Company estimates that during the remainder of 1998, capital expenditures will be approximately $94 million.

The Company entered into a five year, $500 million revolving credit facility, effective July 1, 1997, with a group of banks. The rate of interest on borrowings under the agreement is, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. At March 31, 1998, the Company had $125 million borrowed under the revolving credit agreement. The Company is negotiating a new credit facility in connection with the acquisition of ARCO's U.S. coal operations, as discussed above in Outlook.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1998, there were $95 million of such agreements and borrowings of $31.9 million outstanding under these agreements.

The Company also has indebtedness of $35.7 million at March 31, 1998, under senior notes that were issued on January 29, 1993, with scheduled principal payments of approximately $7.1 million that began on January 31, 1997, and continue on each January 31 thereafter until final maturity on January 31, 2003.

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

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No adjustments were recorded in the three months ended March 31, 1998. A favorable adjustment of $3.3 million was recorded in the first quarter of 1997 at the Company's Illinois operation due to a change in permit requirements. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that at March 31, 1998 its probable aggregate loss as a result of such claims is $5.2 million (included in Other Noncurrent Liabilities) and believes that probable insurance recoveries of $.8 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.9 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States
Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime later this year.

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

Price risk - Selling prices for the Company's products are determined by long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are subject to adjustment, including for changes in market conditions. Falling market prices raise the price risk under these contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, sometimes labor-related. The coal industry is highly competitive, and Arch Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and new clean air regulations have had, or will have, the effect of further intensifying interregional and international competition between producers. Some competing producers, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's pricing.

Arch Coal's operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

The Company's Apogee Coal Company ("Apogee") and Hobet Mining, Inc. ("Hobet") subsidiaries are covered by the National Bituminous Coal Wage Agreement of 1998 ("Wage Agreement"), which provides for certain wage rates and benefits. Employees of two other operating subsidiaries are covered by other collective bargaining organizations, and employees at the Company's other operating subsidiaries are not covered by a union contract but are compensated at rates representative of prevailing wage rates in the local area. Among factors influencing such wage rates are the wage rates paid under the Wage Agreement.

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

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. At March 31, 1998, the Company had one interest-rate swap agreement having a total notional value of $25 million. This agreement was used to convert variable-rate debt to fixed-rate debt. Under this agreement, the Company pays a weighted average fixed rate of 6.03% and is receiving a weighted average variable rate based upon 30-day LIBOR. The remaining life on the swap at March 31, 1998, was approximately 55 months.

Impact of Year 2000

At the time of the merger of Ashland Coal into the Company, the entities utilized different computer systems. In order to standardize key financial, informational and operational computer systems, the Company is currently in the process of replacing its key systems. The new systems, including associated software, will be Year 2000 compliant. The system replacement project is estimated to be completed not later than the third quarter of 1999, which is prior to any anticipated impact of year 2000 on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions at the Company's principal operations are not made, or are not completed on a timely basis, the current system's inability to properly process year 2000 data could have a material adverse effect on the operations of the Company.

The total cost of these new systems is estimated at approximately $5 million, which includes the purchase of new software and consulting services. All such costs will be capitalized. As of March 31, 1998, the Company has incurred approximately $2.2 million in software and consulting costs. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations. Additional systematic efforts are being made to identify and evaluate within the Company, and with respect to the Company's vendors, suppliers, and other entities with which it exchanges electronic information, Year 2000 risk and appropriate steps to eliminate such risk at a reasonable cost.

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

Factors Routinely Affecting Results of Operations

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. Other short and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and sometimes the customer's) control, including utility deregulation. In addition, price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications, force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, and occasionally include provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at the same or better level of profitability.

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

The Company's coal  production and sales are subject to a variety of regulatory,
operational,   geologic,   transportation,   and  weather-related  factors  that
routinely cause production to fluctuate.

Coal mining is subject to strict regulation by federal, state, and local authorities. The scope of the regulation includes environmental and health and safety matters, and permits are required to be obtained by mining companies, the terms of which permits strictly regulate the environmental effects of coal mining by the permittee. Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. Nevertheless, the regulatory authorities exercise considerable discretion in the timing of permit issuance. Because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that all permits will be issued in a timely manner or that permitting requirements will not be changed in a manner adversely affecting the Company.

Geologic conditions within mines are not uniform. Overburden ratios at the surface mines vary, as do roof and floor conditions and seam thickness in underground mines. These variations can be either positive or negative for production.

Operational factors affecting production include anticipated and unanticipated events. For example, at Mingo Logan's Mountaineer Mine, the longwall equipment must be dismantled and moved to a new area of the mine whenever the coal reserves in a segment of the mine, called a panel, are exhausted. The size of a panel varies, and therefore, the frequency of moves can also vary. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocation depend to a large degree on availability of labor and equipment, timely issuance of permits, and the weather. Sales can be adversely affected by fluctuations in production and by transportation delays arising from equipment unavailability and weather-related events, such as flooding.

Changes in transportation rates and service also significantly influence the Company's results. If lower costs are realized and freight rates are lowered as a consequence of mergers among railroads, operational changes or other factors, the coal of some producers could become less costly on a delivered basis and therefore gain competitive advantage over the Company's coal in some markets. Service disruptions and railcar shortages also may have an adverse effect on the Company's sales and production.

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

Any one or a combination of changing demand; fluctuating selling prices; contract terminations; unexpected regulatory changes; routine operational, geologic, transportation and weather-related factors; results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines or preventing expansion of existing mines or development of new mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

The quantitative and qualitative disclosures of market risk under SEC Regulation S-K, Item 305, will be provided, in accordance with the SEC's requirements, for the Company's fiscal periods ending after June 15, 1998. Reference is made to the second paragraph under the Interest rate risk subsection of the Certain Risk Factors discussion beginning at page 11 of this report for information about the Company's current derivatives positions. The Company accrues amounts to be paid or received under its interest rate swap agreements over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. The Company's accounting policies with respect to its current derivatives positions do not materially affect the Company's determination of financial position, cash flows or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The second paragraph of the Legal Contingencies subsection of the Contingencies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 22, 1998, at the Company's headquarters at CityPlace One, Suite 300, St. Louis, Missouri, at 10:00 a.m.

(b) At such Annual Meeting, the holders of the Company's Common Stock elected the following nominees for director:

           Nominee                             Votes
           -------                             -----

           James R. Boyd                    38,252,770
           Paul W. Chellgren                38,252,798
           Thomas L. Feazell                38,251,647
           Juan Antonio Ferrando            38,254,694
           John R. Hall                     38,253,316
           Robert L. Hintz                  38,255,201
           Douglas L. Hunt                  38,253,816
           Steven F. Leer                   38,252,790
           James L. Parker                  38,255,869
           J. Marvin Quin                   38,251,067

At such Annual Meeting, the Company's stockholders, by a vote of 34,181,086 for and 2,399,978 against, with 83,273 abstentions and 1,623,474 broker non-votes, ratified by the requisite 51% majority the adoption of the Company's 1997 Stock Incentive Plan. The Company's stockholders, by a vote of 38,282,167 for and 3,373 against, with 2,271 abstentions, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 (AS-4@)).

     3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the S-4).

     3.2 Restated and Amended By-Laws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 to the S-4).

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

     27   Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K dated March 23, 1998, reporting the definitive agreements, subject to customary closing conditions, among the Company, ARCO and certain of their subsidiaries pursuant to which the Company would acquire ARCO's U.S. coal operations, was filed during the period covered by this report.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ARCH COAL, INC.
                                          (Registrant)


Date: May 15, 1998                      /s/-------------------------
                                          Patrick A. Kriegshauser
                                          Senior Vice President,
                                          Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer)


Date: May 15, 1998                      /s/------------------------
                                          Jeffry N. Quinn
                                          Senior Vice President,
                                          General Counsel
                                          and Secretary
                                          (Duly Authorized Officer)

                                 Arch Coal, Inc.
                   Form 10-Q for Quarter Ended March 31, 1998


                                INDEX TO EXHIBITS


     2.1 Agreement and Plan of Merger dated as of April 4, 1997, among the Company, Ashland Coal and AMC Merger Corporation (incorporated herein by reference to Exhibit 2.1 to the Registration Statement of Arch Mineral Corporation on Form S-4, registration 333-28149 (AS-4@)).

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