Form 10-Q
period 1998-06-30
ARCH COAL INC
filed 1998-08-14
CIK 1037676

MARK-UP 8/13/98


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes / X /     No /   /

At August 12, 1998, there were 39,699,781 shares of the registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997.........................................................1

     Condensed Consolidated Statements of Income for the Three Months
     Ended  June 30,  1998 and 1997 and the Six Months  Ended
     June 30, 1998 and 1997....................................................2

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1998 and 1997...................................3

     Notes to Condensed Consolidated Financial Statements......................4

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .................9

     Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk...................................................23

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................24

     Item 4.   Submission of Matters to a Vote of Security Holders............24

     Item 6.   Exhibits and Reports on Form 8-K...............................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                         June 30,     December 31,
                                                           1998           1997
                                                       -----------    -----------
                                                        (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                          $   26,518     $    9,177
    Trade accounts receivable                             180,229        133,810
    Other receivables                                      40,653         14,046
    Inventories                                            89,218         50,419
    Prepaid royalties                                      13,458         17,745
    Deferred income taxes                                   8,506          8,506
    Other                                                   9,058          9,475
                                                       ----------     ----------
               Total current assets                       367,640        243,178
                                                       ----------     ----------

  PROPERTY, PLANT AND EQUIPMENT, NET                    1,953,042      1,149,926
                                                       ----------     ----------

  OTHER ASSETS
    Prepaid royalties                                      35,357         20,826
    Coal supply agreements                                194,742        185,306
    Deferred income taxes                                  48,655         44,023
    Investment in Canyon Fuel                             285,606           --
    Other                                                  35,223         13,065
                                                       ----------     ----------
               Total other assets                         599,583        263,220
                                                       ----------     ----------
                          Total assets                 $2,920,265     $1,656,324
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                   $  119,811     $   84,692
    Accrued expenses                                      135,573         88,082
    Current portion of long-term debt                     103,000         29,500
                                                       ----------     ----------
               Total current liabilities                  358,384        202,274
  Long-term debt                                        1,227,386        248,425
  Accrued postretirement benefits other
   than pension                                           356,802        323,115
  Accrued reclamation and mine closure                    154,777        116,199
  Accrued workers' compensation                           110,170         97,759
  Accrued pension cost                                     25,045         21,730
  Other noncurrent liabilities                             55,673         35,324
                                                       ----------     ----------
               Total liabilities                        2,288,237      1,044,826
                                                       ----------     ----------

  STOCKHOLDERS' EQUITY
    Common stock                                              397            397
    Paid-in capital                                       472,741        472,425
    Retained earnings                                     158,890        138,676
                                                       ----------     ----------
       Total stockholders' equity                         632,028        611,498
                                                       ----------     ----------
           Total liabilities and
                    stockholders' equity               $2,920,265     $1,656,324
                                                       ==========     ==========

See notes to condensed consolidated financial statements.



ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                   ----------------------  ------------------------
                                       1998       1997          1998        1997
                                     --------   --------      --------    -------
REVENUES
  Coal sales                      $ 342,315    $ 190,957    $ 641,178    $ 383,386
  Income from equity investment       2,416         --          2,416         --
  Other revenues                      8,607        5,468       22,396       11,601
                                  ---------    ---------    ---------    ---------
                                    353,238      196,425      665,990      394,887
                                  ---------    ---------    ---------    ---------

COSTS AND EXPENSES
  Cost of coal sales                305,266      168,893      576,516      340,433
  Selling, general and                9,235        3,302       16,744        8,200
  administrative expenses
  Amortization of coal supply
    agreements                        7,302        2,084       13,664        4,200
  Other expenses                      3,985        5,850        9,258        9,445
                                  ---------    ---------    ---------    ---------
                                    325,788      180,129      616,182      362,278
                                  ---------    ---------    ---------    ---------
   Income from operations            27,450       16,296       49,808       32,609

Interest expense, net:
  Interest expense                  (10,366)      (3,240)     (14,170)      (6,792)
  Interest income                       115          276          181          535
                                  ---------    ---------    ---------    ---------

                                    (10,251)      (2,964)     (13,989)      (6,257)
                                  ---------    ---------    ---------    ---------

   Income before income taxes
     and extraordinary item          17,199       13,332      35,819        26,352
Provision for income taxes            2,200        1,600       5,000         4,200
                                  ---------    ---------    --------      --------
  Net income before
     extraordinary item              14,999       11,732      30,819        22,152
Extraordinary item from the
  extinguishment of debt             (1,488)        --        (1,488)          --
                                   --------     --------    --------      --------

   NET INCOME                      $ 13,511     $ 11,732   $  29,331      $ 22,152
                                   ========     ========   =========      ========
Basic and diluted earnings
  per common share before
  extraordinary item               $   0.38     $   0.56   $    0.78      $   1.06
                                   ========     ========   =========      ========

Basic and diluted earnings per
  common share                     $   0.34     $   0.56   $    0.74      $   1.06
                                   ========     ========   =========      ========

Weighted average shares
  outstanding                        39,668       20,948      39,664        20,948
                                   ========     ========   =========      ========

Dividends declared per share       $  0.115     $  0.108   $   0.230      $  0.216
                                   ========     ========   =========      ========


See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(IN THOUSANDS)
(UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          1998          1997
                                                       -----------  -----------
OPERATING ACTIVITIES
Net income                                          $    29,331     $    22,152
Adjustments to reconcile to cash
 provided by operating activities:
  Depreciation, depletion and amortization               85,619          57,852
  Prepaid royalties expensed                              9,819           2,005
  Net gain on disposition of assets                     (10,123)           (409)
  Income from equity investment                          (2,416)           --
  Changes in:
      Receivables                                       (20,715)          2,326
      Inventories                                       (13,019)         (6,560)
      Accounts payable and accrued
        expenses                                          8,064          12,513
      Income taxes                                           87         (11,313)
      Accrued postretirement benefits
       other than pensions                                5,722           2,480
      Accrued reclamation and mine
       closure                                            1,520          (1,388)
      Accrued workers' compensation                       1,969          (7,394)
      Other                                              (7,946)          2,767
                                                    -----------     -----------
    Cash provided by operating activities                87,912          75,031
                                                    -----------     -----------

INVESTING ACTIVITIES
Cash paid for acquisitions                           (1,090,000)        (16,990)
Additions to property, plant
  and equipment                                         (40,050)        (18,486)
Proceeds from dispositions of
 property, plant and equipment                           10,449             784
Additions to prepaid royalties                          (20,063)         (2,718)
                                                    -----------     -----------
    Cash used in investing activities                (1,139,664)        (37,410)
                                                    -----------     -----------

FINANCING ACTIVITIES
Net proceeds from (payments on)
 revolver and lines of credit                           100,713         (15,363)
Payments on senior notes                                (42,860)        (15,140)
Proceeds from term loans                                974,599            --
Proceeds from sale and leaseback
  of equipment                                           45,442            --
Dividends paid                                           (9,117)         (4,512)
Proceeds from sale of common stock                          316            --
                                                    -----------     -----------
    Cash (used in) provided by
     financing activities                             1,069,093         (35,015)
                                                    -----------     -----------

Increase in cash and cash equivalents                    17,341           2,606
Cash and cash equivalents,
  beginning of period                                     9,177          13,716
                                                    -----------     -----------

Cash and cash equivalents, end of period            $    26,518     $    16,322
                                                    ===========     ===========

See notes to condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 1998
(Unaudited)

Note A - General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended June 30, 1998, are not necessarily indicative of results to be expected for the year ending December 31, 1998. The Company produces steam and metallurgical coal from surface and deep mines in Central Appalachian, Western, and Midwestern coal fields for sale to utility, industrial and export markets. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 1997 financial statements have been reclassified to conform with the classifications in the 1998 financial statements with no effect on previously reported net income or stockholders' equity.

Note B - Acquisitions

On June 1, 1998, Arch Coal acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, that operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, that operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal, Inc., a subsidiary of ITOCHU Corporation, that operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, that operates two coal mines in the Hanna Basin of Wyoming.

Arch Western is 99% owned by Arch Coal and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion and Arch Coal is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire ARCO's U.S. coal operations has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Arch Western is consolidated into the Company's financial statements. As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Results of operations of the acquired operations are included in the condensed consolidated statements of income effective June 1, 1998. As was the case prior to the acquisition, the acquired ARCO operations will produce low-sulfur coal, primarily for sale to domestic utility customers.

Summarized below are the unaudited pro forma combined results of operations for the six months ended June 30, 1998 and 1997. These results reflect the July 1, 1997 merger with Ashland Coal, Inc. as if it had occurred on January 1, 1997 and the June 1, 1998 Arch Western transaction as if it had occurred on January 1, 1998 and 1997.


                                                Six Months Ended June 30,
                                                   1998          1997
                                                  ------        ------
                                                     (in thousands)

Revenues                                        $ 827,983      $ 938,688
Income before extraordinary item                $  20,696      $  67,287
Net income                                      $  19,208      $  67,287

Earnings per share before
     extraordinary item                            $  .52        $  1.70
Earnings per share                                 $  .48        $  1.70

In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had these transactions occurred at the beginning of the relevant periods or of the results of operations that may be achieved in the future.


Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, on June 1, 1998, as part of Arch Western transaction (described in Note B), was acquired by the Company and is accounted for on the equity method:

                                                  One Month
                                             Ended June 30, 1998
                                             -------------------
                                               (in thousands)

      Revenues                                  $     17,593
      Total costs and expenses                        14,256
                                                -------------

                  Net income                    $      3,337
                                                =============


Note D - Inventories

Inventories are comprised of the following:

                                         June 30, 1998    December 31, 1997
                                         -------------    -----------------
                                                 (In thousands)

      Coal                                  $42,620           $25,359
      Repair parts and supplies              46,598            25,060
                                           --------          --------
                                            $89,218           $50,419
                                           ========          ========

Note E - Debt

Debt consists of the following:
                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------
                                                      (In thousands)

  Indebtedness to banks under
    lines of credit                            $   3,192          $  36,302
  Indebtedness to banks under revolving
    credit agreement, expiring May 31, 2003      325,000                  -
  Variable rate term loan payable quarterly
    through May 31, 2003                         300,000                  -
  Variable  rate  term loan  payable
    May 31, 2003                                 675,000                  -
  Indebtedness to banks under the 1997
    revolving credit agreement                         -            190,000
  7.79% senior unsecured notes                         -             42,860
  Other                                           27,194              8,763
                                               ---------          ---------
                                               1,330,386            277,925
  Less current portion                           103,000             29,500
                                              ----------          ---------
  Long-term debt                              $1,227,386           $248,425
                                              ==========          =========

On July 1, 1997, concurrently with the Company's combination with Ashland Coal, the Company entered into a $500 million revolving credit agreement. The $500 million revolving credit agreement had a five-year term, and the rate of interest on borrowings under this agreement was, at the Company's option, a money-market rate determined by a competitive bid process, the PNC Bank base rate or a rate based on LIBOR. Indebtedness under this facility was repaid in its entirety and the facility terminated effective June 1, 1998, using proceeds from a new Company revolving credit facility entered into effective June 1, 1998.

In connection with the Arch Western transaction (referred to in Note B), the Company entered into three new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal. Borrowings under the new Arch Coal credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge, net of tax benefits, of $1.5 million from the refinancing of existing corporate debt. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other insignificant assets to Arch Western. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. On a historical basis, at December 31, 1997, Arch Coal's debt was 31% of capital employed. At June 30, 1998 Arch Coal's debt is approximately 68% of capital employed.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

Note F - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 1998 is $4.8 million (included in Other Nonconcurrent Liabilities) and believes that probable insurance recoveries of $.7 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

A customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only and, as a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998 the court granted the customer's motion to stay the lawsuit pending arbitration. In addition, the Company and the customer continue to explore a commercial resolution of the underlying dispute. As of June 30, 1998, the carrying amount of acquisition costs allocated to this coal supply contract is approximately $15.4 million. The Company's current estimates of undiscounted cash flows indicate the carrying amount of this asset is expected to be recovered.

Note G - Change in Estimate and Other Non-Recurring Revenues and Expenses

The Company's operating results for the six months and three months ended June 30, 1998 reflect pre-tax gains on the sale of surplus land totaling $9.9 million and $1.4 million, respectively. The operating results for the first six and three months ended June 30, 1998 also reflect a $6.7 million and $1.4 million operating loss, respectively (including termination benefits totaling $1.3 million), at the Company's Mine No. 37 in eastern Kentucky which closed in January 1998. The first six months and three months ended June 30, 1997 include a $3.3 million reduction in the reclamation and mine closure reserve at the Company's Illinois operation due to a change in permit requirements offset by $3.1 million in costs associated with the October 1996 impoundment failure at Lone Mountain Processing, Inc. The second quarter of 1997 also includes a $4.2 million reduction in workers' compensation reserves due to better than anticipated safety performance recorded in the second quarter of 1997.

Note H - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million, pay related transaction fees of $.4 million and to pay down debt. The lease provides for annual rental payments of approximately $9.1 million, $11.6 million, $11.2 million and $2.7 million in 1998, 1999, 2000 and 2001, respectively. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the sale proceeds are less than $40.0 million. The gain on the sale and leaseback of $10.7 million has been deferred and is being amortized over the base term of the lease as a reduction of rental expense.

Note I - Computation of Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share." FAS 128 replaced the previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. The following table sets forth the computation of basic and diluted EPS from continuing operations.

                                             Three months ended        Six months ended
                                                  June 30,                 June 30,
                                              1998        1997         1998        1997
                                             ------      ------       ------      ------
                                                          (in thousands)
Numerator:
  Income before extraordinary item         $14,999      $11,732       $30,819     $22,152
  Extraordinary item                        (1,488)           -        (1,488)          -
                                           -------      -------       -------     -------
  Net income                               $13,511      $11,732       $29,331     $22,152
                                           =======      =======       =======     =======
Dominator:
  Weighted average shares -
    denominator for basis                   39,668        20,948       39,664      20,948
  Dilutive effect of employee
    stock options                               39             -           44           -
                                           -------       -------      -------     -------
  Adjusted weighted average
    shares - denominator for diluted        39,707        20,948       39,708      20,948
                                           =======       =======      =======     =======

Basic and diluted  earnings per common
  share before extraordinary item             $.38          $.56         $.78       $1.06
                                           =======       =======      =======     =======

Basic and diluted earnings per
  common share                                $.34          $.56         $.74       $1.06
                                           =======       =======      =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Contingencies," "Certain Risk Factors," "Impact of Year 2000" and "Factors Routinely Affecting Results of Operations" sections below for a discussion of factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) herein, including in the "Outlook" and "Liquidity and Capital Resources" sections below.

Acquisition of ARCO Coal Operations

On June 1, 1998, Arch Coal acquired the Colorado and Utah coal operations of ARCO and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C. ("Thunder Basin"), owned 100% by Arch Western, that operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C. ("Mountain Coal"), that operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal, Inc., a subsidiary of ITOCHU Corporation, that operates three coal mines in Utah; and Arch of Wyoming, LLC ("Arch of Wyoming"), owned 100% by Arch Western, that operates two coal mines in the Hanna Basin of Wyoming.

Arch Western is 99% owned by Arch Coal and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion and Arch Coal is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire ARCO's U.S. coal operations has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of the acquired operations are included in the condensed consolidated statements of income effective June 1, 1998. As was the case prior to the acquisition, the acquired ARCO operations will produce low-sulfur coal, primarily for sale to domestic utility customers.

In connection with the acquisition of ARCO's U.S. coal operations, the Company entered into three new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal. Borrowings under the new Arch Coal revolving facility were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge, net of tax benefits, of $1.5 million from the refinancing of existing corporate debt. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations to Arch Western. The Arch Western credit facility is not guaranteed by the Company. On a historical basis, at December 31, 1997, Arch Coal's debt was 31% of capital employed. At June 30, 1998, Arch Coal's debt is approximately 68% of capital employed.

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

Results of Operations

Results of operations for the 1997 second quarter and six month period ended June 30, 1997 did not include results of operations of Ashland Coal or those attributable to ARCO's U.S. coal operations. Results of operations for the 1998 second quarter and six month period ended June 30, 1998 include results of operations of Ashland Coal for the entirety of each period and results of operations attributable to ARCO's U.S. coal operations commencing June 1, 1998. Accordingly, the Company's results of operations for the second quarters and six month periods ended June 30, 1997 and 1998 are not directly comparable.

Quarter Ended June 30, 1998, Compared
  to Quarter Ended June 30, 1997

Net income for the quarter ended June 30, 1998, was $13.5 million, compared to $11.7 million for the quarter ended June 30, 1997. The results for the current quarter of 1998 were impacted by the previously announced expiration of the high margin contract with Georgia Power at the end of 1997 and the depletion of the longwall reserves at the Company's Mine No. 37 in eastern Kentucky in September 1997. The current quarter's results were also adversely affected by the January closing of Mine No. 37 which had an operating loss of approximately $1.4 million during the quarter. The Company decided to close the mine primarily due to poor geologic conditions. In addition, the current quarter's results were negatively affected by reduced shipments on a high margin contract and production shortfalls at the Hobet 21 Mine in West Virginia. The reduced shipments on the high margin contract occurred upon the previously announced change of a customer's plant from a baseload to a peak demand plant. This adversely affected net income by approximately $1.0 million for the quarter. Offsetting these items during the quarter were a continued strong performance at the Company's Mingo Logan mining complex (where a longwall mine accomplished record production), pre-tax gains of $2.0 million on sales of surplus land, and settlement of litigation as a result of which Arch Coal realized a $2.4 million pre-tax gain.

Other items affecting the June 30, 1997 quarter included a $4.2 million favorable adjustment to workers' compensation reserves due to better than anticipated safety performance, offset by non-recurring charges of $1.5 million associated with the impoundment discharge at Lone Mountain which occurred in the fourth quarter of 1996, and $1.5 million for the settlement of the Trail Mountain lawsuit.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $.70 from the second quarter of 1997. The average selling price and cost of sales per ton decreased by $4.79 and $4.09 per ton, respectively, from the second quarter of 1997. The price and cost of sales per ton decreases are primarily attributable to the inclusion of one month of the acquired ARCO operations in the 1998 period. Western coal has a lower sales price than eastern coal and western coal operations have a lower cost structure than eastern coal operations. Other factors affecting the per ton information include the expiration of the Georgia Power contract, the closing of Mine No. 37 referred to above, a $4.2 million favorable adjustment to workers' compensation of which $.7 million affected selling, general and administrative expenses and the 1997 completion of amortization of a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities.

As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Income from equity investment represents Arch Coal's share (65%) of Canyon Fuel's net income since the date of acquisition (June 1, 1998).

Other revenues were $3.1 million higher in the second quarter of 1998 than the same period in 1997, primarily as a result of the $2.0 million pre-tax gain from the sale of surplus land.

Selling, general and administrative expenses increased $5.9 million from the comparable period in 1997 primarily due to the effects of the Ashland Coal merger, the Arch Western transaction and a favorable workers' compensation adjustment of $.7 million during the second quarter of 1997 described above.

Amortization of coal supply agreements increased $5.2 million from the quarter ended June 30, 1997. This increase was attributable to the amortization of the carrying value of sales contracts acquired in the Ashland Coal merger and Arch Western transaction.

Other expenses decreased $1.9 million from the comparable period in the prior year primarily as a result of the settlement of litigation in which Arch Coal realized a $2.4 million gain, and the $1.5 million final settlement of the Trail Mountain lawsuit during the second quarter of 1997. These factors were offset by higher expenses at the Company's Ark Land subsidiary. These expenses rose as a result of the Ashland Coal merger and the Arch Western transaction.

Second quarter interest expense was $7.1 million higher than the second quarter 1997. The increase is attributable to the debt incurred in connection with the Arch Western transaction effective June 1, 1998.

The estimated annual effective income tax rate for the second quarter of 1998 is approximately 1% higher than the second quarter of 1997. Changes in estimates of annual profitability and percentage depletion are generally the primary factors affecting the Company's effective income tax rate.

During the second quarter, Arch Coal incurred an extraordinary charge of $1.5 million net of a tax benefit of $.9 million related to the early extinguishment of debt in connection with the Arch Western transaction.

EBITDA (income from operations before the effect of changes in accounting principles and extraordinary items, net interest expense, income taxes, depreciation, depletion and amortization for Arch Coal, its subsidiaries and equity investments) was $77.6 million for the quarter ended June 30, 1998 compared to $45.9 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional sales that resulted from the Ashland Coal merger and the Arch Western transaction. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

Six Months Ended June 30, 1998 Compared
  to Six Months Ended June 30, 1997

Net income for the six months ended June 30, 1998, was $29.3 million, compared to $22.2 million for the six months ended June 30, 1997. The results for the first six months of 1998 were impacted by the previously announced expiration of the high margin contract with Georgia Power at the end of 1997 and the depletion of the longwall reserves at the Company's Mine No. 37 in eastern Kentucky in September 1997. The most recent six months' results were also adversely affected by the January closing of Mine No. 37 which had an operating loss of approximately $6.7 million during the first six months of 1998. The Company decided to close the mine primarily due to poor geologic conditions. In addition, the results were negatively affected by reduced shipments on a high margin contract, production shortfalls at the Hobet 21 Mine in West Virginia, and by severe snow storms in West Virginia during the first quarter. The reduced shipments on the high margin contract occurred upon the previously announced change of a customer's plant from a baseload to a peak demand plant. This adversely affected net income by approximately $2.0 million for the six months ended June 30, 1998. Offsetting these items was a continued strong performance at the Company's Mingo Logan mining complex (where a longwall mine accomplished record production), by pre-tax gains of $9.9 million on sales of surplus land during the period, and by the settlement of litigation as a result of which Arch Coal realized a $2.4 million pre-tax gain.

Other items occurring in the first six months of 1997 affecting the comparison with the first six months of 1998, include a $4.2 million favorable adjustment to workers' compensation reserves due to better than anticipated safety performance and a $3.3 million decrease in the accrual for reclamation and mine closure at its Illinois operations due to a change in permit requirements. These items were offset by non-recurring charges of $4.6 million associated with the impoundment discharge at Lone Mountain which occurred in the fourth quarter of 1996, and $1.5 million for the settlement of the Trail Mountain lawsuit.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $.58 from the first six months of 1997. The average selling price and cost of sales per ton decreased by $2.95 and $2.37 per ton, respectively, from the first six months of 1997. The price and cost of sales per ton decreases are primarily attributable to the inclusion of one month of the acquired ARCO operations in the 1998 period. Western coal has a lower sales price than eastern coal and western coal operations have a lower cost structure than eastern coal operations. Other factors affecting the per ton information include the expiration of the Georgia Power contract, the closing of Mine No. 37, referred to above, a $4.2 million favorable adjustment to workers' compensation of which $.7 million affected selling, general and administrative expenses and the 1997 completion of amortization on a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities.

As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Income from equity investments represents Arch Coal's share (65%) of Canyon Fuel's net income since the date of acquisition, June 1, 1998.

Other revenues were $10.8 million higher in the first six months of 1998 than the same period in 1997, primarily as a result of the $9.9 million pre-tax gain from the sale of surplus land.

Selling, general and administrative expenses increased $8.5 million from the comparable period in 1997, primarily due to the effects of the Ashland Coal merger, the Arch Western transaction and a favorable workers' compensation adjustment of $.7 million during the second quarter of 1997 described above.

Amortization of coal supply agreements increased $9.5 million from the six months ended June 30, 1997. This increase was attributable to the amortization of the carrying value of the sales contracts acquired in the Ashland Coal merger and Arch Western transaction.

Other expenses decreased $.2 million from the comparable period in 1997 primarily as a result of the settlement of litigation in which Arch Coal realized a $2.4 million gain and the $1.5 million final settlement of the Trail Mountain lawsuit during the second quarter of 1997. This decrease was offset by higher expenses at the Company's Ark Land subsidiary. These expenses rose as a result of the Ashland Coal merger and the Arch Western transaction

Interest expense for the first six months of 1998 was $7.4 million higher than the same period in 1997. The increase is attributable to the debt incurred in connection with the Arch Western transaction effective June 1, 1998.

The estimated annual effective income tax rate for the first six months of 1998 is approximately 2% lower than the same period in 1997. Changes in estimates of annual profitability and percentage depletion are generally the primary factors affecting the Company's effective income tax rate.

During the first six months of 1998, Arch Coal incurred an extraordinary charge of $1.5 million net of a tax benefit of $.9 million related to the early extinguishment of debt in conjunction with the Arch Western transaction.

EBITDA (income from operations before the effect of changes in accounting principles and extraordinary items, net interest expense, income taxes, depreciation, depletion and amortization for Arch Coal, its subsidiaries and equity investments) was $138.9 million for the six months ended June 30, 1998 compared to $90.5 million for the same period a year ago. The increase in EBITDA is primarily attributable to the additional sales that resulted from the Ashland Coal merger and the Arch Western transaction.

Outlook

With the acquisition of ARCO's U.S. coal operations, Arch Coal is now the nation's second largest coal producer with annual sales of nearly 110 million tons, or roughly 10% of the nation's total annual coal sales. In 1997, ARCO's U.S. coal operations, including its 65% interest in Canyon Fuel, generated revenues of $537 million and after-tax operating income of $51 million on the sale of 53.2 million tons of low-sulfur coal. On a pro forma basis, after giving effect to the Arch Western transaction as of January 1, 1997, Arch Coal would have had total 1997 revenues of approximately $1.8 billion, total assets at December 31, 1997 of $2.8 billion and debt at December 31, 1997 of approximately $1.4 billion. Arch Western's domestic measured and indicated coal reserves are currently estimated to be approximately 1.3 billion tons which when added to Arch Coal's existing reserve base gives the Company approximately 3.4 billion tons of measured and indicated coal reserves. The Company believes this acquisition places Arch Coal in a strategic position to serve the changing needs of Arch Coal's primary customers - the nation's electric utilities - as they prepare for more stringent clean air requirements and a deregulated market place.

All of the domestic coal reserves acquired from ARCO are compliance coal, meaning that it meets the sulfur dioxide emissions requirements of Phase II of the Clean Air Act. Arch Western's Thunder Basin subsidiary operates the Black Thunder and Coal Creek mines in the Powder River Basin of Wyoming. Black Thunder is one of the nation's largest coal mines with 1997 production of 37.7 million tons of low-sulfur compliance coal. Coal Creek produced 2.9 million tons of coal in 1997. Arch Western's Mountain Coal subsidiary operates the West Elk Mine in Colorado. With 1997 production of 5.6 million tons of low-sulfur compliance coal, West Elk is a highly productive longwall mine. During 1997, Canyon Fuel produced 10.6 million tons of low-sulfur coal from three mines in Utah.

With respect to other Arch Western operations, management has decided to substantially scale back coal mining operations during 1998 at the Seminoe II and Medicine Bow mines in Wyoming as a result of oversupply of competing coals in this market. In addition, the Hobet 07 Complex in West Virginia and the Arch of Illinois surface mine were closed due to the depletion of their economical dedicated reserves. Production losses as a result of mine closures, scaled-back production and depletion are expected to be offset by production from Mingo Logan's new surface mine in the Phoenix reserves, which commenced production in the second quarter of 1998.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1998 and 1997:


                                                  1998          1997
                                                 ------        ------
      Cash provided by (used in):                   (In thousands)
         Operating activities               $    87,912       $ 75,031
         Investing activities                (1,139,664)       (37,410)
         Financing activities                 1,069,093        (35,015)

Cash provided by operating activities increased in the first six months of 1998 from the level in the same period of 1997, due primarily to the Ashland Coal merger and the Arch Western transaction.

The increase in cash used for investing activities in the first six months of 1998 primarily resulted from the payment of $1.1 billion in cash in the Arch Western transaction. In addition, the Company had higher capital expenditures associated with the start up of a new surface mine in the Phoenix reserves and a $16 million annual royalty payment on a lease acquired in 1992.

Cash provided by financing activities reflects an increase in borrowings of $1.1 billion associated with the Arch Western transaction net of associated debt repayment. Arch Coal repaid approximately $35.7 million of senior notes as a result of refinancing its debt for the Arch Western transaction. The previously announced January 1998 sale and leaseback of equipment resulted in net proceeds of $45.4 million.

The Company's capital expenditures in the six months ended June 30, 1998 were $40.0 million. Approximately $3.9 million of these expenditures were to add a third section to the Darby Fork mine. Equipment upgrades at the Conant mine, the Hobet 21 mine Beth Station preparation plant, and the Mingo Logan longwall mine accounted for $2.8 million, $2.0 million, and $3.9 million, respectively. Equipment purchased to start up the new Phoenix surface mine totaled approximately $6.8 million during the period. The Company estimates that during the remainder of 1998, capital expenditures will be approximately $60 million, assuming no acquisition of coal properties.

A significant portion of the Company's indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

In connection with the Arch Western transaction, Arch Coal retired its senior notes of $35.7 million and paid off amounts borrowed under the $500 million credit facility and entered into three new five-year credit facilities with a group of banks. As a result, the Company incurred an extraordinary charge of $1.5 million net of tax for the early retirement of debt. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 1998, there were $20 million of such agreements and borrowings of $3.2 million outstanding under these agreements.

The Company's ability to satisfy its debt service and lease payment obligations will depend upon the future operating performance of its subsidiaries, which will be affected by prevailing economic conditions in the markets they serve and financial, business and other factors, certain of which are beyond their control. Based upon current levels of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to fund its debt service and lease payment obligations or its other liquidity needs.

Contingencies

Reclamation

The Federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No adjustments were recorded in the six months ended June 30, 1998. A favorable adjustment of $3.3 million was recorded in the first six months of 1997 at the Company's Illinois operation due to a change in permit requirements. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that at June 30, 1998 its probable aggregate loss as a result of such claims is $4.8 million (included in Other Noncurrent Liabilities) and believes that probable insurance recoveries of $.7 million (included in Other Assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

Disputes exist with customers under two above-market, large volume, long-term Coal Supply Agreements acquired in the acquisition of ARCO's U.S. coal operations. The customer under one contract being supplied by Canyon Fuel claims that a gross inequity exists under the contract because the price at which coal is being sold under the contract significantly exceeds the market price for similar quality coal. The customer under another contract, supplied by Thunder Basin, principally alleges it is entitled to relief because the price of the coal being sold under the contract was intended to track the producer's actual cost rather than being determined by reference to the specific price adjustment provisions set forth in the contract.

Another customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only. As a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company filed a civil action in Federal District court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998, the court granted the customer's motion to stay the lawsuit pending arbitration. In addition, the Company and the customer continue to explore a commercial resolution of the underlying dispute. As of June 30, 1998, the carrying amount of acquisition costs allocated to this coal supply contract is approximately $15.4 million. The Company's current estimates of undiscounted cash flows indicate the carrying amount of this asset is expected to be recovered.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. Certain civil actions regarding this incident were resolved in 1997. At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime later this year.

On July 16, 1998, 10 individuals and The West Virginia Highlands Conservancy filed suit in U. S. District Court in Charleston, West Virginia alleging violations of SMCRA and the federal Clean Water Act. The director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps") are named as defendants in the suit. The complaint alleges that the DEP has violated its duties under SMCRA and the Clean Water Act by approving surface mining permits that authorize the construction of "valley fills", the large, engineered works into which the excess earth and rock extracted during surface mining is placed. DEP's approval of such permits is alleged to "result in unpermitted discharges of pollutants into state waters, violations of state water quality standards, disturbance to the 100-foot buffer zone around streams, [and] destruction to riparian vegetation." The complaint also alleges that the DEP has failed to require that lands mined be restored to "Approximate Original Contour" and that approved post-mining land uses be enforced following reclamation.

The complaint also alleges that the Corps has unlawfully failed to require the preparation of environmental impact statements prior to issuing a Clean Water Act permits for valley fills, that the Corps does not possess the statutory authority to permit valley fills under the Clean Water Act, and that even if it does possess the authority to permit such fills, the regulatory structure the Corps has utilized since 1988 is inappropriate for this purpose. Declaratory and injunctive relief is sought against the DEP and the Corps on all of these counts, and specifically seeks to enjoin the Corps, "from granting any permits under ss.404 of the Clean Water Act for any valley fills."

Four indirect, wholly-owned subsidiaries of the Company currently hold a total of nine permits that are identified in the complaint as violating the legal standards that the plaintiffs have requested the district court to interpret. In addition, a pending permit application for the Company's Dal-Tex operation is specifically identified as a permit whose issuance should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the DEP on August 6, 1998. The Company will seek dismissal of several of the claims on procedural grounds and vigorously oppose the remaining claims. Modification of existing or pending permits to restrict the use of valley fills would have an adverse effect on the affected subsidiaries and the Company. Depending upon the nature of such restrictions, the adverse effect on the affected subsidiaries and the Company could be material. Elimination of valley fills altogether as an engineering alternative for disposal of soil and rock in large scale surface mining would have a material adverse effect on the results of operations of the affected subsidiaries and the Company.

In a related matter, on August 4, 1998, the U.S. Environmental Protection Agency ("EPA") filed specific objections to the surface mining application filed by the Company's Dal-Tex operation mentioned above. Under the system of permitting for a large surface coal mine, the DEP is responsible for issuing the surface mining permit which includes as a component the National Pollutant Discharge Elimination System ("NPDES") permit. The NPDES program, which the EPA has delegated to the DEP pursuant to the Clean Water Act, covers all discharges of water from sedimentation ponds constructed at the mine as well as other water treatment which may arise in the course of coal mining. Notwithstanding the delegation of this authority to the DEP, EPA retains the right to issue objections to a draft NPDES permit which the state has proposed.

The Company has provided EPA with substantial information regarding the proposed mining operation described in the Dal-Tex surface mining application, and it will continue to cooperate with EPA in an effort to secure issuance of the permit on a timely basis. There can be no assurance, however, that EPA will withdraw it objections to the NPDES permit or that the DEP will issue the surface mining permit, or if issued, that such issuance will be timely. Substantial delay or failure to issue the permit, or the issuance of an NPDES permit which restricts the use of valley fills, would have an adverse effect on the Dal-Tex operations and the Company's results of operations. Depending upon the nature of any restrictions imposed on the use of valley fills by EPA, the adverse effect could be material.

Canyon Fuel is in litigation with the Skyline Partners, the lessor of the coal reserves which comprise Canyon Fuel's Skyline Mine. The coal lease in question was entered into between the Coastal Coal

Corporation, Canyon Fuel's predecessor in interest, and the Skyline Partners. The coal lease requires the lessee, Canyon Fuel, to pay an annual advance minimum royalty of $5 million. The last annual advance minimum royalty payment was to be paid in September, 1997. The lease also includes a production royalty that is to be paid on each ton of coal mined and sold from the leasehold. The lease further provides that the advance minimum royalty payments are fully recoupable by Canyon Fuel.

In 1997, Canyon Fuel conducted a study to determine the amount of recoverable tons remaining under the lease. The study concluded that a number of recoverable tons which remain are insufficient to allow Canyon Fuel to fully recoup the total amount of advance royalties that have been paid to the Skyline Partners. In November, 1997, Canyon Fuel filed suit in Utah State Court against the Skyline Partners seeking a ruling from the court that Canyon Fuel is not required to make the final minimum advance royalty payment of $5 million. In the suit, Canyon Fuel also seeks a refund from the Skyline Partners of $2.1 million, which Canyon Fuel contends is the amount of advance minimum royalties paid to the Skyline Partners that Canyon Fuel will not be able to recoup based upon the estimated number of recoverable tons under the lease.

In November, 1997, the Skyline Partners filed a companion case in federal district court in Colorado, in which it seeks an order requiring Canyon Fuel to pay the last $5 million advance minimum royalty payment, and seeks an order declaring Canyon Fuel in default under the lease. To date, these cases have principally involved procedural disputes concerning proper venue for the case.

Certain Risk Factors

Credit risk - The Company markets its coal principally to electric utilities in the United States. As a group, electric utilities generally are stable, well capitalized entities with favorable credit ratings. Credit is extended based on an evaluation of each customers financial condition, and collateral is not generally required. Historically, the Company's credit losses have been minimal.

Price risk - Selling prices for the Company's products are determined by long-term contracts and the spot market. Selling prices in many of the Company's long-term contracts are subject to adjustment, including for changes in market conditions. Falling market prices raise the risk of price redeterminations under these contracts. Spot prices fluctuate primarily because of changes in demand for and supply of coal. Demand for coal in the short term is primarily driven by changes in demand for electricity in the areas serviced by the utilities purchasing the Company's coal. Demand for electricity in turn depends on the level of economic activity and other factors such as prolonged temperature extremes. The supply of coal in the spot market has historically been most affected by excess productive capacity in the industry and short-term disruptions, sometimes labor-related. The coal industry is highly competitive, and Arch Coal competes with a large number of other coal producers. Factors such as the availability of sulfur dioxide emissions allowances issued by the EPA, utility deregulation, and the prospect of Clean Air Act Phase II requirements have had, or are expected to have, the effect of further intensifying competition among producers. Some competing producers, because of geological conditions, local labor costs, or access to inexpensive transportation modes, are able to produce and deliver coal into some markets at a lower cost than the Company. These competitive factors have an impact on the Company's results of operations.

Arch Coals' operating subsidiaries purchase substantial amounts of power, fuel, and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

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

Although the Company cannot predict changes in its costs of production and coal prices with certainty, Arch Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its older long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. However, the increasingly shorter terms of sales contracts and the consequent absence of price adjustment provisions in such shorter long-term contracts also make it more likely that increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment. Further, because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to limit exposure to depressed spot market prices which result from industry overcapacity by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. In the event of a disruption of supply, the Company could, depending on the level of its sales commitments, benefit from higher spot prices if its own mines were not affected by the disruption.

Interest rate risk - Arch Coal has significant debt which is linked to variable interest rates. If interest rates rise, Arch Coal's costs relative to those obligations would also rise. Because an increase in interest rates is usually an outgrowth of a higher level of economic activity and because increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal, Arch Coal believes that the negative effects of higher interest rates on Arch Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices.

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. At June 30, 1998, the Company had two interest-rate swap agreements having a total notional value of $50 million. These agreements were used to convert variable-rate debt to fixed-rate debt. Under these agreements, the Company pays a weighted average fixed rate of 6.005% and is receiving a weighted average variable rate based upon 30-day LIBOR. The remaining life on the swaps at June 30, 1998, was approximately 52 months. Subsequent to June 30, 1998, Arch Western Resources entered into an interest-rate swap agreement for a period of six years having a total notional value of $100 million. The agreement was used to convert variable-rate debt to fixed rate debt. The Company will pay a fixed rate of 5.81% and is receiving a weighted average variable rate based on 30 day LIBOR.

Impact of Year 2000

At the time of the merger of Ashland Coal into the Company and the Arch Western transaction, the entities utilized different computer systems. In order to standardize key financial, informational and operational computer systems, the Company is currently in the process of replacing its key systems. The new systems, including associated software, will be Year 2000 compliant. The system replacement project is estimated to be completed not later than the third quarter of 1999, which is prior to any anticipated impact of year 2000 on the Company's operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions at the Company's principal operations are not made, or are not completed on a timely basis, the current system's inability to properly process year 2000 data could have a material adverse effect on the operations of the Company.

The cost of implementing these new systems is estimated at approximately $7 million, which includes the purchase of new software and consulting services used to implement this software. The majority of such costs will be capitalized. As of June 30, 1998, the Company has incurred approximately $3.4 million in software and consulting costs. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations. Additional systematic efforts are being made to identify and evaluate Year 2000 risks with respect to the Company's vendors, suppliers, and other entities with which it exchanges electronic information, and evaluate the need for procedures to eliminate such risk at a reasonable cost.

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

Factors Routinely Affecting Results of Operations

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. Other short and long-term contracts define base or optional tonnage requirements by reference to the customers requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customers') control, including utility deregulation. In addition, price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors, and from time to time the Company has renegotiated contracts after execution to extend contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications, force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party, and occasionally include provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at the same or better level of profitability.

From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

The Company's customers frequently combine various qualities of coal, nuclear power, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal of the kind produced by the Company varies depending on price and transportation, regulatory, and other factors.

The Company's coal  production and sales are subject to a variety of regulatory,
operational,   geologic,   transportation,   and  weather-related  factors  that
routinely cause production to fluctuate.

Coal mining is subject to strict regulation by federal, state, and local authorities. The scope of the regulation includes environmental and health and safety matters, and permits are required to be obtained by mining companies, the terms of which permits strictly regulate the environmental effects of coal mining by the permittee. Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. Nevertheless, the regulatory authorities exercise considerable discretion in the timing of permit issuance. Because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that all permits will be issued in a timely manner or that permitting requirements will not be changed in a manner adversely affecting the Company. See the "Legal Contingencies" subsection of the "Contingencies" section of this report at page 16 for a discussion of pending proceedings that could adversely affect the permits of the Company's subsidiaries.

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

Geologic conditions within mines are not uniform. Overburden ratios at the surface mines vary, as do roof and floor conditions, seam thickness and geologic anomalies in underground mines. These variations can be either positive or negative for production.

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

Apogee and Hobet operations are parties to the Wage Agreement. From time to time in the past, strikes and work stoppages have adversely affected production at Apogee's and Hobet's mining complexes. Any future strike or work stoppage that affected these operations for a prolonged period could have a material adverse effect on the Company's results of operations.

Any one or a combination of changing demand; fluctuating selling prices; contract terminations; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes; results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures of market risk under SEC Regulation S-K, Item 305, will be provided, in accordance with the SEC's requirements, for the Company's fiscal years ending after June 15, 1998. Reference is made to the second paragraph under the Interest Rate Risk subsection of the Certain Risk Factors discussion of this report for information about the Company's current derivatives positions. The Company accrues amounts to be paid or received under its interest rate swap agreements over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. The Company's accounting policies with respect to its current derivatives positions do not materially affect the Company's determination of financial position, cash flows or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The fourth, fifth, sixth, seventh, eighth and ninth paragraphs of the Legal Contingencies subsection of the Contingencies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report are incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The information required under this item with respect to the Company's Annual Meeting of Stockholders held on April 22, 1998, is incorporated by reference herein from Part II, Item 4, of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 15, 1998 with the Securities and Exchange Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)
     2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation* (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15, 1998, with the SEC (the "8-K)).

     2.2 Contribution Agreement among Arch Coal, Inc., Arch Western, Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998* (incorporated herein by reference to Exhibit 2.2 of the 8-K).

     3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's registration statement on Form S-4, registration number 333-28149 (the "S-4")).

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

     4.5 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lender's party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 in the 8-K).

     4.6 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Bank's party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 to the 8-K).

--------
* Portions of the exhibit have been omitted pursuant to a request for confidential request.

Certain exhibits and schedules to the Exhibits filed herewith have been omitted in accordance with Item 601(b)(2) of the Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

     4.7 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust No. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company. Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company, and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 in the 8-K).

     27   Financial Data Schedule

(b)       Reports on Form 8-K

          Reports on Form 8-K dated June 1, 1998 (reporting closing of the acquisition of ARCO's U.S. coal operations), June 15, 1998 (reporting the acquisition of ARCO's U.S. coal operations), July 22, 1998 (reporting that Ashland Inc., pursuant to its exercise of registration rights, will register approximately 2.1 million Company shares for sale in an underwritten public offering) and August 12, 1998 (reporting that Ashland Inc. terminated its exercise of registration rights with respect to approximately 2.1 million Company shares and would not offer such shares in an underwritten public offering) filed during the period covered by this report and up to the date of filing of this report.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARCH COAL, INC.
                                        ---------------
                                        (Registrant)


Date: August 14, 1998                   /s/Patrick A. Kriegshauser
                                        --------------------------------------
                                        Patrick A. Kriegshauser
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial Officer)


Date: August 14, 1998                   /s/Jeffry N. Quinn
                                        --------------------------------------
                                        Jeffry N. Quinn
                                        Senior Vice President, General Counsel
                                        and Secretary
                                        (Duly Authorized Officer)

                                 Arch Coal, Inc.
                    Form 10-Q for Quarter Ended June 30, 1998


                                INDEX TO EXHIBITS


     2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation* (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 15, 1998, with the SEC (the "8-K"))

     2.2 Contribution Agreement among Arch Coal, Inc., Arch Western, Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998* (incorporated herein by reference to Exhibit 2.2 of the 8-K).

     3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's registration statement on Form S-4, registration number 333-28149 (the "S-4")).

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

     4.5 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lender's party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent,

--------
* Portions of the exhibit have been omitted pursuant to a request for confidential request.

Certain exhibits and schedules to the Exhibits filed herewith have been omitted in accordance with Item 601(b)(2) of the Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

          and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 in the 8-K).

     4.6 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Bank's party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 to the 8-K).

     4.7 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust No. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company. Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company, and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 in the 8-K).

     27   Financial Data Schedule