Form 10-Q
period 1998-09-30
ARCH COAL INC
filed 1998-11-16
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

     Commission file number 1-13105

                                 ARCH COAL, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                               43-092117
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


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

    At November 11, 1998, there were 39,455,181 shares of the registrant's common stock outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION                                          PAGE

  Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 1998
   and December 31, 1997................................................1

   Condensed Consolidated Statements of Income for the Three Months
   Ended September 30, 1998 and 1997 and the Nine Months Ended
   September 30, 1998 and 1997..........................................2

   Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended September 30, 1998 and 1997.............................3

   Notes to Condensed Consolidated Financial Statements.................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...21

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings............................................22

  Item 6.  Exhibits and Reports on Form 8-K.............................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS)

                                        September 30       December 31
                                           1998               1997
                                        ------------       -----------
                                        (Unaudited)

Assets
  Current assets
    Cash and cash equivalents            $   25,170             9,177
    Trade accounts receivable               184,156           133,810
    Other receivables                        18,578            14,046
    Inventories                              71,320            50,419
    Prepaid royalties                        14,924            17,745
    Deferred income taxes                     8,506             8,506
    Other                                    39,864             9,475
                                         ----------        ----------
        Total current assets                362,518           243,178
                                         ----------        ----------

  Property, plant and equipment,
   net                                    1,909,320         1,149,926
                                         ----------        ----------

  Other assets
    Prepaid royalties                        32,430            20,826
    Coal supply agreements                  203,735           185,306
    Deferred income taxes                    46,855            44,023
    Investment in Canyon Fuel               277,759                 -
    Other                                    46,944            13,065
                                         ----------        ----------
        Total other assets                  607,723           263,220
                                         ----------        ----------
              Total assets               $2,879,561        $1,656,324
                                         ==========        ==========
Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                     $  164,394        $   84,692
    Accrued expenses                        114,275            88,082
    Current portion of long-term debt       103,000            29,500
                                         ----------        ----------
         Total current liabilities          381,669           202,274
  Long-term debt                          1,198,397           248,425
  Accrued postretirement benefits
   other than pension                       344,733           323,115
  Accrued reclamation and mine
   closure                                  147,203           116,199
  Accrued workers' compensation             109,550            97,759
  Accrued pension cost                       25,076            21,730
  Other noncurrent liabilities               50,082            35,324
                                         ----------        ----------
        Total liabilities                 2,256,710         1,044,826
                                         ----------        ----------

  Stockholders' equity
    Common stock                                397               397
    Paid-in capital                         473,116           472,425
    Retained earnings                       150,266           138,676
    Treasury stock, at cost                    (928)                -
                                         ----------        ----------
        Total stockholders' equity          622,851           611,498
                                         ----------        ----------
              Total liabilities and
               stockholders' equity      $2,879,561        $1,656,324
                                         ==========        ==========

     See notes to condensed consolidated financial statements.





                          ARCH COAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------------------------------
                                                       1998        1997          1998       1997
                                                   -----------  ----------   ----------- ----------

Revenues
  Coal sales                                       $  393,296     322,924      1,034,474    706,210
  Income from equity investment                         2,719           -          5,135          -
  Other revenues                                       28,108       6,551         50,504     18,152
                                                   ----------   ---------     ----------  ---------
                                                      424,123     329,475      1,090,113    724,362
                                                   ----------   ---------     ----------  ---------

Costs and expenses
  Cost of coal sales                                  366,922     288,301        943,438    628,734
  Selling, general and administrative expenses         12,104      10,054         28,848     18,254
  Amortization of coal supply agreements               11,062       6,504         24,726     10,704
  Merger-related expenses                                   -      39,132              -     39,132
  Other expenses                                       10,126       5,952         19,384     15,397
                                                   ----------   ---------      ---------   --------
                                                      400,214     349,943      1,016,396    712,221
                                                   ----------   ---------      ---------   --------
      Income (loss) from operations                    23,909     (20,468)        73,717     12,141

Interest expense, net:
  Interest expense                                    (24,600)     (5,950)       (38,770)   (12,742)
  Interest income                                         135         117            316        652
                                                  -----------  ----------      ---------  ---------
                                                      (24,465)     (5,833)       (38,454)   (12,090)
                                                  -----------  ----------      ---------  ---------
      Income (loss) before income taxes                  (556)    (26,301)        35,263         51
Provision (benefit) for income taxes                   (1,100)    (13,300)         3,900     (9,100)
                                                  -----------  ----------      ---------  ---------
Income (loss) before extraordinary item                   544     (13,001)        31,363      9,151
Extraordinary item from the extinguishment
 of debt                                                    -           -         (1,488)         -
                                                  -----------  ----------      ---------  ---------
      Net income (loss)                           $       544     (13,001)        29,875      9,151
                                                  ===========  ==========      =========  =========

Basic and diluted earnings (loss) per
  common share before extraordinary item          $      0.01  $    (0.33)     $    0.79  $    0.34
                                                  ===========  ==========      =========  =========

Basic and diluted earnings (loss) per
  common share                                    $      0.01  $    (0.33)     $    0.75  $    0.34
                                                  ===========  ==========      =========  =========

Weighted average shares outstanding                    39,693      39,636         39,673     27,177
                                                  ===========  ==========      =========  =========

Dividends declared per common share               $     0.230  $    0.115      $   0.460  $   0.330
                                                  ===========  ==========      =========  =========


                     See notes to condensed consolidated financial statements.



              ARCH COAL, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)
                        (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
                                               ----------------------
                                                  1998          1997
                                               ---------    ---------
Operating activities
Net income                                     $  29,875    $   9,151
Adjustments to reconcile to cash provided
 by operating activities:
  Depreciation, depletion and amortization       142,223      100,962
  Prepaid royalties expensed                      15,180        4,989
  Net gain on disposition of assets              (29,847)        (400)
  Merger-related expenses                              -       35,854
  Income from equity investment                   (5,135)           -
  Distribution from equity investment             16,250            -
  Changes in:
      Receivables                                (10,085)      (9,367)
      Inventories                                  4,439       (2,071)
      Accounts payable and accrued
       expenses                                   39,226        5,893
      Income taxes                                (5,405)     (28,976)
      Accrued postretirement benefits              9,173        5,286
      Accrued workers' compensation benefits       1,293       (5,972)
      Accrued reclamation and mine closure        (2,035)        (134)
      Other                                      (22,984)       6,933
                                                --------    ---------
   Cash provided by operating activities         182,168      122,148
                                                --------    ---------

Investing activities
Cash paid for acquisitions                    (1,090,000)     (16,990)
Additions to property, plant and equipment       (65,326)     (36,341)
Proceeds from dispositions of property,
 plant and equipment                              26,349          792
Additions to prepaid royalties and bid
 deposit                                         (55,481)      (4,767)
                                             -----------    ---------

    Cash used in investing activities         (1,184,458)     (57,306)
                                             -----------    ---------

Financing activities
Net proceeds from revolver and lines of
 credit                                           56,190      127,873
Payments on senior notes                         (42,860)    (181,110)
Proceeds from term loans                         973,436            -
Proceeds from sale and leaseback of equipment     45,442            -
Dividends paid                                   (13,688)      (9,070)
Proceeds from sale of common stock                   691        1,050
Purchases of common stock                           (928)           -
                                               ---------    ---------

    Cash (used in) provided by financing
     activities                                1,018,283      (61,257)
                                               ---------    ---------

Increase in cash and cash equivalents             15,993        3,585
Cash and cash equivalents, beginning of
 period                                            9,177       13,716
                                               ---------     --------

Cash and cash equivalents, end of period          25,170       17,301
                                               =========     ========


      See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

Note A - General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended September 30, 1998, are not necessarily indicative of results to be expected for the year ending December 31, 1998. The Company produces steam and metallurgical coal from surface and deep mines in Central Appalachian, Western, and Midwestern coal fields for sale to utility, industrial and export markets. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 1997 financial statements have been reclassified to conform with the classifications in the 1998 financial statements with no effect on previously reported net income or stockholders' equity.

Note B - Acquisitions

On June 1, 1998, Arch Coal acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal, Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

Arch Western is 99% owned by Arch Coal and 1% owned by ARCO. The transaction is valued at approximately $1.14 billion and Arch Coal is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire ARCO's U.S. coal operations has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Arch Western is consolidated into the Company's financial statements. As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Results of operations of the acquired operations are included in the condensed consolidated statements of income effective June 1, 1998. As was the case prior to the acquisition, the acquired ARCO operations will produce low-sulfur coal for sale to primarily domestic utility customers.

Summarized below are the unaudited pro forma combined results of operations for the nine months ended September 30, 1998 and 1997. These results reflect the July 1, 1997 merger with Ashland Coal, Inc. as if it had occurred on January 1, 1997 and the June 1, 1998 Arch Western transaction as if it had occurred on January 1, 1998 and 1997.


                                      Nine Months Ended
                                        September 30,
                                   ------------------------
                                      1998          1997
                                   -----------   ----------
                                        (in thousands)

Revenues                           $1,252,106    $1,357,370
Income before extraordinary item   $   21,240    $   32,945
Net income                         $   19,752    $   32,945
Earnings per share before
 extraordinary item                $      .54    $      .83
Earnings per share                 $      .50    $      .83

In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had these transactions actually occurred at the beginning of the relevant periods or of the results of operations that may be achieved in the future.

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 Arch Western transaction (described in Note B), was acquired by the Company and is accounted for on the equity method:

                                            Three Months    Four Months
                                               Ended            Ended
                                            September 30    September 30
                                               1998              1998
                                            ------------    -------------
                                                   (in thousands)

                  Revenues                   $  65,570        $  86,153
                  Total costs and expenses      66,152           83,398
                                             ---------        ---------
                  Net income (loss)          $    (582)       $   2,755
                                             =========        =========

                  Arch Coal's income from
                   its equity investment
                   in Canyon Fuel            $   2,719        $   5,135
                                             =========        =========

Arch Coal's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of Arch's investment in Canyon Fuel.

Note D - Inventories

Inventories are comprised of the following:

                                     September 30,      December 31,
                                        1998                1997
                                     =============      ============
                                             (in thousands)

          Coal                         $  28,450         $  25,359
          Repair parts and supplies       42,870            25,060
                                     -----------         ---------
                                       $  71,320         $  50,419
                                     ===========         =========


Note E - Debt

Debt consists of the following:

                                          September 30,          December 31,
                                              1998                    1997
                                          =============          ============
                                                     (in thousands)

       Indebtedness to banks under lines
        of credit                         $     2,492            $   36,302
       Indebtedness to banks under
        revolving credit agreement,
        expiring May 31, 2003                 280,000                     -
       Variable rate term loan payable
        quarterly through May 31, 2003        300,000                     -
       Variable rate term loan payable
        May 31, 2003                          675,000                     -
       Indebtedness to banks under the
        1997 revolving credit agreement             -               190,000
       7.79% senior unsecured notes                 -                42,860
       Other                                   43,905                 8,763
                                            ---------             ---------
                                            1,301,397               277,925
       Less current portion                   103,000                29,500
                                            =========             =========
       Long-term debt                      $1,198,397             $ 248,425
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

In connection with the Arch Western transaction (referred to in Note B), the Company entered into three new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western, a $300 million fully amortizing term loan to Arch Coal, and a $600 million revolver to Arch Coal. Borrowings under the new Arch Coal credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge, net of tax benefits, of $1.5 million from the refinancing of existing corporate debt. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other insignificant assets to Arch Western. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. On a historical basis, at December 31, 1997, Arch Coal's debt was 31% of capital employed. At September 30, 1998 Arch Coal's debt is approximately 68% of capital employed.

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

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. At September 30, 1998, the Company had fifteen interest-rate swap agreements having a total notional value of $725 million. These swap agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.60% (or 7.10% including a Euro-rate credit spread of 1.5%) and is receiving a weighted average variable rate based upon 30-day LIBOR. The remaining term of the swaps at September 30, 1998, ranged from 50 to 72 months.

Note F - Treasury Stock

On September 29, 1998, Arch Coal's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. As of September 30, 1998, the Company has acquired 57,200 shares under the repurchase program at the average price of $14.81 per share.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 1998 is $6.4 million (included in other nonconcurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.6 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

A customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only and, as a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998 the court granted the customer's motion to stay the lawsuit pending arbitration. As of September 30, 1998, the carrying amount of acquisition costs allocated to this coal supply contract is approximately $14.5 million. The Company currently expects that it will recover the carrying amount of this asset, however, the ultimate outcome of this matter is uncertain.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the three months and nine months ended September 30, 1998 reflect pre-tax gains on the sale of surplus land totaling $1.2 million ($.7 million after-tax) and $11.1 million ($6.5 million after-tax), respectively. The operating results for the nine months ended September 30, 1998 also reflect a $6.3 million operating loss (including termination benefits totaling $1.3 million), at the Company's Mine No. 37 in eastern Kentucky which closed in January 1998. On September 29, 1998, the Company completed the sale of inactive coal properties in eastern Kentucky, which resulted in a pre-tax gain of $18.5 million ($11.3 after-tax). The nine months ended September 30, 1997 includes a $3.3 million reduction in the reclamation and mine closure reserve at the Company's Illinois operation due to a change in permit requirements offset by $4.6 million in costs associated with the October, 1996 impoundment failure at Lone Mountain Processing, Inc. The nine months ended September 30, 1997 also includes a $4.2 million reduction in workers' compensation reserves due to better than anticipated safety performance.

Note I - Sale and Leaseback

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

Note J - Computation of Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." FAS 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS. The following table sets forth the computation of basic and diluted EPS from continuing operations.

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                 ------------------------    ---------------------
                                                    1998          1997          1998        1997
                                                 ----------    ----------    ----------  ---------
                                                                    (in thousands)

Numerator:
   Income (loss) before extraordinary item       $     544     $ (13,001)     $ 31,363   $  9,151
   Extraordinary item                                    -             -        (1,488)         -
                                                 =========     =========      ========   ========
     Net income (loss)                           $     544     $ (13,001)     $ 29,875   $  9,151
                                                 =========     =========      ========   ========
Dominator:
   Weighted average shares - denominator
     for basic                                      39,693        39,636        39,673     27,177
   Dilutive effect of employee stock
     options                                             8            76            33         94
                                                 ---------     ---------      --------   --------
   Adjusted weighted average shares -
     denominator for diluted                        39,701        39,712        39,706     27,271
                                                 =========     =========      ========   ========
Basic and diluted earnings (loss)
     per common share before
     extraordinary item                          $     .01     $    (.33)     $    .79   $    .34
                                                 =========     =========      ========   ========

Basic and diluted earnings (loss) per
     common share                                $     .01     $    (.33)     $    .75   $    .34
                                                 =========     =========      ========   ========


Note K - Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company is evaluating the requirements of FAS 131 and the effects, if any, on the Company's current reporting and disclosures.

In February 1998, FAS 132, "Employers Disclosure about Pensions and Other Postretirement Benefits" was issued. FAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates unnecessary disclosure and requires additional information. FAS 132 is required to be adopted in 1998 and restatement of disclosures for prior periods provided for comparative purposes is required. The application of FAS 132 is not expected to have a material effect on the disclosures included in the Company's consolidated financial statements.

In June 1998, FAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which is required to be adopted in years beginning after June 15, 1999. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect FAS 133 will have on the earnings and financial position of the Company.

Note L - Subsequent Events

On October 1, 1998, the Company was the successful bidder in a federal auction of certain mining rights in the 3,546 acre Thundercloud tract in the Powder River Basin of Wyoming. The Company's lease bonus bid amounted to $158 million for the tract, which contains approximately 412 million tons of demonstrated coal reserves and is contiguous with the Company's Black Thunder mine. The first installment of the lease bonus in the amount of $36.1 million was paid on October 1, 1998, and four payments in the same amount are payable on each October 1 thereafter through October 31, 2002. Final approval of this coal lease is expected in the fourth quarter of 1998 following routine government review.

On October 30, 1998, the Company issued Worker Adjustment and Retraining Notifications ("WARN Notices") to employees at its Dal-Tex Mine in Logan County, West Virginia. Under the WARN Act, a company must provide workers with at least 60 days advance notification before layoffs can occur. The WARN Notices were issued as a result of potential layoffs that could occur if the mining operation does not receive the necessary permits from the U.S. Environmental Protection Agency ("EPA") and the U.S. Army Corps of Engineers (the "Corps") to mine a new reserve area adjacent to current operations. The permitting has been delayed by various complaints before the agencies identified above. The required permits consist of a surface mining permit that must be issued by the West Virginia Department of Environmental Protection ("DEP"), an NPDES Permit that must be approved by the EPA and a dredge and fill permit under Section 404 of the Clean Water Act must be issued by the Corps. On November 4, 1998, the DEP issued the required surface mining permit. Prior to the commencement of mining, however, the NPDES Permit must be approved by the EPA and the Corps must issue the dredge and fill permit. On October 24, 1998, a public hearing on the NPDES Permit was held by the EPA. The EPA must allow at least thirty days for public comment after the hearing prior to making a decision on the permit. On November 9, 1998, the United States District Court for the Southern District of West Virginia denied the motion of the plaintiffs for a temporary restraining order seeking revocation of the DEP surface mining permit pending a hearing scheduled for December 10, 1998 on plaintiffs' motion for a preliminary injunction. (See the discussion in the "Legal Contingencies" subsection of Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 10-Q below).

On October 22, 1998, the Company reached agreement in principle to pay $2.0 million to settle a claim made by a third party that longwall mining at the Company's Mingo Logan complex damaged an overlying seam of coal that had been subleased by a Company subsidiary to the third party. The amount of the settlement has been fully accrued for by the Company. The Company has also agreed in principle to repurchase the overlying seam in other areas of the Mingo Logan complex for $13.6 million. The settlement of the lawsuit and the acquisition of the coal reserves are expected to be completed in the fourth quarter of 1998, subject to completion of negotiations and execution of
definitive   settlement  and  acquisition   agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Contingencies," "Certain Risk Factors," "Impact of Year 2000" and "Factors Routinely Affecting Results of Operations" sections below (all such sections being hereafter collectively referred to as the "Risk Factors Disclosure") for a discussion of factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) herein, including in the "Outlook" and "Liquidity and Capital Resources" sections below.

Results of Operations

Ashland Coal merged with Arch Mineral Corporation effective July 1, 1997 to form the Company and the Company acquired ARCO's U.S. coal operations effective June 1, 1998. Results of operations do not include activity of Ashland Coal or ARCO's U.S. coal operations prior to the effective dates of these transactions. Accordingly, the Company's results of operations for the third quarter and nine-month periods ended September 30, 1997 and 1998 are not directly comparable.

Quarter Ended September 30, 1998, Compared to Quarter Ended September 30, 1997

Net income for the quarter ended September 30, 1998, was $.5 million, compared to a net loss of $13.0 million for the quarter ended September 30, 1997. The September 30, 1997 quarter included a $39.1 million charge ($23.8 million after-tax) related to the Company's merger with Ashland Coal. The merger-related charge is principally comprised of termination benefits, relocation costs and costs associated with the idling of duplicate facilities. The third quarter 1998 results were affected by the previously announced expiration of the high margin contract with Georgia Power at the end of 1997 and the depletion of the longwall reserves at the Company's Mine No. 37 in eastern Kentucky in September 1997 and subsequent closing of that mine in January, 1998. The Company decided to close the mine primarily due to poor geologic conditions. On September 29, 1998, the Company completed the sale of the inactive coal properties in eastern Kentucky. The transaction resulted in a pre-tax gain of $18.5 million ($11.3 million after-tax). In addition, third quarter 1998 results were negatively affected by reduced shipments on a high margin contract and production shortfalls at the Hobet 21 mine and Dal-Tex mine in West Virginia. The reduced shipments on the high margin contract occurred upon the previously announced change of a customer's plant from a baseload to a peak demand plant. This adversely affected net income by approximately $1.0 million for the quarter. The quarterly results were also negatively affected by poor rail service at the Company's western operations and routine mine shutdowns in connection with miners' vacations. Offsetting these items during the quarter was the continued strong performance at the Company's Mingo Logan mining complex.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $1.73 from the third quarter of 1997. The average selling price and cost of sales per ton decreased by $10.45 and $8.72 per ton, respectively, from the third quarter of 1997. The price and cost of sales per ton decreases are primarily attributable to the inclusion of the acquired ARCO operations in the 1998 period. Wyoming coal, which on a pro forma basis giving effect to the ARCO acquisition as of January 1, 1998, accounts for approximately 47% of the Company's production, has a lower average sales price than coal at Arch Coal's other coal operations and Wyoming coal operations have a lower cost structure than coal at Arch Coal's other coal operations. Other factors affecting the per ton information include the expiration of the Georgia Power contract, the closing of Mine No. 37, production shortfalls at the Hobet 21 mine and Dal-Tex mine, reduced shipments on a high margin contract and the 1997 completion of amortization of a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities.

As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Income from equity investment represents Arch Coal's share (65%) of Canyon Fuel's net income (after adjusting for the effect of Arch's investment in Canyon
Fuel) since the June 1, 1998 acquisition date.

Other revenues were $21.6 million higher in the third quarter of 1998 than the same period in 1997, primarily as a result of the $18.5 million pre-tax gain from the sale of inactive coal properties in eastern Kentucky.

Selling, general and administrative expenses increased $2.1 million from the comparable period in 1997 primarily due to the effects of the Arch Western transaction.

Amortization of coal supply agreements increased $4.6 million from the quarter ended September 30, 1997. This increase was attributable to the amortization of the carrying value of sales contracts acquired in the Arch Western transaction.

Other expenses increased $4.2 million from the comparable period in the prior year primarily as a result of accruing additional liabilities related to adverse litigation developments and higher expenses at the Company's Ark Land subsidiary. Ark Land expenses rose as a result of the Arch Western transaction.

Third quarter 1998 interest expense was $18.7 million higher than the third quarter of 1997. The increase is attributable to the debt incurred in connection with the Arch Western transaction effective June 1, 1998.

The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The Company's income tax benefit recorded in the third quarter has been reduced by income taxes generated as a result of the sale of inactive properties in eastern Kentucky in the period.

EBITDA (income (loss) from operations before the effect of changes in accounting principles and extraordinary items, merger-related costs, net interest expense, income taxes, depreciation, depletion and amortization for Arch Coal, its subsidiaries and equity investments) was $89.6 million for the quarter ended September 30, 1998 compared to $61.8 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional sales that resulted from the Arch Western transaction. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net income for the nine months ended September 30, 1998, was $29.9 million, compared to $9.2 million for the nine months ended September 30, 1997. Results for 1997 included a $39.1 million charge ($23.8 million after-tax) related to the Company's merger with Ashland Coal. The merger-related charge is principally comprised of termination benefits, relocation costs and costs associated with idling of duplicate facilities. The results for the first nine months of 1998 were affected by the previously announced expiration of the high margin contract with Georgia Power at the end of 1997 and the depletion of the longwall reserves at the Company's Mine No. 37 in eastern Kentucky in September 1997 and subsequent closing of that mine in January, 1998. The Company decided to close the mine primarily due to poor geologic conditions. In addition, the results were negatively affected by reduced shipments on a high margin contract, production shortfalls at the Hobet 21 Mine and Dal-Tex mine in West Virginia and severe snow storms in West Virginia during the first quarter. The reduced shipments on the high margin contract occurred upon the previously announced change of a customer's plant from a baseload to a peak demand plant. This adversely affected net income by approximately $3.0 million for the nine months ended September 30, 1998. The results for the nine months ended September 30, 1998 were also negatively affected by poor rail service at the Company's western operations. Offsetting these items was a continued strong performance at the Company's Mingo Logan mining complex and pre-tax gains of $29.6 million on sales of surplus land and other property during the period, including the sale of inactive eastern Kentucky coal properties for a pre-tax gain of $18.5 million.

In addition to the merger-related charge, other items occurring in the first nine months of 1997 affecting the comparison with the first nine months of 1998 include a $4.2 million favorable adjustment to workers' compensation reserves due to better than anticipated safety performance and a $3.3 million decrease in the accrual for reclamation and mine closure at its Illinois operations due to a change in permit requirements. These items were offset by non-recurring charges of $4.6 million associated with the impoundment discharge at Lone Mountain which occurred in the fourth quarter of 1996, and $1.5 million for the settlement of the Trail Mountain lawsuit in the second quarter of 1997.

Gross profit on coal sales (selling price less cost of sales) on a per ton basis decreased $1.14 from the first nine months of 1997. The average selling price and cost of sales per ton decreased by $6.51 and $5.37 per ton, respectively, from the first nine months of 1997. The price and cost of sales per ton decreases are primarily attributable to the inclusion of the acquired ARCO operations beginning June 1, 1998. Wyoming coal, which on a pro forma basis giving effect to the ARCO acquisition as of January 1, 1998, accounts for approximately 47% of the Company's production, has a lower average sales price than coal at Arch Coal's other coal operations, and Wyoming coal operations have a lower cost structure than coal at Arch Coal's other coal operations. Other factors affecting the per ton information include the expiration of the Georgia Power contract in December, 1997, the closing of Mine No. 37 in 1998, production shortfalls at the Hobet 21 mine and Dal-Tex mine in 1998, reduced shipments on a high margin contract in 1998, a $4.2 million favorable adjustment to workers' compensation in 1997 (of which $.7 million affected selling, general and administrative expenses) and the 1997 completion of amortization on a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities.

As a result of certain super-majority voting rights, Arch Western's 65% ownership of Canyon Fuel is accounted for under the equity method of accounting. Income from equity investments represents Arch Coal's share (65%) of Canyon Fuel's net income (after adjusting for the effect of Arch's investment in Canyon
Fuel) since the June 1, 1998, date of acquisition.

Other revenues were $32.4 million higher in the first nine months of 1998 than the same period in 1997, primarily as a result of the $29.6 million pre-tax gain from sales of surplus land and other properties during the third quarter 1998, including the sale of inactive coal properties in eastern Kentucky for $18.5 million.

Selling, general and administrative expenses increased $10.6 million from the comparable period in 1997, primarily due to the effects of the Ashland Coal merger, the Arch Western transaction and the favorable workers' compensation adjustment of $.7 million during the second quarter of 1997 described above.

Amortization of coal supply agreements increased $14.0 million from the nine months ended September 30, 1997. This increase was attributable to the amortization of the carrying value of the sales contracts acquired in the Ashland Coal merger and Arch Western transaction.

Other expenses increased $4.0 million from the comparable period in 1997 primarily as a result of accruing additional liabilities related to adverse litigation developments and higher expenses at the Company's Ark Land subsidiary. Ark Land expenses rose as a result of the Ashland Coal merger and the Arch Western transaction. The second quarter of 1997 included the $1.5 million final settlement of the Trail Mountain lawsuit.

Interest expense for the first nine months of 1998 was $26.0 million higher than the same period in 1997. The increase is attributable to the debt incurred in connection with the Arch Western transaction effective June 1, 1998.

The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion.

During the first nine months of 1998, Arch Coal incurred an extraordinary charge of $1.5 million net of a tax benefit of $.9 million related to the early extinguishment of debt in conjunction with the Arch Western transaction.

EBITDA (income (loss) from operations before the effect of changes in accounting principles and extraordinary items, merger-related costs, net interest expense, income taxes, depreciation, depletion and amortization for Arch Coal, it subsidiaries and equity investments) was $228.2 million for the nine months ended September 30, 1998 compared to $152.2 million for the same period a year ago. The increase in EBITDA is primarily attributable to the additional sales that resulted from the Ashland Coal merger and the Arch Western transaction.

Outlook

Arch Coal's strategic position has been further strengthened by its successful October 1, 1998, $158 million bid on the 3,546 acre Thundercloud tract in the Powder River Basin of Wyoming. The tract has favorable geologic conditions, contains demonstrated coal reserves of approximately 412 million tons of Clean Air Act Phase II compliance quality coal and is contiguous with the Company's Black Thunder mine. The Company plans to add a fourth dragline at the Black Thunder mine in late 2000 to begin mining the Thundercloud tract.

With respect to other operations, management has decided to continue reduced coal mining operations during the remainder of 1998 at the Seminoe II and Medicine Bow mines in Wyoming as a result of oversupply of competing coals in this market. The previously disclosed scheduled closures of the Hobet 07 Complex in West Virginia and the Arch of Illinois surface mine due to the depletion of their economical dedicated reserves and the closure of Mine No. 37 in Kentucky, all in 1998, have reduced production. Production losses as a result of such reduced mining and mine closures have been offset to some degree by production from Mingo Logan's new surface mine in the Phoenix reserves, which commenced production in the second quarter of 1998. The Company expects the poor rail service to its Western operations to improve, although such service may continue to hinder performance through the fourth quarter of 1998. Fourth quarter 1998 results also will be adversely affected by continuing production shortfalls at Hobet 21, unexpected geologic difficulties at the Huff Creek mine and idle shifts at the Darby Fork mine as a result of a fatality that occurred there in early October, 1998.

On October 30, 1998, as a result of not having secured new permits for the Dal-Tex operation in a timely fashion, the Company issued Worker Adjustment and Retraining Notifications ("WARN Notices") to employees at its Dal-Tex Mine in Logan County, West Virginia. Under the WARN Act, a company must provide workers with at least 60 days advance notification before layoffs can occur. Potential layoffs and curtailment of operations at that complex could occur if the mining operation does not receive the necessary permits to continue mining from the West Virginia Department of Environmental Protection ("DEP"), the U.S. Environmental Protection Agency ("EPA") or the U.S. Army Corps of Engineers the ("Corps"). The permitting has been delayed by legal challenges.

The required permits consist of a surface mining permit issued by the DEP, an NPDES Permit approved by the EPA and a "dredge and fill" permit under Section 404 of the Clean Water Act issued by the Corps. On November 4, 1998, the DEP issued the required surface mining permit. Prior to the commencement of mining, however, the NPDES Permit must be approved by the EPA and the Corps must issue the dredge and fill permit, and claimants are seeking to have the DEP permit revoked. On October 24, 1998, a public hearing on the NPDES Permit was held by the EPA. The EPA must allow at least thirty days for public comment after the hearing prior to making a decision about the permit. Substantial delay or failure to issue the unissued permits, revocation of the issued DEP permit, or the issuance of NPDES or dredge and fill permits which restrict the use of valley fills, would have further adverse effects on the Dal-Tex operations and the Company's results of operations. Depending upon the duration of the curtailment of Dal-Tex operations or the nature of any restrictions imposed in the NPDES and dredge and fill permits on the use of valley fills, the adverse effect could be material. For additional discussion of these matters, see the "Legal Contingencies" subsection of the Contingencies section below.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 1998 and 1997:

                                              1998           1997
                                            ----------    ----------
                                                 (in thousands)
          Cash provided by (used in):
            Operating activities            $  182,168    $ 122,148
            Investing activities            (1,184,458)     (57,306)
            Financing activities             1,018,283      (61,257)

Cash provided by operating activities increased in the first nine months of 1998 from the level in the same period of 1997, due primarily to the Ashland Coal merger and the Arch Western transaction.

The increase in cash used for investing activities in the first nine months of 1998 primarily resulted from the payment of $1.1 billion in the Arch Western transaction. In addition, the Company had higher capital expenditures associated with the start up of a new surface mine in the Phoenix reserves in West Virginia, a $16 million annual royalty payment on a lease acquired in 1992 and a bid deposit of $31.6 million related to the Thundercloud tract lease. In 1998, cash was provided by $26.3 million of proceeds on the sale of property plant and equipment, including the sale of inactive coal properties in eastern Kentucky.

Cash provided by financing activities reflects an increase in borrowings of $1.1 billion associated with the Arch Western transaction net of associated debt repayment. Arch Coal repaid approximately $35.7 million of senior notes concurrently with its borrowings to finance the Arch Western transaction. The January 1998 sale and leaseback of equipment resulted in net proceeds of $45.4 million.

The Company's capital expenditures in the nine months ended September 30, 1998 were $65.3 million. Approximately $8.0 million of these expenditures were for equipment upgrades at the Lone Mountain complex, including the addition of a third section to the Darby Fork mine. Equipment upgrades at the Conant mine, the Hobet 21 mine/Beth Station preparation plant, the Ruffner mine and the Mingo Logan longwall mine accounted for $3.0 million, $3.6 million, $3.7 million and $9.0 million, respectively, during the period. Equipment purchases to start up the new Phoenix surface mine totaled approximately $10.3 million during the period.

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

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 1998, the face amount of such agreements was $20 million and there were borrowings of $2.5 million outstanding under these agreements.

The Company's ability to satisfy its debt service and lease payment obligations will depend upon the future operating performance of its subsidiaries, which will be affected by prevailing economic conditions in the markets they serve and financial, business and other factors, certain of which are beyond their control. (See the Risk Factors Disclosure below). Based upon current operating performance, the Company believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facilities, will be adequate to meet the Company's current liquidity needs. However, there can be no assurance that the Company's future operating performance will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to fund its debt service and lease payment obligations or its other liquidity needs.

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

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No adjustments were recorded in the nine months ended September 30, 1998. A favorable adjustment of $3.3 million was recorded in the first nine months of 1997 at the Company's Illinois operation due to a change in permit requirements. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that at September 30, 1998 its probable aggregate loss as a result of such claims is $6.4 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.6 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Another customer of the Company has informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only. As a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998, the court granted the customer's motion to stay the lawsuit pending arbitration. As of September 30, 1998, the carrying amount of acquisition costs allocated to this coal supply contract is approximately $14.5 million. The Company currently expects that it will recover the carrying amount of this asset, however, the ultimate outcome of this matter is uncertain.

On October 24, 1996, the rock strata overlaying an old, abandoned underground mine adjacent to the coal-refuse impoundment used by an Arch Coal subsidiary's preparation plant failed, resulting in an accidental discharge of approximately

6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. Certain civil actions regarding this incident were resolved in 1997. At the request of the U.S. Environmental Protection Agency and the U.S. Fish & Wildlife Service, the United States Attorney for the Western District of Virginia has opened a criminal investigation of the 1996 incident. Arch Coal is cooperating with the investigation, the results of which are not expected until sometime in 1999.

On July 16, 1998, 10 individuals and The West Virginia Highlands Conservancy filed suit in U. S. District Court in Charleston, West Virginia alleging violations of SMCRA and the federal Clean Water Act. The director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps") are named as defendants in the suit. The complaint alleges that the DEP has violated its duties under SMCRA and the Clean Water Act by approving surface mining permits that authorize the construction of "valley fills", the large, engineered works into which the excess earth and rock extracted during surface mining are placed. The DEP's approval of such permits is alleged to "result in unpermitted discharges of pollutants into state waters, violations of state water quality standards, disturbance to the 100-foot buffer zone around streams, [and] destruction to riparian vegetation." The complaint also alleges that the DEP has failed to require that lands mined be restored to "Approximate Original Contour" and that approved post-mining land uses be enforced following reclamation.

The complaint also alleges that the Corps has unlawfully failed to require the preparation of environmental impact statements prior to issuing Clean Water Act "dredge and fill" permits contemplating valley fills, that the Corps does not possess the statutory authority to permit valley fills under the Clean Water Act, and that even if it does possess the authority to permit such fills, the regulatory structure the Corps has utilized since 1988 is inappropriate for this purpose. Declaratory and injunctive relief is sought against the DEP and the Corps on all of these counts, and the claimants specifically seek to enjoin the Corps, "from granting any permits under ss.404 of the Clean Water Act for any valley fills."

Four indirect, wholly-owned subsidiaries of the Company currently hold a total of nine permits that are identified in the complaint as violating the legal standards that the plaintiffs have requested the district court to interpret. In addition, a pending permit application for the Company's Dal-Tex operation is specifically identified as a permit whose issuance should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the DEP on August 6, 1998, and have vigorously opposed plaintiffs' claims. The Dal-Tex DEP surface mining permit application which was pending at the time the lawsuit was filed was approved by the DEP on November 4, 1998. The plaintiffs filed a motion for a temporary restraining order seeking revocation of the DEP permit pending a hearing on their motion for a preliminary injunction. That hearing is scheduled for December 10, 1998. The court denied plaintiffs' motion for the temporary restraining order on November 9, 1998.

Notwithstanding the issuance of the DEP surface mining permit, prior to the commencement of mining on the new reserve area at Dal-Tex, the NPDES Permit must be approved by the EPA and the dredge and fill permit under Section 404 of the Clean Water Act must be issued by the Corps. As previously disclosed by the Company, the Company believes the delay in issuing the permits has resulted in losses of approximately $1.0 million per month for the last several months at the Dal-Tex operations. The U.S. Environmental Protection Agency ("EPA") filed its specific objections to the surface mining application filed by the Company's Dal-Tex operation on August 4, 1998. Under the system of permitting for a large surface coal mine, the DEP is responsible for issuing the surface mining permit which includes as a component the National Pollutant Discharge Elimination System ("NPDES") permit. The NPDES program, which the EPA has delegated to the DEP pursuant to the Clean Water Act, covers all discharges of water from sedimentation ponds constructed at the mine as well as other point source discharges which may arise in the course of coal mining. Notwithstanding the delegation of this authority to the DEP, the EPA retains the right to issue objections to a draft NPDES permit which the state has proposed.

The Company has provided the EPA with substantial information regarding the proposed mining operation described in the Dal-Tex surface mining application, and it will continue to cooperate with the EPA in an effort to secure issuance of the NPDES permit. The Company believes the dredge and fill permit will be issued by the Corps if issuance of the NPDES permit is authorized by the EPA. There can be no assurance, however, that the EPA will withdraw its objections to the NPDES permit or that the Corps will issue the dredge and fill permit, or if issued, when such issuances will occur. The EPA held a public hearing on the

NPDES permit on October 24, 1998 and must allow at least thirty days for public comment on the permit after the hearing prior to making a decision. Substantial further delay or failure to issue the unissued permits, revocation of the issued DEP permit or the issuance of NPDES or dredge and fill permits which restrict the use of valley fills, would have further adverse effects on the Dal-Tex operations and the Company's results of operations. Depending upon the duration of the curtailment of Dal-Tex operations or the nature of any restrictions imposed by the permits on the use of valley fills, the adverse effect could be material.

Canyon Fuel is in litigation with the Skyline Partners, the lessor of the coal reserves which comprise Canyon Fuel's Skyline Mine. The coal lease in question was entered into between the Coastal Coal Corporation, Canyon Fuel's predecessor in interest, and the Skyline Partners. The coal lease requires the lessee, Canyon Fuel, to pay an annual advance minimum royalty of $5 million, which is fully recoupable against a production royalty that is to be paid by Canyon Fuel on each ton of coal mined and sold from the leasehold. In 1997, Canyon Fuel concluded that a number of recoverable tons which remain on the leasehold were insufficient to allow Canyon Fuel to fully recoup the total amount of advance royalties that have been paid to the Skyline Partners, and filed suit in Utah State Court against the Skyline Partners alleging that Canyon Fuel is not required to make the final minimum advance royalty payment of $5 million and seeking to recover $2.1 million in advance minimum royalties paid to the Skyline Partners that Canyon Fuel will not be able to recoup based upon the estimated number of recoverable tons under the lease. In November 1997, the Skyline Partners filed a companion case in federal district court in Colorado, seeking to compel Canyon Fuel to pay the last $5 million advance minimum royalty payment, and alleging a default under the lease. To date, these cases have principally involved procedural disputes concerning proper venue for the case.

The Company has agreed in principle to pay $2.0 million to settle a claim made by a third party that longwall mining at the Company's Mingo Logan complex damaged an overlying seam of coal that had been subleased by the Company to the third party. The settlement of the lawsuit is expected to be finalized in the fourth quarter of 1998, subject to negotiation and execution of definitive agreements.

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

Arch Coal's operating subsidiaries purchase substantial amounts of power, fuel and supplies, generally under purchase orders at current market prices or purchase agreements of relatively short duration.

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

Although the Company cannot predict changes in its costs of production and coal prices with certainty, Arch Coal believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its older long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. However, the increasingly shorter terms of sales contracts and the consequent absence of price adjustment provisions in such shorter long-term contracts also make it more likely that increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment. Because levels of general price inflation are closely linked to levels of economic activity, it is expected that changes in costs of producing coal for the spot market may be offset in part by changes in spot coal prices. The Company attempts to secure stable revenues to finance operations and expansion and to limit exposure to depressed spot market prices by entering into long-term coal supply agreements, which ordinarily provide for prices in excess of spot market prices. The Company's ability to benefit from rising spot market prices or hedge against falling spot market prices depends on the level of its sales commitments.

Interest rate risk - Arch Coal has significant debt which is linked to variable interest rates. If interest rates rise, Arch Coal's costs relative to those obligations would also rise. Arch Coal believes an increase in interest rates is usually an outgrowth of a higher level of economic activity and that increased economic activity would likely lead to a higher demand for electricity and consequently to higher spot prices for coal. Accordingly, the negative effects of higher interest rates on Arch Coal's earnings could be partially offset, depending on the level of its sales commitments at the time, by higher spot prices.

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

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. For further information about these agreements, See Note E to the Company's Condensed Consolidated Financial Statements in Item 1 above.

Impact of Year 2000

Computer programs used by the Company for financial and operational purposes are being reprogrammed to be "Year 2000" compliant. The "Year 2000 problem" exists because many existing computer programs and embedded chip microprocessors were programmed to read the "00" in a year 2000 entry as 1900, or will fail to recognize "00" as a date at all. Failure to read the date properly or at all may cause miscalculations, or simply cause the program or microprocessor to send errant commands or cease functioning.

Assessment/Remediation Plan - Arch Coal began its assessment of its exposure to the Year 2000 problem prior to the Arch Mineral/Ashland Coal merger in June, 1997, when, in connection with the necessary integration of two companies' information services technology, a comprehensive plan for achieving an internal information services system free of Year 2000 concerns was adopted. Implementation of this plan commenced upon consummation of this merger, and essentially called for company-wide replacement of key financial, informational and operational computer systems with standardized equipment and programs that were programmed to properly process year 2000 entries. The plan for standardizing key internal systems was modified to incorporate the key internal information systems acquired in the June 1998 Arch Western transaction.

In April 1998, the Company implemented the first phase of its Year 2000 plan by installing a new Oracle General Ledger running on Year 2000 compliant HP 9000 servers and operating systems. In October 1998, the Company implemented Oracle's Human Resource system and plans to begin rolling out a new payroll system to all the Company's locations during the first half of 1999. The Company began installation of Mincom Inc. systems in July 1998 to replace non-compliant purchasing, inventory and accounts payable systems. The scheduled completion for installation of these Mincom systems at all the Company's mining locations is October 31, 1999. All desktop computers, network devices and related software are being tested and are replaced if there is a Year 2000 problem. The Company has standardized Windows 95, Office 95, and NT file/printer servers, effective in October 1998.

Arch Coal began the process of evaluating potential Year 2000 problems within its mining and processing equipment and within its systems and processes interfacing with, and hence dependent upon, third party systems, in late 1997. The effort to identify potential Year 2000 problems within Arch Coal's mining and processing equipment and in its interfaces with third parties is ongoing. When complete, customers, financial institutions, vendors, manufacturers, transportation companies and others with whom the Company conducts business and where the interruption of such business could have a material adverse affect on Arch Coal will be contacted, and cost effective efforts made to remediate or minimize possible problems.

Assuming the cooperation of third parties in connection with the Company's efforts, the Company believes that it will be able to complete its assessment of material adverse risk associated with Year 2000 problems in its mining and processing equipment and within such third party systems and processes sufficiently in advance of January 1, 2000, to effect remedial measures where such measures are possible and cost effective. The current target date for completing the assessment is February 28, 1999 and the target date for completing any remedial measures is July 31, 1999.

Costs of Plan - To date, Arch Coal has expended approximately $4.7 million of the total estimated $7 million required to eliminate Year 2000 concerns within the Company's internal information systems. The cost of the project is based on management's best estimates and there can be no assurance that these estimates will be achieved. Pending completion of the assessment of mining and processing equipment and third party system and processes risk, no amount can be reasonably estimated for remediation in these areas.

Year 2000 Risk - The risks posed to the Company by the Year 2000 problems are difficult to quantify with certainty. The Company's Year 2000 plan for reconfiguring and standardizing internal information systems to properly process year 2000 information is dependent upon several factors beyond the Company's immediate control. These factors include, for example, retention of qualified information services personnel in a highly competitive labor market and integrity of local and long distance carriers' Year 2000 telecommunication networks, which will be necessary for operation of the Company's wide area network. In addition, while the estimated completion date of the Company's reconfiguration efforts will permit some testing of the internal systems, the schedule would not likely give Arch Coal adequate time to address defects in the system's Year 2000 processing if vendors' or consultants' warranties with respect to the new systems are not true. The unavailability of the Company's internal information systems for a sustained period would have an adverse affect on the Company. Depending upon the nature of the unavailability of the Company's internal information systems, the adverse effect on the Company could be material.

With respect to the Company's mining and processing equipment, the Company believes the greatest risk posed is that any of its multitude of sampling, processing and loading equipment at its mines, loadouts and terminals ceases to function as a result of a processing error not identified and/or corrected in the Company's assessment/remediation plan. Such failures could result in breaches in or defaults under the Company's coal sales contracts (some of which contain prices substantially above current market). Termination of certain or multiple coal sales contracts could have an adverse effect on the Company, and depending on the contracts involved, the adverse effect on the Company could be material.

Finally, the Company believes the greatest Year 2000 risks are posed by the Company's interfaces with third party services, systems and processes. Chief among these risks are the loss of electrical power or transportation services at mine sites where the Company is captive to a single service provider and alternatives are unavailable or economically impractical. Loss of service from any of these single service providers would have an adverse affect on the Company. Depending upon the nature of the loss of service, the adverse effect on the Company could be material.

Contingency Plans - The Company has not established a formal contingency plan to address failures in the Company's Year 2000 assessment and remediation plan. Contingency plans will be developed for any area of the Year 2000 remediation effort where such effort is incomplete, the consequence of a possible Year 2000 problem is materially adverse and a viable contingency plan is possible and economically reasonable.

Factors Routinely Affecting Results of Operations

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence may experience fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of expiration or termination of, or sales price adjustments, redeterminations, renegotiations or suspensions of deliveries under, such coal supply agreements. Other short and long-term contracts define base or optional tonnage requirements by reference to the customers requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customers') control, including utility deregulation. Price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties, and redetermination provisions provide for an upward or downward adjustment in the contract price based on market factors. The contracts also typically include penalty, suspension and/or termination provisions for failure to meet quality specifications; force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party; and occasionally provisions that permit the utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

The Company's customers frequently combine various qualities of coal, nuclear power, natural gas and other energy sources in their generating operations, and, accordingly, their demand for coal of the kind produced by the Company varies depending on price and transportation, regulatory and other factors. The Company's coal production and sales also are subject to a variety of regulatory, operational, geologic, transportation and weather-related factors that routinely cause production to fluctuate.

Coal mining is subject to strict regulation by federal, state and local authorities. The scope of the regulation includes environmental and health and safety matters, and permits are required to be obtained by mining companies, the terms of which permits strictly regulate the environmental effects of coal mining by the permittee. Numerous permits are required for mining operations. The Company believes all permits required to conduct present mining operations have been obtained. The Company believes that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. Nevertheless, the regulatory authorities exercise considerable discretion in the timing of permit issuance. Because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that all permits will be issued in a timely manner or that permitting requirements will not be changed in a manner adversely affecting the Company. See the "Legal Contingencies" subsection of the
"Contingencies" section of this report above for a discussion of pending proceedings that could adversely affect the permits of the Company's subsidiaries.

Operational factors affecting production include anticipated and unanticipated events. For example, the results of the third quarter of each year are normally adversely affected by lower production and resultant higher costs because of scheduled vacation periods. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These anticipated adverse effects on the third quarter may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year. Unanticipated events, such as the unavailability of essential equipment because of breakdown or unscheduled maintenance, could adversely affect production. Permits are sometimes delayed by unanticipated regulatory requests or processing delays. Timely completion of improvement projects and equipment relocation depend to a large degree on availability of labor and equipment, timely issuance of permits and the weather.

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

Any one or a combination of changing demand; fluctuating selling prices; contract penalties, suspensions or terminations; routine operational, geologic, transportation and weather-related factors; unexpected regulatory changes; results of litigation; or labor disruptions may occur at times or in a manner that causes current and projected results of operations to deviate from projections and expectations. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a significant adverse effect on the Company's current and projected results of operations. Decreases in production from anticipated levels usually lead to increased mining costs and decreased net income. The effect of such a disruption at Mingo Logan operations would be particularly severe because of the high volume of coal produced by those operations and the relatively high contribution to operating income from the sale of such coal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures of market risk under SEC Regulation S-K, Item 305, will be provided, in accordance with the SEC's requirements, for the Company's fiscal years ending after June 15, 1998. Reference is made to the second paragraph under the Interest Rate Risk subsection of the Certain Risk Factors discussion of this report for information about the Company's current derivatives positions. The Company accrues amounts to be paid or received under its interest rate swap agreements over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. The Company's current accounting policies with respect to its current derivatives positions do not materially affect the Company's determination of earnings or financial position. The Company has not yet determined what the effect of FAS 133, "Accounting for Derivative Instruments and Hedging Activities" - to be adopted in 2000 - will have on its future earnings and financial position. For more information about FAS 133, see Note K to the Company's Condensed Consolidated Financial Statements above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The fourth, fifth, sixth, seventh, eighth and ninth paragraphs of the Legal Contingencies subsection of the Contingencies section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report are incorporated herein by reference. The audit of the Company's federal income tax returns for years 1992-1994 previously disclosed in response to this Item in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, was settled in November, 1998. The Company had adequately provided for all taxes due in connection with the settlement. In addition, in connection with the identification of the Company's Apogee subsidiary as a potentially responsive party under the Comprehensive Environmental Response Compensation and Liability Act and the Superfund Amendment and Reauthorization Act of 1996, as disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, Apogee was notified by another party to the proceeding that the Company would be indemnified by such party from liability in connection with the alleged release of hazardous chemicals.

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

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-4, registration number 333-28149 (the "S-4")).

3.2 Restated and Amended By-Laws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 to the S-4).

4.1  Stockholders   Agreement,   dated  as  of  April  4,  1997,  among  Carboex
     International,   Ltd.,   Ashland   Inc.   and  Arch   Mineral   Corporation
     (incorporated herein by reference to Exhibit 4.1 to the S-4).

4.2 Registration Rights Agreement, dated as of April 4, 1997, among Arch Mineral Corporation, Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 to the S-4, except for amended Schedule I, filed herewith).

4.3 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.3 to the S-4).
-----------------
 * Portions of the exhibit have been omitted pursuant to a request for confidential request.

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

27   Financial Data Schedule

(b)  Reports on Form 8-K

     Reports on Form 8-K dated July 22, 1998 (reporting that Ashland Inc., pursuant to its exercise of registration rights, would register approximately 2.1 million Company shares for sale in an underwritten public offering) and August 12, 1998 (reporting that Ashland Inc. terminated its exercise of registration rights with respect to approximately 2.1 million Company shares and would not offer such shares in an underwritten public offering) and a report on Form 8-K/A (amending Item 7 of the Form 8-K dated June 1, 1998, to add audited financial statements in connection with the Arch Western transaction) were filed during the period covered by this report and up to and including the date of filing of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ARCH COAL, INC.
                                            (Registrant)

Date:  November ___, 1998                   /s/   Patrick A. Kriegshauser
                                            ------------------------------------
                                            Patrick A. Kriegshauser
                                            Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial Officer)

Date:  November  ___, 1998                 /s/   Jeffry N. Quinn
                                           -------------------------------------
                                            Jeffry N. Quinn
                                            Senior Vice President, General
                                             Counsel and Secretary (Duly
                                             Authorized Officer)

Arch Coal, Inc.
                       Form 10-Q for Quarter Ended September 30, 1998

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

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-4, registration number 333-28149 (the "S-4")).

3.2 Restated and Amended By Laws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 to the S-4).

4.1  Stockholders   Agreement,   dated  as  of  April  4,  1997,  among  Carboex
     International,   Ltd.,   Ashland   Inc.   and  Arch   Mineral   Corporation
     (incorporated herein by reference to Exhibit 4.1 to the S-4).

4.2 Registration Rights Agreement, dated as of April 4, 1997, among Arch Mineral Corporation, Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 to the S-4, except for amended Schedule I, filed herewith).

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

27   Financial Data Schedule
--------
* Portions of the exhibit have been omitted pursuant to a request for confidential request.

Certain exhibits and schedules to the Exhibits filed herewith have been omitted in accordance with Item 601(b)(2) of the Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.