Form 10-K405
period 1998-12-31
ARCH COAL INC
filed 1999-03-02
CIK 1037676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998     COMMISSION FILE NUMBER: 1-13105

                                ARCH COAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      43-0921172
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

   CITYPLACE ONE, SUITE 300, ST. LOUIS, MO                         63141
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 994-2700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
            (Title of each class)               (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this form 10-K. [X]

     At February 26, 1999, based on the closing price of the registrant's common stock on the New York Stock Exchange on that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $138,166,273. In determining this figure, the registrant has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At February 26, 1999, there were 38,667,981 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

1. Portions of the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than March 12, 1999 are incorporated by reference into Part III of this Form 10-K.

2. Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I........................................................................      1
  ITEM 1.         BUSINESS....................................................      1
  ITEM 2.         PROPERTIES..................................................     10
  ITEM 3.         LEGAL PROCEEDINGS...........................................     12
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13
PART II.......................................................................     13
  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................     13
  ITEM 6.         SELECTED FINANCIAL DATA.....................................     14
  ITEM 7......    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................     14
  ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................     14
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     14
  ITEM 9......    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................     14
PART III......................................................................     14
  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     14
  ITEM 11.        EXECUTIVE COMPENSATION......................................     14
  ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................     15
  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     15
PART IV.......................................................................     15
  ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.........................................................     15

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arch Coal, Inc. ("Arch Coal" or the "Company") is the second largest coal producer in the United States. The Company mines, processes and markets primarily compliance and low-sulfur coal from 40 surface, underground and auger mines located in western, central Appalachian, and midwestern United States coal fields. Compliance and low-sulfur coal are types of coal that, when burned, emit
1.2 pounds and 1.6 pounds or less of sulfur dioxide per million Btu, respectively. As of December 31, 1998, the Company controlled approximately 3.7 billion tons of measured and indicated coal reserves, of which approximately 1.9 billion tons were located in coal fields in the western United States, 1.4 billion tons were located in coal fields in central Appalachia, and the remainder in midwestern coal fields.

     On June 1, 1998, Arch Western Resources, LLC ("Arch Western"), in which the Company owns a 99% membership interest, acquired the United States coal operations of Atlantic Richfield Company (the "Arch Western transaction"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., which operates the Black Thunder and Coal Creek mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates the West Elk mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), which operates three mines in Utah; and Arch of Wyoming, LLC, which operates two coal mines in the Carbon Basin of Wyoming. Arch Western owns a 65% membership interest in Canyon Fuel, with the remaining 35% membership interest owned by a subsidiary of ITOCHU Corporation of Japan.

     The Company and its operating subsidiaries (but not including Canyon Fuel as Arch Coal accounts for its interest in Canyon Fuel using the equity method) sold approximately 81.1 million tons of coal in 1998, 75.8 million tons of which were produced by the Company and the balance of which was purchased for resale. Approximately 76% of this tonnage was sold under long-term contracts (contracts having a term greater than one year) and the balance was sold on the spot market (contracts having a term of one year or less). Approximately 78% of 1998 total revenues were derived from sales of coal under long-term contracts. Sales of metallurgical coal in 1998 totaled 2.8 million tons, or approximately 5% of the Company's 1998 coal sales. In 1998, sales of coal in the export market totaled approximately 3.7 million tons. Sales of steam coal accounted for approximately 60% of these export sales, while the balance of export sales consisted of sales of metallurgical coal.

RECENT DEVELOPMENTS

     The Company previously announced that during 1999 it will consider divestiture of non-core and under-performing assets. In this regard, on March 2, 1999, the Company announced its intention to explore the potential disposition of its Coal-Mac (Kentucky), Lone Mountain and Pardee mining operations. These operations collectively contributed approximately 9.7% and 1% of the Company's total revenues and operating profit, respectively, for 1998. For additional information relating to these mining operations, see the information contained in the table on page 6. The Company intends to use the proceeds of any disposition to reduce debt, fund purchases under the Company's share repurchase program and to fund capital expenditures at its other operations. The Company anticipates that the disposition of these operations would be consummated prior to the end of the year; however, there can be no assurance as to when, if at all, these operations will be sold or at what price.

     On February 3, 1999, the United States District Court for the Southern District of West Virginia entered a temporary restraining order enjoining the U.S. Army Corps of Engineers from issuing a Section 404 permit needed for a new area at the Company's Dal-Tex mine. The temporary restraining order was subsequently extended until March 5, 1999. At the time the temporary restraining order was first entered, the court also began hearings on a motion for a preliminary injunction. The hearing concluded on February 26, 1999 and the Company expects a ruling on the preliminary injunction motion prior to the expiration of the temporary restraining order. See Item 3. "Legal Proceedings".

     On January 20, 1999, Canyon Fuel amended the coal supply agreements pursuant to which it supplied coal to the Intermountain Power Agency's Intermountain Power Project ("IPA"). Pursuant to the amended coal supply agreements, Canyon Fuel will supply coal to IPA through 2010 with a mutual option to extend to 2015 at a rate of approximately 2.2 million tons per year. Canyon Fuel and IPA settled a pending arbitration and related litigation resulting from IPA's assertion of a gross inequity under the coal supply contracts and disagreements over the price escalation provisions of the contracts. As part of the settlement, IPA agreed to pay to Canyon Fuel $12.7 million which had been withheld due to the dispute. The members of Canyon Fuel also agreed to terminate certain indemnification rights, including indemnification rights relating to the IPA coal supply agreements, arising in connection with the December 1996 acquisition of Canyon Fuel from The Coastal Corporation, and the Company agreed to terminate certain indemnification rights relating to the IPA coal supply agreements under agreements relating to the Arch Western transaction. In the aggregate the Company will receive $29.9 million over three years for termination of the indemnity rights. The proceeds from the termination of the indemnity rights will be used to repay debt and for other corporate purposes. This transaction will be accounted for in connection with the purchase price accounting for the Arch Western transaction and, therefore, no gain or loss will be recognized.

BUSINESS ENVIRONMENT

     Demand for Coal. Production of coal in the United States has increased almost three-fold since 1960 and today, coal generates 57% of the electricity consumed in the United States. This represents a 24% increase in market share over competing energy sources during the last 20 years. Coal attained this market share because of its relatively low cost and its availability throughout the United States. On an average, all-in cost per megawatt-hour ("MWh") basis, coal-fired generation is substantially less expensive than electricity generated from natural gas, oil or nuclear power. Hydroelectric power is inexpensive but is limited geographically and there are few suitable sites for new hydroelectric power dams. Consequently, in recent years nearly 90% of domestic coal production has been consumed by electric utilities. In addition to the relative competitiveness of coal-fired generation plants, coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting coal production and power generation, technological developments and the location, availability, and quality of competing sources of coal, as well as alternative fuels (natural gas, oil and nuclear) and alternative energy sources (hydroelectric).

     Long-term demand for electric power will depend on a variety of economic, regulatory, technological and climatic factors beyond the Company's control. Historically, domestic demand for electric power has generally increased as the U.S. economy has grown. Recently, two important regulatory initiatives, one designed to increase competition among utilities and lower the cost of electricity for consumers (see "Electricity Utility Deregulation," below), and another to improve air quality by reducing the level of sulfur emitted from coal-burning power generation plants (see "Clean Air Act Amendments," below), have had and are expected to continue to have significant effects on the electric utility industry and its coal suppliers.

     Electric Utility Deregulation. Electric utility deregulation is expected to cause utilities to focus even more on minimizing their fuel costs and has caused electric utilities to be more aggressive in negotiating prices with coal suppliers and to be more willing to switch to alternative coals. To the extent utility deregulation affects the Company's customers, the Company believes some aspects of deregulation may adversely affect the Company's business and operating results while other aspects of deregulation may have a positive effect. Deregulation should result in increased utilization of low cost coal-fired generating plants, but at the same time there will be increased price pressure on coal producers since fuel costs account for a high percentage of the cost of operating a generating plant.

     Clean Air Act Amendments. A major regulatory change affecting the coal industry is Title IV of the Clean Air Act Amendments (the "Amendments") enacted in 1990. The Amendments have had, and will continue to have, a significant effect on the domestic coal industry. In general, Phase I of the Amendments, which became effective in 1995, regulates the level of emissions of sulfur dioxide from power plants and targets the highest sulfur dioxide emitters. Phase II, to be implemented in 2000, will extend the restrictions of the Amendments to all power plants of greater than 75 megawatt capacity. The Amendments do not define allowable emission levels on a per plant basis, but instead allocate emission allowances to the affected plants and allow the emission allowances to be traded so that market participants can fashion more efficient and flexible compliance strategies. The emission allowance allocations for Phase I units were based on 2.5 pounds of sulfur dioxide per million Btus and Phase II allocations will be based on 1.2 pounds of sulfur dioxide per million Btus.

     It was generally anticipated that Phase I of the Amendments would increase prices for low-sulfur coal. This effect did not materialize, primarily because of increased investment in low-sulfur production capacity and related transportation facilities in the western United States, and to a lesser degree in central Appalachia, in reaction to the anticipated price increase. When the Amendments were enacted, many plants switched to low-sulfur coal supplied from the Powder River Basin, located predominantly in Wyoming. This compliance strategy generated an unexpectedly large number of emission allowances. Some of these emission allowances were marketed together with higher sulfur coal and sold in competition with lower-sulfur production. The Company believes that these factors reduced or capped the anticipated price increase for low-sulfur coal in Phase I.

     The Company believes that a price premium for low-sulfur coal is more likely to develop during Phase II because additional coal-burning electric power plants will be affected by Phase II. However, this price premium is not expected to develop until well into Phase II, after the large bank of Phase I emissions allowances has been reduced and before utilities electing to comply with Phase II by installing so-called "scrubber" sulfur-reduction technologies are able to implement this compliance strategy. The Company does not believe that compliance strategies utilizing scrubbers will result in significant downward pressure on compliance coal prices during initial phases of Phase II. However, if the prices of compliance coal and/or emission allowances rise, scrubber compliance strategies may become more competitive. The expected reduction of the existing bank of emission allowances during Phase II should also help to rationalize the market for compliance coal in the long term to the extent utilities are unable to utilize strategies to create a new bank of emission allowances.

     Industry Competition, Market Prices and the Cost of Production. Even assuming that Clean Air Act Phase II requirements and electric utility deregulation will strengthen demand for low-sulfur coal, the Company still faces substantial competition from other coal producers with excess supply. The coal industry has historically been prone to oversupply situations as there have been few barriers to entry. At the same time, profit margins from remaining above-market contracts, coupled with high exit costs in the form of environmental and employee-related liabilities, have encouraged the perpetuation of marginal operations.

     The price at which the Company's production can be sold is dependent upon many factors, many of which are beyond the Company's control. The Company sells coal under long-term contracts and on the spot market. Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis. See "Sales and Marketing." In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation cost are major determinants of the price for which the Company's production can be sold. Coal production costs vary widely depending upon the region in which the coal is produced. Factors that directly influence production cost, include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves and transportation costs. Western coal is relatively inexpensive to mine because the seams are thick and typically close to the surface. As a result, open-cast mining methods are used. The large capital costs associated with dragline mining and truck and shovel mining are amortized over a relatively large amount of coal produced. Western mines are also highly productive and labor is a much smaller component of the cost structure. Eastern coal is more expensive to mine than western coal because there is a high percentage of underground coal in the east and eastern surface coal tends to have thinner coal seams. Additionally, underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining. In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to the excess coal production capacity in the United States. Competition resulting from excess capacity encourages producers to reduce prices and to pass productivity gains through to customers.

The lower production cost in the western mines is offset somewhat by the higher quality of many eastern coals and higher transportation cost to many coal-fired power plants in the country.

     Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances. Intraregional and interregional competition is keen as producers seek to position themselves as the low-cost producer and supplier of high-demand product to electric power utilities.

     Transportation of Coal. Transportation costs are another fundamental factor affecting coal industry competition, particularly interregional competition. Nearly 80% of coal deliveries to utilities are made by rail. Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, coal transportation rates from the Powder River Basin into central Appalachian markets limited the use of Powder River Basin coal in those markets. More recently, lower rail rates from the Powder River Basin to markets served by eastern producers have created major competitive challenges for eastern producers.

     Barge transportation is the lowest-cost method of transporting coal long distances in the eastern United States and the large numbers of eastern producers with river access keep coal prices very competitive for river shipments. The Company believes that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for central Appalachian coal. With close proximity to competitively-priced central Appalachian coal and the ability to receive western coals, the Company believes utilities with plants located on the Ohio River system will become price setters in a deregulated environment. The ability of these utilities to blend western and eastern coals will also create a new, dynamic fuel procurement environment that could place western and eastern coals in even greater competition and limit rail price premiums. River transport is an important transportation option not available to Powder River Basin producers between Wyoming and midwestern river terminals.

     Railroads move more coal than any other commodity, and in 1996 coal accounted for 22% of total U.S. rail freight revenue and 44% of total freight tonnage. Most coal mines are served by a single rail company, but much of the Powder River Basin mines are served by two competing rail carriers. Rail competition in this producing region is important, since rail costs constitute up to 75% of the delivered cost of Powder River Basin coal in remote markets.

     Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented. There can be no assurance that the Company's costs will permit it to compete effectively with other producers seeking to provide coal to a customer. To prosper in the business environment described above, a coal producer must be able to maintain low production costs, offer a variety of products and have access to multiple transportation systems.

SALES AND MARKETING

     The Company sells coal under long-term contracts (contracts having a term of greater than 12 months) as well as on a current market, or spot, basis. When the Company's coal sales contracts expire, the Company is exposed to the risk of having to sell coal into the spot market, where demand is variable and prices are therefore subject to greater volatility. Historically, the price of coal sold pursuant to contracts exceeded then prevailing spot prices for coal. However, in the past several years new contracts have been priced at or near existing spot rates.

     The terms of coal sales contracts result from bidding and extensive negotiations with customers. Consequently, the terms of such contracts vary significantly in many respects, including price adjustment features, price reopener terms, coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, and force majeure, termination and assignment provisions.

     Frequently, base prices are set at the beginning of the term of a contract and are then adjusted at intervals for changes due to inflation or deflation and, in many cases, changes in costs such as taxes, reclamation fees, black lung charges and royalties. The inflation or deflation adjustments are measured by public indices, the most common of which is the implicit price deflator for the gross domestic product as published by the United States Department of Commerce. The base price is also often adjusted to a market price which is either negotiated or determined in a predetermined manner when there is a price reopener.

     Price reopeners are present in many of the more recently executed long-term contracts and usually occur periodically midway through the term of a contract. Reopeners typically allow the contract price to be renegotiated in order to be in line with the then-prevailing market price. In some circumstances, customers have the option to terminate the contract if the parties do not agree on a new price. The length of sales contracts has decreased significantly over the last few years as electricity generators have prepared for federal Clean Air Act requirements and the impending deregulation of their industry.

     Quality and volumes for the coal are stipulated in coal sales contracts, although customers normally have the option to vary volume to some limited extent. Variations in the quality and volumes of coal may lead to adjustments in the contract price. Coal sales contracts typically stipulate procedures for quality control, sampling and weighing.

     Contract provisions in some cases specify how coal will be supplied in the event of a force majeure, including such events as strikes, adverse mining conditions, serious transportation problems or, in certain instances, changes in laws. More recent contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the customer. Coal sales contracts typically contain termination clauses if either party fails to comply with the terms and conditions of the contract.

     In certain contracts, the Company has a right of substitution, allowing it to provide coal from different mines as long as it is of a certain specified quality and will be sold at the same delivered cost.

     There are certain contracting terms that differ between a standard "eastern U.S." contract and a standard "western U.S." contract. In the eastern United States, many customers require that the coal be sampled and weighed at the destination whereas in the western United States samples are still taken at the source. More eastern United States coal is purchased on the spot market. The eastern United States market has traditionally been a more short-term market because of the larger number of smaller mining operations in that region. Western U.S. contracts normally stipulate that certain production taxes and coal royalties be reimbursed in full by the buyer rather than being a pricing component within the contract. These items are a significant portion of western U.S. coal pricing.

     Another factor that may impact the sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange initiated electricity commodity trading a few years ago and has been developing standards for coal contracts. It has announced its intention to initiate coal contract trading in the summer of 1999, based on a Huntington, West Virginia hub. The development of the standards to determine price has been difficult because of the non-homogeneous character of coal and diversity in mining locations, conditions and operations. Nonetheless, in anticipation of commodity trading, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. The financial markets will provide sellers and buyers with more commonly used hedging tools such as put and call options. The trend to more commodity type transactions could mark a significant change in how coal is sold. It is too early to determine whether this trend will have a material effect on the Company and its operating results.

RELIANCE ON MAJOR CUSTOMERS

     The Company's total sales to American Electric Power Company, Inc. ("AEP") and Southern Company and their respective affiliates accounted for approximately 13.0% and 11.3%, respectively, of the Company's total revenues in 1998. AEP and Southern Company and/or their affiliates each currently has multiple long-term contracts with the Company. If the Company experienced an unanticipated and immediate loss of all of the contracts with either of these customers, the loss could have a material adverse effect on the Company's business and results of operations.

OPERATIONS

     As of December 31, 1998, the Company operated a total of 40 mining complexes, all located in the United States. Coal is transported from the Company's mining complexes to customers by means of railroad cars, river barges or trucks, or a combination of these means of transportation. The following table provides the location and a summary of information regarding the Company's principal mining complexes and the coal reserves associated with these operations as of December 31, 1998:

                                                                                        TONS
                                                                                     PRODUCED IN     RECOVERABLE    COST(3)/BOOK
                           CAPTIVE     CONTRACT        MINING                          1998(2)        RESERVES          VALUE
MINING COMPLEX (LOCATION)  MINE(S)*    MINE(S)*     EQUIPMENT(1)    TRANSPORTATION  (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
-------------------------  --------    --------     ------------    --------------  -------------   -------------   -------------
CENTRAL APPALACHIA
Mingo Logan (WV)........   S(2), U    U(4), S(3)   L, LW, C               NS            11.0              32.5         $119/$83
Coal-Mac (KY)...........   S(3)       --           L                     CSX             1.5               7.2           21/13
Dal-Tex (WV)............   S, U       --           D, L, S, CM(4)        CSX             4.6              86.5           60/48
Hobet 21 (WV)...........   S, U       U(2)         D, L, S(5)            CSX             4.1              94.0           77/63
Arch of West Virginia
  (WV)..................   S(2)       --           D, L, S(6)            CSX             5.5              24.3          130/34
Samples (WV)............   S          --           D, L, S(7)         barge, CSX         4.9              33.1           92/45
Campbells Creek (WV)....   --         U(2)         --                   barge             .9              12.8            5/1
Lone Mountain (KY)......   U(2)       --           C                      NS             2.4              63.1           83/40
Pardee (VA).............   S, U       U            L, C                   NS             1.4              11.0           33/14
WESTERN UNITED STATES
Black Thunder (WY)......   S          --           D, S(8)              UP, BN          24.7           1,129.0          171/164
Coal Creek (WY).........   --         S            --                   UP, BN           4.4             268.6           44/42
West Elk (CO)...........   U          --           LW, C                  UP             3.9             145.2           81/73
Skyline (UT)............   U          --           LW, C                  UP             2.4              72.2           (9)
SUFCO (UT)..............   U          --           LW, C                  UP             3.7              81.2           (9)
Dugout Canyon (UT)......   U          --           C(10)                  UP              .2              54.7           (9)
Arch of Wyoming (WY)....   S(2)       --           D, S(11)               UP             1.3               1.5           60/4
MIDWESTERN UNITED STATES
Arch of Illinois (IL)...   U          --           C                    UP, IC           3.5(12)          22.4          168/10

-------------------------

    S     =   Surface Mine      D     =   Dragline          UP    =   Union Pacific Railroad
    U     =   Underground Mine  L     =   Loader/Truck      IC    =   Illinois Central Railroad
                                S     =   Shovel/Truck      BN    =   Burlington Northern Railroad
                                LW    =   Longwall          NS    =   Norfolk Southern Railroad
                                C     =   Continuous Miner

* Multiple captive and contract mines are included in parentheses.

 (1) Reported for captive operations only.

 (2) Represents seven months production for the mines acquired in the Arch Western transaction, including Black Thunder, Coal Creek, West Elk, Skyline, SUFCO and Dugout Canyon. Skyline, SUFCO and Dugout Canyon are mines operated by Canyon Fuel; production represents 100% for these facilities.

 (3) Reflects purchase accounting adjustments.

 (4) Utilizes an 80-yard dragline and two 51-cubic-yard shovels.

 (5) Utilizes an 83-cubic-yard dragline and a 51-cubic-yard shovel.

 (6) Utilizes a 49-cubic-yard dragline, a 43-cubic-yard shovel, a 22-cubic-yard shovel and a 28-cubic-yard loader at the Ruffner Mine, and a 53-cubic-yard shovel and a 28-cubic-yard loader at the Wylo Mine.

 (7) Utilizes a 110-cubic-yard dragline, a 53-cubic-yard shovel, a 22-cubic-yard hydraulic excavator and two 28-cubic-yard loaders.

 (8) Currently utilizes 156-cubic-yard, 90-cubic-yard and 45-cubic-yard draglines and 60-cubic-yard and 82-cubic-yard shovels. This mining complex is currently being expanded to include the addition of a 130-cubic-yard dragline.

 (9) Canyon Fuel is an equity investment and its financial statements are not consolidated into the Company's financial statements.

(10) Currently under development; full production projected to begin with the addition of a longwall in the 3(rd) quarter of 2000.

(11) Utilizes 76-cubic-yard and 64-cubic-yard draglines at Medicine Bow and 32-cubic-yard dragline at Seminoe II.
(12) Includes production from a surface mine which was idled in 1998 due to the exhaustion of reserves.

     All mining complexes described above have unit train load-out facilities except Campbell's Creek. Preparation plants are located at the following complexes: Mingo Logan, Dal-Tex, Hobet 21, Arch of West Virginia, Samples, Campbell's Creek, and Lone Mountain. The mining complexes, mines and related facilities described above are accessible by public road, and power to the complexes, mines and facilities is supplied by public utility companies doing business in the area of such operations. The plant and equipment at each of the mining complexes are suitable for the mining operations undertaken at each complex.

     All of the coal reserves at the mining complexes described above are either compliance or low-sulfur coal, with the exception of the coal reserves at the Arch of Illinois mining complex.

     Although the Company believes it has a strong reserve base relative to its competition, the Company's profitability depends substantially on having access to coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by the tonnage produced at such mines.

     The Company may experience significant fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of one or more factors beyond its control, including expiration or termination of, or sales price redeterminations or suspensions of deliveries under, long-term contracts; disruption of transportation services; changes in mine operating conditions; changes in laws or regulations, including permitting requirements; unexpected results in litigation; work stoppages or other labor difficulties; competitive and overall coal market conditions; and general economic conditions. The Company's mining operations are subject to conditions or events beyond the Company's control that can affect the cost of mining at particular mines for varying lengths of time and could have an adverse effect on results of operations. These factors include weather conditions; fires and explosions; equipment replacement and repair requirements; variations in coal seam thickness; amount of overburden, rock and other natural materials; other surface or subsurface conditions. Such production factors frequently result in significant fluctuations in operating results.

     Third quarter results of operations are frequently adversely affected by lower production and resultant higher costs due to scheduled vacation periods at the majority of the Company's mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects may make the third quarter not comparable to the other quarters and not indicative of results to be expected for the full year.

TRANSPORTATION

     Coal from the mines of the Company's subsidiaries is transported by rail, truck and barge to domestic customers and to Atlantic or Pacific coast terminals for shipment to domestic and international customers.

     Arch Coal Terminal is located on a 60-acre site on the Big Sandy River approximately seven miles upstream from its confluence with the Ohio River. Arch Coal Terminal provides coal storage and transloading services. On December 31, 1998, the Company sold its idled Big Sandy Terminal operation to Aquila Energy Corporation.

     The Paint Creek Terminal is located on leased property on the Kanawha River at Crown Hill, West Virginia. The facility transloads coal trucked from the Samples Mine for shipment by barge to the Company's customers.

     Company subsidiaries together own a 17.5% interest in Dominion Terminal Associates ("DTA"), which leases and operates a ground storage-to-vessel coal transloading facility (the "DTA Facility") in Newport News, Virginia. The DTA Facility has a rated throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The DTA Facility serves international customers, as well as domestic coal users located on the eastern seaboard of the United States.

     Arch Western owns a 5.4% equity interest and Canyon Fuel owns a 9.2% equity interest in the Los Angeles Export Terminal ("LAXT"), which leases a dry bulk terminal operation within the Port of Los Angeles. LAXT is served by the Union Pacific railroad. Three loop tracks circle a stockpile area with a capacity of 75 million tons. Current annual rated capacity at the terminal is 10 million tons. The City of Los Angeles owns the land upon which the facility has been constructed. LAXT has entered into a 35 year lease with the City which provides compensation for its contribution of cash and land to the venture. The total cost of the facility is approximately $143 million.

REGULATIONS AFFECTING COAL MINING

     Coal mining is subject to strict regulation by federal, state, and local authorities. The scope of the regulation includes environmental and health and safety matters, and permits are required to be obtained by mining companies, the terms of which strictly regulate the environmental effects of coal mining.

     Permitting and Environmental Matters

     Numerous permits are required for mining operations. Other than as described in "Item 3. Legal Proceedings" below, the Company believes all permits required to conduct present mining operations have been obtained and that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. However, as described in "Item 3. Legal Proceedings" below, the regulatory environment in West Virginia is changing with respect to current or future large scale surface mines. The regulatory authorities have considerable discretion in the timing of permit issuance. Because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including intervention in the courts. There can be no assurance that all permits will be issued in a timely matter or that permitting requirements will not be changed in a manner adversely affecting the Company.

     The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") was enacted to regulate certain surface mining of coal and the surface effects of underground mining. All states in which the Company's subsidiaries operate have similar laws and regulations enacted pursuant to SMCRA which regulate surface and deep mining and that impose, among other requirements, reclamation and environmental requirements and standards.

     The federal Clean Water Act ("CWA") affects coal mining operations in two principal ways. First, the Army Corps of Engineers (the "Corps") issues permits under Section 404 of the CWA whenever a mine operator proposes to build a fill or impoundment in waters of the United States. In addition, the Environmental Protection Agency (the "EPA") must approve the issuance by a state agency of an NPDES (National Pollutant Discharge Elimination System) permit under Section 402 of the CWA. These permits encompass storm water discharges from a mine facility. Regular monitoring and compliance with reporting requirements and performance standards are preconditions for the issuance and renewal of NPDES permits governing the discharge of pollutants into waters. All states in which the Company's subsidiaries operate also have laws restricting discharge of pollutants into the waters of those states.

     The federal Resource Conservation and Recovery Act ("RCRA") and implementing federal regulations exclude from the definition of hazardous waste all coal extraction, beneficiation and processing wastes. Additionally, other coal mining wastes which are subject to a SMCRA permit are exempt from RCRA permits and standards. Each of the states in which the Company's subsidiaries are currently engaged in mining similarly exempt coal mining waste from their respective state hazardous waste laws and regulations. The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act, affects coal mining operations by subjecting them to liability for the remediation of releases of hazardous substances (other than waste excluded from federal and state regulation, as noted above) that may endanger public health or welfare or the environment.

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

     The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") addressed two under-funded trust funds which were created to provide medical benefits for certain United Mine Workers Association ("UMWA") retirees. The Benefit Act provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) that commenced in 1995.

     Compliance with Regulatory Requirements and Existing Environmental
Liability

     The Company's operating subsidiaries endeavor to conduct their operations in compliance with all applicable federal, state, and local laws and regulations. However, because of the extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry. From time to time the Company and its subsidiaries are party to civil and administrative proceedings as a result of alleged failures to comply with mandatory federal or state health and safety regulations. The Company believes that any adverse results in the currently pending proceedings, if incurred, would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity. See "Item 3. Legal Proceedings."

EMPLOYEES

     As of February 5, 1999, the Company and its subsidiaries (including Canyon
Fuel) employed a total of 4,455 persons (including 27 part-time employees), 1,003 of whom were represented by the UMWA under a collective bargaining agreement that expires in 2002.

                               EXECUTIVE OFFICERS

     The following is a list of the Company's executive officers, their ages and their positions and offices held during the last five years.

     Steven F. Leer, 46, has been President and Chief Executive Officer of the Company since 1992.

     Kenneth G. Woodring, 49, has been Executive Vice President -- Mining Operations of the Company since 1997. Mr. Woodring served as Senior Vice President -- Operations of Ashland Coal since 1989.

     C. Henry Besten, Jr., 50, has been Vice President -- Strategic Marketing of the Company and President of the Company's Arch Energy Resources, Inc. subsidiary since 1997. Mr. Besten served as Senior Vice President -- Marketing for Ashland Coal since 1990.

     John W. Eaves, 41, has been Vice President -- Marketing of the Company since 1997 and President of the Company's Arch Coal Sales Company, Inc. since 1995. Prior to 1995, he held a series of sales related positions with the Company.

     Patrick A. Kriegshauser, 37, has been Senior Vice President and Chief Financial Officer of the Company since July 1998. Mr. Kriegshauser served as Senior Vice President, Treasurer and Chief Financial Officer of the Company from August 1996. From 1995 to 1996 he served as the Company's Vice President and Controller and from 1993 to 1995 he served as its Vice President -- Planning and Development.

     David B. Peugh, 44, has been Vice President--Business Development of the Company since 1993. Prior to 1993, Mr. Peugh was Director of Exploration and Development of Ashland Coal.

     Jeffry N. Quinn, 40, has been Senior Vice President -- Law & Human Resources, Secretary and General Counsel of the Company since 1995 and, during the prior five years, he served as its Senior Vice President, Secretary and General Counsel.

     Robert W. Shanks, 45, has been Vice President -- Operations of the Company since 1997. He was President of the Company's Apogee Coal Company subsidiary since 1988.

ITEM 2. PROPERTIES

     Arch Coal and its operating subsidiaries (but not including Canyon Fuel as Arch Coal's interest in it is accounted for on the equity method) sold 81.1 million tons of coal in the twelve months ended December 31, 1998, as compared to 40.5 and 29.4 million tons sold in the twelve months ended December 31, 1997 and 1996, respectively. The growth in the tons sold is due to the Ashland Coal merger effective July 1, 1997 and the Arch Western transaction effective June 1, 1998. Of the total tonnage sold in the twelve months ended December 31, 1998, approximately 76% was sold under long-term contracts, as compared to 72% for the twelve months ended December 31, 1997 and 1996, respectively, with the balance being sold on the spot market. In the twelve months ended December 31, 1998, Arch Coal and its operating subsidiaries sold 3.7 million tons of coal in the export market (which does not include tons sold by Canyon Fuel), compared to 1.9 and 0.1 million tons in the twelve months ended December 31, 1997 and 1996, respectively.

     The Company estimates that as of December 31, 1998 it owned or controlled measured (proven) and indicated (probable) coal reserves of approximately 3.7 billion tons, as set forth in the following table. Reserve estimates are prepared by the Company's engineers and geologists and are reviewed and updated periodically. Total reserve estimates will change from time to time reflecting mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. Anticipated losses from extraction and, where applicable, washing of the coal have been eliminated from the estimate. The Company believes that a majority of these reserves are comprised of low-sulfur coal, and a substantial portion of such low-sulfur coal is so-called "compliance coal." Compliance coal emits 1.2 pounds or less of sulfur dioxide per million Btu upon combustion without the aid of sulfur reduction technology, and is referred to as such because combustion of such coal results in sulfur emissions within the parameters required by the Clean Air Act.

RECOVERABLE COAL:

                      REGION OR STATE                           MEASURED    INDICATED     TOTAL
                      ---------------                           --------    ---------     -----
                                                                      (THOUSANDS OF TONS)
Wyoming.....................................................    1,469.1        68.8      1,537.9
Central Appalachia..........................................    1,010.2       418.2      1,428.4
Illinois....................................................      243.7        86.7        330.4
Utah*.......................................................      191.0        57.4        248.4
Colorado....................................................      120.3        24.9        145.2
                                                                -------       -----      -------
Total.......................................................    3,034.3       656.0      3,690.3

-------------------------
* Represents 100% of the reserves held by Canyon Fuel

     On October 1, 1998, the Company was the successful bidder in a competitive federal coal lease auction for the 3,546 acre Thundercloud Tract in the Powder River Basin of Wyoming. The Thundercloud Tract contains an estimated 412 million tons of demonstrated coal reserves and is contiguous with Arch Coal's Black Thunder mine.

     The Company's coal properties are either owned outright or controlled by lease. As of December 31, 1998, the Company's subsidiaries owned, or controlled primarily through long-term leases, approximately 100,800, 50,400 and 14,500 acres of coal lands in Wyoming, Utah and Colorado, respectively; 273,000, 90,500 and 2,000 acres of coal lands in West Virginia, Eastern Kentucky, and Virginia, respectively; and 118,600 acres of coal lands in the Illinois Basin.

     Approximately 77,700 acres of the Company's 650,000 acres of coal land (which totals include 100% of the acreage held by Canyon Fuel) are leased from the federal government with terms expiring between 1999 and 2018, subject to readjustment and/or extension and to earlier termination for failure to meet diligent development requirements. Additionally, private term leases covering principal reserves under the Company's current mining plans are not scheduled to expire prior to expiration of projected mining activities. The Company's subsidiaries also control through ownership or long-term leases approximately 5,880 acres of land which are used either for its coal processing facilities or are being held for possible future development. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. Most of these leases run until the exhaustion of mineable and merchantable coal. The remaining leases have primary terms ranging from one to 40 years from the date of their execution, with most containing options to renew. The majority of the significant leases are on a percentage royalty basis. In certain cases, a lease bonus (prepaid royalty) is required, payable either at the time of execution of the lease or in annual installments following such execution. In most cases, the prepaid royalty amount is applied to reduce future production royalties. Mining plans are not necessarily indicative of the life of the mine. The extent to which reserves will eventually be mined depends upon a variety of factors, including future economic conditions and governmental actions affecting both the mining and marketability of coal.

     The Pine Creek, Black Bear, Campbells Creek, Samples, Ruffner and Holden 25/Ragland preparation plants and related loadout facilities are located on properties held under leases which expire at varying dates over the next thirty years with either optional 20-year extensions or with unlimited extensions, and the balance of the Company's preparation plants and loadout facilities are located on property owned by the Company.

     All of the identified coal reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 66% consist of compliance coal while an additional 24% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Some of the Company's low-sulfur coal can be marketed as compliance coal when blended with other compliance coal. Accordingly, most of the Company's reserves are primarily suitable for the domestic steam coal markets. However, a substantial portion of the low-sulfur and compliance coal reserves at the Mingo Logan operations may also be used as a high-volatile, low-sulfur, metallurgical coal.

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

     The carrying cost of the Company's coal reserves at December 31, 1998 was $1.33 billion, consisting of $13.6 million of prepaid royalties included in current assets, $31.6 million of prepaid royalties classified as an other asset, and $1.28 billion net book value of coal lands and mineral rights.

     The Company's executive headquarters occupy approximately 50,000 square feet of leased space at CityPlace One, St. Louis, Missouri. See "Item 1. Business" incorporated by reference herein for a further description of the Company's subsidiaries' mining complexes, mines, transportation facilities and other operations. The Company's subsidiaries currently own or lease the equipment that is utilized in their mining operations.

ITEM 3. LEGAL PROCEEDINGS

     A customer of the Company informed the Company that its power plant to which the Company supplies coal will no longer provide baseload capacity to the public utility which purchases the electricity produced from the plant and instead will be used to provide peak demand only. It is alleged by the customer that the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company has filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998, the court granted the customer's motion to stay the lawsuit pending arbitration. As of December 31, 1998, the carrying amount of acquisition costs allocated to this coal supply contract amounts to approximately $13.7 million. The Company currently expects that it will recover the carrying amount of this asset, however, the ultimate outcome of this matter is uncertain.

     On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in an accidental discharge of approximately
6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the EPA and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of Virginia opened a criminal investigation of the 1996 incident. The Company has cooperated with the U.S. Attorney throughout the investigation which is still pending.

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

     On July 16, 1998, 10 individuals and The West Virginia Highlands Conservancy filed suit in U.S. District Court for the Southern District of West Virginia alleging violations of SMCRA and the Clean Water Act. Named as defendants in the suit are the director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps"). In their complaint, the plaintiffs allege that the DEP has violated its duties under SMCRA and the Clean Water Act by approving surface mining permits that authorize the construction of "valley fills." These are the large, engineered works into which the excess earth and rock extracted above and between the seams of coal that are removed during surface mining is placed. The approval of such permits are alleged to "result in unpermitted discharges of pollutants into state waters, violations of state water quality standards, disturbance to the 100-foot buffer zone around streams, [and] destruction to riparian vegetation." The complaint also alleges that the DEP has failed to require that lands mined be restored to their approximate original contour and that approved post-mining land uses are enforced following reclamation.

     Four indirect, wholly-owned subsidiaries of the Company currently hold nine permits that were identified in the complaint as violating the legal standards that the plaintiffs have requested the district court to interpret. In addition, a pending permit application for the Company's Dal-Tex operation (known as the "Spruce Fork Permit") is specifically identified as a permit whose issuance should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the DEP on August 6, 1998. The Company and the other defendants have vigorously opposed claims asserted in the lawsuit.

     A settlement was entered between the plaintiffs and the Corps on December 23, 1998. Under that agreement, the plaintiffs agreed to dismiss all claims against the Corps in return for the Corps agreeing, in conjunction with other federal agencies, to conduct a comprehensive environmental impact study of the long-term effects of valley fills. During the twenty-four (24) months anticipated to complete the study, the agreement imposes new, interim standards that will be used in reviewing and approving permits. The most significant change imposed under the settlement agreement is the obligation of a permit applicant to seek an individual sec. 404 Clean Water Act permit if it proposes to construct a valley fill affecting a drainage area larger than 250 acres.

     The Company's Dal-Tex operation's Spruce Fork Permit was specifically excluded from the terms of the settlement. Nevertheless, EPA withdrew its final objections to a Clean Water Act section 402 NPDES permit that had been pending since mid-1998. The Company was notified by the Corps on January 21, 1999 that it would issue its Clean Water Act section 404 permit within five (5) days, which was the last permit, approval, or authorization needed to commence mining on the Spruce Fork Permit. On January 26, 1999, the plaintiffs moved for a temporary restraining order. On February 3, 1999, the U.S. District Court for the Southern District of West Virginia entered the restraining order, which was subsequently extended until March 5, 1999. Simultaneously, the court commenced a hearing on plaintiff's motion for a preliminary injunction which concluded February 26, 1999. The Company expects a ruling on the preliminary injuction prior to the expiration of the temporary restraining order. Should the court enter the preliminary injunction, or otherwise delay substantially the issuance of the permit, the decision will have a material adverse effect on the Dal-Tex operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Stockholder Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Selected Financial Information" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in the Company's 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Annual Report for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 1, 1997, the Board of Directors of the Company engaged Ernst & Young LLP, to act as the Company's independent certified public accountant. Ernst & Young LLP replaced Arthur Andersen LLP on July 1, 1997. Ernst & Young LLP also acts as the independent auditor for Ashland Inc., the Company's majority stockholder. Arthur Andersen LLP's report on the Company's financial statements for the fiscal year ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures during such fiscal year or thereafter through and including the date of the conclusion of Arthur Andersen LLP's services, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaption "Nominees for Director" which appears under the caption "Election of Directors" beginning on Page 2 in the Company's Proxy Statement to be distributed to Company stockholders in connection with the Company's 1999 Annual Meeting (the "1999 Proxy Statement"). See also the list of the Company's executive officers and related information under "Executive Officers" in Part I, Item 1. herein.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing in the "Summary Compensation Table", the "Option Grants in Last Fiscal Year" table, the "Aggregated Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values" table, the Pension Plan section (including the table therein), the Employment Agreements section, the Compensation of Directors section, and the Compensation Committee Interlocks and Insider Participation section appearing on pages 11 to 14 in the Company's 1999 Proxy Statement. No portion of the Personnel and Compensation Committee Report on Executive Compensation for 1998 or the Arch Coal Performance Graph is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" beginning on Page 4 of the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Certain Relationships and Related Transactions" beginning on Page 14 of the Company's 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)    The following consolidated financial statements of Arch
                Coal, Inc. and subsidiaries included in the Company's 1998
                Annual Report to Stockholders are incorporated by reference:
                Consolidated Statements of Income -- Years Ended December
                31, 1998, 1997 and 1996
                Consolidated Balance Sheets -- December 31, 1998 and 1997
                Consolidated Statements of Stockholders' Equity -- Years
                Ended December 31, 1998, 1997, and 1996
                Consolidated Statements of Cash Flows -- Years Ended
                December 31, 1998, 1997 and 1996
                Notes to Consolidated Financial Statements
                The following financial statements of Canyon Fuel Company, LLC are incorporated by reference in Exhibit 99:
                Statements of Income -- Year Ended December 31, 1998 and for the Period From December 20, 1996 (inception) Through
                December 31, 1997
                Balance Sheets -- December 31, 1998 and 1997
                Statements of Members' Equity -- Year Ended December 31,
                1998 and for the Period From December 20, 1996 (inception)
                Through December 31, 1997
                Statements of Cash Flows -- Year Ended December 31, 1998 and
                For the Period From December 20, 1996 (inception) Through
                December 31, 1997
                Notes to Financial Statements
      (a)(2) The following consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:
                II -- Valuation and Qualifying Accounts at page 23.
                Report of Arthur Andersen LLP (filed as Exhibit 99.1 hereto and incorporated herein)
                Report of PricewaterhouseCoopers LLP (filed as Exhibit 99.2 hereto and incorporated herein)
                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
      (a)(3)    Exhibits filed as part of this Report are as follows:
 2.1            Purchase and Sale Agreement dated as of March 22, 1998 among
                Atlantic Richfield Company, ARCO Uinta Coal Company, Arch
                Coal, Inc. and Arch Western Acquisition Corporation
                (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

 2.2            Contribution Agreement among Arch Coal, Inc., Arch Western
                Acquisition Corporation, Atlantic Richfield Company, Delta
                Housing, Inc. and Arch Western Resources LLC, dated as of
                March 22, 1998 (incorporated herein by reference to Exhibit
                2.2 of the Company's Current Report on Form 8-K filed June
                15, 1998)
 3.1            Restated Certificate of Incorporation of Arch Coal, Inc.
                (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration
                No. 333-28149) filed on May 30, 1997)
 3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's
                Registration Statement on Form S-4 (Registration No.
                333-28149) filed on May 30, 1997)
 4.1            Stockholders Agreement, dated as of April 4, 1997, among
                Carboex International, Ltd., Ashland Inc. and Arch Coal,
                Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's
                Registration Statement on Form S-4 (Registration No.
                333-28149) filed on May 30, 1997)
 4.2            Assignment of Rights, Obligations and Liabilities under the
                Stockholders Agreement between Carboex International,
                Limited and Carboex, S.A. effective as of October 15, 1998
                (filed herewith)
 4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation),
                Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration
                Statement on Form S-4 (Registration No. 333-28149) filed on
                May 30, 1997)
 4.4            Assignment of Registration Rights between Carboex
                International, Limited and Carboex, S.A. effective as of October 15, 1998 (filed herewith)
 4.5            Agreement Relating to Nonvoting Observer, executed as of
                April 4, 1997, among Carboex International, Ltd., Ashland
                Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch
                Mineral Corporation) (incorporated herein by reference to
                Exhibit 4.3 of the Company's Registration Statement on Form
                S-4 (Registration No. 333-28149) filed on May 30, 1997)
 4.6            Assignment of Right to Maintain a Non-Voting Observer at
                Meetings of the Board of Directors of Arch Coal, Inc.
                between Carboex International, Limited and Carboex, S.A.
                effective as of October 15, 1998 (filed herewith)
 4.7            Agreement for Termination of the Arch Mineral Corporation
                Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt
                Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation
                (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration
                No. 333-28149) filed on May 30, 1997)
 4.8            $600,000,000 Revolving Credit Facility, $300,000,000 Term
                Loan Credit Agreement by and among Arch Coal, Inc., the
                Lenders party thereto, PNC Bank, National Association, as
                Administrative Agent, Morgan Guaranty Trust Company of New
                York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998
                (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)
 4.9            $675,000,000 Term Loan Credit Agreement by and among Arch
                Western Resources LLC, the Banks party thereto, PNC Bank,
                National Association, as Administrative Agent, Morgan
                Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit
                4.2 of the Company's Current Report on Form 8-K filed June
                15, 1998)

 4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and
                Suretyship Agreement, Lease Intended as Security, Subsidiary
                Guaranty and Suretyship Agreement, each dated as of January
                15, 1998, among Apogee Coal Company, Catenary Coal Company,
                Hobet Mining, Inc., Arch Coal, Inc., Great-West Life &
                Annuity Insurance Company, Bank of Montreal, Barclays Bank,
                PLC, First Union National Bank, BA Leasing and Capital
                Corporation, First Security Bank, National Association, Arch
                Coal Sales Company, Inc., Ark Land Company and Mingo Logan
                Coal Company (incorporated herein by reference to Exhibit
                4.3 of the Company's Current Report on Form 8-K filed June
                15, 1998)
 4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet
                Mining, Inc., as Lessees; The First Security Bank, National
                Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended
                December 31, 1997)
10.1            Coal Off-Take Agreement, executed as of April 4, 1997, among
                Arch Coal, Inc. (formerly Arch Mineral Corporation), Carboex
                International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration
                Statement on Form S-4 (Registration No. 333-28149) filed on
                May 30, 1997)
10.2            Sales Agency Agreement, executed as of April 4, 1997, among
                Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland
                Inc. and Carboex S.A. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form
                S-4 (Registration No. 333-28149) filed on May 30, 1997)
10.3            Assignment, Assumption and Amendment of Coal Sales Agency
                Agreement, executed as of April 4, 1997, among Arch Coal,
                Inc. (formerly Arch Mineral Corporation), Ashland Coal,
                Inc., Saarbergwerke AG and Carboex International, Ltd.
                (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration
                No. 333-28149) filed on May 30, 1997)
10.4 Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation),
                Ashland Coal, Inc., Carboex International, Ltd. and Ashland
                Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4
                (Registration No. 333-28149) filed on May 30, 1997)
10.5 Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1,
                1973, July 1, 1974, November 12, 1987, Lease Exchange
                Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990,
                October 5, 1990 (incorporated herein by reference to Exhibit
                10.8 of the Company's Registration Statement on Form S-4
                (Registration No. 333-28149) filed on May 30, 1997)
10.6            Agreement of Lease by and between Shonk Land Company,
                Limited Partnership and Lawson Hamilton (predecessor to Ark
                Land Company), dated February 8, 1983, as amended October 7,
                1987, March 9, 1989, April 1, 1992, October 31, 1992,
                December 5, 1992, February 16, 1993, August 4, 1994, October
                1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's
                Registration Statement on Form S-4 (Registration No.
                333-28149) filed on May 30, 1997)
10.7            Lease between Little Coal Land Company and Ashland Land &
                Development Co., a wholly-owned subsidiary of Ashland Coal, which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No. 1 to a
                Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

10.8            Agreement of Lease dated January 1, 1988, between Courtney
                Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company
                (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31,
                1995, filed by Ashland Coal, Inc., a subsidiary of the Company)
10.9            Lease between Dickinson Properties, Inc., the Southern Land
                Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co.,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc.
                (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.10 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment
                No. 1 to a Registration Statement on Form S-1 (Registration
                No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.11           Lease and Modification Agreement between Horse Creek Coal
                Land Company, Ashland and Hobet Mining & Construction Co.,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc.
                (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.12           Lease Agreement between C. C. Lewis Heirs Limited
                Partnership and Allegheny Land Company, a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No. 1 to a
                Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.13           Sublease between F. B. Nutter, Sr., et al., and Hobet Mining
                & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a
                Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.14           Coal Lease Agreement dated as of March 31, 1992, among Hobet
                Mining, Inc. (successor by merger with Dal-Tex Coal
                Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated herein by reference to a Current Report on Form 8-K dated
                April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)
10.15           Lease dated as of October 1, 1987, between Pocahontas Land
                Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to a Current
                Report on Form 8-K filed on February 14, 1990 by Ashland
                Coal, Inc., a subsidiary of the Company)
10.16           Consent, Assignment of Lease and Guaranty dated January 24,
                1990, among Pocahontas Land Corporation, Mingo Logan Coal
                Company, Mountain Gem Land, Inc. and Ashland Coal, Inc.
                (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to a Current Report on Form 8-K filed on
                February 14, 1990 by Ashland Coal, Inc., a subsidiary of the
                Company)

    10.17             Federal Coal Lease dated as of June 24, 1993 between the United States Department of the Interior and Southern Utah Fuel Company (filed herewith)
    10.18             Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company
                      (filed herewith)
    10.19             Federal Coal Lease dated as of July 19, 1997 between the United States Department of the Interior and Canyon Fuel Company, LLC (filed herewith)
    10.20             Federal Coal Lease dated as of January 24, 1996 between the United States Department of the
                      Interior and the Thunder Basin Coal Company (filed herewith)
    10.21             Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (filed herewith)
    10.22             Federal Coal Lease effective as of May 1, 1995 between the United States Department of the
                      Interior and Mountain Coal Company (filed herewith)
    10.23             Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land
                      Company (filed herewith)
    10.24             Employment Agreement between Arch Mineral Corporation and Steven F. Leer, dated March 1, 1992
                      (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Rights Statement
                      on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)
    10.25             Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein)
                      (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form
                      S-4 (Registration No. 333-28149) filed on May 30, 1997)
    10.26             Arch Coal, Inc. 1998 Incentive Compensation Plan (incorporated herein by reference to Exhibit
                      10.22 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)
    10.27             Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8
                      (Registration No. 333-68131) filed on December 1, 1998)
    10.28             Arch Coal, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Annex E to Appendix
                      A to the Proxy Statement/Prospectus forming part of the Company's Registration Statement on Form
                      S-4 (Registration No. 333-28149) filed on May 30, 1997)
    10.29             Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit
                      10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on
                      May 30, 1997)
    10.30             Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (filed herewith)
    10.31             Second Amendment to the Arch Mineral Corporation Supplemental Retirement Plan effective January 1,
                      1998 (filed herewith).
    13                Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998
                      (filed herewith)
    16                Letter of Arthur Andersen LLP filed pursuant to Regulation S-K, Item 304(a)(3) (filed herewith)
    21                Subsidiaries of the Company (filed herewith)
    23.1              Consent of Ernst & Young LLP (filed herewith)
    23.2              Consent of Arthur Andersen LLP (filed herewith)
    23.3              Consent of PricewaterhouseCoopers LLP (filed herewith)
    24                Power of Attorney (filed herewith)
    27                Financial Data Schedule (filed herewith)

   99           Financial Statements of Canyon Fuel Company, LLC (filed herewith)
99.1            Report of Arthur Andersen LLP (filed herewith)
99.2            Report of PricewaterhouseCoopers LLP (filed herewith)

-------------------------

 * Exhibits 10.26, 10.27, 10.28, 10.29 and 10.31 are executive compensation plans.

** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed by the Company in the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Arch Coal, Inc.
                                          (Registrant)

                                          By:       PATRICK A. KRIEGSHAUSER

                                            ------------------------------------
                                                  Patrick A. Kriegshauser
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                          Date: March 2, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 1999.

                     SIGNATURES                                            CAPACITY
                     ----------                                            --------
                   STEVEN F. LEER                       President and Chief Executive Officer and
----------------------------------------------------    Director
                   Steven F. Leer

              PATRICK A. KRIEGSHAUSER                   Senior Vice President and Chief Financial
----------------------------------------------------    Officer (Principal Accounting Officer)
              Patrick A. Kriegshauser

                         *                              Director
----------------------------------------------------
                   James R. Boyd

                         *                              Director
----------------------------------------------------
                 Paul W. Chellgren

                         *                              Director
----------------------------------------------------
             Ignacio Dominguez Urquijo

                         *                              Director
----------------------------------------------------
                 Thomas L. Feazell

                         *                              Director
----------------------------------------------------
                    John R. Hall

                         *                              Director
----------------------------------------------------
                  Robert L. Hintz

                         *                              Director
----------------------------------------------------
                  Douglas H. Hunt

                         *                              Director
----------------------------------------------------
                  James L. Parker

                         *                              Director
----------------------------------------------------
                  A. Michael Perry

                     SIGNATURES                                            CAPACITY
                     ----------                                            --------
                         *                              Director
----------------------------------------------------
                   J. Marvin Quin

                         *                              Director
----------------------------------------------------
                 Theodore D. Sands

*By:                  JEFFRY N. QUINN
       ---------------------------------------------
                      Jeffry N. Quinn
                    As Attorney-in-fact

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

                                                                     SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                         BALANCE AT   CHARGED TO                              BALANCE AT
                                         BEGINNING    COSTS AND                                 END OF
             DESCRIPTION                  OF YEAR      EXPENSES    DEDUCTIONS(1)   OTHER(2)      YEAR
             -----------                 ----------   ----------   -------------   --------   ----------
Year Ended December 31, 1998
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $    --       $   --        $   --        $   --     $    --
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        471          306           195            --         582
          Current Assets -- Supplies
            Inventory.................     17,681        2,292         5,999         9,927      23,901
Year Ended December 31, 1997
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $   100       $   --        $  100        $   --     $    --
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        410           61            --            --         471
          Current Assets -- Supplies
            Inventory.................     11,313        1,218           282         5,432      17,681
Year Ended December 31, 1996
     Reserves Deducted from Asset
       Accounts
          Property, Plant, and
            Equipment.................    $ 1,111       $   --        $1,011        $   --     $   100
          Other Assets -- Other Notes
               and Accounts
                 Receivable...........        408          150           148            --         410
          Current Assets -- Supplies
            Inventory.................     11,976          500         1,163            --      11,313

---------------

(1) Reserves utilized, unless otherwise indicated.

(2) Balances acquired in the Arch Western transaction and Ashland Coal merger.

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
       2.1        Purchase and Sale Agreement dated as of March 22, 1998 among
                  Atlantic Richfield Company, ARCO Uinta Coal Company, Arch
                  Coal, Inc. and Arch Western Acquisition Corporation
                  (incorporated herein by reference to Exhibit 2.1 of the
                  Company's Current Report on Form 8-K filed June 15, 1998)...
       2.2        Contribution Agreement among Arch Coal, Inc., Arch Western
                  Acquisition Corporation, Atlantic Richfield Company, Delta
                  Housing, Inc. and Arch Western Resources LLC, dated as of
                  March 22, 1998 (incorporated herein by reference to Exhibit
                  2.2 of the Company's Current Report on Form 8-K filed June
                  15, 1998)...................................................
       3.1        Restated Certificate of Incorporation of Arch Coal, Inc.
                  (incorporated herein by reference to Exhibit 3.2 of the
                  Company's Registration Statement on Form S-4 (Registration
                  No. 333-28149) filed on May 30, 1997).......................
       3.2        Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-28149) filed on May 30, 1997)...........................
       4.1        Stockholders Agreement, dated as of April 4, 1997, among
                  Carboex International, Ltd., Ashland Inc. and Arch Coal,
                  Inc. (formerly Arch Mineral Corporation) (incorporated
                  herein by reference to Exhibit 4.1 of the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-28149) filed on May 30, 1997)...........................
       4.2        Assignment of Rights, Obligations and Liabilities under the
                  Stockholders Agreement between Carboex International,
                  Limited and Carboex, S.A. effective as of October 15, 1998
                  (filed herewith)............................................
       4.3        Registration Rights Agreement, dated as of April 4, 1997,
                  among Arch Coal, Inc. (formerly Arch Mineral Corporation),
                  Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration
                  Statement on Form S-4 (Registration No. 333-28149) filed on
                  May 30, 1997)...............................................
       4.4        Assignment of Registration Rights between Carboex
                  International, Limited and Carboex, S.A. effective as of
                  October 15, 1998 (filed herewith)...........................
       4.5        Agreement Relating to Nonvoting Observer, executed as of
                  April 4, 1997, among Carboex International, Ltd., Ashland
                  Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch
                  Mineral Corporation) (incorporated herein by reference to
                  Exhibit 4.3 of the Company's Registration Statement on Form
                  S-4 (Registration No. 333-28149) filed on May 30, 1997).....
       4.6        Assignment of Right to Maintain a Non-Voting Observer at
                  Meetings of the Board of Directors of Arch Coal, Inc.
                  between Carboex International, Limited and Carboex, S.A.
                  effective as of October 15, 1998 (filed herewith)...........
       4.7        Agreement for Termination of the Arch Mineral Corporation
                  Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt
                  Corporation, each of the trusts listed on Schedule I
                  thereto, Ashland Inc. and Arch Mineral Corporation
                  (incorporated herein by reference to Exhibit 4.4 of the
                  Company's Registration Statement on Form S-4 (Registration
                  No. 333-28149) filed on May 30, 1997).......................

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
       4.8        $600,000,000 Revolving Credit Facility, $300,000,000 Term
                  Loan Credit Agreement by and among Arch Coal, Inc., the
                  Lenders party thereto, PNC Bank, National Association, as
                  Administrative Agent, Morgan Guaranty Trust Company of New
                  York, as Syndication Agent, and First Union National Bank,
                  as Documentation Agent, dated as of June 1, 1998
                  (incorporated herein by reference to Exhibit 4.1 of the
                  Company's Current Report on Form 8-K filed June 15, 1998)...
       4.9        $675,000,000 Term Loan Credit Agreement by and among Arch
                  Western Resources LLC, the Banks party thereto, PNC Bank,
                  National Association, as Administrative Agent, Morgan
                  Guaranty Trust Company of New York, as Syndication Agent,
                  and NationsBank N.A., as Documentation Agent dated as of
                  June 1, 1998 (incorporated herein by reference to Exhibit
                  4.2 of the Company's Current Report on Form 8-K filed June
                  15, 1998)...................................................
       4.10       Omnibus Amendment Agreement dated as of June 1, 1998 in
                  respect to Arch Coal Trust no. 1998-1, Parent Guaranty and
                  Suretyship Agreement, Lease Intended as Security, Subsidiary
                  Guaranty and Suretyship Agreement, each dated as of January
                  15, 1998, among Apogee Coal Company, Catenary Coal Company,
                  Hobet Mining, Inc., Arch Coal, Inc., Great-West Life &
                  Annuity Insurance Company, Bank of Montreal, Barclays Bank,
                  PLC, First Union National Bank, BA Leasing and Capital
                  Corporation, First Security Bank, National Association, Arch
                  Coal Sales Company, Inc., Ark Land Company and Mingo Logan
                  Coal Company (incorporated herein by reference to Exhibit
                  4.3 of the Company's Current Report on Form 8-K filed June
                  15, 1998)...................................................
       4.11       Lease Intended as Security dated as of January 15, 1998,
                  among Apogee Coal Company, Catenary Coal Company and Hobet
                  Mining, Inc., as Lessees; The First Security Bank, National
                  Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 1997)..........................................
      10.1        Coal Off-Take Agreement, executed as of April 4, 1997, among
                  Arch Coal, Inc. (formerly Arch Mineral Corporation), Carboex
                  International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration
                  Statement on Form S-4 (Registration No. 333-28149) filed on
                  May 30, 1997)...............................................
      10.2        Sales Agency Agreement, executed as of April 4, 1997, among
                  Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland
                  Inc. and Carboex S.A. (incorporated herein by reference to
                  Exhibit 10.2 of the Company's Registration Statement on Form
                  S-4 (Registration No. 333-28149) filed on May 30, 1997).....
      10.3        Assignment, Assumption and Amendment of Coal Sales Agency
                  Agreement, executed as of April 4, 1997, among Arch Coal,
                  Inc. (formerly Arch Mineral Corporation), Ashland Coal,
                  Inc., Saarbergwerke AG and Carboex International, Ltd.
                  (incorporated herein by reference to Exhibit 10.3 of the
                  Company's Registration Statement on Form S-4 (Registration
                  No. 333-28149) filed on May 30, 1997).......................
      10.4        Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation),
                  Ashland Coal, Inc., Carboex International, Ltd. and Ashland
                  Inc. (incorporated herein by reference to Exhibit 10.4 of
                  the Company's Registration Statement on Form S-4
                  (Registration No. 333-28149) filed on May 30, 1997).........

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
      10.5        Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1,
                  1973, July 1, 1974, November 12, 1987, Lease Exchange
                  Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release
                  dated as of May 6, 1988; Assignments dated March 15, 1990,
                  October 5, 1990 (incorporated herein by reference to Exhibit
                  10.8 of the Company's Registration Statement on Form S-4
                  (Registration No. 333-28149) filed on May 30, 1997).........
      10.6        Agreement of Lease by and between Shonk Land Company,
                  Limited Partnership and Lawson Hamilton (predecessor to Ark
                  Land Company), dated February 8, 1983, as amended October 7,
                  1987, March 9, 1989, April 1, 1992, October 31, 1992,
                  December 5, 1992, February 16, 1993, August 4, 1994, October
                  1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-28149) filed on May 30, 1997)...........................
      10.7        Lease between Little Coal Land Company and Ashland Land &
                  Development Co., a wholly-owned subsidiary of Ashland Coal, which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No. 1 to a
                  Registration Statement on Form S-1 (Registration No.
                  33-22425), as amended, filed by Ashland Coal, Inc., a
                  subsidiary of the Company, on August 11, 1988)..............
      10.8        Agreement of Lease dated January 1, 1988, between Courtney
                  Company and Allegheny Land Company (legal successor by
                  merger with Allegheny Land Co. No. 2, the assignee of
                  Primeacre Land Corporation under October 5, 1992,
                  assignments), a second-tier subsidiary of the Company
                  (incorporated herein by reference to Exhibit 10.3 to the
                  Annual Report on Form 10-K for the Year Ended December 31,
                  1995, filed by Ashland Coal, Inc., a subsidiary of the
                  Company)....................................................
      10.9        Lease between Dickinson Properties, Inc., the Southern Land
                  Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr.,
                  predecessors in interest to Hobet Mining & Construction Co.,
                  Inc., an independent operating subsidiary of the Company
                  that subsequently changed its name to Hobet Mining, Inc.
                  (incorporated herein by reference to Exhibit 10.14 of a
                  Post-Effective Amendment No. 1 to a Registration Statement
                  on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on
                  August 11, 1988)............................................
      10.10       Lease Agreement between Fielden B. Nutter, Dorothy Nutter
                  and Hobet Mining & Construction Co., Inc., an independent
                  operating subsidiary of the Company that subsequently
                  changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment
                  No. 1 to a Registration Statement on Form S-1 (Registration
                  No. 33-22425), as amended, filed by Ashland Coal, Inc., a
                  subsidiary of the Company, on August 11, 1988)..............
      10.11       Lease and Modification Agreement between Horse Creek Coal
                  Land Company, Ashland and Hobet Mining & Construction Co.,
                  Inc., an independent operating subsidiary of the Company
                  that subsequently changed its name to Hobet Mining, Inc.
                  (incorporated herein by reference to Exhibit 10.24 of a
                  Post-Effective Amendment No. 1 to a Registration Statement
                  on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on
                  August 11, 1988)............................................

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
      10.12       Lease Agreement between C. C. Lewis Heirs Limited
                  Partnership and Allegheny Land Company, a second-tier
                  subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No. 1 to a
                  Registration Statement on Form S-1 (Registration No.
                  33-22425), as amended, filed by Ashland Coal, Inc., a
                  subsidiary of the Company, on August 11, 1988)..............
      10.13       Sublease between F. B. Nutter, Sr., et al., and Hobet Mining
                  & Construction Co., Inc., an independent operating
                  subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to
                  Exhibit 10.27 of a Post-Effective Amendment No. 1 to a
                  Registration Statement on Form S-1 (Registration No.
                  33-22425), as amended, filed by Ashland Coal, Inc., a
                  subsidiary of the Company, on August 11, 1988)..............
      10.14       Coal Lease Agreement dated as of March 31, 1992, among Hobet
                  Mining, Inc. (successor by merger with Dal-Tex Coal
                  Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated
                  herein by reference to a Current Report on Form 8-K dated
                  April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)................................................
      10.15       Lease dated as of October 1, 1987, between Pocahontas Land
                  Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by
                  reference to Exhibit 10.3 to Amendment No. 1 to a Current
                  Report on Form 8-K filed on February 14, 1990 by Ashland
                  Coal, Inc., a subsidiary of the Company)....................
      10.16       Consent, Assignment of Lease and Guaranty dated January 24,
                  1990, among Pocahontas Land Corporation, Mingo Logan Coal
                  Company, Mountain Gem Land, Inc. and Ashland Coal, Inc.
                  (incorporated herein by reference to Exhibit 10.4 to
                  Amendment No. 1 to a Current Report on Form 8-K filed on
                  February 14, 1990 by Ashland Coal, Inc., a subsidiary of the
                  Company)....................................................
      10.17       Federal Coal Lease dated as of June 24, 1993 between the
                  United States Department of the Interior and Southern Utah
                  Fuel Company (filed herewith)...............................
      10.18       Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (filed herewith).........
      10.19       Federal Coal Lease dated as of July 19, 1997 between the
                  United States Department of the Interior and Canyon Fuel
                  Company, LLC (filed herewith)...............................
      10.20       Federal Coal Lease dated as of January 24, 1996 between the
                  United States Department of the Interior and the Thunder
                  Basin Coal Company (filed herewith).........................
      10.21       Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the
                  Thunder Basin Coal Company (filed herewith).................
      10.22       Federal Coal Lease effective as of June 9, 1995 between the
                  United States Department of the Interior and Mountain Coal
                  Company (filed herewith)....................................
      10.23       Federal Coal Lease dated as of January 1, 1999 between the
                  Department of the Interior and Ark Land Company (filed
                  herewith)...................................................
      10.24       Employment Agreement between Arch Mineral Corporation and
                  Steven F. Leer, dated March 1, 1992 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration
                  Rights Statement on Form S-4 (Registration No. 333-28149)
                  filed on May 30, 1997)......................................

 EXHIBIT NUMBER                           DESCRIPTION
 --------------                           -----------
      10.25       Form of Indemnity Agreement between Arch Coal, Inc. and
                  Indemnitee (as defined therein) (incorporated herein by
                  reference to Exhibit 10.15 of the Company's Registration
                  Statement on Form S-4 (Registration No. 333-28149) filed on
                  May 30, 1997)...............................................
      10.26       Arch Coal, Inc. 1998 Incentive Compensation Plan
                  (incorporated herein by reference to Exhibit 10.22 of the
                  Company's Annual Report on Form 10-K for the Year Ended
                  December 31, 1997)..........................................
      10.27       Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred
                  Compensation Plan (incorporated herein by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-8 (Registration No. 333-68131) filed on December 1,
                  1998).......................................................
      10.28       Arch Coal, Inc. 1997 Stock Incentive Plan (incorporated
                  herein by reference to Annex E to Appendix A to the Proxy
                  Statement/Prospectus forming part of the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-28149) filed on May 30, 1997)...........................
      10.29       Arch Mineral Corporation 1996 ERISA Forfeiture Plan
                  (incorporated herein by reference to Exhibit 10.20 to the
                  Company's Registration Statement on Form S-4 (Registration
                  No. 333-28149) filed on May 30, 1997).......................
      10.30       Arch Coal, Inc. Outside Directors' Deferred Compensation
                  Plan effective January 1, 1999 (filed herewith).............
      10.31       Second Amendment to the Arch Mineral Corporation
                  Supplemental Retirement Plan effective January 1, 1998
                  (filed herewith)............................................
      13          Portions of the Company's Annual Report to Stockholders for
                  the year ended December 31, 1998 (filed herewith)...........
      16          Letter of Arthur Andersen LLP filed pursuant to Regulation
                  S-K, Item 304(a)(3) (filed herewith)........................
      21          Subsidiaries of the Company (filed herewith)................
      23.1        Consent of Ernst & Young LLP (filed herewith)...............
      23.2        Consent of Arthur Andersen LLP (filed herewith).............
      23.3        Consent of PricewaterhouseCoopers LLP (filed herewith)......
      24          Power of Attorney (filed herewith)..........................
      27          Financial Data Schedule (filed herewith)....................
      99          Financial Statements of Canyon Fuel Company, LLC (filed
                  herewith)...................................................
      99.1        Report of Arthur Anderson LLP (filed herewith)..............
      99.2        Report of PricewaterhouseCoopers LLP (filed herewith).......

-------------------------

 * Exhibits 10.26, 10.27, 10.28, 10.29 and 10.31 are executive compensation plans.

** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.