Form 10-Q
period 1999-03-31
ARCH COAL INC
filed 1999-05-14
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1999

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

               CityPlace One, Suite 300, St. Louis, Missouri 63141 (Address of principal executive offices)(Zip Code)

               CityPlace One, Suite 300, St. Louis, Missouri 63141
                           (Mailing Address)(Zip Code)


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

At May 10, 1999, there were 38,054,081 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998...................................................1

        Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998.......................................2

        Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998..........................3

        Notes to Condensed Consolidated Financial Statements...................4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .........................9

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk...........................................................21

PART II.  OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings.....................................................22

Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 5. Other Information.....................................................22

Item 6. Exhibits and Reports on Form 8-K......................................23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------    -----------
                                                       (Unaudited)

Assets
  Current assets
   Cash and cash equivalents                           $    7,526    $   27,414
   Trade accounts receivable                              193,249       202,871
   Other receivables                                       88,664        24,584
   Inventories                                             78,237        68,455
   Prepaid royalties                                        5,156        13,559
   Deferred income taxes                                    8,694         8,694
   Other                                                    7,224         7,757
                                                       ----------    ----------
    Total current assets                                  388,750       353,334
                                                       ----------    ----------
  Property, plant and equipment, net                    1,901,294     1,936,744
                                                       ----------    ----------
  Other assets
   Prepaid royalties                                       54,988        31,570
   Coal supply agreements                                 177,888       201,965
   Deferred income taxes                                   86,789        83,209
   Investment in Canyon Fuel                              225,095       272,149
   Other                                                   38,032        39,249
                                                       ----------    ----------
    Total other assets                                    582,792       628,142
                                                       ----------    ----------
    Total assets                                       $2,872,836    $2,918,220
                                                       ==========    ==========

Liabilities and stockholders' equity
  Current liabilities
   Accounts payable                                    $  159,495    $  129,528
   Accrued expenses                                       150,926       142,630
   Current portion of long-term debt                       61,000        61,000
                                                       ----------    ----------
    Total current liabilities                             371,421       333,158
  Long-term debt                                        1,228,183     1,309,087
  Accrued postretirement benefits other than pension      345,052       343,553
  Accrued reclamation and mine closure                    152,350       150,636
  Accrued workers' compensation                           104,703       105,333
  Accrued pension cost                                     20,360        18,524
  Other noncurrent liabilities                             43,451        39,713
                                                       ----------    ----------
    Total liabilities                                   2,265,520     2,300,004
                                                       ----------    ----------
  Stockholders' equity
   Common stock                                               397           397
   Paid-in capital                                        473,116       473,116
   Retained earnings                                      147,409       150,423
   Treasury stock, at cost                                (13,606)       (5,720)
                                                       ----------    ----------
    Total stockholders' equity                            607,316       618,216
                                                       ----------    ----------
    Total liabilities and stockholders' equity         $2,872,836    $2,918,220
                                                       ==========    ==========

            See notes to condensed consolidated financial statements.


                        ARCH COAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------

Revenues
  Coal sales                                           $  405,952    $  298,964
  Income from equity investment                             4,029             -
  Other revenues                                           11,145        13,789
                                                       ----------    ----------
                                                          421,126       312,753
                                                       ----------    ----------

Costs and expenses
  Cost of coal sales                                      379,920       271,250
  Selling, general and administrative expenses             12,498         7,510
  Amortization of coal supply agreements                   10,622         6,361
  Other expenses                                            4,103         5,273
                                                       ----------    ----------
                                                          407,143       290,394
                                                       ----------    ----------
    Income from operations                                 13,983        22,359

Interest expense, net:
  Interest expense                                        (23,992)       (3,804)
  Interest income                                             329            66
                                                       ----------    ----------
                                                          (23,663)       (3,738)
                                                       ----------    ----------
    Income (loss) before income taxes and cumulative
      effect of accounting change                          (9,680)       18,621
Provision (benefit) for income taxes                       (7,300)        2,800
                                                       ----------    ----------
    Income (loss) before cumulative effect of
      accounting change                                    (2,380)       15,821
Cumulative effect of accounting change, net of taxes        3,813             -
                                                       ----------    ----------
    Net income                                         $    1,433    $   15,821
                                                       ==========    ==========

Basic and diluted earnings (loss) per common share
 before cumulative effect of accounting change         $    (0.06)   $     0.40
                                                       ==========    ==========

Basic and diluted earnings per common share            $     0.04    $     0.40
                                                       ==========    ==========

Weighted average shares outstanding                        39,004        39,659
                                                       ==========    ==========

Dividends declared per share                           $    0.115    $    0.115
                                                       ==========    ==========

          See notes to condensed consolidated financial statements.


                   ARCH COAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)
                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999           1998
                                                       ----------    ----------

Operating activities
Net income                                             $    1,433    $   15,821
Adjustments to reconcile to cash
    provided by operating activities:
  Depreciation, depletion and amortization                 62,342        38,868
  Prepaid royalties expensed                                4,333         4,241
  Net gain on disposition of assets                          (731)       (8,350)
  Income from equity investment                            (4,029)            -
  Distributions from equity investment                     50,742             -
  Cumulative effect of accounting change                   (3,813)            -
  Changes in:
   Receivables                                            (54,112)       (1,976)
   Inventories                                             (9,782)       (9,807)
   Accounts payable and accrued expenses                   38,929        19,790
   Income taxes                                            (7,548)        3,173
   Accrued postretirement benefits other than pension       1,499         2,471
   Accrued reclamation and mine closure                     1,714         1,003
   Accrued workers' compensation benefits                    (630)          345
   Other                                                    6,449         1,789
                                                       ----------    ----------
    Cash provided by operating activities                  86,796        67,368
                                                       ----------    ----------

Investing activities
Additions to property, plant and equipment                (22,245)      (17,340)
Proceeds from dispositions of property, plant
 and equipment                                             13,272         8,428
Proceeds from coal supply agreements                       14,874             -
Additions to prepaid royalties                            (19,348)      (18,728)
                                                       ----------    ----------
    Cash used in investing activities                     (13,447)      (27,640)
                                                       ----------    ----------

Financing activities
Net payments on revolver and lines of credit              (65,159)      (70,150)
Payments on term loans                                    (15,745)            -
Payments on senior notes                                        -        (7,140)
Proceeds from sale and leaseback of equipment                   -        45,442
Dividends paid                                             (4,447)       (4,561)
Proceeds from sale of common stock                              -           109
Purchases of treasury stock                                (7,886)            -
                                                       ----------    ----------
    Cash used in financing activities                     (93,237)      (36,300)
                                                       ----------    ----------

Increase (decrease) in cash and cash equivalents          (19,888)        3,428
Cash and cash equivalents, beginning of period             27,414         9,177
                                                       ----------    ----------
Cash and cash equivalents, end of period               $    7,526    $   12,605
                                                       ==========    ==========

       See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

Note  A -  General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 1999, are not necessarily indicative of results to be expected for the year ending December 31, 1999. Arch Coal, Inc. ("Arch Coal" or the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 1998 financial statements have been reclassified to conform with the classifications in the 1999 financial statements with no effect on previously reported net income or stockholders' equity.

The Company's 65% ownership of Canyon Fuel Company, LLC ("Canyon Fuel") is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Income as income from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note C).

Note B - Change in Accounting Method

Plant and equipment have principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Income for the three months ended March 31, 1999. In addition, the net income of the Company for the three months ended March 31, 1999 is $.7 million and $.02 per share lower than it would have been if the Company continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.

The pro-forma amounts below reflect the retroactive application of units-of-production depreciation on preparation plants and loadouts:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                             (in thousands)
Net income as reported                                 $    1,433    $   15,821
Net income (loss) adjusted for the cumulative
  effect of accounting change and its retroactive
  application                                          $   (2,380)   $   15,580
Basic and diluted earnings per common
  share as reported                                    $     0.04    $     0.40
Basic and diluted earnings (loss) per common
  share adjusted for the cumulative effect of
  accounting change and its retroactive
  application                                          $    (0.06)   $     0.39

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 acquisition of Atlantic Richfield Company's ("ARCO") coal operations ("Arch Western" or "Arch Western transaction"), is accounted for on the equity method:

                                                    Three Months Ended
                                                      March 31, 1999
                                                    ------------------
                                                      (in thousands)

          Revenues                                     $   60,151
          Total costs and expenses                         55,012
                                                       ----------
          Net income                                   $    5,139
                                                       ==========
          Arch Coal's income from its
            equity investment in
            Canyon Fuel                                $    4,029
                                                       ==========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in
Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to sales contracts, mineral reserves and other property plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                                        March 31,   December 31,
                                                           1999         1998
                                                       ----------   ------------
                                                            (in thousands)
          Coal                                         $   35,698    $   25,789
          Repair parts and supplies                        42,539        42,666
                                                       ----------    ----------
                                                       $   78,237    $   68,455
                                                       ==========    ==========

Note E - Debt

Debt consists of the following:
                                                        March 31,   December 31,
                                                          1999          1998
                                                       ----------   ------------
                                                            (in thousands)
          Indebtedness to banks
            under lines of credit                      $    7,725    $   12,884
          Indebtedness to banks under
            revolving credit agreement,
            expiring May 31, 2003                         330,000       390,000
          Variable rate term loan payable
            quarterly through May 31, 2003                270,000       285,000
          Variable rate term loan
            payable May 31, 2003                          675,000       675,000
          Other                                             6,458         7,203
                                                       ----------    ----------
                                                        1,289,183     1,370,087
          Less current portion                             61,000        61,000
                                                       ----------    ----------
          Long-term debt                               $1,228,183    $1,309,087
                                                       ==========    ==========

In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western and a $900 million credit facility to Arch Coal, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the new Arch Coal credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At March 31, 1999, Arch Coal's debt is approximately 68% of capital employed.

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

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Arch Coal debt. At March 31, 1999, the Company had interest-rate swap agreements having a total notional value of $937.5 million. These swap agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed-rate of 5.48% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. The remaining term of the swaps at March 31, 1999, ranged from 41 to 65 months.

Note F - Treasury Stock

On September 29, 1998, Arch Coal's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. As of March 31, 1999, the Company has acquired 1,063,300 shares under the repurchase program at the average price of $12.72 per share.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of March 31, 1999 is $5.6 million (included in other current and other noncurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.9 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

A customer of the Company informed the Company that one of its power plants will no longer provide baseload capacity to a public utility and instead will be used to provide peak demand only. As a result, the plant will require substantially less coal under the customer's existing above-market contract with the Company. The Company filed a civil action in Federal District Court in the Southern District of West Virginia alleging breach of contract and other causes of action against the customer in respect of the customer's failure to comply with the terms of this contract. On July 17, 1998, the court granted the customer's motion to stay the lawsuit pending arbitration. In March 1999, the Company and the customer entered into a settlement agreement, pursuant to which (i) the customer agreed to pay the Company $1 million in cash, and (ii) the Company and the customer agreed to amend their coal supply agreement. The Company expects to enter into the amended coal supply agreement during the second quarter of 1999. Under the amended coal supply agreement, the customer will be obligated to purchase all of its requirements for the applicable power plant from the Company through April 2003, with certain payments due to the Company if the amount of coal supplied thereunder falls below certain annual thresholds. The Company's continued sale of coal to the plant under the amended coal supply agreement will enable recovery of the carrying amount of the related coal supply agreement asset which amounted to approximately $12.9 million as of March 31, 1999.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the three months ended March 31, 1999 reflect a charge of $6.5 million related to the planned temporary shut down its Dal-Tex mine in Logan County, West Virginia in July 1999. The charge is comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. The shut down is due to a delay in obtaining permits resulting from a lawsuit in U.S. District Court for the Southern District of West Virginia alleging violations of SMCRA and The Clean Water Act related to "mountain top removal operations." Named as defendants in the suit are the director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps"). In their complaint, the plaintiffs allege that the DEP has violated its duties under SMCRA and the Clean Water Act by approving surface mining permits that authorize the construction of "valley fills." The complaint also alleges that the DEP has failed to require that lands mined be restored to Approximate Original Contour ("AOC") and that approved post-mining land uses are enforced following reclamation. On March 3, 1999, the court entered a preliminary injunction enjoining the issuance of the Spruce Fork permit at the Company's Dal-Tex operation. A trial on the merits is scheduled for July 1999. The Company plans to continue to vigorously oppose claims asserted in the lawsuit.

The first quarter of 1998 results included pre-tax gains on the sale of surplus land totaling $7.9 million and a $5.3 million operating loss (including termination benefits totaling $1.3 million) at the Company's Mine No. 37 in eastern Kentucky which closed in January 1998.

Note I - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million, pay related transaction fees of $.4 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or purchase the equipment for approximately $51.1 million. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make payment to the lessor in the event, and to the extent, that the sale proceeds are less than $40.0 million. The gain on the sale and leaseback of $10.7 million has been deferred and is being amortized over the base term of the lease as a reduction of rental expense. Effective April 1, 1999, as a result of the pending temporary shut-down of the Dal-Tex operation, the Company has purchased several pieces of equipment under lease that were included in this transaction for $14.4 million and transferred them to other operations within the Company. As a result of this purchase, future non-cancelable rental payments remaining under this lease are expected to be approximately $7.0 million for the remainder of 1999 and $8.3 million and $.6 million in 2000 and 2001, respectively.

Note J - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations.

                                                          Three Months Ended
                                                               March 31,
                                                       ----------    ----------
                                                          1999           1998
                                                       ----------    ----------
                                                             (in thousands)
 Numerator:
   Income (loss) before cumulative
     effect of accounting change                       $   (2,380)   $   15,821
   Cumulative effect of accounting
     change, net of taxes                                   3,813             -
                                                       ----------    ----------
       Net income                                      $    1,433    $   15,821
                                                       ==========    ==========
 Denominator:
   Weighted average shares - denominator
     for basic                                             39,004        39,659
   Dilutive effect of employee stock options                    -            50
                                                       ----------    ----------
   Adjusted weighted averages shares -
     denominator for diluted                               39,004        39,709
                                                       ==========    ==========
 Basic and diluted earnings (loss) per common share
   before cumulative effect of accounting change       $     (.06)   $      .40
                                                       ==========    ==========
 Basic and diluted earnings per common share           $      .04    $      .40
                                                       ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "CONTINGENCIES," "CERTAIN TRENDS AND UNCERTAINTIES," "Year 2000 Readiness Disclosure" and "Factors Routinely Affecting Results of Operations" sections below for a discussion of factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) herein, including in the "OUTLOOK" and "LIQUIDITY AND CAPITAL RESOURCES" sections below.

RESULTS OF OPERATIONS

The Company acquired Atlantic Richfield Company's U.S. coal operations ("Arch Western" or "Arch Western transaction") effective June 1, 1998. Results of operations do not include activity of Arch Western prior to the effective date of this transaction. Accordingly, the Company's results of operations for the three months ended March 31, 1999 and three months ended March 31, 1998 are not directly comparable.

Quarter Ended March 31, 1999, Compared
    to Quarter Ended March 31, 1998

Net income for the quarter ended March 31, 1999 was $1.4 million, compared to net income of $15.8 million for the quarter ended March 31, 1998. Current period results include operating results of Arch Western, whereas the prior period results do not include that activity.

Total revenues for the quarter ended March 31, 1999 increased 35% from the prior period primarily as a result of the inclusion of revenues from Arch Western, including a 65% share of Canyon Fuel income net of purchase accounting adjustments, in the current quarter. On a per-ton sold basis, however, the Company's average selling price decreased by $11.20, primarily because of the inclusion of the Arch Western operations. Western coal has a significantly lower average sales price than that provided from the Company's Eastern coal operations, due primarily to lower Btu content of Powder River Basin coal. Selling prices were also affected by adverse market conditions in certain western United States and export markets, as well as reduced seasonal demand caused by unusually warm winter weather resulting in utilities generally having higher levels of stockpiled coal inventory.

Income from operations for the period ended March 31, 1999 decreased $8.4 million from the same period in the prior year despite the inclusion of Arch Western in the current quarter. Operating results were negatively affected by production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex mine complex in central Appalachia culminating in the announced temporary closure of the operation in July 1999. The closure is the result of a delay in obtaining mining permits for a large block of reserves contiguous to the operation because of a legal action in the U.S. District Court for the Southern District of West Virginia (see discussion of the case in the "CONTINGENCIES-Legal Contingencies" section below). As a result of the pending temporary shut down, the Company recorded a charge of $6.5 million. The charge is comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. The operating results for the period ended March 31, 1999 were also negatively affected by Arch Western's operating difficulties. The Company experienced production shortfalls and deterioration of mining conditions at its Black Thunder Mine in Wyoming due to geologic, water drainage and sequencing problems. The negative results were offset, in part, by continued strong production from the Company's Mingo Logan longwall operation ("Mountaineer Mine"), which produced $20.2 million of income from operations for the period ended March 31, 1999. In addition, improved rail service at the West Elk Mine in Colorado along with improved production at that mine's longwall operation contributed positively to operating results. Other items affecting quarter to quarter comparisons relate to 1998 events that included pre-tax gains of $7.9 million on the sales of surplus land offset by operating losses at the Company's Mine No. 37, which was closed in January 1998, of approximately $5.3 million, including termination benefits of $1.3 million.

Selling, general and administrative expenses increased $5.0 million primarily due to the effects of the Arch Western transaction and additional legal and media expenses related to mountaintop removal issues in West Virginia.

As a result of the carrying value of the sales contracts acquired in the Arch Western transaction, amortization of coal supply agreements increased $4.3 million.

Interest expense increased $20.2 million due to the increase in debt as a result of the Arch Western transaction.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Effective January 1, 1999, the Company changed its method of depreciation on preparation plants and loadouts from a straight-line basis to a units-of-production basis which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Income for the three months ended March 31, 1999. In addition, the net income of the Company for the three months ended March 31, 1999 is $.7 million and $.02 per share lower than it would have been if the Company continued to follow the straight-line method of depreciation for preparation plants and loadouts.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, merger-related costs and unusual items, net interest expense, income taxes, depreciation, depletion and amortization, for Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $86.0 million for the quarter ended March 31, 1999 compared to $61.2 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional revenue generated from the Arch Western operations. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

OUTLOOK

The  Company  continues  to focus on its five  chief  financial  objectives:  1)
aggressively paying down debt, 2) further strengthening cash generation, 3) improving earnings, 4) increasing productivity, and 5) selling non-strategic and underperforming assets.

The Arch Western transaction which occurred on June 1, 1998 will help solidify the Company's future as other operations' reserves deplete, most notably Mingo Logan's Mountaineer Mine estimated to deplete in 2002. The Company continues to develop its assets at Arch Western including the Black Thunder Mine. On March 12, 1999, the Company entered into an agreement to transfer ownership of a portion of the 412-million-ton Thundercloud federal coal lease, which is part of the Company's Black Thunder Mine near Gillette, Wyoming, to Kennecott Energy
Company. The reserves, located adjacent to the western border of Kennecott Energy's Jacobs Ranch Mine, are estimated to contain 35 million tons of coal. In exchange for that portion of the lease, Arch Coal received approximately $12 million along with baseline environmental data with respect to the Thundercloud leasehold. The environmental data will allow the Company to begin production in late 2000 once the Company completes the construction of a fourth dragline at the operation and receives the necessary permits.

The Company experienced poor rail service at its Western operations in 1998. Rail Service has improved in the first quarter of 1999 and management expects this trend to continue. However, the Company did experience production problems at its Black Thunder Mine in the first quarter of 1999 arising from encountering excess water from an aquifer on the reserves. Management continues to address these issues and expects production to improve at this mine during the remainder of 1999.

The permitting of a new portion of the Company's Dal-Tex mine in Logan County, West Virginia (known as "Spruce Fork") has been delayed because of the entry of a preliminary injunction by the U.S. District Court for the Southern District of West Virginia. See "CONTINGENCIES-Legal Contingencies." As a result of such delay, the Company announced that it plans to temporarily idle its Dal-Tex mine in July 1999. Management expects the decrease in production to be offset by increased production at the Company's other eastern mines, Mingo Logan's new surface mine in the Phoenix reserve and the Samples Mine, which has added a new truck-shovel spread. Management also plans to increase production at the Company's Black Thunder Mine in the Powder River Basin where several pieces of mining equipment from Dal-Tex have been relocated.

On March 2, 1999, the Company announced its intention to explore the potential disposition of its Coal-Mac (Kentucky operations), Lone Mountain and Pardee mining operations. These operations collectively contributed approximately 8.0% and 7.2% of the Company's total revenues and operating profit, respectively, for the three months ended March 31, 1999. The Company intends to use the proceeds of any disposition to reduce debt, fund purchases under the Company's share repurchase program and to fund capital expenditures at its other operations. The Company anticipates that the disposition of these operations would be consummated prior to the end of the year; however, there can be no assurance as to when, if at all, these operations will be sold or at what price.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 1999 and 1998:

                                        1999           1998
                                    -----------    -----------
                                          (in thousands)

Cash provided by (used in):
 Operating activities               $    86,796    $    67,368
 Investing activities                   (13,447)       (27,640)
 Financing activities                   (93,237)       (36,300)

Cash provided by operating activities increased in the first quarter of 1999 from the level in the same period of 1998 due primarily to increased operating activity resulting from the Arch Western transaction, including distributions from the Company's investment in Canyon Fuel and increases in accounts payable and accrued expenses. This was partially offset by higher receivables and increased interest expense as a result of increased borrowings associated with the Arch Western transaction.

The distributions from the Company's investment in Canyon Fuel were primarily as a result of Canyon Fuel amending coal supply agreements with the Intermountain Power Agency's Intermountain Power Project ("IPA") during January 1999. Pursuant to the amended coal supply agreements, Canyon Fuel will supply coal to IPA through 2010 with a mutual option to extend to 2015 at a rate of approximately
2.2 million tons per year. Canyon Fuel and IPA settled a pending arbitration and related litigation resulting from IPA's assertion of a gross inequity under the coal supply contracts and disagreements over the price escalation provisions of the contracts. As part of the settlement, IPA agreed to pay to Canyon Fuel $12.7 million which had been withheld due to the dispute. The members of Canyon Fuel also agreed to terminate certain indemnification right, including indemnification rights relating to the IPA coal supply agreements, arising in connection with the December 1996 acquisition of Canyon Fuel from The Coastal Corporation, and the Company agreed to terminate certain indemnification rights relating to the IPA coal supply agreements under agreements relating to the Arch Western transaction. In the aggregate Arch Coal will receive $29.9 million over three years for termination of the indemnity rights. The proceeds from the termination of the indemnity rights will be used to repay debt and for other corporate purposes.

The decrease in cash used for investing activities from the first quarter of 1998 primarily results from the Company amending a coal supply agreement acquired in the Arch Western transaction. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, Arch received proceeds of $14.9 million (net of royalty and tax obligations) from the customer. In addition, the Company's expenditures for property, plant and equipment were $22.2 million and $17.3 million for the quarters ended March 31, 1999 and 1998, respectively. Expenditures in 1999 included approximately $6.7 million for equipment upgrades at Arch Western's Thunder Basin Coal Company including $5.0 million for the acquisition of a fourth dragline at the Black Thunder Mine. The Company also incurred $6.8 million at its Samples Mine to acquire a new spread of equipment. Also included in the three months ended March 31, 1999 were equipment upgrades at Mingo Logan and Mountain Coal Company of $1.8 million and $2.6 million, respectively.

Cash used in financing activities reflects a reduction in borrowings of $80.9 million in the first quarter of 1999 compared to $77.3 million in the same period in 1998. A large portion of the increased debt repayment in 1998 was due to the January 1998 sale and leaseback of equipment which resulted in net proceeds of $45.5 million. The Company also repurchased 733,100 shares of its own common stock as part of a dividend repurchase program during the first quarter of 1999.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 1999, there were $65 million of such agreements in effect of which $7.7 million were outstanding.

The Company is exposed to market risk associated with interest rates. At March 31, 1999, debt included $1.283 billion of floating-rate debt which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. At March 31, 1999, the Company has interest-rate swap agreements having a total notional value of $937.5 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.48% (before the credit spread over LIBOR) and is receiving a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements would be deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at March 31, 1999 ranged from 41 to 65 months. All instruments are entered into for other than trading purposes.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 1998 as filed on Form 10-K with the Securities and Exchange Commission.

Changes in interest rates have different impacts on the fixed- and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis- point move in interest rates from their levels at March 31, 1999 with all other variables held constant. A 100-basis-point decrease in market interest rate would result in an increase in the net financial instrument position of the fixed portion of debt of $35.3 million at March 31, 1999. Based on the variable-rate debt included in the Company's debt portfolio as of March 31, 1999, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $4.1 million interest expense incurred based on quarter-end debt levels.

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

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No such adjustments were recorded in the three months ended March 31, 1999 or in the three months ended March 31, 1998. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of March 31, 1999 is $5.6 million (included in other current and other noncurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $.9 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

On July 16, 1998, 10 individuals and The West Virginia Highlands Conservancy filed suit in U.S. District Court for the Southern District of West Virginia alleging violations of SMCRA and the Clean Water Act. Named as defendants in the suit are the director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps").

In their complaint, the plaintiffs allege that the DEP has violated its duties under SMCRA and the Clean Water Act by approving surface mining permits that authorize the construction of "valley fills." These fills are the large, engineered works into which the excess earth and rock extracted above and between the seams of coal that are removed during surface mining is placed. The approval of such permits are alleged to "result in unpermitted discharges of pollutants into state waters, violations of state water quality standards, disturbance to the 100-foot buffer zone around streams, [and] destruction to riparian vegetation." The complaint also alleges that the DEP has failed to require that lands mined be restored to Approximate Original Contour ("AOC") and that approved post-mining land uses are enforced following reclamation.

Four indirect, wholly-owned subsidiaries of the Company currently hold nine permits that were identified in the complaint as violating the legal standards that the plaintiffs have requested the district court to interpret. In addition, a pending permit application for the Company's Dal-Tex operation (known as the "Spruce Fork Permit") is specifically identified as a permit the issuance of which should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the DEP on August 6, 1998. The Company and the other defendants have vigorously opposed claims asserted in the lawsuit.

A settlement was entered between the plaintiffs and the Corps on December 23, 1998. Under that agreement, the plaintiffs agreed to dismiss all claims against the Corps in return for the Corps agreeing, in conjunction with other federal agencies, to conduct a comprehensive environmental impact statement of the long-term effects of valley fills. During the twenty-four (24) months anticipated to complete the study, the agreement imposes new, interim standards that will be used in reviewing and approving permits. The most significant change imposed under the settlement agreement is the obligation of a permit applicant to seek an individual Section 404 Clean Water Act permit if it proposes to construct a valley fill affecting a drainage area larger than 250 acres.

The Company's Dal-Tex operation's Spruce Fork Permit was specifically excluded from the terms of the settlement. Nevertheless, the EPA withdrew its final objections to a Clean Water Act Section 402 NPDES permit that had been pending since mid-1998. The Company was notified by the Corps on January 21, 1999 that it would issue its Clean Water Act Section 404 permit within five (5) days which was the last permit, approval, or authorization needed to commence mining on the Spruce Fork Permit. On January 26, 1999, the plaintiffs moved for a temporary restraining order. On February 3, 1999, the U.S. District Court for the Southern District of West Virginia entered the restraining order, which was subsequently extended until March 5, 1999. Simultaneously, the court commenced a hearing on the preliminary injunction which was concluded on February 26, 1999. On March 3, 1999, the court issued a preliminary injunction enjoining the issuance of the Spruce Fork Permit for the Company's Dal-Tex operation. Due to the delay in obtaining permits that will result from the entry of the preliminary injunction on, March 8, 1999, Dal-Tex announced it will idle the mine and lay off approximately 250 employees in July 1999. A trial on the merits is scheduled for July 1999.

Canyon Fuel is in litigation with the Skyline Partners, the lessors of the coal reserves which comprise Canyon Fuel's Skyline Mine. The coal leases in question were entered into between The Coastal Coal Corporation, Canyon Fuel's predecessor in interest, and the Skyline Partners' predecessor. The coal leases require the lessee, Canyon Fuel, to pay an annual advance minimum royalty of $5 million, which is fully recoupable against a production royalty that is to be paid by Canyon Fuel on each ton of coal mined and sold from the leaseholds. In 1997, Canyon Fuel concluded that a number of recoverable tons which remain on the leasehold were insufficient to allow it to fully recoup the total amount of advance royalties that have been paid to the Skyline Partners, and filed suit in Utah State Court against the Skyline Partners alleging that Canyon Fuel is not required to make the final minimum advance royalty payment of $5 million and seeking to recover $2.1 million in advance minimum royalties paid to the Skyline Partners that Canyon Fuel will not be able to recoup based upon the estimated number of recoverable tons under the leases. In November 1997, the Skyline Partners filed a companion case in Federal District Court in Colorado, seeking to compel Canyon Fuel to pay the last $5 million advance minimum royalty payment, and alleging a default under the leases. To date, these cases have principally involved procedural disputes concerning proper venue for the case.

On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the Environmental Protection Agency (the "EPA") and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of Virginia opened a criminal investigation of the 1996 incident. The Company has cooperated with the U.S. Attorney throughout the investigation which is still pending.

On October 31, 1997, the EPA notified a Company subsidiary that it was a potentially responsible party in the investigation and remediation of two hazardous waste sites located in Kansas City, Kansas, and Kansas City, Missouri. The Company's involvement arises from the subsidiary's sale, in the mid-1980's, of fluids containing small quantities of polychlorinated biphenyls ("PCBs") to a company authorized to engage in the processing and disposal of these wastes. Some of these waste materials were sent to one of the sites for final disposal. The Company responded to the information request submitted by the EPA on December 1, 1997. Any liability which might be asserted by the EPA against the Company is not believed to be material because of the de minimis quantity and concentration of PCBs linked to the Company. Moreover, the party with whom the subsidiary contracted to dispose of the waste material has agreed to indemnify the Company for any costs associated with this action.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rates; Restrictive Covenants

The Company has substantial leverage, including significant debt service and lease payment obligations. As of March 31, 1999, the Company had outstanding consolidated indebtedness of $1.3 billion, representing approximately 68% of capital employed.

The Company's ability to satisfy its debt service and lease payment obligations will depend upon the future operating performance of its subsidiaries, which will be affected by prevailing economic conditions in their markets, as well as financial, business and other factors, certain of which are beyond their control. Based upon current levels of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable the Company to fund its debt service and lease payment obligations or its other liquidity needs.

The degree to which the Company is leveraged could have material consequences to the Company and its business, including, but not limited to: (i) making it more difficult for the Company to satisfy its debt service, lease payment and other obligations; (ii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iii) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (iv) reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes and (vi) placing the Company at a competitive disadvantage when compared to competitors with less debt.

A significant portion of the Company's indebtedness bears interest at variable-rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, would have a material adverse effect on the Company.

Environmental and Regulatory Factors

Governmental authorities regulate the coal mining industry on matters as diverse as employee health and safety, air quality standards, water pollution, groundwater quality and availability, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment and surface subsidence from underground mining. In addition, federal legislation mandates certain benefits for various retired coal miners represented by the United Mine Workers of America ("UMWA"). These regulations and legislation have had and will continue to have a significant effect on the Company's costs of production and competitive position.

Mining companies must obtain numerous permits that impose strict regulations on various environmental and health and safety matters in connection with coal mining. Other than as described in "CONTINGENCIES-Legal Contingencies," the Company believes all permits required to conduct present mining operations have been obtained and that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. However, as described in "CONTINGENCIES-Legal Contingencies," the regulatory environment in West Virginia is changing with respect to current or future large scale surface mines.

The Company currently operates four large scale surface mines in West Virginia. As discussed in "CONTINGENCIES-Legal Contingencies," the issuance of a permit to mine reserves contiguous to existing operations at one of these mines, the Company's Dal-Tex mine, has been enjoined. Under current mining plans, the Company's other three large scale surface mines in West Virginia do not have any immediate need for new permits or the renewal or extension of existing permits. Because the regulatory authorities have considerable discretion in the timing of permit issuance and because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that future permits will be issued, or if issued, that such issuance would be timely, or that permitting requirements will not be changed or interpreted in a manner adversely affecting the Company.

The federal Clean Water Act affects coal mining operations in two principal ways. First, the Corps issues permits under Section 404 of the Clean Water Act whenever a mine operator proposes to build a fill or impoundment in waters of the United States. In addition, the EPA must approve the issuance by a state agency of an NPDES ("National Pollutant Discharge Elimination System") permit. This NPDES permit encompasses storm water discharges from a mine facility. Regular monitoring and compliance with reporting requirements and performance standards are conditions for the issuance and renewal of NPDES permits governing pollutant discharge. All states in which the Company's subsidiaries operate also have laws restricting discharge of pollutants into state waters.

New legislation, regulations or orders may be adopted or become effective which may adversely affect the Company's mining operations or cost structure, or the ability of the Company's customers to use coal. New legislation, regulations or orders may also require the Company to incur increased costs or to change operations significantly. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

The federal Clean Air Act requires utilities that currently are major sources of nitrous oxide in moderate or higher ozone non-attainment areas to install reasonably available control technology ("RACT") for nitrous oxide. In addition, stricter ozone standards are expected to be implemented by the EPA by 2003. The Ozone Transport Assessment Group ("OTAG") was formed to make recommendations to the EPA for addressing ozone problems in the eastern United States. Based on OTAG's recommendations, the EPA announced a proposal that would require 22 eastern states, including states in which many of the Company's customers are located, to make substantial reductions in nitrous oxide emissions. The EPA expects that states will achieve these reductions by requiring power plants to reduce their nitrous oxide emissions by an average of 85%. Installation of RACT and additional control measures required under the proposal will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

Any reduction in coal's share of the capacity for power generation could have a material adverse effect on the Company's financial condition and results of operations. The effect of such legislation or regulation, or other legislation that may be enacted in the future, on the coal industry in general and on the Company in particular cannot be predicted with certainty. Although a large portion of the Company's coal reserves are comprised of compliance and low-sulfur coal, there can be no assurance that the implementation of the Clean Air Act or any future regulatory provisions will not materially adversely affect the Company.

On December 11, 1997, U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur, and are also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could adversely affect the Company's financial condition and results of operations.

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $20.2 million of the Company's total operating income in the first quarter of 1999.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence, may experience fluctuations in operating results due to the expiration or termination of, or sales price redeterminations or suspensions of deliveries under, such coal supply agreements. Other short- and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customer's) control, including utility deregulation. In addition, certain price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors. The Company has from time to time renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications and force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party. Contracts occasionally include provisions that permit a utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

Although the Company cannot predict changes in its costs of production and coal prices with certainty, the Company believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its older long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. However, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment.

Potential Fluctuations in Operating Results; Seasonality

The Company may experience significant fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of one or more factors beyond its control, including expiration or termination of, or sales price redeterminations or suspensions of deliveries under, coal supply agreements; disruption of transportation services; changes in mine operating conditions; changes in laws or regulations, including permitting requirements; unexpected results in litigation; work stoppages or other labor difficulties; competitive and overall coal market conditions; and general economic conditions.

The Company's mining operations are also subject to factors beyond its control that can negatively or positively affect the level of production and thus the cost of mining at particular mines for varying lengths of time. These factors include weather conditions, equipment replacement and repair requirements; variations in coal seam thickness, amount of overburden, rock and other natural materials; and other surface or subsurface conditions. Such production factors frequently result in significant fluctuations in operating results.

Third quarter results of operations are frequently adversely affected by lower production and resultant higher costs due to scheduled vacation periods at the majority of the Company's mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects may prevent the third quarter from being comparable to the other quarters and also prevent the third quarter results from being indicative of results to be expected for the full year.

Certain Contractual Arrangements

Arch Western Resources, LLC ("Arch Western") owns the coal reserves and operating assets acquired in the Arch Western transaction. The Limited Liability Company Agreement pursuant to which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, if Arch Western at the time has a debt rating less favorable than Ba3 from Moody's Investors Service or BB- from Standard & Poors Ratings Group or does not meet certain specified indebtedness and interest coverage ratios, then a proposal that Arch Western make certain distributions, incur indebtedness, sell properties or merge or consolidate with any other person would require the consent of all the members of Arch Western.

In connection with the Arch Western transaction, the Company entered into an agreement pursuant to which the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the Arch Western transaction. Depending on the time at which any such indemnification obligation were to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

The membership interests in Canyon Fuel are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation, a Japanese corporation. The agreement which governs the management and operations of Canyon Fuel, provides for a Management Board to manage its business and affairs. Generally, the Management Board acts by affirmative vote of the representatives of the members holding more than 50% of the membership interests. However, certain actions require either the unanimous approval of the members or the approval of representatives of members holding more than 70% of the membership interests. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

Ashland Inc. ("Ashland") currently owns approximately 57% of the Company's outstanding common stock. Pursuant to a stockholders agreement among the Company, Ashland and Carboex S.A. ("Carboex"), the Company has agreed to nominate for election as a director of the Company, a person designated by Carboex, and Ashland has agreed to vote its shares of common stock in a manner sufficient to cause the election of such nominee, in each case for so long (subject to earlier termination in certain circumstances) as shares of common stock owned by Carboex represent at least 63% of the shares of common stock acquired by Carboex in the Company's merger with Ashland's subsidiary, Ashland Coal, Inc. In addition, for so long as the various trusts for the benefit of descendants of H.L. and Lyda Hunt and various corporations owned by trusts for the benefit of descendants of H.L. and Lyda Hunt (collectively the "Hunt Entities") have the collective voting power to elect by cumulative voting one or more persons to serve on the Board of Directors of the Company, the Company has agreed to nominate for election as directors of the Company that number of persons designated by certain of the Hunt Entities that could be elected to the Board by the Hunt Entities by exercise of such cumulative voting power.

The Company's Restated Certificate of Incorporation requires the affirmative vote of the holders of at least two-thirds of outstanding common stock voting thereon to approve a merger or consolidation and certain other fundamental actions involving or affecting control of the Company. The Company's Bylaws require the affirmative vote of at least two-thirds of the members of the Board of Directors of the Company in order to declare dividends and to authorize certain other actions.

Transportation

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers and thus adversely affect the Company's business and operating results. In addition, transportation costs are a significant component of the total cost of supplying coal to customers and can affect significantly a coal producer's competitive position and profitability. Increases in the Company's transportation costs, or changes in such costs relative to transportation costs incurred by providers of competing coal or of other fuels, could have an adverse effect on the Company's business and results of operations.

Importance of Acquisitions and Related Risks

The Company has grown, in part, through the acquisition of coal companies, coal properties, coal leases and related assets, and management believes that such acquisitions will continue to be important to the Company. Acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities and difficulties in the assimilation of the operations of the acquired companies, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be successful in the development of such acquisitions or that acquired operations will achieve anticipated benefits to the Company.

Reliance on Estimates of Reserves; Title

There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond the control of the Company. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon the number of variable factors and assumptions, such as geological and mining conditions (which may not be fully identified by available exploration data and/or differ from experience in current operations), historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning coal prices, operating costs, severance and excise taxes, development costs and reclamation costs, all of which may cause estimates to vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to the Company's reserves may vary from estimates, and such variances may be material. No assurance can be given that these estimates are an accurate reflection of the Company's actual reserves.

The Company's mining operations are conducted on properties owned or leased by the Company. The loss of any lease could adversely affect the Company's ability to develop the applicable reserves. Because title to most of the Company's leased properties and mineral rights is not thoroughly verified until a permit is being obtained to mine the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In addition, there can be no assurance that the Company can successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Management of Growth

As a result of the Arch Western transaction, the Company has experienced rapid growth that has placed and is expected to continue to place a significant strain on its management, operations and other resources. The future success of the Company will depend in part on its ability to successfully integrate the operations acquired in the Arch Western transaction and to attract and retain qualified personnel. The failure to obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on the Company's business, results of operations and financial condition.

Year 2000 Readiness Disclosure

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

Assessment/Remediation Plan -- The Company began its assessment of its exposure to the Year 2000 problem prior to the Company's merger with Ashland Coal, Inc. in June 1997, when, in connection with the necessary integration of the two companies' information services technology, a comprehensive plan for achieving an internal information services system free of Year 2000 concerns was adopted. Implementation of this plan commenced upon consummation of the merger, and essentially required company-wide replacement of key financial, informational and operational computer systems with standardized equipment and programs that were programmed to properly process year 2000 entries. The plan for standardizing key internal systems was modified to incorporate the key internal information systems acquired in the Arch Western transaction.

In April 1998, the Company implemented the first phase of its Year 2000 plan by installing a new Oracle General Ledger running on Year 2000 compliant HP 9000 servers and operating systems. In October 1998, the Company implemented Oracle's Human Resource System, and in March 1999, the Company began implementing a new Oracle Payroll System. The Company anticipates that the payroll system will be implemented at all locations by September 30, 1999. The Company began installation of Mincom Inc. systems in July 1998 to replace non-compliant purchasing, inventory and accounts payable systems. The scheduled completion for installation of these Mincom systems at all of the Company's mining locations is October 31, 1999. All desktop computers, network devices and related software are being tested and are being replaced if there is a Year 2000 problem. The Company has standardized Windows 95, Office 95, and NT file/printer servers, effective in October 1998.

In late 1997, the Company began the process of evaluating potential Year 2000 problems within its mining and processing equipment and within its systems and processes interfacing with, and hence dependent upon, third party systems. The effort to identify potential Year 2000 problems within its mining and processing equipment and in its interfaces with third parties is ongoing. When completed, the Company plans to contact customers, financial institutions, vendors, manufacturers, transportation companies and others with whom the Company conducts business which, if interrupted, could have a material adverse affect on the Company, and the Company plans to make cost effective efforts to remediate or minimize possible problems.

Assuming the cooperation of third parties in connection with the Company's efforts, the Company believes that it will be able to complete its assessment of material adverse risk associated with Year 2000 problems in its mining and processing equipment and within such third party systems and processes sufficiently in advance of January 1, 2000, to effect remedial measures where such measures are possible and cost effective. The Company is in the process of finalizing its assessment, and the target date for completing any remedial measures is July 31, 1999.

Costs of Plan -- To date, the Company has expended approximately $7.5 million of the total estimated $9.5 million required to eliminate Year 2000 concerns within the Company's internal information systems. The total costs include not only the elimination of Year 2000 concerns, but included in the costs are new state-of-the-art systems and costs addressing the Year 2000 concerns for the newly acquired operations in the Arch Western transaction. The cost of the project is based on management's best estimates, and there can be no assurance that these estimates will be achieved. Pending completion of the assessment of mining and processing equipment and third party system and processes risk, no amount can be reasonably estimated for remediation in these areas.

Year 2000 Risk -- The risks posed to the Company by the Year 2000 problems are difficult to quantify with certainty. The Company's Year 2000 plan for reconfiguring and standardizing internal information systems to properly process Year 2000 information depends upon several factors beyond the Company's immediate control. These factors include, for example, retention of qualified information services personnel in a highly competitive labor market and integrity of local and long distance carriers' Year 2000 telecommunication networks, which will be necessary for operation of the Company's wide area network. In addition, while the estimated completion date of the Company's reconfiguration efforts will permit some testing of the internal systems, the schedule would not likely give the Company adequate time to address defects in the system's Year 2000 processing if vendors' or consultants' warranties with respect to the new systems are not correct.

The unavailability of the Company's internal information systems for a sustained period would have an adverse affect on the Company. Depending upon the nature of the unavailability of the Company's internal information systems, the adverse effect on the Company could be material.

With respect to the Company's mining and processing equipment, the Company believes the greatest risk posed is that any of its multitude of sampling, processing and loading equipment at its mines, loadouts and terminals ceases to function as a result of a processing error not identified and/or corrected in the Company's assessment and remediation plan. Such failures could result in breaches in or defaults under the Company's coal sales contracts (some of which contain prices substantially above current market). Termination of certain or multiple coal sales contracts could have an adverse effect on the Company, and depending on the contracts involved, the adverse effect on the Company could be material.

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

Contingency Plans -- The Company has begun to develop contingency plans for key internal projects that, if delayed, could prevent certain mine operations from gaining access to Year 2000-compliant systems. Likewise, following the Year 2000 assessment of its customers and third party providers of goods and services, the Company will determine from information that it has received through correspondence and personal contact that if a company's Year 2000 remediation efforts are incomplete and the consequence is materially adverse, then contingency plans will be developed if economically reasonable.

Factors Routinely Affecting Results of Operations

Any one or a  combination  of the  following  factors may occur at times or in a manner that causes results of the Company's operations to deviate from expectations: changing demand; fluctuating selling prices; contract penalties, suspensions or terminations; operational, geologic, transportation and weather-related factors; unexpected regulatory changes; results of litigation; or labor disruptions. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a material adverse effect on the Company's current and projected results of operations. The effect of such a disruption at the Mingo Logan operations would be particularly severe because of the high volume of coal produced by those operations and the relatively high contribution to operating income from the sale of such coal.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   required  by  this  Item  is  contained  under  the  caption
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in this report and is incorporated herein by reference.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The information required by this Item is contained in the second through ninth paragraphs of the "CONTINGENCIES-Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

The civil action filed by the Company against a customer in the Federal District Court in the Southern District of West Virginia and related arbitration proceedings previously disclosed in response to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, were settled. In March 1999, the Company and the customer entered into a settlement agreement, pursuant to which (i) the customer agreed to pay the Company $1 million in cash; and (ii) the Company and the customer agreed to amend their coal supply agreement. The Company expects to enter into the amended coal supply agreement during the second quarter of 1999. Under the amended coal supply agreement, the customer will be obligated to purchase all of the requirements for the applicable power plant from the Company through April 2003, with certain payments due to the Company if the amount of coal supplied thereunder falls below certain annual thresholds.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 9, 1999, at the Company's headquarters at CityPlace One, Suite 300, St. Louis, Missouri, at 10:00 a.m.

(b) At such Annual Meeting, the holders of the Company's common stock elected the following nominees for director:

     Nominee                     Total Votes For           Total Votes Withheld
     -------                     ---------------           --------------------
     Philip W. Block                36,300,507                     47,384
     James R. Boyd                  36,302,107                     45,784
     Paul W. Chellgren              36,302,157                     45,734
     Ignacio Dominguez Urquijo      36,300,348                     47,543
     Thomas L. Feazell              36,301,557                     46,334
     Robert L. Hintz                36,301,004                     46,887
     Douglas H. Hunt                36,302,154                     45,737
     Steven F. Leer                 36,302,057                     45,834
     James L. Parker                36,301,554                     46,337
     A. Michael Perry               36,302,554                     45,337
     J. Marvin Quin                 36,299,507                     48,384
     Theodore D. Sands              36,298,654                     49,237

At such Annual Meeting, the Company's stockholders, by a vote of 36,326,055 for and 16,232 against, with 5,604 abstentions, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1999.

ITEM 5.   OTHER INFORMATION

Stockholders of Arch Coal may present proposals for consideration at the 2000 Annual Meeting of Stockholders by following the procedures outlined in Rule 14a-8 of the Securities Exchange Act of 1934 and Arch Coal Coal's Bylaws. Proposals of stockholders which are the proper subject for inclusion in the Proxy Statement and for consideration at the 2000 Annual Meeting must be received by Arch Coal's Corporate Secretary no later than November 13, 1999, in order to be included in Arch Coal's Proxy Statement and form of proxy card.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

2.1  Purchase  and Sale  Agreement  dated as of March 22,  1998  among  Atlantic
     Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
     Exhibit  2.1 to the  Company's  Current  Report on Form 8-K filed  June 15,
     1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch
     Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto
     (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Companys Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

10.1 Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

18   Preferability Letter of Ernst & Young LLP dated May 11, 1999

27   Financial Data Schedule

(b)  Reports on Form 8-K

A report on Form 8-K dated March 8, 1999 (reporting the Company's announcement of its plans to shut down its Hobet Mining subsidiary's Dal-Tex mine in Logan County, West Virginia) was filed during the period covered by this report and up to and including the date of filing of this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARCH COAL, INC.
                                         (Registrant)

Date: May 14, 1999                         /s/ Patrick A. Kriegshauser
                                         -----------------------------
                                         Patrick A. Kriegshauser
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date: May 14, 1999                         /s/ Jeffry N. Quinn
          `                              -----------------------------
                                         Jeffry N. Quinn
                                         Senior Vice President, General Counsel
                                         and Secretary
                                         (Duly Authorized Officer)

                                 Arch Coal, Inc.
                   Form 10-Q for Quarter Ended March 31, 1999

                                INDEX TO EXHIBITS

2.1  Purchase  and Sale  Agreement  dated as of March 22,  1998  among  Atlantic
     Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
     Exhibit  2.1 to the  Company's  Current  Report on Form 8-K filed  June 15,
     1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch
     Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto
     (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Companys Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

10.1 Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

18   Preferability Letter of Ernst & Young LLP dated May 11, 1999

27   Financial Data Schedule