Form 10-Q
period 1999-06-30
ARCH COAL INC
filed 1999-08-12
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    Form 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1999

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

At August 9, 1999, there were 38,186,428 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 1999 and
      December 31, 1998........................................................1

    Condensed Consolidated Statements of Income for the Three Months
      Ended June 30, 1999 and 1998 and the Six Months Ended
      June 30, 1999 and 1998...................................................2

    Condensed Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1999 and 1998..................................3

    Notes to Condensed Consolidated Financial Statements.......................4

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .......................9

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.........................................................23

PART II.  OTHER INFORMATION
---------------------------
  Item 1. Legal Proceedings...................................................23

  Item 4. Submission of Matters to a Vote of Security Holders.................23

  Item 5. Other Information...................................................23

  Item 6. Exhibits and Reports on Form 8-K....................................24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         June 30,   December 31,
                                                           1999         1998
                                                       ----------   ------------
                                                       (Unaudited)
Assets
  Current assets
    Cash and cash equivalents                          $   17,040    $   27,414
    Trade accounts receivable                             162,447       202,871
    Other receivables                                      51,190        24,584
    Inventories                                            80,344        68,455
    Prepaid royalties                                       3,274        13,559
    Deferred income taxes                                   8,694         8,694
    Other                                                  10,333         7,757
                                                       ----------    ----------
      Total current assets                                333,322       353,334
                                                       ----------    ----------

  Property, plant and equipment, net                    1,886,249     1,936,744
                                                       ----------    ----------

  Other assets
    Prepaid royalties                                      54,248        31,570
    Coal supply agreements                                168,931       201,965
    Deferred income taxes                                  96,761        83,209
    Investment in Canyon Fuel                             215,548       272,149
    Other                                                  37,105        39,249
                                                       ----------    ----------
      Total other assets                                  572,593       628,142
                                                       ----------    ----------
      Total assets                                     $2,792,164    $2,918,220
                                                       ==========    ==========
Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                   $  128,978       129,528
    Accrued expenses                                      127,945       142,630
    Current portion of long-term debt                      61,000        61,000
                                                       ----------    ----------
      Total current liabilities                           317,923       333,158

  Long-term debt                                        1,208,272     1,309,087
  Accrued postretirement benefits other
    than pension                                          344,380       343,553
  Accrued reclamation and mine closure                    150,283       150,636
  Accrued workers' compensation                           104,450       105,333
  Accrued pension cost                                     24,775        18,524
  Other noncurrent liabilities                             41,616        39,713
                                                       ----------    ----------
      Total liabilities                                 2,191,699     2,300,004
                                                       ----------    ----------
  Stockholders' equity
    Common stock                                              397           397
    Paid-in capital                                       473,332       473,116
    Retained earnings                                     145,486       150,423
    Treasury stock, at cost                               (18,750)       (5,720)
                                                       ----------    ----------
      Total stockholders' equity                          600,465       618,216
                                                       ----------    ----------
      Total liabilities and stockholders' equity       $2,792,164    $2,918,220
                                                       ==========    ==========

            See notes to condensed consolidated financial statements.


                        ARCH COAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                          June 30                   June 30,
                                                   ---------------------     ---------------------
                                                      1999        1998         1999         1998
                                                   ---------   ---------     ---------   ---------

Revenues
  Coal sales                                       $ 379,730   $ 342,215     $ 785,682   $ 641,178
  Income (loss) from equity investment                  (447)      2,416         3,582       2,416
  Other revenues                                      12,009       8,607        23,154      22,396
                                                   ---------   ---------     ---------   ---------
                                                     391,292     353,238       812,418     665,990
                                                   ---------   ---------     ---------   ---------
Costs and expenses
  Cost of coal sales                                 347,537     305,266       727,457     576,516
  Selling, general and administrative expenses         9,880       9,235        22,377      16,744
  Amortization of coal supply agreements               8,957       7,302        19,579      13,664
  Other expenses                                       4,179       3,985         8,282       9,258
                                                   ---------   ---------     ---------   ---------
                                                     370,553     325,788       777,695     616,182
                                                   ---------   ---------     ---------   ---------
     Income from operations                           20,739      27,450        34,723      49,808

Interest expense, net:
  Interest expense                                   (22,714)    (10,366)      (46,706)    (14,170)
  Interest income                                        334         115           662         181
                                                   ---------   ---------     ---------   ---------
                                                     (22,380)    (10,251)      (46,044)    (13,989)
                                                   ---------   ---------     ---------   ---------
     Income (loss) before income taxes,
       extraordinary item and cumulative effect
       of accounting change                           (1,641)     17,199       (11,321)     35,819
Provision (benefit) for income taxes                  (4,100)      2,200       (11,400)      5,000
                                                   ---------   ---------     ---------   ---------
     Income before extraordinary item and
       cumulative effect of accounting change          2,459      14,999            79      30,819
Extraordinary item from the extinguishment
  of debt, net of taxes                                    -      (1,488)            -      (1,488)
Cumulative effect of accounting change, net
  of taxes                                                 -           -         3,813           -
                                                   ---------   ---------     ---------   ---------
     Net income                                    $   2,459   $  13,511     $   3,892   $  29,331
                                                   =========   =========     =========   =========

Basic and diluted earnings per common share
  Income before extraordinary item and
    cumulative effect of accounting change         $    0.06   $    0.38     $       -   $    0.78
  Extraordinary item from the extinguishment
    of debt, net of taxes                                  -       (0.04)            -       (0.04)
  Cumulative effect of accounting change,
    net of taxes                                           -           -          0.10           -
                                                   =========   =========     =========   =========
Basic and diluted earnings per common share        $    0.06   $    0.34     $    0.10   $    0.74
                                                   =========   =========     =========   =========

Weighted average shares outstanding                   38,207      39,668        38,603      39,664
                                                   =========   =========     =========   =========

Dividends declared per share                       $   0.115   $   0.115     $   0.230   $   0.230
                                                   =========   =========     =========   =========


          See notes to condensed consolidated financial statements.


                   ARCH COAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)
                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          1999           1998
                                                       ----------    ----------
Operating activities
Net income                                             $    3,892    $   29,331
Adjustments to reconcile to cash
     provided by operating activities:
  Depreciation, depletion and amortization                120,947        85,619
  Prepaid royalties expensed                                8,763         9,819
  Net gain on disposition of assets                        (4,789)      (10,123)
  Income from equity investment                            (3,582)       (2,416)
  Distributions from equity investment                     59,842             -
  Cumulative effect of accounting change                   (3,813)            -
  Changes in:
      Receivables                                          13,180       (20,715)
      Inventories                                         (11,889)      (13,019)
      Accounts payable and accrued expenses               (14,089)        8,064
      Income taxes                                        (20,307)           87
      Accrued postretirement benefits other
        than pension                                          827         5,722
      Accrued reclamation and mine closure                   (353)        1,520
      Accrued workers' compensation benefits                 (883)        1,969
      Other                                                 5,704        (7,946)
                                                       ----------    ----------
    Cash provided by operating activities                 153,450        87,912
                                                       ----------    ----------
Investing activities
Cash paid for acquisitions                                      -    (1,090,000)
Additions to property, plant and equipment                (53,586)      (40,050)
Proceeds from dispositions of property, plant
 and equipment                                             19,309        10,449
Proceeds from coal supply agreements                       14,067             -
Additions to prepaid royalties                            (21,156)      (20,063)
                                                       ----------    ----------
    Cash used in investing activities                     (41,366)   (1,139,664)
                                                       ----------    ----------
Financing activities
Net proceeds from (payments on) revolver
 and lines of credit                                      (69,674)      100,713
Proceeds from (payments on) term loans                    (31,141)      974,599
Payments on senior notes                                        -       (42,860)
Proceeds from sale and leaseback of equipment                   -        45,442
Dividends paid                                             (8,829)       (9,117)
Proceeds from sale of common stock                              -           316
Proceeds from sale of treasury stock                        2,535             -
Purchases of treasury stock                               (15,349)            -
                                                       ----------    ----------
    Cash provided by (used in) financing activities      (122,458)    1,069,093
                                                       ----------    ----------
Increase (decrease) in cash and cash equivalents          (10,374)       17,341
Cash and cash equivalents, beginning of period             27,414         9,177
                                                       ----------    ----------
Cash and cash equivalents, end of period               $   17,040    $   26,518
                                                       ==========    ==========

       See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

Note  A -  General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended June 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

The Company's 65% ownership of Canyon Fuel Company, LLC ("Canyon Fuel") is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income (loss) from Canyon Fuel is reflected in the Condensed Consolidated Statements of Income as income (loss) from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note C).

Note B - Change in Accounting Method

Plant and equipment have principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Income for the six months ended June 30, 1999. In addition, the net income of the Company for the three months and six months ended June 30, 1999 is $.3 million and $.5 million, respectively, or $.01 per share, respectively, lower than it would have been if the Company had continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.

The   pro-forma   amounts   below  reflect  the   retroactive   application   of
units-of-production depreciation on preparation plants and loadouts:

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                -------------------    ------------------
                                                  1999        1998       1999       1998
                                                --------    -------    -------    -------
                                                  (in thousands, except per share data)
  Net income as reported                        $  2,459    $13,511    $ 3,892    $29,331
  Net income adjusted for the cumulative
    effect of accounting change and its
    retroactive application                     $  2,459    $13,385    $    79    $28,964
  Basic and diluted earnings per common
    share as reported                           $   0.06    $  0.34    $  0.10    $  0.74
  Basic and diluted earnings per common
    share adjusted for the cumulative effect
    of accounting change and its retroactive
    application                                 $   0.06    $  0.34    $  0.00    $  0.73


Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of Atlantic Richfield Company's ("ARCO") coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                Three Months Ended   Six Months Ended   One Month Ended
                                   June 30, 1999       June 30, 1999     June 30, 1998
                                   -------------     ----------------   ---------------
                                                      (in thousands)

  Revenues                           $ 63,444            $123,595          $ 20,583
  Total costs and expenses             64,817             119,830            17,246
                                     --------            --------          --------
  Net income (loss)                  $ (1,373)           $  3,765          $  3,337
                                     ========            ========          ========

  The Company's income (loss) from
    its equity investment in
    Canyon Fuel                      $  ( 447)           $  3,582          $  2,416
                                     ========            ========          ========


The Company's income (loss) from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income (loss) after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                           June 30,    December 31,
                                             1999          1998
                                          ---------    ------------
                                               (in thousands)

  Coal                                    $  40,547      $ 25,789
  Repair parts and supplies                  39,797        42,666
                                          ---------      --------
                                          $  80,344      $ 68,455
                                          =========      ========

Note E - Debt

Debt consists of the following:
                                           June 30,    December 31,
                                             1999          1998
                                          ----------   ------------
                                               (in thousands)
  Indebtedness to banks
    under lines of credit                 $    3,210    $   12,884
  Indebtedness to banks under
    revolving credit agreement,
    expiring May 31, 2003                    330,000       390,000
  Variable rate term loan payable
    quarterly through May 31, 2003           255,000       285,000
  Variable rate term loan
    payable May 31, 2003                     675,000       675,000
  Other                                        6,062         7,203
                                          ----------    ----------
                                           1,269,272     1,370,087
  Less current portion                        61,000        61,000
                                          ----------    ----------
  Long-term debt                          $1,208,272    $1,309,087
                                          ==========    ==========

In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western Resources, LLC, the entity owning the coal reserves and operating assets acquired in the Arch Western transaction ("Arch Western"), and a $900 million credit facility to the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the Company's new credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At June 30, 1999, the Company's debt is approximately 68% of capital employed.

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

The Company enters into interest-rate swap agreements to modify the interest rate characteristics of the Company's outstanding debt. At June 30, 1999, the Company had interest-rate swap agreements having a total notional value of $925.0 million. These swap agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed-rate of 5.49% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. The remaining term of the swaps at June 30, 1999 ranged from 38 to 62 months.

Note F - Treasury Stock

On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. As of June 30, 1999, the Company has acquired 1,704,000 shares under the repurchase program at the average price of $12.32 per share.

On February 25, 1999, the Company's Board of Directors authorized the Company to amend its Automatic Dividend Reinvestment Plan to provide, among other things, that dividends may be reinvested in the Company's common stock by purchasing authorized but unissued shares (including treasury shares) directly from the Company, as well as by purchasing shares in the open market. On May 4, 1999, the Company filed a Form S-3 with the Securities and Exchange Commission to register 2,000,000 shares of the Company's common stock for issuance under the amended Plan. As reflected in the Prospectus filed therewith, the amended Plan provides that the Company determines whether the Plan's administrator should reinvest dividends in shares purchased in the open market or in shares acquired directly from the Company. On June 11, 1999, the Company authorized and directed its Plan administrator to reinvest the June 15, 1999 dividend in the Company's treasury stock. On June 15, 1999, the Company paid a dividend of approximately $4.4 million of which approximately $2.5 million was reinvested in 188,647 shares of treasury stock. In accordance with the terms of the amended Plan, the treasury stock was reissued by the Company at the average of the high and low per share sales price as reported by the New York Stock Exchange on June 15, 1999, which was $13.438 per share. The Company accounts for the issuance of the treasury stock using the average cost method.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 1999 is $5.5 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $1.1 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the six months ended June 30, 1999 reflect a charge of $6.5 million related to the planned temporary shut down of its Dal-Tex mine in Logan County, West Virginia on July 23, 1999. The charge is comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. The shut down is due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia
(for a discussion of the legal action, see the "Contingencies - Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report).

The Company's operating results for the three and six months ended June 30, 1998 reflect pre-tax gains on the sale of surplus land totaling $1.4 million and $9.9 million, respectively.

Note I - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million, to pay related transaction fees of $.4 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one year periods or purchase the equipment. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the sale proceeds are less than $40.0 million. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of rental expense. Effective April 1, 1999, as a result of the pending temporary shut-down of the Dal-Tex operation, the Company purchased several pieces of equipment under lease that were included in this transaction for $14.4 million and transferred them to other operations within the Company. A pro rata portion of the deferred gain, $3.1 million, was utilized against the purchase value of the assets. As a result of this purchase, future non-cancelable rental payments remaining under this lease are expected to be approximately $4.7 million for the remainder of 1999 and $8.3 million and $.6 million in 2000 and 2001, respectively.

Note J - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations.


                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                --------------------   -------------------
                                                  1999        1998       1999       1998
                                                --------    --------   --------   --------
                                                  (in thousands, except per share data)
Numerator:
  Income before extraordinary item and
    cumulative effect of accounting change      $  2,459    $ 14,999   $     79   $ 30,819
  Extraordinary item, net of taxes                     -      (1,488)         -     (1,488)
  Cumulative effect of accounting
    change, net of taxes                               -           -      3,813          -
                                                --------    --------   --------   --------
      Net income                                $  2,459    $ 13,511   $  3,892   $ 29,331
                                                ========    ========   ========   ========
Denominator:
  Weighted average shares - denominator
    for basic                                     38,207      39,668     38,603     39,664
  Dilutive effect of employee stock options           89          39         77         44
                                                --------    --------   --------   --------
  Adjusted weighted averages shares -
    denominator for diluted                       38,296      39,707     38,680     39,708
                                                ========    ========   ========   ========
  Basic and diluted earnings per common share
    before extraordinary item and cumulative
    effect of accounting change                 $    .06    $    .38   $    .00   $    .78
                                                ========    ========   ========   ========
  Basic and diluted earnings per common share   $    .06    $    .34   $    .10   $    .74
                                                ========    ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Contingencies" and "Certain Trends And Uncertainties," sections below for a discussion of factors that may cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) herein, including in the "Outlook" and "Liquidity And Capital Resources" sections below.

RESULTS OF OPERATIONS

The Company acquired Atlantic Richfield Company's U.S. coal operations (the "Arch Western operations") effective June 1, 1998 (the "Arch Western transaction"). Results of operations do not include activity of the Arch Western operations prior to the effective date of this transaction. Accordingly, the Company's results of operations for the three and six months ended June 30, 1999 and three and six months ended June 30, 1998 are not directly comparable.

Quarter Ended June 30, 1999, Compared
  to Quarter Ended June 30, 1998

Net income for the quarter ended June 30, 1999 was $2.5 million, compared to net income of $13.5 million for the quarter ended June 30, 1998. Current period results include operating results of the Arch Western operations, whereas the prior period results only include operating results of the Arch Western
operations   from  June  1,  1998,  the  effective  date  of  the  Arch  Western transaction.

Total revenues for the quarter ended June 30, 1999 increased 11% from the prior period primarily as a result of the inclusion of revenues from the Arch Western operations in the entire quarter compared to the inclusion of only one month's revenues from the Arch Western operations in the quarter ended June 30, 1998. Revenues also increased as a result of increasing production and sales at the Samples mine. The increase in revenues was, however, partially offset by a decrease in sales caused by reduced production at the Dal-Tex operation, which was winding down operations for the planned temporary shut down, and at the Arch of Illinois operation, which closed its surface operation in June 1998 after depleting its recoverable reserves. Also, on a per-ton sold basis, the Company's average selling price decreased by $6.33 primarily because of the inclusion of the Arch Western operations. Western coal has a significantly lower average sales price than coal provided from the Company's eastern coal operations, due primarily to lower Btu content of Powder River Basin coal. Selling prices were also affected by adverse market conditions in certain western regions of the United States and export markets, as well as continuing reduced seasonal demand caused by unusually warm winter weather resulting in utilities generally having higher levels of stockpiled coal inventory.

Income from operations for the quarter ended June 30, 1999 decreased $6.7 million from the same period in the prior year despite the inclusion of the Arch Western operations for the entire current quarter in 1999. Operating results were negatively affected by production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex operation. The Company, as planned, temporarily shut down the Dal-Tex operation on July 23, 1999. The shut down is due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies-Legal Contingencies" section below). Operating results were also negatively affected by difficult market conditions, particularly for the Company's eastern coal, resulting from the reduced seasonal demand described above. The Company also experienced production shortfalls at its Black Thunder Mine in Wyoming due primarily to water drainage and sequencing difficulties. Canyon Fuel had an equity loss during the quarter as a result of two moves of longwall mining equipment that took place during the quarter at its operations and significant geologic difficulties at its Skyline Mine. These negative results were partially offset by the sale of a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million, along with settlements with two suppliers that added
$2.5 million to the quarter's results. Other factors affecting quarter to quarter comparisons relate to 1998 events that included a gain of $2.4 million related to the settlement of litigation and a gain of $2.0 million on sales of surplus land.

As a result of the carrying value of the sales contracts acquired in the Arch Western transaction, amortization of coal supply agreements increased $1.7 million.

Interest expense increased $12.3 million due to the increase in debt as a result of the Arch Western transaction.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, merger-related costs and unusual items, net interest expense, income taxes, depreciation, depletion and amortization, for the Company, its subsidiaries and its ownership percentage in its equity investments) was $88.2 million for the quarter ended June 30, 1999 compared to $77.6 million for the same quarter a year ago. The increase in EBITDA is primarily attributable to the additional activity generated from the Arch Western operations offset, in part, by the negative variance in income from operations previously discussed. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

Six Months Ended June 30, 1999 Compared
  to Six Months Ended June 30, 1998

Net income for the six months ended June 30, 1999 was $3.9 million, compared to $29.3 million for the six months ended June 30, 1998. Current period results include operating results of the Arch Western operations, whereas the prior period results only include operating results of the Arch Western operations from June 1, 1998, the effective date of the Arch Western transaction.

Total revenues for the six months ended June 30, 1999 increased 22% from the prior period primarily as a result of the inclusion of revenues from the Arch Western operations for the entire six months ended June 30, 1999 compared to the inclusion of revenues from the Arch Western operations from June 1, 1998 in the six months ended June 30, 1998. Revenues also increased as a result of increasing production and sales at the Samples mine. The increase in revenues was, however, partially offset by a decrease in sales caused by reduced production at the Dal-Tex operation, which was winding down operations for the planned temporary shut down, and at the Arch of Illinois operation, which closed its surface operation in June 1998 after depleting its recoverable reserves. Also, on a per-ton sold basis, the Company's average selling price decreased by $8.03 primarily because of the inclusion of the Arch Western operations. Western coal has a significantly lower average sales price than coal provided from the Company's eastern coal operations, due primarily to lower Btu content of Powder River Basin coal. Selling prices were also affected by adverse market conditions in certain western regions of the United States and export markets, as well as continuing reduced seasonal demand caused by unusually warm winter weather resulting in utilities generally having higher levels of stockpiled coal inventory.

Income from operations for the six months ended June 30, 1999 decreased $15.1 million from the same period in the prior year despite the inclusion of the Arch Western operations in the current period. Operating results were negatively affected by production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex operation. The Company, as planned, temporarily shut down the Dal-Tex operation on July 23, 1999. The shut down is due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies" section below). As a result of the shut down, the Company also recorded a charge of $6.5 million in the first quarter of 1999 comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. Operating results were also negatively affected by difficult market conditions particularly for the Company's eastern production as described above. The Company also experienced production shortfalls at its Black Thunder Mine in Wyoming due primarily to water drainage and sequencing difficulties. In addition, the Skyline Mine had two moves of longwall mining equipment that took place at its operations and experienced significant geologic difficulties in the second quarter of 1999. These negative results were partially offset by the sale of a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million, along with settlements with two suppliers that added $2.5 million to the second quarter of 1999 results. Other factors affecting comparisons for the six months relate to 1998 events that included a gain of $9.9 million on sales of surplus land, and a gain of $2.4 million related to the settlement of litigation offset by operating losses incurred at the Company's Mine No. 37, which was closed in January, 1998.

Selling, general and administrative expenses increased $5.6 million primarily due to the effects of the Arch Western transaction and additional legal and media expenses related to mountaintop removal issues in West Virginia.

As a result of the carrying value of the sales contracts acquired in the Arch Western transaction, amortization of coal supply agreements increased $5.9 million.

Interest expense increased $32.5 million due to the increase in debt as a result of the Arch Western transaction.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Effective January 1, 1999, the Company changed its method of depreciation on preparation plants and loadouts from a straight-line basis to a units-of-production basis which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Income for the six months ended June 30, 1999.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, merger-related costs and unusual items, net interest expense, income taxes, depreciation, depletion and amortization for the Company, its subsidiaries and its ownership percentage in its equity investments) was $174.2 million for the six months ended June 30, 1999 compared to $138.9 million for the same period a year ago. The increase in EBITDA is primarily attributable to the additional activity generated from the Arch Western operations offset, in part, by the negative variance in income from operations previously discussed.

OUTLOOK

The Arch Western transaction, which occurred on June 1, 1998, will help solidify the Company's future as other operations' reserves deplete, most notably Mingo Logan's Mountaineer Mine estimated to deplete longwall mineable tons in 2002. The Company continues to develop its assets at the Arch Western operations including the Black Thunder Mine near Gillette, Wyoming. On March 12, 1999, the Company entered into an agreement to transfer ownership of a portion of the 412-million-ton Thundercloud federal coal lease, which is part of the Company's Black Thunder Mine, to Kennecott Energy Company. The reserves, located adjacent to the western border of Kennecott Energy's Jacobs Ranch Mine, are estimated to contain 35 million tons of coal. In exchange for that portion of the lease, the Company received approximately $12 million along with baseline environmental data with respect to the Thundercloud leasehold. The environmental data will allow the Company to expedite the permitting of the property. The Thundercloud reserve has lower ratios than are currently being mined on average by the Black Thunder Mine. In addition, Black Thunder Mine is currently constructing a fourth dragline that is estimated to be placed in service in the first quarter of 2000.

The Company experienced poor rail service at its western operations in 1998. Rail service has improved in the first six months of 1999 and management expects this trend to continue. The Company has, however, experienced production problems at its Black Thunder Mine arising from surface water run-off and groundwater issues. During 1999, the Black

Thunder Mine implemented a comprehensive water control and drainage program which began to produce positive results at the end of the second quarter. The Company believes that the corrective measures implemented through the first half of 1999 should minimize water related difficulties at the operation.

As planned, the Company temporarily shut down its Dal-Tex operation in Logan County, West Virginia on July 23, 1999. The shut down is due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see "Contingencies - Legal Contingencies" below). Management expects the decrease in production resulting from the shut-down of its Dal-Tex operation to be offset, in part, by increased production at the Company's other eastern mines. Management also plans to increase production at the Company's Black Thunder Mine in the Powder River Basin where several pieces of mining equipment from Dal-Tex have been relocated. Management is hopeful that it can re-open the Dal-Tex operation after all necessary permits are obtained. Issuance of all necessary permits is not expected until mid-2001 at the earliest.

On March 2, 1999, the Company announced its intention to explore the potential disposition of its Coal-Mac (Kentucky operations), Lone Mountain and Pardee mining operations. These operations collectively contributed approximately 8.5% and 10.4% of the Company's total revenues and operating profit, respectively, for the six months ended June 30, 1999. The Company intends to use the proceeds of any disposition to reduce debt. The Company anticipates that the disposition of these operations would be consummated prior to the end of the year; however, there can be no assurance as to when, if at all, these operations will be sold or at what price they will be sold.

On June 22, 1999, Ashland Inc., which owns approximately 58% of the Company's outstanding shares of common stock, announced that it was exploring strategic alternatives for its investment in the Company. There has been no immediate impact on the operations of the Company as a result of such announcement, and the Company continues to focus on its five chief financial objectives: 1)
aggressively paying down debt, 2) further strengthening cash generation, 3) improving earnings, 4) increasing productivity, and 5) selling non-strategic and underperforming assets.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 1999 and 1998:

                                       1999          1998
                                    ----------    -----------
                                         (in thousands)

   Cash provided by (used in):
     Operating activities           $  153,450    $    87,912
     Investing activities              (41,366)    (1,139,664)
     Financing activities             (122,458)     1,069,093

Cash provided by operating activities increased in the six months ended June 30, 1999 from the level in the same period of 1998 due primarily to decreases in accounts receivable and to increased operating activity resulting from the Arch Western transaction, including distributions from the Company's investment in Canyon Fuel. This increase was partially offset by a reduction in accounts payable and accrued expenses and increased interest expense resulting from increased borrowings associated with the Arch Western transaction.

A portion of the distributions from the Company's investment in Canyon Fuel were a result of Canyon Fuel amending coal supply agreements with the Intermountain Power Agency's Intermountain Power Project ("IPA") during January 1999. Pursuant to the amended coal supply agreements, Canyon Fuel will supply coal to IPA through 2010 with a mutual option to extend the terms of the agreements to 2015 at a rate of approximately 2.2 million tons per year. Canyon Fuel and IPA settled a pending arbitration and related litigation resulting from IPA's assertion of a gross inequity under the coal supply contracts and disagreements over the price escalation provisions of the contracts. As part of the settlement, IPA agreed to pay to Canyon Fuel $12.7 million, which had been withheld due to the dispute. The members of Canyon Fuel also agreed to terminate certain indemnification rights, including indemnification rights relating to the IPA coal supply agreements, arising in connection with the December 1996 acquisition of Canyon Fuel from The

Coastal Corporation, and the Company agreed to terminate certain indemnification rights relating to the IPA coal supply agreements under agreements relating to the Arch Western transaction. In the aggregate, the Company will receive $29.9 million over three years for termination of the indemnity rights. The proceeds from the termination of the indemnity rights will be used to repay debt and for other corporate purposes.

The decrease in cash used for investing activities from the first six months of 1998 primarily results from payment of $1.1 billion in cash in the Arch Western transaction during the second quarter of 1998. In addition, the Company amended a coal supply agreement acquired in the Arch Western transaction. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.9 million (net of royalty and tax obligations) from the customer. Proceeds from the disposition of property, plant and equipment increased $8.9 million primarily as a result of selling a portion of the Thundercloud lease to Kennecott Energy for approximately $12 million (see additional discussion in OUTLOOK). In addition, the Company's expenditures for property, plant and equipment were $53.6 million and $40.1 million for the six months ended June 30, 1999 and 1998, respectively. Expenditures in 1999 included approximately $20.3 million for equipment upgrades and re-erection costs for assets at the Arch Western operations' Thunder Basin Coal Company, including $11.8 million for the construction of a fourth dragline at the Black Thunder Mine. The Company also incurred $8.3 million at its Samples Mine to acquire a new spread of equipment and to relocate a shovel from the Wylo operation. Also included in the six months ended June 30, 1999 were equipment upgrades at Mingo Logan and Mountain Coal Company of $2.7 million and $5.9 million, respectively. The Company also purchased leased equipment associated with the Dal-Tex operation for $14.4 million. Several pieces of the equipment were subsequently moved to other operations.

Cash used in financing activities reflects a reduction in borrowings of $100.8 million during the first six months of 1999. During the same period of 1998, there was an increase in borrowings of $1.1 billion associated with the Arch Western transaction, net of associated debt repayment. In addition, in January 1998, a sale and leaseback of equipment resulted in net proceeds of $45.5 million. The Company also repurchased 1,373,800 shares of its own common stock for $15.4 million as part of a stock repurchase program during 1999. The repurchases were partially offset by the issuance of 188,647 treasury shares for approximately $2.5 million associated with the Company's dividend reinvestment plan.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 1999, there were $65 million of such agreements in effect of which $3.2 million were outstanding.

The Company is exposed to market risk associated with interest rates. At June 30, 1999, debt included $1.263 billion of floating-rate debt which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest rate characteristics of outstanding Company debt. At June 30, 1999, the Company had interest- rate swap agreements having a total notional value of $925.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.49% (before the credit spread over LIBOR) and is receiving a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements would be deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at June 30, 1999 ranged from 38 to 62 months. All instruments are entered into for other than trading purposes.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 1998 as filed on Form 10-K with the Securities and Exchange Commission.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis- point move in interest rates from their levels at June 30, 1999 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $30.0 million at June 30, 1999. Based on the variable-rate debt included in the Company's debt portfolio as of June 30, 1999, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.4 million of interest expense incurred based on quarter-end debt levels.

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

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No such adjustments were recorded in the six months ended June 30, 1999 or in the six months ended June 30, 1998. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 1999 is $5.5 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.7 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material currently pending litigation could be as much as $1.1 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

On July 16, 1998, ten individuals and The West Virginia Highlands Conservancy filed suit in U.S. District Court for the Southern District of West Virginia against the director of the West Virginia Division of Environmental Protection ("DEP") and officials of the U.S. Army Corps of Engineers (the "Corps") alleging violations of SMCRA and the Clean Water Act. The plaintiffs alleged that the DEP and the Corps have violated their duties under SMCRA and the Clean Water Act by authorizing the construction of "valley fills" under certain surface coal mining permits. These fills are the large, engineered works into which the excess earth and rock extracted above and between the seams of coal that are removed during surface mining are placed. The plaintiffs also alleged that the DEP has failed to require that lands mined be restored to "approximate original contour" and that approved post-mining land uses are enforced following reclamation.

Four indirect, wholly owned subsidiaries of the Company hold nine permits that were identified in the complaint as violating the legal standards that the plaintiffs requested the district court interpret. In addition, a pending permit application for the Company's Dal-Tex operation (known as the "Spruce Fork Permit") was specifically identified as a permit the issuance of which should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the DEP on August 6, 1998.

A partial settlement between the plaintiffs and the Corps was reached on December 23, 1998. Pursuant to that settlement, all claims were dismissed against the Corps for its alleged failure to execute its duties under the Clean Water Act. The settlement agreement reached between the Corps and the plaintiffs requires the preparation of a programmatic environmental impact statement (an "EIS") under the National Environmental Policy Act of 1969 ("NEPA") to evaluate the environmental effects of mountaintop mining. This EIS is scheduled to be completed by January 2001. Until it is completed, any proposed fill greater than 250 acres in size must secure an individual Clean Water Act Section 404 "dredge and fill" permit, instead of a general permit which the Corps had issued under its nationwide authorization program for the Dal-Tex operation. The Spruce Fork Permit, however, was not included in the settlement, and the claims against the Corps with respect to that permit were not dismissed.

On March 3, 1999, the court issued a preliminary injunction which prohibited the Corps from issuing the general Clean Water Act Section 404 "dredge and fill" permit for the Dal-Tex operation and enjoined the Company from future operations on the permit until a full trial on the merits is held. As a result of the entry of the preliminary injunction, the Company announced on March 8, 1999 that it would idle the mine and lay off more than 250 employees.

On July 26, 1999, the plaintiffs and DEP tendered to the court a proposed consent decree which would resolve most of the remaining issues in the case. Pursuant to the proposed consent decree, the DEP agreed to amend its regulations and procedures to correct deficiencies that were alleged by the plaintiffs. The Company's Hobet Mining subsidiary agreed as part of the proposed consent decree to revise portions of its Spruce Fork Permit application to conform to a new definition of "approximate original contour" that would be adopted pursuant to the consent decree. Hobet Mining also agreed to seek an individual Clean Water Act Section 404 "dredge and fill" permit from the Corps as part of its future mining operation. Before issuing that permit, the Corps must first complete an EIS to comply with the provisions of NEPA. The completion of the EIS and issuance of all permits are not expected until mid-2001 at the earliest.

One remaining issue not resolved by the proposed consent decree is the applicability of a regulation which imposes a "buffer zone" around certain streams. The plaintiffs allege this regulation prohibits the construction of valley fills. The parties have agreed that this issue should be resolved on cross motions for summary judgment. The court has set a briefing schedule on this issue which should be decided in September 1999.

In a hearing on July 30, 1999, the court declined at that time to enter the consent decree as proposed, and has established a public comment period on the proposed decree which closes on September 30, 1999. At the hearing, the Court expressed concern that the decree purported to resolve the issues, but that such resolution was conditioned upon future actions by the parties, such as the enactment of new regulations by DEP. Accordingly, the court has retained jurisdiction over the case generally, and has continued the injunction issued on March 3, 1999, which prohibits any mining related activities on the area covered by the Spruce Fork Permit. It is unclear as to the effect of the Court's failure to enter the consent decree on the proposed settlement, however, at this time it appears that all of the parties are committed to implement the terms of the proposed consent decree and obtain court approval at a later date, after the other conditions are resolved.

Canyon Fuel is in litigation with the Skyline Partners, the successor in interest to a prior lessee of the coal reserves that comprise Canyon Fuel's Skyline Mine. The litigation arises from an agreement between a subsidiary of The Coastal Corporation, Canyon Fuel's predecessor in interest, and the Skyline Partners' predecessor. The agreement requires the lessee, Canyon Fuel, to pay the Skyline Partners an annual advance minimum royalty of $5 million per year through 1997, which is fully recoupable against a production royalty that is to be paid by Canyon Fuel on each ton of coal mined and sold from the leaseholds. In 1997, Canyon Fuel concluded that a number of recoverable tons which remain on the leaseholds were insufficient to allow it to fully recoup the total amount of advance royalties that have been paid to the Skyline Partners. Accordingly, Canyon Fuel filed suit in Utah State Court against the Skyline Partners alleging that Canyon Fuel is not required to make the final minimum advance royalty payment of $5 million and seeking to recover $2.1 million in advance minimum royalties paid to the Skyline Partners that Canyon Fuel will not be able to recoup based upon the estimated number of recoverable tons under the leases. In November 1997, the Skyline Partners filed a companion case in Federal District Court in Colorado, seeking to compel Canyon Fuel to pay the last $5 million advance minimum royalty payment, and alleging a default under the agreement. The Utah State Court action was removed to the Federal District Court in Utah and, thereafter, the parties agreed to stay the Colorado proceeding and to proceed with the Utah Federal District Court case. On June 18, 1999, the Skyline Partners filed an amended answer and several counterclaims against Canyon Fuel. The counterclaims asserted against Canyon Fuel include a bad faith claim, a claim that Canyon Fuel did not develop the reserve in a prudent manner, a claim that Canyon Fuel breached a duty to obtain the best price for the coal, and a claim for an overriding royalty on tons produced from adjacent leases. The case is scheduled for trial in March 2000.

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

On October 31, 1997, the EPA notified a Company subsidiary that it was a potentially responsible party in the investigation and remediation of two hazardous waste sites located in Kansas City, Kansas, and Kansas City, Missouri. The Company's involvement arises from the subsidiary's sale, in the mid-1980's, of fluids containing small quantities of polychlorinated biphenyls ("PCBs") to a company authorized to engage in the processing and disposal of these wastes. Some of these waste materials were sent to one of the sites for final disposal. The Company responded to the information request submitted by the EPA on December 1, 1997. Any liability which might be asserted by the EPA against the Company is not believed to be material because of the de minimis quantity and concentration of PCBs linked to the Company. Moreover, the party with which the subsidiary contracted to dispose of the waste material has agreed to indemnify the Company for any costs associated with this action.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rates; Restrictive Covenants

The Company has substantial leverage, including significant debt service and lease payment obligations. As of June 30, 1999, the Company had outstanding consolidated indebtedness of $1.269 billion, representing approximately 68% of capital employed.

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

Mining companies must obtain numerous permits that impose strict regulations on various environmental and health and safety matters in connection with coal mining. Other than as described in "Contingencies-Legal Contingencies" above, the Company believes all permits required to conduct present mining operations have been obtained and that, upon the filing of the required information with the appropriate regulatory agencies, all permits necessary for continuing operations will be obtained. However, as indicated by the legal action involving the Company's Dal-Tex operation which is discussed in "Contingencies-Legal Contingencies" above, the regulatory environment in West Virginia is changing with respect to current or future large scale surface mines.

The Company currently operates four large scale surface mines in West Virginia. As discussed in "Contingencies-Legal Contingencies" above, the issuance of a Clean Water Act Section 404 "dredge and fill" permit with respect to the Company's Dal-Tex operation has been enjoined. Under current mining plans, the Company's other three large scale surface mines in West Virginia do not have an immediate need for any new Clean Water Act Section 404 "dredge and fill" permits or for the renewal or extension of any such existing permits other than those routine in nature. Because the regulatory authorities have considerable discretion in the timing of permit issuance and because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that future Clean Water Act Section 404 "dredge and fill" permits or any other permits will be issued, or if issued, that such issuance would be timely, or that permitting requirements will not be changed or interpreted in a manner adversely affecting the Company.

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

The federal Clean Air Act requires utilities that currently are major sources of nitrous oxide in moderate or higher ozone non-attainment areas to install reasonably available control technology ("RACT") for nitrous oxide. In addition, stricter ozone standards are expected to be implemented by the EPA by 2003. The Ozone Transport Assessment Group ("OTAG") was formed to make recommendations to the EPA for addressing ozone problems in the eastern United States. Based on OTAG's recommendations, the EPA announced a proposal that would require twenty-two eastern states, including states in which many of the Company's customers are located, to make substantial reductions in nitrous oxide emissions. The EPA expects that states will achieve these reductions by requiring power plants to reduce their nitrous oxide emissions by an average of 85%. Installation of RACT and additional control measures required under the proposal will make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state attainment plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

On December 11, 1997, U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could adversely affect the Company's financial condition and results of operations.

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $35.0 million of the Company's total operating income for the six months ended June 30, 1999.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements, and as a consequence, may experience fluctuations in operating results due to the expiration or termination of, or sales price redeterminations or suspensions of deliveries under such coal supply agreements. Other short- and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customer's) control, including utility deregulation. In addition, certain price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors. The Company has from time to time renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications and force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party. Contracts occasionally include provisions that permit a utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments, or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

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

The membership interests in Canyon Fuel are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation, a Japanese corporation. The agreement which governs the management and operations of Canyon Fuel provides for a Management Board to manage its business and affairs. Generally, the Management Board acts by affirmative vote of the representatives of the members holding more than 50% of the membership interests. However, certain actions require either the unanimous approval of the members or the approval of representatives of members holding more than 70% of the membership interests. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

Ashland Inc. ("Ashland") currently owns approximately 58% of the Company's outstanding common stock. Pursuant to a stockholders agreement among the Company, Ashland and Carboex S.A. ("Carboex"), the Company has agreed to nominate for election as a director of the Company, a person designated by Carboex, and Ashland has agreed to vote its shares of common stock in a manner sufficient to cause the election of such nominee, in each case for so long (subject to earlier termination in certain circumstances) as shares of common stock owned by Carboex represent at least 63% of the shares of common stock acquired by Carboex in the Company's merger with Ashland's subsidiary, Ashland Coal, Inc. In addition, for so long as the various trusts for the benefit of descendants of H.L. and Lyda Hunt and various corporations owned by trusts for the benefit of descendants of H.L. and Lyda Hunt (collectively the "Hunt Entities") have the collective voting power to elect by cumulative voting one or more persons to serve on the Board of Directors of the Company, the Company has agreed to nominate for election as directors of the Company that number of persons designated by certain of the Hunt Entities that could be elected to the Board by the Hunt Entities by exercise of such cumulative voting power.

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

The Company's mining operations are conducted on properties owned or leased by the Company. The loss of any lease could adversely affect the Company's ability to develop the applicable reserves. Because title to most of the Company's leased properties and mineral rights is not usually verified until a commitment is made by the Company to develop a property, which may not occur until after the Company has obtained necessary permits and completed exploration of the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In addition, there can be no assurance that the Company can successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Management of Growth

As a result of the Arch Western transaction, the Company has experienced rapid growth that has placed and is expected to continue to place a significant strain on its management, operations and other resources. The future success of the Company will depend in part on its ability to successfully integrate the Arch Western operations and to attract and retain qualified personnel. The failure to obtain needed personnel or to implement management, operating or financial systems necessary to successfully integrate acquired operations or otherwise manage growth when and as needed could have a material adverse effect on the Company's business, results of operations and financial condition.

Year 2000 Readiness Disclosure

Computer programs used by the Company for financial and operational purposes are being reprogrammed to be "Year 2000" compliant. The "Year 2000 problem" exists because many existing computer programs and embedded chip microprocessors were programmed to read the "00" in a year 2000 entry as 1900, or will fail to recognize "00" as a date at all. Failure to read the date properly or at all may cause miscalculations, or may simply cause the program or microprocessor to send errant commands or cease functioning.

Assessment/Remediation Plan - The Company began its assessment of its exposure to the Year 2000 problem prior to the Company's merger with Ashland Coal, Inc. in June 1997 when, in connection with the necessary integration of the two companies' information services technology, a comprehensive plan for achieving an internal information services system free of Year 2000 concerns was adopted. Implementation of this plan commenced upon consummation of the merger, and essentially required company-wide replacement of key financial, informational and operational computer systems with standardized equipment and programs that were programmed to properly process Year 2000 entries. The plan for standardizing key internal systems was modified to incorporate the key internal information systems acquired in the Arch Western transaction.

In April 1998, the Company implemented the first phase of its Year 2000 plan by installing a new Oracle General Ledger running on Year 2000 compliant HP 9000 servers and operating systems. In October 1998, the Company implemented Oracle's Human Resource System, and in March 1999, the Company began rolling out a new Oracle Payroll System to its individual mines. The Company anticipates that the payroll system will be implemented at all locations by November 30, 1999. The Company began installation of Mincom Inc. systems in July 1998 to replace non-compliant purchasing, inventory and accounts payable systems. The scheduled completion for installation of these Mincom systems at all of the Company's mining locations is November 1, 1999. All desktop computers, network devices and related software are being tested and are being replaced if there is a Year 2000 problem. The Company standardized on Windows 95, Office 95, and NT file/printer servers, effective in October 1998.

In late 1997, the Company began the process of evaluating potential Year 2000 problems within its mining and processing equipment and within its systems and processes interfacing with, and hence dependent upon, third party systems. The effort to identify potential Year 2000 problems within its mining and processing equipment and in its interfaces with third parties has been completed. The Company has contacted key customers, financial institutions, vendors, manufacturers, transportation companies and others with which the Company conducts business which, if interrupted, could have a material adverse affect on the Company, and the Company plans to make cost effective efforts to remediate or minimize possible Year 2000 problems.

Assuming the cooperation of third parties in connection with the Company's Year 2000 efforts, the Company believes that it will be able to complete its remediation of Year 2000 problems within its mining and processing equipment and within such third party systems and processes sufficiently in advance of January 1, 2000, where such measures are possible and cost effective. The Company is in the process of remediating identified problems and has targeted November 1, 1999 for completion.

Costs of Plan - To date, the Company has expended approximately $8.5 million of the total estimated $10.5 million required to eliminate Year 2000 concerns within the Company's internal information systems. The cost of the project is based on management's best estimates, and there can be no assurance that these estimates will be achieved.

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

With respect to the Company's mining and processing equipment, the Company believes the greatest risk posed is the possibility that any of its multitude of sampling, processing and loading equipment at its mines, loadouts and terminals would cease to function as a result of a processing error not identified and/or corrected in the Company's assessment and remediation plan. Such failures could result in breaches in or defaults under the Company's coal sales contracts (some of which contain prices substantially above current market). Termination of certain or multiple coal sales contracts could have an adverse effect on the Company, and depending on the contracts involved, the adverse effect on the Company could be material.

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

Contingency Plans - The Company has developed contingency plans for key internal projects that, if delayed, could prevent certain mine operations from gaining access to Year 2000-compliant systems. With respect to Year 2000 compliance by the Company's third party service providers (financial institutions, transportation carriers, vendors/suppliers), the Company will continue to monitor them for Year 2000 compliance. Any new information that may change their Year 2000 status will be assessed and appropriate action will be taken where cost effective alternatives are available.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The   information   required  by  this  Item  is  contained  under  the  caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is contained in the second through eleventh paragraphs of the "Contingencies-Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required under this item with respect to the Company's Annual Meeting of Stockholders held on April 9, 1999, is incorporated by reference herein from Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed May 14, 1999 with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

Stockholders of the Company may present proposals for consideration at the 2000 Annual Meeting of Stockholders by following the procedures outlined in Rule 14a-8 of the Securities Exchange Act of 1934 and the Company's Bylaws. Proposals of stockholders which are the proper subject for inclusion in the Proxy Statement and for consideration at the 2000 Annual Meeting must be received by the Company's Corporate Secretary no later than November 13, 1999, in order to be included in the Company's Proxy Statement and form of proxy card.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

2.1  Purchase  and Sale  Agreement  dated as of March 22,  1998  among  Atlantic
     Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
     Exhibit  2.1 of the  Company's  Current  Report on Form 8-K filed  June 15,
     1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch
     Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto
     (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27   Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K dated June 25, 1999 (reporting the Company's comments on Ashland Inc.'s decision to explore strategic alternatives for its investment in the Company) was filed during the period covered by this report and up to and including the date of filing of this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARCH COAL, INC.
                                              (Registrant)

Date: August 12, 1999                          /s/ John W. Lorson
                                              -------------------
                                              John W. Lorson
                                              Controller
                                              (Chief Accounting Officer)


Date: August 12, 1999                          /s/ Jeffry N. Quinn
                                              --------------------
                                              Jeffry N. Quinn
                                              Senior Vice President,
                                              General Counsel and Secretary
                                              (Duly Authorized Officer)

                                 Arch Coal, Inc.
                    Form 10-Q for Quarter Ended June 30, 1999

                                INDEX TO EXHIBITS


2.1  Purchase  and Sale  Agreement  dated as of March 22,  1998  among  Atlantic
     Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
     Exhibit  2.1 of the  Company's  Current  Report on Form 8-K filed  June 15,
     1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch
     Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto
     (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10- K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27   Financial Data Schedule