Form 10-Q
period 1999-09-30
ARCH COAL INC
filed 1999-11-15
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1999

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

At November 12, 1999, there were 38,187,382 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 1999 and
      December 31, 1998........................................................1

    Condensed Consolidated Statements of Operations for the Three Months
      Ended September 30, 1999 and 1998 and the Nine Months Ended
      September 30, 1999 and 1998..............................................2

    Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1999 and 1998............................3

    Notes to Condensed Consolidated Financial Statements.......................4

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .......................9

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.........................................................25

PART II.  OTHER INFORMATION
---------------------------
  Item 1. Legal Proceedings...................................................26

  Item 6. Exhibits and Reports on Form 8-K....................................26

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                     (Unaudited)
Assets
  Current assets
    Cash and cash equivalents                       $     4,140      $   27,414
    Trade accounts receivable                           170,182         202,871
    Other receivables                                    58,517          24,584
    Inventories                                          76,174          68,455
    Prepaid royalties                                     2,583          13,559
    Deferred income taxes                                 8,694           8,694
    Other                                                10,376           7,757
                                                    -----------      ----------
      Total current assets                              330,666         353,334
                                                    -----------      ----------

  Property, plant and equipment, net                  1,859,070       1,936,744
                                                    -----------      ----------

  Other assets
    Prepaid royalties                                    53,397          31,570
    Coal supply agreements                              159,616         201,965
    Deferred income taxes                               103,967          83,209
    Investment in Canyon Fuel                           206,508         272,149
    Other                                                35,050          39,249
                                                    -----------     -----------
      Total other assets                                558,538         628,142
                                                    -----------     -----------
      Total assets                                  $ 2,748,274     $ 2,918,220
                                                    ===========     ===========

Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                $   120,923     $   129,528
    Accrued expenses                                    131,887         142,630
    Current portion of long-term debt                    61,000          61,000
                                                    -----------     -----------
      Total current liabilities                         313,810         333,158

  Long-term debt                                      1,181,209       1,309,087
  Accrued postretirement benefits
   other than pension                                   344,347         343,553
  Accrued reclamation and mine closure                  148,177         150,636
  Accrued workers' compensation                         107,555         105,333
  Accrued pension cost                                   18,338          18,524
  Other noncurrent liabilities                           40,568          39,713
                                                    -----------     -----------
      Total liabilities                               2,154,004       2,300,004
                                                    -----------     -----------
  Stockholders' equity
    Common stock                                            397             397
    Paid-in capital                                     473,335         473,116
    Retained earnings                                   139,277         150,423
    Treasury stock, at cost                             (18,739)         (5,720)
                                                    -----------       ---------
      Total stockholders' equity                        594,270         618,216
                                                    -----------     -----------
      Total liabilities and stockholders' equity    $ 2,748,274     $ 2,918,220
                                                    ===========     ===========


            See notes to condensed consolidated financial statements.


                        ARCH COAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30                September 30
                                                   ---------------------     ----------------------
                                                      1999        1998           1999       1998
                                                   ---------   ---------     ----------  ----------

Revenues
  Coal sales                                       $ 368,195   $ 393,296     $1,153,877  $1,034,474
  Income from equity investment                        3,960       2,719          7,542       5,135
  Other revenues                                      10,081      28,108         33,235      50,504
                                                   ---------   ---------     ----------  ----------
                                                     382,236     424,123      1,194,654   1,090,113
                                                   ---------   ---------     ----------  ----------

Costs and expenses
  Cost of coal sales                                 343,731     366,922      1,071,187     943,438
  Selling, general and administrative expenses        10,811      12,104         33,188      28,848
  Amortization of coal supply agreements               9,315      11,062         28,894      24,726
  Other expenses                                       5,777      10,126         14,060      19,384
                                                   ---------   ---------     ----------  ----------
                                                     369,634     400,214      1,147,329   1,016,396
                                                   ---------   ---------     ----------  ----------
     Income from operations                           12,602      23,909         47,325      73,717

Interest expense, net:
  Interest expense                                   (21,739)    (24,600)       (68,445)    (38,770)
  Interest income                                        317         135            979         316
                                                   ---------   ---------     ----------  ----------
                                                     (21,422)    (24,465)       (67,466)    (38,454)
                                                   ---------   ---------     ----------  ----------
     Income (loss) before income taxes,
       extraordinary item and cumulative
       effect of accounting change                    (8,820)       (556)       (20,141)     35,263
Provision (benefit) for income taxes                  (7,000)     (1,100)       (18,400)      3,900
                                                   ---------   ---------     ----------  ----------
      Income (loss) before extraordinary
        item and cumulative effect of
        accounting change                             (1,820)        544         (1,741)     31,363
Extraordinary item from the extinguishment
  of debt, net of taxes                                    -           -              -      (1,488)
Cumulative effect of accounting change,
  net of taxes                                             -           -          3,813           -
                                                   ---------   ---------     ----------  ----------
      Net income (loss)                            $  (1,820)  $     544     $    2,072  $   29,875
                                                   =========   =========     ==========  ==========

Basic and diluted earnings (loss) per common share
  Income (loss) before extraordinary item and
    cumulative effect of accounting change         $   (0.05)  $    0.01     $    (0.05) $     0.79
  Extraordinary item from the extinguishment
    of debt, net of taxes                                  -           -              -       (0.04)
  Cumulative effect of accounting change,
    net of taxes                                           -           -           0.10           -
                                                   ---------   ---------     ----------  ----------
Basic and diluted earnings(loss) per common share  $   (0.05)  $    0.01     $     0.05  $     0.75
                                                   =========   =========     ==========  ==========

Weighted average shares outstanding                   38,187      39,693         38,463      39,673
                                                   =========   =========     ==========  ==========

Dividends declared per share                       $   0.115   $   0.230     $    0.345  $    0.460
                                                   =========   =========     ==========  ==========


          See notes to condensed consolidated financial statements.


                   ARCH COAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)
                                                           Nine Months Ended
                                                             September 30
                                                        -----------------------
                                                           1999          1998
                                                        ---------    ----------
Operating activities
Net income                                              $   2,072    $   29,875
Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation, depletion and amortization                179,942       142,223
  Prepaid royalties expensed                               12,107        15,180
  Net gain on disposition of assets                        (5,020)      (29,847)
  Income from equity investment                            (7,542)       (5,135)
  Distributions from equity investment                     72,843        16,250
  Cumulative effect of accounting change                   (3,813)            -
  Changes in:
      Receivables                                          (1,882)      (10,085)
      Inventories                                          (7,719)        4,439
      Accounts payable and accrued expenses               (18,202)       39,226
      Income taxes                                        (27,513)       (5,405)
      Accrued postretirement benefits other than pension      794         9,173
      Accrued reclamation and mine closure                 (2,459)       (2,035)
      Accrued workers' compensation                         2,222         1,293
      Other                                                   134       (22,984)
                                                        ---------    ----------
    Cash provided by operating activities                 195,964       182,168
                                                        ---------    ----------
Investing activities
Cash paid for acquisitions                                      -    (1,090,000)
Additions to property, plant and equipment                (76,078)      (65,326)
Proceeds from dispositions of property,
  plant and equipment                                      19,627        26,349
Proceeds from coal supply agreements                       14,067             -
Additions to prepaid royalties                            (22,958)      (55,481)
                                                        ---------    ----------
    Cash used in investing activities                     (65,342)   (1,184,458)
                                                        ---------    ----------
Financing activities
Net proceeds from revolver and lines of credit             23,266        56,190
Proceeds from (payments on) term loans                   (151,144)      973,436
Payments on senior notes                                        -       (42,860)
Proceeds from sale and leaseback of equipment                   -        45,442
Dividends paid                                            (13,218)      (13,688)
Proceeds from sale of common stock                              1           691
Proceeds from sale of treasury stock                        2,548             -
Purchases of treasury stock                               (15,349)         (928)
                                                        ---------    ----------

    Cash provided by (used in) financing activities      (153,896)    1,018,283
                                                        ---------    ----------

Increase (decrease) in cash and cash equivalents          (23,274)       15,993
Cash and cash equivalents, beginning of period             27,414         9,177
                                                        ---------    ----------

Cash and cash equivalents, end of period                $   4,140    $   25,170
                                                        =========    ==========

       See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

Note  A -  General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended September 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

The Company's 65% ownership of Canyon Fuel Company, LLC ("Canyon Fuel") is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note C).

Note B - Change in Accounting Method

Plant and equipment have principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999. In addition, the net income of the Company, excluding the cumulative effect of accounting change, for the three months and nine months ended September 30, 1999 is $.3 million higher and $.2 million lower, respectively, or $.01 per share higher and $.01 per share lower, respectively, than it would have been if the Company had continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.

The   pro-forma   amounts   below  reflect  the   retroactive   application   of
units-of-production depreciation on preparation plants and loadouts:

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                -------------------    ------------------
                                                  1999        1998       1999       1998
                                                --------    -------    -------    -------
                                                  (in thousands, except per share data)
  Net income (loss) as reported                 $ (1,820)   $   544    $ 2,072    $29,875
  Net income (loss) adjusted for the cumulative
    effect of accounting change and its
    retroactive application                     $ (1,829)   $   427    $(1,741)   $29,391
  Basic and diluted earnings(loss) per common
    share as reported                           $  (0.05)   $  0.01    $  0.05    $  0.75
  Basic and diluted earnings(loss) per common
    share adjusted for the cumulative effect
    of accounting change and its retroactive
    application                                 $  (0.05)   $  0.01    $ (0.05)   $  0.74


Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of Atlantic Richfield Company's ("ARCO") coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                Three Months Ended     Nine Months Ended   Four Month Ended
                                   September 30,         September 30,       September 30,
                                  1999      1998             1999               1998
                                -------    -------     -----------------   ----------------
                                                        (in thousands)

  Revenues                      $73,078    $65,570        $196,672             $86,153
  Total costs and expenses       68,701     66,152         188,530              83,398
                                -------    -------        --------             -------
  Net income (loss)             $ 4,377    $  (582)       $  8,142             $ 2,755
                                =======    =======        ========             =======
  The Company's income from
    its equity investment in
    Canyon Fuel                 $ 3,960    $ 2,719        $  7,542             $ 5,135
                                =======    =======        ========             =======


The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in
Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                         September 30, 1999   December 31, 1998
                                         ------------------   -----------------
                                                     (in thousands)

  Coal                                       $ 39,338             $ 25,789
  Repair parts and supplies                    36,836               42,666
                                             --------             --------
                                             $ 76,174             $ 68,455
                                             ========             ========

Note E - Debt

Debt consists of the following:
                                        September 30, 1999    December 31, 1998
                                        ------------------    -----------------
                                                     (in thousands)
  Indebtedness to banks
    under lines of credit                  $   51,150            $   12,884
  Indebtedness to banks under
    revolving credit agreement,
    expiring May 31, 2003                     375,000               390,000
  Variable rate term loan payable
    quarterly from July 1, 2001
    through May 31, 2003                      135,000               285,000
  Variable rate term loan
    payable May 31, 2003                      675,000               675,000
  Other                                         6,059                 7,203
                                           ----------            ----------
                                            1,242,209             1,370,087
  Less current portion                         61,000                61,000
                                           ----------            ----------
  Long-term debt                           $1,181,209            $1,309,087
                                           ==========            ==========

In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan to Arch Western Resources, LLC ("Arch Western"), the entity owning the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility to the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the Company's new credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At September 30, 1999, the Company's debt is approximately 68% of capital employed.

On August 23, 1999, the Company prepaid $105 million or seven installments on the $300 million fully amortizing term loan. The prepayments were funded by additional borrowings under the $600 million revolver. The next quarterly installment for $15 million is payable July 1, 2001.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

The Company enters into interest-rate swap agreements to modify the interest-rate characteristics of the Company's outstanding debt. At September 30, 1999, the Company had interest-rate swap agreements having a total notional value of $862.5 million. These swap agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed-rate of 5.47% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. The remaining term of the swaps at September 30, 1999 ranged from 35 to 59 months.

Note F - Treasury Stock

On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are dependent on market conditions. As of September 30, 1999, the Company had acquired 1,704,000 shares under the repurchase program at the average price of $12.32 per share.

On February 25, 1999, the Company's Board of Directors authorized the Company to amend its Automatic Dividend Reinvestment Plan to provide, among other things, that dividends may be reinvested in the Company's common stock by purchasing authorized but unissued shares (including treasury shares) directly from the Company, as well as by purchasing shares in the open market. On May 4, 1999, the Company filed a Form S-3 with the Securities and Exchange Commission to register 2 million shares of the Company's common stock for issuance under the amended Plan. As reflected in the Prospectus filed therewith, the amended Plan provides that the Company determines whether the Plan's administrator should reinvest dividends in shares purchased in the open market or in shares acquired directly from the Company. The Company authorized and directed its Plan administrator to reinvest the June 15, 1999 and September 15, 1999 dividends in the Company's treasury stock. On June 15, 1999, the Company paid a dividend of approximately $4.4 million of which, approximately $2.5 million was reinvested in 188,647 shares of treasury stock. On September 15, 1999, the Company paid a dividend of approximately $4.4 million, of which $13,000 was reinvested in 859 shares of treasury stock. In accordance with the terms of the amended Plan, the treasury stock was reissued by the Company at the average of the high and low per share sales price as reported by the New York Stock Exchange on June 15, 1999 and September 15, 1999, which was $13.438 and $15.188 per share, respectively. The Company accounts for the issuance of the treasury stock using the average cost method.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 1999 is $3.8 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.1 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the nine months ended September 30, 1999 reflect a charge of $6.5 million related to the planned temporary shut down of its Dal-Tex mine in Logan County, West Virginia on July 23, 1999. The charge consists principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. The shut down was due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report). The Company has also entered into settlements with various suppliers that resulted in increased income of $4.5 million for the nine months ended September 30, 1999.

The Company's operating results for the three and nine months ended September 30, 1998 reflect pre-tax gains on the sale of surplus land totaling $1.2 million and $11.1 million, respectively. The Company's operating results for the three and nine months ended September 30, 1998 also include the sale of inactive coal properties in eastern Kentucky, which resulted in a pre-tax gain of $18.5 million ($11.3 million after-tax).

Note I - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million, to pay related transaction fees of $.4 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the sale proceeds are less than $32.2 million. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of lease expense. Effective April 1, 1999, as a result of the pending temporary shut-down of the Dal-Tex operation, the Company purchased several pieces of equipment under lease that were included in this transaction for $14.4 million and transferred them to the Company's western operations. A pro rata portion of the deferred gain, $3.1 million, was utilized against the purchase value of the assets. Future non-cancelable rental payments remaining under this lease are expected to be approximately $2.3 million for the remainder of 1999 and $8.3 million and $.6 million in 2000 and 2001, respectively.

Note J - Earnings per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share from continuing operations.

                                                 Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                --------------------   -------------------
                                                  1999        1998       1999       1998
                                                --------    --------   --------   --------
                                                  (in thousands, except per share data)
Numerator:
  Income (loss) before extraordinary item and
    cumulative effect of accounting change      $ (1,820)   $    544   $ (1,741)  $ 31,363
  Extraordinary item, net of taxes                     -           -          -     (1,488)
  Cumulative effect of accounting
    change, net of taxes                               -           -      3,813          -
                                                --------    --------   --------   --------
      Net income (loss)                         $ (1,820)   $    544   $  2,072   $ 29,875
                                                ========    ========   ========   ========
Denominator:
  Weighted average shares - denominator
    for basic                                     38,187      39,693     38,463     39,673
  Dilutive effect of employee stock options            -           8          -         33
                                                --------    --------   --------   --------
  Adjusted weighted averages shares -
    denominator for diluted                       38,187      39,701     38,463     39,706
                                                ========    ========   ========   ========
  Basic and diluted earnings (loss) per common
    share before extraordinary item and
    cumulative effect of accounting change      $   (.05)   $    .01   $   (.05)  $    .79
                                                ========    ========   ========   ========
  Basic and diluted earnings(loss)
    per common share                            $   (.05)   $    .01   $    .05   $    .75
                                                ========    ========   ========   ========

Note K - Subsequent Event

On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the Environmental Protection Agency (the "EPA") and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of Virginia opened a criminal investigation of the 1996 incident. In resolution of this matter, on November 1, 1999, Lone Mountain pleaded guilty to violating two misdemeanor counts of the federal Clean Water Act. It also agreed to pay a fine of $85,000 and restitution of $1.5 million, which will be used to improve local water quality through sewage treatment projects. The fine and restitution have been accrued by the Company as of

September 30, 1999.

The U.S. Department of the Interior notified the Company that it intends to file a civil action under the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to recover the natural resource damages suffered as a result of the October 24, 1996 discharge. The Interior Department alleges that fresh water mussels listed on the federal Endangered Species List that reside in the Powell River were affected as a consequence of the discharge. The Company and the Interior Department have reached an agreement in principle to settle this matter. The settlement requires a payment of $2.5 million by the Company. A material portion of the tentative settlement has been accrued by the Company as of September 30, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements in the "Outlook" and "Liquidity and Capital Resources" sections below. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," "may" and variations of such words and similar expressions are intended to identify such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed in the "Contingencies" and "Certain Trends and Uncertainties" sections below.

RESULTS OF OPERATIONS

The Company acquired Atlantic Richfield Company's U.S. coal operations (the "Arch Western operations") effective June 1, 1998 (the "Arch Western transaction"). Results of operations do not include activity of the Arch Western operations prior to the effective date of this transaction. Accordingly, the Company's results of operations for the nine months ended September 30, 1999 and nine months ended September 30, 1998 are not directly comparable.

Quarter Ended September 30, 1999, Compared to Quarter Ended September 30, 1998

The net loss for the quarter ended September 30, 1999 was $1.8 million, compared to net income of $.5 million for the quarter ended September 30, 1998, which included a one-time after-tax gain of $11.3 million related to the sale of certain inactive coal properties in eastern Kentucky.

Total revenues for the quarter ended September 30, 1999 decreased $41.9 million, or 10%, from the same period of the prior year. The decrease in revenues was caused in part by the temporary idling on July 23, 1999 of the Company's Dal-Tex operation in central Appalachia. The Company, as planned, has temporarily shut down the Dal-Tex operation due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section below). The Company also experienced reduced brokerage sales resulting from adverse market conditions and reduced sales at the Wylo mine in central Appalachia as a result of winding down operations at the mine due to the depletion of its recoverable reserves. In addition, the quarter ended September 30, 1998 included revenues of $18.5 million associated with the one-time sale of inactive coal properties in eastern Kentucky. The decrease in revenues was partially offset by increased sales at the Samples mine in central Appalachia and an increase in sales from the Company's western operations. On a per-ton basis, the Company's average selling price decreased by $2.04 primarily as a result of an increase in the mix of western versus eastern coal sales. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, due in part to lower Btu content of Powder River Basin coal. The decrease in selling price was also affected by adverse conditions in certain western United States and export markets, as well as continuing adverse conditions in eastern coal markets.

Income from operations for the quarter ended September 30, 1999 decreased $11.3 million from the same period in the prior year. The prior year period included a one-time pre-tax gain of $18.5 million ($11.3 million after-tax) on the sale of inactive coal properties in eastern Kentucky. Excluding the one-time sale, operating results increased $7.2 million over the prior year. Operating losses at the Dal-Tex operation were lower in the current quarter compared to the same quarter in the prior year as a result of the July 23, 1999 mine idling. The prior year's quarter results were affected by production shortfalls and deterioration of mining conditions as the Dal-Tex operation waited for the ruling on the issuance of the new permit that was necessary for continued operations. This was offset by reduced production at other operations resulting from difficult mining conditions and adverse rail service.

Selling, general and administrative expenses decreased by $1.3 million over the same period of the prior year primarily as a result of synergies created after the Arch Western transaction and reduced media and legal costs associated with the West Virginia mountaintop mining and Dal-Tex permit issues.

Sales contract amortization decreased $1.7 million primarily as a result of the buyout of an above-market contract in March 1999.

Interest expense decreased $2.9 million due to the reduction of debt from the same period of the prior year.

Other expenses decreased $4.3 million due to reduced costs in the current quarter resulting from the December 1998 sale of a dock facility on the Big Sandy River.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, merger-related costs and unusual items, net interest expense, income taxes, depreciation, depletion and amortization for the Company, its subsidiaries and its ownership percentage in its equity investments) was $80.9 million for the quarter ended September 30, 1999 compared to $89.6 million for the same quarter a year ago. The decrease in EBITDA is primarily attributable to the inclusion of the one-time pre-tax gain of $18.5 million related to the sale of inactive coal properties in eastern Kentucky in September 1998 offset in part by the closure of the Dal-Tex operations which had an operating loss in the same period of the prior year. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations, or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing agreements).

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net income for the nine months ended September 30, 1999 was $2.1 million, compared to $29.9 million for the nine months ended September 30, 1998, which included a one-time after-tax gain of $11.3 million related to the sale of certain inactive coal properties in eastern Kentucky and an after-tax gain of $6.5 million on the sale of surplus land. Current period results include operating results of the Arch Western operations for the entire nine-month period, whereas the prior period results only include operating results of the Arch Western operations from June 1, 1998, the effective date of the Arch Western transaction.

Total revenues for the nine months ended September 30, 1999 increased $119.4 million, or 12%, from the prior period primarily as a result of the inclusion of revenues from the Arch Western operations for the entire nine months ended September 30, 1999 compared to the inclusion of revenues from the Arch Western operations from June 1, 1998 in the nine months ended September 30, 1998. Revenues also increased as a result of increasing production and sales at the Samples mine. The increase in revenues was partially offset by a decrease in sales caused by reduced production at the Dal-Tex operation, which was temporarily idled on July 23, 1999, reduced sales at the Wylo mine in central Appalachia as a result of winding down operations at that mine due to the depletion of its recoverable reserves and the closure of the Arch of Illinois surface operation in June 1998 after depleting its recoverable reserves. The nine months ended

September 30, 1998 also include revenues associated with the one-time sale of inactive coal properties in eastern Kentucky, the sale of other inactive coal properties and transloading income from a dock facility on the Big Sandy River that was sold in December 1998. On a per-ton-sold basis, the Company's average selling price decreased by $5.01 primarily because of the inclusion of lower-priced coal produced at the Arch Western operations. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, due in part to lower Btu content of Powder River Basin coal. The decrease in selling prices were also affected by adverse conditions in the western United States and export markets, as well as continuing adverse conditions in eastern coal markets.

Income from operations for the nine months ended September 30, 1999 decreased $26.4 million from the same period in the prior year despite the inclusion of the Arch Western operations for the nine months of 1999 compared to its inclusion as of June 1, 1998 during the nine months ended September 30, 1998. The nine months ended September 30, 1998 included a one-time pre-tax gain of $18.5 million ($11.1 million after-tax) on the sale of inactive coal properties in eastern Kentucky and a gain of $11.1 million on the sale of surplus land. Excluding the one-time sale of inactive coal properties in eastern Kentucky and the sale of surplus land, operating results increased $3.4 million over the prior year. Operating losses at the Arch of Kentucky operation were lower in the nine months ended September 30, 1999 compared to the same period of the prior year as a result of the operation's January 1998 closure. The prior period's results were impacted by costs associated with the shut down of the operation. The current period's results also include the sale of a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million, along with settlements with various suppliers that increased income by $4.5 million. Operating results for the current period were negatively affected by production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex mine complex. The Company, as planned, temporarily shut down the Dal-Tex operation on July 23, 1999. The shut down was due to a delay in obtaining mining permits due to legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section below). As a result of the shut-down, the Company also recorded a charge of $6.5 million in the first quarter of 1999 consisting principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. Operating results in 1999 were also adversely affected by difficult market conditions as described above.

Selling, general and administrative expenses increased $4.3 million primarily due to the effects of the Arch Western transaction and additional legal and media expenses related to mountaintop removal issues in West Virginia.

As a result of the carrying value of the sales contracts acquired in the Arch Western transaction, amortization of coal supply agreements increased $4.2 million.

Interest expense increased $29.7 million due to the increase in debt as a result of the Arch Western transaction.

Other expenses decreased $5.3 million due to reduced costs in the current nine months resulting from the December 1998 sale of a dock facility on the Big Sandy River.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Effective January 1, 1999, the Company changed its method of depreciation on preparation plants and loadouts from a straight-line basis to a units-of-production basis, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999.

EBITDA (income from operations before the effects of changes in accounting principles and extraordinary items, merger-related costs and unusual items, net interest expense, income taxes, depreciation, depletion and amortization for the Company, its subsidiaries and its ownership percentage in its equity investments) was $255.1 million for the nine months ended September 30, 1999 compared to $228.2 million for the same period a year ago. The increase in EBITDA is primarily attributable to the additional activity generated from the Arch Western operations offset, in part, by a one-time pre-tax gain of $18.5 million related to the sale of inactive coal properties in eastern Kentucky in September 1998 and a gain of $11.3 million on the sale of surplus land in 1998.

OUTLOOK

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing any new permits that authorize the construction of valley fills as part of coal mining operations (for further discussion of the legal action which resulted in this injunction, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section below). The West Virginia DEP complied with the injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. In response to this ban, the Company issued Worker Adjustment and Retraining Notification Act ("WARN Act") notices to all employees at its Hobet 21 and Ruffner mining complexes, both of which need to extend existing valley fills in the near future to continue operating. The Company also announced that its other West Virginia operations may be forced to curtail production in the not-too-distant future.

On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. In response to the district court's action, the Company withdrew the WARN Act notices.

Assuming there are no further court orders or regulatory changes pending a review of the district court's decision, the Company does not believe that any of its existing mining operations in West Virginia will be materially affected during the six to twelve months that it is expected to take the Fourth Circuit to hear and decide the appeal. If, however, the district court's ruling is not overturned or if a legislative or other solution is not achieved, then the Company's and other coal producer's ability to mine coal in West Virginia in the future would be seriously compromised.

The injunction discussed above was entered as part of the litigation that caused the delay in obtaining mining permits for the Company's Dal-Tex operation (see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section below). As a result of such delay, the Company idled its Dal-Tex mining operation on July 23, 1999. The Company remains hopeful that it can reopen the Dal-Tex operation after all necessary permits are obtained, which is not expected to occur until mid-2001 at the earliest. Reopening the mine is, however, contingent upon the district court's injunction against the West Virginia DEP being overturned or a legislative or other solution being achieved.

Arch of Illinois. On September 30, 1999, the Company announced that it will idle the remaining operations at the Arch of Illinois mining complex before the end of 1999 due to a lack of demand for the mine's high-sulfur coal. The complex is comprised of the Conant deep mine, the Captain surface mine and a preparation plant. The Captain surface mine was closed during June 1998 after the mine's recoverable coal reserves were depleted. The Company expects reclamation work to be substantially completed at the Captain mine by the end of 2000. The Arch of Illinois complex produced 2 million tons of coal and had $2.9 million of income from operations for the nine-month period ended September 30, 1999, which included a $2.5 million gain on the sale of a dragline from that operation. The Company expects to take a charge in the fourth quarter for severance and closure costs. The charge is not expected to have a material impact on the financial results of the quarter.

Lone Mountain, Pardee and Coal-Mac (Kentucky) Operations. On October 11, 1999, the Company announced that it had decided not to sell its Lone Mountain or Pardee mining complexes in central Appalachia, both of which were being considered for possible disposition. Although there was strong interest in these operations, the Company believes that more shareholder value can be created by continuing to operate the mining complexes than by selling them at the prices offered. The Company believes that the operations are efficient with skilled work forces, state-of-the-art infrastructure and equipment and high-quality coal, and that they will make a positive contribution to cash flow and earnings in the future. The operations, along with the Company's Coal-Mac (Kentucky) operations, had been considered for disposition because of their small size relative to the Company's other eastern mines and because of the Company's aggressive debt reduction goals. The Company continues to explore the potential disposition of the Coal-Mac (Kentucky) operations and expects to make a decision on whether to sell the operations by the end of 1999.

Low-Sulfur Coal Markets. Despite disappointing coal prices and other continuing challenges facing the Company and the coal industry, the Company believes there is reason for optimism in U.S. low-sulfur coal markets in which the Company is well-positioned. With Phase II of the Clean Air Act quickly approaching, the Company has seen some indications that prices for compliance coal are beginning to command a premium in the marketplace, particularly in the Powder River Basin. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of Arch's western coal and approximately half of its eastern production is compliance quality.

The Company's acquisition of the Arch Western operations on June 1, 1998 strongly positioned the Company in the western compliance market. The acquisition also helped solidify the Company's future as other of its operations' reserves deplete, most notably Mingo Logan's Mountaineer Mine, which will deplete its longwall mineable reserves in 2002.

The Company continues to develop its assets at the Arch Western operations including the Black Thunder Mine near Gillette, Wyoming. On March 12, 1999, the Company entered into an agreement to transfer ownership of a portion of the 412-million-ton Thundercloud federal coal lease, which is part of the Company's Black Thunder Mine, to Kennecott Energy Company ("Kennecott Energy"). The reserves, located adjacent to the western border of Kennecott Energy's Jacobs Ranch Mine, are estimated to contain 35 million tons of coal. In exchange for that portion of the lease, the Company received approximately $12 million along with baseline environmental data with respect to the Thundercloud leasehold. The environmental data will allow the Company to expedite the permitting of the property. In addition, the Black Thunder Mine is currently constructing a fourth dragline that is estimated to be placed in service in the first quarter of 2000.

Other Challenges. The Company experienced poor rail service at its western operations in 1998. Rail service in the west improved during the first nine months of 1999. However, the Company is concerned that rail service may deteriorate as two mines owned by competitors start up production in the Uinta service basin area where the Company's Colorado operations are located. The Company has also experienced production problems at its Black Thunder Mine arising from surface water run-off and groundwater issues. During 1999, the Black Thunder Mine implemented a comprehensive water control and drainage program which began to produce positive results at the end of the second quarter of 1999. The Company believes that the corrective measures implemented through 1999 should minimize water-related difficulties at the operation.

The Company experienced rail service problems at its eastern coal operations in 1999, which the Company believes resulted from the integration of Conrail's operations into the Norfolk Southern and CSX. The Company expects the rail service to its eastern operations to improve. However, such service may continue to hinder performance through the fourth quarter of 1999.

Ashland Inc. Proposal. On June 22, 1999, Ashland Inc. ("Ashland"), which owns approximately 58% of the Company's outstanding shares of common stock, announced that it was exploring strategic alternatives for its investment in the Company. On September 10, 1999, the Company received a proposal from Ashland that contemplates a tax-free spin- off of Ashland's interest in the Company to Ashland's shareholders. On October 5, 1999, the Company confirmed that its Board of Directors had formed an independent special committee consisting of all of its non-Ashland and non-management members to consider whether the proposal was in the best interest of the Company and its other shareholders and to negotiate the terms and conditions upon which a spin-off might occur. The Company also confirmed that the special committee is in discussions with Ashland concerning the proposal. The proposed spin-off would require negotiation and execution of an acceptable agreement between Ashland and the Company, receipt by Ashland of a favorable ruling from the Internal Revenue Service and the approval by the Company's special committee, its Board of Directors and its shareholders of certain matters to facilitate the spin-off on a tax-free basis. The proposed spin-off could take several months to complete. There has been no immediate impact on the operations of the Company as a result of such proposal, and the Company is focusing on its five chief financial objectives: (i) aggressively paying down debt, (ii) further strengthening cash generation, (iii) improving earnings, (iv) increasing productivity, and (v) reducing costs throughout the Company.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 1999 and 1998:

                                       1999          1998
                                    ----------    -----------
                                         (in thousands)

   Cash provided by (used in):
     Operating activities           $  195,964    $   182,168
     Investing activities              (65,342)    (1,184,458)
     Financing activities             (153,896)     1,018,283

Cash  provided  by  operating  activities  increased  in the nine  months  ended
September 30, 1999 compared to the same period of 1998 due primarily to increased operating activity resulting from the Arch Western transaction, including distributions from the Company's investment in Canyon Fuel. This increase was partially offset by a reduction in accounts payable and accrued expenses, increased interest payments resulting from increased borrowings associated with the Arch Western transaction, and lower sales of surplus land during the current year.

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

The decrease in cash used for investing activities from the first nine months of 1998 primarily results from payment of $1.1 billion in cash in the Arch Western transaction during the second quarter of 1998. In addition, the Company amended a coal supply agreement acquired in the Arch Western transaction. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.9 million (net of royalty and tax obligations) from the customer. Proceeds from the disposition of property, plant and equipment decreased $6.7 million primarily as a result of the sale of inactive coal properties in eastern Kentucky during 1998. This was partially offset during 1999 by the sale of a portion of the Thundercloud lease to Kennecott Energy for approximately $12 million (for additional discussion of this matter see the "Outlook" section above). In addition, the Company's expenditures for property, plant and equipment were $76.1 million and $65.3 million for the nine months ended September 30, 1999 and 1998, respectively. Expenditures in 1999 included approximately $34.8 million for equipment upgrades and re-erection costs for assets at the Arch Western operation's Thunder Basin Coal Company, including $16.5 million for the construction of a fourth dragline at the Black Thunder Mine. The Company also spent $10.9 million at its Samples Mine to acquire a new spread of equipment and to relocate a shovel from the Wylo operation. Also included in the nine months ended September 30, 1999 were equipment upgrades at Mingo Logan and Mountain Coal Company of $3.2 million and $8.6 million, respectively. The Company also purchased leased equipment associated with the Dal-Tex operation for $14.4 million, several pieces of which were subsequently moved to the Company's western operations.

Cash used in financing activities reflects a reduction in borrowings of $127.9 million during the first nine months of 1999. During the same period of 1998, there was an increase in borrowings of $1.2 billion primarily associated with the Arch Western transaction, net of associated debt repayment. In addition, in January 1998, a sale and leaseback of equipment resulted in net proceeds of $45.4 million. The Company also repurchased 1,373,800 shares of its own common stock for $15.4 million during 1999 as part of a stock repurchase program. The repurchases were partially offset by the issuance of 189,506 treasury shares for approximately $2.5 million associated with the Company's dividend reinvestment plan.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 1999, there were $65 million of such agreements in effect, of which $51.2 million were outstanding.

The Company is exposed to market risk associated with interest rates. At September 30, 1999, debt included $1.236 billion of floating-rate debt which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At September 30, 1999, the Company had interest-rate swap agreements having a total notional value of $862.5 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.47% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements would be deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at September 30, 1999 ranged from 35 to 59 months. All instruments are entered into for other than trading purposes.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at September 30, 1999 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $29.2 million at September 30, 1999. Based on the variable-rate debt included in the Company's debt portfolio as of September 30, 1999, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.7 million of interest expense incurred based on quarter-end debt levels.

CONTINGENCIES

Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to surface and underground mining are related to reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability annually and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Adjustments recorded in the three and nine months ended September 30, 1999 resulted in a $.7 million charge to expense. There were no adjustments recorded in the three or nine months ended September 30, 1998. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 1999 is $3.8 million (included in other noncurrent liabilities) and believes that probable insurance recoveries of $.1 million (included in other assets) related to these claims will be realized. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Dal-Tex Litigation. On July 16, 1998, ten individuals and The West Virginia Highlands Conservancy filed suit in U.S. District Court for the Southern District of West Virginia against the director of the West Virginia DEP and officials of the U.S. Army Corps of Engineers (the "Corps") alleging violations of SMCRA and the Clean Water Act. The plaintiffs alleged that the West Virginia DEP and the Corps have violated their duties under SMCRA and the Clean Water Act by authorizing the construction of "valley fills" under certain surface coal mining permits. These fills are the large, engineered works into which the excess earth and rock extracted above and between the seams of coal that are removed during surface mining are placed. The plaintiffs also alleged that the West Virginia DEP has failed to require that lands mined be restored to "approximate original contour" and that approved post-mining land uses are enforced following reclamation.

Four indirect, wholly owned subsidiaries of the Company hold nine permits that were identified in the complaint as violating the legal standards that the plaintiffs requested the district court interpret. In addition, a pending permit application for the Company's Dal-Tex operation (known as the "Spruce Fork Permit") was specifically identified as a permit the issuance of which should be enjoined. Three subsidiaries of the Company intervened in the lawsuit in support of the Corps and the West Virginia DEP on August 6, 1998.

A partial settlement between the plaintiffs and the Corps was reached on December 23, 1998. Pursuant to that settlement, all claims were dismissed against the Corps for its alleged failure to execute its duties under the Clean Water Act. The settlement agreement reached between the Corps and the plaintiffs requires the preparation of a programmatic environmental impact statement (an "EIS") under the National Environmental Policy Act of 1969 ("NEPA") to evaluate the environmental effects of mountaintop mining. This EIS is scheduled to be completed by January 2001. Until it is completed, any proposed fill greater than 250 acres in size must secure an individual Clean Water Act Section 404 "dredge and fill" permit, instead of a general permit like the one to be issued by the Corps under its nationwide authorization program for the Dal-Tex operation. The Spruce Fork Permit was not included in the settlement, and the claims against the Corps with respect to that permit were not dismissed.

On March 3, 1999, the district court issued a preliminary injunction which prohibited the Corps from issuing a general Clean Water Act Section 404 "dredge and fill" permit for the Dal-Tex operation and enjoined the Company from future operations on the permit until a full trial on the merits is held. As a result of the entry of the preliminary injunction, the Company announced on March 8, 1999 that it would idle the mine and lay off more than 250 employees. As announced, the Company laid off the employees and, on July 23, 1999, idled the Dal-Tex mine.

On July 26, 1999, the plaintiffs and West Virginia DEP tendered to the district court a proposed consent decree which would resolve most of the remaining issues in the case. Pursuant to the proposed consent decree, the West Virginia DEP agreed in principal to amend its regulations and procedures to correct deficiencies that were alleged by the plaintiffs. In addition, the parties agreed in principal on a new definition of "approximate original contour" as it applies to mountaintop mining, as well as to certain regulatory changes involving post-mining land uses. The court invited public comment on the proposed consent decree through the end of September 1999 and ruled that it will not approve the consent decree until the West Virginia legislature approves the proposed rule changes set forth in such decree.

The Company's Hobet Mining subsidiary agreed as part of the proposed consent decree to revise portions of its Spruce Fork Permit application to conform to the new definition of "approximate original contour" that would be adopted pursuant to the consent decree. Hobet Mining also agreed to seek an individual Clean Water Act Section 404 "dredge and fill" permit from the Corps as part of its future mining operation. Before issuing that permit, the Corps must first complete an EIS to comply with the provisions of NEPA. The completion of this EIS and issuance of all permits are not expected until mid-2001 at the earliest.

One issue not resolved by the proposed consent decree is the applicability of a regulation which imposes a "buffer zone" around intermittent and perennial segments of streams. The plaintiffs alleged this regulation prohibits the construction of valley fills in such stream segments. On October 20, 1999, the district court entered a permanent injunction against the West Virginia DEP prohibiting the issuance of any new permits that authorize the construction of valley fills as part of mining operations. The court concluded that the excess spoil that is placed in a valley fill during mining is not fill material, which should be permitted under Section 404 of the Clean Water Act. Instead, the court construed excess spoil as "waste," which must be regulated under Section 402 of the Clean Water Act and which may not be placed in intermittent and perennial streams because the disposal of such material cannot meet water quality standards that apply to these streams.

The West Virginia DEP immediately complied with the district court's injunction by issuing an administrative order banning the expansion of nearly all existing valley fills as well as prohibiting the issuance of nearly all new permits of valley fills. The West Virginia DEP also filed an appeal of the district court's decision with the U.S. Court of Appeals for the Fourth Circuit. On October 29, 1999, the district court granted a stay of its decision, pending the outcome of the appeal. The West Virginia DEP rescinded its order on November 1, 1999 in response to the district court's action.

Assuming there are no further court orders or regulatory changes pending a review of the district court's decision, the Company does not believe that any of its existing operations in West Virginia will be materially affected during the six to twelve months that it is expected to take the Fourth Circuit to hear and decide the appeal. If, however, the district court's decision is upheld, coal mining operations in West Virginia may be forced to close because of the prohibition on constructing "valley fills" for their existing and future mines. Moreover, because the court's decision does not distinguish between surface and underground mining, the prohibition could be interpreted to apply to underground mining and not merely to the mountaintop operations that the lawsuit initially sought to enjoin.

Skyline Partners Litigation. In October 1999, Canyon Fuel and Skyline Partners reached an agreement in principal to settle the litigation between them. The litigation arose from an agreement between a subsidiary of The Coastal

Corporation, Canyon Fuel's predecessor in interest, and the Skyline Partners' predecessor. The agreement pertains to certain annual advance royalty payments that Canyon Fuel, as the current lessee of the coal reserves comprising its Skyline Mine, is required to pay Skyline Partners. For further discussion of the litigation, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies - Legal Contingencies" section of the Company's Quarterly Reports on Form 10-Q for the Quarters Ended June 30, 1999 and March 31, 1999.

The settlement includes a $7 million payment by Canyon Fuel to Skyline Partners representing disputed amounts of advance minimum royalties, interest, reimbursement of legal fees, a grant of an overriding royalty interest to Skyline Partners covering land adjacent to the Skyline Mine reserves and a reduction in the total amount of advance minimum royalties available for recoupment by Canyon Fuel. The settlement is subject to the parties entering into a definitive agreement and to approval by the Utah and Colorado Federal District Courts, as well as other necessary approvals. The Company's Condensed Consolidated Balance Sheet as of September 30, 1999 reflects a reserve for a material portion of this settlement amount.

Lone Mountain Litigation. On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in an accidental discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. At the request of the Environmental Protection Agency (the "EPA") and the U.S. Fish and Wildlife Service, the United States Attorney for the Western District of Virginia opened a criminal investigation of the 1996 incident. In resolution of this matter, on November 1, 1999, Lone Mountain pleaded guilty to violating two misdemeanor counts of the federal Clean Water Act. It also agreed to pay a fine of $85,000 and restitution of $1.5 million which will be used to improve local water quality through sewage treatment projects. The Company's Condensed Consolidated Balance Sheet as of
September 30, 1999 reflects a reserve for the full amount of the fine and restitution.


The U.S. Department of the Interior notified the Company that it intends to file a civil action under the Clean Water Act and the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") to recover the natural resource damages suffered as a result of the October 24, 1996 discharge. The Interior Department alleges that fresh water mussels listed on the federal Endangered Species List that reside in the Powell River were affected as a consequence of the discharge. The Company and the Interior Department have reached an agreement in principal to settle this matter. The settlement requires a payment of $2.5 million by the Company. The settlement is subject to the Company and the Interior Department entering into a definitive agreement. The Company's Condensed Consolidated Balance Sheet as of September 30, 1999 reflects a reserve for a material portion of this settlement amount.

Other Litigation. On October 31, 1997, the EPA notified a Company subsidiary that it was a potentially responsible party in the investigation and remediation of two hazardous waste sites located in Kansas City, Kansas, and Kansas City, Missouri. The Company's involvement arises from the subsidiary's sale, in the mid-1980s, of fluids containing small quantities of polychlorinated biphenyls ("PCBs") to a company authorized to engage in the processing and disposal of these wastes. Some of these waste materials were sent to one of the sites for final disposal. The Company responded to the information request submitted by the EPA on December 1, 1997. Any liability which might be asserted by the EPA against the Company is not believed to be material because of the de minimis quantity and concentration of PCBs linked to the Company. Moreover, the party with which the subsidiary contracted to dispose of the waste material has agreed to indemnify the Company for any costs associated with this action.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rates; Restrictive Covenants

The Company has substantial leverage, including significant debt service and lease payment obligations. As of September 30, 1999, the Company had outstanding consolidated indebtedness of $1.242 billion, representing approximately 68% of capital employed.

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

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

Environmental and Regulatory Factors

Federal, state and local governmental authorities regulate the coal mining industry on matters as diverse as employee health and safety, air quality standards, water pollution, groundwater quality and availability, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment and surface subsidence from underground mining. In addition, federal legislation mandates certain benefits for various retired coal miners represented by the United Mine Workers of America ("UMWA"). These regulations and legislation have had and will continue to have a significant effect on the Company's costs of production and competitive position.

New legislation, regulations or orders may be adopted or become effective which may adversely affect the Company's mining operations or cost structure or the ability of the Company's customers to use coal. For example, new legislation, regulations or orders may require the Company to incur increased costs or to significantly change its operations. New legislation, regulations or orders may also cause coal to become a less attractive fuel source, resulting in a reduction in coal's share of the market for fuels used to generate electricity. Any such regulation, legislation or order could have an adverse effect on the Company's business, results of operations and financial condition and, depending upon the nature and scope of the legislation, regulations or orders, the effect could be material.

Permits. Mining companies must obtain numerous permits that impose strict regulations on various environmental and health and safety matters in connection with coal mining, including the emission of air and water borne pollutants, the manner and sequencing of coal extractions and reclamation, the storage, use and disposal of waste and other substances, some of which may be hazardous, and the construction of fills and impoundments. Because regulatory authorities have considerable discretion in the timing of permit issuance and because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that permits necessary for mining operations will be issued or, if issued, that such issuance would be timely or that permitting requirements will not be changed or interpreted in a manner adversely affecting the Company.

As indicated by the legal action involving the Company's Dal-Tex operation which is discussed in "Contingencies - Legal Contingencies - Dal-Tex Litigation" above, the regulatory environment in West Virginia is changing with respect to coal mining. No assurance can be made that the Fourth Circuit will overturn the district court's decision in such legal action or that a legislative or other solution will be achieved. If the district court's ruling is not overturned or a legislative or other solution is not achieved, there could be a material adverse effect on the Company's financial condition or results of operations.

NOx Emissions. The use of explosives in surface mining causes oxides of nitrogen ("NOx") to be emitted into the air. The emission of NOx from the use of explosives at surface mines in the Powder River Basin is gaining increased scrutiny from regulatory agencies and the public. The Company has taken steps to monitor the level of NOx emitted during blasting activities at its surface mines in the Powder River Basin and is continuing efforts to find a method of reducing these NOx emissions. Any increase in the regulation of NOx emissions from blasting activities could have an adverse effect on the Company's Powder River Basin surface mines. Depending upon the nature and scope of such regulations, the effect on the mines could be material.

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could have a material adverse affect on the Company's financial condition and results of operations.

Customers. In July 1997, the EPA proposed that twenty-two eastern states, including states in which many of the Company's customers are located, make substantial reductions in nitrous oxide emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their nitrous oxide emissions by an average of 85%. To achieve such reductions, power plants would be required to install reasonably available control technology ("RACT") and additional control measures. Installation of RACT and additional control measures required under the EPA's proposal would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

The EPA is also proposing to implement stricter ozone standards by 2003. The U.S. Court of Appeals for the District of Columbia Circuit has, however, enjoined the EPA from implementing the new ozone standards on constitutional and other legal grounds. As a result, implementation of the standards may be delayed or precluded. The decision may also result in modification of the proposed ozone standards.

The U.S. Department of Justice, on behalf of the EPA, recently filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over thirty of these utilities' power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict with certainty the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have a material adverse effect on the Company's financial condition or results of operations.

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $49.5 million of the Company's total operating income for the nine months ended September 30, 1999.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements and, as a consequence, may experience fluctuations in operating results due to the expiration or termination of, or sales price redeterminations or suspensions of deliveries under such coal supply agreements. Other short- and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customer's) control, including utility deregulation. In addition, certain price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors. The Company has from time to time renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications and force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party. Contracts occasionally include provisions that permit a utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act in 2000 could result in price adjustments or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

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

Certain Contractual Arrangements

Arch Western Resources, LLC ("Arch Western") owns the coal reserves and operating assets acquired in the Arch Western transaction. The Limited Liability Company Agreement pursuant to which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, if Arch Western at the time has a debt rating less favorable than Ba3 from Moody's Investors Service or BB- from Standard & Poors Ratings Group or does not meet certain specified indebtedness and interest coverage ratios, then a proposal that Arch Western make certain distributions, incur indebtedness, sell properties or merge or consolidate with any other entity would require the consent of all the members of Arch Western.

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

Ashland currently owns approximately 58% of the Company's outstanding common stock. Pursuant to a stockholders agreement among the Company, Ashland and Carboex S.A. ("Carboex"), the Company has agreed to nominate for election as a director of the Company a person designated by Carboex, and Ashland has agreed to vote its shares of common stock in a manner sufficient to cause the election of such nominee, in each case for so long (subject to earlier termination in certain circumstances) as shares of common stock owned by Carboex represent at least 63% of the shares of common stock acquired by Carboex in the Company's merger with Ashland's subsidiary, Ashland Coal, Inc. In addition, for so long as the various trusts for the benefit of descendants of H.L. and Lyda Hunt and various corporations owned by trusts for the benefit of descendants of H.L. and Lyda Hunt (collectively the "Hunt Entities") have the collective voting power to elect by cumulative voting one or more persons to serve on the Board of Directors of the Company, the Company has agreed to nominate for election as directors of the Company that number of persons designated by certain of the Hunt Entities that could be elected to the Board by the Hunt Entities by exercise of such cumulative voting power.

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

Transportation

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers and thus adversely affect the Company's business and operating results. In addition, transportation costs are a significant component of the total cost of supplying coal to customers and can significantly affect a coal producer's competitive position and profitability. Increases in the Company's transportation costs, or changes in such costs relative to transportation costs incurred by providers of competing coal or of other fuels, could have an adverse effect on the Company's business and results of operations.

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

Year 2000 Readiness Disclosure

Computer programs used by the Company for financial and operational purposes are being reprogrammed to be "Year 2000" compliant. The "Year 2000 problem" exists because many existing computer programs and embedded chip microprocessors were programmed to read the "00" in a year 2000 entry as 1900 or will fail to recognize "00" as a date at all. Failure to read the date properly or at all may cause miscalculations or may simply cause the program or microprocessor to send errant commands or cease functioning.

Assessment/Remediation Plan. The Company began its assessment of its exposure to the Year 2000 problem prior to the Company's merger with Ashland Coal, Inc. in June 1997 when, in connection with the necessary integration of the two companies' information services technology, a comprehensive plan for achieving an internal information services system free of Year 2000 concerns was adopted. Implementation of this plan commenced upon consummation of the merger and essentially required company-wide replacement of key financial, informational and operational computer systems with standardized equipment and programs that were programmed to properly process Year 2000 entries. The plan for standardizing key internal systems was modified to incorporate the key internal information systems acquired in the Arch Western transaction.

In April 1998, the Company implemented the first phase of its Year 2000 plan by installing a new Oracle General Ledger running on Year 2000-compliant HP 9000 servers and operating systems. In October 1998, the Company implemented Oracle's Human Resource System, and on November 1, 1999, the Company completed the rollout of a new Oracle Payroll System to its individual mines. On November 1, 1999, the Company also completed the rollout of Mincom Inc. systems to replace non-compliant inventory and accounts payable systems. The Company has replaced or upgraded all non-compliant desktop computers connected to its local and wide area networks. All NT servers have been upgraded to Microsoft's Service Pack 5.

In late 1997, the Company began the process of evaluating potential Year 2000 problems within its mining and processing equipment and within its systems and processes interfacing with, and hence dependent upon, third party systems. The effort to identify potential Year 2000 problems within the Company's mining and processing equipment and in its interfaces with third parties has been completed. The Company has contacted key customers, financial institutions, vendors, manufacturers, transportation companies and others with which the Company conducts business which, if interrupted, could have a material adverse effect on the Company, and the Company plans to make cost-effective efforts to remediate or minimize possible Year 2000 problems.

Assuming the cooperation of third parties in connection with the Company's Year 2000 efforts, the Company believes that it will be able to complete its remediation of Year 2000 problems within its mining and processing equipment and within such third party systems and processes sufficiently in advance of January 1, 2000, where such measures are possible and cost-effective. The Company continues such remediation of its mining and processing equipment and expects to complete the remediation by the end of November 1999.

Costs of Plan. To date, the Company has expended approximately $9.7 million of the total estimated $10.5 million required to eliminate Year 2000 concerns within the Company's internal information systems. The cost of the project is based on management's best estimates, and there can be no assurance that these estimates will be achieved.

Year 2000 Risk. The risks posed to the Company by the Year 2000 problems are difficult to quantify with certainty. The Company's Year 2000 plan for reconfiguring and standardizing internal information systems to properly process Year 2000 information depends upon several factors beyond the Company's immediate control. These factors include, for example, retention of qualified information services personnel in a highly competitive labor market and integrity of local and long distance carriers' Year 2000 telecommunication networks, which will be necessary for operation of the Company's wide area network. The Company has successfully completed the Year 2000 testing of its MIMS, Billing, and Canyon Fuel accounting systems. Year 2000 validations testing for the remaining core systems is scheduled for November 1999. The Company does not believe that there is a significant risk that these systems will fail to function properly in the Year 2000.

The unavailability of the Company's internal information systems for a sustained period would have an adverse effect on the Company. Depending upon the nature of the unavailability of the Company's internal information systems, the adverse effect on the Company could be material.

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

Finally, the Company believes the greatest Year 2000 risks are posed by the Company's interfaces with third party services, systems and processes. Chief among these risks is the loss of electrical power or transportation services at mine sites where the Company is captive to a single service provider and alternatives are unavailable or economically impractical. Loss of service from any of these single service providers would have an adverse effect on the Company. Depending upon the nature of the loss of service, the adverse effect on the Company could be material.

Contingency Plans. The Company has successfully implemented new core systems at all its facilities eliminating the need to invoke the contingency plans designed to provide alternative methods of paying and creating invoices and creating payroll checks for its corporate and operating facilities. Should significant unforeseen Year 2000 problems occur at a mining facility, key personnel from a facility can be relocated to other mining facilities. Other alternatives are to bring or send their data to the St. Louis corporate offices for processing. The Company's new MIMS system allows for global searches of inventory parts across multiple warehouses for the eastern mines should a local supplier be unable to provide the required parts. Additionally, central purchasing has developed plans to obtain supplies from multiple sources should a major vendor be unable to supply the required goods and services.

The Company will continue to monitor the Year 2000 status of its key service providers and customers for their Year 2000 compliance. Any information that may change their Year 2000 status will be assessed and appropriate action taken where cost-effective alternatives are available. As a precautionary measure, the Company has eliminated staff vacations for its Information Services Department during the latter part of December 1999 and early part of January 2000. All production systems will be tested over the weekend of January 1, 2000. Many of the corporate and mining functional staff will also work on January 1 to validate that the production systems are processing correctly. Hotlines have been established by Oracle and Mincom to address Year 2000 problems should they occur over this same time period.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

The information required by this Item is contained in the second through fourteenth paragraphs of the "Contingencies - Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

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

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

10 Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (filed herewith)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27   Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K dated October 7, 1999 (confirming (i) the Company's receipt of a proposal from Ashland Inc. that contemplates a tax-free spin-off of Ashland's interest in the Company and (ii) that a special committee of the Company's Board of Directors is in discussions with Ashland concerning such proposal) was filed during the period covered by this report and up to and including the date of filing of this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARCH COAL, INC.
                                              (Registrant)

Date: November 14, 1999                        /s/ John W. Lorson
                                              -------------------
                                              John W. Lorson
                                              Controller
                                              (Chief Accounting Officer)


Date: November 14, 1999                        /s/ Jeffry N. Quinn
                                              --------------------
                                              Jeffry N. Quinn
                                              Senior Vice President,
                                              General Counsel and Secretary
                                              (Duly Authorized Officer)

                                 Arch Coal, Inc.
                 Form 10-Q for Quarter Ended September 30, 1999

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

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10- K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as
     Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.10 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
     1997)

10 Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (filed herewith)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27   Financial Data Schedule