Form 10-Q
period 2000-03-31
ARCH COAL INC
filed 2000-05-15
CIK 1037676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the Quarterly Period Ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from             to
                                   ------------  ------------
    Commission file number 1-13105


                                ARCH COAL, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                               43-0921172
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

             CityPlace One, Suite 300, St. Louis, Missouri 63141
              (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                       -------    -------
At May 5, 2000, there were 38,164,482 shares of registrant's common stock outstanding.

                                     INDEX


PART I. FINANCIAL INFORMATION
-----------------------------

                                                                           PAGE
                                                                           ----
   Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 2000 and
       December 31, 1999.................................................    1

   Condensed Consolidated Statements of Operations for the Three Months
      Ended March 31, 2000 and 1999......................................    2

   Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999........................    3

   Notes to Condensed Consolidated Financial Statements..................    4

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............    8

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.................................................   22

PART II. OTHER INFORMATION
--------------------------

   Item 1. Legal Proceedings.............................................   23

   Item 4. Submission of Matters to a Vote of Securities Holders.........   23

   Item 6. Exhibits and Reports on Form 8-K..............................   23

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ARCH COAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     March 31,      December 31,
                                                        2000            1999
                                                    ----------      ------------
                                                    (Unaudited)
Assets
  Current assets
    Cash and cash equivalents                       $    3,088      $    3,283
    Trade accounts receivable                          145,014         162,802
    Other receivables                                   24,494          25,659
    Inventories                                         63,573          62,382
    Prepaid royalties                                    1,621           1,310
    Deferred income taxes                               21,600          21,600
    Other                                                8,784           8,916
                                                    ----------      ----------
                    Total current assets               268,174         285,952
                                                    ----------      ----------

  Property, plant and equipment, net                 1,487,063       1,479,171
                                                    ----------      ----------

  Other assets
    Prepaid royalties                                   16,000               -
    Coal supply agreements                             142,192         151,978
    Deferred income taxes                              187,142         182,500
    Investment in Canyon Fuel                          211,191         199,760
    Other                                               34,452          33,013
                                                    ----------      ----------
                    Total other assets                 590,977         567,251
                                                    ----------      ----------
                    Total assets                    $2,346,214      $2,332,374
                                                    ==========      ==========
Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                $  121,596      $  109,359
    Accrued expenses                                   159,631         145,561
    Current portion of debt                             86,000          86,000
                                                    ----------      ----------
                    Total current liabilities          367,227         340,920
  Long-term debt                                     1,106,093       1,094,993
  Accrued postretirement benefits other than
    pension                                            343,332         343,993
  Accrued reclamation and mine closure                 130,568         129,869
  Accrued workers' compensation                         98,865         105,190
  Accrued pension cost                                  22,369          22,445
  Other noncurrent liabilities                          53,687          53,669
                                                    ----------      ----------
                    Total liabilities                2,122,141       2,091,079
                                                    ----------      ----------

  Stockholders' equity
    Common stock                                           397             397
    Paid-in capital                                    473,335         473,335
    Accumulated deficit                               (230,688)       (213,466)
    Treasury stock, at cost                            (18,971)        (18,971)
                                                    ----------      ----------
                    Total stockholders' equity         224,073         241,295
                                                    ----------      ----------
                    Total liabilities and
                     stockholders' equity           $2,346,214      $2,332,374
                                                    ==========      ==========

           See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Revenues
  Coal sales                                                 $344,399  $405,952
  Income from equity investment                                 3,631     4,029
  Other revenues                                                9,771    11,145
                                                             --------  --------
                                                              357,801   421,126
                                                             --------  --------

Costs and expenses
  Cost of coal sales                                          329,985   379,920
  Selling, general and administrative expenses                  9,756    12,498
  Amortization of coal supply agreements                       10,096    10,622
  Other expenses                                                5,066     4,103
                                                             --------  --------
                                                              354,903   407,143
                                                             --------  --------
      Income from operations                                    2,898    13,983

Interest expense, net:
  Interest expense                                            (22,920)  (23,992)
  Interest income                                                 295       329
                                                             --------  --------
                                                              (22,625)  (23,663)
                                                             --------  --------
      Loss before income taxes and cumulative effect of
        accounting change                                     (19,727)   (9,680)
Benefit from income taxes                                      (4,700)   (7,300)
                                                             --------  --------
      Loss before cumulative effect of accounting change      (15,027)   (2,380)
Cumulative effect of accounting change, net of taxes                -     3,813
                                                             --------  --------
      Net income (loss)                                      $(15,027) $  1,433
                                                             ========  ========
Basic and diluted earnings (loss) per common share:
  Loss before cumulative effect of accounting change         $  (0.39) $  (0.06)
  Cumulative effect of accounting change, net of taxes              -      0.10
                                                             --------  --------
Basic and diluted earnings (loss) per common share           $  (0.39) $   0.04
                                                             ========  ========

Weighted average shares outstanding                            38,164    39,004
                                                             ========  ========

Dividends declared per share                                 $ 0.0575  $ 0.1150
                                                             ========  ========

           See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31
                                                                          -----------------------------
                                                                              2000             1999
Operating activities                                                      ------------    -------------
Net income (loss)                                                          $ (15,027)        $  1,433
Adjustments to reconcile to cash
    provided by operating activities:
  Depreciation, depletion and amortization                                    51,769           62,342
  Prepaid royalties expensed                                                   1,590            4,333
  Net gain on disposition of assets                                           (2,343)            (731)
  Income from equity investment                                               (3,631)          (4,029)
  Distributions from (contributions to) equity investment                     (7,800)          50,742
  Cumulative effect of accounting change                                           -           (3,813)
  Changes in:
     Receivables                                                              18,953          (54,112)
     Inventories                                                              (1,191)          (9,782)
     Accounts payable and accrued expenses                                    26,307           38,929
     Income taxes                                                             (4,642)          (7,548)
     Accrued postretirement benefits other than pension                         (661)           1,499
     Accrued reclamation and mine closure                                        699            1,714
     Accrued workers' compensation benefits                                   (6,325)            (630)
     Other                                                                    (1,711)           6,449
                                                                          ------------    -------------
    Cash provided by operating activities                                     55,987           86,796
                                                                          ------------    -------------
Investing activities
Additions to property, plant and equipment                                   (50,129)         (22,245)
Proceeds from dispositions of property, plant and equipment                    2,942           13,272
Proceeds from coal supply agreements                                               -           14,874
Additions to prepaid royalties                                               (17,901)         (19,348)
                                                                          ------------    -------------
    Cash used in investing activities                                        (65,088)         (13,447)
                                                                          ------------    -------------
Financing activities
Net proceeds from (payments on) revolver and lines of credit                  11,101          (65,159)
Payments on term loans                                                             -          (15,745)
Dividends paid                                                                (2,195)          (4,447)
Purchases of treasury stock                                                        -           (7,886)
                                                                          ------------    -------------
    Cash provided by (used in) financing activities                            8,906          (93,237)
                                                                          ------------    -------------
Decrease in cash and cash equivalents                                           (195)         (19,888)
Cash and cash equivalents, beginning of period                                 3,283           27,414
                                                                          ------------    -------------
Cash and cash equivalents, end of period                                   $   3,088         $  7,526
                                                                          ============    =============

              See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMETNS
                                MARCH 31, 2000
                                  (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

Arch Western Resources, LLC ("Arch Western"), a subsidiary of the Company, is 99% owned by the Company and 1% owned by Atlantic Richfield Company ("ARCO"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

The Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note C).

Note B - Change in Accounting Method

Through December 31, 1998, plant and equipment have principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999.

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
Condensed Income Statement Information          2000          1999
--------------------------------------        ---------     ---------
                                                   (in thousands)
Revenues                                      $  65,292     $  58,381
Total costs and expenses                         61,227        53,242
                                              ---------     ---------
Net income                                    $   4,065     $   5,139
                                              =========     =========

65% of Canyon Fuel net income                 $   2,642     $   3,340
Effect of purchase adjustments                      989           689
                                              ---------     ---------
Arch Coal's income from its equity
   investment in Canyon Fuel                  $   3,631     $   4,029
                                              =========     =========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                   March 31,      December 31,
                                     2000             1999
                                   ---------      ------------
                                         (in thousands)
Coal                               $  30,279       $  28,183
Repair parts and supplies             33,294          34,199
                                   ---------       ---------
                                   $  63,573       $  62,382
                                   =========       =========

Note E - Debt

Debt consists of the following:


                                                         March 31,      December 31,
                                                            2000            1999
                                                         ---------      ------------
                                                               (in thousands)
Indebtedness to banks under lines of credit              $  1,100       $        -
Indebtedness to banks under revolving credit
   agreement, expiring May 31, 2003                       375,000          365,000
Variable rate term loan payable quarterly
   from July 1, 2001 through May 31, 2003                 135,000          135,000
Variable rate term loan payable May 31, 2003              675,000          675,000

Other                                 5,993             5,993
                               ------------      ------------
                                  1,192,093         1,180,993
Less current portion                 86,000            86,000
                               ------------      ------------
Long-term debt                 $  1,106,093      $  1,094,993
                               ============      ============

In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under these credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At March 31, 2000, the Company's debt is approximately 84% of capital employed.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs incurred during 1999, the Company did not comply with certain of these restrictive covenant requirements, for which the Company received an amendment on January 21, 2000. These amendments contain, among other things, provisions for the payment of fees of .25% and an increase in the interest rate of .375% associated with the Company's term loan and the $600 million revolver. In addition, the amendments require the pledging of assets to collateralize the term loan and the $600 million revolver by May 17, 2000. The parties are continuing to negotiate the terms of the pledging of these assets. The assets to be pledged are expected to include equity interests in wholly owned entities, certain real property interests, accounts receivable and inventory of the Company and such wholly owned entities.

The Company enters into interest-rate swap agreements to modify the interest-rate characteristics of the Company's outstanding debt. At March 31, 2000, the Company had interest-rate swap agreements having a total notional value of $765 million. These swap agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed-rate of 5.70% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. At March 31, 2000, the remaining term of the swap agreements ranged from 29 to 53 months.

Note F - Stockholder Rights Plan

On March 3, 2000, the Board of Directors adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend to the Company's stockholders of record on March 20, 2000. The rights are exercisable only if a person or group acquires 20% or more of the Company's Common Stock (an "Acquiring Person") or announces a tender or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the Company's Common Stock. Each right entitles the holder to buy one one-hundredth of a share of a series of junior participating preferred stock at an exercise price of $42, or in certain circumstances allows the holder (except for the Acquiring Person) to purchase the Company's Common Stock or voting stock of the Acquiring Person at a discount. At its option, the Board of Directors may allow some or all holders (except for the Acquiring Person) to exchange their rights for Company Common Stock. The rights will expire on March 20, 2010, subject to earlier redemption or exchange by the Company as described in the plan.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of March 31, 2000 is $4.5 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the three months ended March 31, 1999 reflect a charge of $6.5 million related to the planned temporary shut down of its Dal-Tex mine in Logan County, West Virginia on July 23, 1999. The charge consisted principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the temporary shut down. The shut down was due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report).

During 1999, the Company recorded pre-tax charges totaling $23.1 million (including the $6.5 million charge discussed above) related to (i) the restructuring of its administrative workforce; (ii) the closure of its Dal-Tex mine in West Virginia due to permitting problems; and (iii) the closure of several small mines in Kentucky (Coal-Mac) and the one remaining underground mine in Illinois (Arch of Illinois) due to depressed coal prices, caused in part by increased competition from western coal mines. The following are the components of severance and other exit costs included in the restructuring charge along with related activity:

                                                                         Utilized
                                                                       During First      Balance at
                                         1999        Utilized in          Quarter         March 31,
(in thousands)                          Charge           1999              2000             2000
----------------------------------------------------------------------------------------------------
Employee costs                        $  7,354         $  704            $ 3,370            $2,919
Obligations for non-cancelable
   lease payments                        9,858            484              8,366             1,009

Reclamation liabilities                  3,667          1,200                310             2,157

Depreciation acceleration                2,172          2,172                  -                -
                                      --------------------------------------------------------------
                                      $ 23,051         $4,560            $12,406            $6,085
                                      ==============================================================

Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, the Company expects to utilize the balance of the amounts reserved for employee cost during the remainder of 2000, while obligations for non-cancelable lease payments and reclamation liabilities will be utilized in future periods as lease payments are made and reclamation procedures are performed.

Note I - Sale and Leaseback

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the sale proceeds are below a certain threshold. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base of the lease as a reduction of lease expense. The Company has elected to renew the lease for an additional one year period as described above. Also, effective February 4, 2000, the Company purchased for $10.3 million several pieces of equipment under lease that were included in this transaction and transferred them to the Company's Wyoming operations. A pro-rata portion of the deferred gain, $.3 million, was offset against the cost of the assets. After the effect of this and previous purchases, at the end of the renewed lease term, the remaining assets can be purchased for $28.3 million or sold to a third party with the Company required to make a payment to the lessor in the event, and to the extent that, proceeds are below $22.6 million. Future non-cancelable rental payments remaining under this lease are expected to be approximately $3.5 million for the remainder of 2000 and $3.9 million in 2001.

Note J - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share from continuing operations.

                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                   2000              1999
                                                                ----------        ----------
                                                              (in thousands, except per share
                                                                           data)
Numerator:
     Loss before extraordinary item and
        cumulative effect of accounting change                 $   (15,027)       $   (2,380)
     Cumulative effect of accounting change, net of taxes                -             3,813
                                                               -----------        ----------
           Net income (loss)                                   $   (15,027)       $    1,433
                                                               ===========        ==========
Denominator:
     Weighted average shares - denominator for basic                38,164            39,004
     Dilutive effect of employee stock options                           -                 -
                                                               -----------        ----------
     Adjusted weighted average shares - denominator
        for diluted                                                 38,164            39,004
                                                               ===========        ==========
Basic and diluted loss per common share before
   cumulative effect of accounting change                      $      (.39)       $     (.06)
                                                               ===========        ==========
Basic and diluted earnings (loss) per common share             $      (.39)       $      .04
                                                               ===========        ==========


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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000, Compared
 to Quarter Ended March 31, 1999

The Company incurred a net loss of $15.0 million for the quarter ended March 31, 2000 compared to net income of $1.4 million for the quarter ended March 31, 1999. Results for the quarter were adversely impacted by the idling of the West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gasses in a portion of the mine. During the current quarter, the mine contributed $8.9 million and a loss of $11.9 million to coal sales and operating income, respectively, compared to $27.2 million and $1.5 million to coal sales and operating income, respectively, during the quarter ended March 31, 1999.

Total revenues for the quarter ended March 31, 2000 decreased 15% from the quarter ended March 31, 1999 as a result of several factors. Those factors include reduced sales at the Company's West Elk mine as a result of the January 28 idling described above. In addition, the Company closed its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during 1999.

The Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (see additional discussion in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). The Wylo operation ceased production in December 1999 due to the depletion of its recoverable reserves. The Arch of Illinois operation was closed due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. The two small surface mines in Kentucky are affiliated with the Coal-Mac operation and were closed as a result of its cost structure not being competitive in the current market. These factors were partially offset by increased production and sales at the Company's Black Thunder mine in Wyoming. On a per-ton-sold basis, the Company's average selling price of $12.40 decreased $2.24 from the same period in the prior year primarily as a result of the expected shift of coal sales from the Company's eastern operations to its western operations. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, due in part to the lower Btu content of Powder River Basin coal.

Excluding the loss from operations resulting from the temporary idling of the West Elk mine described above, income from operations increased $.8 million for the quarter ended March 31, 2000 when compared to the same period in the prior year. The increase is attributable to improved performance at several of the Company's mines which resulted from the Company's continued focus on reducing costs and improving productivity, and reduced costs in the current quarter resulting from the closure of the Dal-Tex operation in July 1999. This was partially offset by continuing difficult market conditions that prevailed in U.S. coal markets during the quarter along with increased fuel costs experienced in the current quarter. Income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong first quarter and the contribution of $13.1 million to the Company's income from operations, results were below the $16.3 million of income from operations from the first quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. Other factors that affected quarter to quarter comparisons of income from operations included production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex mine complex during the first quarter of 1999 which culminated in the idling of that operation on July 23, 1999. As a result of the idling, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the idling (see additional discussion below).

Selling, general and administrative expenses decreased $2.7 million from the first quarter of 1999. The decrease is attributable to cost savings resulting from the restructuring of the Company's administrative workforce that occurred during the fourth quarter of 1999 and also due to reduced legal and media expenses incurred during the first quarter of 2000 when compared to the first quarter of 1999.

Interest expense decreased $1.1 million due to lower average debt levels outstanding during the first quarter of 2000 when compared to the first quarter of 1999 partially offset by higher interest rates during the current quarter.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion. During the fourth quarter of 1999, the Company determined that as it relates to future income taxes, the Company does not anticipate recognizing all of its alternative minimum tax credit carry-forwards in the future and expects to recognize part of the benefit of its deferred tax asset at the alternative minimum tax rate of approximately 24%.

EBITDA (income (loss) from operations before the effect of changes in accounting principles and extraordinary items; merger-related costs, unusual items, asset impairment and restructuring charges; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $63.6 million for the current quarter compared to $86.0 million for the first quarter of 1999. The decrease in EBITDA was primarily attributable to the temporary idling of the West Elk mine and Mingo Logan's performance, as described above. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (e.g., public reporting versus computations under financing agreements).

OUTLOOK

West Elk Mine. The Company temporarily idled its West Elk underground mine in Gunnison County, Colorado, on January 28, 2000 following the detection of higher-than-normal levels of carbon monoxide in a portion of the mine. Higher-than-normal levels of carbon monoxide indicate that combustion is present somewhere within the affected portion of the mine. The Company has isolated the combustion, constructed a number of water-tight seals around the combustion and flooded that area with water. Since then, air readings have returned to normal levels.

With the approval of the Mine Safety and Health Administration ("MSHA"), the Company has re-entered the mine. None of the major equipment, including the longwall, appears to have been damaged during the extended idling of the mine, and the Company has completed the longwall move that was interrupted by the idling. Currently, the Company is completing its recovery efforts at the mine and is also implementing ventilation changes required by MSHA. As previously announced, the Company expects to incur after-tax losses of $4 million to $6 million per month at the operation while it is idled. Based on the progress made to date, the Company expects that the mine may resume production by the end of the second quarter. The Company has business interruption insurance and believes that a substantial portion of the losses related to the West Elk mine will be covered by an insurance settlement later in the year. There can be no assurance of recovery however, until the claim is resolved with the insurance carrier.

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing any permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West

Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. The West Virginia DEP rescinded its order in response to the stay granted by the court. It is impossible to predict the outcome of the West Virginia DEP's appeal to the Fourth Circuit. If, however, the district court's ruling is not overturned or if a legislative or other solution is not achieved, then the ability of the Company and other coal producers to mine coal in West Virginia would be seriously compromised.

The injunction discussed above was entered as part of the litigation that caused the delay in obtaining mining permits for the Company's Dal-Tex operation (see additional discussion of this litigation in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). As a result of such delay, the Company idled its Dal-Tex mining operation on July 23, 1999. The Company remains hopeful that it can reopen the Dal-Tex operation after all necessary permits are obtained, which is not expected to occur until mid-2001 at the earliest. Reopening the mine is, however, contingent upon the district court's injunction being overturned or a legislative or other solution being achieved, as well as then-existing market conditions.

Coal Markets. The Company continues to be adversely affected by the weak conditions that have prevailed in U.S. coal markets during the past 16 months, especially in the east. Signs that market conditions for coal may improve are, however, beginning to appear. These signs include the following: electric output is up approximately 4% so far this year; nuclear plant outages for refuelings have increased approximately 25% over last year; hydro conditions are weaker than normal due to dry conditions; petroleum and gas prices are higher; and the National Weather Service has predicted a warmer-than-normal summer. Because most of the Company's production is already committed and priced for the current year, the Company expects its performance for the remainder of the year to reflect the current market weakness. However, the signs indicating a possible improved market may translate into improved pricing during 2001.

Low-Sulfer Coal Producer. Despite the current weak market and other ongoing challenges facing the coal industry, the Company continues to believe that it is uniquely positioned to capitalize on the continuing growth in demand for electricity. With Phase II of the Clean Air Act in effect, the Company believes that in the long term, compliance coal will command a premium in the marketplace. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of Arch's western coal production and approximately half of its eastern production is compliance quality.

The Company continues to develop its assets at its western operations, including the Black Thunder mine near Gillette, Wyoming. The Company has completed the construction of a fourth dragline at the operation and has begun production on the Thundercloud federal lease tract, a large contiguous block of reserves containing 370 million tons of recoverable coal. These actions should allow the mine to increase production 20% this year to approximately 60 million tons. The Company hopes to maintain that level of production for the foreseeable future in light of the increased demand for Powder River Basin coal. Demand for Powder River Basin coal has more than doubled in the past decade and continues to grow at a far higher rate than that of the coal market overall.

Chief Financial Objectives. The Company continues to focus on realizing the substantial potential of its assets and maximizing shareholder value by making decisions based upon its five chief financial objectives: (i) aggressively paying down debt, (ii) further strengthening cash generation, (iii) improving earnings, (iv) increasing productivity and (v) reducing costs throughout the Company.

The Company's total debt increased $11 million during the current quarter due in large part to the second of five annual payments of $31.6 million for the Thundercloud federal reserve lease, which was acquired in 1998, as well as reduced cash generation and increased expenditures related to the idling of the West Elk mine. Given the timing of the payments for the Thundercloud lease and the temporary idling of the West Elk mine, the Company expects to make most of its progress toward reducing debt in the second half of 2000.

As part of its corporate-wide effort to reduce costs, the Company streamlined the structure of its organization during the fourth quarter of 1999 and as a result eliminated approximately 81 administrative jobs, 58 of which were corporate and the remainder of which were subsidiary positions. The elimination of jobs occurred through layoffs and attrition. The Company believes that the corporate-wide restructuring will likely reduce future operating costs by approximately $11 million a year compared to 1999.

Ashland Distribution. On March 29, 2000, Ashland Inc. ("Ashland"), which owned approximately 58% of the outstanding common stock of the Company, distributed
17.4 million of its 22.1 million shares of Arch Coal, Inc. common stock to its shareholders as a taxable dividend. Ashland has announced that it plans to dispose of its remaining 4.7 million shares of Company common stock in a tax-efficient manner during the year following the distribution, subject to existing market conditions. Ashland's distribution did not impact the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2000 and 1999:

                                     2000        1999
                                   --------    --------
                                     (in thousands)

Cash provided by (used in):
   Operating activities           $ 55,987     $ 86,796
   Investing activities            (65,088)     (13,447)
   Financing activities              8,906      (93,237)

Cash provided by operating activities decreased in the first quarter of 2000 compared to the same period in 1999 due to: a decrease in cash provided from equity investments and reduced cash from coal sales and increased costs resulting from the West Elk mine combustion. These were partially offset by increased receivable collections in the current quarter when compared to the prior year's quarter. The decrease in cash provided from equity investments results primarily from the amendment in the prior year's quarter of a coal supply agreement with the Intermountain Power Agency, which was a significant portion of the $50.7 million cash distribution from Canyon Fuel. During the current quarter, the Company contributed $7.8 million to Canyon Fuel to fund cash requirements.

Cash used in investing activities increased in the first quarter of 2000 compared to the first quarter of 1999 primarily as a result of the Company making the second of five annual payments on the Thundercloud federal lease which is part of the Black Thunder mine in Wyoming. The first payment was due at the time of the acquisition of the lease in 1998. The remaining four payments are due each January of the years 2000 through 2003. Quarter over quarter comparisons are also affected by the amendment of another coal supply agreement during 1999. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.1 million (net of royalty and tax obligations) during the first quarter of 1999 from the customer.

Cash provided by financing activities reflects net borrowings of $11.1 million in the current quarter compared to net payments of $80.9 million in the previous year's quarter. In addition, requirements for dividend payments have decreased $2.3 million in the current quarter as compared to the prior year's quarter, resulting from a decrease in shares outstanding, and a reduction in the quarterly dividend from 11.5 cents per share to 5.75 cents per share. The dividend reduction is attributable to the Company's goal to aggressively pay down debt.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2000, there were $25 million of such agreements in effect, of which $1.1 million were outstanding.

The Company is exposed to market risk associated with interest rates. At March 31, 2000, debt included $1.186 billion of floating-rate debt, which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At March 31, 2000, the Company had interest-rate swap agreements having a total notional value of $765 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.70% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair value of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at March 31, 2000 ranged from 29 to 53 months. All instruments are entered into for other than trading purposes.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 1999 as filed on Form 10-K with the Securities and Exchange Commission.

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at March 31, 2000 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $18.3 million at March 31, 2000. Based on the variable-rate debt included in the Company's debt portfolio as of March 31, 2000, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $4.2 million of interest expense incurred based on quarter-end debt levels.

CONTINGENCIES

Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures and dismantling or demolishing equipment or buildings used in mining operations. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability are based upon permit requirements and require various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. No such adjustments were recorded in the three months ended March 31, 2000 or in the three months ended March 31, 1999. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of March 31, 2000 is $4.5 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

On July 26, 1999, the plaintiffs and the West Virginia DEP tendered to the district court a proposed consent decree which would resolve most of the remaining issues in the case. Pursuant to the proposed consent decree, the West

Virginia DEP agreed in principle to amend its regulations and procedures to correct alleged deficiencies. In addition, the parties agreed in principle on a new definition of approximate original contour as it applies to mountaintop mining, as well as to certain regulatory changes involving post-mining land uses. After inviting public comment of the proposed consent decree, the court entered the consent decree in a final order on February 17, 2000.

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

The plaintiffs seek an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identifies, and seeks to enjoin, three pending permits that are sought by the Company's Mingo Logan subsidiary to continue existing surface mining operations at the Phoenix reserve. If the permits are not issued, it is possible that those operations will have to be suspended early in 2001. On May 1, 2000, the court denied the West Virginia DEP's motion to dismiss all claims in the lawsuit.

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

The U.S. Department of the Interior has notified the Company that it intends to file a civil action under the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to recover the natural resource damages suffered as a result of the discharge. The Interior Department alleges that fresh water mussels listed on the federal Endangered Species List that reside in the Powell River were affected as a consequence of the discharge. The Company and the Interior Department have reached an agreement in principle to settle this matter, which would require a payment of $2.5 million by the Company. The settlement is subject to the Company and the Interior Department entering into a definitive agreement. The Company's consolidated balance sheet as of March 31, 2000 reflects a reserve for the full amount of this settlement.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rate; Restrictive Covenants

The Company has substantial leverage and significant debt service and lease and royalty payment obligations. As of March 31, 2000, the Company had outstanding consolidated indebtedness of approximately $1.2 billion, representing approximately 84% of the Company's total capitalization.

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

New legislation, regulations or orders may be adopted or become effective which may adversely affect the Company's mining operations, its cost structure or the ability of the Company's customers to use coal. For example, new legislation, regulations or orders may require the Company to incur increased costs or to significantly change its operations. New legislation, regulations or orders may also cause coal to become a less attractive fuel source, resulting in a reduction in coal's share of the market for fuels used to generate electricity. Any such regulation, legislation or order could have an adverse effect on the Company's business, results of operations and financial condition and, depending upon the nature and scope of the legislation, regulations or orders, the effect could be material.

Permits. Mining companies must obtain numerous permits that impose strict regulations on various environmental and health and safety matters in connection with coal mining, including the emission of air and water borne pollutants, the manner and sequencing of coal extractions and reclamation, the storage, use and disposal of non-hazardous and hazardous substances, and the construction of fills and impoundments. Because regulatory authorities have considerable discretion in the timing of permit issuance and because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made that permits necessary for mining operations will be issued or, if issued, that such issuance will be timely or that permitting requirements will not be changed or interpreted in a manner that would have a material adverse effect on the Company's financial condition or results of operations.

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

NOx Emissions. The use of explosives in surface mining causes oxides of nitrogen ("NOx") to be emitted into the air. The emission of NOx from the use of explosives at surface mines in the Powder River Basin is gaining increased scrutiny from regulatory agencies and the public. The Company has taken steps to monitor the level of NOx emitted during blasting activities at its surface mines in the Powder River Basin and is continuing efforts to find a method of reducing these NOx emissions. Any increase in the regulation of NOx emissions from blasting activities could have an adverse effect on the Company's Powder River Basin surface mines. Depending upon the nature and scope of any such regulations, the effect on the mines could be material.

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could have a material adverse effect on the Company's financial condition and results of operations.

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

The EPA is also proposing to implement stricter ozone standards by 2003. The U.S. Court of Appeals for the District of Columbia Circuit has, however, enjoined the EPA from implementing the new ozone standards on constitutional and other legal grounds. Implementation of the standards may be delayed or precluded because of the injunction. The injunction may also result in modification of the proposed ozone standards.

The U.S. Department of Justice, on behalf of the EPA, has filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over thirty of these utilities' power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have a material adverse effect on the Company's financial condition or results of operations.

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $13.1 million of the Company's total operating income for the three months ended March 31, 2000.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements and, as a consequence, may experience fluctuations in operating results due to the expiration or termination of, or sales price redeterminations or suspensions of deliveries under such coal supply agreements. Other short- and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customer's) control, including utility deregulation. In addition, certain price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors. The Company has from time to time renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications and force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party. Contracts occasionally include provisions that permit a utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new nitrous oxide emissions limits in connection with Phase II of the Clean Air Act could result in price adjustments or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

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

Potential Fluctuations in Operating Results; Seasonality

The Company may experience significant fluctuations in operating results in the future, both on an annual and quarterly basis, as a result of one or more factors beyond its control, including expiration or termination of, or sale price redeterminations or suspensions of deliveries under, coal supply agreements; disruption of transportation services; changes in mine operating conditions; changes in laws or regulations, including permitting requirements; unexpected results in litigation; work stoppages or other labor difficulties; competitive and overall coal market conditions; and general economic conditions.

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

Certain Contractual Arrangements

The Company owns a 99% interest in Arch Western Resources, LLC ("Arch Western"), a joint venture that was formed in connection with the Company's acquisition of the U.S. coal operations of Atlantic Richfield Company on June 1, 1998. The Limited Liability Company Agreement pursuant to which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, if Arch Western at the time has a debt rating less favorable than Ba3 from Moody's Investors Service or BB- from Standard & Poors Ratings Group or does not meet certain specified indebtedness and interest coverage ratios, then a proposal that Arch Western make certain distributions, incur indebtedness, sell properties or merge or consolidate with any other entity would require the consent of all the members of Arch Western.

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

Pursuant to a stockholders agreement among the Company, Ashland and Carboex S.A. ("Carboex"), the Company has agreed to nominate for election as a director of the Company a person designated by Carboex, and Ashland has agreed to vote its shares of common stock in a manner sufficient to cause the election of such nominee, in each case for so long (subject to earlier termination in certain circumstances) as shares of common stock owned by Carboex represent at least 63% of the shares of common stock acquired by Carboex in the Company's merger with Ashland's subsidiary, Ashland Coal, Inc. The Agreement terminates as to Ashland once Ashland ceases to be the beneficial owner (as defined in Rule 13d-3(a) under the Securities Exchange Act of 1934) of 10% or more of the Company's common stock. In addition, for so long as the various trusts for the benefit of descendants of H.L. and Lyda Hunt and various corporations owned by trusts for the benefit of descendants of H.L. and Lyda Hunt (collectively the "Hunt Entities") have the collective voting power to elect one or more persons to serve on the Board of Directors of the Company, the Company has agreed to nominate for election as directors of the Company that number of persons designated by certain of the Hunt Entities that could be elected to the Board by the Hunt Entities by exercise of such voting power.

The Company's Amended and Restated Certificate of Incorporation requires the affirmative vote of the holders of at least two-thirds of outstanding common stock voting thereon to approve a merger or consolidation and certain other fundamental actions involving or affecting control of the Company. The Company's Bylaws require the affirmative vote of at least two-thirds of the members of the Board of Directors of the Company in order to declare dividends and to authorize certain other actions.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.   LEGAL PROCEEDINGS

The information required by this Item is contained in the second through sixteenth paragraphs of the "Contingencies - Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on May 4, 2000, at the Company's headquarters at CityPlace One, Suite 300, St. Louis, Missouri, at 10:00 a.m.

(b) At such Annual Meeting, the holders of the Company's common stock elected the following nominees for director:

Nominee                     Total Votes For       Total Votes Withheld
-------                     ---------------       --------------------
Philip W. Block                33,271,856              3,754,466
James R. Boyd                  33,271,860              3,754,462
Ignacio Dominguez Urquijo      34,032,500              2,993,822
Thomas L. Feazell              34,032,416              2,993,906
Robert L. Hintz                34,031,518              2,994,804
Douglas H. Hunt                34,032,522              2,993,800
Steven F. Leer                 33,271,840              3,754,482
James L. Parker                34,032,522              2,993,800
A. Michael Perry               34,031,522              2,994,800
Theodore D. Sands              34,032,522              2,993,800

At such Annual Meeting, the Company's stockholders, by a vote of 29,732,655 for and 4,806,483 against, with 5,710 abstentions, also approved and adopted an Amended and Restated Certificate of Incorporation.

At such Annual Meeting, the Company's stockholders, by a vote of 37,018,095 for and 7,476 against, with 751 abstentions, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
     Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
     1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (filed herewith)

3.2  Amended and Restated Bylaws of Arch Coal, Inc. (filed herewith)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd. Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by referenced to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as

      Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit
      4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc. Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.12 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

4.13 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

 18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

 27   Financial Data Schedule

 (b)  Reports on Form 8-K

      A report on Form 8-K dated March 9, 2000 (announcing the Board of Directors' declaration of a dividend of one preferred share purchase right for each outstanding share of the Company's common stock, payable to stockholders of record on March 20, 2000) was filed during the quarter ended March 31, 2000.

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


                                       ARCH COAL, INC.
                                       ---------------
                                       (Registrant)


Date: May 12, 2000                     /s/ John W. Lorson
                                       ---------------------
                                       John W. Lorson
                                       Controller
                                       (Chief Accounting Officer)

Date: May 12, 2000                     /s/ Robert G. Jones
                                       ----------------------
                                       Robert G. Jones
                                       Vice President, Law and General Counsel
                                       (Duly Authorized Officer)

                                Arch Coal, Inc.
                  Form 10-Q for Quarter Ended March 31, 2000

                               INDEX TO EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (filed herewith)

3.2  Amended and Restated Bylaws of Arch Coal, Inc. (filed herewith)

27   Financial Data Schedule