Form 10-Q
period 2000-06-30
ARCH COAL INC
filed 2000-08-04
CIK 1037676

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                             ------------------------------

                                         Form 10-Q

(Mark One)

     [X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

     At August 1, 2000, there were 38,164,482 shares of registrant's common stock outstanding.

                                           INDEX


PART I. FINANCIAL INFORMATION                                               PAGE

     Item 1.Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999.....................................................1

     Condensed Consolidated Statements of Operations for the Three Months
         Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000
         and 1999..............................................................2

     Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999...............................3

     Notes to Condensed Consolidated Financial Statements......................4

     Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ............8

     Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk..............................................22

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..............................................22

     Item 4.   Submission of Matters to a Vote of Securities Holders..........22

     Item 6.   Exhibits and Reports on Form 8-K...............................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                       June 30,     December 31,
                                                        2000          1999
                                                     ------------   ------------
Assets                                                (Unaudited)
  Current assets
    Cash and cash equivalents                            $ 1,882        $ 3,283
    Trade accounts receivable                            134,234        162,802
    Other receivables                                     24,115         25,659
    Inventories                                           61,616         62,382
    Prepaid royalties                                      2,551          1,310
    Deferred income taxes                                 21,600         21,600
    Other                                                  8,431          8,916
                                                     ------------   -----------
         Total current assets                            254,429        285,952
                                                     ------------   -----------

  Property, plant and equipment, net                   1,472,390      1,479,171
                                                     ------------   -----------

  Other assets
    Prepaid royalties                                     16,000              -
    Coal supply agreements                               132,585        151,978
    Deferred income taxes                                187,843        182,500
    Investment in Canyon Fuel                            192,222        199,760
    Other                                                 33,290         33,013
                                                     ------------   -----------
         Total other assets                              561,940        567,251
                                                     ------------   -----------
         Total assets                                $ 2,288,759    $ 2,332,374
                                                     ============   ===========

Liabilities and stockholders' equity
  Current liabilities
    Accounts payable                                   $ 106,564      $ 109,359
    Accrued expenses                                     156,959        145,561
    Current portion of debt                               86,000         86,000
                                                     ------------   -----------
         Total current liabilities                       349,523        340,920
  Long-term debt                                       1,087,568      1,094,993
  Accrued postretirement benefits other than pension     343,833        343,993
  Accrued reclamation and mine closure                   118,947        129,869
  Accrued workers' compensation                           98,505        105,190
  Accrued pension cost                                    21,334         22,445
  Other noncurrent liabilities                            49,295         53,669
                                                     ------------   -----------
         Total liabilities                             2,069,005      2,091,079
                                                     ------------   -----------

  Stockholders' equity
    Common stock                                             397            397
    Paid-in capital                                      473,335        473,335
    Accumulated deficit                                 (235,007)      (213,466)
    Treasury stock, at cost                              (18,971)       (18,971)
                                                     ------------   -----------
         Total stockholders' equity                      219,754        241,295
                                                     ------------   -----------
         Total liabilities and stockholders' equity   $2,288,759     $2,332,374
                                                     ============   ===========

          See notes to condensed consolidated financial statements.

                     ARCH COAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)

                                         Three Months Ended   Six Months Ended
                                             June 30               June 30
                                         -----------------    -----------------
                                            2000     1999      2000      1999
                                          -------- --------   -------   -------
Revenues
  Coal sales                              $322,298 $379,730  $666,697  $785,682
  Income (loss) from equity investment       1,761     (447)    5,392     3,582
  Other revenues                            16,094   12,009    25,865    23,154
                                          --------  -------   -------   -------
                                           340,153  391,292   697,954   812,418
                                          --------  -------   -------   -------

Costs and expenses
  Cost of coal sales                       297,132  347,537   627,117   727,457
  Selling, general and administrative
  expenses                                  10,904    9,880    20,660    22,377
  Amortization of coal supply agreements     9,607    8,957    19,703    19,579
  Other expenses                             2,544    4,179     7,610     8,282
                                          --------  -------   -------   -------
                                           320,187  370,553   675,090   777,695
                                          --------  -------   -------   -------
      Income from operations                19,966   20,739    22,864    34,723

Interest expense, net:
  Interest expense                         (23,195) (22,714)  (46,115)  (46,706)
  Interest income                              404      334       699       662
                                          -------- --------   -------    ------
                                           (22,791) (22,380)  (45,416)  (46,044)
                                          -------- --------   -------    ------
      Loss before income taxes and
      cumulative effect of accounting
      change                                (2,825)  (1,641)  (22,552)  (11,321)
Benefit from income taxes                     (700)  (4,100)   (5,400)  (11,400)
                                          -------- --------   -------    ------
      Income (loss) before cumulative
      effect of accounting change           (2,125)   2,459   (17,152)       79
Cumulative effect of accounting change,
      net of taxes                               -        -         -     3,813
                                          -------- --------   -------    ------
      Net income (loss)                   $ (2,125)  $2,459  $(17,152)   $3,892
                                          ========  =======  ========    ======

Basic and diluted earnings (loss)
     per common share:
     Loss before cumulative effect of
     accounting change                    $  (0.06) $  0.06   $ (0.45)  $     -
     Cumulative effect of accounting
     change, net of taxes                        -        -         -      0.10
                                          --------  -------  --------   -------
Basic and diluted earnings (loss) per
     common share                         $  (0.06)  $ 0.06   $ (0.45)  $  0.10
                                          ========  =======   =======   =======

Weighted average shares outstanding         38,164   38,207    38,164    38,603
                                          ========  =======   =======   =======

Dividends declared per share              $ 0.0575   $0.115   $ 0.115   $ 0.230
                                          ========  =======   =======   =======

         See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                   (UNAUDITED)
                                                                Six Months Ended
                                                                         June 30
                                                          ----------------------
                                                            2000        1999
                                                          ----------   ---------
Operating activities
Net income (loss)                                         $ (17,152)     $ 3,892
Adjustments to reconcile to cash
    provided by operating activities:
  Depreciation, depletion and amortization                  103,153      120,947
  Prepaid royalties expensed                                  3,601        8,763
  Net gain on disposition of assets                         (10,696)     (4,789)
  Income from equity investment                              (5,392)     (3,582)
  Net distributions from equity investment                   12,929       59,842
  Cumulative effect of accounting change                          -      (3,813)
  Changes in:
      Receivables                                            30,112       13,180
      Inventories                                               766     (11,889)
      Accounts payable and accrued expenses                   8,603     (14,089)
      Income taxes                                           (5,343)    (20,307)
      Accrued postretirement benefits other than pension       (160)         827
      Accrued reclamation and mine closure                  (10,922)       (353)
      Accrued workers' compensation benefits                 (6,685)       (883)
      Other                                                  (5,620)       5,704
                                                          ----------   ---------
    Cash provided by operating activities                    97,194      153,450
                                                          ----------   ---------

Investing activities
Additions to property, plant and equipment                  (92,011)    (53,586)
Proceeds from dispositions of property, plant and equipment  12,720       19,309
Proceeds from coal supply agreements                              -       14,067
Additions to prepaid royalties                              (20,842)    (21,156)
                                                          ----------   ---------
    Cash used in investing activities                      (100,133)    (41,366)
                                                          ----------   ---------

Financing activities
Net payments on revolver and lines of credit                 (7,425)    (69,674)
Payments on term loans                                            -     (31,141)
Proceeds from sale and leaseback of equipment                13,352            -
Dividends paid                                               (4,389)     (8,829)
Proceeds from sale of treasury stock                              -        2,535
Purchases of treasury stock                                       -     (15,349)
                                                          ----------   ---------
    Cash provided by (used) in financing activities           1,538    (122,458)
                                                          ----------   ---------
Decrease in cash and cash equivalents                        (1,401)    (10,374)
Cash and cash equivalents, beginning of period                3,283       27,414
                                                          ----------   ---------

Cash and cash equivalents, end of period                    $ 1,882    $  17,040
                                                          ==========   =========

          See notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 2000
                                        (UNAUDITED)

Note A - General

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended June 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

     Arch Western Resources, LLC ("Arch Western"), a subsidiary of the Company, is 99% owned by the Company and 1% owned by Atlantic Richfield Company ("ARCO"), which merged with a subsidiary of BP Amoco on April 18, 2000. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

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

Note B - Change in Accounting Method

     Through December 31, 1998, plant and equipment have principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage and also to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1999.

Note C - Investment in Canyon Fuel

     The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ----------------------  --------------------
  Condensed    Income   Statement     2000        1999        2000        1999
  Information
  --------------------------------  ----------  ----------  ----------  --------
                                                   (in thousands)
  Revenues                          $60,407     $58,490     $125,699    $116,872
  Total costs and expenses           58,381      59,863      119,609     113,107
                                    -------     -------     --------    --------
  Net income(loss)                  $ 2,026     $(1,373)    $  6,090      $3,765
                                    =======     ========    ========    ========

  65% of Canyon Fuel net income     $ 1,317     $  (892)    $  3,959    $  2,447
     (loss)
  Effect of purchase adjustments        444         445        1,433       1,135
                                    -------     --------    --------    --------
  Arch Coal's income (loss) from
     its equity investment in
     Canyon Fuel                    $ 1,761     $  (447)    $  5,392      $3,582
                                    =======     ========    ========    ========

     The Company's income (loss)from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                         June 30,      December 31,
                                           2000            1999
                                       ------------    ------------
                                              (in thousands)

     Coal                               $   29,334       $   28,183
     Repair parts and supplies              32,282           34,199
                                       ------------     -----------
                                        $   61,616       $   62,382
                                       ============     ===========

Note E - Debt

Debt consists of the following:

                                         June 30,      December 31,
                                           2000            1999
                                       ------------    ------------
                                              (in thousands)

     Indebtedness   to   banks   under
     revolving credit agreement,
     expiring  May  31, 2003            $   358,000      $  365,000
     Variable  rate term loan  payable
     quarterly from July 1, 2001
     through May 31,2003                    135,000         135,000
     Variable  rate term loan  payable
     May 31, 2003                           675,000         675,000
     Other                                    5,568           5,993
                                        -----------     -----------
                                          1,173,568       1,180,993
     Less current portion                    86,000          86,000
                                        -----------     -----------
     Long-term debt                      $1,087,568      $1,094,993
                                        ===========     ===========

     In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under these credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At June 30, 2000, the Company's debt is approximately 84% of capital employed.

     Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs incurred during 1999, the Company did not comply with certain of these restrictive covenant requirements, for which the Company received an amendment on January 21, 2000. These amendments resulted in, among other things, a one time payment of $1.8 million and an increase in the interest rate of .375% associated with the Company's term loan and the $600 million revolver. In addition, the amendments required the pledging of assets to collateralize the term loan and the $600 million revolver by May 17, 2000. The assets, which were pledged by such date, include equity interests in wholly owned entities, certain real property interests, accounts receivable and inventory of the Company and such wholly owned entities.

     The Company enters into interest-rate swap and collar agreements to modify the interest-rate characteristics of the Company's outstanding debt. At June 30, 2000, the Company had interest-rate swap and collar agreements having a total notional value of $782.5 million. These swap and collar agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap and collar agreements, the Company pays a weighted-average fixed-rate of 5.74% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. At June 30, 2000, the remaining term of the swap and collar agreements ranged from 26 to 60 months.

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

Note G - Contingencies

     The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 2000 is $4.6 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

     The Company's operating results for the three and six months ended June 30, 2000 reflect a $12.0 million partial insurance payment received as part of the Company's coverage under its property and business interruption insurance policy. The payment offsets a portion of the loss incurred at the West Elk mine in Gunnison County, Colorado which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion related gases there. As a result of recent permit revisions at its idle mine properties in Illinois, the Company reviewed and reduced its reclamation liability at Arch of Illinois by $7.8 million. In addition, the IRS issued a notice during the current quarter outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of income related to these excise tax recoveries.

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

                                                          Utilized
                                            Utilized      During
                                            During        Second     Balance
(in thousands)            1999    Utilized  First         Quarter    at June 30,
                          Charge  in 1999   Quarter 2000  2000       2000
-------------------------------------------------------------------------------
Employee costs            $7,354  $  704     $ 3,730      $1,053     $  1,867
Obligations for
non-cancelable
   lease payments          9,858     484       8,366         174          834
Reclamation liabilities    3,667   1,200         310         137        2,020
Depreciation acceleration  2,172   2,172           -           -            -
                         ------------------------------------------------------
                         $23,051  $4,560     $12,406      $1,364     $  4,721
                         ======================================================

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

Note I - Sale and Leaseback

     On June 30, 2000, the Company sold several shovels and several continuous miners for $14.9 million and leased back the equipment under operating leases. The proceeds of the sales were used to pay down debt and for general corporate purposes. The shovels have been leased over a period of 5 years while the continuous miners have been leased with terms ranging from 2 to 5 years. The leases contain renewal options at lease termination and purchase options at amounts approximating fair value at lease termination. The gain on the sale and leaseback of $1.5 million was deferred and is being amortized over the base of the lease as a reduction of lease expense. Future non-cancelable rental payments under the leases are expected to be approximately $1.7 million for the remainder of 2000, $3.4 million in 2001, $3.2 million in 2002, $3.0 million in 2003, $3.0 million in 2004 and $1.5 million in 2005.

     On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company had the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment could be sold to a third party. In the event of such a sale, the Company was required to make a payment to the lessor in the event, and to the extent, that the sale proceeds were below a certain threshold. The gain on the sale and leaseback of $10.7 million was deferred and was amortized over the base of the lease as a reduction of lease expense. Effective February 4, 2000, the Company purchased for $10.3 million several pieces of equipment under lease that were included in this transaction and transferred them to the Company's Wyoming operations. A pro-rata portion of the deferred gain, $.3 million, was offset against the cost of the assets. On May 17, 2000, the Company purchased the remaining assets under the lease for $34.7 million, which resulted in the termination of the lease. The remaining deferred gain of $1.2 million was offset against the cost of the assets.

Note J - Earnings (Loss) per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                      ----------------------  ------------------
                                        2000        1999        2000        1999
                                       ------      ------       ------    ------
                                           (in thousands, except per share data)
Numerator:
   Income (loss) before extraordinary
   item and cumulative  effect of
   accounting change                   $(2,125)     $2,459     $(17,152)  $   79
   Cumulative effect of accounting
   change, net of taxes                      -           -            -    3,813
                                       -------     -------     --------   ------
         Net income (loss)             $(2,125)     $2,459     $(17,152)  $3,892
                                       =======    ========     ========   ======
Denominator:
   Weighted average shares -
   denominator for basic                38,164      38,207       38,164   38,603
   Dilutive effect of employee stock
   options                                   -          89            -       77
                                        ------      ------       ------   ------
   Adjusted  weighted  average shares -
   denominator for diluted              38,164      38,296       38,164   38,680
                                        ======      ======       ======   ======
Basic and diluted loss per common
   share before cumulative effect of
   accounting change                    $ (.06)     $  .06       $ (.45)  $  .00
                                        ======      ======       ======   ======
Basic and diluted earnings (loss) per
   common share                         $ (.06)     $  .06       $ (.45)  $  .10
                                        ======      ======       ======   ======

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000, Compared
   to Quarter Ended June 30, 1999

     The Company incurred a net loss of $2.1 million for the quarter ended June 30, 2000 compared to net income of $2.5 million for the quarter ended June 30, 1999. Results for the quarter were adversely impacted by the continued idling of the West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gases in a portion of the mine. During the current quarter, the mine had no coal sales and incurred an operating loss of $22.3 million (excluding insurance recoveries) compared to $27.2 million of coal sales and $4.8 million of operating income during the quarter ended June 30, 1999. Offsetting a portion of the loss at the West Elk mine was a $12.0 million pre-tax partial insurance payment received as part of the Company's coverage under its property and business interruption insurance policy. Also, as a result of recent permit revisions at its idle mine properties in Illinois, the Company reviewed and reduced its reclamation liability at that location by $7.8 million during the quarter. In addition, the IRS issued a notice during the current quarter outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 of pre-tax income related to these excise tax recoveries.

     Total revenues for the quarter ended June 30, 2000 decreased 13% from the quarter ended June 30, 1999 as a result of several factors. Those factors include reduced sales at the Company's West Elk mine as a result of the continued idling described above. In addition, the Company closed its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during 1999.

     The Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (see additional discussion in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). The Wylo operation ceased production in December 1999 due to the depletion of its recoverable reserves. The Arch of Illinois operation was closed due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. The two small surface mines in Kentucky are affiliated with the Coal-Mac operation and were closed as a result of their cost structures not being competitive in the current market. These factors were partially offset by increased production and sales at the Company's Black Thunder mine in Wyoming and increased brokered coal sales during the quarter when compared to the quarter ended June 30, 1999. On a per-ton-sold basis, the Company's average selling price of $12.98 decreased $1.10 from the same period in the prior year primarily as a result of the continuing expected shift of coal sales from the Company's eastern operations to its western operations. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, but is also significantly less costly to mine.

     Excluding the period over period decrease in income from operations resulting from the temporary idling of the West Elk mine, the partial insurance payment, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $6.2 million for the quarter ended June 30, 2000 when compared to the same period in the prior year. The decrease is attributable to the continuing difficult market conditions that prevailed in U.S. coal markets during the quarter along with increased fuel costs that were up over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong second quarter and the contribution of $9.0 million of income from operations, results were below the $11.6 million of income from operations from the second quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. Lone Mountain also experienced reduced income from operations caused by adverse mining conditions which reduced production at the mine and also caused increased mining expenses. Partially offsetting the decrease in income from operations was ongoing improved performance at several other of the Company's mines caused in part by the continued Company focus on reducing costs and improving productivity, as well as reduced costs in the current quarter resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex operation incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. Other factors that affected quarter to quarter comparisons were several sales of surplus land which resulted in a gain of $3.5 million during the current quarter. During the quarter ended June 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $2.5 million to the prior quarter's results.

     Selling, general and administrative expenses increased $1.0 million from the second quarter of 1999. The increase is attributable to higher legal and consulting expenses partially offset by cost savings resulting from the restructuring of the Company's administrative workforce that occurred during the fourth quarter of 1999.

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

     EBITDA (income from operations before the effect of changes in accounting principles and extraordinary items; unusual items; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $80.8 million for the current quarter compared to $88.2 million for the second quarter of 1999. The decrease in EBITDA was primarily attributable to the temporary idling of the West Elk mine partially offset by improved performance at the Company's Black Thunder mine. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles. The Company's method of computing EBITDA also may not be the same method used to compute similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (e.g., public reporting versus computations under financing agreements).

Six Months Ended June 30, 2000 Compared
     to Six Months Ended June 30, 1999

     The Company incurred a net loss of $17.2 million for the six months ended June 30, 2000 compared to net income of $3.9 million for the six months ended June 30, 1999. Results for the six months ended June 30, 2000 were adversely impacted by the temporary idling of the West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gases in a portion of the mine. During the six months ended June 30, 2000, the mine contributed $8.9 million of coal sales and incurred an operating loss of $34.1 million (excluding insurance recoveries) compared to $54.5 million of coal sales and $6.3 million of operating income during the six months ended June 30, 1999. Offsetting a portion of the loss at the West Elk mine was a $12.0 million pre-tax partial insurance payment received as part of the Company's coverage under its property and business interruption insurance policy. Also, as a result of recent permit revisions at its idle mine properties in Illinois, the Company reviewed and reduced its reclamation liability at that location by $7.8 million during the current period. In addition, the IRS issued a notice during the current period outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 of pre-tax income related to these excise tax recoveries.

     Total revenues for the six months ended June 30, 2000 decreased 14% from the same period in the prior year as a result of several factors. Those factors include reduced sales at the Company's West Elk mine as a result of the idling described above. In addition, the Company closed its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during 1999.

     The Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (see additional discussion in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). The Wylo operation ceased production in December 1999 due to the depletion of its recoverable reserves. The Arch of Illinois operation was closed due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. The two small surface mines in Kentucky are affiliated with the Coal-Mac operation and were closed as a result of its cost structure not being competitive in the current market. These factors were partially offset by increased production and sales at the Company's Black Thunder mine in Wyoming when compared to the six months ended June 30, 1999. On a per-ton-sold basis, the Company's average selling price of $12.68 decreased $1.69 from the same period in the prior year primarily as a result of the continuing increase in coal sales from the Company's western operations. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, but is also significantly less costly to mine.

     Excluding the decrease in income from operations resulting from the temporary idling of the West Elk mine from the prior year, the partial insurance payment, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $3.9 million for the six months ended June 30, 2000 when compared to the same period in the prior year. The decrease is attributable to the continuing difficult market conditions that prevailed in U.S. coal markets during the period along with increased fuel costs that were up over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong six months and the contribution of $22.1 million of income from operations, results were below the $28.0 million of income from operations from the six months ended June 30, 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. Partially offsetting the decrease in income from operations was ongoing improved performance at several other of the Company's mines caused in part by the continued Company focus on reducing costs and improving productivity and reduced costs in the current period resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex complex incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. As a result of the closing, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the closure. Other factors that affected period to period comparisons were several sales of surplus land which resulted in a gain $4.1 million during the current period. During the six months ended June 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $4.0 million to the prior period's results.

     Selling, general and administrative expenses decreased $1.7 million from the six months ended June 30, 1999. The decrease is attributable to cost savings resulting from the restructuring of the Company's administrative workforce that occurred during the fourth quarter of 1999. The decrease is partially offset by higher legal and consulting expenses incurred during the second quarter of 2000.

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

     EBITDA (income from operations before the effect of changes in accounting principles and extraordinary items; unusual items; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $144.4 million for the six months ended June 30, 2000 compared to $174.2 million for the same period in the prior year. The decrease in EBITDA was primarily attributable to the temporary idling of the West Elk mine partially offset by improved performance at the Company's Black Thunder mine.

OUTLOOK

     West Elk Mine. On July 12, 2000, the Company resumed longwall production at its West Elk underground mine in Gunnison County, Colorado. West Elk had been idle since January 28, 2000, following the detection of combustion-related gases in a portion of the mine. The Company expects West Elk to return to normal levels of production in the near term. West Elk incurred between $4 million and $6 million per month in after-tax losses while the mine was idled and the Company engaged in efforts to suppress the combustion. Additional fire-related costs will continue to be incurred during the balance of the year and into 2001 as the Company reclaims drilling sites and roads and eventually dismantles pumping equipment. During June, the Company recognized a $12.0 million pre-tax partial insurance payment that covered a portion of the losses incurred at West Elk during the quarter. The Company expects to receive additional insurance payments under its property and business interruption policy. There can be no assurance of additional recovery, however, until the claim is resolved with the insurance carrier.

     West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. The West Virginia DEP rescinded its order in response to the stay granted by the court. It is impossible to predict the outcome of the West Virginia DEP's appeal to the Fourth Circuit. If, however, the district court's ruling is not overturned or if a legislative or other solution is not achieved, then the ability of the Company and other coal producers to mine coal in West Virginia would be seriously compromised.

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

     Coal Markets. Although the Company continues to be adversely affected by weak market conditions, developments that may translate into improved market conditions for coal are continuing. Electric generation continues to increase, up approximately 4% compared to 1999. Also, coal's share of the electric generation market is up approximately 1% compared to 1999. The average price of natural gas for the summer to date is roughly double its average price in 1999. No nuclear plants are planned or are being built. Hydro conditions are weaker than normal due to dry conditions. Also, in recent weeks, quoted and spot prices appear to be rising. The Company is hopeful that the movement in such prices is an indication that a stronger coal market will start to materialize because of these and other developments. However, because most of the Company's production is already committed and priced for the current year, the Company expects its performance for the remainder of the year to reflect the current market weakness.

     The Company continues to take steps to match its production levels to market needs. The Company has substantially reduced production at its Coal Creek surface mine in Campbell County, Wyoming and plans to idle the mine in the third quarter. The Company also plans to maintain a production level of approximately 60 million tons from its Black Thunder mine near Gillette, Wyoming. Demand for Powder River Basin coal has more than doubled in the past decade. The Company is optimistic that the continuing increase in demand, coupled with its recent actions, will be reflected by stronger prices for PRB coal in the future.

     Low-Sulfur Coal Producer. The Company continues to believe that it is uniquely positioned to capitalize on the continuing growth in demand for electricity. With Phase II of the Clean Air Act in effect, compliance coal has captured a growing share of U.S. coal demand and commands a higher price than higher sulfur coals in the marketplace. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of Arch's western coal production and approximately half of its eastern production is compliance quality.

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

     Despite making the second of five annual payments of $31.6 million for the Thundercloud federal reserve lease, which was acquired in 1998, lower cash generation and increased expenditures related to the idling of the West Elk mine and a net payment of $31.6 million to purchase assets out of an operating lease, the Company repaid $7.4 million of debt in the first half of the year and anticipates continuing to make substantial progress toward reducing debt in the second half of 2000.

     The Company is aggressively pursuing cost savings. In addition to the corporate-wide restructuring in late 1999 that believes will likely result in a reduction in operating costs for the current and future years, the Company recently initiated a cost reduction effort targeting key cost drivers at each of its captive mines. The Company is also exploring Internet-based solutions that could reduce costs, especially in the procurement area.

     Registration of Ashland Inc.'s Remaining Shares. On August 3, 2000, the Company received a written notice from Ashland Inc. ("Ashland") pursuant to which Ashland exercised its demand registration rights under the Registration Rights Agreement, dated April 4, 1997, by and among the Company, Ashland, Carboex International, Limited (now Carboex, S.A.) and the certain Hunt entities listed on Schedules I and II thereto. Ashland has requested that its remaining 4,756,968 shares be disposed of by means of an underwritten offering. Ashland has selected Merrill Lynch & Co. as its managing underwriter for the sale of the shares.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2000 and 1999:


                                           2000         1999
                                        -----------  -----------
                                            (in thousands)

         Cash provided by (used in):
            Operating activities        $  97,194    $ 153,450
            Investing activities         (100,133)     (41,366)
            Financing activities            1,538     (122,458)

     Cash provided by operating activities decreased in the six months ended June 30, 2000 compared to the same period in 1999 due to a decrease in cash provided from equity investments and reduced cash from coal sales along with increased costs resulting from the temporary idling of the West Elk mine. These were partially offset by increased receivable collections and an increase in accounts payable and accrued expenses in the current period when compared to the prior year's period. The decrease in cash provided from equity investments results primarily from the amendment in the prior year of a coal supply agreement with the Intermountain Power Agency, which was a significant portion of the $59.8 million cash distribution from Canyon Fuel.

     Cash used in investing activities increased in the six months ended June 30, 2000 compared to the same period in 1999 primarily as a result of the Company making the second of five annual payments under the Thundercloud federal lease which is part of the Black Thunder mine in Wyoming. The first payment was due at the time of the acquisition of the lease in 1998. The remaining three payments are due each January of the years 2001 through 2003. In addition, during the first six months ended June 30, 2000, the Company purchased all remaining assets under a 1998 sale and leaseback arrangement for $45.0 million. Period-over-period comparisons are also affected by the amendment of another coal supply agreement during 1999. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.1 million from the customer (net of royalty and tax obligations) during the first quarter of 1999.

     Cash provided by financing activities reflects reduced debt payments in the current period compared to the same period in the prior year. In addition, during the second quarter of 2000, the Company entered into a sale and leaseback of certain equipment which resulted in net proceeds of $13.4 million. Dividend payments have decreased $4.4 million in the current period as compared to the same period in the prior year, resulting from a decrease in shares outstanding, and a reduction in the quarterly dividend from 11.5 cents per share to 5.75 cents per share. The dividend reduction is attributable to the Company's goal to aggressively pay down debt.

     The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2000, there were $20 million of such agreements in effect, of which none were outstanding.

     The Company is exposed to market risk associated with interest rates. At June 30, 2000, debt included $1.168 billion of floating-rate debt, which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At June 30, 2000, the Company had interest-rate swap agreements having a total notional value of $782.5 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.74% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair value of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at June 30, 2000 ranged from 26 to 60 months. All instruments are entered into for other than trading purposes.

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

     The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at June 30, 2000 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $19.7 million at June 30, 2000. Based on the variable-rate debt included in the Company's debt portfolio as of June 30, 2000, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.9 million of interest expense incurred based on June 30, 2000 debt levels.

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

     The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Adjustments included a decrease in the liability of $8.1 million in the three and six months ended June 30, 2000. The adjustments occurred principally as a result of recent permit revisions at the Company's idle mine properties in Illinois. No adjustments were recorded in the six months ended June 30, 1999. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

     The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 2000 is $4.6 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

     On July 26, 1999, the plaintiffs and the West Virginia DEP tendered to the district court a proposed consent decree which would resolve most of the remaining issues in the case. Pursuant to the proposed consent decree, the West Virginia DEP agreed in principle to amend its regulations and procedures to correct alleged deficiencies. In addition, the parties agreed in principle on a new definition of approximate original contour as it applies to mountaintop mining, as well as to certain regulatory changes involving post-mining land uses. After inviting public comment on the proposed consent decree, the court entered the consent decree in a final order on February 17, 2000.

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

     The plaintiffs' allegation that the West Virginia DEP violated its duties under the Clean Water Act by authorizing the construction of valley fills under certain coal mining permits was not resolved by the consent decree. On October 20, 1999, the district court permanently enjoined the West Virginia DEP from issuing permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. The West Virginia DEP also filed an appeal of the district court's decision with the U.S. Court of Appeals for the Fourth Circuit. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of the appeal. The West Virginia DEP rescinded its order on November 1, 1999 in response to the district court's action.

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

     Lone Mountain Litigation. On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in the discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. The U.S. Department of the Interior notified the Company of its intention to file a civil action under the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to recover alleged natural resource damages suffered as a result of the discharge. The Company and the Interior Department have reached an agreement in principle to settle this matter, which would require a payment of $2.5 million by the Company. The settlement is subject to the Company and the Interior Department entering into a definitive agreement. The Company's consolidated balance sheet as of June 30, 2000 reflects a reserve for the full amount of this settlement.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rate; Restrictive Covenants

     The Company has substantial leverage and significant debt service and lease and royalty payment obligations. As of June 30, 2000, the Company had outstanding consolidated indebtedness of approximately $1.2 billion, representing approximately 84% of the Company's total capitalization.

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

     Customers. In July 1997, the EPA proposed that twenty-two eastern states, including states in which many of the Company's customers are located, make substantial reductions in NOX emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their NOX emissions to a level of 0.15 pounds of NOX per million Btu's of energy consumed. Many of the states sued the EPA in the U.S. Court of Appeals for the District of Columbia Circuit to challenge the new standard. In June 2000, the court upheld the standard, but did not determine the time frame within which the standard must be implemented. To achieve the new standard, power plants may be required to install reasonably available control technology ("RACT") and additional control measures. The installation of such measures would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

     The EPA is also proposing to implement stricter ozone standards by 2003. The U.S. Court of Appeals for the District of Columbia Circuit has, however, enjoined the EPA from implementing the new ozone standards on constitutional and other legal grounds. The U.S. Supreme Court has agreed to review the lower court's decision. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have an adverse effect on the Company's financial condition or results of operations.

     The U.S. Department of Justice, on behalf of the EPA, has filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over thirty of these utilities' power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have an adverse effect on the Company's financial condition or results of operations.

Reserve Degradation and Depletion

     The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $9.0 million and $22.1 million of the Company's total operating income for the three and six months ended June 30, 2000, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     The information required by this Item is contained in the second through thirteenth paragraphs of the "Contingencies - Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The information required by this Item with respect to the Company's Annual Meeting of Stockholders held on May 4, 2000 is incorporated herein by reference from Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000 with the Securities and Exchange Commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)
     2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
          Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
          1998)

     2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

     3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

     3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

     4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd. Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

     4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

     4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No.
          333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

     4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998
          (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

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

     4.11 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

     10.1 Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated June 5, 2000 (filed herewith)

     10.2 Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive Officer), dated June 5, 2000 (filed herewith)

     18   Preferability  Letter  of  Ernst  &  Young  LLP  dated  May  11,  1999
          (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

     27   Financial Data Schedule

(b)   Reports on Form 8-K

     None

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


                                         ARCH COAL, INC.
                                         ---------------
                                         (Registrant)

Date: August 3, 2000                     /s/John W. Lorson
                                         -----------------
                                         John W. Lorson
                                         Controller
                                         (Chief Accounting Officer)



Date: August 3, 2000                     /s/ Robert G. Jones
                                         -------------------
                                         Robert G. Jones
                                         Vice President, Law and General Counsel
                                         (Duly Authorized Officer)

                                      Arch Coal, Inc.
                         Form 10-Q for Quarter Ended June 30, 2000

                                     INDEX TO EXHIBITS

     10.1 Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated June 5, 2000 (filed herewith)

     10.2 Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive Officer), dated June 5, 2000 (filed herewith)

     27   Financial Data Schedule