Form 10-Q
period 2000-09-30
ARCH COAL INC
filed 2000-11-14
CIK 1037676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(Mark One)

     [ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 2000

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to ____

          Commission file number 1-13105


                                 ARCH COAL, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                 43-0921172
    (State or other jurisdiction of          I.R.S. Employer Identification No.)
    incorporation or organization)

               CityPlace One, Suite 300, St. Louis, Missouri 63141 (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 10, 2000, there were 38,164,482 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

    Item 1.Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999.................................................1

      Condensed Consolidated Statements of Operations for the Three Months
            Ended September 30, 2000 and 1999 and the Nine Months
            Ended September 30, 2000 and 1999.................................2

      Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999.....................3

      Notes to Condensed Consolidated Financial Statements....................4

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................9

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....24

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................25

    Item 6.   Exhibits and Reports on Form 8-K...............................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  September 30    December 31,
                                                      2000            1999
                                                 --------------- --------------
                                                          (Unaudited)
Assets
  Current assets
   Cash and cash equivalents .................     $     1,553      $     3,283
   Trade accounts receivable .................         152,250          162,802
   Other receivables .........................          27,422           25,659
   Inventories ...............................          54,546           62,382
   Prepaid royalties .........................           2,629            1,310
   Deferred income taxes .....................          21,600           21,600
   Other .....................................           8,716            8,916
                                                   -----------      -----------
            Total current assets .............         268,716          285,952
                                                   -----------      -----------

  Property, plant and equipment, net .........       1,443,322        1,479,171
                                                   -----------      -----------

  Other assets
   Prepaid royalties .........................          16,000             --
   Coal supply agreements ....................         121,498          151,978
   Deferred income taxes .....................         188,271          182,500
   Investment in Canyon Fuel .................         191,124          199,760
   Other .....................................          31,549           33,013
                                                   -----------      -----------
            Total other assets ...............         548,442          567,251
                                                   -----------      -----------
            Total assets .....................     $ 2,260,480      $ 2,332,374
                                                   ===========      ===========

Liabilities and stockholders' equity
  Current liabilities
   Accounts payable ..........................     $   112,576      $   109,359
   Accrued expenses ..........................         163,938          145,561
   Current portion of debt ...................          86,000           86,000
                                                   -----------      -----------
            Total current liabilities ........         362,514          340,920
  Long-term debt .............................       1,066,216        1,094,993
  Accrued postretirement benefits other
     than pension.............................         345,097          343,993
  Accrued reclamation and mine closure .......         115,091          129,869
  Accrued workers' compensation ..............          96,896          105,190
  Accrued pension cost .......................          18,204           22,445
  Other noncurrent liabilities ...............          44,101           53,669
                                                   -----------      -----------
            Total liabilities ................       2,048,119        2,091,079
                                                   -----------      -----------
Stockholders' equity
  Common stock ...............................             397              397
  Paid-in-capital ............................         473,335          473,335
  Retained deficit ...........................        (242,400)        (213,466)
  Treasury stock, at cost ....................         (18,971)         (18,971)
                                                   -----------      -----------
            Total stockholders' equity .......         212,361          241,295
                                                   -----------      -----------
            Total liabilities and
            stockholders' equity..............     $ 2,260,480      $ 2,332,374
                                                   ===========      ===========

            See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                 Three Months Ended            Nine Months Ended
                                   September 30                  September 30
                              ----------------------         -------------------
                                2000          1999           2000        1999
                               ---------    ---------     ---------   ----------
Revenues
  Coal sales                   $ 343,405     $368,195   $ 1,010,102  $1,153,877
  Income from equity investment    3,452        3,960         8,844       7,542
  Other revenues                  12,432       10,081        38,297      33,235
                               ---------     --------   -----------   ----------
                                 359,289      382,236     1,057,243   1,194,654
                               ---------     --------   -----------   ----------
Costs and expenses
  Cost of coal sales             319,500      343,731       946,617   1,071,187
  Selling, general and
     administrative expenses       8,951       10,811        29,611      33,188
  Amortization of coal
     supply agreements            11,087        9,315        30,790      28,894
  Other expenses                   3,900        5,777        11,510      14,060
                               ---------     --------   -----------   ----------
                                 343,438      369,634     1,018,528   1,147,329
                               ---------     --------   -----------   ----------
     Income from operations       15,851       12,602        38,715      47,325

  Interest expense, net
   Interest expense              (23,172)     (21,739)      (69,287)    (68,445)
   Interest income                   423          317         1,122         979
                               ---------     --------   -----------   ----------
                                 (22,749)     (21,422)      (68,165)    (67,466)
                               ---------     --------   -----------   ----------
      Loss before income
       taxes and cumulative
       effect of accounting
       change                     (6,898)      (8,820)      (29,450)    (20,141)
  Benefit from income taxes       (1,700)      (7,000)       (7,100)    (18,400)
                               ---------     --------   -----------   ----------
  Loss before cumulative
      effect of accounting
      change                      (5,198)        (1,820)    (22,350)     (1,741)
  Cumulative effect of
      accounting change,
      net of taxes                   --             --         --         3,813
                               ---------     ---------- -----------  -----------
      Net income (loss)        $  (5,198)    $   (1,820)$   (22,350) $    2,072
                               =========     ========== ===========  ===========

  Basic and diluted earnings
   (loss) per common share:
   Loss before cumulative
     effect of accounting
     change                    $   (0.14)    $    (0.05)$     (0.59) $    (0.05)
   Cumulative effect of
     accounting change,
     net of taxes                    --             --         --         (0.10)
                               ---------     ---------- -----------  -----------
  Basic and diluted earnings
     (loss) per common share   $   (0.14)    $    (0.05)$     (0.59) $     0.05
                               =========     ========== ===========  ===========

  Weighted average shares
     outstanding                  38,164         38,187      38,164      38,463
                               =========     ========== ===========  ===========

  Dividends declared per
     share                     $  0.0575     $   0.1150 $    0.1725  $   0.3450
                               =========     ========== ===========  ===========

            See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                       Nine Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     2000             1999
                                                 --------------  ---------------
Operating activities
Net income (loss)                                    $(22,350)           $2,072
Adjustments to reconcile to cash provided by
  operating activities:
   Depreciation, depletion and amortization           153,286           179,942
   Prepaid royalties expensed                           5,479            12,107
   Net gain on disposition of assets                  (15,786)           (5,020)
   Income from equity investment                       (8,844)           (7,542)
   Net distributions from equity investment            17,479            72,843
   Cumulative effect of accounting change               --               (3,813)
   Changes in:
     Receivables                                        8,789            (1,882)
     Inventories                                        7,836            (7,719)
     Accounts payable and accrued expenses             21,594           (18,202)
     Income taxes                                      (5,771)          (27,513)
     Accrued  postretirement  benefits  other
     than pension                                       1,104               794
     Accrued reclamation and mine closure             (14,778)           (2,459)
     Accrued workers' compensation benefits            (8,294)            2,222
     Other                                            (12,487)              134
                                                 --------------  ---------------

   Cash provided by operating activities              127,257           195,964
                                                 --------------  ---------------

Investing activities
Additions to property, plant and equipment           (103,121)          (76,078)
Proceeds  from   dispositions   of  property,
plant and equipment                                    18,942            19,627
Proceeds from coal supply agreements                   --                14,067
Additions to prepaid royalties                        (22,799)          (22,958)
                                                 --------------  ---------------

   Cash used in investing activities                 (106,978)          (65,342)
                                                 --------------  ---------------

Financing activities
Net proceeds from  (payments on) revolver and
lines of credit                                       (28,777)           23,266
Payments on term loans                                   --            (151,144)
Proceeds from sale and leaseback of equipment          13,352              --
Dividends paid                                         (6,584)          (13,218)
Proceeds from sale of treasury stock                     --               2,549
Purchase of treasury stock                               --             (15,349)
                                                 --------------  ---------------

   Cash used in financing activities                  (22,009)         (153,896)
                                                 --------------  ---------------

Decrease in cash and cash equivalents                  (1,730)          (23,274)
Cash and cash equivalents, beginning of period          3,283            27,414
                                                 --------------  ---------------

Cash and cash equivalents, end of period               $1,553            $4,140
                                                 ==============  ===============

            See notes to condensed consolidated financial statements.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended September 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. Arch Coal, Inc. (the
"Company") operates one reportable segment: the production of steam coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

Arch Western Resources, LLC ("Arch Western"), a subsidiary of the Company, is 99% owned by the Company and 1% owned by Atlantic Richfield Company ("ARCO"), which merged with a subsidiary of BP Amoco on April 18, 2000. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

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

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    ----------------------  --------------------
  Condensed    Income   Statement     2000        1999        2000        1999
  Information
  --------------------------------  ----------  ----------  ----------  --------
                                                   (in thousands)
  Revenues                           $ 55,234    $ 67,538   $ 181,112   $184,409
  Total costs and expenses             50,841      63,161     170,628    176,267
                                    ----------  ----------  ----------  --------
  Net income                         $  4,393    $  4,377    $ 10,484   $  8,142
                                    ==========  ==========  ==========  ========

  65% of Canyon Fuel net income      $  2,855    $  2,845    $  6,815   $  5,292
  Effect of purchase adjustments          597       1,115       2,029      2,250
                                    ----------  ----------  ----------  --------
  Arch  Coal's  income  from  its
  equity
     investment in Canyon Fuel       $  3,452    $  3,960    $  8,844   $  7,542
                                    ==========  ==========  ==========  ========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in
Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                        September 30,   December 31,
                                           2000            1999
                                       --------------   ------------
                                               (in thousands)

     Coal                               $   25,500      $   28,183
     Repair parts and supplies              29,046          34,199
                                       -----------      ----------
                                        $   54,546      $   62,382
                                       ============     ==========

Note E - Debt

Debt consists of the following:

                                                  September 30,     December 31,
                                                       2000             1999
                                                  --------------    ------------
                                                           (in thousands)

     Indebtedness to banks under revolving
        credit agreement, expiring May 31, 2003      $  336,650       $  365,000
     Variable  rate term loan  payable
        quarterly from July 1, 2001  through May
        31, 2003                                        135,000          135,000
     Variable  rate term loan  payable
        May 31, 2003                                    675,000          675,000
     Other                                                5,566            5,993
                                                     ------------     ----------
                                                      1,152,216        1,180,993
     Less current portion                                86,000           86,000
                                                     ------------     ----------
     Long-term debt                                  $1,066,216       $1,094,993
                                                     ============     ==========

In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan, or the

Arch Western credit facility, and a $900 million credit facility, or the Arch Coal credit facility, including a $300 million fully amortizing term loan and a $600 million revolving credit facility. Borrowings under the Arch Coal credit facility were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At September 30, 2000, the Company's debt was approximately 84% of capital employed.

Financial covenants  contained  in  the  Company's  credit facilities consist of a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the 12 months then ended to exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA plus lease expense to interest expense plus lease expense for the 12 months then ended to exceed a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs, the Company did not comply with the net worth test. At that date, the Company was required to have a net worth of at least $508.4 million. After giving effect to the write-down of impaired assets and other restructuring costs, the Company's net worth was $241.3 million at that date. The Company received an amendment to the credit facilities on January 21, 2000 which reset the net worth requirement to $163.0 million at December 31, 1999. These amendments resulted in, among other things, a one-time payment of $1.8 million and an increase in the interest rate of 0.375% associated with the term loan and the revolving credit facility. In addition, the amendments required the Company to pledge assets to collateralize the term loan and the revolving credit facility, including the stock of some of the Company's subsidiaries, some real property interests, accounts receivable and inventory. The Company was in compliance with these financial covenants at September 30, 2000.

The Company enters into interest-rate swap and collar agreements to modify the interest-rate characteristics of the Company's outstanding debt. At September 30, 2000, the Company had interest-rate swap and collar agreements having a total notional value of $755.0 million. These swap and collar agreements were used to convert variable-rate debt to fixed-rate debt. Under these swap and collar agreements, the Company pays a weighted-average fixed-rate of 5.75% (before the credit spread over LIBOR) and is receiving a weighted-average variable-rate based upon 30-day and 90-day LIBOR. At September 30, 2000, the remaining term of the swap and collar agreements ranged from 23 to 57 months. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair value of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement.

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

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 2000 is $4.0 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the nine months ended September 30, 2000 includes income from the receipt of $24.0 million in partial insurance payments under the Company's property and business interruption insurance policy, $12.0 million of which was received during the three months ended September 30, 2000. The payments offset a portion of the loss incurred at the West Elk mine in Gunnison County, Colorado which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion related gases in a portion of the mine. As a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability at Arch of Illinois by $7.8 million during the nine months ended September 30, 2000. In addition, the IRS issued a notice during the nine months ended September 30, 2000 outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of income related to these excise tax recoveries. During the three and nine months ended September 30, 2000, the Company sold surface rights in Illinois resulting in a $3.0 million gain.

The Company's operating results for the nine months ended September 30, 1999 reflect a charge of $6.5 million related to the temporary shut down of its Dal-Tex mine in Logan County, West Virginia on July 23, 1999. The charge consisted principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the early shut down. The shut down was due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia (for a discussion of the legal action, see the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this report). The Company has also entered into settlements with various suppliers that resulted in increased income of $4.5 million for the nine months ended September 30, 1999.

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

                          1999   Utilized Utilized Utilized  Utilized  Balance
(in thousands)           Charge  in 1999  During   During    During    at
                                          First    Second    Third     September
                                          Quarter  Quarter   Quarter   30, 2000
                                          2000     2000      2000
--------------------------------------------------------------------------------
Employee costs           $ 7,354  $  704   $ 3,730   $1,053    $  367     $1,500
Obligations for non-
  cancelable lease
  payments                 9,858     484     8,366      174       784         50
Reclamation liabilities    3,667   1,200       310      137     2,020         --
Depreciation               2,172   2,172        --       --        --         --
acceleration
                         -------------------------------------------------------
                         $23,051  $4,560   $12,406   $1,364    $3,171     $1,550
                         =======================================================

Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, except for amounts attributable to retiree healthcare, the Company expects to utilize the balance of the amounts reserved for employee cost during the remainder of 2000, while obligations for non-cancelable lease payments will be utilized in future periods as lease payments are made.

Note I - Sale and Leaseback

On June 30, 2000, the Company sold several shovels and continuous miners for $14.9 million and leased back the equipment under operating leases. The proceeds of the sales were used to pay down debt and for general corporate purposes. The shovels have been leased over a period of 5 years while the continuous miners have been leased with terms ranging from 2 to 5 years. The leases contain renewal options at lease termination and purchase options at amounts approximating fair value at lease termination. The gain on the sale and leaseback of $1.5 million was deferred and is being amortized over the base term of the lease as a reduction of lease expense. Future non-cancelable rental payments under the leases are expected to be approximately $.8 million for the remainder of 2000, $3.4 million in 2001, $3.2 million in 2002, $3.0 million in 2003, $3.0 million in 2004 and $1.5 million in 2005.

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company had the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment could be sold to a third party. The gain on the sale and leaseback of $10.7 million was deferred and was amortized over the base term of the lease as a reduction of lease expense. Effective February 4, 2000, the Company purchased for $10.3 million several pieces of equipment under lease that were included in this transaction and transferred them to the Company's Wyoming operations. A pro-rata portion of the deferred gain, $.3 million, was offset against the cost of the assets. On May 17, 2000, the Company purchased the remaining assets under the lease for $34.7 million, which resulted in the termination of this lease. The remaining deferred gain of $1.2 million was offset against the cost of the assets.

Note J - Earnings (Loss) per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share from continuing operations.

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      --------------------     -----------------
                                        2000        1999        2000      1999
                                      --------   --------     --------  --------
                                        (in thousands, except per share data)
Numerator:
   Loss before cumulative effect of
        accounting change             $(5,198)   $(1,820)    $(22,350)  $(1,741)
   Cumulative effect of accounting
        change, net of taxes             --         --           --       3,813
                                      --------   --------    ---------  --------
        Net income (loss)             $(5,198)   $(1,820)    $(22,350)   $2,072
                                      ========   ========    =========  ========
Denominator:
   Weighted average shares -
        denominator for basic          38,164     38,187       38,164    38,463
   Dilutive effect of employee
        stock options                    --         --           --         --
                                      --------   --------    --------   --------
   Adjusted  weighted  average share
        denominator for diluted        38,164     38,187       38,164    38,463
                                      ========   ========    ========   ========
Basic and diluted loss per common
   share before cumulative effect
   of accounting change               $  (.14)   $  (.05)    $   (.59)  $  (.05)
                                      ========   ========    =========  ========
Basic and diluted earnings
  (loss) per common share             $  (.14)   $  (.05)    $   (.59)  $   .05
                                      ========   ========    =========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements may generally be identified by the use of words such as "estimate," "expect," "anticipate," "believe," "intend," "plan," "continue," "may," "will," "should" or "shall." The Company based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in these statements, some of which are described under "Contingencies" and "Certain Trends and Uncertainties." The forward-looking statements contained in this Form 10-Q are based on expectations or assumptions, some or all of which may be incorrect. These expectations and assumptions include the Company's expectation of continued growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act will increase demand for its coal; expectation of improving market conditions for the price of coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company's working capital needs and meet its debt reduction goals; and expectations as to changes in mining rates and costs for a variety of operational, geological, permitting, labor and weather-related reasons, including equipment availability.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000, Compared to Quarter Ended September 30, 1999

Net Income (Loss). The Company incurred a net loss of $5.2 million for the quarter ended September 30, 2000 compared to a net loss of $1.8 million for the quarter ended September 30, 1999. Results for the third quarter in both 2000 and 1999 were adversely impacted by higher maintenance costs resulting from major maintenance projects undertaken while mines were idle or operating on reduced schedules resulting from worker vacation schedules. Results for the quarter ended September 30, 2000 were also adversely affected by continued operating losses incurred by the Company's West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gases in a portion of the mine. It resumed longwall operations during the quarter and began ramping up to normal levels of production. During the quarter ended September 30, 2000, the mine contributed $14.2 million of coal sales and incurred an operating loss of $4.5 million (excluding insurance recoveries) compared to $25.7 million of coal sales and $1.2 million of operating income during the quarter ended September 30, 1999. Offsetting a portion of the loss at the West Elk mine was an additional $12.0 million pre-tax partial insurance payment received during the quarter under the Company's property and business interruption insurance policy coverage.

Revenues. Total revenues for the quarter ended September 30, 2000 were $359.3 million, a decrease of 6% from the quarter ended September 30, 1999 as a result of several factors. These factors include reduced sales at the Company's West Elk mine as a result of the idling described above, and the closure of its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during the second half of 1999. In addition, the Company's Mingo Logan operation production and sales decreased 25% and 18%, respectively, in the current quarter's compared to the same quarter in the prior year. Partially offsetting reduced sales at the Company's closed eastern operations were increased sales at other eastern operations.

The Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (see additional discussion in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). The Wylo operation ceased production in December 1999 due to the depletion of its recoverable reserves. The Arch of Illinois underground operation, which had remained operative after the closing of the Arch of Illinois surface operation in 1999, was closed in December 1999 due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. Two small surface mines in Kentucky affiliated with the Coal-Mac operation were closed because their cost structures were not competitive in the then-existing market environment. The resulting decrease in production and sales from our eastern operations was partially offset by increased production and sales at the Company's Black Thunder mine in Wyoming and increased brokered coal sales during the quarter when compared to the quarter ended September 30, 1999. As a result, on a per-ton-sold basis, the Company's average selling price of $12.82 decreased $.31 from the same period in the prior year primarily as a result of the expected shift of coal sales from the Company's eastern operations to its western operations. Western coal, especially Powder River Basin coal, has a significantly lower average sales price than that provided from the Company's eastern coal operations, but is also significantly less costly to mine.

Income from Operations. Excluding the period over period decrease in income from operations resulting from the temporary idling of the West Elk mine offset by the second partial insurance payment described above, income from operations decreased $3.0 million for the quarter ended September 30, 2000 when compared to the same period in the prior year. The decrease is attributable to low sales attributable to the difficult market conditions that prevailed in U.S. coal markets in recent quarters along with increased fuel costs of over $1.0 million per month compared to the same period last year. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite the contribution of $7.9 million of income from operations, results were below the $13.0 million of income from operations from the third quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the operations in the Alma seam in preparation for moving longwall equipment into the newly developed seam in early 2001. Partially offsetting the decrease in income from operations was ongoing improved performance at several of the Company's other mines caused in part by the Company's continued focus on reducing costs and improving productivity. Other factors that affected quarter to quarter comparisons were sales of surplus land which resulted in a gain of $3.0 million during the current quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million from the third quarter of 1999. The decrease was attributable to cost savings resulting from the restructuring of the Company's administrative workforce that occurred during the fourth quarter of 1999.

Income Taxes. The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion. During the fourth quarter of 1999, the Company determined that as it relates to future income taxes, the Company does not anticipate recognizing all of its alternative minimum tax credit carry-forwards in the future and expects to recognize part of the benefit of its deferred tax asset at the alternative minimum tax rate of approximately 24%.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of changes in accounting principles and extraordinary items; unusual items; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $76.1 million for the current quarter compared to $80.9 million for the third quarter of 1999. The decrease in adjusted EBITDA was primarily attributable to the continued negative impact of the idling at the West Elk mine (excluding insurance recoveries) and lower operating profit at the Mingo Logan Mountaineer mine as described above. This was partially offset by improved performance at the Company's Black Thunder mine and the impact of the partial insurance payment. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under U.S. generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing arrangements).

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net Income (Loss). The Company incurred a net loss of $22.4 million for the nine months ended September 30, 2000 compared to net income of $2.1 million for the nine months ended September 30, 1999. Results for the nine months ended September 30, 2000 were adversely impacted by the temporary idling of the West Elk mine in Gunnison County, Colorado. The mine was idled from January 28, 2000 to July 12, 2000, following the detection of combustion gases in a portion of the mine. During the nine months ended September 30, 2000, the mine contributed $23.1 million of coal sales and incurred an operating loss of $38.6 million (excluding insurance recoveries) compared to $80.1 million of coal sales and $7.6 million of operating income during the nine months ended September 30, 1999. Offsetting a portion of the loss at the West Elk mine were pre-tax partial insurance payments aggregating $24.0 million received as part of the Company's coverage under its property and business interruption insurance policy. Also, as a result of recent permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability at that location by $7.8 million during the nine months ended September 30, 2000. In addition, the IRS issued a notice during the nine months ended September 30, 2000 outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 of pre-tax income related to these excise tax recoveries.

Revenues. Total revenues for the nine months ended September 30, 2000 were $1.057 billion, a decrease of 11.5% from the same period in the prior year as a result of several factors. These factors include reduced sales at the Company's West Elk mine as a result of the idling described above. Also, the Company closed its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during the second half of 1999. In addition, the Company's Mingo Logan operation's production and sales decreased 12% and 10%, respectively, in the current period compared to the same period in the prior year. Partially offsetting sales at the Company's closed eastern operations were increased sales at other eastern operations.

The Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (see additional discussion in the "Contingencies - Legal Contingencies - Dal-Tex Litigation" section of this report). The Wylo operation ceased production in December 1999 due to the depletion of its recoverable reserves. The Arch of Illinois underground operation, which had remained operative after the closing of the Arch of Illinois surface operation in 1998, was closed in December 1999 due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. The two small surface mines in Kentucky affiliated with the Coal-Mac operation were closed because their cost structures were not competitive in the then-existing market environment. The resulting decrease in production and sales from our eastern operations was partially offset by increased production and sales at the Company's Black Thunder mine in Wyoming when compared to the nine months ended September 30, 1999. As a result, on a per-ton-sold basis, the Company's average selling price of $12.72 decreased $1.23 from the same period in the prior year primarily as a result of the increase in coal sales from the Company's western operations. Western coal, especially Powder River Basin coal, has a significantly lower average sales price than that provided from the Company's eastern coal operations, but is also significantly less costly to mine.

Income from Operations. Excluding the decrease in income from operations resulting from the temporary idling of the West Elk mine, the partial insurance payments, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $7.0 million for the nine months ended September 30, 2000 when compared to the same period in the prior year. The decrease is attributable to low sales attributable to the difficult market conditions that prevailed in U.S. coal markets during the period along with increased fuel costs of over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. Income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite the contribution of $30.0 million of income from operations, results were below the $40.9 million of income from operations for the nine months ended September 30, 1999. The decrease was primarily caused by depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of operations in the Alma seam in preparation for moving longwall equipment into the newly developed seam in early 2001. Partially offsetting the decrease in income from operations was ongoing improved performance at several of the Company's other mines caused in part by the Company's continued focus on reducing costs and improving productivity and reduced costs in the current period resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex complex incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. As a result of the closing, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the closure. Other factors that affected period to period comparisons were several sales of surplus land which resulted in a gain of $8.4 million during the current period. During the nine months ended September 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $4.5 million to the prior period's results.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.6 million from the nine months ended September 30, 1999. The decrease was attributable to cost savings resulting from the restructuring of the Company's administrative workforce that occurred during the fourth quarter of 1999. The decrease was partially offset by higher legal and consulting expenses incurred during the second quarter of 2000.

Income Taxes. The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion. During the fourth quarter of 1999, the Company determined that as it relates to future income taxes, the Company does not anticipate recognizing all of its alternative minimum tax credit carry-forwards in the future and expects to recognize part of the benefit of its deferred tax asset at the alternative minimum tax rate of approximately 24%.

Adjusted EBITDA. Adjusted EBITDA was $220.5 million for the nine months ended September 30, 2000 compared to $255.1 million for the same period in the prior year. The decrease in adjusted EBITDA was primarily attributable to the continued negative impact of the idling at the West Elk mine (excluding insurance recoveries) and lower operating profit at the Mingo Logan Mountaineer mine as described above. This was partially offset by improved performance at the Company's Black Thunder mine and the impact of the partial insurance payments.

OUTLOOK

West Elk Mine. On July 12, 2000, the Company resumed production at the West Elk underground mine in Gunnison County, Colorado, and started to ramp up to normal levels of production. During the ramp up process, the mine experienced geologic conditions unrelated to the fire that have hindered production, but the Company expects that the mine will return to normal levels of production during the fourth quarter of 2000. West Elk had been idle since January 28, 2000, following the detection of combustion-related gases in a portion of the mine. The Company incurred between $4 million and $6 million per month in after-tax losses while the mine was idled. Additional fire-related costs will continue to be incurred during the balance of 2000 and into 2001 as the Company reclaims drilling sites and roads and eventually dismantles pumping equipment. The Company has received and recognized aggregate pre-tax partial insurance payments of $24.0 million that cover a portion of the losses incurred at West Elk. The Company expects to receive additional insurance payments under its property and business interruption policy. Any additional recovery, however, will depend on resolution of our claim with the insurance carrier, the timing of which is uncertain.

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia
Division of Environmental Protection (DEP) from issuing any permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of permits for the construction of nearly all new valley fills and the expansion of nearly all existing valley fills. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. The West Virginia DEP rescinded its order in response to the stay granted by the court. The Company cannot predict the outcome of the West Virginia DEP's appeal to the Fourth Circuit. If, however, the district court's ruling is not overturned or if a legislative or other solution is not achieved, the Company and other coal producers in West Virginia may be forced to close all or a portion of coal mining operations in West Virginia, to the extent those operations are dependent on the use of valley fills.

The injunction discussed above was entered as part of the litigation that caused a delay in obtaining mining permits for the Company's Dal-Tex operation described under "Contingencies--Legal Contingencies--Dal-Tex Litigation." As a result of the delay, the Company idled its Dal-Tex mining operation on July 23, 1999. If all necessary permits are obtained, which is not expected to occur until mid-2001 at the earliest, and the permanent injunction is withdrawn by the Fourth Circuit, then the Company may determine to reopen the mine subject to then-existing market conditions.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the Company now believes that longwall mining at that operation can be extended for an additional twelve months, which will be well into 2003.

Coal Markets. Although the Company continues to be adversely affected by weak market conditions, there have been developments that may translate into improved market conditions for coal in the future. As of November 2000, the price of natural gas has increased approximately 74% since December, 1999. No domestic nuclear plants are currently in the permitting stage while in September, Wisconsin Electric Power Company announced plans to construct two new coal-fired units with a combined generating capacity of 1,200 megawatts. Hydroelectric power conditions are weaker than normal due to dry conditions. Also, since late July, quoted and spot prices for coal produced in the regions in which we operate have risen. However, because most of the Company's production is already committed and priced for the current year, performance for the remainder of the year is expected to reflect the earlier market weakness. The Company continues to take steps to match production levels to market needs. The Company has ceased production at its Coal Creek surface mine in Campbell County, Wyoming. The Company also plans to maintain a production level of approximately 60 million tons from its Black Thunder mine near Gillette, Wyoming.

Low-Sulfur Coal Producer. The Company continues to believe that it is well-positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. With Phase II of the Clean Air Act in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price than high-sulfur coals in the marketplace. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of the Company's western coal production and approximately half of its eastern production is compliance quality.

Chief Financial Objectives. The Company continues to focus on realizing the potential of its assets and maximizing stockholder value by making decisions based upon five chief financial objectives: (1) further strengthening cash generation, (2) improving earnings, (3) increasing productivity, (4) aggressively paying down debt, and (5) reducing costs. The Company is aggressively pursuing cost savings which, together with improved productivity, is designed to enable the Company to achieve these financial objectives. In addition to the corporate-wide restructuring in late 1999 that the Company believes will result in a substantial reduction in operating costs for the current and future years, the Company recently initiated a cost reduction effort targeting key cost drivers at each of the Company's captive mines. The Company is also exploring Internet-based solutions that could reduce costs, especially in the procurement area.

The Company repaid $28.8 million of debt during the nine months ended September 30, 2000, and made the second of five annual payments of $31.6 million for the Thundercloud federal reserve lease (which was acquired in 1998), despite lower cash generation and increased expenditures related to the idling of the West Elk mine and a net payment of $31.6 million to purchase assets out of an operating lease. The Company anticipates continuing to make substantial progress toward reducing debt in the future.

Registration of Ashland Inc.'s Remaining Shares. On August 3, 2000, the Company received a written notice from Ashland Inc. ("Ashland") pursuant to which Ashland exercised its demand registration rights under a Registration Rights Agreement, dated April 4, 1997, by and among the Company, Ashland, Carboex International, Limited (now Carboex, S.A.) and the certain Hunt entities listed on Schedules I and II thereto. Ashland has requested that its remaining 4,756,968 shares be sold by means of an underwritten offering. On September 6, 2000, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the shares. The Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2000 and 1999:

                                             2000         1999
                                         -----------  -----------
                                                (in thousands)

         Cash provided by (used in):
            Operating activities          $127,257      $195,964
            Investing activities          (106,978)      (65,342)
            Financing activities           (22,009)     (153,896)

Cash provided by operating activities decreased in the nine months ended September 30, 2000 compared to the same period in 1999 due to a decrease in cash provided from equity investments and reduced cash from coal sales along with increased costs resulting from the temporary idling of the West Elk mine and increased fuel costs. These were partially offset by increased receivable collections and an increase in accounts payable and accrued expenses in the current period when compared to the prior year's period. The decrease in cash provided from equity investments results primarily from the amendment in the prior year of a coal supply agreement with the Intermountain Power Agency, which was a significant portion of the $72.8 million cash distribution from Canyon Fuel to the Company during the nine months ended September 30, 1999.

Cash used in investing activities increased in the nine months ended September 30, 2000 compared to the same period in 1999 primarily as a result of the Company making the second of five annual payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The first payment was made at the time of the acquisition of the lease in 1998. The remaining three payments are due each January of the years 2001 through 2003. In addition, during the nine months ended September 30, 2000, the Company purchased all remaining assets under a 1998 sale and leaseback arrangement for $45.0 million. Period-over-period comparisons are also affected by the amendment of another coal supply agreement during 1999. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.1 million from the customer (net of royalty and tax obligations) during the first quarter of 1999.

Cash provided by financing activities reflects reduced debt payments in the current period compared to the same period in the prior year. In addition, during the second quarter of 2000, the Company entered into a sale and leaseback of certain equipment which resulted in net proceeds of $13.4 million. Dividend payments have decreased $6.6 million in the current period as compared to the same period in the prior year, resulting from a decrease in shares outstanding, and a reduction in the quarterly dividend from 11.5 cents per share to 5.75 cents per share. The dividend reduction is attributable to the Company's goal to aggressively pay down debt.

The Company generally satisfies its working capital requirements and funds its capital expenditures and debt-service obligations with cash generated from operations. The Company believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. The Company's ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond the Company's control.

Expenditures for property, plant and equipment were $103.1 million for the nine months ended September 30, 2000, and $98.7 million, $141.7 million and $77.3 million for 1999, 1998 and 1997, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $18.0 million for the remainder of the year. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At September 30, 2000, there was $231 million available under the Company's revolving credit facility. Financial covenants contained in the Company's credit facilities consist of a maximum leverage ratio, a maximum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to EBITDA for the 12 months then ended to exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company's EBITDA plus lease expense to interest expense plus lease expense for the 12 months then ended to exceed a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs, the Company did not comply with the net worth test. At that date, the Company was required to have a net worth of at least $508.4 million. After giving effect to the write-down of impaired assets and other restructuring costs, the Company's net worth was $241.3 million at that date. The Company received an amendment to the credit facilities on January 21, 2000 which reset the net worth requirement to $163.0 million at December 31, 1999. These amendments resulted in, among other things, a one-time payment of $1.8 million and an increase in the interest rate of 0.375% associated with the term loan and the revolving credit facility. In addition, the amendments required the Company to pledge assets to collateralize the term loan and the revolving credit facility, including the stock of some of the Company's subsidiaries, some real property interests, accounts receivable and inventory. The Company was in compliance with these financial covenants at September 30, 2000.

At September 30, 2000, debt amounted to $1.152 billion, or 84% of capital employed, compared to $1.181 billion, or 83% of capital employed, at December 31, 1999. Based on the current level of consolidated indebtedness and prevailing interest rates, debt service obligations, including optional payments associated with the revolving credit facility, for the twelve months ended September 30, 2001 are approximately $180 million.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2000, there were $20.0 million of such agreements in effect, none of which were outstanding.

The Company is exposed to market risk associated with interest rates. At September 30, 2000, debt included $1.147 billion of floating-rate debt, for which the rate of interest is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At September 30, 2000, the Company had interest-rate swap agreements having a total notional value of $755.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.75% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. These amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair value of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at September 30, 2000 ranged from 23 to 57 months. All instruments are entered into for other than trading purposes.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at September 30, 2000 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $19.9 million at September 30, 2000. Based on the variable-rate debt included in the Company's debt portfolio as of September 30, 2000, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.9 million of interest expense incurred based on September 30, 2000 debt levels.

CONTINGENCIES

Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures and dismantling or demolishing equipment or buildings used in mining operations. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liabilities are based upon permit requirements and require various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Adjustments included a decrease in the liability of $1.1 million in the three months ended September 30, 2000 and $9.2 million in the nine months ended September 30, 2000. The adjustments occurred principally as a result of recent permit revisions at the Company's idle mine properties in Illinois. Adjustments recorded in the three and nine months ended September 30, 1999 resulted in a $.7 million charge to expense. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 2000 is $4.0 million (included in other noncurrent liabilities). This amount does not include losses that may be incurred as a result of the temporary or permanent shutdown of the Dal-Tex operations described below. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (on a pre-tax basis) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Dal-Tex Litigation. On July 16, 1998, ten individuals and The West Virginia Highlands Conservancy filed suit in the U.S. District Court for the Southern District of West Virginia against the director of the West Virginia Department of Environmental Policy ("DEP") and officials of the U.S. Army Corps of Engineers alleging violations of SMCRA, the Clean Water Act and the National Environmental Policy Act of 1969 ("NEPA"). Specifically, plaintiffs made the following allegations in the suit: (i) the Corps violated NEPA by approving mining permits without the preparation of an environmental impact statement ("EIS") under NEPA that would evaluate the environmental effects of mountaintop mining and the construction of valley fills; (ii) the Corps violated the Clean Water Act by issuing generic Section 404 dredge and fill permits rather than site-specific individual permits; (iii) the West Virginia DEP has failed to require the restoration of mined lands to approximate original contour and that it has not enforced approved post-mining land uses following reclamation; and
(iv) the West Virginia DEP lacked authority to issue permits for the construction of valley fills.

Nine permits held by four indirect, wholly-owned subsidiaries of the Company were identified in the complaint as violating the legal standards that the plaintiffs requested the court to interpret. In addition, pending permit applications for the Company's Dal-Tex mining operations, which are operated by its subsidiary, Hobet Mining, Inc., were specifically identified as permits that should be enjoined from issuance. These permit applications, known as the Spruce Fork permits, include a SMCRA mining permit application requesting authorization from the West Virginia DEP to commence surface mining operations and a Section 404 permit application requesting authorization from the Corps to construct a valley fill. The Company intervened in the lawsuit in support of the Corps and the West Virginia DEP on August 6, 1998.

Settlement Agreement. A settlement between the plaintiffs and the Corps, which was reached on December 23, 1998, resolved the Clean Water Act and NEPA claims against the Corps, except those relating to the Spruce Fork permits. The settlement agreement requires the Corps, in cooperation with other agencies, to prepare a programmatic EIS on the effects of valley fills on streams and the environment. This EIS is scheduled to be completed by January 2001. Until it is completed, an individual Clean Water Act Section 404 dredge and fill permit must be obtained prior to the construction of any valley fill greater than 250 acres. The Company's Hobet Mining subsidiary later agreed to apply for an individual
Section 404 permit for the Dal-Tex valley fill, which will require the preparation of an EIS to evaluate the effects of the valley fill on the environment.

Preliminary Injunction. Subsequent to the settlement agreement, the West Virginia DEP approved the Spruce Fork SMCRA permit. Plaintiffs sought a preliminary injunction staying the Spruce Fork permit and enjoining the Company from future operations on the permit until a full trial on the merits could be held. The district court issued the preliminary injunction on March 3, 1999. As a result, the Company idled the Dal-Tex mine on July 23, 1999.

Consent Decree. On July 26, 1999, the plaintiffs and the West Virginia DEP submitted a proposed consent decree which would resolve the remaining issues in the case, except those relating to the West Virginia DEP's authority to issue permits for the construction of valley fills. Pursuant to the proposed consent decree, the West Virginia DEP agreed in principle to amend its regulations and procedures to correct alleged deficiencies. In addition, the parties agreed in principle on a new definition of approximate original contour as it applies to mountaintop mining, as well as to certain regulatory changes involving post-mining land uses. The Company's Hobet Mining subsidiary agreed as part of the consent decree to revise portions of its Spruce Fork permit applications to conform to the new definition of approximate original contour to be adopted by the West Virginia DEP. After inviting public comment on the proposed consent decree, the court entered the consent decree in a final order on February 17, 2000, and the West Virginia legislature approved the West Virginia DEP's proposed statutory and regulatory changes to implement the consent decree on April 3, 2000.

Permanent Injunction. On October 20, 1999, the district court addressed the remaining counts in the plaintiffs' complaint by issuing a permanent injunction against the West Virginia DEP enjoining the issuance of any new permits that authorize the construction of valley fills as part of mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of permits for nearly all new valley fills and the expansion of existing valley fills. The West Virginia DEP also filed an appeal of the district court's decision with the U.S. Court of Appeals for the Fourth Circuit. On October 29, 1999, the district court granted a stay of its decision, pending the outcome of the appeal. The West Virginia DEP rescinded its administrative order on November 1, 1999 in response to the district court's action.

The Company cannot predict the outcome of the West Virginia DEP's appeal. If the district court's decision is upheld, the Company, and other coal producers, may be forced to close all or a portion of mining operations in West Virginia, to the extent those operations are dependent on the use of valley fills. If the Company is successful on appeal, then it could be required to complete the EIS for the Section 404 dredge and fill permit and comply with the conditions imposed on the Spruce Fork permit as a result of the consent decree, each of which could delay the issuance of the Spruce Fork permit and, consequently, the reopening of the mine until mid-2001 at the earliest. If all necessary permits are issued, the Company may determine to reopen the mine subject to then-existing market conditions.

Cumulative Hydrologic Impact Assessment ("CHIA") Litigation. On January 20, 2000, two environmental organizations, the Ohio Valley Environmental Coalition and the Hominy Creek Watershed Association, filed suit against the West Virginia DEP in U.S. District Court in Huntington, West Virginia. In addition to allegations that the West Virginia DEP violated state law and provisions of the Clean Water Act, the plaintiffs allege that the West Virginia DEP's issuance of permits for surface and underground coal mining has violated certain non-discretionary duties mandated by SMCRA. Specifically, the plaintiffs allege that the West Virginia DEP has failed to require coal operators seeking permits to conduct water monitoring to verify stream flows and ascertain water quality, to always include certain water quality information in their permit applications and to analyze the probable hydrologic consequences of their operations. The plaintiffs also allege that the West Virginia DEP has failed to analyze the cumulative hydrologic impact of mining operations on specific watersheds.

The plaintiffs seek an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identifies, and seeks to enjoin, three pending permits that are sought by the Company's Mingo Logan subsidiary to continue existing surface mining operations at the Phoenix reserve. If the permits are not issued, it is possible that those operations will have to be suspended early in 2001. It is impossible to predict whether this litigation will result in a suspension of the affected surface mining operations. If, however, the operations are suspended, the Company's ability to mine surface coal at Mingo Logan could be adversely affected and, depending upon the length of the suspension, the effect could be material.

Lone Mountain Litigation. On October 24, 1996, the rock strata overlaying an abandoned underground mine adjacent to the coal-refuse impoundment used by the Lone Mountain preparation plant failed, resulting in the discharge of approximately 6.3 million gallons of water and fine coal slurry into a tributary of the Powell River in Lee County, Virginia. The U.S. Department of the Interior notified the Company of its intention to file a civil action under the Clean Water Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") to recover alleged natural resource damages suffered as a result of the discharge. The Company and the Interior Department have reached an agreement in principle to settle this matter, which would require a payment of $2.5 million by the Company. The settlement is subject to the Company and the Interior Department entering into a definitive agreement. The Company's consolidated balance sheet as of September 30, 2000 reflects a reserve for the full amount of this settlement.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rate; Restrictive Covenants

As of September 30, 2000, the Company had outstanding consolidated indebtedness of $1.152 billion, representing approximately 84% of the Company's capital employed and resulting in significant debt service obligations. As a result, the Company will have significant debt service obligations, and the terms of its credit agreements limit its flexibility and impose a number of restrictions on the Company. The Company expects to repay $43.0 million of its indebtedness in 2000. Aggregate scheduled future principal payments on the Company's indebtedness are $30.5 million in 2001, $60.5 million in 2002, $1.0 billion in 2003 and $.6 million in 2004. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves and financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

The Company's relative amount of debt and the terms of its credit agreements could have material consequences to its business, including, but not limited to:
(i) making it more difficult to satisfy debt covenants and debt service, lease payment and other obligations; (ii) making it more difficult to pay quarterly dividends as the Company has in the past; (iii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iv) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company competes; and, (vii) placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

A  significant   portion  of  the  Company's   indebtedness  bears  interest  at
variable-rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default under these agreements which, if not cured or waived, would enable the Company's lenders to declare amounts borrowed due and payable or otherwise result in unanticipated costs.

Losses

The Company incurred an operating loss of approximately $327.0 million and a net loss of approximately $346.3 million for the year ended December 31, 1999, and a net loss of approximately $22.3 million for the nine months ended September 30, 2000. The losses in 1999 were primarily attributable to a write-down of the carrying value of some of the Company's operating assets and coal reserves. This adjustment was partially due to adverse legal and regulatory rulings related to surface mining techniques, as well as persistent negative pricing for Central Appalachian coal production. The losses were also partially attributable to a workforce restructuring and the closure of several of the Company's mines. The loss in 2000 was primarily attributable to the temporary idling of the West Elk mine in Colorado following the detection of combustion gases in a portion of the mine.

Because the coal mining industry is subject to significant regulatory oversight, and due to the continuing possibility of negative pricing or other industry trends beyond the Company's control, the Company may suffer losses in the future if legal and regulatory rulings, mine idlings and closures, negative pricing trends or other factors continue to affect the Company's ability to mine and sell coal profitably.

Environmental and Regulatory Factors

Federal, state and local governmental authorities regulate the coal mining industry on matters as diverse as employee health and safety, air quality standards, water pollution, groundwater quality and availability, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment and surface subsidence from underground mining. In addition, federal legislation mandates certain benefits for various retired coal miners represented by the United Mine Workers of America ("UMWA"). These regulations and legislation have had and will continue to have a significant effect on the Company's costs of production and competitive position. Future regulations, legislation or orders may also cause the Company's sales or profitability to decline by hindering its ability to continue its mining operations or by increasing its costs or by causing coal to become a less attractive fuel source.

Permits. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits necessary for mining operations may not be issued or, if issued, may not be issued in a timely fashion or may involve requirements that may be changed or interpreted in a manner that restricts the Company's ability to conduct its mining operation or to do so profitably.

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

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could increase the Company's costs to mine coal.

Customers. In July 1997, the EPA proposed that twenty-two eastern states, including states in which many of the Company's customers are located, make substantial reductions in NOX emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their NOX emissions to a level of 0.15 pounds of NOX per million Btu's of energy consumed. Many of the states sued the EPA in the U.S. Court of Appeals for the District of Columbia Circuit to challenge the new standard. In June 2000, the court upheld the standard, but did not determine the time frame within which the standard must be implemented. To achieve these reductions, power plants may be required to install reasonably available control technology ("RACT") and additional control measures. The installation of these measures would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

The EPA is also proposing to implement stricter ozone standards by 2003. The U.S. Court of Appeals for the District of Columbia Circuit has, however, enjoined the EPA from implementing the new ozone standards on constitutional and other legal grounds. The U.S. Supreme Court has agreed to review the lower court's decision. It is impossible to predict the outcome of this legal action. If the EPA is successful in appeal, then the implementation of the standards could require some of the Company's customers to reduce NOX emissions, which is a precursor to ozone formation, or even prevent the construction of new facilities that contribute to the non-attainment of the new ozone standard.

The U.S. Department of Justice, on behalf of the EPA, has filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over thirty of these utilities' power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have an adverse effect on the Company's coal sales revenues and profitability.

Competition; Excess Industry Capacity

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal producing regions in which the Company operates, and a number of the Company's competitors have greater financial resources. The Company competes with approximately six major coal producers in each of the Central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which has occurred in the past, and which results in reduced coal prices.

Electric Industry Factors

Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond the Company's control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures), government regulation, technological developments and the location, availability, quality and price of competing sources of coal, alternative fuels such as national gas, oil and nuclear, and alternative energy sources such as hydroelectric power. Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order the meet federal Clean Air Act requirements. Any reduction in the demand for the Company's coal by the domestic electric generation industry may cause a decline in profitability.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have a negative effect on the Company's profitability to the extent it causes the Company's customers to be more cost sensitive.

Significant Customers

The  Company's  sales  to American  Electric  Power  Company,  Inc. and Southern
Company, including their subsidiaries and affiliates, accounted for approximately 10.0% and 10.5%, respectively, of the Company's total revenues in 1999. AEP and Southern Company each has multiple long-term contracts with the Company, some of which expire at the end of this year or in the next few years. Several of these contracts contain early termination provisions, including provisions which allow these customers to terminate the agreements if the Company's coal fails to meet specified quality standards or if the Company is forced by changes in laws or regulations to increase the price of its coal above specified limits. In addition, some of these contracts contain buy-out provisions which allow these customers to terminate their contracts, at their option, subject to the payment of a fee. If the Company experiences an unanticipated loss of business with either of these customers, the Company's revenues and profitability may decline significantly.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal pursuant to long-term coal supply agreements, which are contracts with a term greater than 12 months. As a consequence, the Company may experience fluctuations in operating results as a result of the expiration or termination of, or sales price redeterminations or suspensions of deliveries under, these coal supply agreements. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment. In 1999, sales of coal under long-term contracts accounted for 76% of the Company's total revenues. Some of these contracts include pricing which is above, and, in some cases, materially above, current market prices. The Company currently supplies coal under long-term coal supply contracts with one customer which have price renegotiation or modification provisions that take effect in mid-2001. The prices for coal shipped under these contracts are materially above the current market price for similar type coal. For the year ended December 31, 1999, and the nine months ended September 30, 2000, approximately $16.8 million and $15.1 million, respectively, of the Company's operating income related to these contracts. The Company expects income from operations to be reduced by approximately one-half of the operating income attributable to these contracts in 2001, and by the full amount of this operating income in 2002. These amounts are predicated on current market pricing and will change with market conditions. Some price adjustment provisions permit a periodic decrease in the contract price to reflect decreases in production costs, including those related to technological improvements, changes in specified price indices or items such as taxes or royalties. Price renegotiation or modification provisions may provide for downward adjustments in the contract price based on market factors.

The Company also renegotiated some contracts to change the contract term or accommodate adverse market conditions such as decreasing coal spot market prices. New nitrous oxide emission limits could also result in price adjustments, or could force electric generators to terminate or modify long-term contracts. Other short and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which may change as a result of factors beyond the Company's, and in some instances, the customer's control, including utility deregulation. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company's profitability would decline to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past, and will in the future, acquire coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2003. The Mountaineer Mine generated $7.9 million and $30.0 million of the Company's total operating income for the three and nine months ended September 30, 2000, respectively.

Potential Fluctuations in Operating Results; Factors Routinely Affecting Results of Operations

The Company's mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel prices, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials and other geological conditions, have had, and can be expected in the future to have, a significant impact on operating results. For example, the Company was forced to temporarily idle the West Elk mine in Colorado for more than five months this year following the detection of combustion gases in a portion of the mine. The temporary closure of this mine adversely affected the Company's operating results, as the Company incurred between $4 million and $6 million per month in after-tax losses while the mine was idled. Additional fire-related costs will continue to be incurred during the balance of this year and into 2001. Through September 2000, the Company received and recognized an aggregate of $24 million pre-tax partial insurance payments. The Company expects to receive additional insurance payments under its property and business interruption policy. There may not be additional recovery however, unless and until the claim is resolved with the insurance carrier, the timing of which is uncertain. In addition, a prolonged disruption of production at any of the Company's principal mines, particularly its Mingo Logan operation West Virginia, would result in a decrease, which could be material, in the Company's revenues and profitability. Other factors affecting the production and sale of the Company's coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) the timing and amount of insurance recoveries; (vi) work stoppages or other labor difficulties; (vii) mine worker vacation schedules and related maintenance activities; and (viii) changes in coal market and general economic conditions.

Decreases in the Company's profitability as a result of the factors described above could materially adversely impact quarterly or annual results. Any such adverse impact on the Company's operating results could cause its stock price to decline substantially, particularly if the results are below research analyst or investor expectations.

Transportation

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers and transportation costs are a significant component of the total cost of supplying coal. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers and thus adversely affect the Company's business and operating results. Increases in transportation costs, or changes in such costs relative to transportation costs for coal produced by its competitors or of other fuels, could have an adverse effect on the Company's business and results of operations.

Reliance on Estimates of Reserves; Title

There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond the control of the Company. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon the number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning coal prices, operating costs, severance and excise taxes, development costs and reclamation costs, all of which may cause estimates to vary considerably from actual results.

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to the Company's reserves may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect the Company's actual reserves.

A significant part of the Company's mining operations are conducted on properties leased by the Company. The loss of any lease could adversely affect the Company's ability to develop the associated reserves. Because title to most of the Company's leased properties and mineral rights is not usually verified until a commitment is made by the Company to develop a property, which may not occur until after the Company has obtained necessary permits and completed exploration of the property, the Company's right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct mining operations on property where these defects exist, the Company has had to, and may in the future have to, incur unanticipated costs. In addition, the Company may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Certain Contractual Arrangements

The Company's affiliate, Arch Western Resources, LLC, is the owner of the Company's reserves and mining facilities in the western United States. The agreement under which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, consent of ARCO, the other member of Arch Western, would generally be required in the event that Arch Western proposes to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time, Arch Western has a debt rating less favorable than Ba3 from Moody's Investors Service or BB- from Standard & Poor's or fails to meet specified indebtedness and interest ratios.

In connection with the Arch Western acquisition, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the Arch Western transaction. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company's profitability for the period in which it arises.

The membership interests in Canyon Fuel, which operates three coal mines in Utah, are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation of Japan. The agreement which governs the management and operations of Canyon Fuel provides for a management board to manage its business and affairs. Some major business decisions concerning Canyon fuel require the vote of 70% of the membership interests and therefore limit the Company's ability to make these decisions. These decisions include admission of additional members; approval of annual business plans; the making of capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel's business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; entering into leases; and the selection and removal of officers. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

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

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No.333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by referenced to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on
      Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27    Financial Data Schedule

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





                                         ARCH COAL, INC.
                                         ---------------
                                         (Registrant)

Date: November 13, 2000.                 /s/ John W. Lorson
                                         ---------------------
                                         John W. Lorson
                                         Controller
                                         (Chief Accounting Officer)



Date: November 13, 2000.                 /s/ Robert G. Jones
                                         ----------------------
                                         Robert G. Jones
                                         Vice President, Law and General Counsel
                                         (Duly Authorized Officer)

                                 Arch Coal, Inc.
                    Form 10-Q for Quarter Ended June 30, 2000

                                INDEX TO EXHIBITS

27    Financial Data Schedule