Form 10-K405/A
period 1999-12-31
ARCH COAL INC
filed 2001-02-08
CIK 1037676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended: December 31, 1999
                                   OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition period from ______to______
                    Commission File Number: 1-13105

                                ARCH COAL, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                    CityPlace One, Suite 300, St. Louis, MO
                   (Address of principal executive offices)

                                  43-0921172
                       (IRS Employer Identification No.)

                                     63141
                                  (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

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

     Documents incorporated by reference:

1. Portions of the registrant's defnitive proxy statement, filed with the Securities and Exchange Commisison on March 31, 2000 are incorporated by reference into Part III of this Annual Report.

2. Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts II and IV of this Annual Report.

                               EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates Item 2 of Part I, Items 6, 7 and 8 of Part II, Item 12 of Part III and Item 14 of Part IV of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed by the Registrant on March 17, 2000. No other information included in the original report on Form 10-K has been amended by this Form 10-K/A to reflect any information or events subsequent to the filing of the original Annual Report on Form 10-K.

This Amendment No. 1 to Annual Report on Form 10-K/A includes certain technical terms relating to the coal mining industry, a glossary for which appears below.



                       GLOSSARY OF SELECTED MINING TERMS

      Assigned Reserves. Recoverable coal reserves that have been designated for mining by a specific operation.

      Auger Mining. Auger mining employs a large auger, which functions much like a carpenter's drill. The auger bores into a coal seam and discharges coal out of the spiral onto waiting conveyor belts. After augering is completed, the openings are reclaimed. This method of mining is usually employed to recover any additional openings left in deep overburden areas that cannot be reached economically by other types of surface mining.

      Btu--British Thermal Unit. A measure of the energy required to raise the temperature of one pound of water one degree Fahrenheit.

      Coal Seam. A bed or stratum of coal.

      Coal Washing. The process of removing impurities, such as ash and sulfur based compounds, from coal.

      Compliance Coal. Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus.

      Continuous Mining. One of two major underground mining methods now used in the United States (also see "Longwall Mining"). This process utilizes a machine--a "continuous miner"--that mechanizes the entire coal extraction process. The continuous miner removes or "cuts" the coal from the seam. The loosened coal then falls on a conveyor for removal to a shuttle car or larger conveyor belt system.

      Dragline. A large machine used in the surface mining process to remove the overburden, or layers of earth and rock, covering a coal seam. The dragline has a large bucket suspended from the end of a long boom. The bucket, which is suspended by cables, is able to scoop up great amounts of overburden as it is dragged across the excavation area.

      Longwall Mining. One of two major underground coal mining methods currently in use. This method employs a rotating drum, which is pulled mechanically back and forth across a face of coal that is usually several hundred feet long. The loosened coal falls onto a conveyor for removal from the mine. Longwall operations include a hydraulic roof support system that advances as mining proceeds, allowing the roof to fall in a controlled manner in areas already mined.

      Low-Sulfur Coal. Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.

      Metallurgical Coal. The various grades of coal suitable for distillation into carbon in connection with the manufacture of steel. Also known as "met" coal.

      Overburden. Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction.

      Overburden Ratio. A measurement indicating the volume of earth and rock, in cubic yards, that must be removed to expose one ton of marketable coal.

      Preparation Plant. A preparation plant is a facility for crushing, sizing and washing coal to prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal's sulfur content.

      Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

      Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

      Reclamation. The restoration of land and environmental values to a mining site after the coal is extracted. Reclamation operations are usually underway where the coal has already been taken from a mine, even as mining operations are taking place elsewhere at the site. The process commonly includes "recontouring" or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

      Recoverable Reserves. The amount of proven and probable reserves that can actually be recovered from the reserve base taking into account all mining and preparation losses involved in producing a saleable product using existing methods and under current law.

      Scrubber. Any of several forms of chemical/physical devices which operate to neutralize sulfur compounds formed during coal combustion. These devices combine the sulfur in gaseous emissions with other chemicals to form inert compounds, such as gypsum, which must then be removed for disposal.

      Spot Market. Sales of coal under an agreement for shipments over a period of one year or less.

      Steam Coal. Coal used in steam boilers to produce electricity.

      Surface Mine. A mine in which the coal lies near the surface and can be extracted by removing overburden.

      Tons. References to a "ton" mean a "short" or net ton, which is equal to 2,000 pounds.

      Unassigned Reserves. Recoverable coal reserves that have not yet been designated for mining by a specific operation.

      Underground Mine. Also known as a "deep" mine. Usually located several hundred feet below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car or conveyor to the surface.

      Unit Train. A long train of between 90 and 150 hopper cars, carrying coal between a single mine and a destination. A typical unit train can carry at least 10,000 tons of coal in a single shipment.

                                    PART I

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

The Company estimates that it owned or controlled, as of December 31, 1999, approximately 3.5 billion tons of measured and indicated recoverable reserves, approximately 2.0 billion tons of which were assigned reserves and approximately
1.5 billion tons of which were unassigned reserves. Assigned reserves are recoverable coal reserves that have been designated to be mined by a specific operation. Unassigned reserves are recoverable reserves that have not yet been designated for mining by a specific operation. Recoverable reserves include only saleable coal and do not include coal which would remain unextracted, such as for support pillars, and processing losses, such as washery losses. Reserve estimates are prepared by our engineers and geologists and reviewed and updated periodically. Total recoverable reserve estimates and reserves dedicated to mines and complexes change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. The following table presents the Company's estimated recoverable coal reserves at December 31, 1999:

Total Recoverable Reserves (tonnage in millions)



                                                                    Sulfur Content
                                Total                         (lbs. per million Btus) Reserve Control      Mining Method
                             Recoverable                      -------------------------------------------------------------
                              Reserves    Proven  Probable   - 1.2   1.2-2.5  + 2.5   Owned    Leased   Underground  Surface
                             -----------  ------  --------   -----   -------  -----   -----    ------   -----------  -------
Wyoming...............            1,455     1,431       24   1,455        --     --     150     1,305          134    1,321
Central Appalachia....            1,332       914      418     568       708     56     513       819          604      728
Illinois..............              299       218       81      --         9    290     249        50          270       29
Utah*.................              233       159       74     233        --     --       8       225          233       --
Colorado..............              141       118       23     141        --     --       3       138          141       --
                                  -----     -----      ---   -----   -------    ---     ---     -----        -----    -----
     Total............            3,460     2,840      620   2,397       717    346     923     2,537        1,382    2,078
                                  =====     =====      ===   =====   =======    ===     ===     =====        =====    =====


Assigned Recoverable Reserves (tonnage in millions)


                                                                   Sulfur Content
                        Total Assigned                         (lbs. per million Btus)  Reserve Control     Mining Method
                         Recoverable                          ----------------------------------------------------------------
                           Reserves      Proven     Probable    - 1.2   1.2-2.5  + 2.5  Owned   Leased   Underground   Surface
                        --------------   --------   --------   -------  -------  ------ ------- ------   ------------  -------
Wyoming...............            1,291   1,267        24        1,291        --     --      --    1,291           --    1,291
Central Appalachia....              330     288        42          177       148      5     103      227          146      184
Illinois..............               20      20        --           --        --     20      20       --           20       --
Utah*.................              232     159        73          232        --     --       7      225          232       --
Colorado..............              141     118        23          141        --     --       2      139          141       --
                                  -----   -----       ---        -----   -------    ---     ---    -----          ---    -----
     Total............            2,014   1,852       162        1,841       148     25     132    1,882          539    1,475
                                  =====   =====       ===        =====   =======    ===     ===    =====          ===    =====

* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.

Unassigned Recoverable Reserves (tonnage in millions)

                                 Total                           Sulfur Content
                               Unassigned                   (lbs. per million Btus)  Reserve Control     Mining Method
                               Recoverable                  --------------------------------------------------------------
                                Reserves   Proven  Probable  - 1.2   1.2-2.5  + 2.5   Owned   Leased   Underground  Surface
                              ----------   ------  --------  -----   ------- ------  ------   ------   -----------  -------
Wyoming...............              163     163        --     163        --     --     150       13          134       29
Central Appalachia....            1,002     626       376     392       560     50     410      592          458      544
Illinois..............              279     198        81      --         9    270     229       50          250       29
Utah*.................                1       1        --       1        --     --       1       --            1       --
Colorado..............               --      --        --      --        --     --      --       --           --       --
                                  -----     ---       ---     ---   -------    ---     ---      ---          ---      ---
     Total............            1,445     988       457     556       569    320     790      655          843      602
                                  =====     ===       ===     ===   =======    ===     ===      ===          ===      ===

* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.

Over 98% of the Company's recoverable reserves consists of steam coal, which is coal used in steam boilers to make electricity. Less than 2% of the Company's recoverable reserves consists of metallurgical coal, which is a grade of coal used in the production of steel. Metallurgical coal represents an immaterial amount of the Company's operations.

Approximately 92,201 acres of the Company's 664,000 acres of coal land as of December 31, 1999, which includes 100% of the acreage held by Canyon Fuel, are leased from the federal government under leases with terms expiring between 2001 and 2019, subject to readjustment or extension and to earlier termination for failure to meet diligent development requirements. The Company has entered into leases covering substantially all of its leased reserves which are not scheduled to expire prior to expiration of projected mining activities. The Company also controls, through ownership or long-term leases, approximately 5,880 acres of land which are used either for its coal processing facilities or are being held for possible future development. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The Company pays percentage-based royalties under the majority of its significant leases. The terms of most of these leases extend until the exhaustion of mineable and merchantable coal. The remaining leases have initial terms ranging from one to 40 years from the date of their execution, with most containing options to renew. In some cases, a lease bonus, or prepaid royalty, is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

The Company must obtain permits from applicable state regulatory authorities before it begins to mine particular reserves. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of overburden fills and water containment areas, and reclamation of the area after coal extraction. The Company is required to post bonds to secure performance under its permits. As is typical in the coal industry, the Company strives to obtain mining permits within a time frame that allows it to mine reserves as planned on an uninterrupted basis. The Company generally begins preparing applications for permits for areas that it intends to mine up to three years in advance of their expected issuance date.

Regulatory authorities have considerable discretion in the timing of permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. The Company idled its Dal-Tex operation in West Virginia in June 1999 due to a delay in obtaining mining permits for mines involving the use of valley fill mining techniques as a result of litigation. See Part II, Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Legal Contingencies-- Dal-Tex Litigation."

The Company's reported coal reserves are those that could be economically and legally extracted or produced at the time of their determination. In determining whether the Company's reserves meet this standard, it takes into account, among other things, the Company's potential inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. Except as described in Part II,
Item 7 under "MD&A--Legal Contingencies", with respect to permits to conduct mining operations involving valley fills (the subject of the litigation referred to above, which has been taken into account in determining our reserves), the Company is not currently aware of matters which would significantly hinder its ability to obtain future mining permits with respect to its reserves.

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

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                1999/(2,3)/       1998/(4,5)/       1997/(6,7)/         1996          1995/(8,9)/
                                              ----------------  ----------------  ---------------  --------------  ----------------
                                                                     (In thousands, except per share data)
Statement of Operations Data:
Coal sales, equity income and other revenues  $      1,567,382  $      1,505,635  $     1,066,875  $      780,621  $        737,838
Costs and expenses:
     Cost of coal sales                              1,426,105         1,313,400          916,802         669,295           657,529
     Selling, general and administrative                46,357            44,767           28,885          20,435            19,680
      expenses
     Amortization of coal supply agreements             36,532            34,551           18,063          12,604            13,374
     Write-down of impaired assets                     364,579               ---              ---             ---            10,241
     Merger-related expenses                               ---               ---           39,132             ---               ---
     Restructuring expenses/(1)/                           ---               ---              ---             ---             8,250
     Other expenses                                     20,835            25,070           22,111          22,175            18,739
                                              ----------------  ----------------  ---------------  --------------  ----------------
Income (loss) from operations                         (327,026)           87,847           41,882          56,112            10,025
Interest expense, net                                   88,767            61,446           17,101          17,592            22,962
Provision (benefit) for income taxes                   (65,700)           (5,100)          (5,500)          5,500            (1,900)
                                              ----------------  ----------------  ---------------  --------------  ----------------
Income (loss) before extraordinary loss and
   cumulative effect of accounting change             (350,093)           31,501           30,281          33,020           (11,037)
Extraordinary loss                                         ---            (1,488)             ---             ---               ---
Cumulative effect of accounting change                   3,813               ---              ---             ---               ---
                                              ----------------  ----------------  ---------------  --------------  ----------------
Net income (loss)                             $       (346,280) $         30,013  $        30,281  $       33,020  $        (11,037)
                                              ================  ================  ===============  ==============  ================
Balance Sheet Data:
Total assets                                  $      2,332,374  $      2,918,220  $     1,656,324  $      885,521  $        940,768
Working capital                                        (54,968)           20,176           40,904          33,166            40,077
Long-term debt, less current maturities              1,094,993         1,309,087          248,425         212,695           274,314
Other long-term obligations                            655,166           657,759          594,127         421,754           429,993
Stockholders' equity                                   241,295           618,216          611,498         130,626           113,692
Common Stock Data:
Basic and diluted earnings (loss) per common
   share before extraordinary loss and
    cumulative
   effect of accounting change                $          (9.12) $           0.79  $          1.00  $         1.58  $          (0.53)
Basic and diluted earnings (loss) per common
   share                                      $          (9.02) $           0.76  $          1.00  $         1.58  $          (0.53)
Dividends per share                           $            .46  $            .46  $          .445  $          .38  $            .32
Shares outstanding at year-end                          38,164            39,372           39,658          20,948            20,948
Cash Flow Data:
Cash provided by operating activities         $        279,963  $        188,023  $       190,263  $      138,471  $         98,159
Depreciation, depletion and amortization               235,658           204,307          143,632         114,703           100,101

Purchases of property, plant and equipment              98,715           141,737           77,309          62,490            80,347
Dividend payments                                       17,609            18,266           13,630           8,000             6,697
Adjusted EBITDA/(10)/                                  325,949           313,500          224,646         170,815           128,617
Operating Data:
Tons sold                                              111,177            81,098           40,525          29,443            26,742
Tons produced                                          109,524            75,817           36,698          26,887            25,562
Tons purchased from third parties                        3,781             4,997            2,906           2,062             1,218

______________

(1) During 1995, the Company classified a restructuring charge as a separate component of costs and expenses. Subsequent to 1995, any restructuring charges have not been identified separately.

(2) The Company changed its depreciation method on preparation plants and loadouts during the first quarter of 1999 and recorded a cumulative effect of applying the new method for years prior to 1999 which resulted in a decrease to net loss in 1999 of $3.8 million net-of-tax.

(3) The loss from operations for 1999 reflects one-time pre-tax charges of $364.6 million related principally to the write-down of assets at its Dal-Tex, Hobet 21 and Coal-Mac operations and the write-down of certain other coal reserves in central Appalachia and a $23.1 million pre-tax charge related to the restructuring of the Company's administrative work force and the closure of mines in Illinois, Kentucky and West Virginia.

(4) Information for 1998 reflects the acquisition of Atlantic Richfield Company's domestic coal operations on June 1, 1998. As a result of the refinancing of Company debt resulting from the acquisition, the Company incurred an extraordinary charge of $1.5 million (net of tax benefit) related to the early extinguishment of debt which existed prior to the acquisition.

(5) Income from operations for 1998 reflects pre-tax gains of $41.8 million from the disposition of assets including $18.5 million and $7.5 million on the sale or certain assets and property in eastern Kentucky and the sale of the Company's idle Big Sandy Terminal, respectively.

(6)  Information for 1997 reflects the merger with Ashland Coal on July 1, 1997.

(7) Income from operations for 1997 reflects a $39.1 million charge in connection with the Ashland Coal merger comprised of termination benefits, relocation costs and costs associated with duplicate facilities.

(8) Income from operations for 1995 reflects charges of $18.5 million for restructuring and asset write-downs.

(9) On July 31, 1995, the Company sold its timber rights to approximately 100,000 acres of property in the eastern United States for a gain of $8.4 million.

(10) Adjusted EBITDA is defined as income (loss) from operations before the effect of changes in accounting principles and extraordinary items (Note 2 above); merger-related costs, unusual items, asset impairment and restructuring charges (Notes 3, 4, 7 and 8 above); net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments. Adjusted EBITDA should not be considered in isolation nor as an alternative to net income, operating income, cash flows from operations or as a measure of a company's profitability, liquidity or performance under U.S. generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K/A (Amendment No. 1) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements in the

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

RESULTS OF OPERATIONS

Ashland Coal, Inc. ("Ashland Coal") merged with Arch Mineral Corporation effective July 1, 1997 (the "Ashland Coal merger") to form Arch Coal, Inc. (the "Company"). The Company acquired the U.S. coal operations of Atlantic Richfield Company (the "Arch Western operations") effective June 1, 1998 (the "Arch Western transaction"). Results of operations do not include activity of Ashland Coal or the Arch Western operations prior to the effective dates of these transactions. Accordingly, the Company's results of operations for 1999, 1998 and 1997 are not directly comparable.

1999 Compared to 1998

The Company incurred a net loss in 1999 of $346.3 million compared to net income of $30.0 million in 1998. Current year results include operating results of the Arch Western operations for the entire year, whereas the prior year only includes results of the Arch Western operations from June 1, 1998, including a 65% share of Canyon Fuel Company, LLC ("Canyon Fuel") income, net of purchase accounting adjustments.

Results of operations for 1999 include various one-time charges which are detailed below.

During the fourth quarter of 1999, the Company determined that significant changes were necessary in the manner and extent in which certain central Appalachia coal assets would be deployed. The anticipated changes were determined during the Company's annual planning process and were necessitated by the adverse legal and regulatory rulings related to surface mining techniques (see additional discussion in the "Contingencies--Legal Contingencies--Dal-Tex Litigation" section of this report) as well as the continued negative pricing trends related to central Appalachia coal production experienced by the Company. As a result of the planned changes in the deployment of its long-lived assets in the central Appalachia region and pursuant to FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its active mining operations and its coal reserves for which no future mining plans exist. This evaluation indicated that the future undiscounted cash flows of three mining operations, Dal-Tex, Hobet 21 and Coal-Mac, and certain coal reserves with no future mining plans were below the carrying value of such long-lived assets. Accordingly, during the fourth quarter of 1999, the Company adjusted the operating assets and coal reserves to their estimated fair value of approximately $99.7 million, resulting in a non-cash impairment charge of $364.6 million (including $50.6 million relating to operating assets and $314.0 million relating to coal reserves). The estimated fair value for the three mining operations was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The cash flow assumptions used in this determination are consistent with the Company's future plans for those operations and consider the impact of inflation on coal prices and operating costs which are expected to offset each other. The estimated fair value for the coal reserves with no future mining plans was based upon the fair value of these properties to be derived from subleased operations. Management does not expect the impairment charge to have a material impact on the operating results of the Company in any future period.

During the current year, the Company also recorded pre-tax charges totaling $23.1 million related to (i) the restructuring of its administrative workforce;
(ii) the closure of its Dal-Tex mine in West Virginia due to permitting problems; and (iii) the closure of several mines in Kentucky (Coal-Mac) and the one remaining underground mine in Illinois due to depressed coal prices, which was caused in part by increased competition from western coal mines. Of the $23.1 million charge, $20.3 million was recorded in cost of coal sales, $2.3 million was recorded in selling, general and administrative expenses and $.5 million was recorded in other expenses in the consolidated statements of operations. The following are the components of severance and other exit costs included in the restructuring charge along with related 1999 activity:

                                                                                    Balance at
                                                    1999          Utilized in      December 31,
(in thousands)                                     Charge            1999              1999
------------------------------------------------------------------------------------------------
Employee costs..............................        $ 7,354           $  704           $ 6,650
Obligations for non-cancelable lease
     payments...............................          9,858              484             9,374
Reclamation liabilities.....................          3,667            1,200             2,467
Depreciation acceleration...................          2,172            2,172                --
                                                    -------           ------           -------
                                                    $23,051           $4,560           $18,491

Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, the Company expects to utilize the balance of the amounts reserved for employee costs in 2000, while the obligations for non-cancelable lease payments and reclamation liabilities will be utilized in future periods as lease payments are made and reclamation procedures are performed.

Revenues for closed operations as a percent of total revenues for the Company were as follows:

                                                         1997             1998            1999
-----------------------------------------------------------------------------------------------
Arch of Illinois (Idled 12/99)..............               3%               3%             3%
Wylo (Idled 12/99)..........................               2%               3%             4%
Coal-Mac (Idled 12/99)......................               1%               2%             1%
Dal-Tex (Idled 7/99)........................               3%               7%             5%

During 1999, the Company also recorded a $112.3 million valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. Prior to the year ended December 31, 1999, the Company's internal forecast of book and taxable income provided sufficient anticipated future taxable income to recognize deferred tax assets in full. However, a combination of factors arising during 1999 resulted in a determination that, as of December 31, 1999, a valuation allowance of $112.3 million was appropriate, including: (a) a significant increase in the amount of our gross tax assets attributable to temporary differences arising from the 1999 impairment charge and (b) unfavorable adjustments to forecasted future income attrributable to (i) the effect of the Dal-Tex litigation on future mountain top mining activities in West Virginia and (ii) persistent negative trends in prices for the Company's compliance coal.

Effective January 1, 1999, the Company changed its method of depreciation on preparation plants and loadouts from a straight-line basis to a units-of-production basis, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage as well as the passage of time.
This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the consolidated statement of operations for 1999.

Total revenues increased in 1999 from 1998 by 4.1% primarily as a result of the inclusion of a full year of operating results from the Arch Western operations compared to only seven months of operating results from the Arch Western operations in 1998. Revenues were also favorably impacted by increased production and sales at the

Company's Samples mine. The increase was partially offset by reduced production and sales at the Company's Dal-Tex and Wylo operations, both located in central Appalachia, and the Company's Arch of Illinois surface operation. The Wylo and Arch of Illinois surface operations ceased production in December 1999 and June 1998, respectively, due to the depletion of their recoverable coal reserves. As planned, the Company idled the Dal-Tex operation on July 23, 1999 due to a delay in obtaining new mining permits which resulted from legal action in the U.S. District Court for the Southern District of West Virginia (the "Dal-Tex Litigation") (see additional discussion in the "Contingencies--Legal Contingencies--Dal-Tex Litigation" section of this report). On a per-ton-sold basis, the Company's average selling price decreased by $4.03, primarily because of the inclusion of the Arch Western operations for all of 1999 compared to only seven months during 1998. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, due in part to the lower Btu content of Powder River Basin coal.

Excluding the one-time charges discussed above, income from operations decreased $27.2 million despite the inclusion of the Arch Western operations for the entire year compared to only seven months in 1998. Net gains on the disposition of assets were $7.5 million in 1999 compared to $41.5 million in 1998. The gain in 1998 included a pre-tax gain of $18.5 million on the sale of certain idle properties in eastern Kentucky and a pre-tax gain of $7.5 million on the sale of the Company's idle Big Sandy Terminal. The operating results in 1999 also include pre-tax gains of $5.0 million related to settlements with various suppliers. Operating results in 1999 were negatively affected by production shortfalls, deterioration of mining conditions and resulting lower operating income from the Company's idled Dal-Tex mine complex. Operating results were also negatively affected in 1999 at Mingo Logan, where, despite another strong year from the Company's longwall operation (Mountaineer Mine) which contributed $46.6 million of income to the Company's results of operations, results were significantly below the $77.8 million contributed to income from operations in 1998. The decrease was primarily caused by depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam during 1999. The Mountaineer Mine contributed 12% and 15% of the Company's coal sales revenues in 1999 and 1998, respectively. During the first half of 1999, the Company continued to experience production shortfalls and operating challenges at its Black Thunder Mine in Wyoming due to geologic, water drainage and sequencing problems. The negative impacts discussed above were partially offset by lower operating losses in 1999 at the Arch of Kentucky operation compared to 1998. The Arch of Kentucky operation shut-down in January of 1998. Results during 1998 were impacted by the costs associated with the shut-down of that operation.

Selling, general and administrative expenses increased $1.6 million primarily due to the inclusion of the Arch Western operations for the entire year compared to only seven months in 1998, the restructuring charge (see discussion above) and additional legal and other expenses related to surface-mining issues in West Virginia.

Sales contract amortization increased $2.0 million primarily from the inclusion of a full year of the Arch Western operations compared to seven months in 1998.

Interest expense increased $27.9 million due to the increase in debt associated with the June 1998 Arch Western transaction.

The income tax benefit recorded in 1999 resulted from the generation of the pre-tax loss (primarily attributable to the asset impairment and restructuring charges) offset by the valuation allowance recorded against the Company's deferred tax assets. Management believes that taxable income will be generated by the Company in future periods that is consistent with historical income levels and will, more likely than not, permit the realization of the remaining net deferred tax assets at December 31, 1999. The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Adjusted EBITDA (income (loss) from operations before the effect of changes in accounting principles and extraordinary items; merger-related costs, unusual items, asset impairment and restructuring charges; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $325.9 million for 1999 compared to $313.5 million for 1998. The increase in adjusted EBITDA is primarily attributable to the additional sales that resulted from the inclusion of an entire year of Arch Western compared to only seven months in 1998. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, operating income, or cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

1998 Compared to 1997

Net income for 1998 was $30.0 million compared to $30.3 million for 1997. The 1998 results include a full year of operating results from the former Ashland Coal operations, whereas 1997 included only six months of results from those operations. In addition, 1998 includes results of the Arch Western operations from June 1, 1998, including a 65% share of Canyon Fuel income, net of purchase accounting adjustments.

Total revenues increased 41% as a result of the inclusion of a full year of results from the former Ashland Coal operations in 1998 and seven months of operating results from the Arch Western operations, including income from the Company's equity investment in Canyon Fuel. On a per-ton-sold basis, however, the Company's average selling price decreased by $7.93, primarily because of the inclusion of the Arch Western operations. Western coal has a significantly lower average sales price than that provided from the Company's eastern coal operations, due in part to the lower Btu content of Powder River Basin coal. Selling prices were also affected by adverse market conditions in certain western U.S. and export markets, as well as by reduced seasonal demand caused by unusually warm winter weather.

Net income for 1998 approximated that for 1997 despite the Arch Western transaction and the inclusion of a full year of results from the former Ashland Coal operations. Operating results were favorably impacted in 1998 by increased production from the Company's Mingo Logan longwall operation (Mountaineer Mine). This positive result was offset, in part, by production shortfalls, deterioration of mining conditions and resulting lower net income contributions from the Company's Dal-Tex and Hobet mining complexes in central Appalachia and the June 1998 closure of the Company's large surface operation in Illinois as a result of reserve depletion. In particular, as a result of the continued delay in receiving new mining permits because of the Dal-Tex Litigation, the Dal-Tex operation was forced to operate in less favorable mining areas with higher overburden ratios and lower productivity, resulting in higher production costs. The Company's 1998 results were also significantly impacted by operating difficulties at the Arch Western operations. The Company experienced production shortfalls and operating challenges at its Black Thunder mine in Wyoming due to geologic, water drainage and equipment sequencing problems and substantial transportation delays at its West Elk mine in Colorado. In addition, Canyon Fuel experienced difficult geologic conditions at its Skyline Mine. Other items adversely affecting 1998 results, as compared to 1997 results, included the expiration of an above-market-price long-term coal supply contract with Georgia Power in December 1997, reduced shipments under another above-market-price long-term coal supply contract in 1998, the completion in 1997 of $10.8 million annual accretion of a 1993 unrecognized net gain related to pneumoconiosis (black lung) liabilities, and a net increase in reclamation costs of $4.9 million in 1998 as compared to a benefit in 1997 of $4.4 million resulting from the Company's recosting of its reclamation liability. Operating results in 1998 include gains from the disposition of assets of $41.5 million compared to $4.8 million in 1997. The gain in 1998 includes pre-tax gains of $18.5 million on the sale of certain idle properties in eastern Kentucky and $7.5 million on the sale of the Company's idle Big Sandy Terminal. Results for 1997 were also affected by a one-time charge of $39.1 million ($23.8 million after-tax) related to the Ashland Coal merger.

Selling, general and administrative expenses increased $15.9 million primarily due to the effects of the Ashland Coal merger and the Arch Western transaction.

As a result of the amortization of the carrying value of the sales contracts acquired in the Ashland Coal merger and the Arch Western transaction, amortization of coal supply agreements increased $16.5 million.

Interest expense increased $44.4 million due to the increase in debt as a result of the Arch Western transaction.

The Company's effective tax rate is sensitive to changes in annual profitability and percentage depletion.

During 1998, the Company incurred an extraordinary charge of $1.5 million (net of a tax benefit of $.9 million) related to the early extinguishment of debt in conjunction with the refinancing of Company debt resulting from the Arch Western transaction.

Adjusted EBITDA was $313.5 million for 1998 compared to $224.6 million for 1997. The increase in adjusted EBITDA is primarily attributable to the additional sales that resulted from the Ashland Coal merger and the Arch Western transaction.

OUTLOOK

Ashland Distribution. Ashland Inc. ("Ashland"), which owns approximately 58% of the outstanding common stock of the Company, announced on March 16, 2000 that its Board of Directors has declared a taxable distribution of approximately 17.4 million of its 22.1 million shares of the Company's common stock. The distribution will be in the form of a taxable dividend, to be distributed on or around March 27, 2000 to Ashland's stockholders of record as of March 24, 2000. Ashland also confirmed that it plans to dispose of its remaining 4.7 million shares of the Company's common stock in a tax efficient manner after the distribution, subject to then-existing market conditions. There will be no impact on the operations of the Company as a result of the distribution by Ashland. Ashland first announced its interest in exploring strategic alternatives for its investment in the Company on June 22, 1999.

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

The injunction discussed above was entered as part of the litigation that caused the delay in obtaining mining permits for the Company's Dal-Tex operation (see additional discussion of this litigation in the "Contingencies--Legal Contingencies--Dal-Tex Litigation" section of this report). As a result of such delay, the Company idled its Dal-Tex mining operation on July 23, 1999. The Company remains hopeful that it can reopen the Dal-Tex operation after all necessary permits are obtained, which is not expected to occur until mid-2001 at the earliest. Reopening the mine is, however, contingent upon the district court's injunction being overturned or a legislative or other solution being achieved, as well as then-existing market conditions.

West Elk Mine. The Company temporarily idled its West Elk underground mine in Gunnison County, Colorado, on January 28, 2000 following the detection of higher-than-normal levels of carbon monoxide in a portion of the mine. Higher-than-normal readings of carbon monoxide indicate that combustion is present somewhere within the affected portion of the mine. The Company has sealed the affected portion of the mine while it further isolates the affected area and determines the cause of and solutions to the problem. West Elk produced approximately 7.3 million tons of coal in 1999, employs approximately 300 people and generated approximately $13.1 million of the Company's total operating income in 1999. The Company does not believe the mine's closure will have a material long-term effect on the Company's financial condition, but it could have a material adverse effect on the Company's results of operations until the mine is reopened and fully operating. The Company expects the mine to incur after-tax losses of between $4 million and $6 million per month until normal operations can be resumed. The Company also expects a portion of these losses to be covered by business interruption insurance which will be received at some point in the future.

Mine Closures. During 1999, in addition to idling the Dal-Tex mine as discussed above, the Company closed two surface mines in Kentucky and its last mining operation in the midwestern United States, the Conant underground mine in southern Illinois. The Kentucky surface mines are affiliated with the Coal-Mac operation and were closed as a result of its cost structure not being competitive in the current market. The Conant Mine was affiliated with the Arch of Illinois operation and was closed due to a lack of demand for the mine's high-sulfur coal. Demand for high-sulfur coal has declined rapidly as a result of the stringent Clean Air Act requirements that are driving a shift to low-sulfur coal. The Coal-Mac and the Arch of Illinois operations combined, produced
3.4 million tons of coal and had an operating loss of $12.4 million in 1999, which included a $6.0 million impairment charge at Coal-Mac and a combined restructuring charge of $5.7 million (discussed previously), offset by a $2.5 million gain on the sale of a dragline at the Illinois operation.

Restructuring. As part of its corporate-wide effort to reduce costs, the Company streamlined the structure of its organization and as a result eliminated approximately 81 administrative jobs, 58 of which were corporate and the remainder of which were subsidiary positions. The elimination of jobs occurred through layoffs and attrition. The Company believes that the corporate-wide restructuring will likely reduce future operating costs by approximately $11 million a year compared to 1999.

Tax Provision. During 1999, the Company recorded a $112.3 million valuation allowance for a portion of its deferred tax asset that management believes, more likely than not, will not be realized (see additional discussion in the "Results of Operations" section above). In analyzing its tax provision for 1999, the Company determined that as it relates to future income taxes, the Company does not anticipate recognizing all of its alternative minimum tax credit carry-forwards in the future and, as a result, expects to recognize part of the benefit of its deferred tax asset at the alternative minimum tax rate of approximately 24%.

Coal Markets. Mild weather patterns over the last year, a depressed export coal market and excessive production capacity continue to depress coal prices. The Company does not believe that prices are likely to improve in the near term. Despite these conditions, the Company will continue to focus on solidifying its position in low-sulfur coal markets. With Phase II of the Clean Air Act taking effect on January 1, 2000, the Company believes that in the long term, compliance coal will command a premium in the marketplace, particularly in the Powder River Basin. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of Arch's western coal production and approximately half of its eastern coal production is compliance quality.

The Company's acquisition of the Arch Western operations on June 1, 1998 strongly positioned the Company in western compliance coal markets. The acquisition also helped solidify the Company's future as reserves of its other operations deplete, most notably Mingo Logan's Mountaineer Mine, which will deplete its long-wall-mineable reserves in 2002.

The Company continues to develop its assets at the Arch Western operations, including the Black Thunder mine near Gillette, Wyoming. On March 12, 1999, the Company entered into an agreement to transfer ownership of a portion of the 412-million-ton Thundercloud federal coal lease (the "Thundercloud lease"), which is part of the Company's Black Thunder mine, to Kennecott Energy Company ("Kennecott Energy"). The reserves, located adjacent to the western border of Kennecott Energy's Jacobs Ranch mine, are estimated to contain 35 million tons of coal. In exchange for that portion of the lease, the Company received approximately $12 million along with baseline environmental data with respect to the Thundercloud lease. The environmental data has allowed the Company to expedite permitting of the property on which development is underway. In addition, the Black Thunder mine recently completed the construction of a fourth dragline.

Chief Financial Objectives. Despite the ongoing challenges of the coal industry, the Company continues to believe that it is uniquely positioned to capitalize on growing demand for electricity, the deregulation of the electric utility industry and the ongoing shift to lower-sulfur coals. The Company will continue to take the necessary steps to realize the substantial potential of its assets and maximize shareholder value by focusing on its five chief financial objectives: (i) aggressively paying down debt, (ii) further strengthening cash generation, (iii) improving earnings, (iv) increasing productivity and (v) reducing costs throughout the Company.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

                                                                               Year Ended
                                                                              December 31,
                                                      ---------------------------------------------------------
(in thousands)                                                1999                1998               1997
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in)
Operating activities..................................         $ 279,963         $   188,023          $ 190,263
Investing activities..................................           (84,358)         (1,271,371)           (80,009)
Financing activities..................................          (219,736)          1,101,585           (114,793)

Cash provided by operating activities increased in 1999 compared to 1998 primarily as a result of increased operating activity from the Arch Western transaction (which during 1999 was included for a full year compared to only seven months in 1998), including distributions from the Company's investment in Canyon Fuel. This increase was partially offset by increased interest payments resulting from increased borrowings associated with the Arch Western transaction and less favorable operating results in 1999 as discussed previously. The slight decrease in cash provided by operating activities from 1998 to 1997 was principally due to increased interest expense as a result of increased borrowings associated with the Arch Western transaction, and tax payments related to adjustments to income taxes payable in prior years. This slight decrease was mostly offset by increased operating activity resulting from the Arch Western transaction and distributions from the Company's investment in Canyon Fuel.

A portion of the 1999 distributions from the Company's investment in Canyon Fuel resulted from Canyon Fuel amending its coal supply agreements with the Intermountain Power Agency's Intermountain Power Project ("IPA") during January 1999. Pursuant to the amended coal supply agreements, Canyon Fuel will supply coal to IPA through 2010 with a mutual option to extend the terms of the agreements to 2015 at a rate of approximately 2.2 million tons per year. The amended coal supply agreements were entered into in connection with the settlement of arbitration and litigation between Canyon Fuel and IPA. The members of Canyon Fuel also agreed to terminate certain indemnification rights, including indemnification rights relating to the IPA coal supply agreements, arising in connection with the December 1996 acquisition of Canyon Fuel from The Coastal Corporation, and the Company agreed to terminate certain indemnification rights relating to the IPA coal supply agreements under agreements relating to the Arch Western transaction. In the aggregate, the Company will receive $29.9 million over three years for termination of the indemnity rights. The carrying value of the Company's investment in Canyon Fuel was reduced by an amount equal to the proceeds received in the settlement, with no resulting effect on the Company's results of operations. The proceeds received from Canyon Fuel for the termination of the indemnity rights will be used to repay debt and for other corporate purposes.

The decrease in cash used for investing activities in 1999 compared to 1998 primarily resulted from the payment of $1.1 billion in cash in the Arch Western transaction. In addition, the Company amended another coal supply agreement during 1999 that was acquired in the Arch Western transaction. The amendment changed the contract terms from above-market to market-based pricing. As a result of the amendment, the Company received proceeds of $14.1 million (net of royalty and tax obligations) from the customer. The carrying value of the affected coal supply contract was reduced by an amount equal to the amendment proceeds, with no resulting effect on the Company's results of operations. The increase in cash used for investing activities in 1998 from the 1997 level primarily resulted from the payment of $1.1 billion in the Arch Western transaction. The Company's expenditures for property, plant and equipment were $98.7 million, $141.7 million and $77.3 million in 1999, 1998 and 1997, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Capital expenditures for 1998 included $31.6 million for the first of five federal lease bonus payments on the Thundercloud lease. The four remaining payments will be made in January of 2000 through 2003. The Company estimates that its capital expenditures (excluding acquisitions) may be as much as $105 million during 2000. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

Cash used in financing activities principally reflects reductions in borrowings of $189.1 million in 1999. The Company was able to reduce debt from the higher amount of cash flow generated from operations. Cash provided by financing activities in 1998 reflects an increase in borrowings of $1.1 billion associated with the Arch Western transaction, net of associated debt repayment. The Company repaid approximately $35.7 million of senior notes concurrently with its borrowings to finance the Arch Western transaction. In addition, a January 1998 sale and leaseback of equipment resulted in proceeds of $45.4 million. Cash used in financing activities in 1997 principally reflects reductions in borrowings of $102.2 million. On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchase and the number of shares to be purchased are dependent on market conditions. Under this authorization, 1.7 million shares had been acquired by the Company through December 31, 1999. The Company paid dividends of $17.6 million, $18.3 million and $13.6 million in 1999, 1998 and 1997, respectively. On February 24, 2000, Arch declared a quarterly dividend of 5.75 cents per share on the Company's common stock which represents a 50% reduction in the Company's 1999 quarterly dividends. The reduction is attributable to the Company's goal to aggressively pay down debt. The Company expects to continue paying regular cash dividends although, there is no assurance as to the amount or payment of dividends in the future because they are dependent on the Company's future earnings, capital requirements and financial condition.

In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western ("Arch Western credit facility"), the entity owning title to coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company ("Arch Coal credit facility"), including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the Arch Coal credit facility were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates.
At December 31, 1999, there were $65 million of such agreements in effect, under which no borrowings were outstanding.

At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs, the Company did not comply with certain restrictive covenant requirements associated with the Company's credit facilities. The Company received an amendment to the credit facilities on January 21, 2000. These amendments contain, among other things, provisions for the payment of fees of .25% and an increase in the interest rate of .375% associated with the Company's term loan and the $600 million revolver. In addition, the amendments require the pledging of assets to collateralize the term loan and the $600 million revolver by May 20, 2000. The assets to be pledged are expected to include equity interests in wholly owned entities, certain real property interests, accounts receivable and inventory of the Company.

The Company is exposed to market risk associated with interest rates. At December 31, 1999, debt included $1.175 billion of floating-rate debt which is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR, and current market rates for bank lines of credit. To manage these exposures, the Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. At December 31, 1999, the Company had interest-rate swap agreements having a total notional value of $780.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.53% (before the credit spread over LIBOR) and is receiving a weighted average variable rate based upon 30-day and 90-day LIBOR. The remaining terms of the swap agreements at December 31, 1999 ranged from 32 to 56 months. All instruments are entered into for other than trading purposes.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at December 31, 1999, with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $20.4 million at December 31, 1999. Based on the variable-rate debt included in the Company's debt portfolio as of December 31, 1999, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $4.0 million of interest expense incurred based on year-end debt levels.

At December 31, 1999, the Company's debt level amounted to $1.181 billion, compared to $1.370 billion at December 31, 1998. The decrease resulted from a debt reduction program instituted by the Company. Stockholders' equity decreased $376.9 million during 1999 primarily as a result of the operating losses incurred during 1999, which included the one-time charges discussed above. At December 31, 1999, the Company's debt represented 83% of capital employed, an increase from 69% at December 31, 1998 as a result of the one-time charges discussed above. The current assets to current liabilities ratio was .8 to 1.0 at December 31, 1999 compared to 1.1 to 1.0 at December 31, 1998.

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

The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. These recosting adjustments are recorded to cost of coal sales. Adjustments included a net increase in the liability of $4.3 million and $4.9 million in 1999 and 1998, respectively, and a net decrease in the liability of $4.4 million in 1997. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

Reclamation and mine closing costs for operations as of December 31, 1999, in the aggregate, are estimated to be approximately $308.4 million. At December 31, 1999 and 1998, the accrual for such costs, which is included in accrued reclamation and mine closure and in accrued expenses, was $156.4 million and $157.5 million, respectively.

Legal Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters, including those discussed below. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of December 31, 1999 is $5.2 million (included in other noncurrent liabilities). The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the loss previously recognized.

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

A partial settlement between the plaintiffs and the Corps was reached on December 23, 1998. Pursuant to that settlement, all claims were dismissed against the Corps for its alleged failure to execute its duties under the Clean Water Act. The settlement agreement reached between the Corps and the plaintiffs requires the preparation of a programmatic environmental impact statement (an "EIS") under the National Environmental Policy Act of 1969 ("NEPA") to evaluate the environmental effects of mountaintop mining. This EIS is scheduled to be completed by January 2001. Until it is completed, any proposed fill greater than 250 acres in size must secure an individual Clean Water Act (S)404 "dredge and fill" permit, instead of a general permit like the one the Corps indicated it would issue for the Dal-Tex operation under its nationwide authorization program. The Spruce Fork Permit was not included in the settlement, and the claims against the Corps with respect to that permit were not dismissed.

On March 3, 1999, the district court issued a preliminary injunction which prohibited the Corps from issuing a general Clean Water Act (S)404 "dredge and fill" permit for the Dal-Tex operation and enjoined the Company from future operations on the permit until a full trial on the merits could be held. As a result of the entry of the preliminary injunction, the Company idled the Dal-Tex mine on July 23, 1999.

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

The Company's Hobet Mining subsidiary agreed as part of the consent decree to revise portions of its Spruce Fork Permit application to conform to the new definition of "approximate original contour" to be adopted by the West Virginia DEP. Hobet Mining also agreed to seek an individual Clean Water Act (S)404 "dredge and fill" permit from the Corps as part of its future mining operation. Before issuing that permit, the Corps must first complete an

EIS to comply with the provisions of NEPA. The completion of this EIS and issuance of all permits are not expected until mid-2001 at the earliest.

The plaintiffs' allegation that the West Virginia DEP violated its duties under the Clean Water Act by authorizing the construction of "valley fills" under certain coal mining permits was not resolved by the consent decree. On October 20, 1999, the district court entered a permanent injunction against the West Virginia DEP prohibiting the issuance of any new permits that authorize the construction of valley fills as part of mining operations. The court concluded that the excess earth and rock that is placed in a valley fill during mining is not fill material, but rather is "waste," which may not be placed in intermittent and perennial streams because the disposal of such material cannot meet applicable water quality standards.

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

It is impossible to predict the outcome of the West Virginia DEP's appeal. If, however, the district court's decision is upheld, the Company and other coal producers may be forced to close all or a portion of their mining operations in West Virginia because of the prohibition on constructing "valley fills" for their existing and future mines. Regardless of the outcome of the appeal, the Company determined that significant changes were necessary in the manner and extent in which certain central Appalachia coal assets would be deployed.

Cumulative Hydrologic Impact Assessment ("CHIA") Litigation. On January 20, 2000, two environmental organizations, the Ohio Valley Environmental Coalition and the Hominy Creek Watershed Association, filed suit against the West Virginia DEP in U.S. District Court in Huntington, West Virginia. In addition to allegations that the West Virginia DEP violated state law and provisions of the Clean Water Act, the plaintiffs allege that the West Virginia DEP's issuance of permits for surface and under-ground coal mining has violated certain non-discretionary duties mandated by SMCRA. Specifically, the plaintiffs allege that the West Virginia DEP has failed to require coal operators seeking permits
(i) to conduct water monitoring to verify stream flows and ascertain water quality, (ii) to always include certain water quality information in their permit applications and (iii) to analyze the probable hydrologic consequences of their operations. The plaintiffs also allege that the West Virginia DEP has failed to analyze the cumulative hydrologic impacts of mining operations on specific watersheds.

The plaintiffs seek an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identifies, and seeks to enjoin, three pending permits that are sought by the Company's Mingo Logan subsidiary to continue existing surface mining operations at the Phoenix reserve. If the permits are not issued, it is possible that those operations will have to be suspended by the subsidiary early in 2001. On February 17, 2000, the West Virginia DEP filed a motion to dismiss all claims in the lawsuit. Depending upon the disposition of the motion, the Mingo Logan subsidiary may choose to intervene in the matter. This matter does not affect Mingo Logan's existing permits related to underground operations.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage; Variable Interest Rates; Restrictive Covenants

The Company has substantial leverage and significant debt service and lease and royalty payment obligations. As of December 31, 1999, the Company had outstanding consolidated indebtedness of approximately $1.2 billion, representing approximately 83% of the Company's total capitalization.

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

The degree to which the Company is leveraged could have material consequences to the Company and its business, including, but not limited to: (i) making it more difficult for the Company to satisfy its debt service, lease payment and other obligations; (ii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iii) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (iv) reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (vi) placing the Company at a competitive disadvantage when compared to competitors with less debt.

A portion of the Company's indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

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

Permits. Mining companies must obtain numerous permits that impose strict regulations on various environmental and health and safety matters in connection with coal mining, including the emission of air- and water-borne pollutants, the manner and sequencing of coal extractions and reclamation, the storage, use and disposal of waste and other substances, some of which may be hazardous, and the construction of fills and impoundments. Because regulatory authorities have considerable discretion in the timing of permit issuance and because both private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts, no assurance can be made (i) that permits necessary for mining operations will be issued or, if issued, that such issuance would be timely or
(ii) that permitting requirements will not be changed or interpreted in a manner that would have a materially adverse effect on the Company's financial condition or results of operations.

As indicated by the Dal-Tex Litigation which is discussed in "Contingencies-- Legal Contingencies--Dal-Tex Litigation" above, the regulatory environment in West Virginia is changing with respect to coal mining. No assurance can be made that the Fourth Circuit will overturn the district court's decision in such legal action or that a legislative or other solution will be achieved. If the district court's ruling is not overturned or a legislative or other solution is not achieved, there could be a material adverse effect on the Company's financial condition and results of operations.

NOx Emissions. The use of explosives in surface mining causes oxides of nitrogen ("NOx") to be emitted into the air. The emission of NOx from the use of explosives at surface mines in the Powder River Basin is gaining increased scrutiny from regulatory agencies and the public. The Company has taken steps to monitor the level of NOx emissions from blasting activities at its surface mines in the Powder River Basin and is continuing efforts to find a method of reducing these NOx emissions. Any increase in the regulation of NOx emissions from blasting activities could have an adverse effect on the Company's Powder River Basin surface mines. Depending upon the nature and scope of any such regulations, the effect on the mines could be material.

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed by some to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur, including the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could have a material adverse effect on the Company's financial condition and results of operations.

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

The EPA is also proposing to implement stricter ozone standards by 2003. The U.S. Court of Appeals for the District of Columbia has, however, enjoined the EPA from implementing the new ozone standards on constitutional and other legal grounds. Implementation of the standards may be delayed or precluded because of the injunction. The injunction may also result in modification of the proposed ozone standards.

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

Reserve Degradation and Depletion

The Company's profitability depends substantially on its ability to mine coal reserves that have the geologic characteristics that enable them to be mined at competitive costs. There can be no assurance that replacement reserves, particularly in central Appalachia, will be available when required or, if available, that such replacement reserves can be mined at costs comparable to those characteristic of the depleting mines. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production and operating income represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2002. The Mountaineer Mine generated $46.6 million of the Company's total operating income in 1999.

Reliance on and Terms of Long-Term Coal Supply Contracts

The Company sells a substantial portion of its coal production pursuant to long-term coal supply agreements and, as a consequence, may experience fluctuations in operating results due to the expiration or termination of such contracts, or sales price redeterminations or suspensions of deliveries under such coal supply agreements. Other short- and long-term contracts define base or optional tonnage requirements by reference to the customer's requirements, which are subject to change as a result of factors beyond the Company's (and in certain instances the customer's) control, including utility deregulation. In addition, certain price adjustment provisions permit a periodic increase or decrease in the contract price to reflect increases and decreases in production costs, changes in specified price indices or items such as taxes or royalties. Price reopener provisions provide for an upward or downward adjustment in the contract price based on market factors. The Company has from time to time renegotiated contracts after execution to extend the contract term or to accommodate changing market conditions. The contracts also typically include stringent minimum and maximum coal quality specifications and penalty or termination provisions for failure to meet such specifications and force majeure provisions allowing suspension of performance or termination by the parties during the duration of certain events beyond the control of the affected party. Contracts occasionally include provisions that permit a utility to terminate the contract if changes in the law make it illegal or uneconomic for the utility to consume the Company's coal or if the utility has unexpected difficulties in utilizing the Company's coal. Imposition of new emissions limits for NOx in connection with Phase II of the Clean Air Act could result in price adjustments or in affected utilities seeking to terminate or modify long-term contracts in reliance on such termination provisions. If the parties to any long-term contracts with the Company were to modify, suspend or terminate those contracts, the Company could be adversely affected to the extent that it is unable to find alternative customers at a similar or higher level of profitability.

From time to time, disputes with customers may arise under long-term contracts relating to, among other things, coal quality, pricing and quantity. The Company may thus become involved in arbitration and legal proceedings regarding its long-term contracts. There can be no assurance that the Company will be able to resolve such disputes in a satisfactory manner.

Although the Company cannot predict changes in its costs of production and coal prices with certainty, the Company believes that in the current economic environment of low to moderate inflation, the price adjustment provisions in its older long-term contracts will largely offset changes in the costs of providing coal under those contracts, except for those costs related to changes in productivity. However, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation-related increases in mining costs during the contract term will not be recovered by the Company through a later price adjustment.

Potential Fluctuations in Operating Results; Seasonality

The Company may experience significant fluctuations in operating results in the future, both on an annual and a quarterly basis, as a result of one or more factors beyond its control, including expiration or termination of, or sales price redeterminations or suspensions of deliveries under, coal supply agreements; disruption of transportation services; changes in mine operating conditions; changes in laws or regulations, including permitting requirements; unexpected results in litigation; work stoppages or other labor difficulties; competitive and overall coal market conditions; and general economic conditions.

The Company's mining operations are also subject to factors beyond its control that can negatively or positively affect the level of production and thus the cost of mining at particular mines for varying lengths of time. These factors include weather conditions; equipment replacement and repair requirements; variations in coal seam thickness, amount of overburden, rock and other natural materials; and other surface or subsurface conditions. Such production factors frequently result in significant fluctuations in operating results.

Third quarter results of operations are frequently adversely affected by lower production and resultant higher costs due to scheduled vacation periods at the Company's UMWA mines. In addition, costs are typically somewhat higher during vacation periods because of maintenance activity carried on during those periods. These adverse effects may prevent the third quarter from being comparable to the other quarters and also prevent the third quarter results from being indicative of results to be expected for the full year.

Certain Contractual Arrangements

Arch Western Resources, LLC ("Arch Western") owns the rights to the coal reserves and operating assets acquired in the Arch Western transaction. The Limited Liability Company Agreement pursuant to which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, if Arch Western at the time has a debt rating less favorable than Ba3 from Moody's Investors Service or BB- from Standard & Poor's Ratings Group or does not meet certain specified indebtedness and interest coverage ratios, then a proposal that Arch Western make certain distributions, incur indebtedness, sell properties or merge or consolidate with any other entity would require the consent of all the members of Arch Western.

In connection with the Arch Western transaction, the Company entered into an agreement pursuant to which the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the Arch Western transaction. Depending on the time at which any such indemnification obligation was to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

The membership interests in Canyon Fuel, LLC ("Canyon Fuel") are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation, a Japanese corporation. The agreement which governs the management and operations of Canyon Fuel provides for a Management Board to manage its business and affairs. Generally, the Management Board acts by affirmative vote of the representatives of the members holding more than 50% of the membership interests. However, certain actions require either the unanimous approval of the members or the approval of representatives of members holding more than 70% of the membership interests. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

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

Year 2000 Readiness Disclosure

In prior years, the Company discussed the nature and progress of its plans to become Year 2000-ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruption in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred approximately $9.3 million in capital expenditures since 1997 in connection with replacing its non-compliant systems. The Company is not aware of any material problems resulting from Year 2000 issues with its internal systems or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

Factors Routinely Affecting Results of Operations

Any one or a combination of the following factors may occur at times or in a manner that causes results of the Company's operations to deviate from expectations: changing demand; fluctuating selling prices; contract penalties, suspensions or terminations; operational, geologic, transportation and weather-related factors; unexpected regulatory changes; results of litigation; or labor disruptions. Any event disrupting substantially all production at any of the Company's principal mines for a prolonged period would have a material adverse effect on the Company's current and projected results of operations. The effect of such a disruption at the Mingo Logan Mountaineer Mine would be particularly severe because of the high volume of coal produced by that mining operation and the relatively high contribution to operating income from the sale of such coal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Arch Coal, Inc. and subsidiaries and related notes thereto and report of independent auditors follow.

INDEX TO FINANCIAL STATEMENTS OF ARCH COAL, INC. AND SUBSIDIARIES

Report of Independent Auditors..........................................................................    26

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997..............    28

Consolidated Balance Sheets at December 31, 1999 and 1998...............................................    29

Consolidated Statements of Stockholders' Equity at December 31, 1999, 1998 and 1997.....................    31

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997..............    32

Notes to Consolidated Financial Statements..............................................................    33

CONSOLIDATED STATEMENTS OF OPERATIONS

REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Arch Coal, Inc.

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (appearing on pages 48 to 72 of this annual report) present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, in 1999, the Company changed its method of accounting for depreciation of its preparation plants and loadouts.


                                                           /s/ Ernst & Young LLP


Louisville, Kentucky
January 21, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS

REPORT OF MANAGEMENT


The management of Arch Coal, Inc. is responsible for the preparation of the consolidated financial statements and related financial information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management's informed estimates and judgments, with appropriate consideration given to materiality.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the value of the benefits derived. The Company has a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the system of internal accounting controls.

The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of Arch Coal, Inc., meets regularly with management, the internal auditors, and the independent auditors to discuss matters relating to financial reporting, internal accounting control, and the nature, extent and results of the audit effort. The independent auditors and internal auditors have full and free access to the Audit Committee, with and without management present.



/s/ Steven F. Leer                           /s/ John W. Lorson
------------------                           ------------------
Steven F. Leer                               John W. Lorson
President and Chief Executive Officer        Controller

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars except per share data)

                                                                         Year Ended December 31,
                                                    --------------------------------------------------------------
                                                             1999                 1998                 1997
------------------------------------------------------------------------------------------------------------------
Revenues
 Coal sales.........................................      $1,509,596            $1,428,171          $1,034,813
 Income from equity investment......................          11,129                 6,786                  --
 Other revenues.....................................          46,657                70,678              32,062
                                                          ----------            ----------          ----------
                                                           1,567,382             1,505,635           1,066,875
                                                          ----------            ----------          ----------

Costs and expenses
 Cost of coal sales.................................       1,426,105             1,313,400             916,802
 Selling, general and administrative expenses.......          46,357                44,767              28,885
 Amortization of coal supply agreements.............          36,532                34,551              18,063
 Write-down of impaired assets......................         364,579                    --                  --
 Merger-related expenses............................              --                    --              39,132
 Other expenses.....................................          20,835                25,070              22,111
                                                          ----------            ----------          ----------
                                                           1,894,408             1,417,788           1,024,993
                                                          ----------            ----------          ----------

   Income (loss) from operations....................        (327,026)               87,847              41,882
Interest expense, net:
 Interest expense...................................         (90,058)              (62,202)            (17,822)
 Interest income....................................           1,291                   756                 721
                                                          ----------            ----------          ----------
                                                             (88,767)              (61,446)            (17,101)
                                                          ----------            ----------          ----------

   Income (loss) before income taxes,
    extraordinary loss and cumulative effect of
    accounting change...............................        (415,793)               26,401              24,781

Benefit from income taxes...........................         (65,700)               (5,100)             (5,500)
                                                          ----------            ----------          ----------

   Income (loss) before extraordinary loss and
    cumulative effect of accounting change..........        (350,093)               31,501              30,281

Extraordinary loss from the extinguishment of
 debt, net of taxes.................................              --                (1,488)                 --

Cumulative effect of accounting change,
 net of taxes.......................................           3,813                    --                  --
                                                          ----------           -----------          ----------
  Net income (loss)..................................     $ (346,280)          $    30,013          $   30,281
                                                          ==========           ===========          ==========

Basic and diluted earnings (loss) per common share:
 Income (loss) before extraordinary item and
   cumulative effect of accounting change...........      $    (9.12)           $      .79           $    1.00

Extraordinary loss from the extinguishment of
 debt, net of taxes.................................              --                  (.03)                 --

Cumulative effect of accounting change, net of
 taxes..............................................             .10                    --                  --
                                                          ----------           -----------          ----------
 Basic and diluted earnings (loss) per common share..     $    (9.02)          $       .76          $     1.00
                                                          ==========           ===========          ==========


   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars except share and per share data)

                                                                                    December 31,
                                                                     ---------------------------------------
                                                                              1999                1998
------------------------------------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents...........................................         $    3,283          $   27,414
 Trade accounts receivable...........................................            162,802             202,871
 Other receivables...................................................             25,659              24,584
 Inventories.........................................................             62,382              68,455
 Prepaid royalties...................................................              1,310              13,559
 Deferred income taxes...............................................             21,600               8,694
 Other...............................................................              8,916               7,757
                                                                              ----------          ----------

    Total current assets..............................................           285,952             353,334
                                                                              ----------          ----------

Property, plant and equipment
 Coal lands and mineral rights.......................................          1,170,956           1,476,703
 Plant and equipment.................................................          1,042,128           1,111,120
 Deferred mine development...........................................             92,265              80,926
                                                                              ----------          ----------
                                                                               2,305,349           2,668,749
 Less accumulated depreciation, depletion and amortization...........           (826,178)           (732,005)
                                                                              ----------          ----------
    Property, plant and equipment, net...............................          1,479,171           1,936,744
                                                                              ----------          ----------

Other assets
 Prepaid royalties...................................................                 --              31,570
 Coal supply agreements..............................................            151,978             201,965
 Deferred income taxes...............................................            182,500              83,209
 Investment in Canyon Fuel...........................................            199,760             272,149
 Other...............................................................             33,013              39,249
                                                                              ----------          ----------

    Total other assets................................................           567,251             628,142
                                                                              ----------          ----------

    Total assets......................................................        $2,332,374          $2,918,220
                                                                              ==========          ==========

Liabilities and stockholders' equity
Current liabilities
 Accounts payable....................................................         $  109,359          $  129,528
 Accrued expenses....................................................            145,561             142,630
 Current portion of debt.............................................             86,000              61,000
                                                                              ----------          ----------

    Total current liabilities.........................................           340,920             333,158

Long-term debt.......................................................          1,094,993           1,309,087
Accrued postretirement benefits other than pension...................            343,993             343,553
Accrued reclamation and mine closure.................................            129,869             150,636
Accrued workers' compensation........................................            105,190             105,333
Accrued pension cost.................................................             22,445              18,524
Other noncurrent liabilities.........................................             53,669              39,713
                                                                              ----------          ----------

    Total liabilities.................................................         2,091,079           2,300,004
                                                                              ----------          ----------
Stockholders' equity
 Common stock, $.01 par value, 100,000,000 shares authorized,
   38,164,482 issued and outstanding in 1999 and 39,371,581
   issued and outstanding in 1998....................................                397                 397
 Paid-in capital.....................................................            473,335             473,116
 Retained earnings (deficit).........................................           (213,466)            150,423

 Treasury stock, at cost (1,541,146 shares at December 31, 1999 and
   333,952 shares at December 31, 1998)..............................            (18,971)             (5,720)
                                                                              ----------          ----------

   Total stockholders' equity........................................            241,295             618,216
                                                                              ----------          ----------

   Total liabilities and stockholders' equity........................         $2,332,374          $2,918,220
                                                                              ==========          ==========

  The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY'
Three years ended December 31, 1999
(in thousands of dollars except share and per share data)

                                                                                   Retained        Treasury
                                                       Common       Paid-In        Earnings        Stock at
                                                        Stock       Capital       (Deficit)          Cost           Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996..................           $209       $  8,392      $ 122,025        $     --       $ 130,626
 Net income...................................                                       30,281                          30,281
 Dividends paid ($.445 per share).............                                      (13,630)                        (13,630)
 Issuance of 18,660,054 shares of common
  stock to stockholders of Ashland Coal,
  Inc. pursuant to the merger agreement.......            187        462,984                                        463,171
 Issuance of 49,400 shares of common stock
  under the stock incentive plan..............              1          1,049                                          1,050
                                                 --------------------------------------------------------------------------
Balance at December  31, 1997.................            397        472,425        138,676              --         611,498
 Net income...................................                                       30,013                          30,013
 Dividends paid ($.46 per share)..............                                      (18,266)                        (18,266)
 Issuance of 47,635 shares of common stock
  under the stock incentive plan..............                           691                                            691
 Treasury stock purchases (333,952 shares)....                                                       (5,720)         (5,720)
                                                 --------------------------------------------------------------------------
Balance at December 31, 1998..................            397        473,116        150,423          (5,720)        618,216
 Net loss.....................................                                     (346,280)                       (346,280)
 Dividends paid ($.46 per share)..............                                      (17,609)                        (17,609)
 Issuance of 95 shares of common stock
  under the stock incentive plan..............                             1                                              1
 Treasury stock purchases (1,396,700 shares),
  net of issuances (189,506 shares)...........                           218                        (13,251)        (13,033)
                                                 --------------------------------------------------------------------------
Balance at December 31, 1999..................           $397       $473,335      $(213,466)       $(18,971)      $ 241,295
                                                 ==========================================================================

  The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                      1999                1998                1997
---------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)..........................................         $(346,280)        $    30,013           $  30,281
Adjustments to reconcile to cash provided by
 operating activities:
   Depreciation, depletion and amortization................           235,658             204,307             143,632
   Prepaid royalties expensed..............................            14,217              19,694               8,216
   Net gain on disposition of assets.......................            (7,459)            (41,512)             (4,802)
   Income from equity investment...........................           (11,129)             (6,786)                 --
   Distributions from equity investment....................            83,178              18,850                  --
   Cumulative effect of accounting change..................            (3,813)                 --                  --
   Merger-related expenses.................................                --                  --              33,096
   Write-down of impaired assets...........................           364,579                  --
   Changes in operating assets and liabilities.............           (69,471)            (24,671)            (28,842)
   Other...................................................            20,483             (11,872)              8,682
                                                                 ----------------------------------------------------
     Cash provided by operating activities.................           279,963             188,023             190,263
                                                                 ----------------------------------------------------
Investing activities
Payments for acquisition...................................                 -          (1,126,706)                  -
Additions to property, plant and equipment.................           (98,715)           (141,737)            (77,309)
Proceeds from coal supply agreements.......................            14,067                   -                   -
Additions to prepaid royalties.............................           (26,057)            (26,252)             (7,967)
Additions to notes receivable..............................                 -             (10,906)                  -
Proceeds from disposition of property, plant and equipment.            26,347              34,230               5,267
                                                                 ----------------------------------------------------
     Cash used in investing activities.....................           (84,358)         (1,271,371)            (80,009)
                                                                 ----------------------------------------------------
Financing activities
Proceeds from (payments on) revolver and lines of credit...           (37,884)            176,582              78,897
Net proceeds from (payments on) term loans.................          (151,210)            958,441                   -
Payments on notes..........................................                 -             (42,860)           (181,110)
Payments for debt issuance costs...........................                 -             (12,725)                  -
Proceeds from sale and leaseback of equipment..............                 -              45,442                   -
Dividends paid.............................................           (17,609)            (18,266)            (13,630)
Proceeds from sale of common stock.........................                 -                 691               1,050
Proceeds from sale of treasury stock.......................             2,549                   -                   -
Purchase of treasury stock.................................           (15,582)             (5,720)                  -
                                                                 ----------------------------------------------------
     Cash provided by (used in) financing activities.......          (219,736)          1,101,585            (114,793)
                                                                 ----------------------------------------------------
     Increase (decrease) in cash and cash equivalents......           (24,131)             18,237              (4,539)
Cash and cash equivalents, beginning of year...............            27,414               9,177              13,716
                                                                 ----------------------------------------------------
Cash and cash equivalents, end of year.....................         $   3,283         $    27,414           $   9,177
                                                                 ====================================================

Supplemental cash flow information:
Cash paid during the year for interest.....................         $ 100,781         $    48,760           $  18,593
Cash paid during the year for income taxes, net of refunds.         $  11,251         $    29,090           $  21,918

   The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (in thousands of dollars except share and per share data)


NOTE 1.  ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries ("the Company"), which operate in the coal mining industry. The Company operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

The membership interests in Canyon Fuel, LLC ("Canyon Fuel") are owned 65% by the Company and 35% by a subsidiary of ITOCHU Corporation, a Japanese corporation. The agreement which governs the management and operations of Canyon Fuel provides for a Management Board to manage its business and affairs. Generally, the Management Board acts by affirmative vote of the representatives of the members holding more than 50% of the membership interests. However, significant participation rights require either the unanimous approval of the members or the approval of representatives of members holding more than 70% of the membership interests. Those matters which are considered significant participation rights include the following:

     .  approval of the Annual Business Plan;
     .  approval of significant commitments for capital expenditures;
     .  approval of significant coal sales contracts;
     .  approval of litigation settlements;
     .  approval of incurrence of indebtedness;
     .  approval of significant mineral reserve leases;
     .  selection and removal of the CEO, CFO, or General Counsel;
     .  approval of any material change in the business of Canyon Fuel;
     . approval of any disposition, whether by sale, exchange, merger, consolidation, license or otherwise, and whether directly or indirectly, of all or any portion of the assets of Canyon Fuel other than in the ordinary course of business; and
     . approval of requests that a member provide additional services to Canyon Fuel.

The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel. As a result of these super-majority voting rights, the Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the consolidated financial statements. Income from Canyon Fuel is reflected in the consolidated statements of operations as income from equity investment. (See additional discussion in "Investment in Canyon Fuel" in Note 6.)

The Company's 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Inventories

Inventories are comprised of the following:

                                               December 31
                                               -----------
                                            1999         1998
                                           -------       -------
              Coal                         $28,183       $25,789
              Supplies                      34,199        42,666
                                           -------       -------
                                           $62,382       $68,455

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and operating overhead. The Company has recorded a valuation allowance for slow-moving and obsolete supplies inventories of $23.5 million and $23.9 million at December 31, 1999 and 1998, respectively.

Coal Acquisition Costs and Prepaid Royalties

Coal lease rights obtained through acquisitions are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves. Amortization occurs either as the Company mines on the property or as others mine on the property through subleasing transactions.

Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against production, they are capitalized, and amounts expected to be recouped within one year are classified as a current asset. As mining occurs on these leases, the prepayment is charged to cost of coal sales.

Coal Supply Agreements

Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above-market contract price and the then-prevailing market price. Accumulated amortization for sales contracts was $131.4 million and $94.8 million at December 31, 1999 and 1998, respectively.

Exploration Costs

Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Costs of purchasing rights to coal reserves and developing new mines or significantly expanding the capacity of existing mines are capitalized. These costs are amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. At December 31, 2000, all mineral reserves of the Company that are capitalized are being amortized on the units-of-production method through Company operations or through sublease transactions (for which the Company receives royalty revenue) except for a block of 197 million tons located adjacent to our Hobet 21 operations. The current value associated with this property is $177.8 million which the Company plans to recover via mining operations in the future. Except for preparation plants and loadouts, plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves subject to a minimum level of depreciation (see additional discussion in "Change in Accounting Method" in Note 3). Prior to January 1, 1999, preparation plants and loadouts were depreciated on a straight-line basis over their estimated useful lives.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value. (See additional discussion in "Restructuring Charge and Write-Down of Impaired Assets" in Note 2.)

Revenue Recognition

Coal sales revenues include sales to customers of coal produced at Company operations and coal purchased from other companies. The Company recognizes revenue from coal sales at the time title passes to the customer. Revenues from sources other than coal sales, including gains and losses from dispositions of long-term assets, are included in other revenues and are recognized as services are performed or otherwise earned.

Interest Rate Swap Agreements

The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. Such amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company's debt. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheets (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining original term of the terminated swap agreement.

Income Taxes

Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

Stock-Based Compensation

These financial statements include the disclosure requirements of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related Interpretations.

NOTE 2.  RESTRUCTURING CHARGE AND WRITE-DOWN OF IMPAIRED ASSETS

In 1999, the Company recorded a pre-tax charge of $23.1 million related to the restructuring of its administrative workforce, the closure of its Dal-Tex mining operation in West Virginia due to permitting problems and the closure of several mines in Kentucky and Illinois due to the depressed coal prices and increased competition from western coal mines. Of the $23.1 million charge, $20.3 million was recorded in cost of coal sales, $2.3 million was recorded in selling, general and administrative expenses and $.5 million was recorded in other expenses in the Company's consolidated statement of operations. The restructuring of the administrative workforce included the elimination of 81 administrative jobs, 58 of which were corporate and the remainder of which were subsidiary positions all of which was part of a corporate-wide effort to reduce general and administrative expenses. The mine closures included the termination of 161 employees. As of December 31, 1999, 74 administrative and 65 mine employees have been terminated. The following are the components of severance and other exit costs included in the restructuring charge along with related 1999 activity:


                                                                                          Balance at
                                                                     Utilized in         December 31,
                                                   1999 Charge          1999                 1999
                                                   -----------       -----------         ------------
Employee costs.........................              $ 7,354            $  704             $ 6,650
Obligations for non-cancelable
  lease payments.......................                9,858               484               9,374
Reclamation liabilities................                3,667             1,220               2,467
Deprecation acceleration...............                2,172             2,172                  --
                                                     -------            ------             -------
                                                     $23,051            $4,560             $18,491
                                                     =======            ======             =======

Except for the charge related to depreciation acceleration, all of the 1999 restructuring charge will require the Company to use cash. Also, the Company expects to utilize the balance of the amounts reserved for employee costs in 2000, while the obligations for non-cancelable lease payments and reclamation liabilities will be utilized in future periods as lease payments are made and reclamation procedures are performed.

In addition, during the fourth quarter of 1999, the Company determined that significant changes were necessary in the manner and extent in which certain central Appalachia coal assets would be deployed. The anticipated changes were determined during the Company's annual planning process and were necessitated by the adverse legal and regulatory rulings related to surface mining techniques (see Note 20), as well as the continued negative pricing trends related to central Appalachia coal production experienced by the Company. As a result of the planned changes in the deployment of its long-lived assets in the central Appalachia region and pursuant to FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the recoverability of its active mining operations and its coal reserves for which no future mining plans exist. This evaluation indicated that the future undiscounted cash flows of three mining operations, Dal-Tex, Hobet 21 and Coal-Mac, and certain coal reserves with no future mining plans were below the carrying value of such long-lived assets. Accordingly, during the fourth quarter of 1999, the Company adjusted the operating assets and coal reserves to their estimated fair value of approximately $99.7 million, resulting in a non-cash impairment charge of $364.6 million (including $50.6 million relating to operating assets and $314.0 million relating to coal reserves). The estimated fair value for the three mining operations was based on anticipated future cash flows discounted at a rate commensurate with the risk involved. The estimated fair value for the coal reserves with no future mining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


plans was based upon the fair value of these properties to be derived from subleased operations. The impairment loss has been recorded as a loss from the write-down of impaired assets in the consolidated statements of operations.

NOTE 3.  CHANGE IN ACCOUNTING METHOD

Through December 31, 1998, plant and equipment had principally been depreciated on the straight-line method over the estimated useful lives of the assets, which range from three to 20 years. Effective January 1, 1999, depreciation on the Company's preparation plants and loadouts was computed using the units-of-production method, which is based upon units produced, subject to a minimum level of depreciation. These assets are usage-based assets and their economic lives are typically based and measured on coal throughput. The Company believes the units-of-production method is preferable to the method previously used because the new method recognizes that depreciation of this equipment is related substantially to physical wear due to usage as well as to the passage of time. This method, therefore, more appropriately matches production costs over the lives of the preparation plants and loadouts with coal sales revenue and results in a more accurate allocation of the cost of the physical assets to the periods in which the assets are consumed. The cumulative effect of applying the new method for years prior to 1999 is an increase to income of $3.8 million net-of-tax ($6.3 million pre-tax) reported as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 1999. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the year ended December 31, 1999 is $.2 million less, or $.01 per share less, than it would have been if the Company had continued to follow the straight-line method of depreciation of equipment for preparation plants and loadouts.

The unaudited pro-forma amounts below reflect the retroactive application of units-of-production depreciation on preparation plants and loadouts and the corresponding elimination of the cumulative effect of the accounting change.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                            1999             1998            1997
                                                            ----             ----            ----
Net income (loss) as reported................            $(346,280)         $30,013          $30,281
Pro-forma net income (loss)..................             (350,093)          29,511           32,442
Basic and diluted earnings (loss) per
  common share as reported...................                (9.02)            0.76             1.00
Pro-forma basic and diluted earnings
  (loss) per common share....................                (9.12)            0.74             1.07

NOTE 4.  MERGER AND ACQUISITION

On June 1, 1998, the Company acquired the Colorado and Utah coal operations of Atlantic Richfield Company ("ARCO") and simultaneously combined the acquired ARCO operations and the Company's Wyoming operations with ARCO's Wyoming operations in a new joint venture named Arch Western Resources, LLC ("Arch Western"). The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates two coal mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates a coal mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

Arch Western is 99% owned by the Company and 1% owned by ARCO. The transaction was valued at approximately $1.14 billion and a wholly owned subsidiary of the Company is the managing member of Arch Western. The transaction has been accounted for under the purchase method of accounting. Accordingly, the cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


to acquire ARCO's U.S. coal operations has been allocated to the assets acquired and liabilities assumed according to their respective estimated fair values.
The final allocation of the purchase price was as follows:

           Current assets                              $  351,869
           Noncurrent assets                              901,571
           Current liabilities                             63,179
           Noncurrent liabilities                          54,799
                                                       ----------
                  Total                                $1,135,462
                                                       ==========

Results of operations of the acquired operations are included in the consolidated statements of operations effective June 1, 1998. The acquired ARCO operations continue to produce low-sulfur coal for sale to primarily domestic utility customers.

On July 1, 1997, Ashland Coal, Inc. ("Ashland Coal") merged with a subsidiary of the Company. Under the terms of the merger, Ashland Coal's stockholders received one share of the Company's common stock for each common share of Ashland Coal and 20,500 shares of the Company's common stock for each share of Ashland Coal preferred stock. A total of 18,660,054 shares of Company common stock were issued in the merger, resulting in a total purchase price (including fair value of stock options and transaction-related fees) of approximately $464.8 million. The merger was accounted for under the purchase method of accounting. Ashland Coal operated several coal mining complexes that mine low sulfur coal in central Appalachia. The Company merged these operations into its existing operations. Results of operations of Ashland Coal are included in the consolidated statements of operations effective July 1, 1997.

Summarized below are the unaudited pro forma combined results of operations for the years ended December 31, 1998 and 1997. These results reflect the July 1, 1997 Ashland Coal merger as if it had occurred on January 1, 1997 and the June 1, 1998 Arch Western transaction as if it had occurred on January 1, 1998 and 1997.


                                                     1998         1997
                                                  ----------   ----------
     Revenues................................     $1,669,824   $1,792,582
     Income before extraordinary item........         22,994       36,175
     Net income..............................         21,506       36,175
     Earnings per share before
       extraordinary loss....................            .58          .91
     Earnings per share......................            .54          .91

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

NOTE 5.  MERGER-RELATED EXPENSES

During 1997, in connection with the Ashland Coal merger, the Company recorded a one-time charge of $39.1 million (before tax), or $23.8 million (after tax), comprised of termination benefits and relocation costs of $8.1 million and costs of $31.0 million associated with the idling of duplicate facilities which included mining operations and a dock operation. The $8.1 million costs arising from the termination benefits and relocation costs have been paid. The $31.0 million costs associated with the idling of duplicate facilities was primarily for the reduction of the book value of the duplicate facilities. A portion of this charge related to Big Sandy Terminal which management planned to idle and hold for competive reasons. During 1998, management determined that selling the Big Sandy Terminal would not significantly impact the operating profit of the Company's existing operating terminal on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


Big Sandy River. Accordingly, the assets were sold in 1998 for a pre-tax gain of $7.5 million. The following are the components of the merger-related expenses along with related activity for the periods 1997 through 1999:

                                                                                       Utilized In
                                                              1997        ----------------------------------------
                                                             Charge           1997              1998         1999
                                                             ------           ----              ----         ----
          Termination benefits
               Severance                                     $ 6,095        $ 3,887            $2,208        $ ---
               Employee benefits                                 323             37               286          ---
               Relocation                                      1,725          1,416               309          ---
                                                             -------        -------            ------        -----
                                                             $ 8,143        $ 5,340            $2,803        $ ---
                                                             -------        -------            ------        -----

          Duplicate facility charges
               Mining operations                             $16,247        $14,047            $1,300        $ 900
               Dock operations                                14,742         11,340             3,402          ---
                                                             -------        -------            ------        -----
                                                              30,989         25,387             4,702          900
                                                             -------        -------            ------        -----
                     Total                                   $39,132        $30,727            $7,505        $ 900
                                                             =======        =======            ======        =====

NOTE 6.  INVESTMENT IN CANYON FUEL

The following tables present unaudited summarized financial information for Canyon Fuel which, as part of the June 1, 1998 Arch Western transaction (described in Note 4), was acquired by the Company and is accounted for on the equity method.

                                                                                              Seven Months
                                                                        Year Ended                Ended
            Condensed Income Statement Information                   December 31, 1999      December 31, 1998
            --------------------------------------                   -----------------      -----------------
            Revenues......................................                $241,062               $155,634
            Total costs and expenses......................                $232,296               $156,196
                                                                          --------               --------
            Net Income (loss).............................                $  8,766               $   (562)
                                                                          ========               ========

            65% of Canyon Fuel net income                                 $  5,698               $   (365)
            Effect of purchase adjustments................                   5,431                  7,151
                                                                          --------               --------
            Arch Coal's income from its equity
              investment in Canyon Fuel...................                $ 11,129               $  6,786
                                                                          ========               ========

    Condensed Balance Sheet Information
    -----------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                                                               December, 31, 1999
                                                         --------------------------------------------------------------
                                                                             Arch
                                                            Canyon       Ownership of           Arch
                                                             Fuel         Canyon Fuel         Purchase
                                                            Basis            Basis          Adjustments     Arch Basis
                                                         ------------    -------------      -----------     ----------
        Current assets................................    $  61,212        $ 39,788          $(18,118)       $ 21,670
        Noncurrent assets.............................      441,330         286,865           (69,008)        217,857
        Current liabilities...........................       37,065          24,092                --          24,092
        Noncurrent liabilities........................       20,789          13,513             2,162          15,675
        Members' equity...............................      444,688         289,047           (89,287)        199,760

                                                                                  December, 31, 1998
                                                         -------------------------------------------------------------

                                                                            Arch
                                                            Canyon       Ownership of         Arch
                                                             Fuel        Canyon Fuel         Purchase
                                                            Basis          Basis            Adjustments     Arch Basis
                                                         ------------    ------------       -----------     ----------
        Current assets................................     $ 87,620        $ 56,953          $  21,116       $ 78,069
        Noncurrent assets.............................      523,130         340,035           (110,330)       229,705
        Current liabilities...........................       31,459          20,448                504         20,952
        Noncurrent liabilities........................       19,247          12,511              2,162         14,673
        Members' equity...............................      560,044         364,029            (91,880)       272,149

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                   December 31,
                                                                                   ------------
                                                                            1999                 1998
                                                                          --------             --------
          Accrued payroll and related benefits....................        $ 27,830             $ 29,878
          Accrued taxes other than income taxes...................          47,727               44,665
          Accrued postretirement benefits other than pension......          14,755               15,555
          Accrued workers' compensation...........................          11,144               15,869
          Accrued interest........................................           6,285               17,007
          Accrued reclamation and mine closure....................          26,540                6,841
          Other accrued expenses..................................          11,280               12,815
                                                                          --------             --------
                                                                          $145,561             $142,630
                                                                          ========             ========

NOTE 8.  INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                                                                   December 31,
                                                                                   ------------
                                                                      1999             1998             1997
                                                                    --------         --------         --------
     Current:
       Federal...........................................           $  6,796         $  8,077         $  8,250
       State.............................................                 --             (260)            (250)
                                                                    --------         --------         --------
     Total current.......................................           $  6,796         $  7,817         $  8,000
     Deferred:
       Federal...........................................            (54,135)         (12,583)         (13,180)
       State.............................................            (18,361)            (334)            (320)
                                                                    --------         --------         --------
     Total deferred......................................            (72,496)         (12,917)         (13,500)
                                                                    --------         --------         --------

                                                                    $(65,700)        $ (5,100)        $ (5,500)
                                                                    ========         ========         ========


A reconciliation of the statutory federal income tax expense (benefit) on the Company's pretax income (loss) before extraordinary loss and cumulative effect of accounting change to the actual provision (benefit) for income taxes follows:

                                                                                   December 31,
                                                                                   ------------
                                                                      1999             1998             1997
                                                                   ---------         --------          --------
     Income tax expense (benefit)
       at statutory rate.................................          $(145,526)        $  9,240          $  8,673
     Percentage depletion
       allowance.........................................            (15,000)         (14,437)          (13,543)
     State taxes, net of effect of
       federal taxes.....................................            (18,361)            (594)             (570)
     Change in valuation
       allowance.........................................            112,345               --                --
     Non-deductible expenses.............................                284              621               236
     Other, net..........................................                558               70              (296)
                                                                   ---------         --------          --------

                                                                   $ (65,700)        $ (5,100)         $ (5,500)
                                                                   =========         ========          ========

The Company's federal income tax returns for the years 1995 and 1996 are currently under review by the Internal Revenue Service (IRS).

During 1997, the Company settled its protest of certain adjustments proposed by the IRS for the federal income tax returns for the years 1987 through 1989. Deposits and payments totaling $10.5 million were made in 1997 in anticipation of the settlement, which was in addition to an $8.0 million deposit made in 1994.

During 1998, the Company settled its protest of certain unagreed issues with the IRS for the federal income tax returns for the years 1990 and 1991. A final payment of $0.5 million was paid in June 1998 and charged against previously recorded reserves. The IRS audit of the federal income tax returns for the years 1992 through 1994 was completed during 1998 and agreed to at the examination level. A payment of $15.5 million was made in December 1998 in settlement of all issues. A significant number of the issues were timing in nature and the tax paid related to these temporary differences is accounted for as a deferred tax asset and the remaining tax and interest paid was charged against previously recorded reserves. A portion of the payment related to items that were settled in the 1987 through 1991 audits previously discussed. Permanent differences included a reduction in percentage depletion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


and a decrease in cost depletion related to the settlement for the adjustment in fair market value of certain coal reserves.

During 1999, the Company settled an audit of former Ashland Coal, Inc. for the years January 1995 through June 1997. A payment of $.1 million was made in January 1999 in settlement of all issues.

The following is a summary of additional taxes paid for IRS audits and the related financial statement impact, none of which resulted in additional expense in the statements of operations subsequent to the tax years to which they relate:

                       Net Deferred       Taxes       Income Tax       Cash
                        Tax Asset        Payable       Reserves        Paid
                       ------------      -------      -----------      -----
       Prior years             $---         $---           $ 8.0       $ 8.0
       1997                     ---          ---            10.5        10.5
       1998                     6.1          4.6             5.3        16.0
       1999                     0.2          ---            (0.1)        0.1
                               ----         ----           -----       -----
              Total            $6.3         $4.6           $23.7       $34.6
                               ====         ====           =====       =====

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

                                                                                 December 31,
                                                                                 -----------
                                                                           1999                1998
                                                                           ----                ----
Deferred tax assets:
  Postretirement benefits other
  than pension....................................................     $   139,796         $   136,004
Alternative minimum tax credit
  carryforward....................................................          91,604              70,897
Workers' compensation.............................................          43,029              29,345
Reclamation and mine closure......................................          30,016              22,567
Net operating loss carryforwards..................................          11,507              10,232
Plant and equipment...............................................          49,069                  --
Advance royalties.................................................          24,064                  --
Other.............................................................          25,514              17,983
                                                                         ---------            --------
  Gross deferred tax assets.......................................         414,599             287,028
Valuation allowances..............................................        (112,345)                 --
                                                                         ---------            --------
  Total deferred tax assets.......................................         302,254             287,028
                                                                         ---------            --------

Deferred tax liabilities:
  Coal lands and mineral rights...................................           8,965              78,869
  Plant and equipment                                                           --              78,359
  Leases                                                                    21,990               7,884
  Coal supply agreements                                                    36,750              17,390
  Other...........................................................          30,449              12,623
                                                                         ---------            --------
  Total deferred tax liabilities..................................          98,154             195,125
                                                                         ---------            --------
    Net deferred tax asset........................................         204,100              91,903
  Less current asset..............................................          21,600               8,694
                                                                         ---------            --------
    Long-term deferred tax asset..................................     $   182,500         $    83,209
                                                                         =========            ========


The Company has a net carryforward for regular income tax purposes of $35.4 million which will expire in the years 2008 to 2019. The Company has an alternative minimum tax credit carryforward of $91.6 million which may carry forward indefinitely to offset future regular tax in excess of alternative minimum tax.

During 1999, the Company recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. These deferred tax assets include a portion of the alternative minimum tax credits and some of the deductible temporary differences that will likely not be realized at the maximum effective tax rate. Such valuation allowance consisted of the following components at December 31, 1999:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


Unrealized future deductible temporary differences..........................   $     66,992
Unutilized alternative minimum tax credits..................................         45,353
                                                                                   --------
   Valuation Allowance at December 31, 1999.................................   $    112,345
                                                                                   ========


NOTE 9.  DEBT AND FINANCING ARRANGEMENTS

Debt consists of the following:


                                                                                December 31,
                                                                               ------------
                                                                         1999                1998
                                                                         ----                ----
      Indebtedness to banks under lines of
        credit (weighted average rate at
        December 31, 1998--5.40%)................................         $       --         $    12,884
      Indebtedness to banks under revolving
        credit agreement, expiring
        May 31, 2003 (weighted average rate
        at December 31, 1999--7.61%;
        December 31, 1998--6.27%)................................            365,000             390,000
      Variable rate fully amortizing term loan
        payable quarterly from July 1, 2001
        through May 31, 2003 (weighted
        average rate at December 31, 1999--
      7.49%; December 31, 1998--6.16%)...........................            135,000             285,000
      Variable rate non-amortizing term loan
        due May 31, 2003 (weighted average
      rate at December 31, 1999--7.85%;
        December 1998--6.87%)....................................            675,000             675,000
      Other......................................................              5,993               7,203
                                                                           ---------          ----------

                                                                           1,180,993           1,370,087
      Less current portion.......................................             86,000              61,000
                                                                           ---------          ----------
      Long-term debt.............................................         $1,094,993          $1,309,087
                                                                           =========          ==========

In connection with the Arch Western transaction, the Company entered into two new five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under the Company's new credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. The Company recognized an extraordinary charge of $1.5 million (net of a tax benefit of $.9 million) related to the refinancing of a July 1, 1997 credit facility and the prepayment of certain other notes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western, and which distribution represented part of the purchase price for the ARCO coal operations. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR.

On August 23, 1999, the Company prepaid $105 million or seven required quarterly installments on the $300 million fully amortizing term loan. The next required quarterly installment will be July 1, 2001. The prepayments were funded by additional borrowings under the $600 million revolver.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 1999, there were $65 million of such agreements in effect, of which no borrowings were outstanding.

Except for amounts expected to be repaid in 2000, amounts borrowed under the revolving credit agreement and the bank lines of credit are classified as long-term as the Company has the intent and the ability to maintain these borrowings on a long-term basis. Aggregate maturities of debt at December 31, 1999 for the next five years are $86.0 million in 2000, $30.5 million in 2001, $60.5 million in 2002, $1.0 billion in 2003 and $.6 million in 2004.

Terms of the Company's credit facilities and leases contain financial and other restrictive covenants that limit the ability of the Company to, among other things, pay dividends, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. At December 31, 1999, as a result of the effect of the write-down of impaired assets and other restructuring costs, the Company did not comply with certain of these restrictive covenant requirements, for which the Company received an amendment on January 21, 2000. These amendments contain, among other things, provisions for the payment of fees of .25% and an increase in the interest rate of .375% associated with the Company's term loan and the $600 million revolver. In addition, the amendments require the pledging of assets to collateralize the term loan and the $600 million revolver by May 20, 2000. The assets to be pledged are expected to include equity interests in wholly owned entities, certain real property interests, accounts receivable and inventory of the Company.

The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company's outstanding debt. At December 31, 1999, the Company had interest-rate swap agreements having a total notional value of $780 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 5.53% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At December 31, 1999, the remaining terms of the swap agreements ranged from 32 to 56 months.

NOTE 10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts approximate fair value.

Debt: The carrying amounts of the Company's borrowings under its revolving credit agreement, lines of credit, variable rate term loans and other long-term debt approximate their fair value.

Interest rate swaps: The fair values of interest rate swaps are based on quoted prices, which reflect the present value of the difference between estimated future amounts to be paid and received. At December 31, 1999 and 1998, the fair value of these swaps is an asset of $27.4 million and a liability of $14.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

NOTE 11.  ACCRUED WORKERS' COMPENSATION

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


                                                           1999                1998               1997
----------------------------------------------------------------------------------------------------------
Self-insured black lung benefits:
Service cost...................................           $ 1,671             $ 1,022           $    678
Interest cost..................................             3,522               3,173              2,353
Net amortization and deferral..................               327                 111            (10,084)
                                                          -------             -------           --------
                                                            5,520               4,306             (7,053)
Other workers'compensation benefits............            13,241              19,396             12,182
                                                          -------             -------           --------
                                                          $18,761             $23,702           $  5,129
                                                          =======             =======           ========


The actuarial assumptions used in the determination of black lung benefits included a discount rate of 7.50% as of December 31, 1999 (7.00% and 7.25% as of December 31, 1998 and 1997, respectively) and a black lung benefit cost escalation rate of 4% in 1999, 1998 and 1997. In consultation with independent actuaries, the Company changed the discount rate, black lung benefit cost escalation rate, rates of disability and other assumptions used in the actuarial determination of black lung liabilities as of January 1, 1993, to better reflect actual experience. The effect of these changes was a significant increase in the unrecognized net gain. This gain was amortized through 1997 and totaled $10.8 million (before tax) and $6.6 million (after tax) in 1997.

Summarized below is information about the amounts recognized in the consolidated balance sheets for workers' compensation benefits:

                                                                        December 31
                                                                        -----------
                                                                1999                   1998
                                                                ----                   ----
Actuarial present value for self-insured black lung:
  Benefits contractually recoverable from others......          $  3,254               $  4,649
  Benefits for Company employees......................            48,267                 51,137
                                                                --------               --------
Accumulated black lung benefit obligation.............            51,521                 55,786
Unrecognized net gain (loss)..........................             4,890                 (1,722)
                                                                --------               --------
                                                                  56,411                 54,064
Traumatic and other workers' compensation.............            59,923                 67,138
                                                                --------               --------
Accrued workers' compensation.........................           116,334                121,202
Less amount included in accrued expenses..............            11,144                 15,869
                                                                --------               --------
                                                                $105,190               $105,333
                                                                ========               ========


Receivables related to benefits contractually recoverable from others of $3.3 million in 1999 and $4.7 million in 1998 are recorded in other long-term assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


NOTE 12.  ACCRUED RECLAMATION AND MINE CLOSING COSTS

The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to both types of mining are related to reclaiming refuse and slurry ponds. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities. The Company accrued $12.9 million, $12.5 million and $10.8 million in 1999, 1998 and 1997, respectively, for current and final mine closure reclamation, excluding reclamation recosting adjustments identified below. Cash payments for final mine closure reclamation and current disturbances approximated $15.8 million, $15.0 million and $8.5 million for 1999, 1998 and 1997, respectively. Periodically, the Company reviews its entire environmental liability and makes necessary adjustments for permit changes as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to costs and productivities, to reflect current experience. These recosting adjustments are recorded in cost of coal sales. Adjustments included a net increase in the liability of $4.3 million and $4.9 million in 1999 and 1998, respectively, and a net decrease in the liability of $4.4 million in 1997. The Company's management believes it is making adequate provisions for all expected reclamation and other costs associated with mine closures.

NOTE 13.  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering certain of its salaried and non-union hourly employees. Benefits are generally based on the employee's years of service and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes.

The Company also currently provides certain postretirement health and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting the eligibility requirements for pension benefits are also eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical and dental plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for retirees who were members of the UMWA is not contributory. The Company's current funding policy is to fund the cost of all postretirement health and life insurance benefits as they are paid. Summaries of the changes in the benefit obligations, plan assets (primarily listed stocks and debt securities) and funded status of the plans are as follows:


                                                                                     Other
                                                      Pension benefits      postretirement benefits
                                                 --------------------------------------------------
                                                      1999        1998         1999         1998
---------------------------------------------------------------------------------------------------

Change in benefit obligations
Benefit obligations at January 1.................   $139,433    $ 84,085      $335,823     $333,908
Service cost.....................................      7,118       5,841         2,424        3,715
Interest cost....................................      8,980       8,137        21,580       23,101
Benefits paid....................................    (13,462)     (8,562)      (14,736)     (13,224)
Plan amendments..................................       (435)     (3,809)           --      (15,924)
Acquisiton of ARCO Coal operations...............         --      39,674            --       13,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                                                                     Other
                                                      Pension benefits      postretirement benefits
                                                 --------------------------------------------------
                                                      1999        1998         1999         1998
---------------------------------------------------------------------------------------------------
Other-primarily actuarial (gain) loss............     (9,851)     14,067       (14,245)      (9,378)
                                                    --------    --------      --------     --------
Benefit obligations at December 31...............   $131,783    $139,433      $330,846     $335,823
                                                    --------    --------      --------     --------

Change in plan assets
Value of plan assets at January 1................   $127,274    $ 64,577      $     --     $     --
Actual return on plan assets.....................     31,308      21,771            --           --
Employer contributions...........................      2,097       8,346        14,736       13,224
Acquisiton of ARCO Coal operations...............         --      41,142            --           --
Benefits paid....................................    (13,462)     (8,562)      (14,736)     (13,224)
                                                    --------    --------      --------     --------
Value of plan assets at December 31..............   $147,217    $127,274      $     --     $     --
                                                    --------    --------      --------     --------

Funded status of the plans
Accumulated obligations less plan
  assets.........................................   $(15,434)   $ 12,159      $330,846     $335,823
Unrecognized actuarial gain......................     37,513       6,920        16,341        6,918
Unrecognized net transition asset................        689         887            --           --
Unrecognized prior service gain..................      2,815       2,667        11,561       16,367
                                                    --------    --------      --------     --------
Net liability recognized.........................   $ 25,583    $ 22,633      $358,748     $359,108
                                                    --------    --------      --------     --------

Balance sheet liabilities (assets)
Prepaid benefit costs............................   $     --    $ (1,092)     $     --     $     --
Accrued benefit liabilities......................     25,583      23,725       358,748      359,108
                                                    --------    --------      --------     --------
Net liability recognized                              25,583      22,633       358,748      359,108
Less current portion                                   3,138       4,109        14,755       15,555
                                                    --------    --------      --------     --------
                                                    $ 22,445    $ 18,524      $343,993     $343,553
                                                    ========    ========      ========     ========


Changes in demographic information associated with the defined benefit pension plan resulted in a $9.9 million actuarial gain in 1999 and a $14.1 million actuarial loss for 1998. The Company's primary defined benefit pension plan was amended January 1998 to a cash balance plan, which resulted in a $3.8 million gain. The $14.2 million actuarial gain in the postretirement benefit plan during 1999 results primarily from reduced obligations associated with the Dal-Tex closure. A January 1997 amendment to the postretirement benefit plan resulted in a $15.9 million gain in 1998. The gain resulted from the implementation of a defined dollar benefit cap which limits the Company's disbursements under the plan. The $9.4 million actuarial gain in 1998 resulted from favorable claims experience compared to previous projections.

                                                                                                   Other
                                                        Pension benefits                  postretirement benefits
                                            --------------------------------------------------------------------------
                                                    1999               1998               1999               1998
----------------------------------------------------------------------------------------------------------------------

Weighted Average Assumptions as of
  December 31
Discount rate...............................         7.50%              7.00%              7.50%             7.00%
Rate of compensation increase...............         5.25%              4.75%               N/A               N/A
Expected return on plan assets..............         9.00%              9.00%               N/A               N/A
Health care cost trend on covered
  charges...................................          N/A                N/A                5.0%              4.5%


The following table details the components of pension and other postretirement benefit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                                                                                     Other
                                                Pension benefits                            postretirement benefits
                                ----------------------------------------------------------------------------------------------
                                       1999           1998            1997            1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------
Service cost.........................   $ 7,118        $ 5,841         $ 2,788         $ 2,424         $ 3,715         $ 3,717
Interest cost........................     8,980          8,137           4,970          21,580          23,101          19,546
Expected return on plan assets.......    (9,929)        (7,521)         (4,391)             --              --              --
Other amortization and deferral......    (1,122)           790            (503)         (9,628)         (2,884)         (2,573)
                                        -------        -------         -------         -------         -------         -------
                                        $ 5,047        $ 7,247         $ 2,864         $14,376         $23,932         $20,690
                                        =======        =======         =======         =======         =======         =======


The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point each year would increase the accumulated postretirement obligation as of December 31, 1999 by $44.5 million, or 13.5%, and the net periodic postretirement benefit cost for 1999 by $3.1 million, or 21.6%.

Multiemployer Pension and Benefit Plans

Under the labor contract with the United Mine Workers of America ("UMWA"), the Company made payments of $.2 million, $1.3 million and $2.0 million in 1999, 1998, and 1997, respectively, into a multiemployer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as paid. Under the Multiemployer Pension Plan Amendments Act of 1980, a contributor to a multiemployer pension plan may be liable, under certain circumstances, for its proportionate share of the plan's unfunded vested benefits (withdrawal liability). The Company has estimated its share of such amount to be $29.6 million at December 31, 1999. The Company is not aware of any circumstances which would require it to reflect its share of unfunded vested pension benefits in its financial statements. At December 31, 1999, approximately 23% of the Company's workforce was represented by the UMWA. The current UMWA collective bargaining agreement expires at December 31, 2002.

The Coal Industry Retiree Health Benefit Act of 1992 ("Benefit Act") provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multiemployer plan and recognizes expense as premiums are paid. The Company recognized $2.7 million in 1999, $3.7 million in 1998, and $3.9 million in 1997 in expense relative to premiums paid pursuant to the Benefit Act.

Other Plans

The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $8.4 million in 1999, $6.8 million in 1998, and $4.6 million in 1997.

NOTE 14.  CAPITAL STOCK

On April 4, 1997, the Company changed its capital stock whereby the number of authorized shares was increased to 100,000,000 common shares, the par value was changed to $.01 per share, and a common stock split of 338.0857-for-one was effected. All share and per share information reflect the stock split.

On September 29, 1998, the Company's Board of Directors authorized the Company to repurchase up to 2 million shares of Company common stock. The timing of the purchases and the number of shares to be purchased are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)



dependent on market conditions. Through December 31, 1999, the Company had $12.29 per share compared to 330,200 shares at an average price of $17.08 per share through December 31, 1998.

On February 25, 1999, the Company's Board of Directors authorized the Company to amend its Automatic Dividend Reinvestment Plan to provide, among other things, that dividends may be reinvested in the Company's common stock by purchasing authorized but unissued shares (including treasury shares) directly from the Company, as well as by purchasing shares in the open market. On May 4, 1999, the Company filed a Form S-3 with the Securities and Exchange Commission to register 2 million shares of the Company's common stock for issuance under the amended Plan. As reflected in the Prospectus filed therewith, the amended Plan provides that the Company determines whether the Plan's administrator should reinvest dividends in shares purchased in the open market or in shares acquired directly from the Company. The Company authorized and directed its Plan administrator (for all shareholders who had elected to reinvest their dividends in Company stock) to reinvest the June 15, 1999 and September 15, 1999 dividends in the Company's treasury stock. As of December 31, 1999, approximately $2.5 million of the Company's dividends were reinvested in 189,506 shares of treasury stock. In accordance with the terms of the amended Plan, the treasury stock was reissued by the Company at the average of the high and low per share sales price as reported by the New York Stock Exchange on the date of the dividends, which averaged $13.446 per share. The Company accounts for the issuance of the treasury stock using the average cost method.

NOTE 15.  STOCK INCENTIVE PLAN

On April 22, 1998, the stockholders ratified the adoption of the 1997 Stock Incentive Plan (the "Company Incentive Plan"), reserving 6,000,000 shares of Arch Coal common stock for awards to officers and other selected key management employees of the Company. The Company Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights
(SARs), restricted stock awards or units, performance stock or units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program ("Awards"). Awards the Board of Directors elect to pay out in cash do not count against the 6,000,000 shares authorized in the 1997 Stock Incentive Plan. Stock options outstanding under the Ashland Coal stock incentive plans at the date of the Ashland Coal merger were substituted for fully vested stock options in the Company Incentive Plan (and are exercisable on the same terms and conditions including per share exercise prices as were applicable to such options when granted). Stock options generally become exercisable in full or in part one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. SAR's entitle employees to receive a payment equal to the appreciation in market value of the stated number of common shares from the SAR's exercise price to the market value of the shares on the date of its exercise.
Unexercised options and SAR's lapse 10 years after the date of grant.
Restricted stock awards and restricted stock units entitle employees to purchase shares or stock units at a nominal cost. Such awards entitle employees to vote shares acquired and to receive any dividends thereon, but such shares cannot be sold or transferred and are subject to forfeiture if employees terminate their employment prior to the prescribed period, which can be from one to five years. Restricted stock units generally carry the same restrictions and potential forfeiture, but are generally paid in cash upon vesting. Merit awards are grants of stock without restriction and at a nominal cost. Performance stock or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Company's Board of Directors. Phantom stock awards are based on the appreciation of hypothetical underlying shares or the earnings performance of such shares and may be paid in cash or in shares of common stock. As of December 31, 1999, performance units and stock options were the only types of awards granted. As of December 31, 1999, 361,550 performance units had been granted and will be earned by participants based on Company performance for the years 1998 through 2001. Information regarding stock options under the Company Incentive Plan is as follows for the years ended December 31, 1999, 1998 and 1997:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                                 1999                            1998                            1997
                                   -----------------------------------------------------------------------------------------------
                                                     Weighted                    Weighted                        Weighted
                                      Common         Average         Common      Average             Common      Average
                                      Shares          Price          Shares       Price              Shares       Price
                                   -----------    ------------   -------------  ------------   --------------  -------------------
Options outstanding at
  January 1........................    1,128           $24.86            926       $25.23               --        $   --
Issued in exchange for Ashland coal
  stock options....................       --               --             --           --              675         23.69
Granted............................      744            10.69            360        22.88              300         27.88
Exercised..........................       --               --            (48)       14.50              (49)        21.25
Canceled...........................      (63)           16.28           (110)      $25.88               --            --
                                       -----           ------          -----       ------            -----        ------
Options outstanding at
  December 31......................    1,809            19.33          1,128        24.86              926         25.23
                                       -----           ------          -----       ------            -----        ------

Options exercisable at
  December 31......................      837           $24.77            600       $25.04              626        $23.88
Options available for grant at
  December 31......................    4,094                           4,775                         5,025


The Company applies APB 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. Had compensation expense for the fixed stock option portion of the Company Incentive Plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FAS 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per common share would have been changed to the pro forma amounts as indicated in the table below. The fair value of options granted in 1999, 1998 and 1997 was determined to be $2.9 million, $2.3 million and $2.5 million, respectively, using the Black-Scholes option pricing model and the weighted average assumptions noted below. For purposes of these pro forma disclosures, the estimated fair value of the options is recognized as compensation expense over the options' vesting period. The stock options granted in 1999 vest over four years, while the stock options granted in 1998 and 1997 vest ratably over three years.

                                                            1999                  1998                 1997
-------------------------------------------------------------------------------------------------------------------
As reported
  Net income (loss) (in millions).................          $(346.3)               $30.0               $30.3
  Basic and diluted earnings (loss) per share.....          $ (9.02)                 .76                1.00

Pro forma (unaudited)
  Net income (loss) (in millions).................          $(347.7)               $29.3               $30.1
  Basic and diluted earnings (loss) per share.....          $ (9.06)               $ .74               $ .98

Weighted average fair value per share
  of options granted..............................          $  4.13                $7.22               $8.36

Assumptions (weighted average)
  Risk-free interest rate.........................              6.6%                 6.0%                6.3%
  Expected dividend yield.........................              2.0%                 2.0%                2.0%
  Expected volatility.............................             41.4%                31.8%               29.0%
  Expected life (in years)........................              5.0                  5.0                 5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


The pro forma effect on net income (loss) for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants issued prior to 1996.

Exercise prices for options outstanding as of December 31, 1999, range from $10.6875 to $34.375, and the weighted average remaining contractual life at that date was 7.3 years. The table below shows pertinent information on options outstanding at December 31, 1999:


       (Options in thousands)                   Options outstanding                    Options exercisable
       ---------------------                    -------------------                    -------------------
                                       Weighted average
                                          remaining        Weighted average                          Weighted
    Range of            Number         contractual life        exercise            Number        average exercise
exercise prices      outstanding           (years)               price          exercisable           price
----------------  ------------------   -----------------  -------------------  --------------  --------------------
$10 - $18             754                8.63               $11.08                 65             $15.24
$22 - $23             544                6.84               $22.58                342             $22.41
$25 - $35             511                5.77               $28.04                430             $28.07


NOTE 16.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.

The Company markets its coal principally to electric utilities in the United States. Sales to foreign countries are immaterial. As of December 31, 1999 and 1998, accounts receivable from electric utilities located in the United States totaled $120.2 million and $152.1 million, respectively. Generally, credit is extended based on an evaluation of the customer's financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.

The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 111.2 million tons of coal in 1999. Approximately 82% of this tonnage was sold under long-term contracts (contracts having a term of greater than one year) accounting for 76% of the Company's total revenue. Prices for coal sold under long-term contracts ranged from $3.38 to $52.75 per ton. Long-term contracts ranged in remaining life from one to 18 years. Some of these contracts include pricing which is above, and, in some cases, materially above, current market prices. We currently supply coal under long-term coal supply contracts with one customer which have price renegotiation or modification provisions that take effect in mid-2001. The prices for coal shipped under these contracts are materially above the current market price for similar type coal. For the year ended December 31, 1999, approximately $16.8 million of the Company's operating income related to these contracts. The Company expects income from operations to be reduced by approximately one-half of the operating income attributable to these contracts in 2001, and by the full amount of this operating income in 2002. These amounts are predicated on current market pricing and will change with market conditions. Sales (including spot sales) to major customers were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)


                                          1999       1998       1997
                                          ----       ----       ----
         AEP                            $157,278   $195,682   $129,981
         Southern Company                163,826    170,452    187,800

NOTE 17. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                                 1999                  1998                1997
                                                              ---------------------------------------------------
Numerator:
  Income (loss) before extraordinary loss and
  cumulative effect of accounting change...........             $(350,093)            $ 31,501            $30,281
  Extraordinary loss from the extinguishment
  of debt, net of taxes............................                    --              ($1,488)                --
  Cumulative effect of accounting change,
  net of taxes.....................................                 3,813                   --                 --

  Net income (loss)................................             $(346,280)            $ 30,013            $30,281
                                                                =========             ========            =======

Denominator:
  Weighted average shares-denominator for
  basic............................................                38,392               39,626             30,374
  Dilutive effect of employee stock options........                    --                   25                 34
  Adjusted weighted average shares-
  denominator for diluted..........................                38,392               39,651             30,408
                                                                =========             ========            =======

  Basic and diluted earnings (loss) per common
  share before extraordinary loss and cumulative
  effect of accounting change......................             $   (9.12)                                $  1.00
                                                                =========             $    .79            =======
                                                                                      ========
Based and diluted earnings (per common share)                   $   (9.02)            $    .76            $  1.00
                                                                =========             ========            =======

At December 31, 1999, 1998 and 1997, 1.8 million, 1.1 million and .4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares are antidilutive.

NOTE 18. SALE AND LEASEBACK

On January 29, 1998, the Company sold mining equipment for approximately $74.2 million and leased back the equipment under an operating lease with a term of three years. This included the sale and leaseback of equipment purchased under an existing operating lease that expired on the same day. The proceeds of the sale were used to purchase the equipment under the expired lease for $28.3 million and to pay down debt. At the end of the lease term, the Company has the option to renew the lease for two additional one-year periods or purchase the equipment. Alternatively, the equipment may be sold to a third party. In the event of such a sale, the Company will be required to make a payment to the lessor in the event, and to the extent, that the proceeds are below a certain threshold. The gain on the sale and leaseback of $10.7 million was deferred and is being amortized over the base term of the lease as a reduction of rental expense. Effective April 1, 1999, as a result of the shutdown of the Dal-Tex operation, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

Company purchased for $14.4 million several pieces of equipment under lease that were included in this transaction and transferred them to the Company's Wyoming operations. A pro-rata portion of the deferred gain, or $3.1 million, was offset against the cost of the assets. After the effect of this purchase, at the end of the lease term, the remaining assets can be purchased for $40.1 million or sold to a third party with the Company required to make a payment to the lessor in the event, and to the extent that, proceeds are below $31.3 million.

NOTE 19.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company receives certain services and purchases fuel, oil and other products on a competitive basis from subsidiaries of Ashland Inc., which totaled $4.8 million in 1999, $7.2 million in 1998, and $4.7 million in 1997. At December 31, 1999, Ashland Inc. owns approximately 58% of the Company's outstanding shares of common stock. Management believes that charges between the Company and Ashland Inc. for services and purchases were transacted on terms equivalent to those prevailing among unaffiliated parties.

As described in Note 1, the Company has a 65% ownership interest in Canyon Fuel which is accounted for on the equity method. The Company receives administration and production fees from Canyon Fuel for managing the Canyon Fuel operations. The fee arrangement is calculated annually and is approved by the Canyon Fuel Management Board. The production fee is calculated on a per ton basis while the administration fee represents the costs incurred by Arch Coal employees on Canyon Fuel adminstrative matters. The fees recognized as other income by the Company and as expense by Canyon Fuel were $7.0 million and $4.1 million for the years ended December 31, 1999 and 1998, respectively.

NOTE 20.  COMMITMENTS AND CONTINGENCIES

The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Rental expense related to these operating leases amounted to $44.2 million in 1999, $31.4 million in 1998, and $14.9 million in 1997. The Company has also entered into various noncancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. On October 1, 1998, the Company was the successful bidder in a federal auction of certain mining rights in the 3,546 acre Thundercloud tract in the Powder River Basin of Wyoming. The Company's lease bonus bid amounted to $158 million for the tract, of which $31.6 million was paid on October 1, 1998 (the remaining lease bonus payments are reflected below under the caption "Royalties"). The tract contains approximately 412 million tons of demonstrated coal reserves and is contiguous with the Company's Black Thunder mine. Geological surveys performed by outside consultants indicate that there are sufficient reserves relative to these properties to permit recovery of the Company's investment.

Minimum payments due in future years under these agreements in effect at December 31, 1999 are as follows:

                                                        Leases              Royalties
                                                  -------------------  --------------------
2000............................................             $ 29,878              $ 63,421
2001............................................               23,731                63,026
2002............................................               17,728                62,799
2003............................................               10,427                62,485
2004............................................                6,389                30,474
Thereafter......................................               21,950               196,805
                                                             --------              --------
                                                             $110,103              $479,010
                                                             ========              ========

On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (the "West Virginia DEP") from issuing any new permits that authorize the construction of valley fills as part of coal mining operations in West Virginia. The West Virginia DEP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

complied with the district court's injunction by issuing an order banning the issuance of nearly all new permits for valley fills and prohibiting the further advancement of nearly all existing fills. The West Virginia DEP also filed an appeal of the district court's decision with the U.S. Court of Appeals for the Fourth Circuit. On October 29, 1999, the district court granted a stay of its injunction, pending the outcome of the West Virginia DEP's appeal. It is impossible to predict the outcome of the appeal. If, however, the district court's decision is not overturned or if a legislative or other solution is not achieved, then the Company's and other coal producer's ability to mine coal in West Virginia will be seriously compromised. This injunction was entered as part of the litigation that caused the delay in obtaining mining permits for the Company's Dal-Tex operation. As a result of such delay, the Company idled its Dal-Tex mining operation on July 23, 1999. Reopening the Dal-Tex operation is contingent upon the district court's injunction being overturned or a legislative or other solution being achieved, as well as then-existing market conditions.

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 1999, the Company estimates that its probable aggregate loss as a result of such claims is $5.2 million (included in other noncurrent liabilities) of which $2.5 million relates to a settlement with the U.S. Department of Interior associated with the 1996 impoundment failure at Lone Mountain. The Company estimates that its reasonably possible aggregate losses from all currently pending litigation could be as much as $.5 million (before tax) in excess of the loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates ("DTA"), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia ("PPAV") for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $10.3 million at December 31, 1999 (included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $3.3 million annually through 2015 and $26.0 million in 2016.

In connection with the Arch Western transaction, the Company entered into an agreement pursuant to which the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the Arch Western transaction. Depending on the time at which any such indemnification obligation was to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

NOTE 21.  CASH FLOW

The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

                                                                            1999                1998                1997
                                                                      ---------------     ---------------     ---------------
          Decrease (increase) in operating assets:
             Receivables............................................         $ 38,356            $(35,464)           $(12,179)
             Inventories............................................            5,188               6,723              16,323
          Increase (decrease) in operating liabilities:
             Accounts payable and accrued expenses..................          (15,593)             30,229               5,403
             Income taxes...........................................          (76,952)            (35,057)            (27,448)
             Accrued postretirement benefits other than pension.....              440               6,813               7,437
             Accrued reclamation and mine closure...................          (20,767)              1,936              (9,370)
             Accrued workers' compensation..........................             (143)                149              (9,008)
                                                                      ---------------     ---------------     ---------------
          Changes in operating assets and liabilities...............         $(69,471)           $(24,671)           $(28,842)
                                                                      ===============     ===============     ===============

NOTE 22.  ACCOUNTING DEVELOPMENT

In June 1998, the Financial Accounting Standards Board issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. FAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect FAS 133 will have on the earnings and financial position of the Company.

NOTE 23.  SUBSEQUENT EVENTS (UNAUDITED)

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

Ashland Inc., which owns approximately 58% of the outstanding common stock of the Company, announced on March 16, 2000 that its Board of Directors has declared a taxable distribution of approximately 17.4 million of its 22.1 million shares of the Company's common stock. The distribution will be in the form of a taxable dividend, to be distributed on or around March 27, 2000 to Ashland's stockholders of record as of March 24, 2000. Ashland also confirmed that it plans to dispose of its remaining 4.7 million shares of the Company's common stock in a tax efficient manner after the distribution, subject to then-existing market conditions.

Subsequent to December 31, 1999, the Company's Board of Directors adopted a stockholder rights plan under which preferred share purchase rights ("Rights") are to be distributed as a dividend to holders of Company common stock on March 20, 2000 (the "Record Date"). The Rights will become exercisable only if a person or group (other than certain affiliated entities, including Ashland Inc., except in certain circumstances, an "Acquiring Person")

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

acquires 20% or more of the Company common stock or announces a tender or exchange offer which would result in the Acquiring Person becoming the beneficial owner of 20% or more of the Company's outstanding shares of common stock. When exercisable, each Right entitles the holder to purchase 1/100 of a share of a series of junior participating preferred stock at an exercise price of $42 per 1/100 of a share, or in certain circumstances, will allow the holder (except for the Acquiring Person) to purchase common stock from the Company or voting stock of the Acquiring Person at one-half the then current market price. At its option, the Company's Board may allow holders (except for the Acquiring Person) to exchange their Rights for Company common stock. The Rights will expire on March 20, 2010, subject to earlier redemption by the Company.

NOTE 24.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial data for 1999 and 1998 is summarized below:

                                             March 31               June 30              Sept. 30                Dec. 31
                                         --------------          -------------       -------------          --------------
1999:
Coal sales, equity income and
      other revenues...................        $421,126               $391,292            $382,236               $ 372,728
   Income (loss) from operations.......          13,983/(1)/            20,739              12,602                (374,350)/(3)/
   Income (loss) before cumulative
      effect of accounting change......          (2,380)                 2,459              (1,820)               (348,352)
   Net income (loss)...................           1,433/(2)/             2,459              (1,820)               (348,352)
   Basic and diluted earnings (loss)
    per common share before cumulative
    effect of accounting change/(7)/...           (0.06)                  0.06               (0.05)                  (9.12)
   Basic and diluted earnings (loss)
    per
      common share/(7)/................            0.04                   0.06               (0.05)                  (9.12)

1998:
   Coal sales, equity income and
      other revenues...................        $312,564/(4)/          $353,238            $424,123/(5)/          $ 415,710
   Income from operations..............          22,359                 27,450              23,909                  14,129/(6)/
   Income before extraordinary loss....          15,821                 14,999                 544                     137
   Net income..........................          15,821                 13,511                 544                     137
   Basic and diluted earnings per
      common share before extraordinary
      loss/(7)/........................            0.40                   0.38                0.01                    0.00
   Basic and diluted earnings per
      common share/(7)/................            0.40                   0.34                0.01                    0.00

     ______________

(1) During the first quarter of 1999, the Company recorded a charge of $6.5 million related to severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the shut-down of the Company's Dal-Tex operation.

(2) During the first quarter of 1999, the Company changed its depreciation method on preparation plants and loadouts and recorded a cumulative effect adjustment which increased income by $3.8 million (net of tax) from applying the new method for years prior to 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars, except per share data)

(3) During the fourth quarter of 1999, the Company recorded a one-time pre-tax charge of $364.6 million to write-down the assets at its Dal-Tex, Hobet 21 and Coal-Mac operations and write-down certain other coal reserves in central Appalachia and a $16.3 million pre-tax charge related to the restructuring of the Company's administrative work force and the closure of mines in Illinois, Kentucky and West Virginia.

(4) During the first quarter of 1998, the Company recorded gains on the sale of surplus land totaling $7.9 million.

(5) During the third quarter of 1998, the Company sold idle assets and reserves in eastern Kentucky for a gain of $18.5 million.

(6) During the fourth quarter of 1998, the Company sold its idle Big Sandy Terminal for a gain of $7.5 million. This was partially offset by a net unfavorable adjustment of $4.9 million associated with the Company's routine, periodic review of reclamation accruals.

(7) The sum of the quarterly earnings (loss) per common share amounts may not equal earnings (loss) per common share for the full year because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.

                                   PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 1, 2000, unless otherwise noted, concerning ownership of the outstanding Common Stock by those persons known to Arch Coal to be the beneficial owner of more than 5% of the total outstanding Common Stock; each Director or nominee for a Director; each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), unless such officer has resigned from his position; and all Directors and executive officers serving as of such date, as a group. Except as noted and for Common Stock acquired by means of dividend reinvestments under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan in respect of dividends that were paid to holders of record on March 6, 2000, the listed persons have no other right to acquire beneficial ownership of Common Stock exercisable within 60 days. Ashland owns Common Stock representing approximately 58% of the voting power of Arch Coal, and has the power to elect a majority of the Board of Directors. Pursuant to an Agreement between the Company, Ashland and Carboex, the Company has agreed to nominate for election as a Director of the Company a person designated by Carboex, and Ashland has agreed to vote sufficient shares of the Common Stock in a manner sufficient to cause the election of such nominee. Pursuant to such Agreement, Ashland will vote its shares of Common Stock in favor of the election of Mr. Ignacio Dominguez Urquijo as a Director. Each stockholder listed below has sole voting and dispositive power with respect to the Common Stock listed, unless otherwise noted.

                                                                                 NUMBER               PERCENT
                                                                                   OF                   OF
BENEFICIAL OWNER                                                                 SHARES                CLASS
----------------                                                                 ------                -----
Ashland Inc.........................................................            22,123,273             58.0%
   50 E. RiverCenter Boulevard
   P.O. Box 391
   Covington, Kentucky 41012
Hunt Coal Corporation...............................................             2,199,659              5.8
   5000 Thanksgiving Tower
   Dallas, Texas 75201
Philip W. Block/(1)/................................................            22,123,673             58.0
James R. Boyd/(1)/..................................................            22,128,273             58.0
Paul W. Chellgren/(1)/..............................................            22,131,878             58.0
J. Marvin Quin/(1)/.................................................            22,124,773             58.0
Ignacio Dominguez Urquijo/(2)/......................................             1,640,000              4.3
Thomas L. Feazell...................................................                   964/(3)/           *
Robert L. Hintz.....................................................                 1,000                *
Douglas H. Hunt.....................................................                 8,000                *
Steven F. Leer......................................................                50,429/(3)(4)/        *
James L. Parker/(5)/................................................             2,548,788              6.7
A. Michael Perry....................................................                 2,367                *
Theodore D. Sands...................................................                 5,000                *
Robert W. Shanks....................................................                14,670/(4)/           *
Kenneth G. Woodring.................................................                89,478/(3)(4)/        *
All directors and executive officers of the Company as a group (21
persons)............................................................            26,647,456/(6)/        69.8

____________________

      *Less than one percent of the outstanding shares.

/(1)/ Messrs. Block, Boyd, Chellgren, and Quin are executive officers of Ashland and to the extent they may be deemed to be control persons of Ashland, they may be deemed to be beneficial owners of shares of Common Stock owned by Ashland. Amounts include 22,123,273 shares of Common Stock beneficially owned by Ashland. Each of Messrs. Block, Boyd, Chellgren, and Quin disclaims beneficial ownership of such shares.
/(2)/ Mr. Dominguez is an executive officer of Carboex, and to the extent he may be deemed to be a control person of Carboex, he may be deemed to be a beneficial owner of shares of Common Stock owned by Carboex. Amount includes 1,640,000 shares of Common Stock beneficially owned by Carboex. Mr. Dominguez disclaims beneficial ownership of such shares.
/(3)/ Includes shares held jointly with such individual's spouse in the following amounts: Messrs. Feazell--100; Leer--1,000; and Woodring--2,500. /(4)/ Includes the following shares which such persons have or will have within
      60 days after March 1, 2000, the right to acquire upon the exercise of employee stock options: Messrs. Leer--43,336; Shanks--17,668; and Woodring--81,501.
/(5)/ Mr. Parker is an executive officer of Hunt Coal, and to the extent he may be deemed to be a control person of Hunt Coal, he may be deemed to be a beneficial owner of shares of Common Stock owned by Hunt Coal. Amount includes 2,199,659 shares of Common Stock beneficially owned by Hunt Coal. Mr. Parker disclaims ownership of such shares. Amount also includes 349,129 shares owned by a trust of which Mr. Parker is co-trustee.
/(6)/ Amount includes 22,123,273 shares beneficially owned by Ashland, as described in footnote (1) above; 1,640,000 shares beneficially owned by Carboex, as described in footnote (2) above; 2,199,659 shares beneficially owned by Hunt Coal, as described in footnote (5) above; 252,443 shares held subject to stock options; and 34,681 shares held by executive officers under Arch Coal's Employee Thrift Plan.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) A listing of the consolidated financial statements, notes and report of independent auditors are included in the response to Item 8 of this Report and are hereby incororated by reference:

          The following financial statements of Canyon Fuel Company, LLC are incorporated by reference to Exhibit 99 to the Annual Report on Form 10-K filed by the Registrant on March 17, 2000:

          Statements of Income--Years Ended December 31, 1999 and 1998 and the period from December 20, 1996 (inception) through December 31, 1997

          Balance Sheets--December 31, 1999 and 1998

          Statements of Members' Equity--Years Ended December 31, 1999 and 1998 and the period from December 20, 1996 (inception) through December 31, 1997

          Statements of Cash Flows--Years Ended December 31, 1999 and 1998 and the period from December 20, 1996 (inception) through December 31, 1997

          Notes to Financial Statements

  (a)(2) The following consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries is hereby incorporated by reference to the Registrant's Annual Report on Form 10-K filed by the Registrant on March 17, 2000:

          II--Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   (a)(3) Exhibits filed as part of this Report are as follows:

   2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
          Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
          1998)

   2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc. and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

   3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)

   3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt, L.L.C., each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

   4.9*** Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the
          Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000

   4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to
          Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15,
          1998)

   4.11 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

   4.12 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

   4.13 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a current report on Form 8-A filed on March 9, 2000)

   10.1 Coal Off-Take Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Carboex International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit
          10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.2 Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc. and Carboex S.A. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.3 Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and Carboex International, Ltd. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.4 Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Carboex International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)

   10.5 Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1, 1974, November 12, 1987, Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990, October 5, 1990 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 (Registration No.333-28149) filed on May 30, 1997)

   10.6 Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9, 1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993,
          August 4, 1994, October 1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.7 Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.8 Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995, filed by Ashland Coal, Inc., a subsidiary of the Company)

   10.9 Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.10 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.11 Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.12 Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.13 Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.14 Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated herein by reference to a Current Report on Form 8-K dated April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)

   10.15 Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to a Current Report on Form 8-K filed on February 14, 1990 by Ashland Coal, Inc., a subsidiary of the Company)

   10.16 Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to a Current Report on Form 8-K filed on February 14, 1990 by Ashland Coal, Inc., a subsidiary of the Company)

   10.17 Federal Coal Lease dated as of June 24, 1993 between the United States Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.18 Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.19 Federal Coal Lease dated as of July 19, 1997 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.20 Federal Coal Lease dated as of January 24, 1996 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.21 Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.22 Federal Coal Lease effective as of May 1, 1995 between the United States Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.24 Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30,
          1999)

   10.25 Employment Agreement between Arch Mineral Corporation and Steven F. Leer, dated March 1, 1992 (incorporated herein by reference to Exhibit
          10.12 to the Company's Registration Rights Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.26 Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-4 (Registration No.333-28149) filed on May 30, 1997)

   10.27 Arch Coal, Inc. 1998 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

   10.28 Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No.333-68131) filed on December 1, 1998)

   10.29 Arch Coal, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Annex E to Appendix A to the Proxy Statement/Prospectus forming part of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.30 Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)

   10.31 Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

     10.32 Second Amendment to the Arch Mineral Corporation Supplemental Retirement Plan effective January 1, 1998 (incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

     18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

     21***  Subsidiaries of the Company

     23.1   Consent of Ernst & Young LLP (filed herewith)

     24***  Power of Attorney

     27***  Financial Data Schedule

     99     Financial Statements of Canyon Fuel Company, LLC (filed herewith)
____________________

  * Exhibits 10.27, 10.28, 10.29, 10.30 and 10.32 are executive compensation plans.

 ** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

*** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 17, 2000.

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


                                  Arch Coal, Inc.
                                   (Registrant)


                                  By:         /s/ John W. Lorson
                                     ----------------------------------------
                                                  John W. Lorson
                                       Controller (Chief Accounting Officer)

Date:   February 8, 2001

                                ARCH COAL, INC.
                         ANNUAL REPORT ON FORM 10-K/A
                                 EXHIBIT INDEX


   2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
          Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
          1998)


   2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc. and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)


   3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)


   3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt, L.L.C., each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)


   4.9*** Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the
          Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000


   4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to
          Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15,
          1998)


   4.11 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc., Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

   4.12 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein. (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)


   4.13 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a current report on Form 8-A filed on March 9, 2000)


   10.1 Coal Off-Take Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Carboex International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit
          10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   10.2 Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc. and Carboex S.A. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   10.3 Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and Carboex International, Ltd. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   10.4 Shareholder Services Contract, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Carboex International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)


   10.5 Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1, 1974, November 12, 1987, Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990, October 5, 1990 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 (Registration No.333-28149) filed on May 30, 1997)


   10.6 Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9, 1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993,
          August 4, 1994, October 1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.7 Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)


   10.8 Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995, filed by Ashland Coal, Inc., a subsidiary of the Company)


   10.9 Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)


   10.10 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.11 Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.12 Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.13 Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.14 Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated herein by reference to a Current Report on Form 8-K dated April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)


   10.15 Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to a Current Report on Form 8-K filed on February 14, 1990 by Ashland Coal, Inc., a subsidiary of the Company)

   10.16 Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to a Current Report on Form 8-K filed on February 14, 1990 by Ashland Coal, Inc., a subsidiary of the Company)


   10.17 Federal Coal Lease dated as of June 24, 1993 between the United States Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.18 Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.19 Federal Coal Lease dated as of July 19, 1997 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.20 Federal Coal Lease dated as of January 24, 1996 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.21 Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.22 Federal Coal Lease effective as of May 1, 1995 between the United States Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   10.24 Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30,
          1999)


   10.25 Employment Agreement between Arch Mineral Corporation and Steven F. Leer, dated March 1, 1992 (incorporated herein by reference to Exhibit
          10.12 to the Company's Registration Rights Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   10.26 Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-4 (Registration No.333-28149) filed on May 30, 1997)


   10.27 Arch Coal, Inc. 1998 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)


   10.28 Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (Registration No.333-68131) filed on December 1, 1998)


   10.29 Arch Coal, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Annex E to Appendix A to the Proxy Statement/Prospectus forming part of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)


   10.30 Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
          1997)


   10.31 Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.32 Second Amendment to the Arch Mineral Corporation Supplemental Retirement Plan effective January 1, 1998 (incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)


   18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)


   21***  Subsidiaries of the Company


   23.1   Consent of Ernst & Young LLP (filed herewith)


   24***  Power of Attorney


   27***  Financial Data Schedule


   99     Financial Statements of Canyon Fuel Company, LLC (filed herewith)

____________________

  *Exhibits 10.27, 10.28, 10.29, 10.30 and 10.32 are executive compensation plans.

 **Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

***Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 17, 2000.