Form 10-Q/A
period 2000-03-31
ARCH COAL INC
filed 2001-02-08
CIK 1037676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________

                                  Form 10-Q/A

                               (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

     Commission file number 1-13105

                                ARCH COAL, INC.
            (Exact name of registrant as specified in its charter)


                   Delaware                             43-0921172
        (State or other jurisdiction of            Employer Identification No.)
        incorporation or organization)

CityPlace One, Suite 300, St. Louis, Missouri               63141
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

                                EXPLANATORY NOTE
                                ----------------


          This Form 10-Q/A amends and restates Items 1 and 2 of Part I - Financial Information and Item 6 of Part II - Other Information of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed by the Registrant on May 15, 2000. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the original report on Form 10-Q.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       ARCH COAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                               March 31,              December 31,
                                                                 2000                    1999
                                                         -----------------------------------------------
                                                              (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                                   $    3,088             $    3,283
  Trade accounts receivable                                      145,014                162,802
  Other receivables                                               24,494                 25,659
  Inventories                                                     63,573                 62,382
  Prepaid royalties                                                1,621                  1,310
  Deferred income taxes                                           21,600                 21,600
  Other                                                            8,784                  8,916
                                                              ----------             ----------
        Total current assets                                     268,174                285,952
                                                              ----------             ----------
Property, plant and equipment, net                             1,487,063              1,479,171
                                                              ----------             ----------
 Other assets
  Prepaid royalties                                               16,000                     --
  Coal supply agreements                                         142,192                151,978
  Deferred income taxes                                          187,142                182,500
  Investment in Canyon Fuel                                      211,191                199,760
  Other                                                           34,452                 33,013
                                                              ----------             ----------
        Total other assets                                       590,977                567,251
                                                              ----------             ----------
        Total assets                                          $2,346,214             $2,332,374
                                                              ==========             ==========
Liabilities and stockholders' equity
 Current liabilities
  Accounts payable                                            $  121,596             $  109,359
  Accrued expenses                                               159,631                145,561
  Current portion of debt                                         86,000                 86,000
                                                              ----------             ----------
        Total current liabilities                                367,227                340,920
  Long-term debt                                               1,106,093              1,094,993
  Accrued postretirement benefits other than pension             343,332                343,993
  Accrued reclamation and mine closure                           130,568                129,869
  Accrued workers' compensation                                   98,865                105,190
  Accrued pension cost                                            22,369                 22,445
  Other noncurrent liabilities                                    53,687                 53,669
                                                              ----------             ----------
        Total liabilities                                      2,122,141              2,091,079
                                                              ----------             ----------
 Stockholders' equity
  Common stock                                                       397                    397
  Paid-in capital                                                473,335                473,335
  Accumulated deficit                                           (230,688)              (213,466)
  Treasury stock, at cost                                        (18,971)               (18,971)
                                                              ----------             ----------
        Total stockholders' equity                               224,073                241,295
                                                              ----------             ----------
        Total liabilities and stockholders' equity            $2,346,214             $2,332,374
                                                              ==========             ==========

           See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                         ----------------------------
                                                                                            2000             1999
                                                                                         ----------        ----------
Revenues
 Coal sales                                                                               $ 344,399        $ 405,952
 Income from equity investment                                                                3,631            4,029
 Other revenues                                                                               9,771           11,145
                                                                                          ---------        ---------
                                                                                            357,801          421,126
                                                                                          ---------        ---------

Costs and expenses
 Cost of coal sales                                                                         329,985          379,920
 Selling, general and administrative expenses                                                 9,756           12,498
 Amortization of coal supply agreements                                                      10,096           10,622
 Other expenses                                                                               5,066            4,103
                                                                                          ---------        ---------
                                                                                            354,903          407,143
                                                                                          ---------        ---------
  Income from operations                                                                      2,898           13,983

Interest expense, net:
 Interest expense                                                                           (22,920)         (23,992)
 Interest income                                                                                295              329
                                                                                          ---------        ---------
                                                                                            (22,625)         (23,663)
                                                                                                           ---------
  Loss before income taxes and cumulative effect
    of accounting change                                                                    (19,727)          (9,680)
Benefit from income taxes                                                                    (4,700)          (7,300)
                                                                                          ---------        ---------
  Loss before cumulative effect of accounting change                                        (15,027)          (2,380)
Cumulative effect of accounting change, net of taxes                                              -            3,813
                                                                                          ---------        ---------
 Net income (loss)                                                                        $ (15,027)       $   1,433
                                                                                          =========        =========

Basic and diluted earnings (loss) per common share:
 Loss before cumulative effect of accounting change                                       $   (0.39)       $   (0.06)
 Cumulative effect of accounting change, net of taxes                                             -             0.10
                                                                                          ---------        ---------
Basic and diluted earnings (loss) per common share                                        $   (0.39)       $    0.04
                                                                                          =========        =========

Weighted average shares outstanding                                                          38,164           39,004
                                                                                          =========        =========

Dividends declared per share                                                              $  0.0575        $  0.1150
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

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                        --------------------------------------------
                                                                                               2000                     1999
                                                                                        -------------------      -------------------
Operating activities
Net income (loss)                                                                          $   (15,027)             $      1,433
Adjustments to reconcile to cash provided by operating activities:
 Depreciation, depletion and amortization                                                       51,769                    62,342
 Prepaid royalties expensed                                                                      1,590                     4,333
 Net gain on disposition of assets                                                              (2,343)                     (731)
 Income from equity investment                                                                  (3,631)                   (4,029)
 Distributions from (contributions to) equity investment                                        (7,800)                   50,742
 Cumulative effect of accounting change                                                              -                    (3,813)
 Changes in:
  Receivables                                                                                   18,953                   (54,112)
  Inventories                                                                                   (1,191)                   (9,782)
  Accounts payable and accrued expenses                                                         26,307                    38,929
  Income taxes                                                                                  (4,642)                   (7,548)
  Accrued postretirement benefits other than pension                                              (661)                    1,499
  Accrued reclamation and mine closure                                                             699                     1,714
  Accrued workers' compensation benefits                                                        (6,325)                     (630)
  Other                                                                                         (1,711)                    6,449
                                                                                           -----------                -----------
 Cash provided by operating activities                                                          55,987                    86,796
                                                                                           -----------                -----------

Investing activities
Additions to property, plant and equipment                                                     (50,129)                  (22,245)
Proceeds from dispositions of property, plant and equipment                                      2,942                    13,272
Proceeds from coal supply agreements                                                                 -                    14,874
Additions to prepaid royalties                                                                 (17,901)                  (19,348)
                                                                                           -----------                ----------
 Cash used in investing activities                                                             (65,088)                  (13,447)
                                                                                           -----------                ----------

Financing activities
Net payments on revolver and lines of credit                                                    11,101                   (65,159)
Payment on term loans                                                                                -                   (15,745)
Dividends paid                                                                                  (2,195)                   (4,447)
Purchases of treasury stock                                                                          -                    (7,886)
                                                                                           -----------                ----------
 Cash provided by (used) in financing activities                                                 8,906                   (93,237)
                                                                                           -----------                ----------
Decrease in cash and cash equivalents                                                             (195)                  (19,888)
Cash and cash equivalents, beginning of period                                                   3,283                    27,414
                                                                                           -----------                ----------

Cash and cash equivalents, end of period                                                   $     3,088                $    7,526
                                                                                           ===========                ==========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (UNAUDITED)

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

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                               Three Months Ended
                                                    March 31,
                                             ---------------------
     Condensed Income Statement Information     2000        1999
     --------------------------------------  ---------    --------
                                                 (in thousands)
     Revenues                                $  65,292    $ 58,381
     Total costs and expenses                   61,227      53,242
                                             ---------    --------
     Net income                              $   4,065    $  5,139
                                             =========    ========

     65% of Canyon Fuel net income           $   2,642    $  3,340
     Effect of purchase adjustments                989         689
                                             ---------    --------
     Arch Coal's income from its equity
        investment in Canyon Fuel            $   3,631    $  4,029
                                             =========    ========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                  March 31,     December 31,
                                    2000           1999
                                  ---------     ------------
                                     (in thousands)

     Coal                         $  30,279     $     28,183
     Repair parts and supplies       33,294           34,199
                                  ---------     ------------
                                  $  63,573     $     62,382
                                  =========     ============

Note E - Debt

Debt consists of the following:

                                                           March 31,                 December 31,
                                                             2000                        1999
                                                     ---------------------     -----------------------
                                                                       (in thousands)

     Indebtedness to banks under lines of credit        $            1,100        $                  -
     Indebtedness to banks under revolving credit
        agreement, expiring May 31, 2003                           375,000                     365,000
     Variable rate term loan payable quarterly
        from July 1, 2001 through May 31, 2003                     135,000                     135,000
     Variable rate term loan payable May 31, 2003                  675,000                     675,000
     Other                                                           5,993                       5,993
                                                     ---------------------     -----------------------
                                                                 1,192,093                   1,180,993
     Less current portion                                           86,000                      86,000
                                                     ---------------------     -----------------------
     Long-term debt                                     $        1,106,093        $          1,094,993
                                                     =====================     =======================

In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under these credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western and which distribution represented part of the purchase price of the ARCO operations. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At March 31, 2000, the Company's debt is approximately 84% of capital employed.

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

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of March 31, 2000 is $4.5 million (included in other noncurrent liabilities), of which $2.5 million relates to a settlement with the U.S. Department of the Interior associated with the 1996 impoundment failure at Lone Mountain. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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


                                                                                      Utilized
                                                                                    During First          Balance at
                                        1999                Utilized in               Quarter              March 31,
(in thousands)                         Charge                  1999                     2000                 2000
----------------------------------------------------------------------------------------------------------------------
Employee costs                          $  7,354            $    704                $    3,730            $    2,919
Obligations for non-cancelable
   lease payments                          9,858                 484                     8,366                 1,009
Reclamation liabilities                    3,667               1,200                       310                 2,157
Depreciation acceleration                  2,172               2,172                         -                     -
                                    ----------------------------------------------------------------------------------
                                        $ 23,051            $  4,560                $   12,406            $    6,085
                                    ==================================================================================

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

                                                                       Three Months Ended
                                                                            March 31,
                                                         --------------------------------------------
                                                                2000                      1999
                                                         ------------------        ------------------
                                                             (in thousands, except per share data)
Numerator:
     Loss before extraordinary item and
        cumulative effect of accounting change             $      (15,027)           $        (2,380)
     Cumulative effect of accounting change, net of taxes               -                      3,813
                                                         ----------------          -----------------
           Net income (loss)                               $      (15,027)           $         1,433
                                                         ================          =================
Denominator:
     Weighted average shares - denominator for basic               38,164                     39,004
     Dilutive effect of employee stock options                          -                          -
                                                         ----------------          -----------------
     Adjusted weighted average shares - denominator
        for diluted                                                38,164                     39,004
                                                         ================          =================
Basic and diluted loss per common share before
   cumulative effect of accounting change                  $         (.39)           $          (.06)
                                                         ================          =================
Basic and diluted earnings (loss) per common share         $         (.39)           $           .04
                                                         =================         =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This amendment to quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements in the "Outlook" and "Liquidity and Capital Resources" sections below. Words such as "anticipates," "believes," "estimates," "expects," "is likely," "predicts," "may" and variations of such words and similar expressions are intended to identify such forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such statements will be achieved. Important factors which could cause actual results to differ materially from those contained in such statements are discussed in the "Contingencies" and "Certain Trends and Uncertainties" sections below.

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

Excluding the loss from operations resulting from the temporary idling of the West Elk mine described above, income from operations increased $.8 million for the quarter ended March 31, 2000 when compared to the same period in the prior year. The increase is attributable to improved performance at several of the Company's mines which resulted from the Company's continued focus on reducing costs and improving productivity, and reduced costs in the current quarter resulting from the closure of the Dal-Tex operation in July 1999. This was partially offset by continuing difficult market conditions that prevailed in U.S. coal markets during the quarter along with increased fuel costs experienced in the current quarter. Income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong first quarter and the contribution of $13.1 million to the Company's income from operations, results were below the $16.3 million of income from operations from the first quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. The Mountaineer Mine contributed 13% and 12% of the Company's coal sales revenue in the quarter ended March 31, 2000 and 1999, respectively. Other factors that affected quarter to quarter comparisons of income from operations included production shortfalls, deterioration of mining conditions and resulting lower income contributions from the Company's Dal-Tex mine complex during the first quarter of 1999 which culminated in the idling of that operation on July 23, 1999. As a result of the idling, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the idling (see additional discussion below).

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

Adjusted EBITDA is income (loss) from operations before the effect of changes in accounting principles and extraordinary items; merger-related costs, unusual items, asset impairment and restructuring charges; net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $63.6 million for the current quarter compared to $86.0 million for the first quarter of 1999.
The decrease in Adjusted EBITDA was primarily attributable to the temporary idling of the West Elk mine and Mingo Logan's performance, as described above. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under U.S. generally accepted accounting principles.

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

Low-Sulfur Coal Producer. Despite the current weak market and other ongoing challenges facing the coal industry, the Company continues to believe that it is uniquely positioned to capitalize on the continuing growth in demand for electricity. With Phase II of the Clean Air Act in effect, the Company believes that in the long term, compliance coal will command a premium in the marketplace. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of Arch's western coal production and approximately half of its eastern production is compliance quality.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2000 and 1999:

                                             2000                    1999
                                      ------------------      ------------------
                                                     (in thousands)
Cash provided by (used in):
   Operating activities               $    55,987              $    86,796
   Investing activities                   (65,088)                 (13,447)
   Financing activities                     8,906                  (93,237)

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

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
      Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
      1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1*  Amended and Restated Certificate of Incorporation of Arch Coal, Inc.

3.2*  Amended and Restated Bylaws of Arch Coal, Inc.

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd. Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by referenced to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on
      Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan

      Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc. Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.12 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

4.13 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27*   Financial Data Schedule

_________________________

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.

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


                                                  ARCH COAL, INC.
                                                  ---------------
                                                  (Registrant)

Date: February 8, 2001                              /s/ John W. Lorson
                                                  ---------------------
                                                  John W. Lorson
                                                  Controller
                                                  (Chief Accounting Officer)

                                ARCH COAL, INC.
                  FORM 10-Q/A FOR QUARTER ENDED MARCH 31, 2000

                               INDEX TO EXHIBITS

2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
      Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
      1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1*  Amended and Restated Certificate of Incorporation of Arch Coal, Inc.

3.2*  Amended and Restated Bylaws of Arch Coal, Inc.

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd. Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by referenced to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on
      Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as

      Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Omnibus Amendment Agreement dated as of June 1, 1998 in respect to Arch Coal Trust no. 1998-1, Parent Guaranty and Suretyship Agreement, Lease Intended as Security, Subsidiary Guaranty and Suretyship Agreement, each dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company, Hobet Mining, Inc. Arch Coal, Inc., Great-West Life & Annuity Insurance Company, Bank of Montreal, Barclays Bank, PLC, First Union National Bank, BA Leasing and Capital Corporation, First Security Bank, National Association, Arch Coal Sales Company, Inc., Ark Land Company and Mingo Logan Coal Company (incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.12 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

4.13 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27*   Financial Data Schedule

_________________________

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.