Form 10-Q/A
period 2000-06-30
ARCH COAL INC
filed 2001-02-08
CIK 1037676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          --------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ----

At August 1, 2000, there were 38,164,482 shares of registrant's common stock outstanding.

                               EXPLANATORY NOTE
                               ----------------

          This Form 10-Q/A amends and restates Items 1 and 2 of Part I - Financial Information and Item 6 of Part II - Other Information of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 as filed by the Registration on August 4, 2000. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the original report on Form 10-Q.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       ARCH COAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                   June 30,     December 31,
                                                    2000            1999
                                                ----------------------------
                                                 (Unaudited)
Assets
 Current assets
  Cash and cash equivalents                      $    1,882     $    3,283
  Trade accounts receivable                         134,234        162,802
  Other receivables                                  24,115         25,659
  Inventories                                        61,616         62,382
  Prepaid royalties                                   2,551          1,310
  Deferred income taxes                              21,600         21,600
  Other                                               8,431          8,916
                                                 ----------     ----------
        Total current assets                        254,429        285,952
                                                 ----------     ----------

Property, plant and equipment, net                1,472,390      1,479,171
                                                 ----------     ----------

 Other assets
  Prepaid royalties                                  16,000             --
  Coal supply agreements                            132,585        151,978
  Deferred income taxes                             187,843        182,500
  Investment in Canyon Fuel                         192,222        199,760
  Other                                              33,290         33,013
                                                 ----------     ----------
        Total other assets                          561,940        567,251
                                                 ----------     ----------
        Total assets                             $2,288,759     $2,332,374
                                                 ==========     ==========

Liabilities and stockholders' equity
 Current liabilities
  Accounts payable                               $  106,564     $  109,359
  Accrued expenses                                  156,959        145,561
  Current portion of debt                            86,000         86,000
                                                 ----------     ----------
        Total current liabilities                   349,523        340,920
  Long-term debt                                  1,087,568      1,094,993
  Accrued postretirement benefits other than
   pension                                          343,833        343,993
  Accrued reclamation and mine closure              118,947        129,869
  Accrued workers' compensation                      98,505        105,190
  Accrued pension cost                               21,334         22,445
  Other noncurrent liabilities                       49,295         53,669
                                                 ----------     ----------
        Total liabilities                         2,069,005      2,091,079
                                                 ----------     ----------

 Stockholders' equity
  Common stock                                          397            397
  Paid-in capital                                   473,335        473,335
  Accumulated deficit                              (235,007)      (213,466)
  Treasury stock, at cost                           (18,971)       (18,971)
                                                 ----------     ----------
        Total stockholders' equity                 (219,754)       241,295
                                                 ----------     ----------
        Total liabilities and stockholders'
         equity                                  $2,288,759     $2,332,374
                                                 ==========     ==========

           See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                          --------------------      --------------------
                                                            2000        1999          2000        1999
                                                          --------    --------      --------    --------
Revenues
 Coal sales                                               $322,298    $379,730      $666,697    $785,682
 Income (loss) from equity investment                        1,761        (447)        5,392       3,582
 Other revenues                                             16,094      12,009        25,865      23,154
                                                          --------    --------      --------    --------
                                                           340,153     391,292       697,954     812,418
                                                          --------    --------      --------    --------

Costs and expenses
 Cost of coal sales                                        297,132     347,537       627,117     727,457
 Selling, general and administrative expenses               10,904       9,880        20,660      22,377
 Amortization of coal supply agreements                      9,607       8,957        19,703      19,579
 Other expenses                                              2,544       4,179         7,610       8,282
                                                          --------    --------      --------    --------
                                                           320,187     370,553       675,090     777,695
                                                          --------    --------      --------    --------
  Income from operations                                    19,966      20,739        22,864      34,723

Interest expense, net:
 Interest expense                                          (23,195)    (22,714)      (46,115)    (46,706)
 Interest income                                               404         334           699         662
                                                          --------    --------      --------    --------
                                                           (22,791)    (22,380)      (45,416)    (46,044)
                                                          --------    --------      --------    --------
  Loss before income taxes and cumulative effect
    of accounting change                                    (2,825)     (1,641)      (22,552)    (11,321)
Benefit from income taxes                                     (700)     (4,100)       (5,400)     11,400
                                                          --------    --------      --------    --------
  Income (loss) before cumulative effect of
    accounting change                                       (2,125)      2,459       (17,152)         79
Cumulative effect of accounting change, net of taxes           - -         - -           - -       3,813
                                                          --------    --------      --------    --------
 Net income (loss)                                        $ (2,125)   $  2,459      $(17,152)   $  3,892
                                                          ========    ========      ========    ========

Basic and diluted earnings (loss) per common share:
 Loss before cumulative effect of accounting change       $  (0.06)   $   0.06      $  (0.45)  $     - -
 Cumulative effect of accounting change, net of taxes          - -         - -           - -        0.10
                                                          --------    --------      --------    --------
Basic and diluted earnings (loss) per common share        $  (0.06)   $   0.06      $  (0.45)   $   0.10
                                                          ========    ========      ========    ========

Weighted average shares outstanding                         38,164      38,207        38,164      38,603
                                                          ========    ========      ========    ========

Dividends declared per share                              $ 0.0575    $  0.115      $  0.115    $  0.230
                                                          ========    ========      ========    ========

           See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                        --------------------------------------------
                                                                                                2000                     1999
                                                                                        -------------------      -------------------
Operating activities
Net income (loss)                                                                             $ (17,152)              $   3,892
Adjustments to reconcile to cash provided by operating activities:
 Depreciation, depletion and amortization                                                       103,153                 120,947
 Prepaid royalties expensed                                                                       3,601                   8,763
 Net gain on disposition of assets                                                              (10,696)                 (4,789)
 Income from equity investment                                                                   (5,392)                 (3,582)
 Net distributions from equity investment                                                        12,929                  59,842
 Cumulative effect of accounting change                                                               -                  (3,813)
 Changes in:
  Receivables                                                                                    30,112                  13,180
  Inventories                                                                                       766                 (11,889)
  Accounts payable and accrued expenses                                                           8,603                 (14,089)
  Income taxes                                                                                   (5,343)                (20,307)
  Accrued postretirement benefits other than pension                                               (160)                    827
  Accrued reclamation and mine closure                                                          (10,922)                   (353)
  Accrued workers' compensation benefits                                                         (6,685)                   (883)
  Other                                                                                          (5,620)                  5,704
                                                                                              ---------               ---------
 Cash provided by operating activities                                                           97,194                 153,450
                                                                                              ---------               ---------

Investing activities
Additions to property, plant and equipment                                                      (92,011)                (53,586)
Proceeds from dispositions of property, plant and equipment                                      12,720                  19,309
Proceeds from coal supply agreements                                                                  -                  14,067
Additions to prepaid royalties                                                                  (20,842)                (21,156)
                                                                                              ---------               ---------
 Cash used in investing activities                                                             (100,133)                (41,366)
                                                                                              ---------               ---------
Financing activities
Net payments on revolver and lines of credit                                                     (7,425)                (69,674)
Payments on term loans                                                                                -                 (31,141)
Proceeds from sale and leaseback of equipment                                                    13,352                       -
Dividends paid                                                                                   (4,389)                 (8,829)
Proceeds from sale of treasury stock                                                                  -                   2,535
Purchases of treasury stock                                                                           -                 (15,349)
                                                                                              ---------               ---------
 Cash provided by (used in) financing activities                                                  1,538                (122,458)
                                                                                              ---------               ---------
Decrease in cash and cash equivalents                                                            (1,401)                (10,374)
Cash and cash equivalents, beginning of period                                                    3,283                  27,414
                                                                                              ---------               ---------
Cash and cash equivalents, end of period                                                      $   1,882               $  17,040
                                                                                              =========               =========

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

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                   -----------------------------------      -----------------------------------
Condensed Income Statement Information                   2000                1999                 2000                1999
----------------------------------------------     ---------------     ---------------      ---------------     ---------------
                                                                                   (in thousands)
   Revenues                                             $60,407             $58,490             $125,699            $116,872
   Total costs and expenses                              58,381              59,863              119,609             113,107
                                                   ------------        ------------         ------------        ------------
   Net income (loss)                                    $ 2,026             $(1,373)            $  6,090            $  3,765
                                                   ============        ============         ============        ============

   65% of Canyon Fuel net income (loss)                 $ 1,317             $  (892)            $  3,959            $  2,447
   Effect of purchase adjustments                           444                 445                1,433               1,135
                                                   ------------        ------------         ------------        ------------
   Arch Coal's income (loss) from its equity
      investment in Canyon Fuel                         $ 1,761             $  (447)            $  5,392            $  3,582
                                                   ============        ============         ============        ============

The Company's income (loss) from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                                            June 30,              December 31,
                                                              2000                   1999
                                                     --------------------     ------------------
                                                                    (in thousands)
   Coal                                                           $29,334                $28,183
   Repair parts and supplies                                       32,282                 34,199
                                                     --------------------     ------------------
                                                                  $61,616                $62,382
                                                     ====================     ==================

Note E - Debt

Debt consists of the following:

                                                           June 30,              December 31,
                                                             2000                    1999
                                                     -------------------     ------------------
                                                                    (in thousands)
   Indebtedness to banks under revolving credit
      agreement, expiring May 31, 2003                        $  358,000             $  365,000
   Variable rate term loan payable quarterly
      from July 1, 2001 through May 31, 2003                     135,000                135,000
   Variable rate term loan payable May 31, 2003                  675,000                675,000
   Other                                                           5,568                  5,993
                                                     -------------------     ------------------
                                                               1,173,568              1,180,993
   Less current portion                                           86,000                 86,000
                                                     -------------------     ------------------
   Long-term debt                                             $1,087,568             $1,094,993
                                                     ===================     ==================

In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western, the entity owning the right to the coal reserves and operating assets acquired in the Arch Western transaction, and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. Borrowings under these credit facilities were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the

Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western and which distribution represented part of the purchase price for the ARCO coal operations. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At June 30, 2000, the Company's debt is approximately 84% of capital employed.

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

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of June 30, 2000 is $4.6 million (included in other noncurrent liabilities), of which $2.5 million relates to a settlement with the U.S. Department of the Interior associated with the 1996 impoundment failure at Lone Mountain. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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


                                                                         Utilized      Utilized During
                                        1999        Utilized in        During First     Second Quarter       Balance at
(in thousands)                         Charge          1999            Quarter 2000          2000          June 30, 2000
-------------------------------------------------------------------------------------------------------------------------
Employee costs                             $ 7,354            $  704          $ 3,730            $1,053            $1,867
Obligations for non-cancelable
   lease payments                            9,858               484            8,366               174               834
Reclamation liabilities                      3,667             1,200              310               137             2,020
Depreciation acceleration                    2,172             2,172                -                 -                 -
                                 ----------------------------------------------------------------------------------------
                                           $23,051            $4,560          $12,406            $1,364            $4,721
                                 ========================================================================================

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

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                      2000           1999            2000              1999
                                                                   -----------------------         --------------------------
                                                                                  (in thousands, except per share data)
Numerator:
   Income (loss) before extraordinary item and
      cumulative effect of accounting change                       $(2,125)        $ 2,459         $(17,152)           $    79
   Cumulative effect of accounting change, net of taxes                  -               -                -              3,813
         Net income (loss)                                         $(2,125)        $ 2,459         $(17,152)           $ 3,892
Denominator:
   Weighted average shares - denominator for basic                  38,164          38,207           38,164             38,603
   Dilutive effect of employee stock options                             -              89                -                 77
   Adjusted weighted average shares - denominator
      for diluted                                                   38,164          38,296           38,164             38,680
Basic and diluted loss per common share before
   cumulative effect of accounting change                          $  (.06)        $   .06         $   (.45)           $   .00
Basic and diluted earnings (loss) per common share                 $  (.06)        $   .06         $   (.45)           $   .10

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared
 to Quarter Ended June 30, 1999

The Company incurred a net loss of $2.1 million for the quarter ended June 30, 2000 compared to net income of $2.5 million for the quarter ended June 30, 1999. Results for the quarter were adversely impacted by the continued idling of the West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gases in a portion of the mine. During the current quarter, the mine had no coal sales and incurred an operating loss of $22.3 million (excluding insurance recoveries) compared to $27.2 million of coal sales and $4.8 million of operating income during the quarter ended June 30, 1999. Offsetting a portion of the loss at the West Elk mine was a $12.0 million pre-tax partial insurance payment received as part of the Company's coverage under its property and business interruption insurance policy. Also, as a result of recent permit revisions at its idle mine properties in Illinois, the Company reviewed and reduced its reclamation liability at that location by $7.8 million during the quarter. In addition, the IRS issued a notice during the current quarter outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of pre-tax income related to these excise tax recoveries.

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

Excluding the period over period decrease in income from operations resulting from the temporary idling of the West Elk mine, the partial insurance payment, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $6.2 million for the quarter ended June 30, 2000 when compared to the same period in the prior year. The decrease is attributable to the continuing difficult market conditions that prevailed in U.S. coal markets during the quarter along with increased fuel costs that were up over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong second quarter and the contribution of $9.0 million of income from operations, results were below the $11.6 million of income from operations from the second quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. The Mountaineer Mine contributed 13% and 12% of the Company's coal sales revenues in
the quarter ended June 30, 2000 and 1999, respectively.   Lone Mountain also
experienced reduced income from operations caused by adverse mining conditions which reduced production at the mine and also caused increased mining expenses. Partially offsetting the decrease in income from operations was ongoing improved performance at several other of the Company's mines caused in part by the continued Company focus on reducing costs and improving productivity, as well as reduced costs in the current quarter resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex operation incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. Other factors that affected quarter to quarter comparisons were several sales of surplus land which resulted in a gain of $3.5 million during the current quarter. During the quarter ended June 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $2.5 million to the prior quarter's results.

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

Six Months Ended June 30, 2000 Compared
  to Six Months Ended June 30, 1999

The Company incurred a net loss of $17.2 million for the six months ended June 30, 2000 compared to net income of $3.9 million for the six months ended June 30, 1999. Results for the six months ended June 30, 2000 were adversely impacted by the temporary idling of the West Elk mine in Gunnison County, Colorado. The mine was idled on January 28, 2000, following the detection of combustion gases in a portion of the mine. During the six months ended June 30, 2000, the mine contributed $8.9 million of coal sales and incurred an operating loss of $34.1 million (excluding insurance recoveries) compared to $54.5 million of coal sales and $6.3 million of operating income during the six months ended June 30, 1999. Offsetting a portion of the loss at the West Elk mine was a $12.0 million pre-tax partial insurance payment received as part of the Company's coverage under its property and business interruption insurance policy. Also, as a result of recent permit revisions at its idle mine properties in Illinois, the Company reviewed and reduced its reclamation liability at that location by $7.8 million during the current period. In addition, the IRS issued a notice during the current period outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of pre-tax income related to these excise tax recoveries.

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

Excluding the decrease in income from operations resulting from the temporary idling of the West Elk mine from the prior year, the partial insurance payment, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $3.9 million for the six months ended June 30, 2000 when compared to the same period in the prior year. The decrease is attributable to the continuing difficult market conditions that prevailed in U.S. coal markets during the period along with increased fuel costs that were up over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite another strong six months and the contribution of $22.1 million of income from operations, results were below the $28.0 million of income from operations from the six months ended June 30, 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the Alma seam operation. The Mountaineer Mine contributed 13% and 12% of the Company's coal sales revenue in the six months ended June 30, 2000 and 1999, respectively. Partially offsetting the decrease in income from operations was ongoing improved performance at several other of the Company's mines caused in part by the continued Company focus on reducing costs and improving productivity and reduced costs in the current period resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex complex incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. As a result of the closing, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the closure. Other factors that affected period to period comparisons were several sales of surplus land which resulted in a gain of $4.1 million during the current period. During the six months ended June 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $4.0 million to the prior period's results.

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

The Company continues to take steps to match its production levels to market needs. The Company has substantially reduced production at its Coal Creek surface mine in Campbell County, Wyoming and plans to idle the mine in the third quarter. The planned idling is not expected to have a material impact on the Company's revenues or results of operations. The Company also plans to maintain a production level of approximately 60 million tons from its Black Thunder mine near Gillette, Wyoming. Demand for Powder River Basin coal has more than doubled in the past decade. The Company is optimistic that the continuing increase in demand, coupled with its recent actions, will be reflected by stronger prices for PRB coal in the future.

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

The Company is aggressively pursuing cost savings. In addition to the corporate-wide restructuring in late 1999 that the Company believes will likely result in a reduction in operating costs for the current and future years, the Company recently initiated a cost reduction effort targeting key cost drivers at each of its captive mines. The

Company is also exploring Internet-based solutions that could reduce costs, especially in the procurement area.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2000 and 1999:

                                                             2000                     1999
                                                      -------------------      ------------------
                                                                     (in thousands)
   Cash provided by (used in):
      Operating activities                                 $  97,194               $ 153,450
      Investing activities                                  (100,133)                (41,366)
      Financing activities                                     1,538                (122,458)

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

Customers. In July 1997, the EPA proposed that twenty-two eastern states, including states in which many of the Company's customers are located, make substantial reductions in NOx emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their NOx emissions to a level of 0.15 pounds of NOx per million Btu's of energy consumed. Many of the states sued the EPA in the U.S. Court of Appeals for the District of Columbia Circuit to challenge the new standard. In June 2000, the court upheld the standard, but did not determine the timeframe within which the standard must be implemented. To achieve the new standard, power plants may be required to install reasonably available control technology ("RACT") and additional control measures. The installation of such measures would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on
      Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

10.1* Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated
      June 5, 2000

10.2* Form of Retention Agreement between Arch Coal, Inc. and each of its
      Executive Officers (other than its Chief Executive Officer), dated June 5, 2000

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27*   Financial Data Schedule

_________________________
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 4, 2000.

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


                                       ARCH COAL, INC.
                                       ---------------
                                       (Registrant)

Date: February 8, 2001                  /s/ John W. Lorson
                                       ---------------------
                                       John W. Lorson
                                       Controller
                                       (Chief Accounting Officer)

                                Arch Coal, Inc.
                  Form 10-Q/A for Quarter Ended June 30, 2000

                               INDEX TO EXHIBITS


2.1 Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to
       Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 15,
       1998)

2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition Corporation, Atlantic Richfield Company, Delta Housing, Inc., and Arch Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd. Ashland, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Agreement for Termination of the Arch Mineral Corporation Voting Agreement and for Nomination of Directors, dated as of April 4, 1997, among Hunt Coal Corporation, Petro-Hunt Corporation, each of the trusts listed on Schedule I thereto, Ashland Inc. and Arch Mineral Corporation (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.8 $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.9 Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Year Ended December 31,
       1999)

4.10 $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

4.11 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

10.1* Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated June 5, 2000

10.2* Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive Officer), dated June 5, 2000

18 Preferability Letter of Ernst & Young LLP dated May 11, 1999 (incorporated herein by reference to Exhibit 18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

27*    Financial Data Schedule

_________________________
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 4, 2000.