Form 10-Q/A
period 2000-09-30
ARCH COAL INC
filed 2001-02-08
CIK 1037676

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               ----------------

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

                                EXPLANATORY NOTE
                                ----------------

          This Form 10-Q/A amends and restates Items 1 and 2 of Part I - Financial Information and Item 6 of Part II - Other Information of the Registration's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as filed by the Registrant on November 14, 2000. No other information included in the original report on Form 10-Q is amended by this form 10-Q/A to reflect any information or events subsequent to the filing of the original Form 10-Q.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ARCH COAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            September 30                  December 31,
                                                               2000                          1999
                                                         ----------------             -----------------
                                                            Unaudited)
Assets
 Current assets
  Cash and cash equivalents                                    $    1,553                   $    3,283
  Trade accounts receivable                                       152,250                      162,802
  Other receivables                                                27,422                       25,659
  Inventories                                                      54,546                       62,382
  Prepaid royalties                                                 2,629                        1,310
  Deferred income taxes                                            21,600                       21,600
  Other                                                             8,716                        8,916
                                                         ----------------             ----------------
       Total current assets                                       268,716                      285,952
                                                         ----------------             ----------------

 Property, plant and equipment, net                             1,443,322                    1,479,171
                                                         ----------------             ----------------
 Other assets
  Prepaid royalties                                                16,000                           --
  Coal supply agreements                                          121,498                      151,978
  Deferred income taxes                                           188,271                      182,500
  Investment in Canyon Fuel                                       191,124                      199,760
  Other                                                            31,549                       33,013
                                                         ----------------             ----------------
       Total other assets                                         548,442                      567,251
                                                         ----------------             ----------------
       Total assets                                            $2,260,480                   $2,332,374
                                                         ================             ================

Liabilities and stockholders' equity
 Current liabilities
  Accounts payable                                             $  112,576                   $  109,359
  Accrued expenses                                                163,938                      145,561
  Current portion of debt                                          86,000                       86,000
                                                         ----------------             ----------------
       Total current liabilities                                  362,514                      340,920
 Long-term debt                                                 1,066,216                    1,094,993
 Accrued postretirement benefits other than pension               345,097                      343,993
 Accrued reclamation and mine closure                             115,091                      129,869
 Accrued workers' compensation                                     96,896                      105,190
 Accrued pension cost                                              18,204                       22,445
 Other noncurrent liabilities                                      44,101                       53,669
                                                         ----------------             ----------------
       Total liabilities                                        2,048,119                    2,091,079
                                                         ----------------             ----------------
Stockholders' equity
 Common stock                                                         397                          397
 Paid-in-capital                                                  473,335                      473,335
 Retained deficit                                                (242,400)                    (213,466)
 Treasury stock, at cost                                          (18,971)                     (18,971)
                                                         ---------------------------------------------
       Total stockholders' equity                                 212,361                      241,295
                                                         ---------------------------------------------
       Total liabilities and stockholders' equity              $2,260,480                   $2,332,374
                                                         ================             ================

           See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30                       September 30
                                                              -------------------------------   ---------------------------------
                                                                   2000             1999              2000              1999
                                                              --------------   --------------   ---------------   ---------------
Revenues
 Coal sales                                                         $343,405         $368,195        $1,010,102        $1,153,877
 Income from equity investment                                         3,452            3,960             8,844             7,542
 Other revenues                                                       12,432           10,081            38,297            33,235
                                                              --------------   --------------   ---------------   ---------------
                                                                     359,289          382,236         1,057,243         1,194,654
                                                              --------------   --------------   ---------------   ---------------

Costs and expenses
 Cost of coal sales                                                  319,500          343,731           946,617         1,071,187
 Selling, general and administrative expenses                          8,951           10,811            29,611            33,188
 Amortization of coal supply agreements                               11,087            9,315            30,790            28,894
 Other expenses                                                        3,900            5,777            11,510            14,060
                                                              --------------   --------------   ---------------   ---------------
                                                                     343,438          369,634         1,018,528         1,147,329
                                                              --------------   --------------   ---------------   ---------------
  Income from operations                                              15,851           12,602            38,715            47,325

 Interest expense, net
  Interest expense                                                   (23,172)         (21,739)          (69,287)          (68,445)
  Interest income                                                        423              317             1,122               979
                                                              --------------   --------------   ---------------   ---------------
                                                                     (22,749)         (21,422)          (68,165)          (67,466)
                                                              --------------   --------------   ---------------   ---------------

   Loss before income taxes and cumulative effect of
    accounting change                                                 (6,898)          (8,820)          (29,450)          (20,141)
 Benefit from income taxes                                            (1,700)          (7,000)           (7,100)          (18,400)
                                                              --------------   --------------   ---------------   ---------------

   Loss before cumulative effect of accounting change                 (5,198)          (1,820)          (22,350)           (1,741)

 Cumulative effect of accounting change, net of taxes                     --               --                --             3,813
                                                              --------------   --------------   ---------------   ---------------

   Net income (loss)                                                $ (5,198)        $ (1,820)       $  (22,350)       $    2,072
                                                              ==============   ==============   ===============   ===============

 Basic and diluted earnings (loss) per common share:
  Loss before cumulative effect of accounting change                $  (0.14)        $  (0.05)       $    (0.59)       $    (0.05)
  Cumulative effect of accounting change, net of taxes                    --               --                --              0.10

                                                              --------------   --------------   ---------------   ---------------
 Basic and diluted earnings (loss) per common share                 $  (0.14)        $  (0.05)       $    (0.59)       $     0.05
                                                              ==============   ==============   ===============   ===============

 Weighted average shares outstanding                                  38,164           38,187            38,164            38,463
                                                              ==============   ==============   ===============   ===============

 Dividends declared per share                                       $ 0.0575         $ 0.1150        $   0.1725        $   0.3450
                                                              ==============   ==============   ===============   ===============

           See notes to condensed consolidated financial statements.

                       ARCH COAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                            ------------------------------------------
                                                                                   2000                    1999
                                                                            ------------------      ------------------
Operating activities
Net income (loss)                                                                    $ (22,350)              $   2,072
Adjustments to reconcile to cash provided by
  operating activities:
  Depreciation, depletion and amortization                                             153,286                 179,942
  Prepaid royalties expensed                                                             5,479                  12,107
  Net gain on disposition of assets                                                    (15,786)                 (5,020)
  Income from equity investment                                                         (8,844)                 (7,542)
  Net distributions from equity investment                                              17,479                  72,843
  Cumulative effect of accounting change                                                    --                  (3,813)
  Changes in:
   Receivables                                                                           8,789                  (1,882)
   Inventories                                                                           7,836                  (7,719)
   Accounts payable and accrued expenses                                                21,594                 (18,202)
   Income taxes                                                                         (5,771)                (27,513)
   Accrued postretirement benefits other than pension                                    1,104                     794
   Accrued reclamation and mine closure                                                (14,778)                 (2,459)
   Accrued workers' compensation benefits                                               (8,294)                  2,222
   Other                                                                               (12,487)                    134
                                                                            ------------------      ------------------

  Cash provided by operating activities                                                127,257                 195,964
                                                                            ------------------      ------------------

Investing activities
Additions to property, plant and equipment                                            (103,121)                (76,078)
Proceeds from dispositions of property, plant and equipment                             18,942                  19,627
Proceeds from coal supply agreements                                                        --                  14,067
Additions to prepaid royalties                                                         (22,799)                (22,958)
                                                                            ------------------      ------------------

  Cash used in investing activities                                                   (106,978)                (65,342)
                                                                            ------------------      ------------------

Financing activities
Net proceeds from (payments on) revolver and lines of credit                           (28,777)                 23,266
Payments on term loans                                                                      --                (151,144)
Proceeds from sale and leaseback of equipment                                           13,352                      --
Dividends paid                                                                          (6,584)                (13,218)
Proceeds from sale of treasury stock                                                        --                   2,549
Purchase of treasury stock                                                                  --                 (15,349)
                                                                            ------------------      ------------------

  Cash used in financing activities                                                    (22,009)               (153,896)
                                                                            ------------------      ------------------

Decrease in cash and cash equivalents                                                   (1,730)                (23,274)
Cash and cash equivalents, beginning of period                                           3,283                  27,414
                                                                            ------------------      ------------------

Cash and cash equivalents, end of period                                             $   1,553               $   4,140
                                                                            ==================      ==================

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

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which, as part of the Company's June 1, 1998 acquisition of ARCO's coal operations (the "Arch Western transaction"), is accounted for on the equity method:

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                   --------------------------     ---------------------------
  Condensed Income Statement Information                2000            1999           2000          1999
  ----------------------------------------------   ----------     -----------     -----------     -----------
                                                                         (in thousands)
  Revenues                                         $   55,234     $    67,538     $   181,112     $   184,409
  Total costs and expenses                             50,841          63,161         170,628         176,267
                                                   ----------     -----------     -----------     -----------
  Net income                                       $    4,393     $     4,377     $    10,484     $     8,142
                                                   ==========     ===========     ===========     ===========

  65% of Canyon Fuel net income                    $    2,855     $     2,845     $     6,815     $     5,292
  Effect of purchase adjustments                          597           1,115           2,029           2,250
                                                   ----------     -----------     -----------     -----------
  Arch Coal's income from its equity
     investment in Canyon Fuel                     $    3,452     $     3,960     $     8,844     $     7,542
                                                   ==========     ===========     ===========     ===========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note D - Inventories

Inventories are comprised of the following:

                                  September 30,     December 31,
                                      2000              1999
                                  -------------     ------------
                                         (in thousands)
     Coal                         $      25,500     $     28,183
     Repair parts and supplies           29,046           34,199
                                  -------------     ------------
                                  $      54,546     $     62,382
                                  =============     ============

Note E - Debt

Debt consists of the following:

                                                    September 30, December 31,
                                                        2000         1999
                                                    ------------  -----------
                                                         (in thousands)
     Indebtedness to banks under revolving credit
        agreement, expiring May 31, 2003             $   336,650  $   365,000
     Variable rate term loan payable quarterly
        from July 1, 2001 through May 31, 2003           135,000      135,000
     Variable rate term loan payable May 31, 2003        675,000      675,000
     Other                                                 5,566        5,993
                                                     -----------  -----------
                                                       1,152,216    1,180,993
     Less current portion                                 86,000       86,000
                                                     -----------  -----------
     Long-term debt                                  $ 1,066,216  $ 1,094,993
                                                     ===========  ===========

In connection with the Arch Western transaction, the Company entered into two five-year credit facilities: a $675 million non-amortizing term loan, or the Arch Western credit facility, and a $900 million credit facility, or the Arch Coal credit facility, including a $300 million fully amortizing term loan and a $600 million revolving credit facility. Borrowings under the Arch Coal credit facility were used to finance the acquisition of ARCO's Colorado and Utah coal operations, to pay related fees and expenses, to refinance existing corporate debt and for general corporate purposes. Borrowings under the Arch Western credit facility were used to fund a portion of a $700 million cash distribution by Arch Western to ARCO, which distribution occurred simultaneously with ARCO's contribution of its Wyoming coal operations and certain other assets to Arch Western and which distribution represented part of the purchase price for the ARCO operations. The $675 million term loan is secured by Arch Western's membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is, at the Company's option, the PNC Bank base rate or a rate based on LIBOR. At September 30, 2000, the Company's debt was approximately 84% of capital employed.

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

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. The Company estimates that its probable aggregate loss as a result of such claims as of September 30, 2000 is $4.0 million (included in other noncurrent liabilities), of which $2.5 million relates to a settlement with the U.S. Department of the Interior associated with the 1996 impoundment failure at Lone Mountain. The Company estimates that its reasonably possible aggregate losses from all material litigation that is currently pending could be as much as $.5 million (before taxes) in excess of the probable loss previously recognized. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the nine months ended September 30, 2000 includes income from the receipt of $24.0 million in partial insurance payments under the Company's property and business interruption insurance policy, $12.0 million of which was received during the three months ended September 30, 2000. The payments offset a portion of the loss incurred at the West Elk mine in Gunnison County, Colorado which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion related gases in a portion of the mine.
As a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability at Arch of Illinois by $7.8 million during the nine months ended September 30, 2000. In addition, the IRS issued a notice during the nine months ended September 30, 2000 outlining the procedures for obtaining tax refunds on certain excise taxes paid by the industry on export sales tonnage. The notice is a result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of income related to these excise tax recoveries. During the three and nine months ended September 30, 2000, the Company sold surface rights in Illinois resulting in proceeds and a gain of $3.0 million.

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

                                                                                 Utilized        Utilized       Balance at
                                      1999      Utilized  Utilized During     During Second    During Third      September
(in thousands)                       Charge     in 1999  First Quarter 2000    Quarter 2000    Quarter 2000      30, 2000
--------------------------------------------------------------------------------------------------------------------------
Employee costs                       $ 7,354      $  704            $ 3,730           $1,053         $  367         $1,500
Obligations for non-
  cancelable lease payments            9,858         484              8,366              174            784             50
Reclamation liabilities                3,667       1,200                310              137          2,020             --
Depreciation acceleration              2,172       2,172                 --               --             --             --
                                   ---------------------------------------------------------------------------------------
                                     $23,051      $4,560            $12,406           $1,364         $3,171         $1,550
                                   =======================================================================================

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

                                                             Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
                                                            ---------------------    ---------------------
                                                              2000         1999        2000         1999
                                                            --------     --------    --------     --------
                                                                 (in thousands, except per share data)
Numerator:
   Loss before cumulative effect of accounting change       $ (5,198)    $ (1,820)   $(22,350)    $ (1,741)
   Cumulative effect of accounting change, net of taxes           --           --          --        3,813
                                                            --------     --------    --------     --------
        Net income (loss)                                   $ (5,198)    $ (1,820)   $(22,350)    $  2,072
                                                            ========     ========    ========     ========
Denominator:
   Weighted average shares - denominator for basic            38,164       38,187      38,164       38,463
   Dilutive effect of employee stock options                      --           --          --           --
                                                            --------     --------    --------     --------
   Adjusted weighted average share - denominator
      for diluted                                             38,164       38,187      38,164       38,463
                                                            ========     ========    ========     ========
Basic and diluted loss per common share before
   cumulative effect of accounting change                   $   (.14)    $   (.05)   $   (.59)    $   (.05)
                                                            ========     ========    ========     ========
Basic and diluted earnings (loss) per common share          $   (.14)    $   (.05)   $   (.59)    $    .05
                                                            ========     ========    ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This amended quarterly report on Form 10-Q/A includes forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements may generally be identified by the use of words such as "estimate," "expect," "anticipate," "believe," "intend," "plan," "continue," "may," "will," "should" or "shall." The Company based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in these statements, some of which are described under "Contingencies" and "Certain Trends and Uncertainties." The forward-looking statements contained in this Form 10-Q are based on expectations or assumptions, some or all of which may be incorrect. These expectations and assumptions include the Company's expectation of continued growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act will increase demand for its coal; expectation of improving market conditions for the price of coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company's working capital needs and meet its debt reduction goals; and expectations as to changes in mining rates and costs for a variety of operational, geological, permitting, labor and weather-related reasons, including equipment availability.

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

Revenues. Total revenues for the quarter ended September 30, 2000 were $359.3 million, a decrease of 6% from the quarter ended September 30, 1999 as a result of several factors. These factors include reduced sales at the Company's West Elk mine as a result of the idling described above, and the closure of its Dal-Tex, Wylo and Arch of Illinois operations and two surface mines in Kentucky during the second half of 1999. In addition, the Company's Mingo Logan operation production and sales decreased 25% and 18%, respectively, in the current quarter compared to the same quarter in the prior year. Partially offsetting reduced sales at the Company's closed eastern operations were increased sales at other eastern operations.

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

Income from Operations. Excluding the period over period decrease in income from operations resulting from the temporary idling of the West Elk mine offset by the second partial insurance payment described above, income from operations decreased $3.0 million for the quarter ended September 30, 2000 when compared to the same period in the prior year. The decrease is attributable to low sales attributable to the difficult market conditions that prevailed in U.S. coal markets in recent quarters along with increased fuel costs of over $1.0 million per month compared to the same period last year. In addition, income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite the contribution of $7.9 million of income from operations, results were below the $13.0 million of income from operations from the third quarter of 1999. The decrease was primarily caused by continuing depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of the operations in the Alma seam in preparation for moving longwall equipment into the newly developed seam in early 2001. The Mountaineer Mine contributed 11% and 13% of the Company's coal sales revenues in the quarter ended September 30, 2000 and 1999, respectively. Partially offsetting the decrease in income from operations was ongoing improved performance at several of the Company's other mines caused in part by the Company's continued focus on reducing costs and improving productivity. Other factors that affected quarter to quarter comparisons were sales of surplus land which resulted in a gain of $3.0 million during the current quarter.

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

Income from Operations. Excluding the decrease in income from operations resulting from the temporary idling of the West Elk mine, the partial insurance payments, the reclamation liability adjustment at Arch of Illinois and the excise tax recoveries (all described above), income from operations decreased $7.0 million for the nine months ended September 30, 2000 when compared to the same period in the prior year. The decrease is attributable to low sales attributable to the difficult market conditions that prevailed in U.S. coal markets during the period along with increased fuel costs of over $1.0 million per month compared to the same period last year resulting from higher diesel fuel and oil prices. Income from operations also declined at the Company's Mingo Logan longwall operation (Mountaineer Mine) where, despite the contribution of $30.0 million of income from operations, results were below the $40.9 million of income from operations for the nine months ended September 30, 1999. The decrease was primarily caused by depressed coal prices, generally less favorable mining conditions and increased mine development expenses associated with the start-up of operations in the Alma seam in preparation for moving longwall equipment into the newly developed seam in early 2001. The Mountaineer Mine contributed 13% and 12% of the Company's coal sales revenues in the nine months ended September 30, 2000 and 1999, respectively. Partially offsetting the decrease in income from operations was ongoing improved performance at several of the Company's other mines caused in part by the Company's continued focus on reducing costs and improving productivity and reduced costs in the current period resulting from the closure of the Dal-Tex operation in July 1999. The Dal-Tex complex incurred production shortfalls, deterioration of mining conditions and resulting lower income contributions prior to its closing on July 23, 1999. As a result of the closing, the Company recorded a charge of $6.5 million during the first quarter of 1999, comprised principally of severance costs, obligations for non-cancelable lease payments and a change in the reclamation liability due to the closure. Other factors that affected period to period comparisons were several sales of surplus land which resulted in a gain of $8.4 million during the current period. During the nine months ended September 30, 1999 the Company sold a dragline at the Arch of Illinois operation resulting in a gain of $2.5 million and also had settlements with two suppliers that added $4.5 million to the prior period's results.

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

Coal Markets. Although the Company continues to be adversely affected by weak market conditions, there have been developments that may translate into improved market conditions for coal in the future. As of November 2000, the price of natural gas has increased approximately 74% since December 1999. No domestic nuclear plants are currently in the permitting stage while in September, Wisconsin Electric Power Company announced plans to construct two new coal-fired units with a combined generating capacity of 1,200 megawatts. Hydroelectric power conditions are weaker than normal due to dry conditions. Also, since late July, quoted and spot prices for coal produced in the regions in which we operate have risen. However, because most of the Company's production is already committed and priced for the current year, performance for the remainder of the year is expected to reflect the earlier market weakness. The Company continues to take steps to match production levels to market needs. The Company has ceased production at its Coal Creek surface mine in Campbell County, Wyoming. The resulting idling does not have a material impact on the Company's revenues or results of operations. The Company also plans to maintain a production level of approximately 60 million tons from its Black Thunder mine near Gillette, Wyoming.

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

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2000 and 1999:

                                  2000                   1999
                           -------------------    -------------------
                                         (in thousands)

           Cash provided by (used in):
              Operating activities         $ 127,257    $ 195,964
              Investing activities          (106,978)     (65,342)
              Financing activities           (22,009)    (153,896)

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

Electric Industry Factors

Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond the Company's control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures), government regulation, technological developments and the location, availability, quality and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power. Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order the meet federal Clean Air Act requirements. Any reduction in the demand for the Company's coal by the domestic electric generation industry may cause a decline in profitability.

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

_______________________

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000.

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



                                            ARCH COAL, INC.
                                            ---------------
                                            (Registrant)

Date: February 8, 2001                       /s/ John W. Lorson
                                            ---------------------
                                            John W. Lorson
                                            Controller
                                            (Chief Accounting Officer)

                                ARCH COAL, INC.
               FORM 10-Q/A FOR QUARTER ENDED SEPTEMBER 30, 2000

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

_______________________

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000.