Form 10-K405
period 2000-12-31
ARCH COAL INC
filed 2001-03-16
CIK 1037676

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]            Annual report pursuant to Section 13 or 1(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 2000

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

                                                           63141
 CityPlace One, Suite 300, St. Louis,                    (Zip Code)
                  MO
    (Address of principal executive
               offices)

                                (314) 994-2700
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class               Name of Each Exchange On Which Registered
             -------------------               -----------------------------------------
         Common Stock, $.01 par value                   New York Stock Exchange
       Preferred Share Purchase Rights                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

  At March 1, 2001, based on the closing price of the registrant's common stock on the New York Stock Exchange on that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $701,416,462. In determining this amount, the registrant has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock, are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

  At March 1, 2001, there were 43,446,008 shares of the registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  1. Portions of the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than May 1, 2001, are incorporated by reference into Part III of this Form 10-K.

  2. Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
  Item 1.Business.........................................................   1
  Item 2.Properties.......................................................  10
  Item 3.Legal Proceedings................................................  12
  Item 4.Submission of Matters to a Vote of Security Holders..............  12

PART II
  Item 5.Market For Registrant's Common Equity and Related Stockholder
          Matters.........................................................  12
  Item 6.Selected Financial Data..........................................  12
  Item 7.Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  13
  Item 7A.Quantitative and Qualitative Disclosures about Market Risk......  13
  Item 8.Financial Statements and Supplementary Data......................  13
  Item 9.Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure............................................  13

PART III
  Item 10.Directors and Executive Officers of the Registrant..............  13
  Item 11.Executive Compensation..........................................  13
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  13
  Item 13.Certain Relationships and Related Transactions..................  13

PART IV
  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-
          K...............................................................  14

                                    PART I

ITEM 1. BUSINESS

General

  Arch Coal, Inc. ("Arch Coal" or the "Company") is one of the largest coal producers in the United States. The Company mines, processes and markets compliance and low-sulfur coal from mines located in both the eastern and western United States, enabling it to ship coal cost-effectively to most of the major domestic coal-fired electric generation facilities. As of December 31, 2000, the Company had 28 operating mines and controlled approximately 3.37 billion tons of proven and probable coal reserves, approximately 1.90 billion tons of which were assigned reserves and approximately 1.47 billion tons of which were unassigned reserves. Arch Coal sold 105.5 million tons of coal in 2000. The Company sells substantially all of its coal to producers of electric power.

  The Company owns a 99% membership interest in Arch Western Resources, LLC ("Arch Western"), a joint venture that was formed in connection with the Company's acquisition of the United States coal operations of Atlantic Richfield Company on June 1, 1998. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., which operates the Black Thunder and Coal Creek mines in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates the West Elk mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), which operates three mines in Utah; and Arch of Wyoming, LLC, which operates two mines in the Hanna Basin of Wyoming. Arch Western owns 100% of the membership interests of Thunder Basin Coal Company, L.L.C., Mountain Coal Company, L.L.C. and Arch of Wyoming, LLC. Arch Western owns a 65% membership interest in Canyon Fuel, with the remaining 35% membership interest owned by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation of Japan.

Recent Developments

  On February 22, 2001, the Company completed a public offering of 9,927,765 shares of its common stock. The offering consisted of 5,170,797 shares sold directly by the Company and 4,756,968 shares held by Ashland Inc. The net proceeds realized by the Company from the offering of $93.2 million were used to pay down debt.

Business Environment

  United States Coal Markets. Production of coal in the United States has increased from 434 million tons in 1960 to over 1.08 billion tons estimated in 2000. The following table sets forth demand trends for United States coal by consuming sector through 2020 as compiled and estimated(e) or forecasted(f) by the United States Department of Energy/Energy Information Agency. 2000 numbers supplied from the Agency throughout this document are annualized using results from the first ten months of the year.

                                                                         Annual
                                                                         Growth
                                                                         1998-
Consumption by Sector          1998  1999  2000e 2005f 2010f 2015f 2020f 2020f
---------------------          ----- ----- ----- ----- ----- ----- ----- ------
                                              (tons in millions)
Electric Generation...........   939   940   960 1,069 1,122 1,149 1,186   1.2%
Industrial....................    69    66    65    83    84    85    86   0.5%
Steel Production..............    28    28    30    26    23    21    19  (1.9%)
Residential/Commercial........     6     5     4     5     5     5     5   0.4%
Export........................    78    58    58    60    58    54    56  (0.2%)
                               ----- ----- ----- ----- ----- ----- -----  ----
  Total....................... 1,120 1,097 1,117 1,243 1,292 1,314 1,352   1.1%
                               ===== ===== ===== ===== ===== ===== =====  ====

  Electricity Generation. Over the past several decades, coal has consistently maintained a 50% to 53% market share over competing energy sources to generate electricity because of its relatively low cost and its availability throughout the United States. On an average, all-in cost per megawatt-hour basis, coal-fired generation is substantially less expensive than electricity generated utilizing natural gas, oil or nuclear power. Hydroelectric power is inexpensive but is limited geographically, and there are few suitable sites for new hydroelectric power dams. Consequently, approximately 91% of the coal produced in the United States in 2000 was sold in the domestic market as a fuel to the electric generation segment. The remainder of the tons were sold as steam coal for industrial and residential purposes, into the export market, and as metallurgical coal. In addition to the relative competitiveness of coal-fired generation plants, coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting coal production and power generation, technological developments and the location, availability and quality of competing sources of coal, as well as alternative fuels such as natural gas, oil and nuclear and alternative energy sources such as hydroelectric power.

  Long-term demand for electric power will depend upon a variety of economic, regulatory, technological and climatic factors beyond the Company's control. Historically, domestic demand for electric power has increased as the United States economy has grown. Two important regulatory initiatives, one designed to increase competition among utilities and lower the cost of electricity for consumers, and another to improve air quality by reducing the level of sulfur emitted from coal-burning power generation plants, have had and are expected to continue to have significant effects on the electric utility industry and its coal suppliers.

  According to the Energy Information Agency, coal is expected to remain the primary fuel for electricity generation through 2020. The following table sets forth the source fuel for electricity generation from 1990 through 2020 as compiled and estimated(e) or forecasted(f) by the Energy Information Agency.

                                 1990  1995  1999  2000e 2005f 2010f 2015f 2020f
                                 ----- ----- ----- ----- ----- ----- ----- -----
                                            (billion kilowatt hours)
Coal............................ 1,590 1,710 1,881 1,956 2,137 2,248 2,298 2,350
Petroleum.......................   124    75   108   111    42    27    27    29
Natural Gas.....................   378   499   583   629   823 1,157 1,542 1,886
Nuclear.........................   577   673   728   752   740   720   639   574
Hydro/Renewable/other...........   356   401   407   377   415   440   451   455
                                 ----- ----- ----- ----- ----- ----- ----- -----
  Total......................... 3,025 3,358 3,707 3,825 4,157 4,592 4,957 5,294
                                 ===== ===== ===== ===== ===== ===== ===== =====

  Coal's primary advantage is its relatively low cost compared to other fuels used to generate electricity. The following table sets forth the Energy Information Agency's forecast of delivered fuel prices to electric utilities through 2020. The table contains two data-sets. The top data-set is derived from the Energy Information Agency's Long-Term forecast published in December 2000 and is presented in 1999 dollars. The lower data-set is derived from the Energy Information Agency's Short-Term outlook published in February 2001. The expected prices for petroleum fuel-oil and natural gas for 2001 and 2002 are considerably above the forecasted prices published in December 2000, which highlights the pricing volatility of petroleum and natural gas compared to coal.

                         1998  1999  2000e 2001f 2002f 2005f 2010f 2015f 2020f
                         ----- ----- ----- ----- ----- ----- ----- ----- -----
                                      (dollars per million Btus)
Annual Energy Outlook
Petrol (Residual)....... $2.22 $2.42 $4.06 $3.93 $3.55 $3.52 $3.88 $4.00 $4.07
Natural Gas.............  2.41  2.55  3.90  3.79  3.27  2.88  3.03  3.24  3.59
Coal....................  1.27  1.21  1.20  1.19  1.18  1.13  1.05  1.01  0.98
Short-Term Energy
 Outlook
Petrol (Residual).......             $4.22 $4.03 $3.87
Natural Gas.............              4.22  5.22  5.02
Coal....................              1.20  1.20  1.19

  Coal Production. United States coal production was over one billion tons in 2000. The following table, derived from data prepared by the Energy Information Agency except where noted, sets forth principal United States production statistics for the periods indicated.

                          1980     1985     1990    1995    1998    1999   2000(e)
                         -------  -------  ------  ------  ------  ------  -------
Total Tons (in
 millions)..............     820      884   1,026   1,033   1,118   1,093   1,087
Percent of Total Tons
  East..................      69%      63%     61%     53%     51%     48%     47%
  West..................      31       37      39      47      49      52      53
  Underground...........      40       40      41      38      37      36      35*
  Surface...............      60       60      59      62      63      64      65*
Number of Mines
  Underground...........   1,875    1,695   1,422     977     827     753     713*
  Surface...............   1,997    1,660   1,285   1,127     899     870     870*
                         -------  -------  ------  ------  ------  ------   -----
  Total.................   3,872    3,355   2,707   2,104   1,726   1,623   1,583*
Average Number of Mine
 Employees
  Underground........... 150,328  107,357  84,154  57,879  49,391  43,325    **
  Surface...............  74,610   61,924  47,152  32,373  37,866  34,352    **
Average Production per
 Mine (tons in
 thousands)
  Underground...........     175      207     298     406     505     516     536*
  Surface...............     246      321     469     565     779     810     812*

--------
* Company estimate.
** Data not yet available.

Sales and Marketing

  The Company sells coal both under long-term contracts, the terms of which are greater than 12 months, and on a current market or spot basis. When the Company's coal sales contracts expire or are terminated, it is exposed to the risk of having to sell coal into the spot market, where demand is variable and prices are subject to greater volatility. Historically, the price of coal sold under long-term contracts has exceeded prevailing spot prices for coal. However, in the past several years new contracts have been priced at or near existing spot rates.

  The terms of the Company's coal sales contracts result from bidding and extensive negotiations with customers. Consequently, the terms of these contracts typically vary significantly in many respects, including price adjustment features, provisions permitting renegotiation or modification of coal sale prices, coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend and force majeure, suspension, termination and assignment provisions.

  Provisions permitting renegotiation or modification of coal sale prices are present in many of the Company's more recently negotiated long-term contracts and usually occur midway through a contract or every two to three years, depending upon the length of the contract. In some circumstances, customers have the option to terminate the contract if prices have increased by a specified percentage from the price at the commencement of the contract or if the parties cannot agree on a new price. The term of sales contracts has decreased significantly over the last two decades as competition in the coal industry has increased and, more recently, as electricity generators have prepared themselves for federal Clean Air Act requirements and the impending deregulation of their industry.

  There are some contract terms that differ between a standard "eastern United States" contract and a standard "western United States" contract. In the eastern United States, many customers require that the coal be sampled and weighed at the destination. In the western United States, virtually all samples are taken at the source. More eastern United States coal is purchased on the spot market. The eastern United States market has more recently been a shorter-term market because of the larger number of smaller mining operations in that region. Western United States contracts sometimes stipulate that some production taxes and coal royalties be reimbursed in full by the buyer rather than as a pricing component within the contract. These items comprise a significant portion of western United States coal pricing.

  A factor that may impact the Company's sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange initiated electricity commodity trading a few years ago and has developed standards for a coal contract. The Exchange has announced that it intends to initiate coal contract trading based on a Huntington, West Virginia barge loading hub. However, the Exchange has not yet initiated trading. The development of standards to determine pricing has been difficult because of the non-homogeneous character of coal and diversity in mining locations, conditions and operations. Nonetheless, in anticipation of commodity trading, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. Today, limited, but growing, over-the-counter trading is being conducted on both firm-forward transactions as well as put, call and other options. The trend to more commodity-type transactions could mark a significant change in how coal is sold. The Company is unable to predict whether this trend will have a material effect on its sales and whether any such effect would be positive or negative on its operating results.

Competition

  The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal producing regions in which the Company operates. The Company competes with several major coal producers in the Central Appalachian and Powder River Basin areas. It also competes with a number of smaller producers in those and its other market regions.

Operations

  As of December 31, 2000, the Company operated a total of 28 mines, all located in the United States. Coal is transported from the Company's mining complexes to customers by means of railroad cars, river barges or trucks, or a combination of these means of transportation. As is customary in the industry, virtually all the Company's coal sales are made F.O.B. mine or loadout, meaning that customers are responsible for the cost of transporting purchased coal to their facilities. The following table provides the location and a summary of information regarding the Company's principal mining complexes and the coal reserves associated with these operations as of December 31, 2000:

                                  Captive  Contract     Mining
Mining Complex (Location)         Mine(s)* Mine(s)* Equipment(/1/) Transportation
-------------------------         -------- -------- -------------- --------------
Central Appalachia
  Mingo Logan (WV)...............    U     U(3), S     L, LW, C          NS
  Coal-Mac (WV)..................    S        S           L           Barge/NS
  Dal-Tex (WV)(/2/)..............   --       --          --             CSX
  Hobet 21 (WV)..................   S, U      U     D, L, S(/3/)C       CSX
  Arch of West Virginia (WV).....    S        U      D, L, S(/4/)       CSX
  Samples (WV)...................    S        U      D, L, S(/5/)    Barge, CSX
  Campbells Creek (WV)...........   --       U(2)        --            Barge
  Lone Mountain (KY).............   U(2)     --           C            NS/CSX
  Pardee (VA)....................   S, U      U          L, C            NS
Western United States
  Black Thunder (WY).............    S       --       D, S(/6/)        UP, BN
  Coal Creek (WY)(/7/)...........   --       --          --            UP, BN
  West Elk (CO)(/8/).............    U       --         LW, C            UP
  Skyline (UT)(/9/)..............    U       --         LW, C            UP
  SUFCO (UT)(/9/)................    U       --         LW, C            UP
  Dugout Canyon (UT)(/9/)........    U       --        C(/10/)           UP
  Arch of Wyoming (WY)...........   S(2)     --       D, S(/11/)         UP

*Amounts in parenthesis indicate the number of captive and contract mines at the mining complex or location. Captive mines are mines which we own and operate on land owned or leased by us. Contract mines are mines which other operators mine for us under contracts on land owned or leased by us.

   S = Surface Mine      LW = Longwall
   U = Underground Mine  C = Continuous Miner
   D = Dragline          UP = Union Pacific Railroad
   L = Loader/Truck      CSX = CSX Transportation
   S = Shovel/Truck      BN = Burlington Northern Railroad
                         NS = Norfolk Southern Railroad

                           Tons Produced  Cost(/12/)/     Total Assigned
                              in 2000     Book Value   Recoverable Reserves         Proven               Probable
Mining Complex (Location)  (in millions) (in millions) (in millions of tons) (in millions of tons) (in millions of tons)
-------------------------  ------------- ------------- --------------------- --------------------- ---------------------
Central Appalachia
  Mingo Logan (WV).......        9.8          113/35             20.2                  20.2                  --
  Coal-Mac (WV)..........        0.9           33/13              --                    --                   --
  Dal-Tex (WV)(/2/)......        --              2/1             84.2                  69.9                 14.3
  Hobet 21 (WV)..........        5.6           53/31             83.4                  79.2                  4.2
  Arch of West Virginia
   (WV)..................        3.6          123/22             20.4                  20.4                  --
  Samples (WV)...........        6.5          139/60             25.2                  24.9                  0.3
  Campbells Creek (WV)...        1.3             3/0             12.0                  12.0                  --
  Lone Mountain (KY).....        2.3           87/34             58.5                  53.1                  5.4
  Pardee (VA)............        1.7            39/9             12.9                  12.9                  --
Western United States
  Black Thunder (WY).....       60.1         256/212            987.6                 987.6                  --
  Coal Creek (WY)(/7/)...        4.2           41/36            233.5                 233.5                  --
  West Elk (CO)(/8/).....        3.5          102/68            124.0                  99.3                 24.7
  Skyline (UT)(/9/)......        3.3             N/A             73.7                  73.7                  --
  SUFCO (UT)(/9/)........        5.8             N/A            126.1                  70.2                 55.9
  Dugout Canyon
   (UT)(/9/).............        0.5             N/A             34.6                  26.1                  8.5
  Arch of Wyoming (WY)...        0.8            53/3              0.9                   0.9                  --
                               -----       ---------          -------               -------                -----
Totals...................      109.9       1,044/524          1,897.2               1,783.9                113.3
                               =====       =========          =======               =======                =====

--------
 (/1/Reported)for captive operations only.
 (/2/The)Company idled its mining operations at the Dal-Tex complex on July
     23, 1999 due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia.
 (/3/Utilizes)an 83-cubic-yard dragline and a 51-cubic-yard shovel. A dragline is a large machine used in the surface mining process to remove layers of earth and rock covering coal.
 (/4/Utilizes)a 49-cubic-yard dragline, a 43-cubic-yard shovel, a 22-cubic-
     yard shovel and a 28-cubic-yard loader at the Ruffner mine. (/5/Utilizes)a 118-cubic-yard dragline, two 53-cubic-yard shovels, a 22-
     cubic-yard hydraulic excavator, three 28-cubic-yard loaders and one 23 cubic yard loader.
 (/6/Utilizes)170-cubic-yard, 130-cubic-yard, 90-cubic-yard and 45-cubic-yard draglines and 53-cubic-yard, 60-cubic-yard and 82-cubic-yard shovels. (/7/The)Company idled its mining operations at Coal Creek during the third quarter of 2000 because its cost structure was not competative in the current market environment.
 (/8/The)Company idled its mining operations at West Elk from January 28, 2000 to July 12, 2000 following the detection of higher-than-normal levels of carbon monoxide in a portion of the mine.
 (/9/Mines)are operated by Canyon Fuel. Canyon Fuel is an equity investment and its financial statements and tons produced are not consolidated into the Company's financial statements and tons produced.
(/10/Currently)under development; partial production projected to begin in the second quarter of 2001.
(/11/Utilizes)76-cubic-yard and 64-cubic-yard draglines at Medicine Bow and a
     32-cubic-yard dragline at Seminoe II.
(/12/Reflects)the cost of plant and equipment.

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

  As of December 31, 2000, Arch Western owned a 5.3% equity interest and Canyon Fuel owned a 9.0% equity interest in the Los Angeles Export Terminal ("LAXT"), which owns and operates a dry bulk terminal operation within the Port of Los Angeles. LAXT is served by the Union Pacific railroad. Current annual rated capacity at the terminal is 10 million tons. The City of Los Angeles owns the land upon which the facility has been constructed. LAXT has entered into a 35 year lease with the City which provides compensation for its contribution of cash and land to the venture. The total cost of the facility was approximately $144 million.

Regulations Affecting Coal Mining

  The information contained in the "Contingencies--Reclamation" and "Certain Trends and Uncertainties--Environmental and Regulatory Factors" sections of "Management's Discussion and Analysis" of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Glossary Of Selected Mining Terms

  Assigned Reserves. Recoverable coal reserves that have been designated for mining by a specific operation.

  Auger Mining. Auger mining employs a large auger, which functions much like a carpenter's drill. The auger bores into a coal seam and discharges coal out of the spiral onto waiting conveyor belts. After augering is completed, the openings are reclaimed. This method of mining is usually employed to recover any additional coal left in deep overburden areas that cannot be reached economically by other types of surface mining.

  Btu--British Thermal Unit. A measure of the energy required to raise the temperature of one pound of water one degree Fahrenheit.

  Coal Seam. A bed or stratum of coal.

  Coal Washing. The process of removing impurities, such as ash and sulfur based compounds, from coal.

  Compliance Coal. Coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus. Compliance coal requires no mixing with other coals or use of sulfur dioxide reduction technologies by generators of electricity to comply with the requirements of the federal Clean Air Act.

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

  Longwall Mining. One of two major underground coal mining methods currently in use (see also "Continuous Mining"). This method employs a rotating drum, which is pulled mechanically back and forth across a face of coal that is usually several hundred feet long. The loosened coal falls onto a conveyor for removal from the mine. Longwall operations include a hydraulic roof support system that advances as mining proceeds, allowing the roof to fall in a controlled manner in areas already mined.

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

  Probable Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart; therefore, the degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

  Proven Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

  Reclamation. The restoration of land and environmental values to a mining site after the coal is extracted. Reclamation operations are usually underway where the coal has already been taken from a mine, even as mining operations are taking place elsewhere at the side. The process commonly includes "recontouring" or shaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

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

  Tons. References to a "ton" mean a "short" or net tonne, which is equal to 2,000 pounds.

  Unassigned Reserves. Recoverable coal reserves that have not yet been designated for mining by a specific operation.

  Underground Mine. Also known as a "deep" mine. Usually located several hundred feet below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car or conveyor to the surface.

Employees

  As of March 1, 2001, the Company employed a total of 3,655 persons, 521 of whom were represented by the UMWA under a collective bargaining agreement that expires in 2002 and 142 of whom are represented by the Scotia Employees Association under a collective bargaining agreement that expires in 2003.

Executive Officers

  The following is a list of the Company's executive officers, their ages and their positions and offices held with the Company during the last five years.

  Bradley M. Allbritten, 43, is Vice President--Human Resources of the Company and has served in such capacity since March 1, 2000. Mr. Allbritten served as the Company's Director of Human Resources from February 1999 through February 2000.

  C. Henry Besten, Jr., 52, is Vice President--Strategic Marketing of the Company and President of the Company's Arch Energy Resources, Inc. subsidiary and has served in such capacities since July 1997. Mr. Besten also served as Acting Chief Financial Officer of the Company from January 2000 to December 2000. During the past five years, Mr. Besten has also served as Senior Vice President--Marketing for Ashland Coal, Inc., ("Ashland Coal"), which merged with a subsidiary of the Company in July 1997.

  John W. Eaves, 43, is Senior Vice President--Marketing of the Company and President of the Company's Arch Coal Sales Company, Inc. and has served in such capacities from March 1, 2000 and September 1995, respectively. Mr. Eaves served as Vice President--Marketing of the Company from July 1997 through February 2000.

  Robert G. Jones, 44, is Vice President--Law, General Counsel and Secretary of the Company and has served in such capacity since March 1, 2000. Mr. Jones served the Company as Assistant General Counsel from July 1997 through February 2000 and as Senior Counsel from August 1993 to July 1997.

  Steven F. Leer, 48, is President and Chief Executive Officer and a Director of the Company and has served in such capacity since 1992.

  Robert J. Messey, 55, is Senior Vice President and Chief Financial Officer of the Company and has served in such capacity since December 2000.

  Terry L. O'Connor, 55, is Vice President--External Affairs of the Company and has served in such capacity since June 1998.

  David B. Peugh, 46, is Vice President--Business Development of the Company and has served in such capacity since 1993.

  Robert W. Shanks, 47, is Vice President--Operations of the Company and has served in such capacity since July 1997. Since June 1998 he has also served as President of Arch Western Resources. During the past five years, Mr. Shanks has also served as President of the Company's Apogee Coal Company subsidiary.

  Kenneth G. Woodring, 51, is Executive Vice President--Mining Operations of the Company and has served in such capacity since July 1997. During the past five years, Mr. Woodring has also served as Senior Vice President--Operations of Ashland Coal.

ITEM 2. PROPERTIES

  The Company estimates that it owned or controlled, as of December 31, 2000, approximately 3.37 billion tons of proven and probable recoverable reserves, approximately 1.90 billion tons of which were assigned reserves and approximately 1.47 billion tons of which were unassigned reserves. Assigned reserves are recoverable coal reserves that have been designated to be mined by a specific operation. Unassigned reserves are recoverable reserves that have not yet been designated for mining by a specific operation. Recoverable reserves include only saleable coal and do not include coal which would remain unextracted, such as for support pillars, and processing losses, such as washery losses. Reserve estimates are prepared by the Company's engineers and geologists and reviewed and updated periodically. Total recoverable reserve estimates and reserves dedicated to mines and complexes change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. The following table presents the Company's estimated recoverable coal reserves at December 31, 2000:

Total Recoverable Reserves (tonnage in millions)

                                                          Sulfur Content            Reserve
                            Total                    (lbs. per million Btus)        Control       Mining Method
                         Recoverable                 ---------------------------  ------------ -------------------
                          Reserves   Proven Probable  <1.2      1.2-2.5   >2.5    Owned Leased Underground Surface
                         ----------- ------ -------- --------- --------- -------  ----- ------ ----------- -------
Wyoming.................    1,412    1,366     46        1,409         3      --    98  1,314       156     1,256
Central Appalachia......    1,302      927    375          552       688      62   498    804       614       688
Illinois................      298      217     81           --         8     290   248     50       270        28
Utah*...................      234      170     64          215        19      --     5    229       234        --
Colorado................      124       99     25          124        --      --     3    121       124        --
                            -----    -----    ---    ---------   ------- -------   ---  -----     -----     -----
  Total.................    3,370    2,779    591        2,300       718     352   852  2,518     1,398     1,972
                            =====    =====    ===    =========   ======= =======   ===  =====     =====     =====
--------
* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.

Assigned Recoverable Reserves (tonnage in millions)

                            Total                         Sulfur Content            Reserve
                          Assigned                   (lbs. per million Btus)        Control       Mining Method
                         Recoverable                 ---------------------------  ------------ -------------------
                          Reserves   Proven Probable  <1.2      1.2-2.5   >2.5    Owned Leased Underground Surface
                         ----------- ------ -------- --------- --------- -------  ----- ------ ----------- -------
Wyoming.................    1,222    1,222     --        1,222        --      --    --  1,222        --     1,222
Central Appalachia......      317      293     24          184       127       6    94    223       164       153
Illinois................       --       --     --           --        --      --    --     --        --        --
Utah*...................      234      170     64          215        19      --     5    229       234        --
Colorado................      124       99     25          124        --      --     3    121       124        --
                            -----    -----    ---    ---------   ------- -------   ---  -----     -----     -----
  Total.................    1,897    1,784    113        1,745       146       6   102  1,795       522     1,375
                            =====    =====    ===    =========   ======= =======   ===  =====     =====     =====
--------
* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.

Unassigned Recoverable Reserves (tonnage in millions)

                            Total                         Sulfur Content            Reserve
                         Unassigned                  (lbs. per million Btus)        Control       Mining Method
                         Recoverable                 ---------------------------  ------------ -------------------
                          Reserves   Proven Probable  <1.2      1.2-2.5   >2.5    Owned Leased Underground Surface
                         ----------- ------ -------- --------- --------- -------  ----- ------ ----------- -------
Wyoming.................      190      144     46          187         3      --    98     92       156        34
Central Appalachia......      985      634    351          368       561      56   404    581       450       535
Illinois................      298      217     81           --         8     290   248     50       270        28
Utah*...................       --       --     --           --        --      --    --     --        --        --
Colorado................       --       --     --           --        --      --    --     --        --        --
                            -----    -----    ---    ---------   ------- -------   ---  -----     -----     -----
  Total.................    1,473      995    478          555       572     346   750    723       876       597
                            =====    =====    ===    =========   ======= =======   ===  =====     =====     =====

--------
* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.

  Over 98% of the Company's recoverable reserves consists of steam coal, which is coal used in steam boilers to make electricity. Less than 2% of the Company's recoverable reserves consists of metallurgical coal, which is a grade of coal used in the production of steel. Metallurgical coal represents an immaterial amount of the Company's operations.

  As of December 31, 2000, approximately 87,057 acres (which includes 100% of the acreage held by Canyon Fuel) out of the Company's total of 579,000 acres of coal land was leased from the federal government. These leases have terms expiring between 2001 and 2019, subject to readjustment or extension and to earlier termination for failure to meet diligent development requirements. The Company has entered into leases covering substantially all of its leased reserves which are not scheduled to expire prior to expiration of projected mining activities. The Company also controls, through ownership or long-term leases, approximately 5,850 acres of land which are used either for its coal processing facilities or are being held for possible future development. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The Company pays percentage-based royalties under the majority of its significant leases. The terms of most of these leases extend until the exhaustion of mineable and merchantable coal. The remaining leases have initial terms ranging from one to 40 years from the date of their execution, with most containing options to renew. In some cases, a lease bonus, or prepaid royalty, is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

  All of the identified coal reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 68.2% consist of compliance coal while an additional 21.3% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Some of the Company's low-sulfur coal can be marketed as compliance coal when blended with other compliance coal. Accordingly, most of the Company's reserves are primarily suitable for the domestic steam coal markets. However, a substantial portion of the low-sulfur and compliance coal reserves at the Mingo Logan operations may also be used as a high-volatile, low-sulfur, metallurgical coal.

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

  The Company's reported coal reserves are those that could be economically and legally extracted or produced at the time of their determination. In determining whether the Company's reserves meet this standard, it takes into account, among other things, the Company's potential inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. Except as described elsewhere in this document with respect to permits to conduct mining operations involving valley fills, which has been taken into account in determining the Company's reserves, the Company is not currently aware of matters which would significantly hinder its ability to obtain future mining permits with respect to its reserves.

  The carrying cost of the Company's coal reserves at December 31, 2000 (which does not include the Company's 65% share of Canyon Fuel) was $910.7 million, consisting of $19.8 million of prepaid royalties and the $890.9 million net book value of coal lands and mineral rights.

  The Company's executive headquarters occupy approximately 50,000 square feet of leased space at CityPlace One, St. Louis, Missouri. See "Item 1. Business" for a further description of the Company's subsidiaries' mining complexes, mines, transportation facilities and other operations. The Company's subsidiaries currently own or lease the equipment utilized in their mining operations.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is contained in the "Contingencies-- Legal Contingencies" section of "Management's Discussion and Analysis" contained in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is contained in the Company's 2000 Annual Report to Stockholders under the caption "Stockholder Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is contained in the Company's 2000 Annual Report to Stockholders under the caption "Selected Financial Information" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is contained in the Company's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this Item is contained in the Company's 2000 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to Part IV, Item 14 of this Annual Report for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Nominee For a Two-Year Term That Will Expire in 2003," "Nominees For a Three-Year Term That Will Expire in 2004", "Directors Whose Terms Will Expire in 2002", and "Directors Whose Terms Will Expire in 2003" which appear under the caption "Election of Directors" in the Company's Proxy Statement to be distributed to Company stockholders in connection with the Company's 2001 Annual Meeting (the "2001 Proxy Statement"). See also the list of the Company's executive officers and related information under "Executive Officers" in Part I, Item 1 herein.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing in the "Summary Compensation Table", the sections entitled "Stock Option Grants", "Stock Option Exercises", and "Long-Term Incentive Plan Award", the "Fiscal Year-End Option Values" table, the Pension Plan section (including the table therein), the Employment Agreements section, and the Compensation of Directors section in the 2001 Proxy Statement. No portion of the Personnel and Compensation Committee Report on Executive Compensation for 2000 or the Arch Coal Performance Graph is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Ownership of Arch Coal Common Stock" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of Arch Coal, Inc. and subsidiaries included in the Company's 2000 Annual Report to Stockholders are incorporated by reference:

    Consolidated Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

    Consolidated Balance Sheets--December 31, 2000 and 1999

    Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

  The following financial statements of Canyon Fuel Company, LLC are incorporated by reference to Exhibit 99 to this Annual Report on Form 10-K:

    Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

    Balance Sheets--December 31, 2000 and 1999

    Statements of Members' Equity--Years Ended December 31, 2000, 1999 and
  1998

    Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

    Notes to Financial Statements

  (a)(2) The following consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:

    II--Valuation and Qualifying Accounts at page 22.

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

    2.2 Contribution Agreement among Arch Coal, Inc., Arch Western Acquisition
        Corporation, Atlantic Richfield Company, Delta Housing, Inc. and Arch
        Western Resources LLC, dated as of March 22, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed June 15, 1998)

    3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

    3.2 Restated and Amended Bylaws of Arch Coal, Inc. (filed herewith)

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

    4.9  Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the
         Lenders party thereto, PNC Bank, National Association, as
         Administrative Agent, Morgan Guaranty Trust Company of New York, as
         Syndication Agent, and First Union National Bank, as Documentation
         Agent, dated as of January 21, 2000 (incorporated by reference to the
         Company's Annual Report on Form 10-K for the Year Ended December 31,
         1999)

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

   10.1  Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated
         June 5, 2000 (incorporated herein by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
         2000)

   10.2  Form of Retention Agreement between Arch Coal, Inc. and each of its
         Executive Officers (other than its Chief Executive Officer)
         (incorporated herein by reference to Exhibit 10.2 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)

   10.3  Coal Off-Take Agreement, executed as of April 4, 1997, among Arch
         Coal, Inc. (formerly Arch Mineral Corporation), Carboex International,
         Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit
         10.1 of the Company's Registration Statement on Form S-4 (Registration
         No. 333-28149) filed on May 30, 1997)

   10.4  Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal,
         Inc. (formerly Arch Mineral Corporation), Ashland Inc. and Carboex
         S.A. (incorporated herein by Reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-
         28149) filed on May 30, 1997)

   10.5 Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch
         Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and Carboex
         International, Ltd. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No.
         333-28149) filed on May 30, 1997)

   10.6  Deed of Lease and Agreement between Dingess-Rum Coal Company and
         Amherst Coal Company (predecessor to Ark Land Company), dated June 1,
         1962, as supplemented January 1, 1968, June 1, 1973, July 1, 1974,
         November 12, 1987, Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984 and January 7, 1993; February 24, 1993; Partial
         Release dated as of May 6, 1988; Assignments dated March 15, 1990,
         October 5, 1990 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 (Registration No.
         333-28149) filed on May 30, 1997)

   10.7  Agreement of Lease by and between Shonk Land Company, Limited
         Partnership and Lawson Hamilton (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9, 1989,
         April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993,
         August 4, 1994, October 1, 1995, July 31, 1996 and November 27, 1996
         (incorporated herein by reference to Exhibit 10.9 of the Company's
         Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

   10.8  Lease between Little Coal Land Company and Ashland Land & Development
         Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the Company
         (incorporated herein by reference to Exhibit 10.11 of a Post-Effective
         Amendment No. 1 to a Registration Statement on Form S-1 (Registration
         No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.9  Agreement of Lease dated January 1, 1988, between Courtney Company and
         Allegheny Land Company (legal successor by merger with Allegheny Land
         Co. No. 2, the assignee of Primeacre Land Corporation under October 5,
         1992, assignments), a second-tier subsidiary of the Company
         (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995, filed by Ashland
         Coal, Inc., a subsidiary of the Company)

   10.10 Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet
         Mining, Inc. (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1
         (Registration No. 33-22425), as Amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

   10.11 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet
         Mining & Construction Co., Inc., an independent operating subsidiary of the Company that Subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-
         Effective Amendment No. 1 to a Registration Statement on Form S-1
         (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

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

   10.18 Federal Coal Lease dated as of June 24, 1993 between the United States
         Department of the Interior and Southern Utah Fuel Company
         (incorporated herein by reference to Exhibit 10.17 of the Company's
         Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.19 Federal Coal Lease between the United States Department of the
         Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the Year
         Ended December 31, 1998)

   10.20 Federal Coal Lease dated as of July 19, 1997 between the United States
         Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.21 Federal Coal Lease dated as of January 24, 1996 between the United
         States Department of the Interior and the Thunder Basin Coal Company
         (incorporated herein by reference to Exhibit 10.20 of the Company's
         Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.22 Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin
         Coal Company (incorporated herein by reference to Exhibit 10.21 of the
         Company's Annual Report on Form 10-K for the Year Ended December 31,
         1998)

   10.23 Federal Coal Lease effective as of May 1, 1995 between the United
         States Department of the Interior and Mountain Coal Company
         (incorporated herein by reference to Exhibit 10.22 of the Company's
         Annual Report on Form 10-K for the Year Ended December 31, 1998)

   10.24 Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the
         Year Ended December 31, 1998)

   10.25 Federal Coal Lease dated as of October 1, 1999 between the United
         States Department of the Interior and Canyon Fuel Company, LLC
         (incorporated herein by reference to Exhibit 10 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended September 30,
         1999)

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

   10.32 Second Amendment to the Arch Mineral Corporation Supplemental
         Retirement Plan effective January 1, 1998 (incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

   13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 (filed herewith)

   18    Preferability Letter of Ernst & Young LLP dated May 11, 1999
         (incorporated herein by Reference to Exhibit 18 of the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

   21    Subsidiaries of the Company (filed herewith)

   23.1  Consent of Ernst & Young LLP (filed herewith)

   24  Power of Attorney (filed herewith)

   99  Financial Statements of Canyon Fuel Company, LLC (filed herewith)

--------
* Exhibits 10.27, 10.28, 10.29, 10.30 and 10.32 are executive compensation plans.
** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

  (b) Reports on Form 8-K

    None.

  (d) Financial Statements of Canyon Fuel Company, LLC (incorporated by reference to Exhibit 99 of this Annual Report on Form 10-K for the Year Ended December 31, 2000).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Arch Coal, Inc.
                                          (Registrant)

                                                   /s/ Steven F. Leer
                                          By: _________________________________
                                                       Steven F. Leer
                                               President and Chief Executive
                                                          Officer
Date: March 14, 2001

              Signatures                                  Capacity
              ----------                                  --------

        /s/ Steven F. Leer             President and Chief Executive Officer and
______________________________________  Director
            Steven F. Leer

       /s/ Robert J. Messey            Senior Vice President and Chief Financial
______________________________________  Officer (Principal Financial Officer)
           Robert J. Messey

        /s/ John W. Lorson             Controller
______________________________________
            John W. Lorson

                  *                    Director
______________________________________
            James R. Boyd

                                       Director
______________________________________
           Phillip W. Block

                  *                    Director
______________________________________
            Frank M. Burke

                  *                    Director
______________________________________
      Ignacio Dominguez Urquijo

                  *                    Director
______________________________________
          Thomas L. Feazell

                  *                    Director
______________________________________
           Robert L. Hintz

              Signatures                                  Capacity
              ----------                                  --------

                  *                    Director
______________________________________
           Douglas H. Hunt
                  *                    Director
______________________________________
           James L. Parker

                  *                    Director
______________________________________
           A. Michael Perry

                  *                    Director
______________________________________
          Theodore D. Sands

       /s/ Robert G. Jones
*By: _________________________________
           Robert G. Jones
         As Attorney-in-fact

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

                                                                     SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                      Additions
                           Balance at Charged to                        Balance
                           Beginning  Costs and                         at End
       Description          of Year    Expenses  Deductions(1) Other(2) of Year
       -----------         ---------- ---------- ------------- -------- -------
Year Ended December 31,
 2000.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      541       --           482        --        59
    Current Assets--
     Supplies Inventory...   23,542     4,223        7,926        --    19,839
Year Ended December 31,
 1999.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      582       325          366        --       541
    Current Assets--
     Supplies Inventory...   23,901     5,966        6,325        --    23,542
Year Ended December 31,
 1998.....................
  Reserves Deducted from
   Asset Accounts.........
    Other Assets--Other
     Notes and Accounts
     Receivable...........      471       306          195        --       582
    Current Assets--
     Supplies Inventory...   17,681     2,292        5,999      9,927   23,901

--------
(1) Reserves utilized, unless otherwise indicated.
(2) Balances acquired in the Arch Western transaction.