Form 10-Q
period 2001-03-31
ARCH COAL INC
filed 2001-05-15
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934
                For the Quarterly Period Ended March 31, 2001

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

Registrant's telephone number, including area code: (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ At May 1, 2001, there were 43,728,219 shares of registrant's common stock outstanding.
                                    INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE

       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000................................................................................1

         Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 2001 and 2000....................................................................2

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000.......................................................3

         Notes to Condensed Consolidated Financial Statements..................................................4

          Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............................................7

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................19

PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................................................20

       Item 4.    Submission of Matters to a Vote of Securities Holders.......................................20

       Item 6.    Exhibits and Reports on Form 8-K............................................................20

                                                                   1
                                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)

                                                                             March 31,              December 31,
                                                                               2001                     2000
                                                                        --------------------    ----------------------
                                                                            (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                          $        2,349           $       6,028
     Trade accounts receivable                                                 153,628                 141,727
     Other receivables                                                          24,305                  38,540
     Inventories                                                                51,288                  47,930
     Prepaid royalties                                                           3,459                   2,262
     Deferred income taxes                                                      27,440                  27,440
     Other                                                                      14,911                  13,963
                                                                        --------------------    ----------------------
                  Total current assets                                         277,380                 277,890
                                                                        --------------------    ----------------------

Property, plant and equipment, net                                           1,441,749               1,430,053
                                                                        --------------------    ----------------------

Other assets
     Prepaid royalties                                                          33,500                  17,500
     Coal supply agreements                                                    101,298                 108,884
     Deferred income taxes                                                     194,067                 179,343
     Investment in Canyon Fuel                                                 174,004                 188,700
     Other                                                                      29,393                  30,244
                                                                        --------------------    ----------------------

                  Total other assets                                           532,262                 524,671
                                                                        --------------------    ----------------------
                  Total assets                                          $    2,251,391           $   2,232,614
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                   $      115,164            $    103,014
     Accrued expenses                                                          154,402                 152,303
     Current portion of debt                                                    95,000                  60,129
                                                                        --------------------    ----------------------
                  Total current liabilities                                    364,566                 315,446
   Long-term debt                                                              957,070               1,090,666
   Accrued postretirement benefits other than pension                          332,837                 336,663
   Accrued reclamation and mine closure                                        116,133                 118,928
   Accrued workers' compensation                                                79,637                  78,593
   Accrued pension cost                                                         21,453                  19,287
   Obligations under capital leases                                             10,596                  11,348
   Other noncurrent liabilities                                                 63,118                  41,809
                                                                        --------------------    ----------------------
                  Total liabilities                                          1,945,410               2,012,740
                                                                        --------------------    ----------------------

Stockholders' equity
   Common stock                                                                   435                       397
   Paid-in-capital                                                            550,940                   473,428
   Retained deficit                                                          (231,385)                 (234,980)
   Treasury stock, at cost                                                          -                   (18,971)
   Accumulated other comprehensive loss                                       (14,009)                        -
                                                                        --------------------    ----------------------
                  Total stockholders' equity                                  305,981                   219,874
                                                                        --------------------    ----------------------
                  Total liabilities and stockholders' equity            $   2,251,391            $    2,232,614
                                                                        ====================    ======================

                                       See notes to condensed consolidated financial statements.

                                                                   2

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------      ----------------
                                                                                     2001                  2000
                                                                                ----------------      ----------------
Revenues
   Coal sales                                                                   $      360,043        $      344,399
   Income from equity investment                                                         6,059                 3,631
   Other revenues                                                                       15,325                 9,771
                                                                                ----------------      ----------------
                                                                                       381,427               357,801
                                                                                ----------------      ----------------
Costs and expenses
   Cost of coal sales                                                                  329,525               329,985
   Selling, general and administrative expenses                                         13,794                 9,756
   Amortization of coal supply agreements                                                7,586                10,096
   Other expenses                                                                        4,329                 5,066
                                                                                ----------------      ----------------
                                                                                       355,234               354,903
                                                                                ----------------      ----------------
     Income from operations                                                             26,193                 2,898

   Interest expense, net:
     Interest expense                                                                  (21,354)              (22,920)
     Interest income                                                                       251                   295
                                                                                ----------------      ----------------
                                                                                       (21,103)              (22,625)
                                                                                ----------------      ----------------

       Income (loss) before income taxes                                                 5,090               (19,727)
   Income tax benefit                                                                   (1,000)               (4,700)
                                                                                ----------------      ----------------
       Net income (loss)                                                 $        6,090        $      (15,027)
                                                                                ================      ================

   Basic and diluted earnings (loss) per common share                           $         0.15        $        (0.39)
                                                                                ================      ================

   Weighted average shares outstanding                                                  40,411                38,164
                                                                                ================      ================

   Dividends declared per share                                                 $       0.0575        $       0.0575
                                                                                ================      ================

                                       See notes to condensed consolidated financial statements.

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                        ----------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ----------------------

Operating activities
Net income (loss)                                                       $       6,090            $       (15,027)
Adjustments to reconcile to cash provided by
  operating activities:
     Depreciation, depletion and amortization                                  44,240                     51,769
     Prepaid royalties expensed                                                 1,607                      1,590
     Net gain on disposition of assets                                         (3,435)                    (2,343)
     Income from equity investment                                             (6,059)                    (3,631)
     Net distributions from (contributions to) equity investment               20,755                     (7,800)
     Changes in:
       Receivables                                                              2,334                     18,953
       Inventories                                                             (3,358)                    (1,191)
       Accounts payable and accrued expenses                                   14,249                     26,307
       Income taxes                                                            (5,767)                    (4,642)
       Accrued postretirement benefits other than pension                      (3,826)                      (661)
       Accrued reclamation and mine closure                                    (2,795)                       699
       Accrued workers' compensation benefits                                   1,044                     (6,325)
       Other                                                                      413                     (1,711)
                                                                        --------------------    ----------------------
     Cash provided by operating activities                                     65,492                     55,987
                                                                        --------------------    ----------------------

Investing activities
Additions to property, plant and equipment                                    (48,547)                   (50,129)
Proceeds from dispositions of property, plant and equipment                     3,631                      2,942
Additions to prepaid royalties                                                (18,804)                   (17,901)
                                                                        --------------------    ----------------------

     Cash used in investing activities                                        (63,720)                   (65,088)
                                                                        --------------------    ----------------------

Financing activities
Net proceeds from (payments on) revolver and lines of credit                  (98,725)                    11,101
Reductions of obligations under capital leases                                   (752)                         -
Dividends paid                                                                 (2,495)                    (2,195)
Proceeds from sale of common stock                                             77,550                          -
Proceeds from sale of treasury stock                                           18,971                          -
                                                                        --------------------    ----------------------

     Cash provided by (used in) financing activities                           (5,451)                     8,906
                                                                        --------------------    ----------------------

Decrease in cash and cash equivalents
                                                                               (3,679)                      (195)
Cash and cash equivalents, beginning of period                                  6,028                      3,283
                                                                        --------------------    ----------------------

Cash and cash equivalents, end of period                                $       2,349           $          3,088
                                                                        ====================    ======================

                                          See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. Arch Coal, Inc. (the “Company”) operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company’s mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

Arch Western Resources, LLC (“Arch Western”), a subsidiary of the Company, is 99% owned by the Company and 1% owned by Atlantic Richfield Company (“ARCO”), which merged with a subsidiary of BP Amoco on April 18, 2000. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., owned 100% by Arch Western, which operates one coal mine in Colorado; Canyon Fuel Company, LLC (“Canyon Fuel”), 65% owned by Arch Western and 35% by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation, which operates three coal mines in Utah; and Arch of Wyoming, LLC, owned 100% by Arch Western, which operates two coal mines in the Hanna Basin of Wyoming.

The Company’s 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment (see additional discussion in “Investment in Canyon Fuel” in Note D).

Note B - Shareholders' Equity

On February 22, 2001, the Company completed a public offering of 9,927,765 shares of common stock, including the remaining 4,756,968 shares held by its then largest stockholder, Ashland, Inc. and 5,170,797 primary and treasury shares issued directly by the Company. The proceeds realized by the Company from the transaction of $92.9 million after the underwriters’ discount and expenses, were used to pay down debt. The Company also recognized proceeds of $3.6 million from sales of shares through the Company’s employee stock option plan.

In addition, on April 12, 2001, the Company filed a Universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. The Universal Shelf allows the Company to offer, from time to time in the future, up to $750 million in debt securities, preferred stock, depositary shares, common stock and related rights and warrants. On May 8, 2001, the Company utilized the shelf registration and completed a public offering of 8,500,000 primary shares of common stock. Estimated proceeds realized from the transaction after the underwriting discount and expenses were $266.3 million. The proceeds were used to pay down debt. The Company also granted the underwriters involved with the offering an option to purchase up to an additional 1,275,000 shares until June 2, 2001 to cover over-allotments. Subsequent to the offering and before the exercise of the over-allotment provision, the Company can still issue an additional $469.5 million in debt and equity securities under the Universal Shelf.

Note C - Adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities

Arch Coal adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company’s interest rate swaps are an item which is affected by the provisions of FAS 133. The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. In accordance with FAS 133, these instruments qualify as a cash flow hedge and are deemed to be effective for the variable rate debt being hedged. Accordingly, the Company recorded the fair value of the instruments on the balance sheet as an other non-current liability. The Company recorded the unrealized loss, net of tax, in accumulated other comprehensive loss. The adoption of FAS 133 had no impact on the Company’s results of operations or cash flows. The effects related to the adoption of FAS 133 and impacts related to the quarter follow:

                                         Interest Rate           Tax            Accumulated Other
                                             Swaps              Effect         Comprehensive Loss
                                         -----------------------------------------------------------
                                                               (in thousands)
       Adoption (January 1, 2001)            $  (7,910)         $ 3,085                  $  (4,825)
       Other Comprehensive Loss                (15,056)           5,872                     (9,184)
                                          ---------------     -------------    ----------------------
       March 31, 2001                        $ (22,966)         $ 8,957                  $ (14,009)
                                          ===============     =============    ======================

The following table presents comprehensive income:

                                                        Three Months Ended
                                                            March 31,
                                                        2001         2000
                                                         (in thousands)

        Net Income (loss)                               $ 6,090       $(15,027)
        Other Comprehensive loss net
           of income tax benefit                        (14,009)             -
        Total comprehensive loss                        $(7,919)      $(15,027)
                                                        ========      =========
Note D - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which is accounted for on the equity method:

                                                                           Three Months Ended
                                                                               March 31,

   Condensed Income Statement Information                                2001              2000
   --------------------------------------------------------------    --------------    -------------
                                                                             (in thousands)
   Revenues                                                          $     70,164      $     65,292
   Total costs and expenses                                                62,154            61,283
                                                                     --------------    -------------
   Net income                                                        $      8,010      $      4,009
                                                                     ==============    =============

   65% of Canyon Fuel net income                                     $      5,207     $       2,606
   Effect of purchase adjustments                                             852             1,025
                                                                     --------------    -------------
   Arch Coal's income from its equity
      investment in Canyon Fuel                                      $      6,059     $       3,631
                                                                     ==============    =============

The Company’s income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel’s net income after adjusting for the effect of its investment in Canyon Fuel. The Company’s investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note E - Inventories
Inventories consists of the following:

                                                            March 31,          December 31,
                                                               2001                2000
                                                                    (in thousands)
                   Coal                                  $         22,656     $        21,185
                   Repair parts and supplies                       28,632              26,745
                                                         -----------------    ----------------
                                                         $         51,288     $        47,930
                                                         =================    ================
Note F - Debt

Debt consists of the following:

                                                            March 31,          December 31,
                                                              2001                2000
                                                                    (in thousands)
       Indebtedness to banks under revolving credit
          agreement, expiring May  31, 2003              $        281,700      $      332,100
       Variable rate term loan payable quarterly
          from July 1, 2001 through October 1, 2002                88,000             135,000
       Variable rate term loan due May 31, 2003                   675,000             675,000
       Other                                                        7,370               8,695
                                                         -----------------    ----------------
                                                         $      1,052,070      $    1,150,795
       Less current portion                                        95,000              60,129
                                                         -----------------    ----------------
       Long-term debt                                    $        957,070      $    1,090,666
                                                         =================    ================

At March 31, 2001, the Company had two five-year credit facilities: a $675 million non-amortizing term loan in the name of Arch Western and a $900 million credit facility in the name of the Company, including a $300 million fully amortizing term loan and a $600 million revolver. The $675 million term loan is secured by Arch Western’s membership interests in its subsidiaries. The Arch Western credit facility is not guaranteed by the Company. The rate of interest on the borrowings under the agreements is a rate based on LIBOR. The revolving credit agreement provided borrowing up to $600 million less any outstanding letters of credit. At March 31, 2001, the Company had $34.5 million in letters of credit outstanding which when combined with borrowings under the revolver allowed for $283.8 million of additional borrowings under the revolver. The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2001, there were $20.0 million of such agreements in effect, of which no borrowings were outstanding.

On February 22, 2001, the Company used proceeds from its public stock offering (See Note B) to pay down debt. In accordance with the terms of the credit facilities, the Company used a portion of the proceeds to prepay $47.0 million on the $300 million fully amortizing term loan. The remaining proceeds were used to reduce the revolving credit facility.

On May 8, 2001, the Company received proceeds of $266.3 million in conjunction with a public offering of shares of its common stock (See Note B). The proceeds were used to retire the Company’s term loan with the remainder reducing the borrowings under the Company’s revolving credit facility. Pursuant to the terms of the revolver, the available credit for borrowing under the revolver was reduced from $600 million to $554 million as a result of the proceeds received from the equity offering. After the application of the proceeds of the Company’s May 8, 2001 public stock offering, aggregate required maturities of debt for the remainder of 2001 and thereafter are $2.3 million in 2001, $0.5 million in 2002, $778.9 million in 2003, $0.6 million in 2004, $0.6 million in 2005 and $2.9 million thereafter.

Terms of the Company’s credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants required the pledging of assets to collateralize the term loan and the Company’s revolving credit facility. The assets pledged include equity interests in wholly owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with these financial covenants at March 31, 2001.

The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company’s outstanding debt. At March 31, 2001, the Company had interest-rate swap agreements having a total notional value of $460.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 6.27% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At March 31, 2001, the remaining terms of the swap agreements ranged from 17 to 51 months.

Note G - Contingencies

The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. As of March 31, 2001, the Company had accrued $2.5 million related to a settlement with the U. S. Department of Interior associated with the 1996 impoundment failure at Lone Mountain. The final payment of $2.5 million was made on April 4, 2001

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

As a result of permit revisions, the Company reduced its reclamation liability at Arch of Illinois during the first quarter of 2001 resulting in a pre-tax gain of $3.5 million. This gain was more than offset by expense related to stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. The compensation related accrual resulted in a pre-tax charge of $6.3 million.

Note I - Earnings (Loss) per Share The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.
                                                                           Three Months Ended
                                                                               March 31,
                                                                  -------------------------------------
                                                                       2001                 2000
                                                                  ----------------     ----------------
                                                                    (in thousands, except per share
                                                                                 data)
Numerator:
   Net income (loss)                                              $       6,090        $     (15,027)
                                                                  ================     ================
Denominator:
   Weighted average shares - denominator for basic                       40,411               38,164
   Dilutive effect of employee stock options                                169                    -
                                                                  ----------------     ----------------
   Ajusted weighted average shares - denominator
      for diluted                                                        40,580               38,164
                                                                  ================     ================

Basic and diluted earnings (loss) per common share                $        0.15        $        (.39)
                                                                  ================     ================
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report which are not statements of historical fact are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on expectations or assumptions, some or all of which may be incorrect and which are also subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the statements. These expectations, assumptions and uncertainties include the Company’s expectation of continued growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act and the relatively higher costs of competing fuels will increase demand for its compliance and low-sulfur coal; expectation of continued improved market conditions for the price of coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company’s working capital needs and meet its debt reduction goals; a variety of operational, geologic, permitting, labor and weather related factors and the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties.”

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001, Compared
     to Quarter Ended March 31, 2000

Net Income (Loss). Net income for the quarter ended March 31, 2001 was $6.1 million compared to a net loss of $15.0 million for the quarter ended March 31, 2000. Results for the quarter ended March 31, 2001 were positively impacted by strong margins on limited tonnage open to market-based pricing and by strong performances at nearly all of the Company’s mines except for the West Elk mine in Colorado. In addition, the Company reversed previously recorded reclamation liabilities at Arch of Illinois where, as a result of permit revisions associated with its reclamation activities that reduced the amount of reclamation work expected, the Company was able to recognize a $3.5 million pre-tax gain. These positive factors were partially offset by additional accruals recorded related to stock-based compensation programs that may be realized in future periods as a result of improved stock price performance. The compensation related accruals resulted in a pre-tax reduction of earnings of $6.3 million.

The Company’s West Elk mine’s coal sales in the first quarter of 2001 were $14.8 million greater than its sales in the first quarter of 2000, although the mine experienced significant production difficulties in both quarters. In 2001, the West Elk mine encountered higher than expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February. The higher than expected methane levels resulted in a curtailment of shipments during the first quarter of this year which negatively impacted first quarter net income. During 2000, the West Elk mine was idled from January 28, 2000 to July 12, 2000 following the detection of combustion gases in a portion of the mine. During the first quarters of 2001 and 2000, West Elk contributed $23.7 million and $8.9 million, respectively, to coal sales, compared to $27.2 million of coal sales during the first quarter of 1999, a comparable quarter of uninterrupted production. Operating losses for West Elk for the first quarters of 2001 and 2000 were $1.8 million and $11.9 million, respectively, compared to operating income of $1.5 million during the first quarter of 1999.

Revenues. Total revenues for the quarter ended March 31, 2001 were $381.4 million, an increase of $23.6 from the quarter ended March 31, 2000. This increase was the result of several factors, including improved pricing on the limited tonnage that was open to market-based pricing during the quarter, the increase in sales at West Elk when compared to the same period in the prior year (both of which are described above), and an increase in income from equity investment, which is the Company’s 65% ownership of Canyon Fuel Company.

Income from Operations. Excluding the impacts of the reclamation adjustment at Arch of Illinois, the additional stock-based compensation accruals during the current quarter and the impact of the losses at West Elk in both the first quarters of 2001 and 2000 (all described above), income from operations of $30.8 million during the first quarter of 2001 was $16.0 million higher than that of the first quarter of 2000. The increase in income from operations is primarily attributable to continuing strong performance at the majority of the Company’s operations and the impact of improved pricing on the limited tonnage that was open to market-based pricing during the quarter.

Other Revenues. The increase in other revenues of $5.6 million compared to the first quarter of 2000 was primarily attributable to additional land sales in the first quarter of 2001 resulting in a gain of $3.3 million compared to $1.1 million in the prior period. In addition, the Company had higher outlease royalty income during the first quarter of 2001 compared to the first quarter of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.0 million from the first quarter of 2000. This increase is primarily attributable to the additional stock-based compensation accruals.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements decreased by $2.5 million as a result of the expiration or buy-out of above-market-contracts that were valued on the Company’s balance sheet.

Income Taxes. The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the first quarter of 2001 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $80.3 million for the current quarter compared to $63.6 million for the first quarter of 2000. The increase in adjusted EBITDA was primarily attributable to the resumption of mining activity at the Company’s West Elk operation, improved performance at the majority of the Company’s operations and improved pricing on the limited tonnage that was open to market-based pricing during the quarter. EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company’s profitability, liquidity or performance under U.S. generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing arrangements).

OUTLOOK

West Elk Mine. The Company’s West Elk mine encountered higher than expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The higher methane levels, which have resulted in intermittent closures in all or part of the mine, led to a curtailment of planned shipments from the West Elk mine in the first quarter of 2001 and are also expected to have a significant impact on shipments during the second quarter of 2001. By completing revisions to its ventilation system, West Elk has made progress in diluting the liberated methane levels. The expansion of an existing methane collection system and the completion of boreholes from the surface into the affected area should further reduce the gas concentrations. The Company expects the mine to return to reasonably strong levels of production during the third quarter of 2001. However, if the Company is unable to adequately control methane levels at the mine it maybe forced to operate the mine at lower levels of production than planned, or idle the mine.

The West Elk mine was idle for approximately six months in 2000 following the detection of combustion-related gases in the western section of the mine. The Company incurred between $4 million and $6 million per month in after-tax losses while the mine was idled. Additional fire-related costs were incurred at the West Elk mine following the resumption of mining activities and will continue to be incurred during the remainder of 2001 as the Company reclaims drilling sites and roads and eventually dismantles pumping equipment. Since the inception of the event and through March 31, 2001, the Company has received and recognized aggregate pre-tax partial insurance payments of $31 million that cover a portion of the losses incurred at West Elk. The Company expects to receive additional insurance payments under its property and business interruption policy. Any additional recovery, however, will depend on resolution of the Company’s claim with the insurance carrier, the timing of which is uncertain. During the first quarter of 2001, the Company completed mining the last longwall panel in the western section and permanently sealed the entire western side of the mine.

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Division of Environmental Protection (DEP) from issuing any permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of permits for the construction of nearly all new valley fills and the expansion of nearly all existing valley fills. The district court then granted a stay of its injunction, pending the outcome of an appeal of the court’s decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. On April 24, 2001, the Court of Appeals vacated the judgment of the district court with respect to the injunction.

The injunction discussed above was entered as part of the litigation that caused a delay in obtaining mining permits for the Company’s Dal-Tex operation described under “Contingencies-Legal Contingencies-Dal-Tex Litigation.” As a result of the delay, the Company idled its Dal-Tex mining operation on July 23, 1999. If all necessary permits are obtained the Company may determine to reopen the mine subject to then-existing market conditions.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until 2003.

Coal Markets. Although the Company continues to be adversely affected by coal contracts priced during weak market conditions, there have been developments that may translate into improved market conditions for coal in the future. A normal winter during 2000/2001 and continued growth of the “digital” economy have created an increased demand for electricity. In addition, as of April 2001, the price of natural gas has more than doubled since January 2000. Hydroelectric power conditions are weaker than normal due to dry conditions. The nuclear power system is operating at near its effective limits and no new domestic nuclear plants are currently in the permitting stage. Meanwhile, power generators have announced plans to construct several new coal-fired power plants. Also, over the course of the last year, quoted and spot prices for coal produced in the regions in which the Company operates have risen significantly. Although the Company has virtually all of its anticipated 2001 production already committed and priced, approximately 30%, 50% and 75% of its 2002, 2003 and 2004 estimated production, respectively, will be available for market pricing.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. With Phase II of the Clean Air Act in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price than high-sulfur coal in the marketplace. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. All of the Company’s western coal production and approximately half of its eastern production is compliance quality. Approximately 68% of the Company’s coal reserves are compliance quality while an additional 22% is low sulfur, or coal that emits between 1.2 and 2.5 pounds of sulfur dioxide when burned.

Chief Objectives. The Company continues to focus on realizing the potential of its assets and maximizing stockholder value by making decisions based upon the following: (1) aggressively paying down, restructuring and diversifying debt, (2) further strengthening cash generation, (3) improving earnings, (4) increasing productivity, (5) reducing costs, and (6) building on its leading position at its large low-cost mines in its target coal-producing basins. The Company is aggressively pursuing cost savings which, together with improved productivity, are designed to enable the Company to achieve these financial objectives. In addition to a corporate-wide restructuring in late 1999 that resulted in a substantial reduction in operating costs in 2000, the Company initiated a cost reduction effort targeting key cost drivers at each of the Company’s captive mines which is expected to result in cost savings in 2001.

Public Stock Offerings. On February 22, 2001, the Company completed a public offering of 9,927,765 shares of common stock, including the remaining 4,756,968 shares held by its then largest stockholder, Ashland, Inc., and 5,170,797 primary and treasury shares issued directly by the Company. Proceeds realized from the transaction, which totaled $92.9 million net of the underwriters’ discount and approximately $0.3 million of issuance costs, were used to pay down debt

In addition, on April 12, 2001, the Company filed a Universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. The Universal Shelf allows the Company to offer, from time to time in the future, up to $750 million in debt securities, preferred stock, depositary shares, common stock and related rights and warrants. On May 8, 2001, the Company utilized the shelf registration and completed a public offering of 8,500,000 primary shares of common stock. Proceeds realized from the transaction after the underwriters’ discount and expenses were $266.3 million. The proceeds were used to retire the Company’s term loan with the remainder reducing the borrowings under the Company’s revolving credit facility.

Through March 31, 2001, the Company reduced its total debt by $98.7 million principally through the use of proceeds raised in the February 22, 2001 equity offering described above. The Company achieved the debt reduction despite the fact that it incurred more than 40% of its annual capital budget primarily by making the third of five annual payments of $31.6 million for the Thundercloud Federal Reserve lease, which was acquired in 1998. In addition, the Company applied all of the net proceeds raised in the May 8, 2001 equity offering described above to pay down debt. The Company’s debt-to-capitalization ratio, which was 84% at December 31, 2000, has declined to approximately 58% subsequent to the equity offerings. The Company anticipates continuing to make substantial progress toward reducing debt in the future.

The following unaudited pro-forma data reflects the debt and stockholders’ equity balances at March 31, 2001 as if the proceeds from the May 8, 2001 equity offering had been applied prior to March 31, 2001.

                                                                    March 31, 2001
                                                                    Pro-Forma Equity                Adjusted
                                            Actual                      Offering                    Balances
                                   --------------------------    ------------------------    ------------------------
                                                                       (in thousands)
  Total Debt                                   1,052,070                     (266,330)                   785,740

  Common Stock                                       435                           85                        520
  Paid-in-capital                                550,940                      266,245                    817,185
  Accumulated deficit                           (231,385)                           -                   (231,385)
  Accumulated other
     comprehensive loss                          (14,009)                           -                    (14,009)
                                   --------------------------    ------------------------    ------------------------
  Total stockholders' equity                     305,981                      266,330                    572,311

  Total capitalization                         1,358,051                            -                  1,358,051

  Debt-to-capitalization                           77.5%                                                   57.9%
LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2001 and 2000:
                                                               2001                2000
                                                          ----------------    ----------------
                                                                    (in thousands)
              Cash provided by (used in):
                 Operating activities                     $       65,492      $       55,987
                 Investing activities                            (63,720)            (65,088)
                 Financing activities                             (5,451)              8,906

Cash provided by operating activities increased in the three months ended March 31, 2001 compared to the same period in 2000 due to increased net income (as described in Results of Operations) and increased distributions received from its equity investment in Canyon Fuel Company LLC.

Cash used in investing activities during the three months ended March 31, 2001 was relatively consistent with the same period in 2000. During both the first quarters of 2001 and 2000, the Company made the third and second, respectively, of five annual payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The first payment was made at the time of the acquisition of the lease in 1998. The remaining two payments are due in January 2002 and 2003.

Cash used in financing activities was $5.5 million in the first quarter of 2001 compared to cash provided by financing activities of $8.9 million during the first quarter of 2000. The net cash used in financing activities reflects the pay-down of $98.7 million of debt primarily from the February 22, 2001 issuance of common stock which resulted in proceeds of $92.9 million. Cash provided by financing activities during the first quarter of 2000 reflects net borrowing of $11.1 million.

The Company generally satisfies its working capital requirements and funds its capital expenditures and debt-service obligations with cash generated from operations. The Company believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. The Company’s ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond the Company’s control.

Expenditures for property, plant and equipment were $48.5 million for the three months ended March 31, 2001, compared to $50.1 million for the three months ended March 31, 2000. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $65.0 million for the remainder of 2001. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At March 31, 2001, the Company had $34.5 million in letters of credit outstanding which when combined with borrowings under the revolver, allowed for $283.8 million of available borrowings under the Company’s revolving credit facility. There is currently $554 million available under the revolving credit facility due to a decrease in the commitment resulting from the Company’s repayment of debt outstanding under the facility as described above. Financial covenants contained in the Company’s credit facilities consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company’s adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income. In addition, the covenants required the pledging of assets to collateralize the term loan and the Company’s revolving credit facility. The assets pledged include equity interests in wholly owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. The Company was in compliance with these financial covenants at March 31, 2001.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2001, there were $20.0 million of such agreements in effect, none of which were outstanding. The Company can also issue an additional $469.5 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates. At March 31, 2001, debt included $1.045 billion of floating-rate debt, for which the rate of interest is a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At March 31, 2001, the Company had interest-rate swap agreements having a total notional value of $460.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 6.27% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. These amounts are recognized as adjustments to interest expense over the lives of agreements, thereby adjusting the effective interest rate on the Company’s debt. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at March 31, 2001 ranged from 17 to 51 months. All instruments are entered into for other than trading purposes.

The discussion below presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices. The range of changes reflects the Company’s view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described previously in Note C to the condensed consolidated financial statements of the Company as of March 31, 2001.

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company’s debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

The sensitivity analysis related to the fixed portion of the Company’s debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at March 31, 2001 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $7.7 million at March 31, 2001. Based on the variable-rate debt included in the Company’s debt portfolio as of March 31, 2001, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $5.9 million of interest expense incurred based on March 31, 2001 debt levels.

CONTINGENCIES

Reclamation.

The federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation over the estimated useful mining life of the property. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures and dismantling or demolishing equipment or buildings used in mining operations. The Company also accrues for significant reclamation that is completed during the mining process prior to final mine closure. The establishment of the final mine closure reclamation liability and the other ongoing reclamation liabilities are based upon permit requirements and require various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. The Company’s management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies.

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

Dal-Tex Litigation. A federal court injunction that prohibited the West Virginia Division of Environmental Protection from issuing permits for the Company’s Dal-Tex mine to use valley fill mining techniques resulted in the shutdown of this mine in July 1999. A subsequent order prohibited the construction or expansion of valley fills in West Virginia. Valley fill or mountaintop mining techniques used in central Appalachia involve the creation of large, engineered works into which excess earth and rock extracted during surface mining are placed. The plaintiffs in the litigation allege, among other things, that the issuance of mining permits without the preparation of an environmental impact statement, or EIS, that would evaluate the environmental effects of mountaintop mining and the construction of valley fills violated environmental laws. The Company appealed the order specific to its Dal-Tex operations, and the company, the West Virginia Division of Environmental Protection and other interested parties appealed the broader order concerning valley fills. On April 24, 2001, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the district court with respect to the injunction that prohibited the West Virginia Division of Environmental Protection from issuing permits to use valley fill mining techniques. The decision of the Fourth Circuit could be subject to a possible appeal to the United States Supreme Court, and does not preclude the plaintiffs from pursuing remedies in state court. Because it is not financially viable for coal producers to operate some mining properties without valley fills, if the decision of the Fourth Circuit is overturned or state court remedies similar to those obtained in the federal district court are available to the plaintiffs, the Company and other coal producers in West Virginia may be forced to close all or a portion of its mining operations in West Virginia, to the extent those operations are dependent on the use of valley fills. A settlement agreement entered into between the parties will require the preparation of an EIS prior to the issuance of permits for the construction of valley fills. The preparation of these statements is time-consuming and is sometimes the subject of litigation. As a result, even though the district court decision has been overturned, the Company cannot reopen the Dal-Tex mine until the EIS is completed and all necessary permits are obtained. At that time, the commencement of mining operations will be subject to then-existing market conditions.

Cumulative Hydrologic Impact Assessment (“CHIA”) Litigation. On January 20, 2000, two environmental organizations, the Ohio Valley Environmental Coalition and the Hominy Creek Watershed Association, filed suit against the West Virginia DEP in U.S. District Court in Huntington, West Virginia. In addition to allegations that the West Virginia DEP violated state law and provisions of the Clean Water Act, the plaintiffs allege that the West Virginia DEP’s issuance of permits for surface and underground coal mining has violated certain non-discretionary duties mandated by SMCRA. Specifically, the plaintiffs allege that the West Virginia DEP has failed to require coal operators seeking permits to conduct water monitoring to verify stream flows and ascertain water quality, to always include certain water quality information in their permit applications and to analyze the probable hydrologic consequences of their operations. The plaintiffs also allege that the West Virginia DEP has failed to analyze the cumulative hydrologic impact of mining operations on specific watersheds.

The plaintiffs sought an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identifies, and sought to enjoin, three pending permits sought by the Company’s Mingo Logan subsidiary to continue existing surface mining operations at the Phoenix reserve. On January 15, 2001, the West Virginia DEP notified the plaintiffs that the Company has completed all steps necessary to obtain the permits. On March 8, 2001, the Court denied the plaintiffs’ motion for a preliminary injunction seeking to enjoin the DEP’s decision to issue the permits. The Company subsequently received some of the permits necessary to continue operating the surface mine. If the plaintiffs ultimately prevail in this litigation, the Company’s ability to mine surface coal at Mingo Logan could be adversely affected and, depending upon the length of the suspension, the effect could be material. This matter does not affect Mingo Logan’s existing permits related to underground operations.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of March 31, 2001, the Company had outstanding consolidated indebtedness of $1.052 billion, representing approximately 77.5% of the Company’s capital employed. As discussed earlier, the Company also applied all of the net proceeds raised in a May 8, 2001 equity offering to pay-down debt. Subsequent to the equity offering, the Company further reduced its debt-to-capitalization ratio to approximately 58%. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company’s ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves and financial, business and other factors, many of which are beyond the Company’s control. The Company may be unable to generate sufficient cash flow from operations and future borrowings or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

The Company’s relative amount of debt and the terms of its credit agreements could have material consequences to its business, including, but not limited to: (i) making it more difficult to satisfy debt covenants and debt service, lease payment and other obligations; (ii) making it more difficult to pay quarterly dividends as the Company has in the past; (iii) increasing the Company’s vulnerability to general adverse economic and industry conditions; (iv) limiting the Company’s ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which the Company competes; and (vii) placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

A significant portion of the Company’s indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company’s costs relative to those obligations would also rise.

Terms of the Company’s credit facilities and leases contain financial and other covenants that create limitations on the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default under these agreements which, if not cured or waived, would enable the Company’s lenders to declare amounts borrowed due and payable or otherwise result in unanticipated costs.

Losses.

Although the Company reported positive net income for the first quarter of 2001, it incurred a net loss of $12.7 million for the full year ended December 31, 2000. The losses in 2000 were primarily attributable to the temporary idling of the West Elk mine in Colorado following the detection of combustion-related gases in a portion of the mine.

Because the coal mining industry is subject to significant regulatory oversight and due to the possibility of adverse pricing trends or other industry trends beyond the Company’s control, the Company may suffer losses in the future if legal and regulatory rulings, mine idlings and closures, adverse pricing trends or other factors affect the Company’s ability to mine and sell coal profitably.

Environmental And Regulatory Factors.

Federal, state and local governmental authorities regulate the coal mining industry on matters as diverse as employee health and safety, air quality standards, water pollution, groundwater quality and availability, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment and surface subsidence from underground mining. In addition, federal legislation mandates certain benefits for various retired coal miners represented by the United Mine Workers of America (“UMWA”). These regulations and legislation have had and will continue to have a significant effect on the Company’s costs of production and competitive position. Future regulations, legislation or orders may also cause the Company’s sales or profitability to decline by hindering its ability to continue its mining operations or by increasing its costs or by causing coal to become a less attractive fuel source.

Permits. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining some of which have significant bonding requirements. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits necessary for mining operations may not be issued or, if issued, may not be issued in a timely fashion or may involve requirements that may be changed or interpreted in a manner that restricts the Company’s ability to conduct its mining operation or to do so profitably.

As indicated by the legal action involving the Company’s Dal-Tex operation which is discussed in “Contingencies—Legal Contingencies—Dal-Tex Litigation” above, the regulatory environment in West Virginia is uncertain with respect to coal mining. No assurance can be made that the Fourth Circuit’s decision will not be overturned and the district court’s decision reinstated or that the plaintiffs will not obtain similar relief in a state court action. In such event, there could be a material adverse effect on the Company’s financial condition or results of operations.

New Environmental Regulations. Several new environmental regulations require a reduction in nitrogen oxide (“NOx”) emissions generated by coal-fired electric generating plants. Substantially all of the Company’s revenues from sales of coal in the first quarter of 2001 were from sales to generators operating these types of plants. Enforcement actions against a number of these generators, which include some of our customers, and proposed legislation ultimately may require additional reductions in nitrogen oxide emissions. The Environmental Protection Agency is also considering regulations that would require reductions in mercury emissions from coal-fired electric generating plants. To comply with these regulations and enforcement actions, these generators may choose to switch to other fuels that generate less of these emissions, such as natural gas or oil.

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gases (including carbon dioxide and other gas emissions that are believed to be trapping heat in the atmosphere and warming the earth’s climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol’s ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. In addition, President Bush has stated that he does not support the Kyoto Protocol as written. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company. Further developments in connection with the Kyoto protocol could increase the Company’s costs to mine coal.

Customers. In July 1997, the EPA proposed that 22 eastern states, including states in which many of the Company’s customers are located, make substantial reductions in NOx emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their NOx emissions to a level of 0.15 pounds of NOx per million Btu’s of energy consumed. Many of the states sued the EPA in the U.S. Court of Appeals for the District of Columbia Circuit to challenge the new standard. In March 2000, the court upheld the standard and set a May 2004 deadline for compliance with the new rules. The states appealed to the U.S. Supreme Court and, in March 2001, the Court declined to hear the appeal. To achieve the proposed reductions, power plants may be required to install reasonably available control technology and additional control measures. The installation of these measures would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

The EPA has also proposed the implementation of stricter ozone standards by 2003. If these standards are implemented they could require some of the Company’s customers to reduce NOx emissions, which are a precursor to ozone formation, or even prevent the construction of new facilities that contribute to the non-attainment of the new ozone standard.

The U.S. Department of Justice, on behalf of the EPA, has filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over 30 of these utilities’ power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company’s customers or makes coal a less attractive fuel source could, however, have an adverse effect on the Company’s coal sales revenues and profitability.

Competition-Excess Industry Capacity.

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which the Company operates, and a number of the Company’s competitors have greater financial resources. The Company competes with several major coal producers in the central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which has occurred in the past and which results in reduced coal prices.

Electric Industry Factors.

Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond the Company’s control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; alternative fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Demand for the Company’s low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements. Any reduction in the demand for the Company’s coal by the domestic electric generation industry may cause a decline in profitability.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have a negative effect on the Company’s profitability to the extent it causes the Company’s customers to be more cost-sensitive.

Reliance On And Terms Of Long-Term Coal Supply Contracts.

During 2000, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 78% of the Company’s total revenues. The prices for coal shipped under these contracts are materially below the current market price for similar type coal. As a consequence of the substantial volume of its sales which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices. In addition, because long-term contracts typically allow the customer to elect volume flexibility, in the current rising price environment, the Company’s ability to realize the higher prices available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts. The increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company.

Reserve Degradation And Depletion.

The Company’s profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2003. The Mountaineer Mine generated $11.8 million and $13.1 million of the Company’s total operating income in the first quarters of 2001 and 2000, respectively.

Potential Fluctuations In Operating Results-Factors Routinely Affecting Results Of Operations.

The Company’s mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel prices, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of the Company’s principal mines, particularly its Mingo Logan operation in West Virginia, would result in a decrease, which could be material, in the Company’s revenues and profitability. Other factors affecting the production and sale of the Company’s coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) the timing and amount of insurance recoveries; (vi) work stoppages or other labor difficulties; (vii) mine worker vacation schedules and related maintenance activities; and (viii) changes in coal market and general economic conditions.

Decreases in the Company’s profitability as a result of the factors described above could adversely impact quarterly or annual results materially. Any such adverse impact on the Company’s operating results could cause its stock price to decline substantially, particularly if the results are below research analyst or investor expectations.

Transportation.

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption of these transportation services could temporarily impair the Company’s ability to supply coal to its customers and thus adversely affect the Company’s business and operating results. Increases in transportation costs, or changes in such costs relative to transportation costs for coal produced by its competitors or of other fuels, could have an adverse effect on the Company’s business and results of operations.

Reserves - Title.

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

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to the Company’s reserves may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect the Company’s actual reserves.

A significant part of the Company’s mining operations are conducted on properties leased by the Company. The loss of any lease could adversely affect the Company’s ability to develop the associated reserves. Because title to most of the Company’s leased properties and mineral rights is not usually verified until a commitment is made by the Company to develop a property, which may not occur until after the Company has obtained necessary permits and completed exploration of the property, the Company’s right to mine certain of its reserves may be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct mining operations on property where these defects exist, the Company has had to, and may in the future have to, incur unanticipated costs. In addition, the Company may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain its leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Certain Contractual Arrangements.

The Company’s affiliate, Arch Western Resources, LLC, is the owner of Company reserves and mining facilities in the western United States. The agreement under which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, consent of ARCO, the other member of Arch Western, would generally be required in the event that Arch Western proposes to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time Arch Western has a debt rating less favorable than specified ratings with Moody’s Investors Service or Standard & Poor’s or fails to meet specified indebtedness and interest ratios.

In connection with the Company’s June 1, 1998 acquisition of ARCO’s coal operations, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company’s profitability for the period in which it arises.

The membership interests in Canyon Fuel, which operates three coal mines in Utah, are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation of Japan. The agreement which governs the management and operations of Canyon Fuel provides for a management board to manage its business and affairs. Some major business decisions concerning Canyon Fuel require the vote of 70% of the membership interests and therefore limit the Company’s ability to make these decisions. These decisions include admission of additional members; approval of annual business plans; the making of significant capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel’s business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; entering into leases; and the selection and removal of officers. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

The Company’s Amended and Restated Certificate of Incorporation requires the affirmative vote of the holders of at least two-thirds of outstanding common stock voting thereon to approve a merger or consolidation and certain other fundamental actions involving or affecting control of the Company. The Company’s Bylaws require the affirmative vote of at least two-thirds of the members of the Board of Directors of the Company in order to declare dividends and to authorize certain other actions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The information required by this Item is contained in the “Contingencies – Legal Contingencies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 26, 2001, at the Company's headquarters at CityPlace One, Suite 300, St. Louis, Missouri, at 10:00 a.m., central time

(b) At such Annual Meeting, the holders of the Company’s common stock elected the following nominees for director:

Nominee                               Total Votes For                     Total Votes Withheld
Frank M. Burke                       35,480,832                                  288,372
Steven F. Leer                         30,538,390                               5,230,814
Robert G. Potter                      35,480,062                                  289,142
Theodore D. Sands                  35,475,980                                  293,224

At such Annual Meeting, the Company's stockholders, by a vote of 34,742,446 for and 916,270 against, also approved the Arch Coal, Inc. Incentive Compensation Plan.

At such Annual Meeting, the Company’s stockholders, by a vote of 35,477,741 for and 260,922 against also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

        2.1     Purchase and Sale Agreement dated as of March 22, 1998 among Atlantic Richfield Company, ARCO Uinta Coal Company, Arch Coal, Inc. and Arch Western Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed June 15, 1998)

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

        4.2     Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998)

        4.3     Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

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

        4.7     $600,000,000 Revolving Credit Facility, $300,000,000 Term Loan Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 15, 1998)

        4.8     Amendment 1 to Credit Agreement by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and First Union National Bank, as Documentation Agent, dated as of January 21, 2000 (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000)

        4.9     $675,000,000 Term Loan Credit Agreement by and among Arch Western Resources, LLC, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, Morgan Guaranty Trust Company of New York, as Syndication Agent, and NationsBank N.A., as Documentation Agent dated as of June 1, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed June 15, 1998)

        4.10     Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

        18     Preferability Letter of Ernst & Young LLP dated May 11, 2000 (incorporated herein by reference to Exhibit 18 of the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

        (b)     Reports on Form 8-K: A report on Form 8-K dated March 28, 2001 announcing that the Company expected first quarter 2001 earnings to exceed analysts’ expectations and that it had encountered difficulties following the move of its West Elk mine’s longwall operations was filed by the Company in the quarter ended March 31, 2001.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH COAL, INC.
(Registrant)

Date: May 14, 2001

/s/ John W. Lorson
John W. Lorson
Controller
(Chief Accounting Officer)

Arch Coal, Inc.
Form 10-Q for Quarter Ended March 31, 2001
INDEX TO EXHIBITS

None.