Form 10-Q
period 2001-06-30
ARCH COAL INC
filed 2001-08-14
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At August 1, 2001, there were 52,700,782 shares of registrant's common stock outstanding.
                                                                 INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE

       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000................................................................................1

         Condensed Consolidated Statements of Operations for the Three
              Months Ended June 30, 2001 and 2000 and the Six Months
              Ended June 30, 2001 and 2000.....................................................................2

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and 2000..........................................................3

         Notes to Condensed Consolidated Financial Statements..................................................4

       Item 2.        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ........................................8

       Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............................21

PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................................................22

       Item 4.    Submission of Matters to a Vote of Securities Holders.......................................22

       Item 6.    Exhibits and Reports on Form 8-K............................................................22

                                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (IN THOUSANDS)

                                                                             June 30,               December 31,
                                                                               2001                     2000
                                                                        --------------------    ----------------------
                                                                            (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                               $   2,164                $    6,028
     Trade accounts receivable                                                 143,049                   141,727
     Other receivables                                                          36,256                    38,540
     Inventories                                                                51,631                    47,930
     Prepaid royalties                                                           3,132                     2,262
     Deferred income taxes                                                      27,440                    27,440
     Other                                                                      11,347                    13,963
                                                                        --------------------    ----------------------
         Total current assets                                                  275,019                   277,890
                                                                        --------------------    ----------------------

   Property, plant and equipment, net                                        1,420,011                 1,430,053
                                                                        --------------------    ----------------------

   Other assets
     Prepaid royalties                                                          33,440                    17,500
     Coal supply agreements                                                     93,723                   108,884
     Deferred income taxes                                                     195,119                   179,343
     Investment in Canyon Fuel                                                 171,761                   188,700
     Other                                                                      29,507                    30,244
                                                                        --------------------    ----------------------
         Total other assets                                                    523,550                   524,671
                                                                        --------------------    ----------------------
         Total assets                                                       $2,218,580                $2,232,614
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                       $  101,905                $  103,014
     Accrued expenses                                                          149,331                   152,303
     Current portion of debt                                                    92,954                    60,129
                                                                        --------------------    ----------------------
         Total current liabilities                                             344,190                   315,446
   Long-term debt                                                              675,000                 1,090,666
   Accrued postretirement benefits other than pension                          327,489                   336,663
   Accrued reclamation and mine closure                                        116,603                   118,928
   Accrued workers' compensation                                                80,212                    78,593
   Accrued pension cost                                                         21,833                    19,287
   Obligations under capital leases                                             10,074                    11,348
   Other noncurrent liabilities                                                 53,632                    41,809
                                                                        --------------------    ----------------------
         Total liabilities                                                   1,629,033                 2,012,740
                                                                        --------------------    ----------------------
Stockholders' equity
   Common stock                                                                    527                       397
   Paid-in-capital                                                             835,312                   473,428
   Retained deficit                                                           (233,565)                 (234,980)
   Treasury stock, at cost                                                           -                   (18,971)
   Accumulated other comprehensive loss                                        (12,727)                        -
                                                                        --------------------    ----------------------
         Total stockholders' equity                                            589,547                   219,874
                                                                        --------------------    ----------------------
         Total liabilities and stockholders' equity                         $2,218,580                $2,232,614
                                                                        ====================    ======================
                                       See notes to condensed consolidated financial statements.

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)

                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                       ---------------- ---- -------------       -------------- ---- --------------
                                                            2001                 2000                2001                2000
                                                       ----------------     --------------      --------------     ----------------
Revenues
   Coal sales                                             $350,214            $ 322,298             $710,257            $666,697
   Income from equity investment                             4,247                1,761               10,306               5,392
   Other revenues                                           14,119               16,094               29,444              25,865
                                                       ----------------      -------------       --------------      --------------
                                                           368,580              340,153              750,007             697,954
                                                       ----------------      -------------       --------------      --------------
Costs and expenses
   Cost of coal sales                                      332,577              297,132              662,102             627,117
   Selling, general and administrative expenses             12,043               10,904               25,837              20,660
   Amortization of coal supply agreements                    7,575                9,607               15,161              19,703
   Other expenses                                            4,196                2,544                8,525               7,610
                                                       ----------------      -------------       --------------      --------------
                                                           356,391              320,187              711,625             675,090
                                                       ----------------      -------------       --------------      --------------
     Income from operations                                 12,189               19,966               38,382              22,864

   Interest expense, net:
     Interest expense                                      (14,726)             (23,195)             (36,080)            (46,115)
     Interest income                                         3,386                  404                3,637                 699
                                                       ----------------      -------------       --------------      --------------
                                                           (11,340)            (22,791)             (32,443)            (45,416)
                                                       ----------------      -------------       --------------      --------------

     Income (loss) before income taxes                         849               (2,825)               5,939             (22,552)
   Income tax benefit                                           -                  (700)              (1,000)             (5,400)
                                                       ----------------      -------------       --------------      --------------
     Net income (loss)                                     $   849            $  (2,125)            $  6,939           $ (17,152)
                                                       ================      =============       ==============      ==============

   Earnings (loss) per common share
     Basic                                                 $  0.02             $  (0.06)             $  0.16           $  (0.45)
     Diluted                                               $  0.02             $  (0.06)             $  0.15           $  (0.45)
                                                       ================      =============       ==============      ==============

   Dividends declared per share                           $ 0.0575             $ 0.0575             $  0.115            $  0.115
                                                       ================      =============       ==============      ==============

                                       See notes to condensed consolidated financial statements.

                                                   ARCH COAL, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (IN THOUSANDS)
                                                              (UNAUDITED)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                        ----------------------------------------------
                                                                               2001                     2000
                                                                        --------------------    ----------------------
Operating activities
Net income (loss)                                                            $   6,939               $    (17,152)
Adjustments to reconcile to cash provided by
  operating activities:
     Depreciation, depletion and amortization                                   89,109                    103,153
     Prepaid royalties expensed                                                  3,304                      3,601
     Net gain on disposition of assets                                          (3,862)                   (10,696)
     Income from equity investment                                             (10,306)                    (5,392)
     Net distributions from equity investment                                   27,245                     12,929
     Changes in:
       Receivables                                                                 962                     30,112
       Inventories                                                              (3,701)                       766
       Accounts payable and accrued expenses                                    (4,081)                     8,603
       Income taxes                                                             (7,639)                    (5,343)
       Accrued postretirement benefits other than pension                       (9,174)                      (160)
       Accrued reclamation and mine closure                                     (2,325)                   (10,922)
       Accrued workers' compensation benefits                                    1,619                     (6,685)
       Other                                                                    (3,146)                    (5,620)
                                                                        --------------------    ----------------------

     Cash provided by operating activities                                      84,944                     97,194
                                                                        --------------------    ----------------------

Investing activities
Additions to property, plant and equipment                                     (64,635)                   (92,011)
Proceeds from dispositions of property, plant and equipment                      4,595                     12,720
Additions to prepaid royalties                                                 (20,114)                   (20,842)
                                                                        --------------------    ----------------------

     Cash used in investing activities                                         (80,154)                  (100,133)
                                                                        --------------------    ----------------------

Financing activities
Net payments on revolver and lines of credit                                  (247,841)                    (7,425)
Payments on term loan                                                         (135,000)                         -
Proceeds from sale and leaseback of equipment                                        -                     13,352
Reductions of obligations under capital lease                                   (1,274)                         -
Dividends paid                                                                  (5,524)                    (4,389)
Proceeds from sale of stock                                                    380,985                          -
                                                                        --------------------    ----------------------

     Cash provided by (used in) financing activities                            (8,654)                     1,538
                                                                        --------------------    ----------------------

Decrease in cash and cash equivalents                                           (3,864)                    (1,401)
Cash and cash equivalents, beginning of period                                   6,028                      3,283
                                                                        --------------------    ----------------------

Cash and cash equivalents, end of period                                     $   2,164                $     1,882
                                                                        ====================    ======================

                                          See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments, which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended June 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. Arch Coal, Inc. (the “Company”) operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines in the United States, for sale to utility, industrial and export markets. The Company’s mines are located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly-owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

Note B – Shareholders’ Equity

On February 22, 2001, the Company completed a public offering of 9,927,765 shares of common stock, including the remaining 4,756,968 shares held by its then largest stockholder, Ashland Inc., and 5,170,797 primary and treasury shares issued directly by the Company. The proceeds realized by the Company from the transaction of $92.9 million after the underwriters’ discount and expenses, were used to pay down debt.

On April 12, 2001, the Company filed a Universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. The Universal Shelf allows the Company to offer, from time to time, an aggregate of up to $750 million in debt securities, preferred stock, depositary shares, common stock and related rights and warrants. On May 8, 2001, the Company utilized the shelf registration and completed a public offering of 8,500,000 primary shares of common stock. On May 16, 2001, the underwriters involved in the offering purchased an additional 424,200 shares pursuant to an over-allotment option granted by the Company in connection with the May 8, 2001 offering. The proceeds realized from these transactions after the underwriting discount and expenses were $279.3 million. These proceeds were used to pay down debt. The Company can still issue an additional $455.5 million in debt and equity securities under the Universal Shelf. The Company also recognized proceeds of $8.8 million from sales of shares through the Company’s employee stock option plan during the six months ended June 30, 2001.

Note C – Adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities

The Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company’s interest rate swaps are affected by the provisions of FAS 133. The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. In accordance with FAS 133, these instruments qualify as a cash flow hedge and are deemed to be effective for the variable-rate debt being hedged. Accordingly, the Company recorded the fair value of the instruments on the balance sheet as an other non-current liability. The Company recorded the unrealized loss, net of tax, in accumulated other comprehensive loss. The adoption of FAS 133 had no impact on the Company’s results of operations or cash flows. The effects related to the adoption of FAS 133 and the comprehensive income effect related to the six months ended June 30, 2001 follow:

                                         Interest Rate           Tax            Accumulated Other
                                             Swaps              Effect         Comprehensive Loss
                                         ---------------     -------------    ----------------------
                                                           (in thousands)
       Adoption (January 1, 2001)           $ (7,910)           $ 3,085            $   (4,825)
       Other comprehensive loss              (12,954)             5,052                (7,902)
                                         ---------------     -------------    ----------------------
       June 30, 2001                       $ (20,864)           $ 8,137            $  (12,727)
                                         ===============     =============    ======================

The following table presents comprehensive income (loss):

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                    ------------- -- -------------    ----------- -- ------------
                                                        2001             2000            2001           2000
                                                    -------------    -------------    -----------    ------------
                                                                           (in thousands)
   Net income (loss)                                   $   849          $ (2,125)       $ 6,939      $ (17,152)
   Other comprehensive income (loss) net of
        income tax benefit                               1,282                 -         (7,902)             -
                                                    -------------    -------------    -----------    ------------
   Total comprehensive income (loss)                   $ 2,131          $ (2,125)       $  (963)     $ (17,152)
                                                    =============    =============    ===========    ============

Note D – Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel which is accounted for on the equity method:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                    ---------------------------      ------------- -- ------------
Condensed Income Statement Information                  2001            2000             2001             2000
                                                    -------------   ------------     -----------      ------------
                                                                           (in thousands)
Revenues                                              $ 71,357         $ 60,407        $ 141,521      $ 125,699
Total costs and expenses                                64,678           58,420          126,832        119,703
                                                    -------------   ------------     -----------      ------------
Net income                                            $  6,679         $  1,987        $  14,689      $   5,996
                                                    =============   ============     ===========     ============

65% of Canyon Fuel net income                         $  4,341         $  1,292        $   9,548      $   3,897
Effect of purchase adjustments                             (94)             469              758          1,495
                                                    -------------    ------------     -----------    ------------
Company's income from its equity
   investment in Canyon Fuel                          $  4,247         $  1,761        $  10,306      $   5,392
                                                    =============    ============     ===========    ============

The Company’s income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel’s net income after adjusting for the effect of its investment in Canyon Fuel. The Company’s investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note E – Inventories

Inventories consist of the following:
                                                             June 30,          December 31,
                                                               2001                2000
                                                         -----------------    ----------------
                                                                    (in thousands)
                   Coal                                  $       20,202       $     21,185
                   Repair parts and supplies                     31,429             26,745
                                                         -----------------    ----------------
                                                         $       51,631       $     47,930
                                                         =================    ================
Note F - Debt

Debt consists of the following:

                                                             June 30,          December 31,
                                                               2001                2000
                                                         -----------------    ----------------
                                                                    (in thousands)
       Indebtedness to banks under lines of credit            $  10,000           $        -
       Indebtedness to banks under revolving credit
          agreement, expiring May 31, 2003                       77,199              332,100
       Variable rate term loan payable quarterly                      -              135,000
       Variable rate term loan due May 31, 2003                 675,000              675,000
       Other                                                      5,755                8,695
                                                         -----------------    ----------------
                                                              $ 767,954           $1,150,795
       Less current portion                                      92,954               60,129
                                                         -----------------    ----------------
       Long-term debt                                         $ 675,000           $1,090,666
                                                         =================    ================

The Company has two five-year credit facilities: a $675.0 million, non-amortizing term loan in the name of Arch Western and a revolving credit facility in the name of the Company. The rate of interest on borrowings under both of the credit facilities is based on LIBOR. The Arch Western loan is secured by Arch Western’s membership interests in its subsidiaries. It is not guaranteed by the Company. The Company’s credit facility initially included both a revolver and a fully amortizing term loan. In February and May 2001, the Company used proceeds from its public stock offerings (See Note B) to retire the term loan with the remainder reducing the then outstanding borrowings under the revolver. Subsequent to such repayments, the Company’s revolving credit agreement provides for borrowings of up to $547.0 million less any outstanding letters of credit. At June 30, 2001, the Company had $34.8 million in letters of credit outstanding which, when combined with outstanding borrowings under the revolver, allowed for $435.0 million of additional borrowings under the revolver. The Company also periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2001, there were $20.0 million of such agreements in effect, of which $10.0 million were outstanding. Aggregate required maturities of debt are $0.7 million for the remainder of 2001, $0.5 million in 2002, $762.7 million in 2003, $0.6 million in 2004, $0.6 million in 2005 and $2.9 million thereafter.

Terms of the Company’s credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants required the pledging of assets to collateralize the term loan and the Company’s revolving credit facility. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with these financial covenants at June 30, 2001.

The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company’s outstanding debt. At June 30, 2001, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 6.89% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At June 30, 2001, the remaining terms of the swap agreements ranged from 14 to 48 months.

Note G – Contingencies

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

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company’s operating results for the three and six months ended June 30, 2001 reflect a $9.4 million insurance settlement as part of the Company’s coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred at the West Elk Mine in Gunnison County, Colorado, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gasses. The three and six month periods ended June 30, 2000 also reflect a $12.0 million partial insurance settlement associated with this event.

During the six months ended June 30, 2001, as a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability resulting in a pre-tax gain of $3.5 million. Also, as a result of permit revisions at the same property during the second quarter of 2000, the Company reduced its reclamation liability resulting in a pre-tax gain of $7.8 million.

During the second quarter of 2001, as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales, the Company recognized a pre-tax gain of $4.6 million. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of pre-tax income related to these excise tax recoveries during the second quarter of 2000.

The Company recognized pre-tax charges of $2.0 million and $8.3 million for the three and six month periods ended June 30, 2001, respectively, for stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. The Company also recognized reduced interest expense of $1.7 million primarily associated with the termination of certain interest rate swaps, which did not qualify as hedges under accounting prescribed by FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” During the second quarter of 2001, Canyon Fuel, the Company’s equity method investment, recognized recoveries of previously paid property taxes. The Company’s share of these recoveries was $2.6 million and is reflected as income from equity investment on the Condensed Consolidated Statements of Operations.

Note I - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        -------------------------------    -------------------------------
                                                            2001              2000            2001              2000
                                                        --------------     ------------    ------------     --------------
                                                                      (in thousands, except per share data)
Numerator:
   Net income (loss)                                        $   849          $ (2,125)       $ 6,939          $ (17,152)
                                                        ==============     ============    ============     ==============
Denominator:
   Weighted average shares - denominator for basic           48,984           38,164          44,721             38,164
   Dilutive effect of employee stock options                    601                -             386                  -
                                                        --------------     ------------    ------------     --------------
   Adjusted weighted average shares - denominator
      for diluted                                            49,585           38,164          45,107             38,164
                                                        ==============     ============    ============     ==============

Earnings (loss) per common share
  Basic                                                     $   .02          $  (.06)        $   .16          $     (.45)
  Diluted                                                   $   .02          $  (.06)        $   .15          $     (.45)
                                                        ==============     ============    ============     ==============
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report which are not statements of historical fact are forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. Because these forward-looking statements are subject to various risks and uncertainties, actual results may differ materially from those projected in the statements. These expectations, assumptions and uncertainties include: the Company's expectation of continued growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act and the relatively higher costs of competing fuels will increase demand for its compliance and low-sulfur coal; expectation of continued improved market conditions for the price of coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company's working capital needs; a variety of operational, geologic, permitting, labor and weather related factors; and the other risks and uncertainties which are described below under "Contingencies" and "Certain Trends and Uncertainties."

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001, Compared
to Quarter Ended June 30, 2000

Net Income (Loss). Net income for the quarter ended June 30, 2001 was $.8 million compared to a net loss of $2.1 million for the quarter ended June 30, 2000. Results for the quarter were impacted by production difficulties at the Company's West Elk mine in Gunnison County, Colorado caused by high methane levels (which are unrelated to the combustion gasses experienced by the West Elk mine in 2000) and by lower production at the Company's Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Results for the quarter ended June 30, 2001 were positively impacted by the following other items: (1) A $9.4 million insurance settlement under the Company's property and business interruption policy. The insurance settlement represents the final payment for losses incurred at the West Elk mine, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gasses. (2) A $4.6 million pre-tax gain resulting from an IRS notice received during the second quarter of 2000, which outlined the procedures necessary to obtain refunds on black lung excise taxes previously paid on export sales. The notice followed a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. (3) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." These items were partially offset by a pre-tax charge of $2.0 million for stock-based compensation benefits that may be realized in future periods as a result of improved stock performance.

During the quarter ended June 30, 2000, results were adversely impacted by the idling of the West Elk mine due to the combustion gasses noted above, which were offset to some extent by an associated partial pre-tax insurance settlement of $12.0 million under the Company's business interruption policy. Also, as a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability resulting in a pre-tax gain of $7.8 million. In addition, the Company recorded a pre-tax gain of $12.7 million related to excise tax recoveries on export shipments in connection with the IRS notice described above.

The West Elk mine's coal sales in the second quarter of 2001 were $10.7 million greater than its sales in the second quarter of 2000, although the mine experienced significant production difficulties in both quarters. In 2001, the West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The high methane levels reduced production during the quarter which negatively impacted net income. During 2000, the mine was idled from January 28 to July 12 following the detection of combustion-related gasses. During the second quarter of 2001, the West Elk mine contributed $10.7 million to coal sales compared to no coal sales in the second quarter of 2000. This compares to $27.2 million of coal sales during the second quarter of 1999, a comparable quarter of uninterrupted production. Excluding the insurance recoveries discussed above, operating losses for the mine for the second quarters of 2001 and 2000 were $9.0 million and $22.3 million, respectively, compared to operating income of $4.8 million during the second quarter of 1999.

Revenues. Total revenues for the quarter ended June 30, 2001 were $368.6 million, an increase of $28.4 million from the quarter ended June 30, 2000. This increase was the result of several factors including the increase in sales at West Elk when compared to the same period in the prior year, improved pricing on the limited tonnage that was open to market-based pricing during the current period, and increased pass through transportation revenues (that are offset by increased transportation costs in cost of sales).

Income From Equity Investment. During the three months ended June 30, 2001, Canyon Fuel, the Company's equity method investment, recognized recoveries of previously paid property taxes. The Company's share of these recoveries is $2.6 million, which is reflected as income from equity investment in the Condensed Consolidated Statements of Operations.

Income from Operations. Excluding the losses at the West Elk mine, the associated insurance recoveries, the black lung excise tax gains, the additional stock-based compensation accruals, the Canyon Fuel property tax recoveries and the reclamation adjustment at the Company's Arch of Illinois subsidiary in the second quarters of 2001 and 2000 (all described above), income from operations of $9.7 million during the second quarter of 2001 was $0.1 million lower than that of the second quarter of 2000. The decrease in income from operations is primarily attributable to additional costs and lower production at the Samples mine resulting from the sandstone intrusion partially offset by improved pricing on the limited coal tonnage that was open to market-based pricing during the quarter.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements decreased by $2.0 million as a result of the expiration and buy-out of above-market contracts that were valued on the Company's balance sheet in the prior year.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. Primarily as a result of percentage depletion, no impact of income taxes was recorded in the second quarter of 2001.

Interest Expense. The decrease in interest expense of $8.5 million was primarily a result of lower debt levels in the second quarter of 2001 compared to the second quarter of 2000 and a reduction of interest expense of $1.7 million associated with the termination of certain interest rate swaps that did not qualify as a hedge under accounting prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Proceeds from two public stock offerings have significantly reduced debt levels from the prior year (see additional discussion in Liquidity and Capital Resources).

Interest Income. The increase in interest income of $3.0 million was primarily the result of the recognition of the interest component of the black lung excise tax recovery described previously.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $68.3 million for the current quarter compared to $80.8 million for the second quarter of 2000. The decrease in adjusted EBITDA was primarily attributable to the decrease in income from operations. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under U.S. generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing arrangements).

Six Months Ended June 30, 2001, Compared
to Six Months Ended June 30, 2000

Net Income (Loss). Net income for the six months ended June 30, 2001 was $6.9 million compared to a net loss of $17.2 million for the six months ended June 30, 2000. Results for the current period were positively impacted by continuing strong margins on limited tonnage open to market-based pricing and reduced interest expense associated with lower debt levels. The current period results were negatively impacted by production difficulties at the West Elk mine in Gunnison County, Colorado caused by high methane levels (which are unrelated to the combustion gasses experienced by the West Elk mine in 2000) and by lower production at the Company's Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Results for the six months ended June 30, 2001 were positively impacted by the following other items: (1) A $9.4 million insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred at the West Elk mine, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gasses. (2) A $4.6 million pre-tax gain resulting from an IRS notice received during the second quarter of 2000 which outlined the procedures necessary to obtain refunds on black lung excise taxes previously paid on export sales. The notice followed a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. (3) A 3.5 million pre-tax gain resulting from previously recorded reclamation liabilities at the Company's idle Illinois properties where, as a result of permit revisions, the amount of reclamation work expected was reduced. (4) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under accounting prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." These items were partially offset by a pre-tax charge of $8.3 million for stock-based compensation benefits that may be realized in future periods as a result of improved stock performance.

During the six months ended June 30, 2000, results were adversely impacted by the idling of the West Elk mine from the combustion gasses as described above, which were offset to some extent by an associated partial pre-tax insurance settlement of $12.0 million under the Company's business interruption policy. Also, as a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability resulting in a pre-tax gain of $7.8 million. In addition, the Company recorded a pre-tax gain of $12.7 million related to excise tax recoveries on export shipments in connection with the IRS notice described above.

The West Elk mine's coal sales for the six months ended June 30, 2001 were $25.4 million greater than its sales in the same period of 2000, although the mine experienced significant production difficulties during both periods. In 2001, the West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The high methane levels reduced production during the six months ended June 30, 2001, which negatively impacted net income. During 2000, the mine was idled from January 28 to July 12 following the detection of combustion-related gasses. During the six months ended June 30, 2001 and 2000, the West Elk mine contributed $34.3 million and $8.9 million, respectively, to coal sales. This compares to $54.4 million of coal sales during the six months ended June 30, 1999, a comparable period of uninterrupted production. Excluding the impact of the insurance recoveries discussed above, operating losses for the mine for the six months ended June 30, 2001 and 2000 were $10.8 million and $34.1 million, respectively, compared to operating income of $6.3 million during the six months ended June 30, 1999.

Revenues. Total revenues for the six months ended June 30, 2001 were $750.0 million, an increase of $52.1 million from the six months ended June 30, 2000. This increase was the result of several factors including, the increase in sales at West Elk when compared to the same period in the prior year, improved pricing on the limited tonnage that was open to market-based pricing during the current period, and increased pass through transportation revenues (that are offset by increased transportation costs in cost of sales).

Income From Equity Investment. During the six months ended June 30, 2001, Canyon Fuel, the Company's equity method investment, recognized recoveries of previously paid property taxes. The Company's share of these recoveries is $2.6 million, which is reflected as income from equity investment in the Condensed Consolidated Statements of Operations.

Income from Operations. Excluding the losses at the West Elk mine, the associated insurance recoveries, the black lung excise tax gains, the additional stock-based compensation accruals, the Canyon Fuel property tax recoveries and the reclamation adjustment at the Company's Arch of Illinois subsidiary in the six months ended June 30, 2001 and 2000 (all described above), income from operations of $40.5 million during the six months ended June 30, 2001 was $16.0 million higher than that of the six months ended June 30, 2000. The increase in income from operations is primarily attributable to improved pricing on the limited coal tonnage that was open to market-based pricing during the current period. These favorable results were reduced by additional costs and lower production at the Samples mine resulting from the sandstone intrusion.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements decreased by $4.5 million as a result of the expiration and buy-out of above-market contracts that were valued on the Company's balance sheet in the prior year.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded for the six months ended June 30, 2001 is primarily the result of the impact of percentage depletion.

Interest Expense. The decrease in interest expense of $10.0 million was primarily a result of lower debt levels in the six months ended June 30, 2001 compared to the same period of 2000 and a reduction of interest expense of $1.7 million associated with the termination of certain interest-rate swaps which did not qualify as a hedge under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Proceeds from two public stock offerings have significantly reduced debt levels from the prior year (see additional discussion in Liquidity and Capital Resources).

Interest Income. The increase in interest income of $2.9 million was primarily the result of the recognition of the interest component of the black lung excise tax recovery described previously.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $148.6 million for the six months ended June 30, 2001 compared to $144.4 million for the six months ended June 30, 2000.

OUTLOOK

West Elk Mine. The Company's West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The higher methane levels led to a reduction of planned shipments from the West Elk mine in the first half of 2001. The Company is in the process of completing an expansion to its in-mine degasification system, as well as installing vertical holes to the surface in an attempt to alleviate the methane problem. If the Company is unable to adequately control methane levels at the mine, it may be forced to continue to operate the mine at lower levels of production than planned or to idle the mine.

The West Elk mine was idle for approximately six months in 2000 following the detection of combustion-related gasses in the western section of the mine. The Company incurred between $4.0 million and $6.0 million per month in after-tax losses while the mine was idled. Additional fire-related costs were incurred at the West Elk mine following the resumption of mining activities. Since the inception of the event, the Company has received and recognized aggregate pre-tax insurance settlements of $40.6 million that cover a portion of the losses incurred at West Elk. The final insurance settlement of $9.4 million was received in the second quarter of 2001. During the first quarter of 2001, the Company completed mining the last longwall panel in the western section and permanently sealed the entire western side of the mine.

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Department of Environmental Protection (DEP) from issuing any permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of permits for the construction of nearly all new valley fills and the expansion of nearly all existing valley fills. The district court then granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. On April 24, 2001, the Court of Appeals vacated the judgment of the district court with respect to the injunction.

The injunction discussed above was entered as part of the litigation that caused a delay in obtaining mining permits for the Company's Dal-Tex operation described under "Contingencies-Legal Contingencies-Dal-Tex Litigation." As a result of the delay, the Company idled its Dal-Tex mining operation on July 23, 1999. If all necessary permits are obtained, the Company may reopen the mine subject to then-existing market conditions.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until well into 2003.

During the current quarter, the Company's Samples surface mine in southern West Virginia encountered a larger than expected sandstone intrusion. The intrusion has resulted in the thinning of the principal coal seam in the ridge that the mine is currently mining. The thinning of the seam has reduced recoverable coal available and driven up mining costs on a per-ton basis. The Company expects the Samples operation to be impacted by the sandstone intrusion through the beginning of 2002.

Coal Markets. Although the Company continues to be adversely affected by coal contracts priced during weak market conditions, there have been developments that have translated into improved market conditions for coal. More normal U.S. weather temperatures since late 2000 and continued growth of the "digital" economy have created an increased demand for electricity. In addition, the price of natural gas is volatile and has increased since January 2000, and hydroelectric power conditions are weaker than normal due to dry conditions. The nuclear power system is operating at near its effective limits and no new domestic nuclear plants are currently in the permitting stage. Meanwhile, power generators have announced plans to construct several new coal-fired power plants while coal stockpiles remain near their historic low levels. Also, over the course of the last year, quoted and spot prices for coal produced in the regions in which the Company operates have risen significantly. Consequently, the Company has been able to commit much of its previously uncommitted 2002 production at higher prices than in the recent past. Virtually all of the Company's estimated 2002 production has now been committed.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. With Phase II of the Clean Air Act in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. One hundred percent of the Company's current coal production is low sulfur. All of the Company's western coal production and approximately half of its eastern production is compliance quality. Approximately 68% of the Company's coal reserves are compliance quality while an additional 22% is low sulfur, or coal that emits between 1.2 and 2.5 pounds of sulfur dioxide per million BTU's of heat content.

Chief Objectives. The Company continues to focus on realizing the potential of its assets and to maximize stockholder value. Its first financial objective in recent quarters has been to aggressively reduce debt and strengthen its balance sheet. Through June 30, 2001, the Company reduced its total debt by $382.8 million principally through the use of proceeds raised in the February and May 2001 equity offerings described in the Liquidity and Capital Resources section below. In total, the Company has paid down more than $600 million in debt in the past ten quarters. The Company's debt-to-capitalization ratio, which was 84% at December 31, 2000, declined to 57% at June 30, 2001. The Company anticipates continuing to make substantial progress toward reducing debt in the future.

In addition to continuing its efforts to pay down, restructure and diversify its remaining debt, the Company will focus on taking steps designed to improve earnings, strengthen cash generation, improve productivity and reduce costs at its large-scale mines, and build on its leading position in its target coal-producing basins.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2001 and 2000:

                                                            2001                               2000
                                                      ----------------                  ----------------
                                                                        (in thousands)
Cash provided by (used in):
        Operating activities                 $ 84,944                            $ 97,194
        Investing activities                    (80,154)                          (100,133)
        Financing activities                     (8,654)                                1,538

Cash provided by operating activities decreased in the six months ended June 30, 2001 compared to the same period in 2000 despite a $24.0 million increase in net income period over period and increased distributions from its investment in Canyon Fuel. Other items contributing to the decrease were reduced depreciation, depletion and amortization expenses resulting from reduced sales contract amortization, and increased working capital requirements, in each case, in the current period when compared to the prior period.

Cash used in investing activities during the six months ended June 30, 2001 decreased compared to the same period in 2000 due to lower capital expenditures. During the six months ended June 30, 2000, the Company purchased all remaining assets under a 1998 sale and leaseback arrangement for $45.0 million. This was partially offset by higher capital expenditures at other Company operations in 2001.

Cash used in financing activities was $8.7 million in the first half of 2001 compared to cash provided by financing activities of $1.5 million during the first half of 2000. The net cash used in financing activities reflects the cash generated by the February 2001 and May 2001 issuances of common stock, which resulted in proceeds of $372.2 million and the pay-down of $382.8 million of debt. During the six months ended June 30, 2000, the Company entered into a sale and leaseback of certain equipment, which resulted in net proceeds of $13.4 million.

On February 22, 2001, the Company completed a public offering of 9,927,765 shares of common stock, including the remaining 4,756,968 shares held by its then largest stockholder, Ashland Inc., and 5,170,797 primary and treasury shares issued directly by the Company. Proceeds realized from the transaction, which totaled $92.9 million net of the underwriters' discount and expenses, were used to pay down debt.

On April 12, 2001, the Company filed a Universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission. The Universal Shelf allows the Company to offer, from time to time, an aggregate of up to $750 million in debt securities, preferred stock, depositary shares, common stock and related rights and warrants. On May 8, 2001, the Company utilized the shelf registration and completed a public offering of 8,500,000 primary shares of common stock. On May 16, 2001, the underwriters involved in the offering purchased an additional 424,200 shares pursuant to an over-allotment option granted by the Company in connection with the May 8, 2001 offering. The proceeds realized from these transactions after the underwriting discount and expenses were $279.3 million. The proceeds were used to retire the Company's term loan with the remainder reducing the borrowings under the Company's revolving credit facility.

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

Expenditures for property, plant and equipment were $64.6 million for the six months ended June 30, 2001, compared to $92.0 million for the six months ended June 30, 2000. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $50.0 million to $60.0 million for the remainder of 2001. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At June 30, 2001, the Company had $34.8 million in letters of credit outstanding which, when combined with outstanding borrowings under the revolver, allowed for $435.0 million of available borrowings under the Company's revolving credit facility. Financial covenants contained in the Company's credit facilities consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income. In addition, the covenants require the pledging of assets to collateralize the Company's revolving credit facility. The assets pledged include equity interests in wholly owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. The Company was in compliance with these financial covenants at June 30, 2001.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2001, there were $20.0 million of such agreements in effect, of which $10.0 million was outstanding. The Company can also issue an additional $455.5 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates. At June 30, 2001, debt included $762.2 million of floating-rate debt, with a rate of interest based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At June 30, 2001, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 6.89% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. These amounts are recognized as adjustments to interest expense over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at June 30, 2001 ranged from 14 to 48 months.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described previously in Note C to the condensed consolidated financial statements of the Company as of June 30, 2001.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at June 30, 2001 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an increase in the net financial instrument position of the fixed portion of debt of $9.3 million at June 30, 2001. Based on the variable-rate debt included in the Company's debt portfolio as of June 30, 2001, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.4 million of interest expense incurred based on June 30, 2001 debt levels.

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

Dal-Tex Litigation. A federal court injunction that prohibited the West Virginia Department of Environmental Protection (DEP) from issuing permits for the Company's Dal-Tex mine to use valley fill mining techniques resulted in the shutdown of this mine in July 1999. A subsequent order prohibited the construction or expansion of valley fills in West Virginia. Valley fills are created by mountaintop mining and other techniques used in central Appalachia, and involve the creation of large, engineered works into which excess earth and rock extracted during surface mining are placed. The plaintiffs in the litigation allege, among other things, that the construction of valley fills violates a regulation arising from SMCRA that the plaintiffs allege prohibits placing overburden or other obstructions in stream channels. The Company appealed the order specific to its Dal-Tex operations, and the company, the West Virginia DEP and other interested parties appealed the broader order concerning valley fills. On April 24, 2001, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the district court with respect to the injunction that prohibited the West Virginia DEP from issuing permits to use valley fill mining techniques. The decision of the Fourth Circuit could be subject to a possible appeal to the United States Supreme Court, and does not preclude the plaintiffs from pursuing remedies in state court. Because it is not financially viable for coal producers to operate some mining properties without valley fills, if the decision of the Fourth Circuit is overturned or state court remedies similar to those obtained in the federal district court are available to the plaintiffs, the Company and other coal producers in West Virginia may be forced to close all or a portion of its mining operations in West Virginia, to the extent those operations are dependent on the use of valley fills. A settlement agreement entered into between the parties will require the preparation of an EIS prior to the issuance of permits for the construction of valley fills. The preparation of these statements is time-consuming and is sometimes the subject of litigation. As a result, even though the district court decision has been overturned, the Company cannot reopen the Dal-Tex mine until the EIS is completed and all necessary permits are obtained. At that time, the decision to commence mining operations will be subject to then-existing market conditions.

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

The plaintiffs sought an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identifies, and sought to enjoin, three pending permits sought by the Company in connection with its Mingo Logan operations in order to continue existing surface mining operations at the Phoenix reserve. On January 15, 2001, the West Virginia DEP notified the plaintiffs that the Company has completed all steps necessary to obtain the permits. On March 8, 2001, the Court denied the plaintiffs' motion for a preliminary injunction seeking to enjoin the DEP's decision to issue the permits. The Company subsequently has received some of the permits necessary to continue operating the surface mine. If the plaintiffs ultimately prevail in this litigation, the Company's ability to mine surface coal at Mingo Logan could be adversely affected and, depending upon the length of the suspension, the effect could be material. This matter does not affect Mingo Logan's existing permits related to its underground operations.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of June 30, 2001, the Company had outstanding consolidated indebtedness of $768.0 million, representing approximately 57% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

The Company's relative amount of debt and the terms of its credit agreements could have material consequences to its business, including, but not limited to: (i) making it more difficult to satisfy debt covenants and debt service, lease payment and other obligations; (ii) making it more difficult to pay quarterly dividends as the Company has in the past; (iii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iv) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company competes; or (vii) placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

A significant portion of the Company's indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

Terms of the Company's credit facilities and leases contain financial and other covenants that create limitations on the Company's ability to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default under these agreements which, if not cured or waived, would enable the Company's lenders to declare amounts borrowed due and payable or otherwise result in unanticipated costs.

Losses.

Although the Company has reported positive net income for the first half of 2001, it had incurred a net loss of $12.7 million for the full year ended December 31, 2000. The losses in 2000 were primarily attributable to the temporary idling of the West Elk mine in Colorado following the detection of combustion-related gasses in a portion of the mine.

Because the coal mining industry is subject to significant regulatory oversight and due to the possibility of adverse pricing trends or other industry trends beyond the Company's control, the Company may suffer losses in the future if legal and regulatory rulings, mine idlings and closures, adverse pricing trends or other factors affect the Company's ability to mine and sell coal profitably.

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

Permits. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining, some of which have significant bonding requirements. Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits necessary for mining operations may not be issued or, if issued, may not be issued in a timely fashion or may involve requirements that may be changed or interpreted in a manner that restricts the Company's ability to conduct its mining operation or to do so profitably.

As indicated by the legal action involving the Company's Dal-Tex operation which is discussed in "Contingencies - Legal Contingencies - Dal-Tex Litigation" above, the regulatory environment in West Virginia is uncertain with respect to coal mining. No assurance can be made that the Fourth Circuit's decision will not be overturned and the district court's decision reinstated or that the plaintiffs will not obtain similar relief in a state court action. In such event, there could be a material adverse effect on the Company's financial condition or results of operations.

New Environmental Regulations. Several new environmental regulations require a reduction in nitrogen oxide ("NOx") emissions generated by coal-fired electric generating plants. Substantially all of the Company's revenues from sales of coal in the first half of 2001 were from sales to generators operating these types of plants. Enforcement actions against a number of these generators, which include some of our customers, and proposed legislation ultimately may require additional reductions in nitrogen oxide emissions. The Environmental Protection Agency is also considering regulations that would require reductions in mercury emissions from coal-fired electric generating plants. To comply with these regulations and enforcement actions, these generators may choose to switch to other fuels that generate less of these emissions, such as natural gas or oil.

Kyoto Protocol. On December 11, 1997, the U.S. government representatives at the climate change negotiations in Kyoto, Japan, agreed to reduce the emissions of greenhouse gasses (including carbon dioxide and other gas emissions that are believed by some scientists to be trapping heat in the atmosphere and warming the earth's climate) in the United States. The U.S. adoption of the requirements of the Kyoto protocol is subject to conditions which may not occur and is also subject to the protocol's ratification by the U.S. Senate. The U.S. Senate has indicated that it will not ratify an agreement unless certain conditions, not currently provided for in the Kyoto protocol, are met. In addition, President Bush has stated that he does not support the Kyoto Protocol as written. At present, it is not possible to predict whether the Kyoto protocol will attain the force of law in the United States or what its impact would be on the Company.

Customers. In July 1997, the EPA proposed that 22 eastern states, including states in which many of the Company's customers are located, make substantial reductions in NOx emissions. The EPA expects the states to achieve these reductions by requiring power plants to reduce their NOx emissions to a level of 0.15 pounds of NOx per million Btu's of energy consumed. Many of the states sued the EPA in the U.S. Court of Appeals for the District of Columbia Circuit to challenge the new standard. In March 2000, the court upheld the standard and set a May 2004 deadline for compliance with the new rules. The states appealed to the U.S. Supreme Court and, in March 2001, the Court declined to hear the appeal. To achieve the proposed reductions, power plants may be required to install reasonably available control technology and additional control measures. The installation of these measures would make it more costly to operate coal-fired utility power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

The EPA has also proposed the implementation of stricter ozone standards by 2003. If these standards are implemented they could require some of the Company's customers to reduce NOx emissions, which are a precursor to ozone formation, or even prevent the construction of new facilities that contribute to the non-attainment of the new ozone standard.

The U.S. Department of Justice, on behalf of the EPA, has filed a lawsuit against seven investor-owned utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. The EPA claims that over 30 of these utilities' power stations have failed to obtain permits required under the Clean Air Act for major improvements which have extended the useful service of the stations or increased their generating capacity. The Company supplies coal to seven of the eight utilities. It is impossible to predict the outcome of this legal action. Any outcome that adversely affects the Company's customers or makes coal a less attractive fuel source could, however, have an adverse effect on the Company's coal sales revenues and profitability.

Competition and Excess Industry Capacity.

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which the Company operates, and a number of the Company's competitors have greater financial resources. The Company competes with several major coal producers in the central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which has occurred in the past and which results in reduced coal prices.

Electric Industry Factors.

Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond the Company's control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; the use of competing fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements. Any reduction in the demand for the Company's coal by the domestic electric generation industry may cause a decline in profitability.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have a negative effect on the Company's profitability to the extent it causes the Company's customers to be more cost-sensitive.

Reliance On And Terms Of Long-Term Coal Supply Contracts.

During 2000, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 78% of the Company's total revenues. The prices for coal shipped under these contracts are generally below the current market price for similar type coal. As a consequence of the substantial volume of its sales that are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices. In addition, because long-term contracts typically allow the customer to elect volume flexibility, in the current rising price environment, the Company's ability to realize the higher prices available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts. The increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation-related increases in mining costs during the contract term will not be recovered by the Company.

Reserve Degradation And Depletion.

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2003. The Mountaineer Mine generated $20.1 million and $24.3 million of the Company's total operating income in the six months ended June 30, 2001 and 2000, respectively.

Potential Fluctuations In Operating Results-Factors Routinely Affecting Results Of Operations.

The Company's mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel prices, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of the Company's principal mines, particularly its Mingo Logan operation in West Virginia, would result in a decrease, which could be material, in the Company's revenues and profitability. Other factors affecting the production and sale of the Company's coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) the timing and amount of insurance recoveries; (vi) work stoppages or other labor difficulties; (vii) mine worker vacation schedules and related maintenance activities; and (viii) changes in coal market and general economic conditions.

Decreases in the Company's profitability as a result of the factors described above could adversely impact quarterly or annual results materially. Any such adverse impact on the Company's operating results could cause its stock price to decline substantially, particularly if the results are below research analyst or investor expectations.

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

Certain Contractual Arrangements.

The Company's affiliate, Arch Western Resources, LLC, is the owner of Company reserves and mining facilities in the western United States. The agreement under which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, consent of ARCO, the other member of Arch Western, would generally be required in the event that Arch Western proposes to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time, Arch Western has a debt rating less favorable than specified ratings with Moody's Investors Service or Standard & Poor's or fails to meet specified indebtedness and interest ratios.

In connection with the Company's June 1, 1998 acquisition of ARCO's coal operations, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company's profitability for the period in which it arises.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is contained in the "Contingencies - Legal Contingencies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and is incorporated herein by reference.

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

At such Annual Meeting, the Company's stockholders, by a vote of 35,477,741 for and 260,922 against, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2001.

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

3.1      Amended and Restated  Certificate of Incorporation of Arch Coal, Inc.  (incorporated herein by reference to Exhibit 3.1 to the
         Company's Quarterly Report on Form 10-Q for the Quarter Ended [June 30, 1999])

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

4.3      Registration Rights Agreement,  dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation),  Ashland
         Inc., Carboex  International,  Ltd. and the entities listed on Schedules I and II thereto (incorporated herein by reference to
         Exhibit 4.2 of the Company's  Registration  Statement on Form S-4  (Registration  No. 333-28149) filed on May 30, 1997, except for amended  Schedule I thereto,  incorporated  herein by reference to Exhibit 4.2 of the Company's  Quarterly  Report on Form
         10-Q for the Quarter Ended June 30, 1998)

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

(b)      Reports on Form 8-K:

         A Report Form 8-K dated April 23, 2001 announcing the Company's first quarter 2001 earnings was filed by the Company in the quarter ended June 30, 2001.
          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                ARCH COAL, INC.
                                                                                (Registrant)

Date: August 14, 2001                                             /s/ John W. Lorson
                                                                               John W. Lorson
                                                                               Controller
                                                                               (Chief Accounting Officer)

Arch Coal, Inc.

Form 10-Q for Quarter Ended June 30, 2001

INDEX TO EXHIBITS

None.