Form 10-Q
period 2001-09-30
ARCH COAL INC
filed 2001-11-13
CIK 1037676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2001

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

 Yes X No ___

At November 1, 2001, there were 52,346,873 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                PAGE


       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000................................................................................1

         Condensed Consolidated Statements of Operations for the Three
              Months Ended September 30, 2001 and 2000 and the Nine Months
              Ended September 30, 2001 and 2000................................................................2

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000....................................................3

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

       Item 3.        Quantitative and Qualitative Disclosures About Market Risk..............................21


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................................................22

       Item 6.    Exhibits and Reports on Form 8-K............................................................22



                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           September 30,            December 31,
                                                                               2001                     2000
                                                                        --------------------    ----------------------
                                                                           (Unaudited)
 Assets
   Current assets
     Cash and cash equivalents                                          $        6,020          $          6,028
     Trade accounts receivable                                                 144,929                   141,727
     Other receivables                                                          33,567                    38,540
     Inventories                                                                56,569                    47,930
     Prepaid royalties                                                           2,640                     2,262
     Deferred income taxes                                                      27,440                    27,440
     Other                                                                      12,936                    13,963
                                                                        --------------------    ----------------------
         Total current assets                                                  284,101                   277,890
                                                                        --------------------    ----------------------
   Property, plant and equipment, net                                        1,408,145                 1,430,053
                                                                        --------------------    ----------------------

   Other assets
     Prepaid royalties                                                          33,390                    17,500
     Coal supply agreements                                                     87,506                   108,884
     Deferred income taxes                                                     201,795                   179,343
     Investment in Canyon Fuel                                                 160,361                   188,700
     Other                                                                      27,357                    30,244
                                                                        --------------------    ----------------------
         Total other assets                                                    510,409                   524,671
                                                                        --------------------    ----------------------
         Total assets                                                   $    2,202,655          $      2,232,614
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                   $      105,006          $        103,014
     Accrued expenses                                                          146,524                   152,303
     Current portion of debt                                                    90,372                    60,129
                                                                        --------------------    ----------------------
         Total current liabilities                                             341,902                   315,446
    Long-term debt                                                             675,000                 1,090,666
    Accrued postretirement benefits other than pension                         326,526                   336,663
    Accrued reclamation and mine closure                                       118,600                   118,928
    Accrued workers' compensation                                               79,941                    78,593
    Accrued pension cost                                                        23,074                    19,287
    Obligations under capital leases                                             8,997                    11,348
    Other noncurrent liabilities                                                61,178                    41,809
                                                                        --------------------    ----------------------
         Total liabilities                                                   1,635,218                 2,012,740
                                                                        --------------------    ----------------------
   Stockholders' equity
   Common stock                                                                    527                       397
   Paid-in-capital                                                             835,325                   473,428
   Retained deficit                                                           (244,736)                 (234,980)
   Treasury stock, at cost                                                      (5,048)                  (18,971)
   Accumulated other comprehensive loss                                        (18,631)                        -
                                                                        --------------------    ----------------------
         Total stockholders' equity                                            567,437                   219,874
                                                                        --------------------    ----------------------
         Total liabilities and stockholders' equity                     $    2,202,655          $      2,232,614
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

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
                                                       ----------------------------------        ---------------------------------
                                                             2001                2000                 2001                2000
                                                       ----------------------------------        ---------------------------------
 Revenues
   Coal sales                                          $    337,246          $  343,405          $  1,047,502        $  1,010,102
   Income from equity investment                              4,066               3,452                14,372               8,844
   Other revenues                                            11,993              12,432                41,437              38,297
                                                       -----------------     -------------       ---------------     -------------
                                                            353,305             359,289             1,103,311           1,057,243
                                                       -----------------     -------------       ---------------     -------------
 Costs and expenses
   Cost of coal sales                                       330,196             319,500               992,297             946,617
   Selling, general and administrative expenses               8,751               8,951                34,589              29,611
   Amortization of coal supply agreements                     6,217              11,087                21,378              30,790
   Other expenses                                             4,097               3,900                12,621              11,510
                                                       -----------------     -------------       ---------------     -------------
                                                            349,261             343,438             1,060,885           1,018,528
                                                       -----------------     -------------       ---------------     -------------
     Income from operations                                   4,044              15,851                42,426              38,715

   Interest expense, net:
     Interest expense                                       (15,128)           (23,172)              (51,208)            (69,287)
     Interest income                                            244                423                 3,881               1,122
                                                       -----------------     -------------       ---------------     -------------
                                                            (14,884)           (22,749)              (47,327)            (68,165)
                                                       -----------------     -------------       ---------------     -------------

   Loss before income taxes                                 (10,840)            (6,898)               (4,901)            (29,450)
   Income tax benefit                                        (2,700)            (1,700)               (3,700)             (7,100)
                                                       -----------------     -------------       ---------------     -------------
     Net loss                                          $     (8,140)         $  (5,198)          $    (1,201)        $   (22,350)
                                                       =================     =============       ===============     =============

   Basic and diluted loss
     per common share                                  $      (0.15)         $   (0.14)          $     (0.03)        $     (0.59)
                                                       -----------------     -------------       ---------------     -------------
    Weighted average shares outstanding                      52,681             38,164                47,404              38,164
                                                       =================     =============       ===============     =============

   Dividends declared per share                        $     0.0575          $  0.0575           $    0.1725         $    0.1725
                                                       =================     =============       ===============     =============

                                       See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                        ----------------------------------------------
                                                                                2001                     2000
                                                                        --------------------    ----------------------

Operating activities
Net loss                                                                $       (1,201)              $    (22,350)
Adjustments to reconcile to cash provided by operating activities:
     Depreciation, depletion and amortization                                  132,298                    153,286
     Prepaid royalties expensed                                                  5,406                      5,479
     Net gain on disposition of assets                                          (7,334)                   (15,786)
     Income from equity investment                                             (14,372)                    (8,844)
     Net distributions from equity investment                                   42,711                     17,479
     Changes in:
       Receivables                                                               1,771                      8,789
       Inventories                                                              (8,639)                     7,836
       Accounts payable and accrued expenses                                    (3,787)                    21,594
       Income taxes                                                            (10,339)                    (5,771)
       Accrued postretirement benefits other than pension                      (10,137)                     1,104
       Accrued reclamation and mine closure                                       (328)                   (14,778)
       Accrued workers' compensation benefits                                    1,348                     (8,294)
       Other                                                                    (3,680)                   (12,487)
                                                                        --------------------    ----------------------

     Cash provided by operating activities                                     123,717                    127,257
                                                                        --------------------    ----------------------

Investing activities
Additions to property, plant and equipment                                     (89,795)                  (103,121)
Proceeds from dispositions of property, plant and equipment                      8,122                     18,942
Additions to prepaid royalties                                                 (21,674)                   (22,799)
                                                                        --------------------    ----------------------

     Cash used in investing activities                                        (103,347)                  (106,978)
                                                                        --------------------    ----------------------

Financing activities
Net payments on revolver and lines of credit                                  (250,423)                   (28,777)
Payments on term loan                                                         (135,000)                         -
Proceeds from sale and leaseback of equipment                                       -                      13,352
Reductions of obligations under capital lease                                   (2,351)                         -
Dividends paid                                                                  (8,554)                    (6,584)
Proceeds from sale of stock                                                    380,998                          -
Purchase of treasury stock                                                      (5,048)                         -
                                                                         -------------------    ----------------------

     Cash used in financing activities                                         (20,378)                   (22,009)
                                                                        --------------------    ----------------------

Decrease in cash and cash equivalents                                               (8)                    (1,730)
Cash and cash equivalents, beginning of period                                   6,028                      3,283
                                                                        --------------------    ----------------------

Cash and cash equivalents, end of period                                $        6,020               $      1,553
                                                                        ====================    ======================

                                          See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments, which may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the periods ended September 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines in the United States, for sale to utility, industrial and export markets. The Company's mines are located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly-owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

The Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note D).

Note B - Shareholders' Equity

On February 22, 2001, the Company completed a public offering of 9,927,765 shares of common stock, including the remaining 4,756,968 shares held by its then largest stockholder, Ashland Inc., and 5,170,797 primary and treasury shares issued directly by the Company. The proceeds realized by the Company from the transaction of $92.9 million after the underwriters' discount and expenses, were used to pay down debt.

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

On September 14, 2001, the Company's Board of Directors approved a stock repurchase plan, under which the Company may repurchase up to 6.0 million of its shares of common stock from time to time. Through September 30, 2001, the Company repurchased 357,200 shares of its common stock pursuant to the plan at an average price of $14.13 per share. The repurchased shares are being held in the Company's treasury. Future repurchases under the plan will be made at management's discretion and will depend on market conditions and other factors. The Company also recognized proceeds of $8.8 million from sales of shares through the Company's employee stock option plan during the nine months ended September 30, 2001.

Note C - Adoption of FAS 133, Accounting for Derivative Instruments and Hedging
         Activities

The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. The Company's interest rate swaps are affected by the provisions of FAS 133. The Company enters into interest-rate swap agreements to modify the interest characteristics of outstanding Company debt. The swap agreements essentially convert variable-rate debt to fixed-rate debt. These agreements require the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement. In accordance with FAS 133, these instruments qualify as a cash flow hedge and are deemed to be effective for the variable-rate debt being hedged. Accordingly, the Company recorded the fair value of the instruments on the balance sheet as an other non-current liability. The Company recorded the unrealized loss, net of tax, in accumulated other comprehensive loss. The adoption of FAS 133 had no impact on the Company's results of operations or cash flows. The effects of adopting FAS 133 and the comprehensive loss effect for the nine months ended September 30, 2001 follow:

                                         Interest Rate           Tax            Accumulated Other
                                             Swaps              Effect         Comprehensive Loss
                                         ---------------     -------------    ----------------------
                                                             (in thousands)
       Adoption (January 1, 2001)        $    (7,910)        $    3,085        $       (4,825)
       Other comprehensive loss              (22,834)             9,028               (13,806)
                                         ---------------     -------------    ----------------------
       September 30, 2001                $   (30,744)        $   12,113        $      (18,631)
                                         ===============     =============    ======================

The following table presents total comprehensive loss:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                    ------------- -- -------------    ------------ -- -------------
                                                        2001             2000            2001             2000
                                                    -------------    -------------    ------------    -------------
                                                                            (in thousands)
   Net loss                                          $  (8,140)      $   (5,198)      $  (1,201)      $ (22,350)
   Other  comprehensive  loss  net of  income  tax
        benefit                                         (5,904)              -          (13,806)             -
                                                    -------------    -------------    ------------    -------------
   Total comprehensive loss                          $ (14,044)      $   (5,198)      $ (15,007)      $ (22,350)
                                                    =============    =============    ============    =============

Note D - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel, which is accounted for on the equity method:

                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                   -----------------------------     ---------------------------
Condensed Income Statement Information                  2001            2000             2001           2000
--------------------------------------             -------------    ------------     -----------    ------------
                                                                           (in thousands)
Revenues                                            $   77,060        $  55,234        $ 218,581      $ 181,112
Total costs and expenses                                70,220           50,894          197,052        170,774
                                                    -------------    ------------     -----------    ------------
Net income                                          $    6,840        $   4,340        $  21,529      $  10,338
                                                    =============    ============     ===========    ============

65% of Canyon Fuel net income                       $    4,446        $   2,821        $  13,994      $   6,720
Effect of purchase adjustments                            (380)             631              378          2,124
                                                    -------------    ------------     -----------    ------------
Company's income from its equity
   investment in Canyon Fuel                        $    4,066        $   3,452        $  14,372      $   8,844
                                                    =============    ============     ===========    ============

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of its investment in
Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment.

Note E - Inventories

Inventories consist of the following:

                                                          September 30,           December 31,
                                                               2001                   2000
                                                         -----------------      ----------------
                                                                    (in thousands)
                   Coal                                  $     25,487            $     21,185
                   Repair parts and supplies                   31,082                  26,745
                                                         -----------------       --------------
                                                         $     56,569            $     47,930
                                                         =================       ==============

Note F - Debt

Debt consists of the following:

                                                          September 30,        December 31,
                                                               2001                2000
                                                         -----------------    ----------------
                                                                    (in thousands)
       Indebtedness to banks under revolving credit
          agreement, expiring May 31, 2003                $      85,000          $   332,100
       Variable rate term loan payable quarterly                      -              135,000
       Variable rate term loan due May 31, 2003                 675,000              675,000
       Other                                                      5,372                8,695
                                                         -----------------    ----------------
                                                          $     765,372          $ 1,150,795
       Less current portion                                      90,372               60,129
                                                         -----------------    ----------------
       Long-term debt                                     $     675,000          $ 1,090,666
                                                         =================    ================

The Company has two credit facilities: a $675.0 million, non-amortizing term loan in the name of Arch Western and a revolving credit facility in the name of the Company. The rate of interest on borrowings under both of the credit facilities is based on LIBOR. The Arch Western loan is secured by Arch Western's membership interests in its subsidiaries. It is not guaranteed by the Company. The Company's credit facility initially included both a revolver and a fully amortizing term loan. In February and May 2001, the Company used proceeds from its public stock offerings (See Note B) to retire its term loan with the remainder reducing the then outstanding borrowings under the revolver. Subsequent to such repayments, the Company's revolving credit agreement provides for borrowings of up to $547.0 million less any outstanding letters of credit. At September 30, 2001, the Company had $34.5 million in letters of credit outstanding which, when combined with outstanding borrowings under the revolver, allowed for $427.5 million of additional borrowings under the revolver. The Company also periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2001, there were $20.0 million of such agreements in effect, of which no borrowings were outstanding. Aggregate required maturities of debt are $0.3 million for the remainder of 2001, $0.5 million in 2002, $760.5 million in 2003, $0.6 million in 2004, $0.6 million in 2005 and $2.9 million thereafter.

Terms of the Company's credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants require the pledging of assets to collateralize the term loan and the Company's revolving credit facility. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with these financial covenants at September 30, 2001.

The Company enters into interest-rate swap agreements to modify the interest characteristics of the Company's outstanding debt. At September 30, 2001, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted-average fixed rate of 6.89% (before the credit spread over LIBOR) and is receiving a weighted-average variable rate based upon 30-day and 90-day LIBOR. At September 30, 2001, the remaining terms of the swap agreements ranged from 11 to 45 months.

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

Note H - Changes in Estimates and Other Non-Recurring Revenues and Expenses

The Company's operating results for the nine months ended September 30, 2001 reflect a $9.4 million insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred at the West Elk Mine in Gunnison County, Colorado, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gases. The nine month period ended September 30, 2000 also reflect a $24.0 million partial insurance settlement associated with this event, $12.0 million of which was received during the three months ended September 30, 2000.

During the third quarter of 2001, as a result of estimate changes associated with reclamation, the Company reduced its reclamation liability resulting in a pre-tax gain of $1.9 million. During the nine months ended September 30, 2001, the Company reduced its reclamation liability resulting in a pre-tax gain of $5.4 million, of which $3.5 million was a result of permit revisions at its idle mine properties in Illinois recorded in the first quarter of 2001. Also, as a result of permit revisions at the same property during the nine months ended September 30, 2000, the Company reduced its reclamation liability resulting in a pre-tax gain of $7.8 million.

During the nine months ended September 30, 2001, as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales, the Company recognized a pre-tax gain of $4.6 million. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional. The Company recorded $12.7 million of pre-tax income related to these excise tax recoveries during the nine months ended September 30, 2000.

The Company reduced its stock based benefit program accruals for awards that did not meet minimum performance levels to qualify for a payout which resulted in an increase in pre-tax income of $4.3 million during the three months ended September 30, 2001. For the nine months ended September 30, 2001, the Company recognized pre-tax charges of $4.0 million (which is net of the $4.3 million accrual reduction included in the third quarter of 2001) for stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. During the nine months ended September 30, 2001, the Company also recognized reduced interest expense of $1.7 million primarily associated with the termination of certain interest rate swaps, which did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." During the nine months ended September 30, 2001, Canyon Fuel, the Company's equity method investment, recognized recoveries of previously paid property taxes. The Company's share of these recoveries was $2.6 million and is reflected as income from equity investment on the Condensed Consolidated Statements of Operations for the nine months ending September 30, 2001. During the three and nine months ended September 30, 2001, the Company sold surplus land resulting in a $2.9 million and $6.5 million pre-tax gain, respectively. The Company sold surplus land resulting in a $3.0 million and $8.1 million pre-tax gain during the three and nine months ended September 30, 2000, respectively.

Note I - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted loss per common share from continuing operations.

                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                        -------------------------------    ---------------------------------
                                                            2001              2000              2001               2000
                                                        --------------     ------------    ---------------     -------------
                                                                       (in thousands, except per share data)
Numerator:
   Net  loss                                                $ (8,140)        $ (5,198)     $  (1,201)           $ (22,350)
                                                        ==============     ============    ===============     =============
Denominator:
   Weighted average shares - denominator for basic            52,681           38,164         47,404               38,164
   Dilutive effect of employee stock options                       -                -              -                    -
                                                        --------------     ------------    ---------------     -------------
   Adjusted weighted average shares - denominator
      for diluted                                             52,681           38,164         47,404               38,164
                                                        ==============     ============    ===============     =============

Basic and diluted loss per common share                     $  (.15)         $   (.14)      $   (.03)            $   (.59)
                                                        ==============     ============    ===============     =============

Note J - Subsequent Event

Subsequent to September 30, 2001, the Company sold its interest in mineral reserves containing 16.1 million tons of coal in the Carbon Basin of Wyoming resulting in a $5.1 million pre-tax gain. In addition, subsequent to September 30, 2001, the Company received a favorable state tax ruling resulting in a $9.1 million pre-tax gain.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001, Compared to Quarter Ended September 30, 2000

Net Income (Loss). The net loss for the quarter ended September 30, 2001 was $8.1 million compared to a net loss of $5.2 million for the quarter ended September 30, 2000. Results for both quarters were adversely impacted by costs associated with major maintenance projects undertaken while mines were idle or operating on reduced schedules due to worker vacations. Results for the current quarter were also negatively impacted by production difficulties and increased costs at the Company's West Elk mine in Gunnison County, Colorado caused by high methane levels and at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Partially offsetting these negative items was lower interest expense due to reduced debt levels. Results for the quarter ended September 30, 2001 were positively impacted by the following other items: (1) A $2.9 million pre-tax gain primarily from the sale of surplus land.
(2) An increase of pre-tax income of $1.9 million caused by a reduction in the Company's reclamation liability due to changes in estimates. (3) A pre-tax $4.3 million gain from the partial reversal of previously recorded compensation accruals resulting from certain stock based compensation plans not achieving minimum performance targets required for awards. These accruals may fluctuate in future periods based on the plan's future performance.

Results for the quarter ended September 30, 2000, were adversely affected by operating losses incurred at the West Elk mine. The mine was idled on January 28, 2000 to July 12, 2000 following the detection of combustion gases in a portion of the mine unrelated to the high methane levels described above. These operating losses were to some extent offset by an associated partial pre-tax insurance settlement of $12.0 million under the Company's business interruption policy. Results for the quarter were positively impacted by the sale of surplus land for a $3.0 million pre-tax gain.

The West Elk mine's coal sales of $17.5 million in the third quarter of 2001 were $3.3 million greater than its sales of $14.2 million in the third quarter of 2000, although the mine experienced significant production difficulties in both quarters as described above. During the third quarter of 1999, a comparable quarter of uninterrupted production, the mine had coal sales of $25.7 million. Excluding the third quarter of 2000 insurance recovery discussed above, operating losses for the mine for the third quarter of 2001 and 2000 were $2.3 million and $4.5 million, respectively, compared to operating income of $1.2 million during the third quarter of 1999. At the Company's surface operation at its Samples Mine, a sandstone intrusion caused the coal seam to thin which resulted in lower production and higher associated costs. During the third quarter of 2001, the Samples surface operation experienced an operating loss of $5.6 million compared to operating income of $2.2 million during the third quarter of 2000.

Income from operations.

The following table presents income from operations excluding unusual items:


                                                                        Three Months Ended
                                                                           September 30
                                                                           (in millions)
                                                                    ----------------------------
                                                                       2001            2000
                                                                    ------------    ------------

                 Income from operations (as reported)                  $ 4.0          $ 15.9
                     Losses at the West Elk Mine                         2.3             4.5
                     West Elk mine insurance recoveries                    -           (12.0)
                     Samples surface operation losses                    5.6               -
                     Land sales                                         (2.9)           (3.0)
                     Reclamation adjustment                             (1.9)              -
                     Stock based compensation accrual adjustment        (4.3)              -
                                                                    ------------    ------------
                  Adjusted income from operations                      $ 2.8          $  5.4
                                                                    ============    ============

Amortization of Coal Supply Agreements. Amortization of coal supply agreements decreased by $4.9 million primarily as a result of the expiration and buy-out of above-market contracts that were valued as assets and amortized on the Company's balance sheet in the prior year and by lower shipped volumes on other valued contracts during the third quarter of 2001.

Interest Expense. Interest expense decreased by $8.0 million primarily due to lower debt levels in the third quarter of 2001 compared to the same quarter of 2000. The net proceeds from two public stock offerings in the first half of 2001 were used to significantly reduce debt levels from the prior year (see additional discussion in Liquidity and Capital Resources).

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the three months ended September 30, 2001 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $58.6 million for the current quarter compared to $76.1 million for the third quarter of 2000. This decrease is primarily attributable to the losses incurred at the Samples surface operation resulting from the sandstone intrusion during 2001 and by insurance recoveries at the West Elk mine in the third quarter of 2000 as described above. EBITDA is a widely accepted financial indicator of a company's ability to incur and service debt, but EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under U.S. generally accepted accounting principles. This measure of EBITDA may not be comparable to similar measures reported by other companies, or EBITDA may be computed differently by the Company in different contexts (i.e., public reporting versus computations under financing arrangements).

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

Net Income (Loss). The net loss for the nine months ended September 30, 2001 was $1.2 million compared to a net loss of $22.4 million for the nine months ended September 30, 2000. Results for the current period were positively impacted by continuing strong margins on the limited tonnage open to market-based pricing during the early part of 2001 and by reduced interest expense associated with lower debt levels. The current period results were negatively impacted by production difficulties and increased costs at the Company's West Elk mine in Gunnison County, Colorado caused by high methane levels and at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Results for the nine months ended September 30, 2001 were also positively impacted by the following other items: (1) A $9.4 million pre-tax insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred for the West Elk mine idling described below. (2) A $4.6 million pre-tax gain resulting from an IRS notice received during the second quarter of 2000 which outlined the procedures necessary to obtain refunds on black lung excise taxes previously paid on export sales. The notice followed a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. (3) An increase of pre-tax income of $5.4 million primarily from a reduction in the amount of expected reclamation work at the Company's idle Illinois properties because of permit revisions. (4) A $6.5 million pre-tax gain on the sale of surplus land. (5) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." These items were partially offset by a pre-tax charge of $4.0 million for stock-based compensation benefits that may be realized in future periods.

Results for the nine months ended September 30, 2000, were adversely impacted by operating losses incurred at the West Elk mine offset to some extent by an associated partial pre-tax insurance settlement of $24.0 million under the Company's business interruption policy. The mine was idled from January 28, 2000 to July 12, 2000 following the detection of combustion gases in a portion of the mine. These combustion gases are unrelated to the high methane levels experienced at the mine in 2001. Also, as a result of permit revisions at its idle mine properties in Illinois, the Company reduced its reclamation liability which resulted in a pre-tax gain of $7.8 million. The Company sold surplus land resulting in a $8.1 million pre-tax gain during the nine months ended September 30, 2000. In addition, the Company recorded a pre-tax gain of $12.7 million related to excise tax recoveries on export shipments in connection with the IRS notice described above.

The West Elk mine's coal sales for the nine months ended September 30, 2001 of $51.8 million were $28.7 million greater than its sales of $23.1 million in the same period of 2000, although the mine experienced significant production difficulties during both periods as described above. This compares to $80.1 million of coal sales during the nine months ended September 30, 1999, a period of uninterrupted production. Excluding the impact of the related insurance recoveries, operating losses for the mine for the nine months ended September 30, 2001 and 2000 were $13.1 million and $38.6 million, respectively, compared to operating income of $7.6 million during the nine months ended September 30, 1999. At the Samples surface operation, a sandstone intrusion caused the coal seam to thin which has resulted in lower production and higher associated costs. During the nine months ended September 30, 2001, the Samples surface operation experienced an operating loss of $9.2 million compared to operating income of $4.1 million during the same period of 2000.

Revenues. Total revenues for the nine months ended September 30, 2001 were $1,103.3 million, an increase of $46.1 million from the nine months ended September 30, 2000. This increase was the result of several factors including the increase in sales at West Elk when compared to the same period in the prior year, improved pricing on the limited tonnage that was open to market-based pricing during the current period, and increased pass through transportation revenues (offset by increased transportation costs in cost of sales).

Income From Equity Investment. During the nine months ended September 30, 2001, Canyon Fuel, the Company's equity method investment, recognized recoveries of previously paid property taxes. The Company's share of these recoveries is $2.6 million, which is reflected as income from equity investment in the Condensed Consolidated Statements of Operations.

Income from Operations.

The following table presents income from operations excluding unusual items discussed above.


                                                                         Nine Months Ended
                                                                           September 30
                                                                           (in millions)
                                                                    ----------------------------
                                                                       2001            2000
                                                                    ------------    ------------

                 Income from operations (as reported)                 $ 42.4          $ 38.7
                     Losses at the West Elk Mine                        13.1            38.6
                     West Elk mine insurance recoveries                 (9.4)          (24.0)
                     Samples surface operation losses                    9.2               -
                     Land sales                                         (6.5)           (8.1)
                     Reclamation adjustment                             (5.4)           (7.8)
                     Stock based compensation accrual adjustment         4.0               -
                     Black lung excise tax recoveries                   (1.5)          (12.7)
                     Canyon Fuel Company property tax recoveries        (2.6)              -
                                                                    ------------    ------------
                 Adjusted income from operations                      $ 43.3          $ 24.7
                                                                    ============    ============

The increase in income from operations is primarily attributable to improved pricing on the limited coal tonnage that was open to market-based pricing during the current period.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements decreased by $9.4 million primarily as a result of the expiration and buy-out of above-market contracts that were valued as assets and amortized on the Company's balance sheet in the prior year.

Interest Expense. Interest expense decreased by $18.1 million primarily as a result of lower debt levels in the nine months ended September 30, 2001 compared to the same period of 2000 and a $1.7 million reduction in interest expense associated with the termination of certain interest-rate swaps which did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The net proceeds from two public stock offerings in the first half of 2001 were used to significantly reduce debt levels from the prior year (see additional discussion in Liquidity and Capital Resources).

Interest Income. The increase in interest income of $2.8 million was primarily due to recognition of the interest component of the black lung excise tax recovery recorded in the second quarter of 2001.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded for the nine months ended September 30, 2001 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $207.2 million for the nine months ended September 30, 2001 compared to $220.5 million for the nine months ended September 30, 2000. This decrease is primarily attributable to the losses incurred at the Samples surface operation resulting from the sandstone intrusion during the nine months ended September 30, 2001 and by higher insurance recoveries during the nine months ended September 30, 2000 compared to the same period in 2001 as described above.

OUTLOOK

West Elk Mine. The Company's West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The higher methane levels have led to a reduction of planned shipments from the West Elk mine. The mine's performance has steadily improved as the mine has implemented a series of methane control procedures. However, if the Company is unable to continue to adequately control methane levels at the mine, it may be forced to continue to operate the mine at lower levels of production than planned or to idle the mine.

West Virginia Operations. On October 20, 1999, the U.S. District Court for the Southern District of West Virginia permanently enjoined the West Virginia Department of Environmental Protection (DEP) from issuing any permits that authorize the construction of valley fills as part of coal mining operations. The West Virginia DEP complied with the injunction by issuing an order banning the issuance of permits for the construction of nearly all new valley fills and the expansion of nearly all existing valley fills. The district court then granted a stay of its injunction, pending the outcome of an appeal of the court's decision filed by the West Virginia DEP with the U.S. Court of Appeals for the Fourth Circuit. On April 24, 2001, the Court of Appeals vacated the judgment of the district court with respect to the injunction and in October 2001, the plaintiffs in this action filed an appeal of the Court of Appeal's decision with the United States Supreme Court.

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

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until 2004.

During the second quarter of 2001, the Company's Samples surface mine in southern West Virginia encountered a larger-than-expected sandstone intrusion. The intrusion has resulted in the thinning of the principal coal seam in the ridge that the mine is currently mining. The thinning of the seam has reduced recoverable coal available and driven up mining costs on a per-ton basis. The Company expects the Samples operation to be impacted by the sandstone intrusion through the beginning of 2002. In early 2002, the Samples mine expects to begin development work on a new reserve area with more favorable geology. However, although the Company expects to receive the necessary permits for these reserves before the end of 2001, there can be no assurance that they will be received on a timely basis.

Coal Markets. Although the Company continues to be adversely affected by coal contracts priced during weak market conditions, there have been developments that have translated into improved market conditions for coal. More normal U.S. weather temperatures since late 2000 and continued growth of the "digital" economy have created an increased demand for electricity. The nuclear power system is operating at near its effective limits and no new domestic nuclear plants are currently in the permitting stage. Meanwhile, power generators have announced plans to construct a substantial amount of new coal-fired generating capacity and coal stockpiles remain at low levels. Also, over the course of the last year, quoted and spot prices for coal produced in the regions in which the Company operates have risen. Consequently, the Company has been able to commit much of its previously uncommitted 2002 and 2003 production at higher prices than in the recent past. All of the Company's estimated 2002 production has now been committed.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. With Phase II of the Clean Air Act in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal. Compliance coal is coal that meets the requirements of Phase II of the Clean Air Act without the use of expensive scrubbing technology. One hundred percent of the Company's current coal production is low sulfur. Approximately 68% of the Company's coal reserves are compliance quality while an additional 22% is low sulfur, or coal that when burned emits between 1.2 and 2.5 pounds of sulfur dioxide per million BTU's of heat content.

Chief Objectives. The Company continues to focus on realizing the potential of its assets and to maximize stockholder value. Its first financial objective in recent quarters has been to aggressively reduce debt and strengthen its balance sheet. Through September 30, 2001, the Company reduced its total debt by $385.4 million principally through the use of proceeds raised in the February and May 2001 equity offerings described in the "Liquidity and Capital Resources" section below. In total, the Company has paid down more than $600 million in debt since December 31, 1998. The Company's debt-to-capitalization ratio, which was 84% at December 31, 2000, improved to 57% at September 30, 2001.

In addition to continuing its efforts to pay down, restructure and diversify its remaining debt, the Company will focus on taking steps designed to improve earnings, strengthen cash generation, improve productivity and reduce costs at its large-scale mines, and build on its leading position in its target coal-producing basins.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2001 and 2000:

                                                               2001                2000
                                                          ----------------    ----------------
                                                                    (in thousands)
              Cash provided by (used in):
                 Operating activities                     $  123,717          $   127,257
                 Investing activities                       (103,347)            (106,978)
                 Financing activities                        (20,378)             (22,009)

Cash provided by operating activities decreased in the nine months ended September 30, 2001 compared to the same period in 2000 despite a $21.1 million decrease of the net loss period over period and increased distributions from its investment in Canyon Fuel. Other items contributing to the decrease were reduced depreciation, depletion and amortization expense resulting from reduced sales contract amortization and increased working capital requirements in the current period when compared to the prior period.

Cash used in investing activities during the nine months ended September 30, 2001 decreased compared to the same period in 2000 due to lower capital expenditures. During the nine months ended September 30, 2000, the Company purchased all remaining assets under a 1998 sale and leaseback arrangement for $45.0 million. This was partially offset by higher capital expenditures at other Company operations in 2001.

Cash used in financing activities was $20.4 million in the first nine months of 2001 compared to $22.0 million during the same period of 2000. The net cash used in financing activities reflects the cash generated by the February 2001 and May 2001 issuances of common stock resulting in proceeds of $372.2 million, the pay-down of $385.4 million of debt and the repurchase of the Company's common stock at a cost of $5.0 million. During the nine months ended September 30, 2000, the Company entered into a sale and leaseback of certain equipment, which resulted in net proceeds of $13.4 million.

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

On September 14, 2001, the Company's Board of Directors approved a stock repurchase plan, under which the Company may repurchase up to 6.0 million of its shares of common stock from time to time. Through September 30, 2001, the Company repurchased 357,200 shares of its common stock pursuant to the plan at an average purchase price of $14.13 per share. The repurchased shares are being held in the Company's treasury. Future repurchases under the plan will be made at management's discretion and will depend on market conditions and other factors.

The Company generally satisfies its working capital requirements and funds its capital expenditures with cash generated from operations. The Company believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements and anticipated capital expenditures for at least the next several years. The Company's ability to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond the Company's control.

Expenditures for property, plant and equipment were $89.8 million for the nine months ended September 30, 2001, compared to $103.1 million for the nine months ended September 30, 2000. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $35.0 million to $40.0 million for the remainder of 2001. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At September 30, 2001, the Company had $34.5 million in letters of credit outstanding which, when combined with outstanding borrowings under the revolver, allowed for $427.5 million of available borrowings under the Company's revolving credit facility. Financial covenants contained in the Company's credit facilities consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income. In addition, the covenants require the pledging of assets to collateralize the Company's revolving credit facility. The assets pledged include equity interests in wholly owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. The Company was in compliance with these financial covenants at September 30, 2001.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2001, there were $20.0 million of such agreements in effect, of which none were outstanding. The Company can also issue an additional $455.5 million in public debt and equity securities under a shelf registration statement.

The  Company  is exposed to market  risk  associated  with  interest  rates.  At
September 30, 2001, debt included $335.0 million of floating-rate debt after taking into consideration interest rate swap agreements, with a rate of interest based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At September 30, 2001, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 6.89% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements. These amounts are recognized as adjustments to interest expense over the lives of the agreements, thereby adjusting the effective interest rate on the Company's debt. Gains and losses on terminations of interest-rate swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the remaining term of the terminated swap agreement. The remaining terms of the swap agreements at September 30, 2001 ranged from 11 to 45 months.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described previously in Note C to the condensed consolidated financial statements of the Company as of September 30, 2001.

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

The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at September 30, 2001 with all other variables held constant. A 100-basis-point decrease in market interest rates would result in a $8.0 million increase in the fair value of the fixed portion of debt at September 30, 2001. Based on the variable-rate debt included in the Company's debt portfolio as of September 30, 2001, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.4 million of interest expense incurred based on September 30, 2001 debt levels.

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

Dal-Tex Litigation. A federal court injunction that prohibited the West Virginia Department of Environmental Protection (DEP) from issuing permits for the Company's Dal-Tex mine to use valley fill mining techniques resulted in the shutdown of this mine in July 1999. A subsequent order prohibited the construction or expansion of valley fills in West Virginia. Valley fills are created by mountaintop mining and other techniques used in central Appalachia, and involve the creation of large, engineered works into which excess earth and rock extracted during surface mining are placed. The plaintiffs in the litigation allege, among other things, that the construction of valley fills violates a regulation arising from SMCRA that the plaintiffs allege prohibits placing overburden or other obstructions in stream channels. The Company appealed the order specific to its Dal-Tex operations, and the company, the West Virginia DEP and other interested parties appealed the broader order concerning valley fills. On April 24, 2001, the United States Court of Appeals for the Fourth Circuit vacated the judgment of the district court with respect to the injunction that prohibited the West Virginia DEP from issuing permits to use valley fill mining techniques. The plaintiffs have appealed the decision of the Fourth Circuit to the United States Supreme Court and may also pursue remedies in state court. Because it is not financially viable for coal producers to operate some mining properties without valley fills, if the decision of the Fourth Circuit is overturned or state court remedies similar to those obtained in the federal district court are available to the plaintiffs, the Company and other coal producers in West Virginia may be forced to close all or a portion of its mining operations in West Virginia, to the extent those operations are dependent on the use of valley fills. A settlement agreement entered into between the parties will require the preparation of an EIS prior to the issuance of permits for the construction of valley fills. The preparation of these statements is time-consuming and is sometimes the subject of litigation. As a result, even though the district court decision has been overturned, the Company cannot reopen the Dal-Tex mine until the EIS is completed and all necessary permits are obtained. At that time, the decision to commence mining operations will be subject to then-existing market conditions.

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


CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of September 30, 2001, the Company had outstanding consolidated indebtedness of $765.4 million, representing approximately 57% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

Losses.

The Company has reported a net loss of $1.2 million during the nine months ending September 30, 2001 and a net loss of $12.7 million for the full year ended December 31, 2000. The losses during the nine months ended September 30, 2001, were primarily attributable to production difficulties at the West Elk mine in Colorado in 2001 caused by high methane levels (which are unrelated to the combustion gases experienced by the West Elk mine in 2000) and by lower production and higher cost at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. The losses in 2000 were primarily attributable to the temporary idling of the West Elk mine in Colorado following the detection of combustion-related gases in a portion of the mine.

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

As indicated by the legal action involving the Company's Dal-Tex operation which is discussed in "Contingencies - Legal Contingencies - Dal-Tex Litigation" above, the regulatory environment in West Virginia is uncertain with respect to coal mining. No assurance can be made that the Fourth Circuit's decision will not be overturned by the U.S. Supreme Court and the district court's decision reinstated or that the plaintiffs will not obtain similar relief in a state court action. In such event, there could be a material adverse effect on the Company's financial condition or results of operations.

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

Reserve Degradation And Depletion.

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2004. The Mountaineer Mine generated $28.8 million and $32.1 million of the Company's total operating income in the nine months ended September 30, 2001 and 2000, respectively.

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

         A Report on Form 8-K dated July 24, 2001 announcing the Company's second quarter 2001 earnings was filed by the Company in the quarter ended September 30, 2001.

         A Report on Form 8-K dated September 6, 2001 incorporating the text of slides shown at a management presentation to members of the business and investment community was filed by the Company in the quarter ended September 30, 2001.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      ARCH COAL, INC.
                                                      --------------
                                                       (Registrant)



Date: November 13, 2001               /s/ John W. Lorson
                                      --------------------------
                                      John W. Lorson
                                      Controller
                                      (Chief Accounting Officer)

                                 Arch Coal, Inc.
                 Form 10-Q for Quarter Ended September 30, 2001

                                INDEX TO EXHIBITS

         None.