Form 10-K405
period 2001-12-31
ARCH COAL INC
filed 2002-03-15
CIK 1037676

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   FORM 10-K
    (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended: December 31, 2001
                                      or


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from      to


                        Commission File Number: 1-13105


                                ARCH COAL, INC.
            (Exact name of registrant as specified in its charter)



                 Delaware                        43-0921172
        (State or other jurisdiction           (IRS Employer
      of incorporation or organization)     Identification No.)


              One CityPlace Drive, Suite 300, St. Louis, MO 63141
              (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2002, based on the closing price of the registrant's common stock on the New York Stock Exchange on that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $759,718,072. In determining this amount, the registrant has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock, are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At March 1, 2002, there were 52,354,501 shares of the registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     1. Portions of the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than April 1, 2002, are incorporated by reference into Part III of this Form 10-K.

     2. Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this Form 10-K.

==============================================================================

                               TABLE OF CONTENTS



                                                                           Page
                                                                           ----
Part I

 Item 1.          Business ...............................................    1
 Item 2.          Properties .............................................    9
 Item 3.          Legal Proceedings ......................................   12
 Item 4.          Submission of Matters to a Vote of Security Holders ....   12


Part II

 Item 5.          Market For Registrant's Common Equity and Related
                  Stockholder Matters ....................................   13
 Item 6.          Selected Financial Data ................................   13
 Item 7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   13
 Item 7A.         Quantitative and Qualitative Disclosures about Market
                  Risk ...................................................   13
 Item 8.          Financial Statements and Supplementary Data ............   13
 Item 9.          Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure ....................   13


Part III

 Item 10.         Directors and Executive Officers of the Registrant .....   14
 Item 11.         Executive Compensation .................................   14
 Item 12.         Security Ownership of Certain Beneficial Owners and
                  Management .............................................   14
 Item 13.         Certain Relationships and Related Transactions .........   14


Part IV

 Item 14.         Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K ..............................................    15

                                    PART I


Item 1. BUSINESS

General

     Arch Coal, Inc. ("Arch Coal" or the "Company") is one of the largest coal producers in the United States. The Company mines, processes and markets compliance and low-sulfur coal from mines located in both the eastern and western United States, enabling it to ship coal cost-effectively to most of the major domestic coal-fired electric generation facilities. As of December 31, 2001, the Company had 25 operating mines and controlled approximately 3.43 billion tons of proven and probable coal reserves, approximately 1.83 billion tons of which were assigned reserves and approximately 1.60 billion tons of which were unassigned reserves. Arch Coal sold 109.5 million tons of coal in 2001. The Company sells substantially all of its coal to producers of electric power.

     The Company owns a 99% membership interest in Arch Western Resources, LLC ("Arch Western"), a joint venture that was formed in connection with the Company's acquisition of the United States coal operations of Atlantic Richfield Company on June 1, 1998. The principal operating units of Arch Western are Thunder Basin Coal Company, L.L.C., which operates the Black Thunder mine in the Southern Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates the West Elk mine in Colorado; Canyon Fuel Company, LLC ("Canyon Fuel"), which operates three mines in Utah; and Arch of Wyoming, LLC, which operates two mines in the Hanna Basin of Wyoming. Arch Western owns 100% of the membership interests of Thunder Basin Coal Company, L.L.C., Mountain Coal Company, L.L.C. and Arch of Wyoming, LLC. Arch Western owns a 65% membership interest in Canyon Fuel, with the remaining 35% membership interest owned by ITOCHU Coal International Inc., a subsidiary of ITOCHU Corporation of Japan.


Business Environment

     United States Coal Markets. Production of coal in the United States has increased from 434 million tons in 1960 to over 1.1 billion tons in 2001. The following table sets forth demand trends for United States coal by consuming sector through 2020 as compiled, preliminary(p) or forecasted(f) by the United States Department of Energy/Energy Information Agency.




                                                                                                              Annual
                                                                                                              Growth
                                                                                                              2000-
Consumption by Sector                1999       2000      2001p     2005f     2010f     2015f     2020f       2020f
--------------------------------   --------   --------   -------   -------   -------   -------   -------   -----------
                                                                   (tons in millions)
Electric Generation ............      953        991      1,013     1,065     1,141     1,183     1,366       1.3%
Industrial .....................       65         65         62        80        81        83        86       0.2%
Steel Production ...............       28         29         27        26        24        22        20      (1.9%)
Residential/Commercial .........        5          5          4         5         6         6         6       0.8%
Export .........................       58         58         49        56        54        53        55      (0.3%)
                                    -----      -----      -----     -----     -----     -----     -----       ---
 Total .........................    1,109      1,148      1,155     1,232     1,306     1,347     1,533       1.2%
                                    =====      =====      =====     =====     =====     =====     =====       ===


     Electricity Generation. Coal has consistently maintained a 50% to 53% market share over competing energy sources to generate electricity during the past ten years because of its relatively low cost and its availability throughout the United States. Coal is the lowest cost fossil-fuel used for base-load electric power generation--considerably less expensive than natural gas or oil. Coal-fired generation is also competitive with nuclear power generation, especially on an all-in cost per megawatt-hour basis. Hydroelectric power is inexpensive but is limited by both geography and susceptibility to seasonal and climatic conditions. Non hydropower renewable power generation accounts for less than 3% of all the electricity generated in the U.S. and is limited by resources and/or technology. Consequently, approximately 88% of the coal produced in the United States in 2001 was sold in the domestic market as a fuel to the electric generation segment. The remainder of the tons were sold in 2001 as steam coal for industrial and residential purposes, into the export market, and as metallurgical coal. In addition to the relative competitiveness of coal-fired generation plants, coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting coal production and power generation, technological developments and the location, availability and quality of competing sources of coal, as well as alternative fuels such as natural gas, oil and nuclear and alternative energy sources such as hydroelectric power.

     Long-term demand for electric power will depend upon a variety of economic, regulatory, technological and climatic factors beyond our control. Historically, domestic demand for electric power has increased as the United States economy has grown. Two important regulatory initiatives, one designed to increase competition among utilities and lower the cost of electricity for consumers, and another to improve air quality by reducing the level of sulfur emitted from coal-burning power generation plants, have had and are expected to continue to have significant effects on the electric utility industry and its coal suppliers.

     According to the Energy Information Agency, coal is expected to remain the primary fuel for electricity generation through 2020. The following table sets forth the source fuel for electricity generation from 1990 through 2020 as compiled, preliminary(p), annualized(a) or forecasted(f) by the Energy Information Agency.

                                    1990      1995     2000p     2001a     2005f     2010f     2015f      2020f
                                  -------   -------   -------   -------   -------   -------   -------   --------
                                                             (billion kilowatt hours)
Coal ..........................    1,590     1,710     1,968     1,980     2,135     2,264     2,341     2,472
Petroleum .....................      124        75       109       145        49        38        43        49
Natural Gas ...................      378       499       597       642       847     1,153     1,488     1,733
Nuclear .......................      577       673       754       771       759       737       707       702
Hydro/Renewable/other .........      356       401       373       324       429       452       472       488
                                   -----     -----     -----     -----     -----     -----     -----     -----
 Total ........................    3,025     3,358     3,801     3,862     4,219     4,644     5,051     5,444
                                   =====     =====     =====     =====     =====     =====     =====     =====


     Coal's primary advantage is its relatively low cost compared to other fuels used to generate electricity. The following table sets forth the Energy Information Agency's forecast of delivered fuel prices to electric utilities through 2020 as compiled, preliminary(p) or forecasted(f) by the Energy Information Agency. The data-set is derived from the Energy Information Agency's Long-Term forecast published in December 2001 and is presented in 2000 dollars.

                               1998       1999       2000       2001p      2002f      2005f      2010f      2015f      2020f
                            ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                (dollars per million Btus)
Annual Energy Outlook
Petrol (Residual) .........   $2.08      $2.44      $4.29      $3.91      $3.45      $3.53      $3.60      $3.69      $3.81
Natural Gas ...............    2.38       2.57       4.30       5.08       2.59       3.19       3.38       3.65       3.87
Coal ......................    1.25       1.22       1.20       1.24       1.16       1.13       1.05       1.01       0.97

     Coal Production. United States coal production was over 1.1 billion tons in 2001. The following table, derived from data prepared by the Energy Information Agency, sets forth principal United States production statistics for the periods indicated.

                                          1980          1985         1990         1995         2000         2001*
                                      -----------   -----------   ----------   ----------   ----------   ----------
Total Tons (in millions) ..........         830           884        1,029        1,033        1,074        1,118
Percent of Total Tons
 East .............................          68%           63%          61%          53%          47%          47%
 West .............................          32            37           39           47           53           53
 Underground ......................          40            39           41           38           35           34
 Surface ..........................          60            61           59           62           65           66
Number of Mines
 Underground ......................       1,875         1,695        1,422          977          707          682
 Surface ..........................       1,997         1,660        1,285        1,127          746          757
                                        -------       -------       ------       ------       ------       ------
 Total ............................       3,872         3,355        2,707        2,104        1,453        1,439
Average Number of Mine Employees
 Underground ......................     150,328       107,357       63,960       44,254       31,825       33,128
 Surface ..........................      74,610        61,924       43,402       31,777       24,640       26,029
Average Production per Mine
 (tons in thousands)
 Underground ......................         177           203          297          402          531          558
 Surface ..........................         249           325          472          568          935          975

* estimate


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

     A factor that may impact the Company's sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange initiated electricity commodity trading a few years ago and has recently initiated coal contract trading. The coal contract trading is based on a Huntington, West Virginia barge loading hub. In addition, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. Today, limited, but growing, over-the-counter trading is being conducted on both firm-forward transactions as well as put, call and other options. The trend to more commodity-type transactions could mark a significant change in how coal is sold. The Company is unable to predict whether this trend will have a material effect on its sales and whether any such effect would be positive or negative on its operating results.


Competition

     The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal producing regions in which the Company operates. The Company competes with several major coal producers in the Central Appalachian and Powder River Basin areas. It also competes with a number of smaller producers in those and its other market regions.


Operations

     As of December 31, 2001, the Company operated a total of 25 mines, all located in the United States. Coal is transported from the Company's mining complexes to customers by means of railroad cars, river barges or trucks, or a combination of these means of transportation. As is customary in the industry, virtually all the Company's coal sales are made F.O.B. mine or loadout, meaning that customers are responsible for the cost of transporting purchased coal to their facilities. The following table provides the location and a summary of information regarding the Company's principal mining complexes and the coal reserves associated with these operations as of December 31, 2001:

                                           Captive       Contract          Mining
Mining Complex (Location)                Mine(s)(1)     Mine(s)(1)      Equipment(2)      Transportation
-------------------------               ------------   ------------   ----------------   ---------------
Central Appalachia
 Mingo Logan (WV) ...................        U              U              LW, C                NS
 Coal-Mac (WV) ......................        S              S                L               Barge/NS
 Dal-Tex (WV)(3) ....................       --             --               --                 CSX
 Hobet 21 (WV) ......................        S            U(2)         D, L, S, C(4)           CSX
 Arch of West Virginia (WV) .........        S              U            D, L, S(5)            CSX
 Samples (WV) .......................        S            U, S           D, L, S(6)         Barge/CSX
 Campbells Creek (WV) ...............       --              U               --                Barge
 Lone Mountain (KY) .................      U(2)            --                C                NS/CSX
 Pardee (VA) ........................      S, U             U              L, C                 NS
Western United States
 Black Thunder (WY) .................        S             --             D, S(7)             UP/BN
 Coal Creek (WY)(8) .................       --             --               --                UP/BN
 West Elk (CO) ......................        U             --              LW, C                UP
 Skyline (UT)(9) ....................        U             --              LW, C                UP
 SUFCO (UT)(9) ......................        U             --              LW, C                UP
 Dugout Canyon (UT)(9) ..............        U             --              LW, C                UP
 Arch of Wyoming (WY) ...............      S(2)            --             D, S(10)              UP


      S = Surface Mine                LW = Longwall
      U = Underground Mine            C = Continuous Miner
      D = Dragline                    UP = Union Pacific Railroad
      L = Loader/Truck                CSX = CSX Transportation
      S = Shovel/Truck                BN = Burlington Northern Railroad
                                      NS = Norfolk Southern Railroad


                                                                             Total Assigned
                                              Tons                            Recoverable
                                            Produced         Cost(11)/          Reserves          Proven          Probable
                                            in 2001          Book Value       (in millions     (in millions     (in millions
Mining Complex (Location)                (in millions)     (in millions)        of tons)         of tons)         of tons)
-------------------------               ---------------   ---------------   ---------------   --------------   -------------
Central Appalachia
 Mingo Logan (WV) ...................           6.5            113/25              27.2             23.8             3.4
 Coal-Mac (WV) ......................           2.7             32/10              14.1             14.1             --
 Dal-Tex (WV) (3) ...................           --               1/1              100.5             72.8            27.7
 Hobet 21 (WV) ......................           5.8             78/40              99.0             62.1            36.9
 Arch of West Virginia (WV) .........           3.6            115/20              29.7             27.7             2.0
 Samples (WV) .......................           6.1            140/58              45.2             41.9             3.3
 Campbells Creek (WV) ...............           1.3              4/0               10.9             10.9             --
 Lone Mountain (KY) .................           2.8             93/37              50.0             43.6             6.4
 Pardee (VA) ........................           1.7             43/11              20.6             18.6             2.0
Western United States
 Black Thunder (WY) .................          67.6            273/210            918.6            886.1            32.5
 Coal Creek (WY) (8) ................           --              41/34             233.3            227.3             6.0
 West Elk (CO) ......................           5.4            116/70             126.1             95.5            30.6
 Skyline (UT) (9) ...................           3.8              N/A               36.1             18.1            18.0
 SUFCO (UT) (9) .....................           7.1              N/A               80.8             29.4            51.4
 Dugout Canyon (UT) (9) .............           1.8              N/A               37.5             29.1             8.4
 Arch of Wyoming (WY) ...............           0.7             54/3                1.3              1.3             --
                                              -----          ---------          -------          -------           -----
Totals ..............................         116.9          1,103/519          1,830.9          1,602.3           228.6
                                              =====          =========          =======          =======           =====

----------
(1) Amounts in parenthesis indicate the number of captive and contract mines at the mining complex or location. Captive mines are mines which the Company owns and operates on land owned or leased by it. Contract mines are mines which other operators mine for the Company under contracts on land owned or leased by the Company.
(2)   Reported for captive operations only.
(3) The Company idled its mining operations at the Dal-Tex complex on July 23, 1999 due to a delay in obtaining mining permits resulting from legal action in the U.S. District Court for the Southern District of West Virginia.
(4) Utilizes an 83-cubic-yard dragline and a 51-cubic-yard shovel. A dragline is a large machine used in the surface mining process to remove layers of earth and rock covering coal.
(5) Utilizes a 49-cubic-yard dragline, a 43-cubic-yard shovel, a 22-cubic-yard shovel and a 28-cubic-yard loader at the Ruffner mine.
(6) Utilizes a 118-cubic-yard dragline, two 53-cubic-yard shovels and three 28-cubic-yard loaders.
(7) Utilizes 170-cubic-yard, 130-cubic-yard, 90-cubic-yard and 45-cubic-yard draglines and 53-cubic-yard, 60-cubic-yard and 82-cubic-yard shovels.
(8) The Company idled its mining operations at Coal Creek during the third quarter of 2000 because its cost structure was not competitive in the market environment that existed at that time.
(9) Mines are operated by Canyon Fuel. Canyon Fuel is an equity investment and its financial statements and tons produced are not consolidated into the Company's financial statements and tons produced. Amounts represent 100% of Canyon Fuel's production and assigned reserves of which the Company has a 65% interest.
(10) Utilizes 76-cubic-yard and 64-cubic-yard draglines at Medicine Bow and a 32-cubic-yard dragline at Seminoe II.
(11) Reflects the cost of plant, equipment and development at the mine as of December 31, 2001.


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

     As of December 31, 2001, Arch Western owned a 5.3% equity interest and Canyon Fuel owned a 9.0% equity interest in the Los Angeles Export Terminal ("LAXT"), which owns and operates a dry bulk terminal operation within the Port of Los Angeles. LAXT is served by the Union Pacific railroad. Current annual rated capacity at the terminal is 10 million tons. The City of Los Angeles owns the land upon which the facility has been constructed. LAXT has entered into a 35 year lease with the City which provides compensation for its contribution of cash and land to the venture. The total cost of the facility was approximately $144 million.


Regulations Affecting Coal Mining

     The information contained in the "Contingencies--Reclamation" and "Certain Trends and Uncertainties--Environmental and Regulatory Factors" sections of "Management's Discussion and Analysis" of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

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

     Longwall Mining. One of two major underground coal mining methods now used in the United States (see also "Continuous Mining"). This method employs a rotating drum, which is pulled mechanically back and forth across a face of coal that is usually several hundred feet long. The loosened coal falls onto a conveyor for removal from the mine. Longwall operations include a hydraulic roof support system that advances as mining proceeds, allowing the roof to fall in a controlled manner in areas already mined.

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

     Unassigned Reserves. Recoverable coal reserves that have not yet been designated for mining by a specific Company operation.

     Underground Mine. Also known as a "deep" mine. Usually located several hundred feet below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car or conveyor to the surface.


Employees

     As of March 1, 2002, the Company employed a total of 3,292 persons, approximately 600 of whom were represented by the UMWA under a collective bargaining agreement that expires in 2006 and approximately 160 of whom are represented by the Scotia Employees Association under a collective bargaining agreement that expires in 2003.


Executive Officers

     The following is a list of the Company's executive officers, their ages and their positions and offices held with the Company during the last five years.

     Bradley M. Allbritten, 44, is Vice President--Human Resources of the Company and has served in such capacity since March 1, 2000. Mr. Allbritten served as the Company's Director of Human Resources from February 1999 through February 2000.

     C. Henry Besten, Jr., 53, is Vice President--Strategic Marketing of the Company and President of the Company's Arch Energy Resources, Inc. subsidiary and has served in such capacities since July 1997. Mr. Besten also served as Acting Chief Financial Officer of the Company from January 2000 to December 2000. During the past five years, Mr. Besten has also served as Senior Vice President--Marketing for Ashland Coal, Inc., ("Ashland Coal"), which merged with a subsidiary of the Company in July 1997.

     John W. Eaves, 44, is Senior Vice President--Marketing of the Company and President of the Company's Arch Coal Sales Company, Inc. and has served in such capacities from March 1, 2000 and September 1995, respectively. Mr. Eaves served as Vice President--Marketing of the Company from July 1997 through February 2000.

     Robert G. Jones, 45, is Vice President--Law, General Counsel and Secretary of the Company and has served in such capacity since March 1, 2000. Mr. Jones served the Company as Assistant General Counsel from July 1997 through February 2000 and as Senior Counsel from August 1993 to July 1997.

     Steven F. Leer, 49, is President and Chief Executive Officer and a Director of the Company and has served in such capacity since 1992.

     Robert J. Messey, 56, is Senior Vice President and Chief Financial Officer of the Company and has served in such capacity since December 2000.

     David B. Peugh, 47, is Vice President--Business Development of the Company and has served in such capacity since 1993.

     Robert W. Shanks, 48, is Vice President--Operations of the Company and has served in such capacity since July 1997. Since June 1998 he has also served as President of Arch Western Resources. During the past five years, Mr. Shanks has also served as President of the Company's Apogee Coal Company subsidiary.

     Kenneth G. Woodring, 52, is Executive Vice President--Mining Operations of the Company and has served in such capacity since July 1997. During the past five years, Mr. Woodring has also served as Senior Vice President--Operations of Ashland Coal.


Item 2. PROPERTIES

     The Company estimates that it owned or controlled, as of December 31, 2001, approximately 3.43 billion tons of proven and probable recoverable reserves, approximately 1.83 billion tons of which were assigned reserves and approximately 1.60 billion tons of which were unassigned reserves. Assigned reserves are recoverable coal reserves that have been designated to be mined by a specific operation. Unassigned reserves are recoverable reserves that have not yet been designated for mining by a specific Company operation. Recoverable reserves include only saleable coal and do not include coal which would remain unextracted, such as for support pillars, and processing losses, such as washery losses. Reserve estimates are prepared by the Company's engineers and geologists and reviewed and updated periodically. Total recoverable reserve estimates and reserves dedicated to mines and complexes change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. The following table presents the Company's estimated recoverable coal reserves at December 31, 2001:

Total Recoverable Reserves (tonnage in millions)

                                                                    Sulfur Content               Reserve
                                                                (lbs. per million Btus)          Control        Mining Method
                        Total                        ---------------------------------------- -------------- ---------------------
                     Recoverable                     (less than)               (greater than)
                      Reserves    Proven   Probable      1.2       1.2 - 2.5        2.5       Owned  Leased   Underground  Surface
                    ------------ -------- ---------- ------------ ----------- --------------- -----  ------   ----------- --------
Wyoming ...........     1,633     1,422       211       1,510          115            8         91   1,542         165     1,468
Central Appalachia      1,134       763       371         351          710           73        461     673         864       270
Illinois ..........       254       213        41          --            4          250        216      38         236        18
Utah* .............       215       103       112         198           17           --          6     209         215        --
Colorado ..........       192       140        52         192           --           --          5     187         192        --
                        -----     -----       ---       -----          ---          ---        ---   -----         ---     -----
 Total ............     3,428     2,641       787       2,251          846          331        779   2,649       1,672     1,756
                        =====     =====       ===       =====          ===          ===        ===   =====       =====     =====

Assigned Recoverable Reserves (tonnage in millions)



                                                                    Sulfur Content               Reserve
                                                                (lbs. per million Btus)          Control        Mining Method
                        Total                        ---------------------------------------- -------------- ---------------------
                     Recoverable                     (less than)               (greater than)
                      Reserves    Proven   Probable      1.2       1.2 - 2.5        2.5       Owned  Leased   Underground  Surface
                    ------------ -------- ---------- ------------ ----------- --------------- -----  ------   ----------- --------
Wyoming ...........     1,153     1,115        38       1,080          65              8         5    1,148         --       1,153
Central Appalachia        397       315        82         125         241             31        86      311        247         150
Illinois ..........        --        --        --          --          --             --        --       --         --          --
Utah* .............       155        77        78         151           4             --         2      153        155          --
Colorado ..........       126        95        31         126          --             --         4      122        126          --
                        -----     -----        --       -----         ---             --        --    -----        ---       -----
 Total ............     1,831     1,602       229       1,482         310             39        97    1,734        528       1,303
                        =====     =====       ===       =====         ===             ==        ==    =====        ===       =====

Unassigned Recoverable Reserves (tonnage in millions)



                                                                    Sulfur Content               Reserve
                                                                (lbs. per million Btus)          Control        Mining Method
                        Total                        ---------------------------------------- -------------- ---------------------
                     Recoverable                     (less than)               (greater than)
                      Reserves    Proven   Probable      1.2       1.2 - 2.5        2.5       Owned  Leased   Underground  Surface
                    ------------ -------- ---------- ------------ ----------- --------------- -----  ------   ----------- --------
Wyoming ...........       480       307       173        430           50             --       86      394         165        315
Central Appalachia        737       448       289        226          469             42      375      362         617        120
Illinois ..........       254       213        41         --            4            250      216       38         236         18
Utah* .............        60        26        34         47           13             --        4       56          60         --
Colorado ..........        66        45        21         66           --             --        1       65          66         --
                        -----     -----       ---        ---          ---            ---      ---      ---         ---        ---
 Total ............     1,597     1,039       558        769          536            292      682      915       1,144        453
                        =====     =====       ===        ===          ===            ===      ===      ===       =====        ===


----------
* Represents 100% of the reserves held by Canyon Fuel, in which the Company has a 65% interest.


     Over 98% of the Company's recoverable reserves consists of steam coal, which is coal used in steam boilers to make electricity. Less than 2% of the Company's recoverable reserves consists of metallurgical coal, which is a grade of coal used in the production of steel. Metallurgical coal represents an immaterial amount of the Company's operations.

     As of December 31, 2001, approximately 86,528 acres (which includes 100% of the acreage held by Canyon Fuel) out of the Company's total of approximately 670,000 acres of coal land was leased from the federal government. These leases have terms expiring between 2001 and 2019, subject to readjustment or extension and to earlier termination for failure to meet diligent development requirements. The Company has entered into leases covering substantially all of its leased reserves which are not scheduled to expire prior to expiration of projected mining activities. The Company also controls, through ownership or long-term leases, approximately 5,310 acres of land which are used either for its coal processing facilities or are being held for possible future development. Royalties are paid to lessors either as a fixed-price per-ton or as a percentage of the gross sales price of the mined coal. The Company pays percentage-based royalties under the majority of its significant leases. The terms of most of these leases extend until the exhaustion of mineable and merchantable coal. The remaining leases have initial terms ranging from one to 40 years from the date of their execution, with most containing options to renew. In some cases, a lease bonus, or prepaid royalty, is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

     All of the identified coal reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 66% consist of compliance coal while an additional 25% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Some of the Company's low-sulfur coal can be marketed as compliance coal when blended with other compliance coal. Accordingly, most of the Company's reserves are primarily suitable for the domestic steam coal markets. However, a substantial portion of the low-sulfur and compliance coal reserves at the Mingo Logan operations may also be used as a high-volatile, low-sulfur, metallurgical coal.

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

     The carrying cost of the Company's coal reserves at December 31, 2001 (which does not include the Company's 65% share of Canyon Fuel) was $902.0 million, consisting of $37.2 million of prepaid royalties and the $864.8 million net book value of coal lands and mineral rights.

     The Company's executive headquarters occupy approximately 50,000 square feet of leased space at One CityPlace Drive, in St. Louis, Missouri. See "Item
1. Business" for a further description of the Company's subsidiaries' mining complexes, mines, transportation facilities and other operations. The Company's subsidiaries currently own or lease the equipment utilized in their mining operations.


Item 3. LEGAL PROCEEDINGS

     The information required by this Item is contained in the "Contingencies--Legal Contingencies" section of "Management's Discussion and Analysis" contained in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 2001.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in the Company's 2001 Annual Report to Stockholders under the caption "Stockholder Information" and is incorporated herein by reference.


Item 6. SELECTED FINANCIAL DATA

     The information required by this Item is contained in the Company's 2001 Annual Report to Stockholders under the caption "Selected Financial Information", and is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is contained in the Company's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in the Company's 2001 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Annual Report for the information required by Item 8.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Nominees For a Three-Year Term That Will Expire in 2005", "Directors Whose Terms Will Expire in 2004", and "Directors Whose Terms Will Expire in 2003" which appear under the caption "Election of Directors" in the Company's Proxy Statement to be distributed to Company stockholders in connection with the Company's 2002 Annual Meeting (the "2002 Proxy Statement"). See also the list of the Company's executive officers and related information under "Executive Officers" in Part I, Item 1 herein.


Item 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing in the "Summary Compensation Table", the sections entitled "Stock Option Grants", "Stock Option Exercises and Year-End Values", and the Pension Plan section (including the table therein), the Employment Agreements section, and the Compensation of Directors section in the 2002 Proxy Statement. No portion of the Personnel and Compensation Committee Report on Executive Compensation for 2001 or the Arch Coal Performance Graph is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Ownership of Arch Coal Common Stock" in the 2002 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of Arch Coal, Inc. and subsidiaries included in the Company's 2001 Annual Report to Stockholders are incorporated by reference:

     Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

     Consolidated Balance Sheets--December 31, 2001 and 2000

     Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     The following financial statements of Canyon Fuel Company, LLC are incorporated by reference to Exhibit 99 to this Annual Report on Form 10-K:

     Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

     Balance Sheets--December 31, 2001 and 2000

     Statements of Members' Equity--Years Ended December 31, 2001, 2000 and
1999

     Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

     Notes to Financial Statements

     (a)(2) The following consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:

     II--Valuation and Qualifying Accounts at page 21.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (a)(3) Exhibits filed as part of this Report are as follows:

      3.1 Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

      3.2 Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000)

      4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to
             Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

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

      4.11 Lease Intended as Security dated as of January 15, 1998, among Apogee Coal Company, Catenary Coal Company and Hobet Mining, Inc., as Lessees; The First Security Bank, National Association, as Lessor, and the Certificate Purchasers named therein (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997)

      4.12 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a current report on Form 8-A filed on March 9, 2000)

      4.13 Description of Indenture pursuant to Shelf Registration Statement (incorporated herein by reference to the Company's Registration on Form S-3 (Registration No. 333-58738) filed on April 11, 2001)

      10.1 Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated June 5, 2000 (incorporated herein by reference to Exhibit
             10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)

      10.2 Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive Officer) (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)

      10.3 Coal Off-Take Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Carboex International, Ltd. and Ashland Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

      10.4 Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc. and Carboex S.A. (incorporated herein by Reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

      10.5 Assignment, Assumption and Amendment of Coal Sales Agency Agreement, executed as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Coal, Inc., Saarbergwerke AG and Carboex International, Ltd. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
             1997)

      10.6 Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1, 1974 and November 12, 1987; Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984, January 7, 1993 and February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990 and October 5, 1990 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

      10.7 Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9, 1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993, August 4, 1994, October 1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

      10.8 Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.9 Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995, filed by Ashland Coal, Inc., a subsidiary of the Company)

      10.10 Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as Amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.11 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subse-quently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective
             Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.12 Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.13 Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.14 Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

      10.15 Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated herein by reference to a Current Report on Form 8-K dated April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)

      10.16 Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to
             Exhibit 10.3 to Amendment No. 1 to a Current Report on Form 8-K filed on February 14, 1990 by Ashland Coal, Inc., a subsidiary of the Company)

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

      10.30 Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30,
             1997)

      10.31 Arch Coal, Inc. Outside Directors' Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

      10.32 Second Amendment to the Arch Mineral Corporation Supplemental Retirement Plan effective January 1, 1998 (incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

      13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 (filed herewith)

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

----------
 * Exhibits 10.27, 10.28, 10.29, 10.30 and 10.32 are executive compensation plans.

** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

     (b) Reports on Form 8-K

         Report on Form 8-K announcing the Company's third quarter 2001 earnings was filed by the Company on October 23, 2001.

     (d) Financial Statements of Canyon Fuel Company, LLC (incorporated by reference to Exhibit 99 of this Annual Report on Form 10-K for the Year Ended December 31, 2001).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ARCH COAL, INC.
                                  (Registrant)

Date: March 15, 2002

                                  By: /s/ Steven F. Leer
                                      -----------------------------------------
                                          Steven F. Leer
                                          President and Chief Executive Officer


            Signatures                                    Capacity
            ----------                                    --------
     /s/ Steven F. Leer                   President and Chief Executive Officer and Director
----------------------------------
         Steven F. Leer

     /s/ Robert J. Messey                 Senior Vice President and Chief Financial Officer
----------------------------------          (Principal Financial Officer)
         Robert J. Messey

     /s/ John W. Lorson                   Controller
----------------------------------
         John W. Lorson

                *                         Director
----------------------------------
         James R. Boyd

                *                         Director
----------------------------------
         Frank M. Burke

                *                         Director
----------------------------------
         Ignacio Dominguez Urquijo

                *                         Director
----------------------------------
         Douglas H. Hunt

                *                         Director
----------------------------------
         James L. Parker

                *                         Director
----------------------------------
         A. Michael Perry

                *                         Director
----------------------------------
         Robert G. Potter

                *                         Director
----------------------------------
         Theodore D. Sands

*By: /s/ Robert G. Jones
    ------------------------------
         Robert G. Jones
         As Attorney-in-fact

ORIGINAL POWERS OF ATTORNEY AUTHORIZING STEVEN F. LEER AND ROBERT G. JONES, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT

                                                                    SCHEDULE II


                       ARCH COAL, INC. AND SUBSIDIARIES


                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                                              Additions
                                                                Balance at   Charged to                   Balance
                                                                 Beginning    Costs and                   at End
                          Description                             of Year     Expenses    Deductions(1)   of Year
                          -----------                          ------------ ------------ --------------- --------
Year Ended December 31, 2001
 Reserves Deducted from Asset Accounts
   Other Assets--Other Notes and Accounts Receivable .........        59          544            59          544
   Current Assets--Supplies Inventory ........................    19,839        1,674         4,915       16,598
Year Ended December 31, 2000
 Reserves Deducted from Asset Accounts
   Other Assets--Other Notes and Accounts Receivable .........       541           --           482           59
   Current Assets--Supplies Inventory ........................    23,542        4,223         7,926       19,839
Year Ended December 31, 1999
 Reserves Deducted from Asset Accounts
   Other Assets--Other Notes and Accounts Receivable .........       582          325           366          541
   Current Assets--Supplies Inventory ........................    23,901        5,966         6,325       23,542

----------
(1) Reserves utilized, unless otherwise indicated.