Form 10-Q
period 2002-03-31
ARCH COAL INC
filed 2002-05-13
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the Quarterly Period Ended March 31, 2002

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

             One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
               (Address of principal executive offices)(Zip Code)

            Registrant's telephone number, including area code: (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At May 1, 2002, there were 52,376,484 shares of registrant's common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                              PAGE

       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001...............................................................................1

         Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 2002 and 2001...................................................................2

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001......................................................3

         Notes to Condensed Consolidated Financial Statements.................................................4

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ................................................8

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................24


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings..........................................................................25

       Item 4.    Submission of Matters to a Vote of Securities Holders......................................25

       Item 6.    Exhibits and Reports on Form 8-K...........................................................25



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              March 31,               December 31,
                                                                                2002                      2001
                                                                        ----------------------    ----------------------
                                                                             (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                           $              1,602      $              6,890
     Trade receivables                                                                139,104                   149,956
     Other receivables                                                                 32,139                    32,303
     Inventories                                                                       70,127                    60,133
     Prepaid royalties                                                                  3,035                     1,997
     Deferred income taxes                                                             23,840                    23,840
     Other                                                                             13,190                    14,337
                                                                        ----------------------    ----------------------

                  Total current assets                                                283,037                   289,456
                                                                        ----------------------    ----------------------

   Property, plant and equipment, net                                               1,430,170                 1,396,786
                                                                        ----------------------    ----------------------

   Other assets
     Prepaid royalties                                                                 51,116                    35,216
     Coal supply agreements                                                            76,309                    81,424
     Deferred income taxes                                                            197,209                   195,411
     Investment in Canyon Fuel                                                        156,608                   170,686
     Other                                                                             36,750                    34,580

                                                                        ----------------------    ----------------------
                                                                                      517,992                   517,317
                                                                        ----------------------    ----------------------
                  Total assets                                           $          2,231,199     $           2,203,559
                                                                        ======================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                    $            115,228     $              99,081
     Accrued expenses                                                                 147,133                   134,062
     Current portion of debt                                                            6,500                     6,500
                                                                        ----------------------    ----------------------

                  Total current liabilities                                           268,861                   239,643
   Long-term debt                                                                     792,354                   767,355
   Accrued postretirement benefits other than pension                                 325,618                   326,098
   Accrued reclamation and mine closure                                               126,074                   123,761
   Accrued workers' compensation                                                       79,061                    78,768
   Accrued pension cost                                                                 5,353                    22,539
   Obligations under capital leases                                                     7,691                     8,210
   Other noncurrent liabilities                                                        59,548                    66,443
                                                                        ----------------------    ----------------------

                  Total liabilities                                                 1,664,560                 1,632,817
                                                                        ----------------------    ----------------------
Stockholders' equity
   Common stock                                                                           527                       527
   Paid-in capital                                                                    835,585                   835,427
   Retained deficit                                                                  (249,700)                 (239,336)
   Treasury stock, at cost                                                             (5,047)                   (5,047)
   Accumulated other comprehensive loss                                               (14,726)                  (20,829)
                                                                        ----------------------    ----------------------

                  Total stockholders' equity                                          566,639                   570,742
                                                                        ----------------------    ----------------------

                  Total liabilities and stockholders' equity             $          2,231,199     $           2,203,559
                                                                        ======================    ======================

                             See notes to condensed consolidated financial statements.


                            ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                ----------------      ----------------
                                                                                     2002                  2001
                                                                                ----------------      ----------------
Revenues
   Coal sales                                                                   $       358,595       $       360,043
   Income from equity investment                                                          1,268                 6,059
   Other revenues                                                                         8,604                15,325
                                                                                ----------------      ----------------

                                                                                        368,467               381,427
                                                                                ----------------      ----------------

Costs and expenses
   Cost of coal sales                                                                   347,211               329,525
   Selling, general and administrative expenses                                           9,870                13,794
   Amortization of coal supply agreements                                                 5,114                 7,586
   Other expenses                                                                         7,592                 4,329
                                                                                ----------------      ----------------
                                                                                        369,787               355,234
                                                                                ----------------      ----------------

     Income (loss) from operations                                                       (1,320)               26,193

   Interest expense, net:
     Interest expense                                                                   (12,002)              (21,354)
     Interest income                                                                        268                   251
                                                                                ----------------      ----------------
                                                                                        (11,734)              (21,103)
                                                                                ----------------      ----------------

       Income (loss) before income taxes                                                (13,054)                5,090
   Income tax benefit                                                                    (5,700)               (1,000)
                                                                                ----------------      ----------------
       Net income (loss)                                                        $        (7,354)      $         6,090
                                                                                ================      ================

   Basic and diluted earnings (loss) per common share                           $         (0.14)      $          0.15
                                                                                ================      ================

   Weighted average shares outstanding                                                   52,356                40,411
                                                                                ================      ================

   Dividends declared per share                                                 $        0.0575       $        0.0575
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


                           ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                        --------------------------------------------
                                                                               2002                    2001
                                                                        --------------------    --------------------
Net income (loss)                                                       $          (7,354)      $          6,090
Adjustments to reconcile to cash provided by operating activities:
     Depreciation, depletion and amortization                                      42,741                 44,240
     Prepaid royalties expensed                                                     1,874                  1,607
     Net gain on disposition of assets                                               (187)                (3,435)
     Income from equity investment                                                 (1,268)                (6,059)
     Net distributions from (contributions to) equity investment                   15,346                 20,755
     Changes in:
       Receivables                                                                 11,016                  2,334
       Inventories                                                                 (9,994)                (3,358)
       Accounts payable and accrued expenses                                       11,218                 14,249
       Income taxes                                                                (5,700)                (5,767)
       Accrued postretirement benefits other than pension                            (480)                (3,826)
       Accrued reclamation and mine closure                                         2,313                 (2,795)
       Accrued workers' compensation benefits                                         293                  1,044
       Other                                                                        3,440                    413

                                                                        --------------------    --------------------

     Cash provided by operating activities                                         63,258                 65,492
                                                                        --------------------    --------------------

Investing activities
Additions to property, plant and equipment                                        (73,068)               (48,547)
Proceeds from dispositions of property, plant and equipment                         1,706                  3,631
Additions to prepaid royalties                                                    (18,812)               (18,804)
                                                                        --------------------    --------------------

     Cash used in investing activities                                            (90,174)               (63,720)
                                                                        --------------------    --------------------

Financing activities
Net proceeds from (payments on) revolver and lines of credit                       24,999                (51,725)
Payments on term loans                                                                  -                (47,000)
Reduction of obligations under capital leases                                        (519)                  (752)
Dividends paid                                                                     (3,010)                (2,495)
Proceeds from sale of common stock                                                    158                 96,521
                                                                        --------------------    --------------------

     Cash provided by (used in) financing activities                               21,628                 (5,451)
                                                                        --------------------    --------------------

Decrease in cash and cash equivalents                                              (5,288)                (3,679)
Cash and cash equivalents, beginning of period                                      6,890                  6,028
                                                                        --------------------    --------------------

Cash and cash equivalents, end of period                                $           1,602       $          2,349
                                                                        ====================    ====================

                                See notes to condensed consolidated financial statements.


                                               3

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

The Company's Wyoming, Colorado and Utah coal operations are included in a joint venture named Arch Western Resources, LLC ("Arch Western"). Arch Western is 99% owned by the Company and 1% owned by BP Amoco. The Company also acts as the managing member of Arch Western.

The membership interests in the Utah coal operations, Canyon Fuel Company, LLC ("Canyon Fuel"), are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. The Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment (see additional discussion in "Investment in Canyon Fuel" in Note C).

Note B - Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. The Company adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. In accordance with FAS 133, the Company recorded a cumulative effect of accounting change which is shown below. Following are the items included in accumulated other comprehensive income (loss) and the related tax effects including the adoption of FAS 133:




                                                                Minimum        Accumulated Other
                                                                Pension             Other
                                           Financial           Liability        Comprehensive
                                          Derivatives         Adjustments            Loss
                                         ---------------     --------------    ------------------
                                                            (in thousands)
       Adoption (January 1, 2001)
           Pre-tax amount                  $  (7,910)          $    -              $  (7,910)
           Tax benefit                         3,085                -                  3,085
                                         ---------------     --------------    ------------------
           Net amount                      $  (4,825)          $    -              $  (4,825)
                                         ===============     ==============    ==================


       Three months ended
       March 31, 2001
           Pre-tax amount                  $ (15,056)          $    -              $ (15,056)
           Tax benefit                         5,872                -                  5,872
                                         ---------------     --------------    ------------------
           Net amount                      $  (9,184)          $    -              $  (9,184)
                                         ===============     ==============    ==================

       March 31, 2001
            Pre-tax amount                 $ (22,966)          $    -              $ (22,966)
            Tax benefit                        8,957                -                  8,957
                                         ---------------     --------------    ------------------
            Net amount                     $ (14,009)          $    -              $ (14,009)
                                         ===============     ==============    ==================




                                                                Minimum           Accumulated
                                                                Pension             Other
                                           Financial           Liability         Comprehensive
                                          Derivatives          Adjustments           Loss
                                         ---------------     --------------    ------------------

       December 31, 2001
            Pre-tax amount                 $ (29,472)          $  (4,673)          $ (34,145)
            Tax benefit                       11,494               1,822              13,316
                                         ---------------     --------------    ------------------
            Net amount                     $ (17,978)          $  (2,851)          $ (20,829)
                                         ===============     ==============    ==================

       Three months ended
       March 31, 2002
            Pre-tax amount                 $  10,005           $       -           $  10,005
            Tax benefit                       (3,902)                  -              (3,902)
                                         ---------------     -------------    -------------------
            Net amount                     $   6,103           $       -           $   6,103
                                         ===============     ==============   ===================

       March 31, 2002
            Pre-tax amount                 $ (19,467)          $  (4,673)          $ (24,140)
            Tax benefit                        7,592               1,822               9,414
                                         ---------------     --------------   -------------------
            Net amount                     $ (11,875)          $  (2,851)          $ (14,726)
                                         ===============     ==============   ===================


                                        5

The following table presents comprehensive income:

                                                                           Three Months Ended
                                                                               March 31,
                                                                     -------------------------------
                                                                         2002              2001
                                                                     --------------    -------------
                                                                               (in thousands)
  Net income (loss)                                                  $     (7,354)     $    6,090
  Other comprehensive income (loss) net of income tax benefit               6,103         (14,009)
                                                                     --------------    -------------
  Total comprehensive loss                                           $     (1,251)     $   (7,919)
                                                                     ==============    =============


Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel, which is accounted for on the equity method:


                                                                           Three Months Ended
                                                                               March 31,
                                                                     -------------------------------
   Condensed Income Statement Information                                2002              2001
   --------------------------------------------------------------    --------------    -------------
                                                                             (in thousands)
   Revenues                                                          $    77,648       $   70,164
   Total costs and expenses                                               77,155           62,154
                                                                     --------------    -------------
   Net income                                                        $       493       $    8,010
                                                                     ==============    =============

   65% of Canyon Fuel net income                                     $       320       $    5,207
   Effect of purchase adjustments                                            948              852
                                                                     --------------    -------------
   Arch Coal's income from its equity
      investment in Canyon Fuel                                      $     1,268       $    6,059
                                                                     ==============    =============

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of purchase adjustments primarily related to its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Note D - Inventories

Inventories consists of the following:

                                                            March 31,          December 31,
                                                               2002                2001
                                                         -----------------    ----------------
                                                                    (in thousands)
                   Coal                                   $      37,700       $     28,165
                   Repair parts and supplies                     32,427             31,968
                                                         -----------------    ----------------
                                                          $      70,127       $     60,133
                                                         =================    ================



Note E - Debt

Debt consists of the following:

                                                            March 31,          December 31,
                                                               2002                2001
                                                         -----------------    ----------------
                                                                    (in thousands)

       Indebtedness to banks under lines of credit       $      9,000          $      13,500
       Indebtedness to banks under revolving credit
          agreement, expiring May  31, 2003                   111,400                 80,000
       Indebtedness   to  banks  under  variable  rate,
         non-amortizing term loan due May 31, 2003            675,000                675,000
       Other                                                    3,454                  5,355
                                                         -----------------    ----------------
                                                              798,854                773,855
       Less current portion                                     6,500                  6,500
                                                         -----------------    ----------------
       Long-term debt                                    $    792,354          $     767,355
                                                         =================    ================

At March 31, 2002, the Company had two credit facilities: a $675.0 million non-amortizing term loan in the name of Arch Western and a revolving credit facility in the name of the Company that expired on May 31, 2003. The rate of interest on the borrowings under the agreements was a rate based on LIBOR. On April 18, 2002, the Company and Arch Western completed a refinancing of their existing credit facilities. The new credit facilities include five- and six-year non-amortizing term loans totaling $675.0 million at Arch Western and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million while the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by its ownership interests in substantially all of its subsidiaries, but is not guaranteed by the Company.

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

Note G - Changes in Estimates and Other Non-Recurring Revenues and Expenses

During the first quarter of 2001, as a result of permit revisions at the Arch of Illinois operation, the Company reduced its reclamation liability resulting in a pre-tax gain of $3.5 million recognized as a reduction in cost of coal sales. The gain was more than offset by expense related to stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. The compensation related accrual resulted in a pre-tax charge of $6.3 million, $3.6 million of which was recorded in selling, general and administrative expenses while $2.7 million was recorded in cost of coal sales.

Note H - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share from continuing operations.




                                                                           Three Months Ended
                                                                               March 31,
                                                                  -------------------------------------
                                                                       2002                 2001
                                                                  ----------------     ----------------
                                                                  (in thousands, except per share data)

Numerator:
   Net income (loss)                                              $      (7,354)       $      6,090
                                                                  ================     ================
Denominator:
   Weighted average shares - denominator for basic                       52,356              40,411
   Dilutive effect of employee stock options                                  -                 169
                                                                  ----------------     ----------------
   Adjusted weighted average shares - denominator
      for diluted                                                        52,356              40,580
                                                                  ================     ================

Basic and diluted earnings (loss) per common share                $       (0.14)       $       0.15
                                                                  ================     ================

Note I - Subsequent Event

On April 19, 2002, the Company created a limited partnership, Natural Resource Partners L.P., with three affiliated private companies, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation. Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal producing regions in the United States: Appalachia, the Illinois Basin and the Western United States. The partnership has filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to a proposed underwritten initial public offering of common units representing limited partner interests in Natural Resource Partners. The Company is contributing approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its ownership interest in the partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report which are not statements of historical fact are forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements were made. Because these forward-looking statements are subject to various risks and uncertainties, actual results may differ materially from those projected in the statements. These expectations, assumptions and uncertainties include the Company's expectation of growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act and the relatively higher costs of competing fuels will increase demand for its compliance and low-sulfur coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company's working capital needs and meet its debt reduction goals; a variety of market, operational, geologic, permitting, labor and weather related factors and the other risks and uncertainties which are described below under "Contingencies" and "Certain Trends and Uncertainties."

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002, Compared
   to Quarter Ended March 31, 2001

Net Income (Loss). The net loss for the quarter ended March 31, 2002 was $7.4 million compared to net income of $6.1 million for the quarter ended March 31, 2001. Results for the current quarter were negatively impacted by the current state of oversupply in the coal market that resulted from an extremely mild winter and a period of economic weakness that dampened electricity demand. As a result, during the first quarter of 2002 the Company reduced the rate of production from planned levels at its mining operations by 7%. In addition, as described below, the Company continued to be negatively impacted by production difficulties at its Samples surface operation in West Virginia. Partially offsetting these negative items in the current quarter were higher contract prices for coal shipped during the quarter compared to the same period in the prior year and reduced interest expense associated with lower debt levels and lower interest rates. During 2001, the Company was able to enter into higher priced contracts for coal to be shipped during 2002. Results for the first quarter of 2001 were positively impacted by strong margins on limited tonnage that was open to market-based pricing and by strong performances at nearly all of the Company's mines except for the West Elk mine in Colorado. Also, during the first quarter of 2001, the Company reversed previously recorded reclamation liabilities at its Arch of Illinois subsidiary where, as a result of permit revisions associated with its reclamation activities that reduced the amount of reclamation work expected, the Company was able to recognize a $3.5 million pre-tax gain. These positive factors during the first quarter of 2001 were partially offset by accruals recorded during the same quarter related to stock-based compensation programs that may be realized in future periods as a result of improved stock price performance. The compensation related accruals resulted in a pre-tax reduction of earnings of $6.3 million.

Results at the Samples surface operations for the first quarter of 2002 were negatively impacted by a sandstone intrusion that caused the principal coal seam to thin, which resulted in lower production and higher associated costs compared to the same period in the prior year. The sandstone intrusion was first encountered during the second quarter of 2001. During the quarter ended March 31, 2002, the Samples surface operation incurred an operating loss of $4.5 million compared to operating income of $1.4 million during the same period of 2001.

Revenues. Total revenues for the quarter ended March 31, 2002 were $368.5 million, a decrease of $12.9 million from the quarter ended March 31, 2001. The decrease was caused primarily by reduced sales caused by the oversupply conditions that existed in the market as described above. The Company shipped
24.7 million tons during the quarter ended March 31, 2002 compared to 27.2 million tons during the quarter ended March 31, 2001. Average coal sales realizations on a per ton basis were $14.53 per ton for the quarter ended March 31, 2002 compared to $13.24 per ton for the quarter ended March 31, 2001. The increase in the per ton realization was the result of the Company shipping under more favorably priced contracts during the first quarter of 2002 as compared to the first quarter of 2001.

Income From Equity Investment. Income from equity investment decreased during the quarter ended March 31, 2002 to $1.3 million from $6.1 million during the quarter ended March 31, 2001. The decrease was the result of lower realizations due to an above market price contract expiring in the prior year and reduced coal shipments related to a weak market environment in the first quarter of 2002.

Other Revenues. The decrease in other revenues of $6.7 million in the first quarter of 2002 compared to the first quarter of 2001 was primarily attributable to additional land sales during the first quarter of 2001. These land sales resulted in a gain of $3.3 million in the first quarter of 2001 compared to $0.2 million during the first quarter of 2002. In addition, during the first quarter of 2001, the Company amortized a gain on a coal sales contract buy-down that resulted in $2.4 million of income. The gain was fully amortized prior to December 31, 2001.

Income (Loss) From Operations. The following table presents income (loss) from operations excluding the unusual items discussed above.

                                                                      Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                    2002                 2001
                                                              ----------------     ---------------
                                                                        (in millions)

Income (loss) from operations (as reported)                   $    (1.3)             $   26.2
    Gain amortization on contract buydown                             -                  (2.4)
    Samples surface operation losses                                4.5                     -
    Land sales                                                     (0.2)                 (3.3)
    Reclamation adjustment                                            -                  (3.5)
    Stock based compensation accrual adjustment                       -                   6.3
                                                              ----------------     ---------------
Adjusted income from operations                               $     3.0              $   23.3
                                                              ================     ===============


The decrease in adjusted income from operations is primarily attributable to the Company's curtailment of production during the first quarter of 2002 in response to the weak market environment described above. The decision to scale back production during the quarter came after the Company prepared most of the operations to maximize production in order to capitalize on the higher market prices for coal the Company had previously projected for 2002. In addition, the

Company experienced higher insurance costs and higher contract mining costs when compared to the same period in the prior year. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales. Cost of coal sales on a per ton basis was $14.07 per ton for the quarter ended March 31, 2002 compared to $12.12 per ton for the quarter ended March 31, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $3.9 million, to $9.9 million, during the first quarter of 2002 when compared to expenses of $13.8 million in the first quarter of 2001. The decrease is primarily attributable to the stock-based compensation accruals recorded during the first quarter of 2001 as discussed above.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements was reduced to $5.1 million for the quarter ended March 31, 2002, compared to $7.6 million in the same quarter of 2001. The decrease is a result of the expiration and buy-out of above-market contracts that were valued as assets on the Company's balance sheet and amortized in 2001.

Other Expenses. Other expenses increased to $7.6 million for the first quarter of 2002 from $4.3 million for the first quarter of 2001 primarily due to the cost of terminating certain contractual obligations for the purchase or sale of coal.

Interest Expense. Interest expense decreased by $9.4 million to $12.0 million for the first quarter of 2002 as a result of lower debt levels and lower interest rates during the recent quarter when compared to the first quarter of 2001. The net proceeds from two public stock offerings in the first half of 2001 were used to significantly reduce debt levels.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the first quarter of 2002 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of Arch Coal, its subsidiaries and its ownership percentage in its equity investments) was $49.1 million for the current quarter compared to $80.3 million for the first quarter of 2001. The decrease in adjusted EBITDA was primarily attributable to a $27.5 million decrease in income from operations resulting from the reduction in production levels and the Samples production issues, both of which are discussed above.

RECENT DEVELOPMENTS

Natural Resource Partners L.P. The Company announced on April 19, 2002 that it had created a limited partnership, Natural Resource Partners L.P., with three private companies - Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation (collectively, the "WPP Group"). Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. The partnership has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to a proposed underwritten initial public offering of common units representing limited partner interests in the partnership including 1,901,250 common units anticipated to be sold by the Company. The Company is contributing approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its ownership interest in the partnership.

Debt Refinancing. The Company and its Arch Western Resources subsidiary completed the refinancing of their existing credit facilities on April 18, 2002. The new credit facilities include five- and six-year term loans totaling $675.0 million at Arch Western Resources, and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million while the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by its ownership interests in substantially all of its subsidiaries, but is not guaranteed by the Company.

OUTLOOK

Production Levels. The Company reduced its rate of coal production at its eastern and western operations by approximately 7% during the first quarter of 2002 and cut its 2002 capital expenditure budget from its previous estimate of between $180 million and $200 million, to an expected $150 million. These actions were taken in response to the current unfavorable spot coal prices following an extremely mild winter and a period of economic weakness that dampened electricity demand. The Company plans to increase its rate of production when market prices rebound. Although the timing of any recovery in coal market prices remains uncertain, there have been indications that prices may return to more favorable levels during the last half of 2002. These indications include a pickup in economic activity and an increase in the price of natural gas, a competing fuel source for electric generation.

West Elk. The Company's West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in early 2001, which led to a reduction of planned shipments from the mine during 2001. West Elk's performance has steadily improved as the mine has implemented a series of methane control procedures. The Company is hopeful that the mine will operate at breakeven or profitable levels during the remainder of 2002. However, if the Company is unable to continue to adequately control methane levels at the mine, it may be forced to continue to operate the mine at lower levels of production than planned.

West Virginia Operations. On May 8, 2002, in Kentuckians for the Commonwealth v. Rivenburgh, the U.S. District Court for the Southern District of West Virginia enjoined the U.S. Army Corps of Engineers from issuing any new ss.404 Clean Water Act permits that authorize the placement of rock and soil into channels that comprise waters of the United States. This process is used primarily in surface mining operations where layers of dirt and rock are removed to expose the underlying coal seam, although underground mining operations also generate some of this material. The excess material is then placed into "valley fills."
The court reached its conclusion on the basis that the material constituted "waste" which may not be disposed of in valley fills under Corps issued permits. The Company anticipates that a stay of the decision will be sought, and that the Corps of Engineers and industry defendants will appeal the decision.

The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in prior litigation on the issue of valley fills. This ruling was later reversed on appeal; however, as of the date of the 2002 injunction described above, the Company had not yet completed the process necessary to obtain the ss.404 permits for the mine. Therefore, the Company will not be able to re-open its Dal-Tex surface mining operation unless the current injunction is stayed pending appeal, or the decision is reversed on appeal and it is able to obtain all necessary permits. If the current litigation is favorably resolved and the Company is able to obtain the necessary permits, it may determine to reopen the mine subject to then-existing market conditions. Unless reversed, the ruling may also affect the Company's ability to expand its current mining operations or open new mines in the future.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until 2006, subject to permit modifications.

During the second quarter of 2001, the Company's Samples surface mine in southern West Virginia encountered a larger-than-expected sandstone intrusion. The intrusion resulted in the thinning of the principal coal seam which reduced recoverable coal and drove up mining costs on a per-ton basis. In the first quarter of 2002, the Samples mine began development work on a new reserve area with more favorable geology. The Company expects the Samples mine to return to profitability during the second quarter of 2002, depending on market conditions.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. One hundred percent of the Company's current coal production and approximately 90% of its reserves are low in sulfur. Approximately 66% of the Company's coal reserves are compliance quality, which means that they meet Phase II standards of the Clean Air Act without application of expensive scrubbing technology. With Phase II now in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal.

Chief Objectives. The Company continues to focus on taking steps designed to improve earnings, strengthen cash generation, improve productivity and reduce costs at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2002 and 2001:


                                              2002                2001
                                       ----------------    ----------------
                                                 (in thousands)
      Cash provided by (used in):
          Operating activities         $     63,258         $    65,492
          Investing activities              (90,174)            (63,720)
          Financing activities               21,628              (5,451)

Cash provided by operating activities in the three months ended March 31, 2002 was comparable to the same period in 2001 in spite of production cutbacks and lower income primarily as a result of reduced working capital requirements in the first quarter of 2002.

Cash used in investing activities during the three months ended March 31, 2002 increased over the same period in 2001 due to higher capital expenditures during the first quarter of 2002 as the Company increased capital expenditures to maintain existing infrastructure and prepared to increase production for anticipated higher market prices. During the first quarters of 2001 and 2002, the Company made the third and fourth, respectively, of five annual payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The remaining payment is due in January 2003.

Cash provided by financing activities was $21.6 million in the first quarter of 2002 compared to cash used in financing activities of $5.5 million during the first quarter of 2001. The cash provided by financing activities during the first quarter of 2002 reflects borrowings on the Company's revolver and line of credit caused in part by higher capital expenditure during the first quarter of 2002, while cash used in financing activities during the first quarter of 2001 reflects the pay-down of $98.7 million of debt primarily from a February 2001 issuance of common stock which resulted in proceeds of $92.9 million.

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

Expenditures for property, plant and equipment were $73.1 million for the three months ended March 31, 2002, compared to $48.5 million for the three months ended March 31, 2001. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $150.0 million in total for 2002. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At March 31, 2002, the Company had $39.6 million in letters of credit outstanding which when combined with borrowings under the revolver, allowed for $396.0 million of available borrowings under the Company's revolving credit facility.

On April 18, 2002, the Company and Arch Western completed a refinancing of their existing credit facilities. The new credit facilities include five- and six-year non-amortizing term loans totaling $675.0 million at Arch Western and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million while the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by substantially all of its subsidiaries, but is not guaranteed by the Company.

Financial covenants contained in the Company's new credit facilities consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company's adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2002, there were $20.0 million of such agreements in effect, of which $9.0 million were outstanding. The Company can also issue an additional $469.5 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates. At March 31, 2002, debt included $795.4 million of floating-rate debt, for which the rate of interest is a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At March 31, 2002, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 6.89% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements as adjustments to interest expense, thereby adjusting the effective interest rate on the Company's debt. After taking into consideration interest-rate swap agreements, debt exposed to variable rates was $370.4 million. Gains and losses on terminations of interest-rate swap agreements are deferred on the Company's balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the original term of the terminated swap agreement as if it were still in place. The remaining terms of the swap agreements at March 31, 2002 ranged from 5 to 39 months. All instruments are entered into for other than trading purposes.

The Company is also exposed to commodity price risk related to its purchase of diesel fuel. The Company enters into heating oil swaps to substantially eliminate volatility in the price of diesel fuel purchased for its operations. The swap agreements essentially fix the price paid for diesel fuel by requiring the Company to pay a fixed heating oil price and receive a floating heating oil price. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices. Gains and losses on terminations of heating oil swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to diesel fuel cost over the original term of the terminated heating oil swap agreement as if it were still in place.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 2001 as filed on its Annual Report on Form 10-K with the Securities and Exchange Commission.

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at March 31, 2002, with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an $5.0 million increase in the fair value of the fixed portion of the debt at March 31, 2002. Based on the variable-rate debt included in the Company's debt portfolio as of March 31, 2002, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.7 million of interest expense incurred based on March 31, 2002 debt levels. Similarly, relative to the Company's diesel hedge position, at March 31, 2002, a $.05 per gallon decrease in the price of heating oil would result in a $1.2 million increase in the fair value of the financial position of the heating oil swap.

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

Kentuckians for the Commonwealth v. Rivenburgh. On May 8, 2002, the U.S. District Court for the Southern District of West Virginia enjoined the U.S. Army Corps of Engineers from issuing any new ss.404 Clean Water Act permits that authorize the placement of rock and soil into channels that comprise waters of the United States. This process is used in surface mining operations where layers of dirt and rock are removed to expose the underlying coal seam, although underground mining operations also generate some of this material. The excess material is then placed into "valley fills". The court reached its conclusion on the basis that the material constituted "waste" which may not be disposed of in valley fills under Corps issued permits. The Company anticipates that a stay of the decision will be sought, and that the Corps of Engineers and industry defendants will appeal the decision. The Company is not a party to this litigation, however the restrictions imposed by it, unless overturned, will affect all coal mining in the state, including the Company's operations, that require the issuance of ss.404 permits. Because it is not financially viable for coal producers to operate some mining properties without valley fills, if the court's decision is not reversed on appeal, future mining operations in the region may be severely restricted.

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

The plaintiffs sought an injunction to prohibit the West Virginia DEP from issuing any new permits which fail to comply with all of the elements identified in their complaint. The complaint identified, and sought to enjoin, three pending permits sought by the Company in connection with its Mingo Logan operations in order to continue existing surface mining operations at the Phoenix reserve. On January 15, 2001, the West Virginia DEP notified the plaintiffs that the Company had completed all steps necessary to obtain the permits. On March 8, 2001, the Court denied the plaintiffs' motion for a preliminary injunction seeking to enjoin the DEP's decision to issue the permits. The Company subsequently received some of the permits necessary to continue operating the surface mine. If the plaintiffs ultimately prevail in this litigation, the Company's ability to mine surface coal at Mingo Logan could be adversely affected, and depending upon the length of the suspension, the effect could be material. This matter does not affect Mingo Logan's existing permits related to its underground operations.

Citizens Coal Council v. Norton. On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests and within a certain proximity of occupied dwellings. The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiffs' claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration.

The Company is not a party to this litigation. Its significance for the coal mining industry remains unclear because this ruling is subject to appellate review, and the Department of Interior and the National Mining Association, a trade group that intervened in this action, have announced their intention to seek a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit. If the stay is not granted, if the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse affect on all coal mine operations that utilize underground mining techniques, including those of the Company. While it may still be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process is likely to increase significantly.

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of March 31, 2002, the Company had outstanding consolidated indebtedness of $798.9 million, representing approximately 58.5% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt-service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

The Company's relative amount of debt and the terms of its credit agreements could have material consequences to its business, including, but not limited to:
(i) making it more difficult to satisfy debt covenants and debt service, lease payment and other obligations; (ii) making it more difficult to pay quarterly dividends as the Company has in the past; (iii) increasing the Company's vulnerability to general adverse economic and industry conditions; (iv) limiting the Company's ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general corporate requirements; (v) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures or other general corporate purposes; (vi) limiting the Company's flexibility in planning for, or reacting to, changes in the Company's business and the industry in which the Company competes; or (vii) placing the Company at a competitive disadvantage when compared to competitors with less relative amounts of debt.

After taking into consideration the Company's interest-rate swaps which convert the Company's variable rate debt to fixed, approximately 46% of the Company's indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

Terms of the Company's credit facilities and leases contain financial and other covenants that create limitations on the Company's ability to, among other things, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default under these agreements which, if not cured or waived, would enable the Company's lenders to declare amounts borrowed due and payable, or otherwise result in unanticipated costs.

Losses.

The Company reported a net loss of $7.4 million for the quarter ended March 31, 2002. The losses in the first quarter of 2002 were primarily due to continued increased costs and decreased production at the Company's Samples surface operations as described above and decreased production at the Company's other mines due to adverse market conditions during the quarter.

Because the coal mining industry is subject to significant regulatory oversight and due to the possibility of continued adverse pricing trends or other industry trends beyond the Company's control, the Company may suffer losses in the future if legal and regulatory rulings, mine idlings and closures, adverse pricing trends or other factors affect the Company's ability to mine and sell coal profitably.

Environmental and Regulatory Factors.

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

    o the discharge of materials into the environment;
    o employee health and safety;
    o mine permits and other licensing requirements;
    o reclamation and restoration of mining properties after mining is completed;
    o management of materials generated by mining operations;
    o surface subsidence from underground mining;
    o water pollution;
    o legislatively mandated benefits for current and retired coal miners;
    o air quality standards;
    o protection of wetlands;
    o endangered plant and wildlife protection;
    o limitations on land use;
    o storage of petroleum products andsubstances that are regarded as hazardous under applicable laws; and
    o management of electrical equipment containing polychlorinated biphenyls, or PCBs.

In addition, the electric generating industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for the Company's coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on the Company's mining operations or its customers' ability to use coal and may require the Company or its customers to change operations significantly or incur substantial costs.

While it is not possible to quantify the expenditures incurred by the Company to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. The Company posts performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of the Company's coal. These regulations can take a variety of forms, as explained below.

The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. Significant additional emissions control expenditures will be needed in order to meet the current national ambient air standard for ozone. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead.

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA's position, although it remanded the EPA's ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed EPA's adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and the development of new mines by the Company. This in turn may result in decreased production by the Company and a corresponding decrease in the Company's revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

Furthermore, in October 1998, the EPA finalized a rule that will require 19 states in the Eastern United States that have ambient air quality problems to make substantial reductions in nitrogen oxide emissions by the year 2004. To achieve these reductions, many power plants would be required to install additional control measures. The installation of these measures would make it more costly to operate coal-fired power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel.

Along with these regulations addressing ambient air quality, EPA has initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants, EPA's regional haze program could affect the future market for coal.

Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned electric utility for alleged violations of the Clean Air Act. The EPA claims that these utilities have failed to obtain permits required under the Clean Air Act for alleged major modifications to their power plants. The Company supplies coal to some of the currently affected utilities, and it is possible that other of the Company's customers will be sued. These lawsuits could require the utilities to pay penalties and install pollution control equipment or undertake other emission reduction measures, which could adversely impact their demand for coal.

Other Clean Air Act programs are also applicable to power plants that use the Company's coal. For example, the acid rain control provisions of Title IV of the Clean Air Act require a reduction of sulfur dioxide emissions from power plants. Because sulfur is a natural component of coal, required sulfur dioxide reductions can affect coal mining operations. Title IV imposes a two phase approach to the implementation of required sulfur dioxide emissions reductions. Phase I, which became effective in 1995, regulated the sulfur dioxide emissions levels from 261 generating units at 110 power plants and targeted the highest sulfur dioxide emitters. Phase II, implemented January 1, 2000, made the regulations more stringent and extended them to additional power plants, including all power plants of greater than 25 megawatt capacity. Affected electric utilities can comply with these requirements by:

    o burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;
    o installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;
    o reducing electricity generating levels; or
    o purchasing or trading emission credits.

Specific emissions sources receive these credits that electric utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. Each credit allows its holder to emit one ton of sulfur dioxide.

In addition to emissions control requirements designed to control acid rain and to attain the national ambient air quality standards, the Clean Air Act also imposes standards on sources of hazardous air pollutants. Although these standards have not yet been extended to coal mining operations, the EPA recently announced that it will regulate hazardous air pollutants from coal-fired power plants. Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009. These controls are likely to require significant new improvements in controls by power plant owners. The most prominently targeted pollutant is mercury, although other by-products of coal combustion may be covered by future hazardous air pollutant standards for coal combustion sources.

Other proposed initiatives may have an effect upon coal operations. One such proposal is the Bush Administration's recently announced Clear Skies Initiative. As proposed, this initiative is designed to reduce emissions of sulfur dioxide, nitrogen oxides, and mercury from power plants. Other so-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of a number of air pollutants. Were such initiatives enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease. Because the regulatory requirements imposed by mine worker health and safety laws are comprehensive and ongoing in nature, non-compliance cannot be eliminated completely.

Surface Mining Control And Reclamation Act. SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, the Company is contractually obligated under the terms of their leases to comply with all laws, including SMCRA and equivalent state and local laws. These obligations include reclaiming and restoring the mined areas by grading, shaping, preparing the soil for seeding and by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

SMCRA also requires the Company to submit a bond or otherwise financially secure the performance of its reclamation obligations. The earliest a reclamation bond can be completely released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for repairing the property or compensating the property owners for damage occurring on the surface of the property as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Act, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton of coal produced from surface mines and $0.15 per ton of coal produced from underground mines.

The Company also leases some of its coal reserves to third party operators. Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent mine lessees and other third parties could potentially be imputed to other companies that are deemed, according to the regulations, to have "owned" or "controlled" the mine operator. Sanctions against the "owner" or "controller" are quite severe and can include civil penalties, reclamation fees and reclamation costs. The Company is not aware of any currently pending or asserted claims against it asserting that it "owns" or "controls" any of its lessees' operations.

On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests and within a certain proximity of occupied dwellings. The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff's claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration.

The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review, and the Department of Interior and the National Mining Association, a trade group that intervened in this action, have announced their intention to seek a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit. If the stay is not granted, the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those of the Company. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions and the Bush Administration has withdrawn support for this treaty. Nonetheless, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations or pursuant to statutory or regulatory changes under the Clean Air Act. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel. These restrictions or uncertainties could have a material adverse effect on the Company's business.

Clean Water Act. The Clean Water Act affects coal mining operations by imposing restrictions on effluent discharge into navigable waters, a term which courts have defined to include wetlands. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. The Company is also subject to ss. 404 of the Clean Water Act, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. The Company is contractually obligated to obtain all necessary wetlands permits required under ss. 404, which permits are issued by the U.S. Army Corps of Engineers. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably.

The U.S. Army Corps of Engineers' authority to issue Clean Water Act Section 404 permits for the discharge of mining wastes into valley fills was, however, challenged in an August 2001 lawsuit filed by a citizens group, Kentuckians For The Commonwealth, Inc., in the United States District Court for the Southern District of West Virginia. On May 8, 2002, the court enjoined the Army Corps of Engineers from issuing any new ss.404 permits that authorize the placement of rock and soil into channels that comprise waters of the United States. The court reached this conclusion on the basis that the material constituted "waste" which may not be disposed of under Corps issued permits. A stay of the decision is currently being sought, and an appeal by the Corps of Engineers and industry defendants is expected. If the plaintiff in this litigation is eventually successful, the costs, time and difficulty associated with obtaining Clean Water Act permits for surface mining operations could increase and could in fact become infeasible. Additionally, conditions made part of individual Section 404 and 402 permits could require more extensive and costly reclamation.

West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA's approval of West Virginia's antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. The plaintiffs in this lawsuit, Ohio Valley Environmental Coalition v. Whitman, challenge provisions in West Virginia's antidegradation implementation policy that exempt current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation-review process. The Company is exempt from antidegradation review under these provisions. Revoking this exemption and subjecting the Company to the antidegradation review process could delay the issuance or reissuance of Clean Water Act permits to the Company or cause these permits to be denied. If the plaintiffs are successful and if the Company discharges into waters that have been designated as high-quality by the state, the costs, time and difficulty associated with obtaining and complying with Clean Water Act permits for surface mining of its operations could increase.

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines that the Company currently owns or has previously owned or operated, and sites to which the Company sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, the Company may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where it owns surface rights.

Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. In connection with obtaining these permits and approvals, the Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including the Company, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically the Company submits the necessary permit applications between 12 and 18 months before it plans to begin mining a new area. In the Company's experience, permits generally are approved several months after a completed application is submitted. In the past, the Company has generally obtained its mining permits without significant delay. However, the Company cannot be sure that it will not experience difficulty in obtaining mining permits in the future.

Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of mine operators, including the Company, may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may also require substantial increases in equipment expenditures and operating costs, as well as delays, interruptions or the termination of operations. The Company cannot predict the possible effect of such regulatory changes.

Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

As indicated by the legal action involving valley fills that is discussed in "Contingencies - Legal Contingencies - Kentuckians for the Commonwealth v. Rivenburgh" above, the regulatory environment in West Virginia is uncertain with respect to coal mining. No assurance can be made that the plaintiffs will not ultimately prevail in this litigation. In such event, there could be a material adverse effect on the Company's financial condition or results of operations.

West  Virginia   Cumulative   Hydrologic   Impact   Analysis   Litigation.   Two
environmental groups sued the West Virginia Department of Environmental Protection in January 2000 in federal court, alleging various violations of the Clean Water Act and SMCRA. The lawsuit was amended in September 2001 to name Gale Norton, Secretary of the Interior, as a defendant. The U.S. Office of Surface Mining is a division within the Department of Interior. The lawsuit, Ohio River Valley Environmental Coalition, Inc. v. Castle, specifically alleges that the West Virginia Department of Environmental Protection has violated its non-discretionary duty to require all surface and underground mining permit applications to include certain stream flow and water quality data and an analysis of the probable hydrologic consequences of the proposed mine, and that the West Virginia Department of Environmental Protection failed to conduct SMCRA-required cumulative hydrologic impacts analysis prior to issuing mining permits. The lawsuit also alleges that the Office of Surface Mining has a non-discretionary duty to apply the federal SMCRA law in West Virginia due to the deficiencies in the state program. In March 2001, the district court denied the plaintiff's motion for a preliminary injunction on its claims against the West Virginia Department of Environmental Protection. In September 2001, the district court denied a motion to dismiss for lack of jurisdiction under Bragg filed by defendant Michael Callaghan, Secretary of the West Virginia Department of Environmental Protection. Callaghan filed an interlocutory appeal of this decision in October 2001. The Fourth Circuit Court of Appeals is awaiting briefing under an extended schedule in this case. If the plaintiffs are eventually successful in this lawsuit, the West Virginia Department of Environmental Protection will have to modify its procedures and requirements for the content and review of mining permit applications, or the federal government will be ordered to assume control over mining permits in West Virginia. Any of these changes are likely to increase the cost of preparing applications and the time required for their review, and may entail additional operating expenditures and, possibly, restrictions on operating.

West Virginia SMCRA Bond Lawsuit. In November 2000, the West Virginia Highlands Conservancy filed a lawsuit in federal district court against the U.S. Department of Interior, the U.S. Office of Surface Mining and the West Virginia Department of Environmental Protection. The lawsuit, West Virginia Highlands Conservancy v. Norton, which seeks declaratory and injunctive relief, generally challenges the adequacy of the two-tier West Virginia alternative bond reclamation program. The first tier requires mine operators to post a bond of up to $5,000 per acre mined. The second tier creates a special reclamation fund which is funded by an assessment on mine operators of three cents per ton of coal. The West Virginia Highlands Conservancy claims that, individually and collectively, the alternative bond reclamation program has inadequate funds to cover the state's cost of conducting mining site reclamation for those sites where the mine operator has defaulted, or might default, on its reclamation obligations. Based upon the alleged inadequacy of the alternative bonding program, the lawsuit claims that the Department of the Interior and the Office of Surface Mining violated their obligations under SMCRA by either (1) not asserting federal control over the West Virginia SMCRA bonding program or (2) not revoking federal approval of the West Virginia SMCRA program and assuming control under SMCRA. The lawsuit also alleges that the West Virginia Department of Environmental Protection (1) failed to ensure that the state bonding program met certain minimum requirements and (2) improperly issued SMCRA permits without requiring mine operators to post sufficient reclamation bonds.

In May 2001, the district court dismissed all claims against the West Virginia Department of Environment Protection based upon the principle of sovereign immunity. The Office of Surface Mining, in June 2001, initiated formal administrative action against the West Virginia Department of Environmental Protection regarding the alleged deficiencies in the state bonding program.

The remaining claims in this lawsuit against the federal defendants were the subject of an August 2001 order by the district court. The court denied the federal defendants' motion to dismiss the suit and granted partial summary judgment for the plaintiffs. The court allowed the Office of Surface Mining to continue its administrative action. That action required the West Virginia Department of Environmental Protection to submit proposed new regulatory initiatives to the state legislature's rulemaking committee and, within 45 days of the close of the 2002 legislative session, the state was required to provide final, enacted legislation, signed by the Governor of West Virginia, that addressed all problems with the current state bonding system. The West Virginia Legislature passed, and the Governor of West Virginia signed, an amended alternative bond program, called the 7-Up Plan, and the U.S. Office of Surface Mining approved those amendments.

The plaintiffs filed a motion in January 2002 asking the court to compel the Office of Surface Mining to perform its non-discretionary duties and find that the new alternative bonding program promulgated by West Virginia still fails to meet the requirements of the federal SMCRA. In March 2002, the court denied the plaintiffs' motion, based in part upon representations by the Office of Surface Mining that it would make a final determination regarding the adequacy of the 7-Up Plan by no later than May 28, 2002. In any event, the ultimate modification to the bonding program will likely result in an increase in the amount of reclamation bonds that coal mine operators in West Virginia, including the Company, must post and could result in other taxes or fees related to the operation of coal mines in the state. This would increase the cost of operating the mines. Any changes to the state reclamation bonding program could also complicate, protract the process of and increase the cost of applying for and obtaining necessary permits.

Endangered Species. The federal Endangered Species Act and counterpart state legislation protects species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or silvicultural activities in areas containing the affected species. A number of species indigenous to the Company's properties are protected under the Endangered Species Act. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, the Company does not believe there are any species protected under the Endangered Species Act that would materially and adversely affect its ability to mine coal from its properties in accordance with current mining plans.

Other Environmental Laws Affecting the Company. The Company is required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act. The Company believes that it is in substantial compliance with all applicable environmental laws.

Competition-Excess Industry Capacity.

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which the Company operates, and a number of the Company's competitors have greater financial resources. The Company competes with several major coal producers in the central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which results in reduced coal prices.

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

Reliance On And Terms Of Long-Term Coal Supply Contracts.

During 2001, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 77% of the Company's total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. As a consequence of the substantial volume of its sales which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company's ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company's exposure to market-based pricing may be increased should customers elect to purchase fewer tons. The increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company.

Reserve Degradation And Depletion.

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006. The Mountaineer Mine generated $12.0 million and $11.8 million of the Company's total operating income in the first quarters of 2002 and 2001, respectively.

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

Certain Contractual Arrangements.

The Company's affiliate, Arch Western Resources, LLC, is the owner of Company reserves and mining facilities in the western United States. The agreement under which Arch Western was formed provides that a subsidiary of the Company, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, consent of BP Amoco, the other member of Arch Western, would generally be required in the event that Arch Western proposes to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time Arch Western has a debt rating less favorable than specified ratings with Moody's Investors Service or Standard & Poor's or fails to meet specified indebtedness and interest ratios.

In connection with the Company's June 1, 1998 acquisition of Atlantic Richfield Company's ("ARCO") coal operations, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company's profitability for the period in which it arises.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 25, 2002, at the Company's headquarters at One CityPlace Drive, Suite 300, St. Louis, Missouri, at 10:00 a.m., central time

(b) At such Annual Meeting, the holders of the Company's common stock elected the following nominees for director:

Nominee                 Total Votes For         Total Votes Withheld
James R. Boyd              41,998,937                1,595,502
Douglas H. Hunt            42,027,937                1,566,502
A. Michael Perry           42,007,048                1,587,391

At such Annual Meeting, the Company's stockholders, by a vote of 21,886,589 for, 15,157,678 against and 99,253 abstained, also approved an amendment to increase the number of shares under the Arch Coal, Inc. 1997 Stock Incentive Plan.

At such Annual Meeting, the Company's stockholders, by a vote of 38,587,248 for, 4,903,997 against and 103,191 abstained, also approved the Arch Coal, Inc. 1997 Stock Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

At such Annual Meeting, the Company's stockholders, by a vote of 42,527,493 for, 1,029,013 against and 37,931 abstained, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000)

4.1 Stockholders Agreement, dated as of April 4, 1997, among Carboex International, Ltd., Ashland Inc. and Arch Coal, Inc. (formerly Arch
     Mineral Corporation) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.2 Assignment of Rights, Obligations and Liabilities under the Stockholders Agreement between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.3 Registration Rights Agreement, dated as of April 4, 1997, among Arch Coal, Inc. (formerly Arch Mineral Corporation), Ashland Inc., Carboex International, Ltd. and the entities listed on Schedules I and II thereto
     (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997, except for amended Schedule I thereto, incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

4.4 Assignment of Registration Rights between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.5 Agreement Relating to Nonvoting Observer, executed as of April 4, 1997, among Carboex International, Ltd., Ashland Inc., Ashland Coal, Inc. and Arch Coal, Inc. (formerly Arch Mineral Corporation) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Registration No. 333-28149) filed on May 30, 1997)

4.6 Assignment of Right to Maintain a Non-Voting Observer at Meetings of the Board of Directors of Arch Coal, Inc. between Carboex International, Limited and Carboex, S.A. effective as of October 15, 1998 (incorporated herein by referenced to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

4.7 Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among the Company, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and Citibank, N.A., Credit Lyonnais New York Branch, and U.S. Bank National Association, as documentation agents (attached to this Quarterly Report on Form 10-Q as Exhibit 4.7)

4.8 Amended and Restated Credit Agreement, dated as of April 18, 2002, by and among the Arch Western Resources, LLC, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and Citibank, N.A., Credit Lyonnais New York Branch, and U.S. Bank National Association, as documentation agents (attached to this Quarterly Report on Form 10-Q as Exhibit 4.8)

4.9 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

10.1 Arch Coal, Inc. 1997 Stock Incentive Plan (as Amended and Restated on February 28, 2002) (attached to this Quarterly Report on Form 10-Q as
     Exhibit 10.1)


(b) Reports on Form 8-K: A report on Form 8-K dated March 18, 2002 announcing that the Company had reduced production and that its earnings would subsequently fall short of expectations was filed by the Company in the quarter ended March 31, 2002.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ARCH COAL, INC.
                                              (Registrant)


Date: May 13, 2002                         /s/ John W. Lorson
                                               John W. Lorson
                                                Controller
                                                (Chief Accounting Officer)

                                 Arch Coal, Inc.
                   Form 10-Q for Quarter Ended March 31, 2002

                                INDEX TO EXHIBITS



1. Arch Coal, Inc. Amended and Restated Credit Agreement dated as of April 18, 2002
2. Arch Western Resources, LLC Amended and Restated Credit Agreement dated as of April 18, 2002
3.   Arch Coal, Inc. Amended and Restated 1997 Stock Incentive Plan