Form 10-Q
period 2002-06-30
ARCH COAL INC
filed 2002-08-08
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At August 1, 2002, there were 52,379,802 shares of registrant's common stock outstanding.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001..............................................1

         Condensed Consolidated Statements of Operations for the Three
              Months Ended June 30, 2002 and 2001 and the Six Months
              Ended June 30, 2002 and 2001...................................2

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2002 and 2001........................3

         Notes to Condensed Consolidated Financial Statements................4

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...............8

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..28


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings.........................................28

       Item 4.    Submission of Matters to a Vote of Securities Holders.....28

       Item 6.    Exhibits and Reports on Form 8-K..........................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             June 30,               December 31,
                                                                               2002                     2001
                                                                        --------------------    ----------------------
                                                                            (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                               $   1,343               $     6,890
     Trade accounts receivable                                                 145,970                   149,956
     Other receivables                                                          32,318                    32,303
     Inventories                                                                76,084                    60,133
     Prepaid royalties                                                           2,460                     1,997
     Deferred income taxes                                                      23,840                    23,840
     Other                                                                      11,118                    14,337
                                                                        --------------------    ----------------------
         Total current assets                                                  293,133                   289,456
                                                                        --------------------    ----------------------

   Property, plant and equipment, net                                        1,406,681                 1,396,786
                                                                        --------------------    ----------------------

   Other assets
     Prepaid royalties                                                          51,116                    35,216
     Coal supply agreements                                                     70,936                    81,424
     Deferred income taxes                                                     202,178                   195,411
     Investment in Canyon Fuel                                                 153,978                   170,686
     Other                                                                      45,021                    34,580
                                                                        --------------------    ----------------------
         Total other assets                                                    523,229                   517,317
                                                                        --------------------    ----------------------
         Total assets                                                       $2,223,043              $  2,203,559
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                       $  124,036              $     99,081
     Accrued expenses                                                          141,004                   134,062
     Current portion of debt                                                     6,497                     6,500
                                                                        --------------------    ----------------------
         Total current liabilities                                             271,537                   239,643
   Long-term debt                                                              790,641                   767,355
   Accrued postretirement benefits other than pension                          323,571                   326,098
   Accrued reclamation and mine closure                                        127,557                   123,761
   Accrued workers' compensation                                                82,631                    78,768
   Accrued pension cost                                                            839                    22,539
   Obligations under capital leases                                                519                     8,210
   Other noncurrent liabilities                                                 61,517                    66,443
                                                                        --------------------    ----------------------
         Total liabilities                                                   1,658,812                 1,632,817
                                                                        --------------------    ----------------------
Stockholders' equity
   Common stock                                                                    527                       527
   Paid-in-capital                                                             835,716                   835,427
   Retained deficit                                                           (250,631)                 (239,336)
   Treasury stock, at cost                                                      (5,047)                   (5,047)
   Accumulated other comprehensive loss                                        (16,334)                  (20,829)
                                                                        --------------------    ----------------------
         Total stockholders' equity                                            564,231                   570,742
                                                                        --------------------    ----------------------
         Total liabilities and stockholders' equity                         $2,223,043              $  2,203,559
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


                            ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended                        Six Months Ended
                                                                    June 30,                                 June 30,
                                                       ----------------      -------------       --------------      --------------
                                                            2002                 2001                2002                2001
                                                       ----------------     --------------      --------------       ---------------
Revenues
   Coal sales                                             $358,990            $ 350,214             $717,585            $710,257
   Income (loss) from equity investment                       (198)               4,247                1,070              10,306
   Other revenues                                           15,684               14,119               24,287              29,444
                                                       ----------------      -------------       --------------      --------------
                                                           374,476              368,580              742,942             750,007
                                                       ----------------      -------------       --------------      --------------
Costs and expenses
   Cost of coal sales                                      340,928              332,577              688,139             662,102
   Selling, general and administrative expenses             10,071               12,043               19,940              25,837
   Amortization of coal supply agreements                    5,374                7,575               10,488              15,161
   Other expenses                                            5,781                4,196               13,373               8,525
                                                       ----------------      -------------       --------------      --------------
                                                           362,154              356,391              731,940             711,625
                                                       ----------------      -------------       --------------      --------------
     Income from operations                                 12,322               12,189               11,002              38,382

   Interest expense, net:
     Interest expense                                      (14,356)             (14,726)             (26,358)            (36,080)
     Interest income                                           314                3,386                  582               3,637
                                                       ----------------      -------------       --------------      --------------
                                                           (14,042)             (11,340)             (25,776)            (32,443)
                                                       ----------------      -------------       --------------      --------------

     Income (loss) before income taxes                      (1,720)                 849              (14,774)              5,939
   Income tax benefit                                       (3,800)                  -                (9,500)             (1,000)
                                                       ----------------      -------------       --------------      --------------
     Net income (loss)                                    $  2,080            $     849             $ (5,274)           $  6,939
                                                       ================      =============       ==============      ==============
   Earnings (loss) per common share
     Basic                                                $   0.04            $    0.02             $  (0.10)           $   0.16
     Diluted                                              $   0.04            $    0.02             $  (0.10)           $   0.15
                                                       ================      =============       ==============      ==============

   Dividends declared per share                           $ 0.0575              $0.0575             $ 0.1150            $ 0.1150
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





                          ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                        --------------------------------------------
                                                                                2002                    2001
                                                                        --------------------    --------------------
Operating Activities
Net income (loss)                                                       $       (5,274)         $        6,939
Adjustments to reconcile to cash provided by operating activities:
     Depreciation, depletion and amortization                                   86,589                  89,109
     Prepaid royalties expensed                                                  3,674                   3,304
     Net gain on disposition of assets                                            (607)                 (3,862)
     Income from equity investment                                              (1,070)                (10,306)
     Net distributions from equity investment                                   17,778                  27,245
     Changes in:
       Receivables                                                               3,971                     962
       Inventories                                                             (15,951)                 (3,701)
       Accounts payable and accrued expenses                                    13,898                  (4,081)
       Income taxes                                                             (9,640)                 (7,639)
       Accrued postretirement benefits other than pension                       (2,527)                 (9,174)
       Accrued reclamation and mine closure                                      3,796                  (2,325)
       Accrued workers' compensation benefits                                    3,863                   1,619
       Other                                                                    (1,029)                 (3,146)
                                                                        --------------------    --------------------
     Cash provided by operating activities                                      97,471                  84,944
                                                                        --------------------    --------------------

Investing activities
Additions to property, plant and equipment                                     (96,089)                (64,635)
Proceeds from dispositions of property, plant and equipment                      2,162                   4,595
Additions to prepaid royalties                                                 (20,037)                (20,114)
                                                                        --------------------    --------------------

     Cash used in investing activities                                        (113,964)                (80,154)
                                                                        --------------------    --------------------

Financing activities
Net proceeds from (payments on) revolver and lines of credit                    23,283                (247,841)
Payments on term loans                                                               -                (135,000)
Debt financing costs                                                            (8,127)                      -
Proceeds from sale and leaseback of equipment                                    9,213                       -
Reduction of obligations under capital leases                                   (7,691)                 (1,274)
Dividends paid                                                                  (6,021)                 (5,524)
Proceeds from sale of common stock                                                 289                 380,985
                                                                        --------------------    --------------------

     Cash provided by (used in) financing activities                            10,946                  (8,654)
                                                                        --------------------    --------------------

Decrease in cash and cash equivalents                                           (5,547)                 (3,864)
Cash and cash equivalents, beginning of period                                   6,890                   6,028
                                                                        --------------------    --------------------

Cash and cash equivalents, end of period                                $        1,343          $        2,164
                                                                        ====================    ====================

                                       See notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2002 is not necessarily indicative of results to be expected for the year ending December 31, 2002. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

Note B - Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                    ------------- -- -------------    ------------ -- ----------------
                                                        2002             2001            2002              2001
                                                    -------------    -------------    ------------    ----------------
                                                                             (in thousands)
   Net income (loss)                                    $ 2,080           $  849      $   (5,274)       $      6,939
   Other   comprehensive   income  (loss)  net  of
    income tax benefit                                   (1,608)           1,282           4,495              (7,902)
                                                    -------------    ------------    ---------------  ---------------
   Total comprehensive income (loss)                    $   472           $2,131      $     (779)       $       (963)
                                                    =============    =============    ============    ================

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel, which is accounted for on the equity method:


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     ---------------------------      ---------------------------
Condensed Income Statement Information                  2002            2001             2002           2001
                                                     -------------    ----------      -----------    ------------
                                                                           (in thousands)
Revenues                                              $ 59,652         $ 71,357        $ 137,300      $ 141,521
Total costs and expenses                                62,445           64,678          139,599        126,832
                                                    -------------    ------------     ------------   ------------
Net income (loss)                                     $ (2,793)        $  6,679        $  (2,299)     $  14,689
                                                    =============    ============     ===========    ============

65% of Canyon Fuel net income (loss)                  $ (1,815)        $  4,341        $  (1,494)     $   9,548
Effect of purchase adjustments                           1,617              (94)           2,564            758
                                                    -------------    ------------     -----------    ------------
Company's income (loss) from its equity
   investment in Canyon Fuel                          $   (198)        $  4,247        $   1,070      $  10,306
                                                    =============    ============     ===========    ============

The Company's income (loss) from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income (loss)after adjusting for the effect of purchase adjustments primarily related to its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Note D - Inventories

Inventories consist of the following:

                                                             June 30,          December 31,
                                                               2002                2001
                                                         -----------------    ----------------
                                                                    (in thousands)
                   Coal                                   $       45,373        $ 28,165
                   Repair parts and supplies                      30,711          31,968
                                                         -----------------    ----------------
                                                          $       76,084        $ 60,133
                                                         =================    ================

Note E - Debt

Debt consists of the following:

                                                             June 30,          December 31,
                                                               2002                2001
                                                          ----------------    ----------------
                                                                    (in thousands)
       Indebtedness to banks under lines of credit        $         5,600      $       13,500
       Indebtedness to banks under revolving credit
          agreement, expiring April 18, 2007                      115,000              80,000
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due April 18, 2007              150,000                   -
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due April 18, 2008              525,000                   -
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due May 31, 2003                      -             675,000
       Other                                                        1,538               5,355
                                                          ----------------    ----------------
                                                                  797,138             773,855
       Less current portion                                         6,497               6,500
                                                          ----------------    ----------------
       Long-term debt                                     $       790,641      $      767,355
                                                          ================    ================

On April 18, 2002, the Company and Arch Western completed a refinancing of their existing credit facilities. The new credit facilities include five- and six-year non-amortizing term loans totaling $675.0 million at Arch Western and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million and the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is a floating rate based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by its ownership interests in substantially all of its subsidiaries, but is not guaranteed by the Company.

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

Note G - Changes in Estimates and Other Non-Recurring Revenues and Expenses

During the three and six months ended June 30, 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain of $5.6 million which was recognized in other revenues in the Condensed Consolidated Statements of Operations.

The Company recognized a pre-tax gain of $4.6 million during the quarter as a result of a workers' compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers' compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers' Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers' Compensation refunded $4.6 million in premiums which the Company received during the quarter ended June 30, 2002. Partially offsetting this gain was an increase to the workers' compensation accrual resulting in a pre-tax loss of $3.3 million caused by adverse experience at several of the Company's self insured locations. These workers' compensation items were recognized as adjustments to costs of coal sales in the Condensed Consolidated Statements of Operations.

The Company's operating results for the three and six months ended June 30, 2001 reflect a $9.4 million insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred at the West Elk Mine in Gunnison County Colorado, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gasses. The final settlement was recorded as a reduction in cost of coal sales in the Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2001, the Company reduced its reclamation liability resulting in a pre-tax gain of $3.5 million recognized as a reduction in cost of coal sales. Permit revisions at its idle mine properties in Illinois allowed for the reduction in the reclamation liability. In addition, during the second quarter of 2001, as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales, the Company recognized a pre-tax gain of $4.6 million. Of the $4.6 million recognized, $3.1 million represents the interest component of the claim and was recorded as interest income. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional.

The Company recorded pre-tax charges of $2.0 million and $8.3 million for the three and six months ended June 30, 2001, respectively, for stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. The Company also reduced interest expense by $1.7 million during the three and six month periods ended June 30, 2001 primarily associated with the termination of certain interest rate swaps, which did not qualify as hedges under accounting prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." During the second quarter of 2001, Canyon Fuel, the Company's equity method investment, recovered previously paid property taxes. The Company's share of these recoveries was $2.6 million and is reflected in income from equity investment on the Condensed Consolidated Statements of Operations.

Note H - Earnings (Loss) per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share from continuing operations.


                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        -------------------------------    -------------------------------
                                                            2002              2001            2002              2001
                                                        --------------     ------------    ------------     --------------
                                                                      (in thousands, except per share data)
Numerator:
   Net income (loss)                                        $ 2,080           $  849        $ (5,274)          $  6,939
                                                        ==============     ============    ============     ==============
Denominator:
   Weighted average shares - denominator for basic           52,377           48,984          52,367             44,721
   Dilutive effect of employee stock options                    295              601               -                386
                                                        --------------     ------------    ------------     --------------
   Adjusted weighted average shares - denominator
      for diluted                                            52,672           49,585          52,367             45,107
                                                        ==============     ============    ============     ==============

Earnings (loss) per common share
  Basic                                                     $   .04           $  .02        $    (.10)         $   .16
  Diluted                                                   $   .04           $  .02        $    (.10)         $   .15
                                                        ==============     ============    ============     ==============

Note I - Other Items

On April 19, 2002, the Company created a limited partnership, Natural Resource Partners L.P., with three private affiliated companies: Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation. Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal producing regions in the United States: Appalachia, the Illinois Basin and the Western United States. A registration statement on Form S-1 has been filed with the Securities and Exchange Commission relating to a proposed underwritten initial public offering of common units representing limited partner interests in Natural Resource Partners. The Company will contribute approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its ownership interest in the partnership.

Note J - Accounting Development

In June 2001, the Financial Accounting Standards Board issued FAS 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt FAS 143 on January 1, 2003. Due to the significant number of mines that the Company operates throughout the United States and the extensive amount of information that must be reviewed and estimates that must be made to assess the effects of the statement, the expected impact of adoption of FAS 143 on the Company's financial position or results of operations has not yet been determined.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002, Compared
   to Quarter Ended June 30, 2001

Net Income. Net income for the quarter ended June 30, 2002 was $2.1 million compared to net income of $0.8 million for the quarter ended June 30, 2001. Results for the current quarter were negatively impacted by the state of oversupply in the coal market that resulted from an extremely mild winter and a period of economic weakness that dampened electricity demand. As a result, during the first quarter and continuing into the second quarter of 2002, the Company reduced the rate of production from planned levels at its mining operations. In addition, as described below, the Company continued to be negatively impacted by production difficulties at its Samples surface operation in West Virginia. Partially offsetting these negative items in the current quarter were higher contract prices for coal shipped during the quarter compared to the same period in the prior year and reduced interest expense associated with lower debt levels and lower interest rates. Results for the second quarter of 2001 were impacted by production difficulties and increased costs at the Company's West Elk mine in Colorado caused by high methane levels and by production difficulties at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam.

Results for the second quarter of 2002 were also impacted by the settlement of certain coal contracts with a customer that was unwinding a portion of its coal supply position and desired to buy-out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain of $5.6 million. Results for the quarter ended June 30, 2001 were also impacted by the following other items: (1) A $9.4 million pre-tax insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred for the West Elk mine idling. (2) A $4.6 million pre-tax gain as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represented the interest component of the claim and was recorded as interest income. (3) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." (4) A pre-tax charge of $2.0 million for stock-based compensation benefits that may be realized in future periods.

Results at the Samples surface operations for the second quarter of 2002 improved but continued to be hindered as the operation transitioned on to a new permit area and away from the sandstone intrusion first encountered during the second quarter of 2001. The intrusion caused the principal coal seam to thin which resulted in lower production and higher associated costs from the second quarter of 2001 through the first quarter of 2002. Although the Samples surface operation worked out of the influence of the sandstone channel early in the second quarter of 2002, it was hindered during the quarter by market conditions, mine sequencing issues associated with the delayed issuance of permits that have been received and by isolated geologic issues. During the quarter ended June 30, 2002 and 2001, the Samples surface operation incurred pre-tax operating losses of $3.1 million and $5.3 million, respectively. In 2001, the West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The high methane levels reduced production during the second quarter of 2001 which resulted in a pre-tax loss at the operation of $9.0 million.

Revenues. Total revenues for the quarter ended June 30, 2002 were $374.5 million, an increase of $5.9 million from the quarter ended June 30, 2001. The increase was primarily caused by increased pricing on coal shipped during the quarter ended June 30, 2002 compared to the same period in the prior year. Average coal sales realizations on a per ton basis were $14.40 per ton for the quarter ended June 30, 2002 compared to $13.14 per ton for the quarter ended June 30, 2001. The increase in the per ton realization was the result of the Company shipping more favorably priced contracts during the second quarter of 2002 as compared to the second quarter of 2001. This increase was partially offset by reduced sales volume caused by the oversupply conditions that existed in the market as described above. The Company shipped 24.9 million tons during the quarter ended June 30, 2002 compared to 26.7 million tons during the quarter ended June 30, 2001.

Income From Equity Investment. Income from the equity investment in Canyon Fuel for the quarter ended June 30, 2002 was a loss of $0.2 million as compared to income of $4.2 million during the quarter ended June 30, 2001. The decrease was the result of lower realizations due to an above market price contract reopening to market based rates according to contract terms on December 31, 2001 and recoveries of previously paid property taxes during the quarter ended June 30, 2001. The Company's share of these recoveries is $2.6 million.

Other Revenues. The increase in other revenues of $1.6 million in the second quarter of 2002 compared to the second quarter of 2001 was primarily attributable to the settlement of certain coal contracts with a customer that was unwinding a portion of its coal supply position and desired to buy-out of the remaining terms of those contracts. This was partially offset by reduced outlease royalty income during the second quarter of 2002 compared to the second quarter of 2001. In addition, during the second quarter of 2001, the Company amortized a gain on a coal sales contract buy-down that resulted in a pre-tax gain of $2.5 million. The gain was fully amortized prior to December 31, 2001.

Income From Operations. The following table presents income from operations adjusting for the items discussed above.

                                                                      Three Months Ended
                                                                           June 30,
                                                                   2002                 2001
                                                              ----------------     ---------------
                                                                        (in millions)

Income from operations as reported                            $       12.3         $     12.2
   Adjustments to (exclude)/add-back:
    Gain on contract buy-out                                          (5.6)                 -
    Gain amortization on contract buy-down                               -               (2.5)
    Losses at the West Elk mine                                          -                9.0
    West Elk mine insurance recoveries                                   -               (9.4)
    Samples surface operation losses                                   3.1                5.3
    Black lung excise tax recoveries                                     -               (1.5)
    Stock based compensation accrual adjustment                          -                2.0
    Canyon Fuel property tax recoveries                               (2.6)                 -
                                                             ----------------     --------------
Adjusted income from operations                               $        7.2         $     15.1
                                                             ================     ===============


The decrease in adjusted income from operations is primarily attributable to the Company's planned cut-back of production during the second quarter of 2002 in response to the weak market environment described above. The decision to scale back production during the quarter came after the Company prepared most of the operations to maximize production in order to capitalize on the higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales. Cost of coal sales on a per ton basis was $13.67 per ton for the quarter ended June 30, 2002 compared to $12.48 per ton for the quarter ended June 30, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $2.0 million, to $10.1 million, during the second quarter of 2002 when compared to expenses of $12.0 million in the second quarter of 2001. The decrease is primarily attributable to the stock-based compensation accruals recorded during the second quarter of 2001 as discussed above. The Company did not record any stock based compensation accruals during the three months ended June 30, 2002.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements was reduced to $5.4 million in the quarter ended June 30, 2002, compared to $7.6 million in the same quarter of 2001. The decrease is a result of the expiration, market re-open, and buy-out of above-market contracts that were valued as assets on the Company's balance sheet and amortized in 2001.

Interest Expense. Interest expense decreased by $0.4 million to $14.4 million for the second quarter of 2002 as a result of lower debt levels and lower interest rates during the second quarter of 2002 when compared to the second quarter of 2001. The net proceeds from two public stock offerings in the first half of 2001 were used to significantly reduce debt levels. Interest expense during the quarter ended June 30, 2001 was reduced by $1.7 million associated with the termination of certain interest rate swaps described previously.

Interest Income. The decrease in interest income of $3.1 million was the result of the recognition of the interest component of the black lung excise tax recovery during the second quarter of 2001 described previously.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the second quarter of 2002 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $62.7 million for the current quarter compared to $68.3 million for the second quarter of 2001. The decrease in adjusted EBITDA was primarily attributable to a $4.4 million decrease in income from equity investment in Canyon Fuel. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Net Income (Loss). The net loss for the six months ended June 30, 2002 was $5.3 million compared to net income of $6.9 million for the six months ended June 30, 2001. Results for the six months ended June 30, 2002 were negatively impacted by the current state of oversupply in the coal market that resulted from an extremely mild winter and a period of economic weakness that dampened electricity demand. As a result, during the six months ended June 30, 2002 the Company reduced the rate of production from planned levels at its mining operations. In addition, as described below, the Company continued to be negatively impacted by production difficulties at its Samples surface operation in West Virginia. Partially offsetting these negative items in the six months ended June 30, 2002 were higher contract prices for coal shipped during the period compared to the same period in the prior year and reduced interest expense associated with lower debt levels and lower interest rates. Results for the six months ended June 30, 2001 were impacted by production difficulties and increased costs at the Company's West Elk mine in Colorado caused by high methane levels and by production difficulties at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam.

Results for the six months ended June 30, 2002 were also impacted by the settlement of certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy-out of the remaining terms of those contracts. The settlement resulted in a pre-tax gain of $5.6 million. Results for the six months ended June 30, 2001 were also impacted by the following other items: (1) A $9.4 million pre-tax insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred for the West Elk mine idling. (2) A $4.6 million pre-tax gain as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represented the interest component of the claim and was recorded as interest income. (3) A $3.5 million pre-tax gain resulting from the reduction in the amount of expected reclamation work at the Company's idle mine properties resulting from permit revisions. (4) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." (5) A pre-tax charge of $8.3 million for stock-based compensation benefits that may be realized in future periods.

Results at the Samples surface operations in the six months ended June 30, 2002 continued to be hindered as the operation transitioned into a new permit area and away from the sandstone intrusion first encountered during the second quarter of 2001. The intrusion caused the principal coal seam to thin which resulted in lower production and higher associated costs from the second quarter of 2001 through the first quarter of 2002. Although the Samples surface operation worked out of the influence of the sandstone channel early in the second quarter of 2002, it was hindered during the quarter by market conditions, mine sequencing issues associated with the delayed issuance of permits that have been received and by isolated geologic issues. During the six months ended June 30, 2002 and 2001, the Samples surface operation incurred pre-tax operating losses of $7.5 million and $3.9 million, respectively. In 2001, the West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The high methane levels reduced production during the six months ended June 30, 2001 which resulted in a pre-tax loss at the operation of $10.8 million.

Revenues. Total revenues for the six months ended June 30, 2002 were $742.9 million, a decrease of $7.1 million from the six months ended June 30, 2001. The decrease was caused primarily by reduced sales caused by the oversupply conditions that existed in the market as described above. The Company shipped
49.6 million tons during the six months ended June 30, 2002 compared to 53.9 million tons during the six months ended June 30, 2001. Average coal sales realizations on a per ton basis were $14.46 per ton for the six months ended June 30, 2002 compared to $13.19 per ton for the six months ended June 30, 2001. The increase in the per ton realization was the result of the Company shipping more favorably priced contracts during the first six months of 2002 as compared to the first six months of 2001.

Income From Equity Investment. Income from the equity investment in Canyon Fuel during the six months ended June 30, 2002 was $1.1 million as compared to $10.3 million during the six months ended June 30, 2001. The decrease was the result of lower realizations due to an above market price contract reopening to market based rates according to contract terms at December 31, 2001 and recoveries of previously paid property taxes during the six months ended June 30, 2001. The Company's share of these recoveries is $2.6 million.

Other Revenues. The decrease in other revenues of $5.2 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily attributable to additional sales of assets during the six months ended June 30, 2001. These asset sales resulted in a pre-tax gain of $3.9 million in the six months ended June 30, 2001 compared to $0.6 million during the six months ended June 30, 2002. In addition, during the six months ended June 30, 2001, the Company amortized a gain on a coal sales contract buy-down that resulted in $4.9 million of pre-tax income. The gain was fully amortized prior to December 31, 2001. The six months ended June 20, 2002 was also affected by the settlement of certain coal contracts with a customer that was unwinding its coal supply position and desired to buy-out of the remaining terms of those contracts described above.

Income From Operations. The following table presents income from operations adjusting for the items discussed above.

                                                                       Six Months Ended
                                                                           June 30,
                                                              ------------------------------------
                                                                   2002                 2001
                                                              ----------------     ---------------
                                                                        (in millions)

Income from operations as reported                                $   11.0            $   38.4
   Adjustments to (exclude)/add-back:
    Gain on contract buy-out                                          (5.6)                  -
    Gain amortization on contract buydown                                -                (4.9)
    Losses at the West Elk mine                                          -                10.8
    West Elk mine insurance recoveries                                   -                (9.4)
    Samples surface operation losses                                   7.5                 3.9
    Land sales                                                        (0.6)               (3.9)
    Reclamation adjustment                                               -                (3.5)
    Stock based compensation accrual adjustment                          -                 8.3
    Canyon Fuel property tax recoveries                               (2.6)                  -
                                                              ----------------     ---------------
Adjusted income from operations                                   $    9.7            $   39.7
                                                              ================     ===============


The decrease in adjusted income from operations is primarily attributable to the Company's planned cut-back of production during the six months ended June 30, 2002 in response to the weak market environment described above. The decision to scale back production during the period came after the Company prepared most of the operations to maximize production in order to capitalize on the higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales. Cost of coal sales on a per ton basis was $13.87 per ton for the six months ended June 30, 2002 compared to $12.29 per ton for the six months ended June 30, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $5.9 million, to $19.9 million, during the six months ended June 30, 2002 when compared to expenses of $25.8 million during the six months ended June 30, 2001. The decrease is primarily attributable to the stock-based compensation accruals recorded during the period as discussed above. The Company did not record any stock based compensation accruals during the six months ended June 30, 2002.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements was reduced to $10.5 million for the six months ended June 30, 2002, compared to $15.2 million in the same period of 2001. The decrease is a result of the expiration and buy-out of above-market contracts that were valued as assets on the Company's balance sheet and amortized in 2001.

Other Expenses. Other expenses increased to $13.4 million during the six months ended June 30, 2002 from $8.5 million for the same period of 2001 primarily due to the cost of terminating certain contractual obligations for the purchase or sale of coal.

Interest Expense. Interest expense decreased by $9.7 million to $26.4 million during the six months ended June 30, 2002 as a result of lower debt levels and lower interest rates during the six months ended June 30, 2002 when compared to the same period in 2001. The net proceeds from two public stock offerings in the first half of 2001 were used to significantly reduce debt levels. Interest expense during the six months ended June 30, 2001 was reduced by $1.7 million associated with the termination of certain interest rate swaps described previously.

Interest Income. The decrease in interest income of $3.1 million was the result of the recognition of the interest component of the black lung excise tax recovery during the six months ended June 30, 2001 described previously.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the six months ended June 30, 2002 is primarily the result of the impact of percentage depletion.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $111.8 million during the six months ended June 30, 2002 compared to $148.6 million for the same period of 2001. The decrease in adjusted EBITDA was primarily attributable to the $27.4 million decrease in income from operations resulting from the reduction in production levels and the Samples production issues, both of which are discussed above.

OUTLOOK

Production Levels. The Company reduced its rate of coal production at its eastern and western operations by approximately 7% during the first half of 2002. These actions were taken in response to unfavorable spot coal markets following an extremely mild winter and a period of economic weakness that dampened electricity demand. The Company plans to increase its rate of production when markets rebound. Although the timing of any recovery in coal markets remains uncertain, there have been indications that prices may return to more favorable levels during the last half of 2002 or early part of 2003. These indications include more normal summer weather patterns and an overall decrease in coal production.

West Virginia Operations. On May 8, 2002, in Kentuckians for the Commonwealth v. Rivenburgh, the U.S. District Court for the Southern District of West Virginia enjoined the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing any new ss.404 Clean Water Act permits that authorize the placement of rock and soil into channels that comprise waters of the United States. This process is used primarily in surface mining operations where layers of dirt and rock are removed to expose the underlying coal seam, although underground mining operations also generate some of this material. The excess material is then placed into "valley fills". The court reached its conclusion on the basis that the material constituted "waste" which may not be disposed of in valley fills under Corps-issued permits.

Following the issuance of the court's May 8, 2002 order, the plaintiff in the Kentuckians case filed a motion for further injunctive relief, requesting that the court require the Huntington, West Virginia office of the U.S. Army Corps of Engineers to revoke the Section 404 valley fill permit identified in the plaintiff's complaint. In addition, various defendants and intervenors filed motions seeking a clarification of the court's order, a stay pending appeal, and a dismissal for failure to join a necessary party. In response to the defendants' motion for clarification, the court decided that its injunction applies to any fill activity that does not have a "constructive primary purpose," citing as an example fills used solely for the disposal of waste. The court noted that such fills could include not only valley fills, but also other mining activities such as refuse impoundments, fills from standard contour or surface mines, slurry impoundments and coal refuse disposal areas or fills related to mine sites with "approximate original contour" waivers. The court noted, however, that determining whether a particular fill has a "constructive primary purpose" is up to the technical expertise of the U.S. Army Corps of Engineers. The court denied both the defendants' motion for stay pending appeal and their motion for dismissal. For further discussion of this case, see Certain Trends and Uncertainties - Environmental and Regulatory Factors - The Clean Water Act beginning on page 21.

The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in prior litigation on the issue of valley fills. This ruling was later reversed on appeal; however, as of the date of the 2002 injunction described above, the Company had not yet completed the process necessary to obtain the ss.404 permits for the mine. Therefore, the Company may not be able to re-open its Dal-Tex surface mining operation unless the current injunction is reversed on appeal and it is able to obtain all necessary permits or its permit application meets the "constructive primary purpose" test. If the current litigation is favorably resolved and the Company is able to obtain the necessary permits, it may determine to reopen the mine subject to then-existing market conditions. Unless reversed, the ruling may also affect the Company's ability to sustain its current mining operations or open new mines.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until 2006, subject to permit modifications.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. One hundred percent of the Company's current coal production and approximately 90% of its reserves are low in sulfur. Approximately 65% of the Company's coal reserves are compliance quality, which means that they meet Phase II standards of the Clean Air Act without application of expensive scrubbing technology. With Phase II now in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal.

Chief Objectives. The Company continues to focus on taking steps designed to improve earnings, strengthen cash generation, improve productivity and reduce costs at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin.

Natural Resource Partners L.P. The Company announced on April 19, 2002 that it had created a limited partnership, Natural Resource Partners L.P., with three private affiliated companies: Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation (collectively, the "WPP Group"). Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. A Registration Statement on Form S-1 has been filed with the Securities and Exchange Commission relating to a proposed underwritten initial public offering of common units representing limited partner interests in the partnership including 1,901,250 common units anticipated to be sold by the Company. The Company will contribute approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its ownership interest in the partnership.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2002 and 2001:

                                                               2002                2001
                                                          ----------------    ----------------
                                                                         (in thousands)
              Cash provided by (used in):
                 Operating activities                     $   97,471            $  84,944
                 Investing activities                       (113,964)             (80,154)
                 Financing activities                         10,946               (8,654)



Cash provided by operating activities increased during the six months ended June 30, 2002 when compared to the same period in 2001 in spite of lower income and the build in inventories primarily as a result of reduced working capital requirements other than inventories in the first half of 2002.

Cash used in investing activities during the six months ended June 30, 2002 increased over the same period in 2001 due to higher capital expenditures during the first half of 2002 as the Company increased capital expenditures to maintain existing infrastructure and prepared to increase production for anticipated higher market prices. During January of 2001 and 2002, the Company made the third and fourth, respectively, of five annual $31.6 million payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The remaining payment is due in January 2003.

Cash provided by financing activities was $10.9 million during the six months ended June 30, 2002 compared to cash used in financing activities of $8.7 million during the six months ended June 30, 2001. The cash provided by financing activities during the first half of 2002 reflects borrowings on the Company's revolver and line of credit caused in part by higher capital expenditures during the first half of 2002, while cash used in financing activities during the first half of 2001 reflects the pay-down of $382.8 million of debt primarily from a February 2001 and April 2001 issuance of common stock which resulted in proceeds of $372.2 million. In addition, during the second quarter of 2002, the Company acquired certain assets that were held under a capital lease arrangement for a payment of $6.5 million. Also during the second quarter of 2002, the Company entered into a sale and leaseback of equipment that resulted in proceeds of $9.2 million.

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

Expenditures for property, plant and equipment were $96.1 million for the six months ended June 30, 2002, compared to $64.6 million for the six months ended June 30, 2001. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. It is anticipated that future capital expenditures will be funded by available cash and existing credit facilities.

At June 30, 2002, the Company had $40.5 million in letters of credit outstanding which, when combined with borrowings under the revolver, allowed for $194.5 million of available borrowings under the Company's revolving credit facility.

On April 18, 2002, the Company and Arch Western completed a refinancing of their existing credit facilities. The new credit facilities include five- and six-year non-amortizing term loans totaling $675.0 million at Arch Western and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million while the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is a floating rate based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by substantially all of its subsidiaries, but is not guaranteed by the Company.

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

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2002, there were $20.0 million of such agreements in effect, of which $5.6 million were outstanding. The Company can also issue an additional $469.5 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates. At June 30, 2002, debt included $795.6 million of floating-rate debt, for which the rate of interest is a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At June 30, 2002, the Company had interest-rate swap agreements having a total notional value of $425.0 million. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 6.65% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and

90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements as adjustments to interest expense, thereby adjusting the effective interest rate on the Company's debt. After taking into consideration interest-rate swap agreements, debt exposed to variable rates was $370.6 million. Gains and losses on terminations of interest-rate swap agreements are deferred on the Company's balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the original term of the terminated swap agreement as if it were still in place. The remaining terms of the swap agreements at June 30, 2002 ranged from 2 to 47 months. All instruments are entered into for other than trading purposes.

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

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at June 30, 2002, with all other variables held constant. A 100-basis-point decrease in market interest rates would result in a $7.4 million increase in the fair value of the fixed portion of the debt at June 30, 2002. Based on the variable-rate debt included in the Company's debt portfolio as of June 30, 2002, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.7 million of interest expense incurred based on June 30, 2002 debt levels. Similarly, relative to the Company's diesel hedge position, at June 30, 2002, a $.05 per gallon decrease in the price of heating oil would result in a $0.8 million increase in the fair value of the financial position of the heating oil swap.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of June 30, 2002, the Company had outstanding consolidated indebtedness of $797.1 million, representing approximately 59% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt-service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

Losses.

The Company reported a net loss of $5.3 million for the six months ended June 30, 2002. The losses in the first half of 2002 were primarily due to the Company's decision to scale back production during the first half of the year in response to a weak market environment. The decision to scale back production came after the Company had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase cost of coal sales.

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

Environmental and Regulatory Factors.

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

    o the discharge of materials into the environment;
    o employee health and safety;
    o mine permits and other licensing requirements;
    o reclamation and restoration of mining properties after mining is completed;
    o management of materials generated by mining operations;
    o surface subsidence from underground mining;
    o water pollution;
    o legislatively mandated benefits for current and retired coal miners;
    o air quality standards;
    o protection of wetlands;
    o endangered plant and wildlife protection;
    o limitations on land use;
    o storage of petroleum products and substances that are regarded as hazardous under applicable laws; and
    o management of electrical equipment containing polychlorinated biphenyls, or PCBs.

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

Along with these regulations addressing ambient air quality, the EPA has initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants, the EPA's regional haze program could affect the future market for coal.

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

The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review. The Department of Interior and the National Mining Association, a trade group that intervened in this action, sought a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit and the stay was granted. If the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those of the Company. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

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

Clean Water Act. Section 301 of the Clean Water Act prohibits the discharge of a pollutant from a point source into navigable waters except in accordance with a permit issued under either Section 402 or Section 404 of the Clean Water Act. Navigable waters are broadly defined to include streams, even those that are not navigable in fact, and may include wetlands.

All mining operations in Appalachia generate excess material, which must be placed in fills in adjacent valleys and hollows. Likewise, coal refuse disposal areas and coal processing slurry impoundments are located in valleys and hollows. Almost all of these areas contain intermittent or perennial streams, which are considered navigable waters. An operator must secure a Clean Water Act permit before filling such streams. For approximately the past twenty-five years, operators have secured Section 404 fill permits to authorize the filling of navigable waters with material from various forms of coal mining. Operators have also obtained permits under Section 404 for the construction of slurry impoundments although the use of these impoundments, including discharges from them requires permits under Section 402. Section 402 discharge permits are generally not suitable for authorizing the construction of fills in navigable waters.

On May 8, 2002, the United States District Court for the Southern District of West Virginia issued an order in Kentuckians for the Commonwealth v. Rivenburgh enjoining the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing permits under Section 404 of the Clean Water Act for the construction of valley fills for the disposal of overburden from mountaintop mining operations solely for the purpose of waste disposal. These valleys typically contain streams that, under the Clean Water Act, are considered navigable waters of the United States. The court held that the filling of these waters solely for waste disposal is a violation of the Clean Water Act. The effect of this injunction, if it is not overturned by an appellate court or subsequent legislation, will be to make mountaintop mining uneconomical in those areas subject to the injunction.

The court's injunction also prohibits the issuance of permits authorizing fill activities associated with types of mining activities other than mountaintop mining where the primary purpose or use of those fill activities is the disposal of waste. Such activities might include those associated with slurry impoundments and coal refuse disposal areas. If the injunction is not overturned by an appellate court or subsequent legislation, the Company may not be able to obtain permits in many cases to use these common fill activities, which could render these operations uneconomical.

Following the issuance of the court's May 8, 2002 order, the plaintiff in the Kentuckians case filed a motion for further injunctive relief requesting that the court require the Huntington, West Virginia office of the U.S. Army Corps of Engineers to revoke the Section 404 valley fill permit identified in the plaintiff's complaint. In addition, various defendants and intervenors filed motions seeking a clarification of the court's order, a stay pending appeal, and a dismissal for failure to join a necessary party.

On June 17, 2002, the court ruled on all of the parties' motions. In response to the defendants' motion for clarification, the court decided that its injunction applies to any fill activity that does not have a "constructive primary purpose", citing as an example fills used solely for the disposal of waste. The court noted that such fills could include not only valley fills, but also other mining activities such as refuse impoundments, fills from standard contour or surface mines, or fills related to mine sites with "approximate original contour" waivers. The court noted, however, that determining whether a particular fill has a "constructive primary purpose" is up to the technical expertise of the U.S. Army Corps of Engineers. It also appears that the court would allow the U.S. Army Corps of Engineers to take into consideration post-mining land uses when applying the "constructive primary purpose" test to a particular fill activity. This ruling creates additional uncertainty about how the U.S. Army Corps of Engineers is to apply the "constructive primary purpose" test.

Following its discussion of the motion for clarification, the court addressed and denied both the defendants' motion for stay pending appeal and their motion for dismissal. Along with its denials of the defendants' various motions, the court denied the plaintiff's motion for further injunctive relief. Accordingly, the court did not require the U.S. Army Corps of Engineers to revoke the challenged Section 404 permit. The court based its decision on the grounds that it did not have sufficient factual information to determine whether the particular fill at issue had a "constructive primary purpose".

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including the Company, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically the Company submits the necessary permit applications several months before it plans to begin mining a new area. In the Company's experience, permits generally are approved several months after a completed application is submitted. In the past, the Company has generally obtained its mining permits without significant delay. However, the Company cannot be sure that it will not experience difficulty in obtaining mining permits in the future.

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

In May 2001, the district court dismissed all claims against the West Virginia Department of Environmental Protection based upon the principle of sovereign immunity. The Office of Surface Mining, in June 2001, initiated formal administrative action against the West Virginia Department of Environmental Protection regarding the alleged deficiencies in the state bonding program.

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

On May 29, 2002, the Office of Surface Mining issued a final rule that approved amendments to the West Virginia alternative bonding scheme adopted by the West Virginia Department of Environmental Protection and enacted by the state legislature. These amendments require, among other things, eliminating the current deficit and restoring the Special Reclamation Fund to solvency, removing spending limitations on the expenditure of funds for water treatment, creating a special advisory council to advise on structural reforms to the bonding program to avoid deficits in the future and annual reporting to the state legislature on the adequacy of the funds in the alternative bonding scheme.

The current deficit will be eliminated through special reclamation taxes on clean coal totaling fourteen cents per ton, of which seven cents is an additional temporary tax that will terminate in 39 months. The Office of Surface Mining has projected that these taxes will eliminate the deficit. These taxes and whatever other requirements may be adopted in the future by the advisory council will likely result in increases in the funds that mine operators are required to post in order to obtain permits and could result in further additional costs or fees related to the operation of a coal mine or the sale of coal. Any changes to the state reclamation bonding program could also complicate and protract the process of applying for and obtaining necessary permits.

On June 25, 2002, the West Virginia Highlands Conservancy filed an amended complaint challenging the Office of Surface Mining's approval of the amendments to the West Virginia alternative bonding program.

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

Reserve Degradation And Depletion.

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006. The Mountaineer Mine generated $21.1 million and $20.0 million of the Company's total operating income in the first half of 2002 and 2001, respectively.

Potential Fluctuations In Operating Results-Factors Routinely Affecting Results Of Operations.

The Company's mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel prices, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of the Company's principal mines, particularly its Mingo Logan operation in West Virginia or Black Thunder mine in Wyoming, would result in a decrease, which could be material, in the Company's revenues and profitability. Other factors affecting the production and sale of the Company's coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) the timing and amount of insurance recoveries; (vi) work stoppages or other labor difficulties; (vii) mine worker vacation schedules and related maintenance activities; and (viii) changes in coal market and general economic conditions.

Transportation.

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers. Increases in transportation costs, or changes in such costs relative to transportation costs for coal produced by its competitors or of other fuels, could have an adverse effect on the Company's business and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 25, 2002, at the Company's headquarters at One CityPlace Drive, St. Louis, Missouri, at 10:00 a.m., central time.

(b) At such Annual Meeting, the holders of the Company's common stock elected the following nominees for director:

Nominee                     Total Votes For       Total Votes Withheld
----------------------------------------------------------------------
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000)

4.1 Form of Rights Agreement, dated March 3, 2000, between Arch Coal, Inc. and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9, 2000)

99.1 Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Steven F. Leer

99.2 Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Robert J. Messey.

(b)  Reports on Form 8-K

         Reports on Form 8-K: A report on Form 8-K dated April 22, 2002 announcing the Company's first quarter earnings was filed by the Company in the quarter ended June 30, 2002.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 ARCH COAL, INC.
                                                 -----------------------
                                                  (Registrant)


Date:  August 8, 2002                            /s/ John W. Lorson
                                                 -----------------------
                                                    John W. Lorson
                                                     Controller
                  .                                 (Chief Accounting Officer)