Form 10-Q
period 2002-09-30
ARCH COAL INC
filed 2002-11-12
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At November 1, 2002, there were 52,382,010 shares of registrant's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2002 and
              December 31, 2001................................................1

         Condensed Consolidated Statements of Operations for the Three
              Months Ended September 30, 2002 and 2001 and the Nine Months
              Ended September 30, 2002 and 2001................................2

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2002 and 2001....................3

         Notes to Condensed Consolidated Financial Statements..................4

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................9

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk...29


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................29



       Item 6.    Exhibits and Reports on Form 8-K............................29

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                           September 30,            December 31,
                                                                               2002                     2001
                                                                        --------------------    ----------------------
                                                                           (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                          $         9,213         $          6,890
     Trade accounts receivable                                                  141,887                  149,956
     Other receivables                                                           33,253                   32,303
     Inventories                                                                 73,710                   60,133
     Prepaid royalties                                                            1,994                    1,997
     Deferred income taxes                                                       23,840                   23,840
     Other                                                                       12,948                   14,337
                                                                        --------------------    ----------------------
        Total current assets                                                    296,845                  289,456
                                                                        --------------------    ----------------------

   Property, plant and equipment, net                                         1,388,412                1,396,786
                                                                        --------------------    ----------------------

   Other assets
     Prepaid royalties                                                           51,198                   35,216
     Coal supply agreements                                                      65,551                   81,424
     Deferred income taxes                                                      212,108                  195,411
     Investment in Canyon Fuel                                                  157,800                  170,686
     Other                                                                       44,269                   34,580
                                                                        --------------------    ----------------------
         Total other assets                                                     530,926                  517,317
                                                                        --------------------    ----------------------
         Total assets                                                   $     2,216,183         $      2,203,559
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                   $       109,757         $         99,081
     Accrued expenses                                                           142,122                  134,062
     Current portion of debt                                                      6,500                    6,500
                                                                        --------------------    ----------------------
         Total current liabilities                                              258,379                  239,643
   Accrued postretirement benefits other than pension                           324,501                  326,098
   Accrued reclamation and mine closure                                         130,411                  123,761
   Accrued workers' compensation                                                 82,715                   78,768
   Accrued pension cost                                                               -                   22,539
   Obligations under capital leases                                                 432                    8,210
   Other noncurrent liabilities                                                  72,650                   66,443
                                                                        --------------------    ----------------------
         Total liabilities                                                    1,661,379                1,632,817
                                                                        --------------------    ----------------------

Stockholders' equity
   Common stock                                                                     527                      527
   Paid-in-capital                                                              835,740                  835,427
   Retained deficit                                                            (252,004)                (239,336)
   Treasury stock, at cost                                                       (5,047)                  (5,047)
   Accumulated other comprehensive loss                                         (24,412)                 (20,829)
                                                                        --------------------    ----------------------
         Total stockholders' equity                                             554,804                  570,742
                                                                        --------------------    ----------------------
         Total liabilities and stockholders' equity                     $     2,216,183         $      2,203,559
                                                                        ====================    ======================

                 See notes to condensed consolidated financial statements

                                          1

                             ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three Months Ended                         Nine Months Ended
                                                                  September 30,                             September 30,
                                                       ------------------------------------    ---------------------------------
                                                             2002                 2001                 2002              2001
                                                       ----------------    ----------------    -----------------   ----------------

Revenues
   Coal sales                                          $  386,298            $   337,246         $   1,103,882        $  1,047,502
   Income from equity investment                            1,222                  4,066                 2,291              14,372
   Other revenues                                          13,235                 11,993                37,523              41,437
                                                       ----------------      --------------      ----------------     --------------
                                                          400,755                353,305             1,143,696           1,103,311
                                                       ----------------      --------------      ----------------     --------------
Costs and expenses
   Cost of coal sales                                     368,054                330,196             1,056,194             992,297
   Selling, general and administrative expenses             9,734                  8,751                29,675              34,589
   Amortization of coal supply agreements                   5,385                  6,217                15,872              21,378
   Other expenses                                           7,484                  4,097                20,856              12,621
                                                       ----------------      --------------      ----------------     --------------
                                                          390,657                349,261             1,122,597           1,060,885
                                                       ----------------      --------------      ----------------     --------------
     Income from operations                                10,098                  4,044                21,099              42,426

   Interest expense, net:
     Interest expense                                     (13,425)               (15,128)              (39,783)            (51,208)
     Interest income                                          217                    244                   799               3,881
                                                       ----------------      --------------      ----------------     --------------
                                                          (13,208)               (14,884)              (38,984)            (47,327)
                                                       ----------------      --------------      ----------------     --------------

     Loss before income taxes                              (3,110)               (10,840)              (17,885)             (4,901)
   Benefit from income taxes                               (4,750)                (2,700)              (14,250)             (3,700)
                                                       ----------------      --------------      ----------------     --------------
     Net income (loss)                                 $    1,640            $    (8,140)        $      (3,635)       $     (1,201)
                                                       ================      ==============      ================     ==============
   Basic and diluted earnings (loss)
     per common share                                  $     0.03            $     (0.15)        $       (0.07)       $      (0.03)
                                                       ================      ==============      ================     ==============

   Dividends declared per share                        $   0.0575            $    0.0575         $      0.1725        $     0.1725
                                                       ================      ==============      ================     ==============


                          See notes to condensed consolidated financial statements

                                            2

                            ARCH COAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        --------------------------------------------
                                                                                2002                    2001
                                                                        --------------------    --------------------
Operating activities
Net loss                                                                $     (3,635)           $        (1,201)
Adjustments to reconcile to cash provided by operating activities:
     Depreciation, depletion and amortization                                130,835                    132,298
     Prepaid royalties expensed                                                5,738                      5,406
     Net gain on disposition of assets                                          (501)                    (7,334)
     Income from equity investment                                            (2,291)                   (14,372)
     Net distributions from equity investment                                 15,177                     42,711
     Changes in:
       Receivables                                                             7,119                      1,771
       Inventories                                                           (13,577)                    (8,639)
       Accounts payable and accrued expenses                                     403                     (3,787)
       Income taxes                                                          (14,406)                   (10,339)
       Accrued postretirement benefits other than pension                     (1,597)                   (10,137)
       Accrued reclamation and mine closure                                    6,650                       (328)
       Accrued workers' compensation benefits                                  3,947                      1,348
       Other                                                                  (4,113)                    (3,680)
                                                                        --------------------    --------------------

     Cash provided by operating activities                                   129,749                    123,717
                                                                        --------------------    --------------------

Investing activities
Additions to property, plant and equipment                                  (117,363)                   (89,795)
Proceeds from dispositions of property, plant and equipment                    2,231                      8,122
Additions to prepaid royalties                                               (21,717)                   (21,674)
                                                                        --------------------    --------------------

     Cash used in investing activities                                      (136,849)                  (103,347)
                                                                        --------------------    --------------------

Financing activities
Net borrowings (payments) on revolver and lines of credit                     24,936                   (250,423)
Payments on term loans                                                             -                   (135,000)
Debt financing costs                                                          (8,228)                         -
Proceeds from sale and leaseback of equipment                                  9,213                          -
Reduction of obligations under capital leases                                 (7,778)                    (2,351)
Dividends paid                                                                (9,033)                    (8,554)
Proceeds from sale of common stock                                               313                    380,998
Purchase of treasury stock                                                         -                     (5,048)
                                                                        --------------------    --------------------

     Cash provided by (used in) financing activities                           9,423                    (20,378)
                                                                        --------------------    --------------------

Increase (decrease) in cash and cash equivalents                               2,323                         (8)
Cash and cash equivalents, beginning of period                                 6,890                      6,028
                                                                        --------------------    --------------------

Cash and cash equivalents, end of period                                $      9,213            $         6,020
                                                                        ====================    ====================


                    See notes to condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of results to be expected for the year ending December 31, 2002. Arch Coal, Inc. (the "Company") operates one reportable segment: the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company's mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

Note B - Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                    ------------- -- -------------    ------------ -- ----------------
                                                        2002             2001            2002              2001
                                                    -------------    -------------    ------------    ----------------
                                                                             (in thousands)

   Net income (loss)                                $    1,640       $ (8,140)        $ (3,635)       $    (1,201)
   Other  comprehensive  loss  net of  income  tax
        benefit                                         (8,078)        (5,904)          (3,583)           (13,806)
                                                    -------------    -------------    ------------    ----------------
   Total comprehensive loss                         $   (6,438)      $(14,044)        $ (7,218)       $   (15,007)
                                                    =============    =============    ============    ================

Note C - Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel, which is accounted for on the equity method:

                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                    ---------------------------       ---------------------------
Condensed Income Statement Information                  2002            2001             2002           2001
                                                    -------------    ------------     -----------    ------------
                                                                           (in thousands)

Revenues                                            $   52,337       $  77,060        $  189,637     $  218,581
Total costs and expenses                                54,610          70,220           194,209        197,052
                                                    -------------    ------------     -----------    ------------
Net income (loss)                                   $   (2,273)      $   6,840        $   (4,572)    $   21,529
                                                    =============    ============     ===========    ============

65% of Canyon Fuel net income (loss)                $   (1,477)      $   4,446        $   (2,972)    $   13,994
Effect of purchase adjustments                           2,699            (380)            5,263            378
                                                    -------------    ------------     -----------    ------------

Company's income from its equity
   investment in Canyon Fuel                        $    1,222       $   4,066        $    2,291     $   14,372
                                                    =============    ============     ===========    ============

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income (loss) after adjusting for the effect of purchase adjustments related to its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Note D - Inventories

Inventories consist of the following:

                                                          September 30,        December 31,
                                                               2002                2001
                                                         -----------------    ----------------
                                                                    (in thousands)
                   Coal                                  $        41,910      $     28,165
                   Repair parts and supplies                      31,800            31,968
                                                         -----------------    ----------------
                                                         $        73,710      $     60,133
                                                         =================    ================

Note E - Debt

Debt consists of the following:

                                                            September 30,      December 31,
                                                                2002               2001
                                                          ----------------    ----------------
                                                                    (in thousands)

       Indebtedness to banks under lines of credit        $        20,000     $        13,500
       Indebtedness to banks under revolving credit
          agreement, expiring April 18, 2007                      102,400              80,000
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due April 18, 2007              150,000                   -
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due April 18, 2008              525,000                   -
       Indebtedness   to  banks  under   variable  rate,
         non-amortizing term loan due May 31, 2003                      -             675,000
       Other                                                        1,391               5,355
                                                          ----------------    ----------------
                                                                  798,791             773,855
       Less current portion                                         6,500               6,500
                                                          ----------------    ----------------
       Long-term debt                                     $        792,291    $       767,355
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

Note G - Changes in Estimates and Other Non-Recurring Revenues and Expenses

During the nine months ended September 30, 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain of $5.6 million which was recognized in other revenues in the Condensed Consolidated Statements of Operations.

The Company recognized a pre-tax gain of $4.6 million during the nine months ended September 30, 2002 as a result of a workers' compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers' compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers' Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers' Compensation refunded $4.6 million in premiums which the Company received during the quarter ended June 30, 2002. Partially offsetting this gain was an increase to the workers' compensation accrual resulting in a pre-tax loss of $3.3 million caused by adverse experience at several of the Company's self insured locations. These workers' compensation items were recognized as adjustments to costs of coal sales in the Condensed Consolidated Statements of Operations.

The Company's operating results for the nine months ended September 30, 2001 reflect a $9.4 million insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred at the West Elk Mine in Gunnison County, Colorado, which was idled from January 28, 2000 to July 12, 2000 following the detection of combustion-related gasses. The final settlement was recorded as a reduction in cost of coal sales in the Condensed Consolidated Statements of Operations.

During the third quarter ended September 30, 2001, as a result of estimate changes associated with reclamation, the Company reduced its reclamation liability resulting in a pre-tax gain of $1.9 million. During the nine months ended September 30, 2001, the Company reduced its reclamation liability resulting in a pre-tax gain of $5.4 million, of which $3.5 million was a result of permit revisions at its idle mine properties in Illinois recorded in the first quarter of 2001. These adjustments were recognized as a reduction in cost of coal sales.

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

The Company reduced its stock based benefit program accruals for awards that did not meet minimum performance levels to qualify for a payout which resulted in an increase in pre-tax income of $4.3 million during the three months ended September 30, 2001. For the nine months ended September 30, 2001, the Company recognized pre-tax charges of $4.0 million (which is net of the $4.3 million accrual reduction included in the third quarter of 2001) for stock-based compensation benefit programs that may be realized in future periods as a result of improved stock performance. During the nine months ended September 30, 2001, the Company also recognized reduced interest expense of $1.7 million primarily as a result of the termination of certain interest rate swaps, which did not qualify as hedges under accounting prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." During the nine months ended September 30, 2001, Canyon Fuel, the Company's equity method investment, recovered previously paid property taxes. The Company's share of these recoveries was $2.6 million and is reflected in income from equity investment on the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2001, the Company sold surplus land resulting in a $2.9 million and $6.5 million pre-tax gain, respectively.

Note H - Earnings (Loss) per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share from continuing operations.

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                        -------------------------------    -------------------------------
                                                            2002              2001            2002              2001
                                                        --------------     ------------    ------------     --------------
                                                                      (in thousands, except per share data)

Numerator:
   Net income (loss)                                    $     1,640        $   (8,140)    $   (3,635)      $   (1,201)
                                                        ==============     ============    ============     ==============
Denominator:
   Weighted average shares - denominator for basic           52,380            52,681         52,371           47,404
   Dilutive effect of employee stock options                    121                 -              -                -
                                                        --------------     ------------    ------------     --------------
   Adjusted weighted average shares - denominator
      for diluted                                            52,501            52,681         52,371           47,404
                                                        ==============     ============    ============     ==============

Earnings (loss) per common share
  Basic                                                 $       .03        $     (.15)     $    (.07)       $    (.03)
  Diluted                                               $       .03        $     (.15)     $    (.07)       $    (.03)
                                                        ==============     ============    ============     ==============

For the three month period ended September 30, 2001 and the nine month periods ended September 30, 2002 and 2001, employee stock options did not have a dilutive impact because the Company incurred losses in those periods.

Note I - Other Items

On April 19, 2002, the Company created a limited partnership, Natural Resource Partners L.P., with three private affiliated companies: Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation (collectively the "WPP Group"). Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal producing regions in the United
States: Appalachia, the Illinois Basin and the Western United States. A registration statement on Form S-1 was filed with the Securities and Exchange Commission relating to an initial public offering of common units representing limited partner interests in Natural Resource Partners. The Company contributed approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its ownership interest in the partnership.

In October 2002, the Company completed the sale of 1.9 million common units of Natural Resource Partners resulting in net proceeds of $33.6 million after the underwriting discount and expenses. The proceeds were immediately applied to debt reduction. After the completion of the sale, the Company holds 34.1% of the limited partner interests and 42.25% of the general partnership. The investment will be accounted for using the equity method.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002, Compared to Quarter Ended September 30, 2001

Net Income. Net income for the quarter ended September 30, 2002 was $1.6 million compared to a net loss of $8.1 million for the quarter ended September 30, 2001. Results for the current quarter were negatively impacted by the state of oversupply in the coal market that resulted from an extremely mild winter and a period of industrial economic weakness that dampened electricity demand. As a result, during the third quarter of 2002, the Company continued its reduced rates of production from planned levels at its mining operations. Partially offsetting these negative items in the current quarter were higher contract prices for coal shipped during the quarter compared to the same period in the prior year, an increased income tax benefit resulting from higher levels of percentage depletion, and reduced interest expense associated with lower interest rates.

Results for the third quarter of 2001 were negatively impacted by production difficulties and increased costs at the Company's West Elk mine in Colorado caused by high methane levels and by production difficulties at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Results for the third quarter of 2001 were also impacted by the following other items: (1) A $2.9 million pre-tax gain primarily from the sale of surplus land. (2) An increase of pre-tax income of $1.9 million caused by a reduction in the Company's reclamation liability due to changes in estimates. (3) A pre-tax $4.3 million gain from the partial reversal of previously recorded compensation accruals resulting from certain stock-based compensation plans not achieving minimum performance targets required for awards.

Revenues. Total revenues for the quarter ended September 30, 2002 were $400.8 million, an increase of $47.5 million from the quarter ended September 30, 2001. The increase was primarily caused by increased pricing on coal shipped during the quarter ended September 30, 2002 compared to the same period in the prior year. Average coal sales realizations on a per ton basis were $13.45 per ton for the quarter ended September 30, 2002 compared to $12.44 per ton for the quarter ended September 30, 2001. In addition to the impact of favorably priced contracts, the Company also benefited from increased shipments in the quarter ended September 30, 2002 as compared to the same period in the prior year. The Company shipped 28.7 million tons during the quarter ended September 30, 2002 compared to 27.1 million tons during the quarter ended September 30, 2001.

Income From Equity Investment. Income from the equity investment in Canyon Fuel for the quarter ended September 30, 2002 was $1.2 million, a decrease of $2.9 million from the quarter ended September 30, 2001. The decrease was primarily the result of lower realizations due to an above market price contract reopening to market-based rates in accordance with contract terms on December 31, 2001.

Other Revenues. The increase in other revenues of $1.2 million in the third quarter of 2002 compared to the third quarter of 2001 was primarily attributable to increased royalties from third parties, increased transloading fees, and premiums earned on purchase options granted to certain customers. These increases were offset by a reduction of other revenues of $2.9 million as gains from land sales decreased from $2.9 million in the quarter ended September 30, 2001 to zero in the quarter ended September 30, 2002.

Income From Operations. The following table presents income from operations adjusting for the items discussed above.

                                                                      Three Months Ended
                                                                         September 30,
                                                                   2002                 2001
                                                              ----------------     ---------------
                                                                        (in millions)

Income from operations as reported                                   $10.1               $4.0
   Adjustments to (exclude)/add-back:
    Losses at the West Elk mine                                          -                2.3
    Samples surface operation losses                                     -                5.6
    Land sales                                                           -               (2.9)
    Stock based compensation accrual adjustment                          -               (4.3)
    Reclamation adjustment                                               -               (1.9)
                                                              ----------------     ---------------
   Adjusted income from operations                                   $10.1               $2.8
                                                              ================     ===============

The increase in adjusted income from operations is primarily attributable to improved performance at the Company's Black Thunder and Samples operations. However, these improvements were offset by planned cut-backs of production in response to the weak market environment described above. The decision to scale back production during the year came after the Company prepared most of the operations to maximize production in order to capitalize on the higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales. Cost of coal sales on a per ton basis was $12.82 per ton for the quarter ended September 30, 2002, compared to $12.18 per ton for the quarter ended September 30, 2001.

Interest Expense. Interest expense decreased by $1.7 million to $13.4 million for the third quarter of 2002 primarily as a result of lower interest rates during the third quarter of 2002 when compared to the third quarter of 2001.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the third quarter of 2002 is primarily the result of the favorable impact of percentage depletion. The benefit resulting from percentage depletion increased in the third quarter of 2002 as compared to the same period in 2001 as a result of the impact of higher coal prices and increased profitability at certain of the Company's mines.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $59.2 million for the current quarter compared to $58.6 million for the third quarter of 2001. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, operating income or cash flows from operations or as a measure of a company's profitability, liquidity or performance under generally accepted accounting principles.

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Net Loss. The net loss for the nine months ended September 30, 2002 was $3.6 million compared to a net loss of $1.2 million for the nine months ended September 30, 2001. Results for the nine months ended September 30, 2002 were negatively impacted by the current state of oversupply in the coal market that resulted from an extremely mild winter and a period of industrial economic weakness that dampened electricity demand. As a result, during the nine months ended September 30, 2002 the Company reduced the rate of production from planned levels at its mining operations. In addition, as described below, the Company's results for the nine months ended September 30, 2002 continued to be negatively impacted by production difficulties at its Samples surface operation in West Virginia. Partially offsetting these negative items in the nine months ended
September 30, 2002 were higher contract prices for coal shipped during the period compared to the same period in the prior year, an increased income tax benefit resulting from higher levels of percentage depletion and reduced interest expense associated with lower debt levels and lower interest rates. Results for the nine months ended September 30, 2002 were also impacted by the settlement of certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy-out of the remaining terms of those contracts. The settlement resulted in a pre-tax gain of $5.6 million.

Results for the nine months ended September 30, 2001 were impacted by production difficulties and increased costs at the Company's West Elk mine in Colorado caused by high methane levels, and by production difficulties at the Samples surface operation in West Virginia caused by a sandstone intrusion into the coal seam. Results for the nine months ended September 30, 2001 were also impacted by the following other items: (1) A $9.4 million pre-tax insurance settlement as part of the Company's coverage under its property and business interruption policy. The insurance settlement represents the final settlement for losses incurred for the West Elk mine idling. (2) A $4.6 million pre-tax gain as a result of progress in processing claims associated with the recovery of certain previously paid excise taxes on export sales. The gain stems from an IRS notice during the second quarter of 2000 outlining the procedures for obtaining tax refunds on black lung excise taxes paid by the industry on export sales. The notice was the result of a 1998 federal district court decision that found such taxes to be unconstitutional. Of the $4.6 million recognized, $3.1 million represented the interest component of the claim and was recorded as interest income. (3) An increase of pre-tax income of $5.4 million primarily from a reduction in the amount of expected reclamation work at the Company's idle mine properties resulting from permit revisions. (4) A $1.7 million reduction in interest expense primarily associated with the termination of certain interest rate swaps that did not qualify as hedges under the accounting treatment prescribed by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." (5) A pre-tax charge of $4.0 million for stock-based compensation benefits that may be realized in future periods.

Despite improved operating performance in the third quarter of 2002, results at the Samples surface operations for the nine months ended September 30, 2002 were negatively impacted by the transition into a new permit area and away from the sandstone intrusion first encountered during the second quarter of 2001. The intrusion caused the principal coal seam to thin which resulted in lower production and higher associated costs from the second quarter of 2001 through the first quarter of 2002. Although the Samples surface operation worked out of the influence of the sandstone channel early in the second quarter of 2002, it was hindered during the second quarter by market conditions, mine sequencing issues associated with the delayed issuance of permits, and isolated geologic issues. During the nine months ended September 30, 2002 and 2001, the Samples surface operation incurred pre-tax operating losses of $2.2 million and $9.2 million, respectively. In 2001, the West Elk mine encountered higher-than-expected methane levels following the relocation of its longwall mining system to the eastern section of the mine in late February 2001. The high methane levels reduced production during the nine months ended September 30, 2001, which resulted in a pre-tax loss at the operation of $13.1 million, exclusive of insurance recoveries.

Revenues. Total revenues for the nine months ended September 30, 2002 were $1,143.7 million, an increase of $40.4 million from the nine months ended September 30, 2001. The increase was caused primarily by the Company shipping more favorably priced contracts during the first nine months of 2002 as compared to the same period in 2001. Average coal sales realizations on a per ton basis were $13.85 per ton for the nine months ended September 30, 2002 compared to $12.40 per ton for the nine months ended September 30, 2001. The impact of the pricing increases was partially offset by reduced coal shipments due to oversupply conditions that existed in the market as described above. The Company shipped 78.3 million tons during the nine months ended September 30, 2002 compared to 81.0 million tons during the nine months ended September 30, 2001.

Income From Equity Investment. Income from the Company's equity investment in Canyon Fuel during the nine months ended September 30, 2002 was $2.3 million as compared to $14.4 million during the nine months ended September 30, 2001. The decrease was primarily the result of lower realizations due to an above market price contract reopening to market-based rates in accordance with contract terms on December 31, 2001 and recoveries of previously paid property taxes during the nine months ended September 30, 2001. The Company's share of these recoveries was $2.6 million.

Other Revenues. The decrease in other revenues of $3.9 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily attributable to additional sales of assets during the nine months ended September 30, 2001. These asset sales resulted in a pre-tax gain of $6.5 million in the nine months ended September 30, 2001 compared to $0.5 million during the nine months ended September 30, 2002. In addition, during the nine months ended September 30, 2001, the Company amortized a gain on a coal sales contract buy-down that resulted in $4.9 million of pre-tax income. The gain was fully amortized prior to December 31, 2001. The results for the nine months ended September 30, 2002 were also affected by the settlement of certain coal contracts with a customer that was unwinding its coal supply position and desired to buy-out of the remaining terms of those contracts, as described above.

Income From Operations. The following table presents income from operations adjusting for the items discussed above.

                                                                       Nine Months Ended
                                                                         September 30,
                                                              ------------------------------------
                                                              ----------------     ---------------
                                                                   2002                 2001
                                                              ----------------     ---------------
                                                                        (in millions)

Income from operations as reported                                 $21.1               $42.4
   Adjustments to (exclude)/add-back:
    Gain on contract buy-out                                        (5.6)                  -
    Gain amortization on contract buydown                              -                (4.9)
    Losses at the West Elk mine                                        -                13.1
    West Elk mine insurance recoveries                                 -                (9.4)
    Samples surface operation losses                                 2.2                 9.2
    Land sales                                                      (0.5)               (6.5)
    Reclamation adjustment                                             -                (5.4)
    Stock based compensation accrual adjustment                        -                 4.0
       Canyon Fuel property tax recoveries                             -                (2.6)
                                                              ----------------     ---------------
    Adjusted income from operations                                $17.2               $39.9
                                                              ================     ===============


The decrease in adjusted income from operations is primarily attributable to the Company's planned cut-back of production during the nine months ended September 30, 2002 in response to the weak market environment described above. The decision to scale back production during the period came after the Company prepared most of the operations to maximize production in order to capitalize on the higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales. Cost of coal sales on a per ton basis was $13.48 per ton for the nine months ended September 30, 2002, compared to $12.26 per ton for the nine months ended September 30, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $4.9 million to $29.7 million during the nine months ended September 30, 2002 when compared to expenses of $34.6 million during the nine months ended September 30, 2001. The decrease is primarily attributable to the stock-based compensation accruals recorded during the first nine months of 2001 as discussed above. The Company did not record any stock based compensation accruals during the nine months ended September 30, 2002.

Amortization of Coal Supply Agreements. Amortization of coal supply agreements was reduced to $15.9 million for the nine months ended September 30, 2002, compared to $21.4 million in the same period of 2001. The decrease is a result of the expiration and buy-out of above-market contracts that were valued as assets on the Company's balance sheet and amortized in 2001.

Other Expenses. Other expenses increased to $20.9 million during the nine months ended September 30, 2002 from $12.6 million for the same period of 2001 primarily due to the cost of terminating certain contractual obligations for the purchase or sale of coal.

Interest Expense. Interest expense decreased by $11.4 million to $39.8 million during the nine months ended September 30, 2002 as a result of lower debt levels and lower interest rates during the nine months ended September 30, 2002 when compared to the same period in 2001. The net proceeds from two public stock offerings in the first nine months of 2001 were used to significantly reduce debt levels. Interest expense during the nine months ended September 30, 2001 was reduced by $1.7 million as a result of the termination of certain interest rate swaps described previously.

Interest Income. The decrease in interest income of $3.1 million was the result of the recognition of the interest component of the black lung excise tax recovery during the nine months ended September 30, 2001 described previously.

Income Taxes. The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the nine months ended September 30, 2002 is primarily the result of the impact of percentage depletion. The benefit resulting from percentage depletion increased in the nine months ended September 30, 2002 as compared to the same period in 2001 as a result of the impact of higher coal prices and increased profitability at certain of the Company's mines.

Adjusted EBITDA. Adjusted EBITDA (income from operations before the effect of net interest expense; income taxes; and depreciation, depletion and amortization of the Company, its subsidiaries and its ownership percentage in its equity investments) was $171.1 million during the nine months ended September 30, 2002 compared to $207.2 million for the same period of 2001. The decrease in adjusted EBITDA was primarily attributable to the $21.3 million decrease in income from operations resulting from the reduction in production levels and the Samples production issues, both of which are discussed above.

OUTLOOK

Production Levels. The Company reduced its rate of coal production at its eastern and western operations by approximately 5% during the first nine months of 2002. These actions were taken in response to unfavorable spot coal markets following an extremely mild winter and a period of industrial economic weakness that dampened electricity demand. Although the timing of any recovery in coal markets remains uncertain, there have been indications that prices may return to more favorable levels in the future. These indications include more normal weather patterns, some indication of economic recovery and an overall decrease in coal production and utility stockpiles.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is not expected to exhaust its longwall mineable reserves until 2006, subject to permit modifications. However, due to more difficult mining conditions, production levels in the future are expected to be lower than those experienced historically.

Permitting Issues. On May 8, 2002, in Kentuckians for the Commonwealth v. Rivenburgh, the U.S. District Court for the Southern District of West Virginia enjoined the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing any new Section 404 Clean Water Act permits that authorize the placement of rock and soil into channels that comprise waters of the United States. This process is used both in surface mining operations, where layers of dirt and rock are removed to expose the underlying coal seam, as well as underground mining operations. The excess material is then placed into "valley fills". The court reached its conclusion on the basis that the material constituted "waste" which may not be disposed of in valley fills under Corps-issued permits.

Following the issuance of the court's May 8, 2002 order, the plaintiff in the Kentuckians case filed a motion for further injunctive relief, requesting that the court require the Huntington, West Virginia office of the U.S. Army Corps of Engineers to revoke the Section 404 valley fill permit identified in the plaintiff's complaint. In addition, various defendants and intervenors filed motions seeking a clarification of the court's order, a stay pending appeal, and a dismissal for failure to join a necessary party. In response to the defendants' motion for clarification, the court decided that its injunction applies to any fill activity that does not have a "constructive primary purpose," citing as an example fills used solely for the disposal of waste. The court noted that such fills could include not only valley fills, but also other mining activities such as refuse impoundments, fills from standard contour or surface mines, slurry impoundments and coal refuse disposal areas or fills related to mine sites with "approximate original contour" waivers. The court noted, however, that determining whether a particular fill has a "constructive primary purpose" is up to the technical expertise of the U.S. Army Corps of Engineers. The court denied both the defendants' motion for stay pending appeal and their motion for dismissal. Unless reversed, the ruling may adversely impact both the Company's ability to sustain its current mining operations and its ability to open new mines. For further discussion of this case, see Certain Trends and Uncertainties - Environmental and Regulatory Factors - The Clean Water Act beginning on page 22.

The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in prior litigation on the issue of valley fills. This ruling was later reversed on appeal; however, as of the date of the 2002 injunction described above, the Company had not yet completed the process necessary to obtain the Section 404 permits for the mine. Therefore, the Company may not be able to reopen its Dal-Tex surface mining operation unless the current injunction is reversed on appeal and it is able to obtain all necessary permits or its permit application meets the "constructive primary purpose" test. If the current litigation is favorably resolved and the Company is able to obtain the necessary permits, it may determine to reopen the mine subject to then-existing market conditions. In addition, on January 15, 2002, the Corps of Engineers reissued the Section 404 nationwide permits, including the Nationwide 21 permit used by coal companies to construct valley fills. In that notice of reissue, the Corps stated that any activities commenced under the nationwide permit, "will have until February 11, 2003 to complete the activity." The ruling in the Kentuckians case may adversely impact the Corps' ability to issue or extend any
Section 404 permit beyond February 11, 2003 to complete the construction of a valley fill.

Low-Sulfur Coal Producer. The Company continues to believe that it is well positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. Approximately one hundred percent of the Company's current coal production and approximately 90% of its reserves are low in sulfur. Approximately 65% of the Company's coal reserves are compliance quality, which means that they meet Phase II standards of the Clean Air Act without application of expensive scrubbing technology. With Phase II now in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal.

Chief Objectives. The Company continues to focus on taking steps designed to increase shareholder returns by improving earnings, strengthening cash generation, improving productivity and reducing costs at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin.

Natural Resource Partners L.P. The Company announced on April 19, 2002 that it had created a limited partnership, Natural Resource Partners L.P., with three private affiliated companies: Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation (collectively, the "WPP Group"). Natural Resource Partners was formed to engage principally in the business of owning and managing coal royalty properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. The Company completed the sale of
1.9 million common units representing limited partner interests in Natural Resource Partners in October 2002, which resulted in net proceeds to the Company of $33.6 million. The proceeds were immediately applied to debt reduction. After the completion of the sale, the Company holds 34.1% of the limited partner interests and 42.25% of the general partnership. The Company contributed approximately 454 million tons of its 3.4 billion tons of total coal reserves to Natural Resource Partners in exchange for its original ownership interest in the partnership.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2002 and 2001:

                                                               2002                2001
                                                          ----------------    ----------------
                                                                     (in millions)

              Cash provided by (used in):
                 Operating activities                           $129.7             $123.7
                 Investing activities                           (136.8)            (103.3)
                 Financing activities                              9.4              (20.4)


Despite lower net income and an increase in inventories, cash provided by operating activities increased during the nine months ended September 30, 2002 when compared to the same period in 2001. The increase was primarily attributable to reduced requirements for working capital components other than inventories. Cash used in investing activities during the nine months ended September 30, 2002 increased over the same period in 2001 due to higher capital expenditures during the first nine months of 2002 as the Company increased capital expenditures to maintain existing infrastructure and prepared to increase production for anticipated higher market prices. During January of 2001 and 2002, the Company made the third and fourth, respectively, of five annual $31.6 million payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The remaining payment is due in January 2003.

Cash provided by financing activities was $9.4 million during the nine months ended September 30, 2002 compared to cash used in financing activities of $20.4 million during the nine months ended September 30, 2001. The cash provided by financing activities during the first nine months of 2002 reflects borrowings on the Company's revolver and line of credit caused in part by higher capital expenditures during the first nine months of 2002, while cash used in financing activities during the first nine months of 2001 reflects the pay-down of $385.4 million of debt primarily from a February 2001 and April 2001 issuance of common stock which resulted in proceeds of $372.2 million. In addition, during the nine months ended September 30, 2002, the Company acquired certain assets that were held under a capital lease arrangement for a payment of $6.5 million. Also during the first nine months of 2002, the Company entered into a sale and leaseback of equipment that resulted in proceeds of $9.2 million.

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

Expenditures for property, plant and equipment were $117.4 million for the nine months ended September 30, 2002, compared to $89.8 million for the nine months ended September 30, 2001. Capital expenditures are made to rebuild, improve and replace existing mining equipment, expand and extend the infrastructure at existing mines, develop new mines and improve the overall efficiency of mining operations. It is anticipated that future capital expenditures will be funded by available cash and existing credit facilities.

At September 30, 2002, the Company had $41.8 million in letters of credit outstanding which, when combined with borrowings under the revolver, resulted in $205.8 million of unused capacity under the Company's revolving credit facility. Sufficient unused facility is currently available to fund all operating needs. Financial covenant requirements may restrict the unused capacity available to the Company for borrowing and letters of credit.

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

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2002, there were $20.0 million of such agreements in effect, all of which were outstanding. The Company can also issue an additional $455.5 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates. At September 30, 2002, debt included $797.4 million of floating-rate debt, for which the rate of interest is a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At September 30, 2002, the Company had interest-rate swap agreements having a total notional value of $525 million, including $250 million for which the fixed rate becomes effective as of October 2003. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.74% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements as adjustments to interest expense, thereby adjusting the effective interest rate on the Company's debt. After taking into consideration interest-rate swap agreements, debt exposed to variable rates was $522.4 million at September 30, 2002. Gains and losses on terminations of interest-rate swap agreements are deferred on the Company's balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the original term of the terminated swap agreement as if it were still in place. The remaining terms of the swap agreements at September 30, 2002 ranged from 35 to 60 months. All instruments are entered into for other than trading purposes.

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

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at September 30, 2002, with all other variables held constant. A 100-basis-point decrease in market interest rates would result in a $17.6 million increase in the fair value of the fixed portion of the debt at September 30, 2002. Based on the variable-rate debt included in the Company's debt portfolio as of September 30, 2002, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $5.2 million of interest expense incurred based on September 30, 2002 debt levels. Similarly, relative to the Company's diesel hedge position, at September 30, 2002, a $0.10 per gallon decrease in the price of heating oil would result in a $0.98 million increase in the fair value of the financial position of the heating oil swap.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2002. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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


CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage - Variable Interest Rate - Covenants.

As of September 30, 2002, the Company had outstanding consolidated indebtedness of $798.8 million, representing approximately 59% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt-service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

After taking into consideration the Company's interest-rate swaps which convert the Company's variable rate debt to fixed, approximately 65% of the Company's indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

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

Losses.

The Company reported a net loss of $3.6 million for the nine months ended September 30, 2002. The losses in the first nine months of 2002 were primarily due to the Company's decision to scale back production during the first nine months of the year in response to a weak market environment and increased costs at certain of the Company's operations. The decision to scale back production came after the Company had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal the Company had previously projected for 2002. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase cost of coal sales.

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

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA's position, although it remanded the EPA's ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA's adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and the development of new mines by the Company. This in turn may result in decreased production by the Company and a corresponding decrease in the Company's revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

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

Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Safety and Health Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Safety and Health Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease.

Surface Mining Control And Reclamation Act. SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, the Company is contractually obligated under the terms of its leases to comply with all laws, including SMCRA and equivalent state and local laws. These obligations include reclaiming and restoring the mined areas by grading, shaping, preparing the soil for seeding and by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

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

Surety Bonds. Federal and state laws require the Company to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. It has become increasingly difficult for the Company to secure new surety bonds or renew such bonds without the posting of collateral. In addition, surety bond costs have increased while the market terms of such bonds have generally become more unfavorable.

West  Virginia   Cumulative   Hydrologic   Impact   Analysis   Litigation.   Two
environmental groups sued the West Virginia Department of Environmental Protection in January 2000 in federal court, alleging various violations of the Clean Water Act and SMCRA. The lawsuit was amended in September 2001 to name Gale Norton, Secretary of the Interior, as a defendant. The U.S. Office of Surface Mining is a division within the Department of Interior. The lawsuit, Ohio River Valley Environmental Coalition, Inc. v. Castle, specifically alleges that the West Virginia Department of Environmental Protection has violated its non-discretionary duty to require all surface and underground mining permit applications to include certain stream flow and water quality data and an analysis of the probable hydrologic consequences of the proposed mine, and that the West Virginia Department of Environmental Protection failed to conduct SMCRA-required cumulative hydrologic impacts analysis prior to issuing mining permits. The lawsuit also alleges that the Office of Surface Mining has a non-discretionary duty to apply the federal SMCRA law in West Virginia due to the deficiencies in the state program. In March 2001, the district court denied the plaintiff's motion for a preliminary injunction on its claims against the West Virginia Department of Environmental Protection. In September 2001, the
district court denied a motion to dismiss for lack of jurisdiction filed by defendant Michael Callaghan, Secretary of the West Virginia Department of Environmental Protection. Callaghan filed an interlocutory appeal of this decision in October 2001. The Fourth Circuit Court of Appeals is awaiting briefing under an extended schedule in this case. If the plaintiffs are eventually successful in this lawsuit, the West Virginia Department of Environmental Protection will have to modify its procedures and requirements for the content and review of mining permit applications, or the federal government will be ordered to assume control over mining permits in West Virginia. Any of these changes are likely to increase the cost of preparing applications and the time required for their review, and may entail additional operating expenditures and, possibly, restrictions on operating.

West Virginia SMCRA Bond Lawsuit. In November 2000, the West Virginia Highlands Conservancy filed a lawsuit in federal district court against the U.S. Department of Interior, the U.S. Office of Surface Mining and the West Virginia Department of Environmental Protection. The lawsuit, West Virginia Highlands Conservancy v. Norton, which seeks declaratory and injunctive relief, generally challenges the adequacy of the two-tier West Virginia alternative bond reclamation program. The first tier requires mine operators to post a bond of up to $5,000 per acre mined. The second tier creates a special reclamation fund which is funded by an assessment on mine operators of three cents per ton of coal mined. The West Virginia Highlands Conservancy claims that, individually and collectively, the alternative bond reclamation program has inadequate funds to cover the state's cost of conducting mining site reclamation for those sites where the mine operator has defaulted, or might default, on its reclamation obligations. Based upon the alleged inadequacy of the alternative bonding program, the lawsuit claims that the Department of the Interior and the Office of Surface Mining violated their obligations under SMCRA by either (1) not asserting federal control over the West Virginia SMCRA bonding program or (2) not revoking federal approval of the West Virginia SMCRA program and assuming control under SMCRA. The lawsuit also alleges that the West Virginia Department of Environmental Protection (1) failed to ensure that the state bonding program met certain minimum requirements and (2) improperly issued SMCRA permits without requiring mine operators to post sufficient reclamation bonds.

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

The current deficit will be eliminated through special reclamation taxes on clean coal production totaling fourteen cents per ton, of which seven cents is an additional temporary tax that will terminate in 39 months. The Office of Surface Mining has projected that these taxes will eliminate the deficit. These taxes and whatever other requirements may be adopted in the future by the advisory council will likely result in increases in the funds that mine operators are required to post in order to obtain permits and could result in further additional costs or fees related to the operation of a coal mine or the sale of coal. Any changes to the state reclamation bonding program could also complicate and protract the process of applying for and obtaining necessary permits.

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

Electric Industry Factors;Customer Creditworthiness.

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

In addition, the Company's ability to receive payment for coal sold and delivered depends on the creditworthiness of its utility customers and trading partners. In general, the creditworthiness of the Company's customers, especially its coal trading counterparties, has deteriorated. If such trends continue, the Company's acceptable customer base may be limited.

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

Reserve Degradation And Depletion.

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006. The Mountaineer Mine generated $29.9 million and $28.8 million of the Company's total operating income in the first nine months of 2002 and 2001, respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1 Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000)

4.1 Form of Rights Agreement, dated March 3, 2000 (incorporated herein by reference to Exhibit 1 to a Current Report on Form 8-A filed on March 9,
     2000)

99.1 Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Steven F. Leer

99.3 Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Robert J. Messey

(b)  Reports on Form 8-K

     Reports on Form 8-K: A report on Form 8-K dated July 18, 2002 announcing the Company's second quarter earnings was filed by the Company in the quarter ended September 30, 2002.

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



                                                    ARCH COAL, INC.
                                                    ---------------
                                                     (Registrant)



                                                    /s/ John W. Lorson
                                                    ------------------

Date:  November 12, 2002                             John W. Lorson
                                                     Controller
                                                     (Chief Accounting Officer)




                                 CERTIFICATIONS

I, Steven F. Leer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Arch Coal, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                          /s/ Steven F. Leer
                                          ---------------------------
                                          Steven F. Leer
                                          President and Chief Executive Officer





I, Robert J. Messey, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Arch Coal, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                                            /s/ Robert J. Messey
                                            ---------------------------
                                            Robert J. Messey
                                            Senior Vice President and
                                            Chief Financial Officer