Form 10-Q/A
period 2002-09-30
ARCH COAL INC
filed 2002-11-14
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q/A

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

                        EXPLANATORY NOTE TO FORM 10-Q/A


Arch Coal, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002. It is amending Part I, Item 1 (Financial Statements) to correct an inadvertent clerical error. The line item "Long-term debt" in the Company's Condensed Consolidated Balance Sheets was dropped in its entirety during the process of converting the document to EDGAR. This error did not affect the remainder of the Balance Sheets and there is no change to the Company's Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

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

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk...29


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings...........................................29



       Item 6.    Exhibits and Reports on Form 8-K............................29

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                                           September 30,            December 31,
                                                                               2002                     2001
                                                                        --------------------    ----------------------
                                                                           (Unaudited)
Assets
   Current assets
     Cash and cash equivalents                                          $         9,213         $          6,890
     Trade accounts receivable                                                  141,887                  149,956
     Other receivables                                                           33,253                   32,303
     Inventories                                                                 73,710                   60,133
     Prepaid royalties                                                            1,994                    1,997
     Deferred income taxes                                                       23,840                   23,840
     Other                                                                       12,948                   14,337
                                                                        --------------------    ----------------------
        Total current assets                                                    296,845                  289,456
                                                                        --------------------    ----------------------

   Property, plant and equipment, net                                         1,388,412                1,396,786
                                                                        --------------------    ----------------------

   Other assets
     Prepaid royalties                                                           51,198                   35,216
     Coal supply agreements                                                      65,551                   81,424
     Deferred income taxes                                                      212,108                  195,411
     Investment in Canyon Fuel                                                  157,800                  170,686
     Other                                                                       44,269                   34,580
                                                                        --------------------    ----------------------
         Total other assets                                                     530,926                  517,317
                                                                        --------------------    ----------------------
         Total assets                                                   $     2,216,183         $      2,203,559
                                                                        ====================    ======================

Liabilities and stockholders' equity
   Current liabilities
     Accounts payable                                                   $       109,757         $         99,081
     Accrued expenses                                                           142,122                  134,062
     Current portion of debt                                                      6,500                    6,500
                                                                        --------------------    ----------------------
         Total current liabilities                                              258,379                  239,643
   Long-term debt                                                               792,291                  767,355
   Accrued postretirement benefits other than pension                           324,501                  326,098
   Accrued reclamation and mine closure                                         130,411                  123,761
   Accrued workers' compensation                                                 82,715                   78,768
   Accrued pension cost                                                               -                   22,539
   Obligations under capital leases                                                 432                    8,210
   Other noncurrent liabilities                                                  72,650                   66,443
                                                                        --------------------    ----------------------
         Total liabilities                                                    1,661,379                1,632,817
                                                                        --------------------    ----------------------

Stockholders' equity
   Common stock                                                                     527                      527
   Paid-in-capital                                                              835,740                  835,427
   Retained deficit                                                            (252,004)                (239,336)
   Treasury stock, at cost                                                       (5,047)                  (5,047)
   Accumulated other comprehensive loss                                         (24,412)                 (20,829)
                                                                        --------------------    ----------------------
         Total stockholders' equity                                             554,804                  570,742
                                                                        --------------------    ----------------------
         Total liabilities and stockholders' equity                     $     2,216,183         $      2,203,559
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