Form 10-K
period 2002-12-31
ARCH COAL INC
filed 2003-03-13
CIK 1037676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

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

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (314) 994-2700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           COMMON STOCK, $.01 PAR VALUE                           NEW YORK STOCK EXCHANGE
          PREFERRED SHARE PURCHASE RIGHTS                         NEW YORK STOCK EXCHANGE
5% PERPETUAL CUMULATIVE CONVERTIBLE PREFERRED STOCK                        NONE
                Title of Each Class                      Name of Each Exchange On Which Registered

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant in an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     At December 31, 2002, based on the closing price of the registrant's common stock on the New York Stock Exchange on that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $813,860,138. In determining this amount, the registrant has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock, are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     At March 1, 2003, there were 52,434,170 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

1. Portions of the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission no later than April 1, 2003, are incorporated by reference into Part III of this Form 10-K.

2. Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and IV of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I
  ITEM 1.         BUSINESS....................................................      1
  ITEM 2.         PROPERTIES..................................................      8
  ITEM 3.         LEGAL PROCEEDINGS...........................................     10
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     10
PART II
  ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................     11
  ITEM 6.         SELECTED FINANCIAL DATA.....................................     11
  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................     11
  ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................     11
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     11
  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................     11
PART III
  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     11
  ITEM 11.        EXECUTIVE COMPENSATION......................................     11
  ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................     12
  ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     12
  ITEM 14.        CONTROLS AND PROCEDURES.....................................     12
PART IV
  ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.........................................................     12

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arch Coal, Inc. ("Arch Coal" or the "Company") is one of the largest coal producers in the United States. The Company mines, processes and markets compliance and low-sulfur coal from mines located in both the eastern and western United States, enabling it to ship coal cost-effectively to most of the major domestic coal-fired electric generation facilities. As of December 31, 2002, the Company had 25 operating mines and controlled approximately 2.9 billion tons of proven and probable coal reserves. Arch Coal sold 106.7 million tons of coal in 2002. The Company sells substantially all of its coal to producers of electric power.

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

BUSINESS ENVIRONMENT

     United States Coal Markets. Production of coal in the United States has increased from 434 million tons in 1960 to about 1.1 billion tons in 2002. The following table sets forth demand trends for United States coal by consuming sector through 2025 as compiled, preliminary(p) or forecasted(f) by the United States Department of Energy/Energy Information Agency.

                                                                                                                          ANNUAL
                                                                                                                          GROWTH
                                                                                                                           2000-
           CONSUMPTION BY SECTOR              2000    2001    2002(P)   2005(F)   2010(F)   2015(F)   2020(F)   2025(F)   2020(F)
           ---------------------              ----    ----    -------   -------   -------   -------   -------   -------   -------
                                                                              (TONS IN MILLIONS)
Electric Generation.........................    983     957      965     1,012     1,123     1,187     1,263     1,350      1.4%
Industrial..................................     65      63       61        64        66        68        68        71      0.5%
Steel Production............................     29      26       23        25        24        22        20        18     (1.5%)
Residential/Commercial......................      4       4        4         5         5         5         5         5      1.2%
Export......................................     58      49       41        39        35        29        29        26     (2.6%)
                                              -----   -----    -----     -----     -----     -----     -----     -----     ----
  Total.....................................  1,139   1,099    1,094     1,145     1,253     1,311     1,385     1,470      1.3%
                                              =====   =====    =====     =====     =====     =====     =====     =====     ====

     Electricity Generation. Coal has consistently maintained a 49% to 53% market share over competing energy sources to generate electricity during the past ten years because of its relatively low cost and its availability throughout the United States. Coal is the lowest cost fossil-fuel used for base-load electric power generation -- considerably less expensive than natural gas or oil. Coal-fired generation is also competitive with nuclear power generation, especially on an all-in cost per megawatt-hour basis. Hydroelectric power is inexpensive but is limited by both geography and susceptibility to seasonal and climatic conditions. Non hydropower renewable power generation accounts for less than 6% of all the electricity generated in the U.S. and is limited by resources and/or technology. Consequently, approximately 88% of the coal produced in the United States in 2002 was sold in the domestic market as a fuel to the electric generation segment. The remainder of the tons were sold in 2002 as steam coal for industrial and residential purposes, into the export market, and as metallurgical coal. In addition to the relative competitiveness of coal-fired generation plants, coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting coal production and power generation, technological developments and the location, availability and quality of competing sources of coal, as well as other fuels such as natural gas, oil and nuclear and alternative energy sources such as hydroelectric power.

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

     According to the Energy Information Agency, coal is expected to remain the primary fuel for electricity generation through 2025. The following table sets forth the source fuel for electricity generation from 1990 through 2025 as compiled, preliminary(p), annualized(a) or forecasted(f) by the Energy Information Agency.

                                     1990    1995    2000    2002(A)   2005(F)   2010(F)   2015(F)   2020(F)   2025(F)
                                     ----    ----    ----    -------   -------   -------   -------   -------   -------
                                                                 (BILLION KILOWATT HOURS)
Coal...............................  1,590   1,710   1,968    1,919     2,020     2,222     2,368     2,530     2,736
Petroleum..........................    124      75     109       91        34        43        47        43        55
Natural Gas........................    378     499     597      703       685       875     1,087     1,293     1,481
Nuclear............................    577     673     754      786       793       800       805       807       807
Hydro/Renewable/other..............    356     401     373      382       341       355       369       386       399
                                     -----   -----   -----    -----     -----     -----     -----     -----     -----
  Total............................  3,025   3,358   3,801    3,881     3,873     4,295     4,676     5,059     5,478
                                     =====   =====   =====    =====     =====     =====     =====     =====     =====

     Coal's primary advantage is its relatively low cost compared to other fuels used to generate electricity. The following table sets forth the Energy Information Agency's forecast of delivered fuel prices to electric utilities through 2025 as compiled, preliminary(p) or forecasted(f) by the Energy Information Agency. The data-set is derived from the Energy Information Agency's Long-Term forecast published in December 2002 and is presented in 2001 dollars.

                                      2000    2001    2002(P)   2005(F)   2010(F)   2015(F)   2020(F)   2025(F)
                                      ----    ----    -------   -------   -------   -------   -------   -------
                                                             (DOLLARS PER MILLION BTUS)
ANNUAL ENERGY OUTLOOK
Petrol (Residual)...................  $4.39   $4.50    $3.72     $3.85     $3.97     $4.07     $4.21     $4.40    (0.1%)
Natural Gas.........................   4.42    4.78     3.47      3.27      3.79      4.14      4.30      4.60    (0.2%)
Coal................................   1.23    1.25     1.22      1.22      1.17      1.15      1.12      1.10    (0.5%)

     Coal Production. United States coal production was 1.1 billion tons in 2002. The following table, derived from data prepared by the Energy Information Agency, sets forth principal United States production statistics for the periods indicated.

                                           1980      1985      1990      1995     1999     2000    2002(P)
                                           ----      ----      ----      ----     ----     ----    -------
TOTAL TONS (IN MILLIONS)................      830       884     1,029    1,033    1,100    1,074    1,100
    East................................      566       554       627      544      530      508      499
    West................................      264       330       402      489      570      566      601
    Underground.........................      329       349       424      396      389      374      357
    Surface.............................      501       555       605      637      711      700      743
PERCENT OF TOTAL TONS
    East................................       68%       63%       61%      53%      48%      47%      45%
    West................................       32        37        39       47       52       53       55
    Underground.........................       40        39        41       38       35       35       32
    Surface.............................       60        61        59       62       65       65       68
NUMBER OF MINES (FROM RDI)
    Underground.........................    1,875     1,695     1,422      977      749      707      611
    Surface.............................    1,997     1,660     1,285    1,127      842      746      742
                                          -------   -------   -------   ------   ------   ------   ------
    Total...............................    3,872     3,355     2,707    2,104    1,591    1,453    1,353
AVERAGE NUMBER OF MINE EMPLOYEES (FROM
  RDI)
    Underground.........................  150,328   107,357    63,960   44,254   35,080   31,825   33,551
    Surface.............................   74,610    61,924    43,402   31,777   27,136   24,640   27,561
AVERAGE PRODUCTION PER MINE
  (TONS IN THOUSANDS)
    Underground.........................      177       203       297      402      514      531      576
    Surface.............................      249       325       472      568      850      935    1,008

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

     The terms of the Company's coal sales contracts result from bidding and extensive negotiations with customers. Consequently, the terms of these contracts typically vary significantly in many respects, including price adjustment features, provisions permitting renegotiation or modification of coal sale prices, coal quality requirements, quantity parameters, flexibility and adjustment mechanisms, permitted sources of supply, treatment of environmental constraints, options to extend, and force majeure, suspension, termination and assignment provisions.

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

     A factor that may impact the Company's sale of coal in the future is the development of coal commodity trading. The New York Mercantile Exchange has initiated both electricity commodity trading and coal contract trading. The coal contract trading is based on a Huntington, West Virginia barge loading hub. In addition, some brokerage and marketing firms have entered the coal markets and devised transactions that mimic commodity activity. Today, limited over-the-counter trading is being conducted on both firm-forward transactions as well as put, call and other options. A trend to more commodity-type transactions could mark a significant change in how coal is sold. The Company is unable to predict whether this trend will have a material effect on its sales and whether any such effect would be positive or negative on its operating results.

COMPETITION

     The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal producing regions in which the Company operates. The Company competes with several major coal producers in the Central Appalachian and Powder River Basin areas. It also competes with a number of smaller producers in those and its other market regions.

OPERATIONS

     As of December 31, 2002, the Company operated a total of 25 mines, all located in the United States. Coal is transported from the Company's mining complexes to customers by means of railroad cars, river barges or trucks, or a combination of these means of transportation. As is customary in the industry, virtually all the Company's coal sales are made F.O.B. mine or loadout, meaning that customers are responsible for the cost of transporting purchased coal to their facilities. The following table provides the location and a summary of information regarding the Company's principal mining complexes and the coal reserves associated with these operations as of December 31, 2002:

                                                                                        TONS SOLD       COST(11)/
                             CAPTIVE     CONTRACT       MINING                           IN 2002       BOOK VALUE
MINING COMPLEX (LOCATION)   MINE(S)(1)   MINE(S)     EQUIPMENT(2)    TRANSPORTATION   (IN MILLIONS)   (IN MILLIONS)
-------------------------   ----------   --------    ------------    --------------   -------------   -------------
CENTRAL APPALACHIA
Mingo Logan (WV)..........  U            U          LW, C                NS                 4.5            117/21
Coal-Mac (WV).............  S            S          L                 Barge/NS              2.1              34/9
Dal-Tex (WV)(3)...........  --           --         --                   CSX                 --               1/1
Hobet 21 (WV).............  S            U          D, L, S, C(4)        CSX                5.3             80/34
Arch of West Virginia
 (WV).....................  S            U          D, L, S, HW(5)       CSX                3.6            114/16
Samples (WV)..............  S            U, S       D, L, S (6)       Barge/CSX             5.5            139/51
Campbells Creek (WV)......  --           U          --                  Barge               1.1               3/0
Lone Mountain (KY)........  U(2)         --         C                  NS/CSX               2.6            100/39
Pardee (VA)...............  S, U         U          L, C                 NS                 1.6             46/10

WESTERN UNITED STATES
Black Thunder (WY)........  S            --         D, S (7)            UP/BN              65.1           307/224
Coal Creek (WY)(8)........  --           --         --                  UP/BN                --             42/33
West Elk (CO).............  U            --         LW, C                UP                 6.7            132/69
Skyline (UT)(9)...........  U            --         LW, C                UP                 3.4               N/A
SUFCO (UT)(9).............  U            --         LW, C                UP                 7.2               N/A
Dugout Canyon (UT)(9).....  U            --         LW, C                UP                 2.0               N/A
Arch of Wyoming (WY)......  S(2)         --         D, S (10)            UP                 0.6              52/3
                                                                                          -----         ---------
Totals....................                                                                111.3         1,167/510
                                                                                          =====         =========

                            TOTAL ASSIGNED
                             RECOVERABLE
                               RESERVES          PROVEN          PROBABLE
                            (IN THOUSANDS    (IN THOUSANDS    (IN THOUSANDS
MINING COMPLEX (LOCATION)      OF TONS)         OF TONS)         OF TONS)
-------------------------   --------------   -------------    -------------
CENTRAL APPALACHIA
Mingo Logan (WV)..........       22,769           19,265           3,504
Coal-Mac (WV).............       17,682           17,539             143
Dal-Tex (WV)(3)...........      100,475           72,807          27,668
Hobet 21 (WV).............       95,372           59,784          35,588
Arch of West Virginia
 (WV).....................       29,413           28,496             917
Samples (WV)..............       37,662           34,389           3,273
Campbells Creek (WV)......        9,899            9,809              90
Lone Mountain (KY)........       48,537           41,423           7,114
Pardee (VA)...............       26,548           23,402           3,146

WESTERN UNITED STATES
Black Thunder (WY)........      854,496          838,793          15,703
Coal Creek (WY)(8)........      233,324          227,268           6,056
West Elk (CO).............      112,014           88,180          23,834
Skyline (UT)(9)...........       27,930           16,449          11,481
SUFCO (UT)(9).............       61,833           25,619          36,214
Dugout Canyon (UT)(9).....       35,694           26,099           9,595
Arch of Wyoming (WY)......        1,343            1,343              --
                              ---------        ---------         -------
Totals....................    1,714,991        1,530,665         184,326
                              =========        =========         =======

-------------------------

    S     =   Surface Mine      D     =   Dragline          UP    =   Union Pacific Railroad
    U     =   Underground Mine  L     =   Loader/Truck      CSX   =   CSX Transportation
                                S     =   Shovel/Truck      BN    =   Burlington Northern Railroad
                                LW    =   Longwall          NS    =   Norfolk Southern Railroad
                                C     =   Continuous Miner
                                HW    =   Highwall Miner

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

 (5) Utilizes a 53-cubic-yard dragline, a 43-cubic-yard shovel, a 22-cubic-yard shovel and a 28-cubic-yard loader at the Ruffner mine.

 (6) Utilizes a 117-cubic-yard dragline, two 53-cubic-yard shovels and three 28-cubic-yard loaders.

 (7) Utilizes 164-cubic-yard, 130-cubic-yard, 78-cubic-yard and 45-cubic-yard draglines and 53-cubic-yard, 60-cubic-yard and 82-cubic-yard shovels.

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

(10) Utilizes 76-cubic-yard dragline at Medicine Bow and a 32-cubic-yard dragline at Seminoe II.

(11) Reflects the cost of plant, equipment and development at the mine as of December 31, 2002.

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

REGULATIONS AFFECTING COAL MINING

     The information contained in the "Contingencies -- Reclamation" and "Certain Trends and Uncertainties -- Environmental and Regulatory Factors" sections of "Management's Discussion and Analysis" of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference.

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

     Btu -- British Thermal Unit. A measure of the energy required to raise the temperature of one pound of water one degree Fahrenheit.

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

     Continuous Mining. One of two major underground mining methods now used in the United States (also see "Longwall Mining"). This process utilizes a machine -- a "continuous miner" -- that mechanizes the entire coal extraction process. The continuous miner removes or "cuts" the coal from the seam. The loosened coal then falls on a conveyor for removal to a shuttle car or larger conveyor belt system.

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

EMPLOYEES

     As of March 1, 2003, the Company employed a total of approximately 3750 persons, approximately 600 of whom were represented by the UMWA under a collective bargaining agreement that expires in 2006 and approximately 160 of whom are represented by the Scotia Employees Association under a collective bargaining agreement that expires in 2003.

                               EXECUTIVE OFFICERS

     The following is a list of the Company's executive officers, their ages and their positions and offices held with the Company during the last five years.

     Bradley M. Allbritten, 45, is Vice President -- Marketing of the Company and has served in such capacity since August 2002. From March 2000 to February 2003, Mr. Allbritten was the Company's Vice President -- Human Resources. Mr. Allbritten served as the Company's Director of Human Resources from February 1999 through February 2000.

     C. Henry Besten, Jr., 54, is Senior Vice President -- Strategic Development of the Company and has served in such capacity since December 2002. Mr. Besten is also President of the Company's Arch Energy Resources, Inc. subsidiary and has served in that capacity since July 1997. From July 1997 to December 2002, Mr. Besten served as Vice President -- Strategic Marketing of the Company. Mr. Besten also served as Acting Chief Financial Officer of the Company from January 2000 to December 2000.

     John W. Eaves, 45, is Executive Vice President and Chief Operating Officer of the Company and has served in such capacity since December 2002. From February 2000 to December 2002, Mr. Eaves served as Senior Vice
President -- Marketing of the Company and from September 1995 to December 2002 as President of the Company's Arch Coal Sales Company, Inc. subsidiary. Mr. Eaves also served as Vice President -- Marketing of the Company from July 1997 through February 2000.

     Sheila B. Feldman, 48, is Vice President -- Human Resources of the Company and has served in such capacity since February 2003.

     Robert G. Jones, 46, is Vice President -- Law, General Counsel and Secretary of the Company and has served in such capacity since March 2000. Mr. Jones served the Company as Assistant General Counsel from July 1997 through February 2000 and as Senior Counsel from August 1993 to July 1997.

     Steven F. Leer, 50, is President and Chief Executive Officer and a Director of the Company and has served in such capacity since 1992.

     Robert J. Messey, 57, is Senior Vice President and Chief Financial Officer of the Company and has served in such capacity since December 2000.

     David B. Peugh, 48, is Vice President -- Business Development of the Company and has served in such capacity since 1993.

     Robert W. Shanks, 49, is Vice President -- Operations of the Company and has served in such capacity since July 1997. Since June 1998 he has also served as President of Arch Western Resources. During the past five years, Mr. Shanks has also served as President of the Company's Apogee Coal Company subsidiary.

     Kenneth G. Woodring, 53, is Executive Vice President -- Mining Operations of the Company and has served in such capacity since July 1997.

ITEM 2. PROPERTIES

     The Company estimates that it owned or controlled, as of December 31, 2002, approximately 2.9 billion tons of proven and probable recoverable reserves. Recoverable reserves include only saleable coal and do not include coal which would remain unextracted, such as for support pillars, and processing losses, such as washery losses. Reserve estimates are prepared by the Company's engineers and geologists and reviewed and updated periodically. Total recoverable reserve estimates and reserves dedicated to mines and complexes change from time to time to reflect mining activities, analysis of new engineering and geological data, changes in reserve holdings and other factors. The following table presents the Company's estimated recoverable coal reserves at December 31, 2002 (tonnage in millions):

                                                                   SULFUR CONTENT
                          TOTAL                                (LBS. PER MILLION BTUS)        RESERVE CONTROL
                       RECOVERABLE                          -----------------------------   -------------------
                        RESERVES      PROVEN     PROBABLE     < 1.2     1.2-2.5    > 2.5      OWNED     LEASED
                       -----------    ------     --------     -----     -------    -----      -----     ------
Wyoming..............   1,568,565    1,372,847   195,718    1,460,857    99,799     7,909   1,477,228    91,337
Central Appalachia...     766,207      561,778   204,429      214,246   492,034    59,927     731,092    35,115
Illinois.............     257,094      187,432    69,662           --        --   257,094      36,032   221,062
Utah*................     181,207       94,301    86,906      166,828    14,379        --     175,959     5,248
Colorado.............     154,338      121,549    32,789      152,256     2,082        --     149,696     4,642
                        ---------    ---------   -------    ---------   -------   -------   ---------   -------
Total................   2,927,411    2,337,907   589,504    1,994,187   608,294   324,930   2,570,007   357,404
                        =========    =========   =======    =========   =======   =======   =========   =======


                            MINING METHOD
                       -----------------------
                       UNDERGROUND    SURFACE
                       -----------    -------
Wyoming..............     164,302    1,404,263
Central Appalachia...     521,033      245,174
Illinois.............     245,533       11,561
Utah*................     181,207           --
Colorado.............     154,338           --
                        ---------    ---------
Total................   1,266,413    1,660,998
                        =========    =========

-------------------------

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

     As of December 31, 2002, approximately 86,659 acres (which includes 100% of the acreage held by Canyon Fuel) out of the Company's total of approximately 608,000 acres of coal land was leased from the federal government. These leases have terms expiring between 2002 and 2019, subject to readjustment or extension and to earlier termination for failure to meet diligent development requirements. The Company has entered into leases covering substantially all of its leased reserves which are not scheduled to expire prior to expiration of projected mining activities. Royalties are paid to lessors either as a fixed-price per-ton or as a percentage of the gross sales price of the mined coal. The Company pays percentage-based royalties under the majority of its significant leases. The terms of most of these leases extend until the exhaustion of mineable and merchantable coal. The remaining leases have initial terms ranging from one to 40 years from the date of their execution, with most containing options to renew. In some cases, a lease bonus, or prepaid royalty, is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

     All of the identified coal reserves held by the Company's subsidiaries have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 68% consist of compliance coal while an additional 21% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Some of the Company's low-sulfur coal can be marketed as compliance coal when blended with other compliance coal. Accordingly, most of the Company's reserves are primarily suitable for the domestic steam coal markets. However, a substantial portion of the low-sulfur and compliance coal reserves at the Mingo Logan operations may also be used as a high-volatile, low-sulfur, metallurgical coal.

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

     The carrying cost of the Company's coal reserves at December 31, 2002 (which does not include the Company's 65% share of Canyon Fuel) was $816.9 million, consisting of $56.0 million of prepaid royalties and the $760.9 million net book value of coal lands and mineral rights.

     The Company's executive headquarters occupy approximately 78,000 square feet of leased space at One CityPlace Drive, in St. Louis, Missouri. See "Item
1. Business" for a further description of the Company's subsidiaries' mining complexes, mines, transportation facilities and other operations. The Company's subsidiaries currently own or lease the equipment utilized in their mining operations.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this Item is contained in the "Contingencies -- Legal Contingencies" section of "Management's Discussion and Analysis" contained in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is contained in the Company's 2002 Annual Report to Stockholders under the caption "Stockholder Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is contained in the Company's 2002 Annual Report to Stockholders under the caption "Selected Financial Information", and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is contained in the Company's 2002 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is contained in the Company's 2002 Annual Report to Stockholders under the caption "Management's Discussion and Analysis", and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Annual Report on Form 10-K for the information required by Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the subcaptions "Nominees For a Three-Year Term That Will Expire in 2006", "Directors Whose Terms Will Expire in 2005", and "Directors Whose Terms Will Expire in 2004" which appear under the caption "Election of Directors" in the Company's Proxy Statement to be distributed to Company stockholders in connection with the Company's 2003 Annual Meeting (the "2003 Proxy Statement"). See also the list of the Company's executive officers and related information under "Executive Officers" in Part I, Item 1 herein.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing in the "Summary Compensation Table", the sections entitled "Stock Option Grants", "Stock Option Exercises and Year-End Values", and the Pension Plan section (including the table therein), the Employment Agreements section, and the Compensation of Directors section in the 2003 Proxy Statement. No portion of the Personnel and Compensation Committee Report on Executive Compensation for 2002 or the Arch Coal Performance Graph is incorporated herein in reliance on Regulation S-K, Item 402(a)(8).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Ownership of Arch Coal Common Stock" in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Related Party Transactions" in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     There is hereby incorporated by reference into this Annual Report on Form 10-K the information appearing under the caption "Disclosure Controls and Procedures" in the Company's 2002 Annual Report to Stockholders.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)    The following consolidated financial statements of Arch
                Coal, Inc. and subsidiaries included in the Company's 2002
                Annual Report to Stockholders are incorporated by reference:
                     Consolidated Statements of Operations -- Years Ended
                     December 31, 2002, 2001 and 2000
                     Consolidated Balance Sheets -- December 31, 2002 and
                     2001
                     Consolidated Statements of Stockholders'
                     Equity -- Years Ended December 31, 2002, 2001 and 2000
                     Consolidated Statements of Cash Flows -- Years Ended
                     December 31, 2002, 2001 and 2000
                     Notes to Consolidated Financial Statements
                The following financial statements of Canyon Fuel Company,
                LLC are incorporated by reference to Exhibit 99 to this
                Annual Report on Form 10-K:
                     Statements of Operations -- Years Ended December 31,
                     2002, 2001 and 2000
                     Balance Sheets -- December 31, 2002 and 2001
                     Statements of Members' Equity -- Years Ended December
                     31, 2002, 2001 and 2000
                     Statements of Cash Flows -- Years Ended December 31,
                     2002, 2001 and 2000
                     Notes to Financial Statements
      (a)(2)    The following consolidated financial statement schedule of
                Arch Coal, Inc. and subsidiaries is included in Item 14 at the page indicated:
                    II--Valuation and Qualifying Accounts at page 20.
                All other schedules for which provision is made in the
                applicable accounting regulations of the Securities and
                Exchange Commission are not required under the related
                instructions or are inapplicable and, therefore, have been omitted
      (a)(3)    Exhibits filed as part of this Report are as follows:
 3.1            Restated Certificate of Incorporation of Arch Coal, Inc.
                (incorporated herein by reference to Exhibit 3.1 of the
                Company's Quarterly Report on Form 10-Q for the Quarter
                Ended March 31, 2000)
 3.2            Restated and Amended Bylaws of Arch Coal, Inc. (incorporated herein by reference to the Company's Annual Report on Form
                10-K for the Year Ended December 31, 2000)

 4.1 Form of Rights Agreement, dated March 3, 2000 (incorporated herein by reference to Exhibit 1 to a current report on Form
                8-A filed on March 9, 2000)
 4.2            Description of Indenture pursuant to Shelf Registration
                Statement (incorporated herein by reference to the Company's
                Registration Statement on Form S-3 (Registration No.
                333-58738) filed on April 11, 2001)
 4.3            Amended and Restated Credit Agreement, dated as of April 18,
                2002, by and among the Company, the Lenders party thereto, PNC Bank, National Association, as administrative agent,
                JPMorgan Chase Bank, as syndication agent, and Citibank, N.A., Credit Lyonnais New York Branch, and U.S. Bank
                National Association, as documentation agents (incorporated herein by reference to Exhibit 4.7 to the Company's
                Quarterly Report on Form 10-Q for the Quarter Ended March
                31, 2002)
 4.4            Amended and Restated Credit Agreement, dated as of April 18,
                2002, by and among the Arch Western Resources, LLC, the Lenders party thereto, PNC Bank, National Association, as administrative agent, JPMorgan Chase Bank, as syndication agent, and Citibank, N.A., Credit Lyonnais New York Branch, and U.S. Bank National Association, as documentation agents
                (incorporated herein by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the Quarter
                Ended March 31, 2002)
 4.5            Certificate of Designations Establishing the Designations,
                Powers, Preferences, Rights, Qualifications, Limitations and
                Restrictions of the Company's 5% Perpetual Cumulative
                Convertible Preferred Stock (incorporated herein by reference to Exhibit 3 to current report on Form 8-A filed on March 5, 2003)
10.1            Retention Agreement between Arch Coal, Inc. and Steven F.
                Leer, dated June 5, 2000 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
                10-Q for the Quarter Ended June 30, 2000)
10.2 Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive
                Officer) (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)
10.3 Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1,
                1973, July 1, 1974 and November 12, 1987; Lease Exchange
                Agreement dated July 2, 1979 amended as of January 1, 1984,
                January 7, 1993 and February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990 and
                October 5, 1990 (incorporated herein by reference to Exhibit
                10.8 of the Company's Registration Statement on Form S-4
                (Registration No. 333-28149) filed on May 30, 1997)
10.4            Agreement of Lease by and between Shonk Land Company,
                Limited Partnership and Lawson Hamilton (predecessor to Ark
                Land Company), dated February 8, 1983, as amended October 7,
                1987, March 9, 1989, April 1, 1992, October 31, 1992,
                December 5, 1992, February 16, 1993, August 4, 1994, October
                1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's
                Registration Statement on Form S-4 (Registration No.
                333-28149) filed on May 30, 1997)
10.5            Lease between Little Coal Land Company and Ashland Land &
                Development Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No.
                1 to a Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)

10.6            Agreement of Lease dated January 1, 1988, between Courtney
                Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the Company
                (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31,
                1995, filed by Ashland Coal, Inc., a subsidiary of the Company)
10.7            Lease between Dickinson Properties, Inc., the Southern Land
                Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co.,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc.
                (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as Amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.8 Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the Company that Subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment
                No. 1 to a Registration Statement on Form S-1 (Registration
                No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.9            Lease and Modification Agreement between Horse Creek Coal
                Land Company, Ashland and Hobet Mining & Construction Co.,
                Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc.
                (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.10           Lease Agreement between C. C. Lewis Heirs Limited
                Partnership and Allegheny Land Company, a second-tier subsidiary of the Company (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No 1 to a
                Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.11           Sublease between F. B. Nutter, Sr., et al., and Hobet Mining
                & Construction Co., Inc., an independent operating subsidiary of the Company that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a
                Registration Statement on Form S-1 (Registration No.
                33-22425), as amended, filed by Ashland Coal, Inc., a subsidiary of the Company, on August 11, 1988)
10.12           Coal Lease Agreement dated as of March 31, 1992, among Hobet
                Mining, Inc. (successor by merger with Dal-Tex Coal
                Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related Company Guarantee (incorporated herein by reference to a Current Report on Form 8-K dated
                April 6, 1992 filed by Ashland Coal, Inc., a subsidiary of the Company)
10.13           Lease dated as of October 1, 1987, between Pocahontas Land
                Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to a Current
                Report on Form 8-K filed on February 14, 1990 by Ashland
                Coal, Inc., a subsidiary of the Company)
10.14           Consent, Assignment of Lease and Guaranty dated January 24,
                1990, among Pocahontas Land Corporation, Mingo Logan Coal
                Company, Mountain Gem Land, Inc. and Ashland Coal, Inc.
                (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to a Current Report on Form 8-K filed on
                February 14, 1990 by Ashland Coal, Inc., a subsidiary of the
                Company)

10.15           Federal Coal Lease dated as of June 24, 1993 between the
                United States Department of the Interior and Southern Utah
                Fuel Company (incorporated herein by reference to Exhibit
                10.17 of the Company's Annual Report on Form 10-K for the
                Year Ended December 31, 1998)
10.16 Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)
10.17           Federal Coal Lease dated as of July 19, 1997 between the
                United States Department of the Interior and Canyon Fuel
                Company, LLC (incorporated herein by reference to Exhibit
                10.19 of the Company's Annual Report on Form 10-K for the
                Year Ended December 31, 1998)
10.18           Federal Coal Lease dated as of January 24, 1996 between the
                United States Department of the Interior and the Thunder
                Basin Coal Company (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)
10.19 Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)
10.20           Federal Coal Lease effective as of May 1, 1995 between the
                United States Department of the Interior and Mountain Coal
                Company (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year
                Ended December 31, 1998)
10.21           Federal Coal Lease dated as of January 1, 1999 between the
                Department of the Interior and Ark Land Company
                (incorporated herein by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the Year Ended
                December 31, 1998)
10.22           Federal Coal Lease dated as of October 1, 1999 between the
                United States Department of the Interior and Canyon Fuel
                Company, LLC (incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)
10.23           Form of Indemnity Agreement between Arch Coal, Inc. and
                Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 of the Company's Registration
                Statement on Form S-4 (Registration No. 333-28149) filed on
                May 30, 1997)
10.24           Arch Coal, Inc. 1998 Incentive Compensation Plan
                (incorporated herein by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the Year Ended
                December 31, 1997)
10.25           Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred
                Compensation Plan (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form
                S-8 (Registration No. 333-68131) filed on December 1, 1998)
10.26           Arch Coal, Inc. 1997 Stock Incentive Plan (as Amended and
                Restated on February 28, 2002) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002)
10.27           Arch Mineral Corporation 1996 ERISA Forfeiture Plan
                (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration
                No. 333-28149) filed on May 30, 1997)
10.28           Arch Coal, Inc. Outside Directors' Deferred Compensation
                Plan effective January 1, 1999 (incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the Year Ended December 31, 1998)

10.29           Second Amendment to the Arch Mineral Corporation
                Supplemental Retirement Plan effective January 1, 1998
                (incorporated herein by reference to Exhibit 10.31 of the
                Company's Annual Report on Form 10-K for the Year Ended
                December 31, 1998)
13              Portions of the Company's Annual Report to Stockholders for
                the year ended December 31, 2002 (filed herewith)
21              Subsidiaries of the Company (filed herewith)
23.1            Consent of Ernst & Young LLP (filed herewith)
24              Power of Attorney (filed herewith)
99              Financial Statements of Canyon Fuel Company, LLC (filed
                herewith)
99.1            Certification of Steven F. Leer pursuant to 18 U.S.C.
                Section 1350 (filed herewith)
99.2            Certification of Robert J. Messey pursuant to 18 U.S.C.
                Section 1350 (filed herewith)

-------------------------

 * Exhibits 10.24, 10.25, 10.26, 10.27 and 10.29 are executive compensation plans.

** Upon written or oral request to the Company's Secretary, a copy of any of the above exhibits will be furnished at cost.

         (b)    Reports on Form 8-K
                A report on Form 8-K announcing the promotion of John W.
                Eaves to Executive Vice President and Chief Operating
                Officer was filed by the Company on December 18, 2002.
         (d)    Financial Statements of Canyon Fuel Company, LLC
                (incorporated by reference to Exhibit 99 of this Annual
                Report on Form 10-K for the Year Ended December 31, 2002).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Arch Coal, Inc.
                                          (Registrant)

                                          By:      /s/ STEVEN F. LEER
                                            ------------------------------------
                                                       Steven F. Leer
                                               President and Chief Executive
                                                           Officer

                                          Date: March 13, 2003

                     SIGNATURES                                            CAPACITY
                     ----------                                            --------
                 /s/ STEVEN F. LEER                     President and Chief Executive Officer and
----------------------------------------------------    Director
                   Steven F. Leer

                /s/ ROBERT J. MESSEY                    Senior Vice President and Chief Financial
----------------------------------------------------    Officer (Principal Financial Officer)
                  Robert J. Messey

                 /s/ JOHN W. LORSON                     Controller
----------------------------------------------------
                   John W. Lorson

                         *                              Director
----------------------------------------------------
                   James R. Boyd

                         *                              Director
----------------------------------------------------
                   Frank M. Burke

                         *                              Director
----------------------------------------------------
                  Douglas H. Hunt

                         *                              Director
----------------------------------------------------
                  James L. Parker

                         *                              Director
----------------------------------------------------
                  A. Michael Perry

                         *                              Director
----------------------------------------------------
                  Robert G. Potter

                         *                              Director
----------------------------------------------------
                 Theodore D. Sands

*By:                /s/ ROBERT G. JONES
       ---------------------------------------------
                      Robert G. Jones
                    As Attorney-in-fact

ORIGINAL POWERS OF ATTORNEY AUTHORIZING STEVEN F. LEER AND ROBERT G. JONES, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.

                                 CERTIFICATIONS

I, Steven F. Leer, certify that:

     1. I have reviewed this annual report on Form 10-K of Arch Coal, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ STEVEN F. LEER
                                          --------------------------------------
                                                      Steven F. Leer
                                          President and Chief Executive Officer

                                          Date: March 13, 2003

I, Robert J. Messey, certify that:

     1. I have reviewed this annual report on Form 10-K of Arch Coal, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                          By:     /s/ ROBERT J. MESSEY
                                            ------------------------------------
                                                      Robert J. Messey
                                              Senior Vice President and Chief
                                                      Financial Officer

                                          Date: March 13, 2003

                                                                     SCHEDULE II

                        ARCH COAL, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                  BALANCE AT   CHARGED TO                   BALANCE AT
                                                  BEGINNING    COSTS AND                      END OF
                  DESCRIPTION                      OF YEAR      EXPENSES    DEDUCTIONS(1)      YEAR
                  -----------                     ----------   ----------   -------------   ----------
Year Ended December 31, 2002
     Reserves Deducted from Asset Accounts
          Other Assets -- Other Notes and
            Accounts Receivable................        544        3,409            59          3,894
          Current Assets -- Supplies
            Inventory..........................     16,598        1,831           914         17,515
Year Ended December 31, 2001
     Reserves Deducted from Asset Accounts
          Other Assets -- Other Notes and
            Accounts Receivable................         59          544            59            544
          Current Assets -- Supplies
            Inventory..........................     19,839        1,674         4,915         16,598
Year Ended December 31, 2000
     Reserves Deducted from Asset Accounts
          Other Assets -- Other Notes and
            Accounts Receivable................        541           --           482             59
          Current Assets -- Supplies
            Inventory..........................     23,942        4,223         7,926         19,839

-------------------------

(1) Reserves utilized, unless otherwise indicated.