Form 10-Q
period 2003-03-31
ARCH COAL INC
filed 2003-05-15
CIK 1037676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2003

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

AT MAY 1, 2003, THERE WERE 52,436,832 SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                        PAGE
       Item 1.    Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002.......................................................  1

         Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 2003 and 2002...........................................  2

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2003 and 2002..............................  3

         Notes to Condensed Consolidated Financial Statements.........................  4

       Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.................. 10

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......... 26


PART II.  OTHER INFORMATION

       Item 1.    Legal Proceedings................................................... 27

       Item 4.    Submission of Matters to a Vote of Securities Holders............... 27

       Item 6.    Exhibits and Reports on Form 8-K.................................... 27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ARCH COAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003            2002
                                                               ------------    ------------
                                                                (Unaudited)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                 $     65,787    $      9,557
     Trade receivables                                              127,549         135,903
     Other receivables                                               23,124          30,927
     Inventories                                                     75,741          66,799
     Prepaid royalties                                                6,250           4,971
     Deferred income taxes                                           27,775          27,775
     Other                                                           13,285          15,781
                                                               ------------    ------------
                  Total current assets                              339,511         291,713
                                                               ------------    ------------

   PROPERTY, PLANT AND EQUIPMENT, NET                             1,335,614       1,284,968
                                                               ------------    ------------

   OTHER ASSETS
     Prepaid royalties                                               67,078          51,078
     Coal supply agreements                                          53,447          59,240
     Deferred income taxes                                          228,513         221,116
     Equity investments                                             231,862         231,551
     Other                                                           44,617          43,142
                                                               ------------    ------------
                                                                    625,517         606,127
                                                               ------------    ------------
                  Total assets                                 $  2,300,642    $  2,182,808
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                          $     99,438    $    113,527
     Accrued expenses                                               153,090         133,287
     Current portion of debt                                          4,650           7,100
                                                               ------------    ------------
                  Total current liabilities                         257,178         253,914
   Long-term debt                                                   700,195         740,242
   Accrued postretirement benefits other than pension               331,169         324,539
   Asset retirement obligations                                     145,554         117,804
   Accrued workers' compensation                                     81,771          80,985
   Other noncurrent liabilities                                     132,792         130,461
                                                               ------------    ------------
                  Total liabilities                               1,648,659       1,647,945
                                                               ------------    ------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                       29              --
   Common stock                                                         528             527
   Paid-in capital                                                  974,877         835,763
   Retained deficit                                                (274,992)       (253,943)
   Treasury stock, at cost                                           (5,047)         (5,047)
   Accumulated other comprehensive loss                             (43,412)        (42,437)
                                                               ------------    ------------
                  Total stockholders' equity                        651,983         534,863
                                                               ------------    ------------
                  Total liabilities and stockholders' equity   $  2,300,642    $  2,182,808
                                                               ============    ============

            See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ------------------------
                                                               2003          2002
                                                            ----------    ----------
REVENUES
   Coal sales                                               $  327,390    $  358,595
   Income from equity investments                               11,110         1,268
   Other revenues                                               11,089         8,604
                                                            ----------    ----------
                                                               349,589       368,467
                                                            ----------    ----------
COSTS AND EXPENSES
   Cost of coal sales                                          333,639       347,211
   Selling, general and administrative expenses                 11,873         9,870
   Amortization of coal supply agreements                        5,793         5,114
   Other expenses                                                4,549         7,592
                                                            ----------    ----------
                                                               355,854       369,787
                                                            ----------    ----------
     Loss from operations                                       (6,265)       (1,320)

   Interest expense, net:
     Interest expense                                          (11,552)      (12,002)
     Interest income                                               332           268
                                                            ----------    ----------
                                                               (11,220)      (11,734)
                                                            ----------    ----------

       Loss before income taxes                                (17,485)      (13,054)
   Income tax benefit                                           (4,300)       (5,700)
                                                            ----------    ----------
       Loss before cumulative effect of accounting change      (13,185)       (7,354)
   Cumulative effect of accounting change, net of taxes         (3,654)           --
                                                            ----------    ----------
       NET LOSS                                                (16,839)       (7,354)
   Preferred stock dividends                                    (1,198)           --
                                                            ----------    ----------
       NET LOSS AVAILABLE TO COMMON SHAREHOLDERS            $  (18,037)   $   (7,354)
                                                            ==========    ==========

   EARNINGS PER COMMON SHARE
   Loss before cumulative effect of accounting change       $    (0.27)   $    (0.14)
   Cumulative effect of accounting change                        (0.07)           --
                                                            ----------    ----------
   Basic and diluted loss per common share                  $    (0.34)   $    (0.14)
                                                            ==========    ==========

   Weighted average shares outstanding                          52,384        52,356
                                                            ==========    ==========

   Common dividends declared per share                      $   0.0575    $   0.0575
                                                            ==========    ==========

            See notes to condensed consolidated financial statements.

                        ARCH COAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               ------------------------
                                                                  2003          2002
                                                               ----------    ----------
OPERATING ACTIVITIES
Net loss                                                       $  (16,839)   $   (7,354)
Adjustments to reconcile to cash provided by
  operating activities:
     Depreciation, depletion and amortization                      39,511        42,741
     Prepaid royalties expensed                                     3,105         1,874
     Accretion on asset retirement obligations                      3,442            --
     Net gain on disposition of assets                               (148)         (187)
     Income from equity investments                               (11,110)       (1,268)
     Net distributions from equity investments                      9,660        15,346
     Cumulative effect of accounting change                         3,654            --
     Changes in:
       Receivables                                                 16,157        11,016
       Inventories                                                 (8,942)       (9,994)
       Accounts payable and accrued expenses                       (8,662)       11,218
       Income taxes                                                (4,438)       (5,700)
       Accrued postretirement benefits other than pension           6,630          (480)
       Asset retirement obligations                                (3,266)        2,313
       Accrued workers' compensation benefits                         786           293
       Other                                                        2,457         3,440
                                                               ----------    ----------

     Cash provided by operating activities                         31,997        63,258
                                                               ----------    ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment                        (48,085)      (73,068)
Proceeds from dispositions of property, plant and equipment           168         1,706
Additions to prepaid royalties                                    (20,384)      (18,812)
                                                               ----------    ----------

     Cash used in investing activities                            (68,301)      (90,174)
                                                               ----------    ----------

FINANCING ACTIVITIES
Net proceeds from (payments on) revolver and lines of credit      (42,497)       24,999
Deferred financing costs                                           (1,101)           --
Reduction of obligations under capital lease                           --          (519)
Dividends paid                                                     (3,012)       (3,010)
Proceeds from sale of preferred stock                             139,078            --
Proceeds from sale of common stock                                     66           158
                                                               ----------    ----------

     Cash provided by financing activities                         92,534        21,628
                                                               ----------    ----------

Increase (decrease) in cash and cash equivalents                   56,230        (5,288)
Cash and cash equivalents, beginning of period                      9,557         6,890
                                                               ----------    ----------

Cash and cash equivalents, end of period                       $   65,787    $    1,602
                                                               ==========    ==========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - GENERAL

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2002 included in Arch Coal, Inc.'s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The membership interests in the Utah coal operations, Canyon Fuel Company, LLC ("Canyon Fuel"), are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. The Company's 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investments (see additional discussion in Note E - "Equity Investments").

The Company owns 34% of the limited partnership units of Natural Resource Partners, LP ("NRP") and 42.25% of the general partner interest. The Company's investment in NRP is accounted for on the equity method in the consolidated financial statements. (See additional discussion in Note E - "Equity Investments").

NOTE B - PREFERRED STOCK OFFERING

On January 31, 2003, the Company utilized its Universal Shelf Registration Statement and completed a public offering of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. The Company realized net proceeds of $139.1 million from the offering. Dividends on the preferred stock are cumulative and are payable quarterly at the annual rate of 5% of the liquidation preference. Each share of the preferred stock is initially convertible, under certain conditions, into 2.3985 shares of the Company's common stock. The preferred stock is redeemable, at the Company's option, on or after January 31, 2008 if certain conditions are met. The holders of the preferred stock are not entitled to voting rights on matters submitted to the Company's common shareholders. However, if the Company fails to pay the equivalent of six quarterly dividends, the holders of the preferred stock will be entitled to elect two directors to the Company's board of directors.

NOTE C - ADOPTION OF FAS 143

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. Previously, the Company accrued for the expected costs of these obligations over the estimated useful mining life of the property.

The cumulative effect of the change on prior years resulted in a charge to income of $3.7 million (net of income taxes of $2.3 million), or $0.07 per share, which is included in the Company's results of operations for the quarter ended March 31, 2003. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the quarter ended March 31, 2003 is $0.6 million more, or $0.01 per share more, than it would have been if the Company had continued to account for these obligations under its old method. The unaudited pro forma amounts below reflect the retroactive application of FAS 143 as if the Company had adopted the standard on January 1, 2002 and the corresponding elimination of the cumulative effect of accounting change:

                                                            Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            2003          2002
                                                         ----------    ----------
                                                           (in thousands, except
                                                               per share data)
As reported
   Net loss available to common shareholders             $  (18,037)   $   (7,354)
   Basic and diluted loss per share                           (0.34)        (0.14)
Pro forma
   Net loss available to common shareholders             $  (14,383)   $   (8,046)
   Basic and diluted loss per share                           (0.27)        (0.15)

If the Company had accounted for its asset retirement obligations in accordance with FAS 143 for all periods presented, the asset retirement obligation liability (including amounts classified as current) would have been $152.3 million, $155.5 million, and $165.2 million at January 1, 2002, March 31, 2002, and December 31, 2002, respectively.

NOTE D - STOCK-BASED COMPENSATION

These interim financial statements include the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("FAS 148"). With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method required by FAS 123, the Company's net loss available to common shareholders and loss per common share would have been changed to the pro forma amounts as indicated in the following table:

                                                             Three Months Ended
                                                                  March 31,
                                                         ------------------------
                                                            2003          2002
                                                         ----------    ----------
                                                           (in thousands, except
                                                              per share data)
As reported
   Net loss available to common shareholders             $  (18,037)   $   (7,354)
   Basic and diluted loss per share                           (0.34)        (0.14)
Pro forma
   Net loss available to common shareholders             $  (20,391)   $   (8,957)
   Basic and diluted loss per share                           (0.39)        (0.17)

NOTE E - EQUITY INVESTMENTS

The Company's equity investments are comprised of its ownership interests in Canyon Fuel and NRP. Amounts recorded in the Condensed Consolidated Financial Statements are as follows:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                           (in thousands)
Equity investments:
    Investment in Canyon Fuel                        $    161,476   $    160,788
    Investment in NRP                                      70,386         70,763
                                                     ------------   ------------
Equity investments as reported in the Condensed
    Consolidated Balance Sheets                      $    231,862   $    231,551
                                                     ============   ============


                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------
                                                            (in thousands)
Income from equity investments:
   Income from investment in Canyon Fuel             $      8,151   $      1,268
   Income from NRP                                          2,959             --
                                                     ------------   ------------
Income from equity investments as reported in the
   Condensed Consolidated Statements of Operations   $     11,110   $      1,268
                                                     ============   ============



INVESTMENT IN CANYON FUEL

The following table presents unaudited summarized financial information for Canyon Fuel:

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
Condensed Income Statement Information                        2003       2002
--------------------------------------------                --------   --------
                                                              (in thousands)
Revenues                                                    $ 59,015   $ 77,648
Total costs and expenses                                      49,896     77,155
                                                            --------   --------
Net income before cumulative effect of accounting change    $  9,119   $    493
                                                            ========   ========

65% of Canyon Fuel net income before cumulative effect of
   accounting change                                        $  5,927   $    320
Effect of purchase adjustments                                 2,224        948
                                                            --------   --------
Arch Coal's income from its equity
   investment in Canyon Fuel                                $  8,151   $  1,268
                                                            ========   ========

The Company's income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel's net income after adjusting for the effect of purchase adjustments related to its investment in Canyon Fuel. The Company's investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Effective January 1, 2003, Canyon Fuel adopted FAS 143 and recorded a cumulative effect loss of $2.4 million. The Company's 65% share of this amount was offset by purchase adjustments of $0.5 million. These amounts are included in the cumulative effect of accounting change reported in the Company's Condensed Consolidated Statements of Operations.

INVESTMENT IN NRP

Summarized financial information for NRP as of and for the three months ended March 31, 2003 follows (in thousands):

Results of Operations
  Revenues                                                              $ 18,070
  Income from operations                                                   8,392
  Net Income                                                               7,973
                                                                        --------

Financial Position

  Total assets                                                          $401,717
  Total liabilities                                                       84,921
  Partners' equity                                                       316,796
                                                                        --------
Amounts recorded by the Company
  Equity investment in NRP                                              $ 70,386
  Income from equity investment in NRP                                     2,959

Income from the Company's equity investment in NRP represents the Company's share of NRP's earnings for the period from December 1, 2002 through February 28, 2003. As disclosed in the Company's annual report, the Company accounts for income from its investment in NRP on a one-month lag.

NOTE F - OTHER COMPREHENSIVE INCOME

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. Following are the items included in accumulated other comprehensive income (loss) and the related tax effects:

                                                    Minimum       Accumulated
                                                    Pension          Other
                                   Financial       Liability     Comprehensive
                                  Derivatives     Adjustments        Loss
                                 ------------    ------------    ------------
                                                (in thousands)
Balance, January 1, 2002         $    (17,978)   $     (2,851)   $    (20,829)

Three months ended
March 31, 2002
   Pre-tax amount                      10,005              --          10,005
   Tax benefit                         (3,902)             --          (3,902)
                                 ------------    ------------    ------------
   Net amount                           6,103              --           6,103
                                 ------------    ------------    ------------
Balance, March 31, 2002          $    (11,875)   $     (2,851)   $    (14,726)
                                 ============    ============    ============

                                                    Minimum       Accumulated
                                                    Pension          Other
                                   Financial       Liability     Comprehensive
                                  Derivatives     Adjustments        Loss
                                 ------------    ------------    ------------
                                                (in thousands)
Balance, January 1, 2003         $    (23,170)   $    (19,267)   $    (42,437)
Three months ended
March 31, 2003
   Pre-tax amount                      (1,599)             --          (1,599)
   Tax benefit                            624              --             624
                                 ------------    ------------    ------------
   Net amount                            (975)             --            (975)
                                 ------------    ------------    ------------
Balance, March 31, 2003          $    (24,145)   $    (19,267)   $    (43,412)
                                 ============    ============    ============

The following table presents comprehensive income:

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
                                                                   (in thousands)
Net loss                                                      $  (16,839)   $   (7,354)
Other comprehensive income (loss) net of income tax benefit         (975)        6,103
                                                              ----------    ----------
Total comprehensive loss                                      $  (17,814)   $   (1,251)
                                                              ==========    ==========


NOTE G - INVENTORIES

Inventories consist of the following:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                            (in thousands)
Coal                                                 $     44,602   $     35,039
Repair parts and supplies                                  31,139         31,760
                                                     ------------   ------------
                                                     $     75,741   $     66,799
                                                     ============   ============

NOTE H - DEBT

Debt consists of the following:

                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                            (in thousands)
Indebtedness to banks under lines of credit          $         --   $         --
Indebtedness to banks under revolving credit
   agreement, expiring April 18, 2007                      25,000         65,000
Indebtedness to banks under variable rate,
  non-amortizing term loan due April 18, 2007             150,000        150,000
Indebtedness to banks under variable rate,
  non-amortizing term loan due April 18, 2008             525,000        525,000
Other                                                       4,845          7,342
                                                     ------------   ------------
                                                          704,845        747,342
Less current portion                                        4,650          7,100
                                                     ------------   ------------
Long-term debt                                       $    700,195   $    740,242
                                                     ============   ============

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

NOTE I - CONTINGENCIES

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

NOTE J - TRANSACTIONS OR EVENTS AFFECTING COMPARABILITY OF REPORTED RESULTS

In the quarter ended March 31, 2003, the Company received $1.4 million from a customer that did not meet its contractual purchase requirements. This amount has been recorded as other revenue in the accompanying condensed consolidated statements of operations.

NOTE K - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share from continuing operations.

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
                                                         (in thousands, except
                                                             per share data)
Numerator:
   Net loss                                            $  (16,839)   $   (7,354)
   Preferred stock dividends                               (1,198)           --
                                                       ----------    ----------
   Net loss available to common shareholders           $  (18,037)   $   (7,354)
                                                       ==========    ==========
Denominator:
   Weighted average shares - denominator for basic         52,384        52,356
   Dilutive effect of employee stock options                   --            --
                                                       ----------    ----------
   Adjusted weighted average shares - denominator
      For diluted                                          52,384        52,356
                                                       ==========    ==========

Basic and diluted loss per common share                $    (0.34)   $    (0.14)
                                                       ==========    ==========

For the three month periods ending March 31, 2003 and 2002, employee stock options did not have a dilutive impact because the Company incurred losses in those periods. The Company's Perpetual Cumulative Convertible Preferred Stock has not been considered in the calculation of the number of diluted shares outstanding because the conditions necessary for the shares to become convertible have not been met as of March 31, 2003.

NOTE L - GUARANTEES

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates ("DTA"), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia ("PPAV") for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility's loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $12.6 million at March 31, 2003 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.3 million annually through 2015 and $26.0 million in 2016.

In connection with the Company's acquisition of the coal operations of Atlantic Richfield Company ("ARCO") and the simultaneous combination of the acquired ARCO operations and the Company's Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. Depending on the time at which any such indemnification obligation was to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

NOTE M - RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the classifications in the 2003 financial statements with no effect on previously reported net income or stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report which are not statements of historical fact are forward-looking statements within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. Because these forward-looking statements are subject to various risks and uncertainties, actual results may differ materially from those projected in the statements. These expectations, assumptions and uncertainties include: the Company's expectation of growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act and the relatively higher costs of competing fuels will increase demand for its compliance and low-sulfur coal; expectation of improved market conditions for the price of coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company's working capital needs; a variety of operational, geologic, permitting, labor and weather related factors; and the other risks and uncertainties which are described below under "Contingencies" and "Certain Trends and Uncertainties."


RESULTS OF OPERATIONS

Quarter Ended March 31, 2003, Compared
   to Quarter Ended March 31, 2002

The Company's results of operations for the quarter ended March 31, 2003 were negatively impacted by continued weak demand in coal markets. In response to the weak demand, the Company further curtailed production at its mining operations. Total tons produced at Company operations declined to 21.5 million in the quarter ended March 31, 2003 from 24.2 million in the quarter ended March 31, 2002.

Results for the quarter ended March 31, 2002 were negatively impacted by a state of oversupply in the coal market that resulted from an extremely mild winter in late 2001 and early 2002 and a period of industrial economic weakness that dampened electricity demand. The Company's production levels in the first quarter of 2002 were 10% lower than those in the first quarter of 2001.

Key operating results for the first quarter of 2003 versus the first quarter of 2002 and additional discussion of the results for the first quarter of 2003 are summarized below.

REVENUES

(Dollar amounts in thousands)        THREE MONTHS ENDED
                                          MARCH 31,         INCREASE (DECREASE)
                                      2003       2002          $           %
                                    --------   --------    --------     ------
Coal sales                          $327,390   $358,595    $(31,205)      (8.7%)
Income from equity investments        11,110      1,268       9,842      776.2%
Other revenues                        11,089      8,604       2,485       28.9%
                                    --------   --------    --------     ------
                                    $349,589   $368,467    $(18,878)      (5.1%)
                                    ========   ========    ========     ======

Coal sales. The decline in coal sales in the quarter ended March 31, 2003 was primarily due to reduced coal shipments. The Company sold 22.7 million tons during the quarter ended March 31, 2003 as compared to 24.7 million tons in the quarter ended March 31, 2002, a decline of 8.1 percent. On average, the Company's realized sales price also declined, from $14.53 per ton in the quarter ended March 31, 2002 to $14.44 per ton during the quarter ended March 31, 2003. The decline in per ton coal sales realization was due to a change in the mix of the Company's sales between its eastern and western operations. During the quarter ended March 31, 2003, the Company shipped a higher percentage of coal from its western operations. Prices for coal shipped from these operations is generally lower than prices for coal shipped from the Company's eastern operations.

Income from equity investments. In the first quarter of 2003, income from equity investments was comprised of $8.1 million from the Company's investment in Canyon Fuel and $3.0 million from the Company's investment in NRP. Income from equity investment in the first quarter of 2002 was comprised solely of income from the Company's investment in Canyon Fuel. The increase in income from the Company's investment in Canyon Fuel was due to improved operating performance at certain of Canyon Fuel's mines as compared to the first quarter of 2002.

Other revenues. The increase in other revenues in the first quarter of 2003 compared to the first quarter of 2002 was primarily attributable to a $1.4 million payment received from a customer that did not meet its contractual purchase requirements.

COSTS AND EXPENSES

(Dollar amounts in thousands)    THREE MONTHS ENDED
                                       MARCH 31,        INCREASE (DECREASE)
                                   2003       2002         $            %
                                 --------   --------    --------     ------
Cost of coal sales               $333,639   $347,211    $(13,572)      (3.9%)
Selling, general and
  administrative expenses          11,873      9,870       2,003       20.3%
Amortization of coal supply
  agreements                        5,793      5,114         679       13.3%
Other expenses                      4,549      7,592      (3,043)     (40.1%)
                                 --------   --------    --------     ------
                                 $355,854   $369,787    $(13,933)      (3.8%)
                                 ========   ========    ========     ======

Cost of coal sales. Cost of coal sales decreased in the quarter ended March 31, 2003 as compared to the same period in 2002 primarily as a result of lower sales and production volumes. Cost of coal sales as a percent of coal sales was 101.9 percent for the quarter ended March 31, 2003, as compared to 96.8 percent in the quarter ended March 31, 2002. The increase in this percentage is due to increased costs related to the Company's pension and postretirement medical plans of approximately $9.1 million, disruptions in production due to severe weather in February and March at certain of the Company's operations, reduced production at the Company's Mingo Logan mine in the quarter due to difficult mining conditions, and increased diesel fuel costs. Cost of coal sales in the quarter ended March 31, 2002 was adversely impacted by operating difficulties at the Company's Samples operation, where a sandstone intrusion caused the principal coal seam to thin, resulting in lower production and higher associated costs. During the quarter ended March 31, 2002, the Samples surface operation incurred an operating loss of $4.5 million.

Selling, general and administrative expenses. Selling, general and administrative expenses increased during the quarter due to higher personnel costs, increased legal and professional fees and insurance costs, and additional information systems costs.

Other expenses. The decrease in other expenses in the quarter ended March 31, 2003 is primarily a result of lower costs incurred to terminate certain contractual obligations for the purchase or sale of coal.

INCOME TAXES

(Dollar amounts in thousands)         THREE MONTHS ENDED
                                            MARCH 31,       INCREASE (DECREASE)
                                        2003       2002        $           %
                                      --------   --------   --------    ------
Benefit from income taxes             $  4,300   $  5,700   $ (1,400)    (24.6%)

The Company's effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the first quarter of 2003 is primarily the result of the impact of percentage depletion.

NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

(Dollar amounts in thousands)         THREE MONTHS ENDED
                                            MARCH 31,       INCREASE (DECREASE)
                                        2003       2002        $           %
                                      --------   --------   --------    ------
Net loss before cumulative effect of
accounting change                     $(13,185)  $ (7,354)  $ (5,831)    (79.3)%

The increase in net loss before cumulative effect of accounting change is primarily due to the combination of lower sales levels and higher production costs as discussed above.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("FAS 143"). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of FAS 143 resulted in a cumulative effect loss as of January 1, 2003 of $3.7 million.

OTHER FINANCIAL MEASURES - ADJUSTED EBITDA

(Dollar amounts in thousands)         THREE MONTHS ENDED
                                            MARCH 31,       INCREASE (DECREASE)
                                        2003       2002        $           %
                                      --------   --------   --------    ------
Adjusted EBITDA                       $ 38,739   $ 49,138   $(10,399)    (21.2%)

The decrease in Adjusted EBITDA was primarily attributable to increased operating losses resulting from the reduced production levels discussed above. Adjusted EBITDA is defined as income from operations before the effect of net interest expense; income taxes; the Company's depreciation, depletion and amortization; and the Company's equity interest in the depreciation, depletion and amortization of Canyon Fuel. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded to calculate Adjusted EBITDA are significant in understanding and assessing the Company's financial condition. Therefore, Adjusted EBITDA should not be considered in isolation nor as an alternative to net income, income from operations, or cash flows from operations or as a measure of the Company's profitability, liquidity or performance under generally accepted accounting principles. The Company believes that Adjusted EBITDA presents a useful measure to evaluate operating performance as well as the ability to service and incur debt based on ongoing operations. Furthermore, analogous measures are used by industry analysts to evaluate operating performance. Investors should be aware that the Company's presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how the Company calculates Adjusted EBITDA.

                                                                Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                  2003          2002
                                                              ----------    ----------
                                                                   (in thousands)
Loss from operations                                          $   (6,265)   $   (1,320)
Depreciation, depletion and amortization of Arch Coal, Inc.       39,511        42,741
Arch Coal's equity interest in depreciation, depletion and
   amortization of Canyon Fuel Company, LLC                        5,493         7,717
                                                              ----------    ----------
Adjusted EBITDA                                               $   38,739    $   49,138
                                                              ==========    ==========

DISCLOSURE CONTROLS

An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


RECENT DEVELOPMENTS

Contract Buy Out. In April 2003, the Company agreed to terms with a large customer seeking to buy out of the remaining term of an above-market contract. The buyout resulted in the receipt of approximately $52 million in cash early in the second quarter. The Company will record a deferred gain of approximately $16 million, which will be recognized as tons are sold through 2012. The Company has entered into a new contract for an equivalent number of eastern tons with the same customer at prices that approximate current market prices.

OUTLOOK

Production Levels. The Company reduced its overall rate of coal production by approximately 11% during the first quarter of 2003. This was in addition to a reduction in overall production of approximately 5% during 2002. These actions were taken in response to unfavorable spot coal markets following an extremely mild winter in 2001-2002, a period of industrial economic weakness that dampened electricity demand and an effort by electric utilities to reduce coal stockpile levels. Although the timing of any recovery in coal markets remains uncertain, there have been indications that prices may return to more favorable levels in the future. These indications include more normal weather patterns, some indication of economic recovery and an overall decrease in coal production and utility stockpiles.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is expected to exhaust its longwall mineable reserves in 2006, subject to permit modifications. However, due to more difficult mining conditions, production levels in the future are expected to be lower than those experienced historically.

Postretirement Obligations. The Company expects to incur significantly higher expenses related to its postretirement health care obligations in 2003. These obligations, coupled with a much smaller increase in pension-related expenses, increased costs by $9.1 million during the first quarter of 2003 and are expected to increase non-cash costs by approximately $8.0 million per quarter from prior year levels for the remainder of the year.

Permitting Issues. The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in litigation on the issue of valley fills. This ruling was later reversed on appeal; however, the Company has not yet completed the process necessary to obtain the Section 404 permits for the mine. Once the Company obtains the necessary permits, it intends to reopen the mine subject to then-existing market conditions.

Low-Sulfur Coal Producer. The Company continues to believe that it is well-positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. Substantially all of the Company's current coal production and approximately 90% of its reserves are low in sulfur. In fact, approximately 68% of the Company's coal reserves are compliance quality, which means that the reserves meet Phase II standards of the Clean Air Act without application of expensive scrubbing technology. With Phase II now in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal.

Chief Objectives. The Company continues to focus on taking steps to increase shareholder returns by improving earnings, strengthening cash generation, improving productivity at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin. In addition, the Company is aggressively pursuing savings in both overhead and operating costs. The Company instituted personnel cutbacks at its corporate headquarters in the first quarter of 2003 and recently initiated a cost reduction effort targeting key cost drivers at each of its captive mines.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2003 and 2002:

                                                         2003           2002
                                                      ----------     ----------
                                                           (in thousands)
Cash provided by (used in):
   Operating activities                               $   31,997     $   63,258
   Investing activities                                  (68,301)       (90,174)
   Financing activities                                   92,534         21,628

Cash provided by operating activities declined in the quarter ended March 31, 2003 as compared to the same period in 2002 as a result of lower income levels and reduced distributions from the Company's equity investments.

Cash used in investing activities during the three months ended March 31, 2003 decreased over the same period in 2002 due to lower capital expenditures during the first quarter of 2003. The Company has limited its capital expenditures in light of the ongoing weakness in coal markets. During the first quarters of 2002 and 2003, the Company made the fourth and fifth, respectively, of five annual payments under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming. The payment made in 2003 was the final payment due under the lease.

Cash provided by financing activities during the first quarter of 2003 reflects the Company's proceeds from the sale of preferred stock, offset by the pay-down of amounts outstanding under the Company's revolver. On January 31, 2003, the Company utilized its Universal Shelf and completed the sale of 2,875,000 shares of its 5% Perpetual Cumulative Convertible Preferred Stock. The net proceeds from the offering of approximately $139.1 million were used to reduce indebtedness under the Company's revolving credit facility and for working capital and general corporate purposes. The cash provided by financing activities during the first quarter of 2002 reflects borrowings on the Company's revolver and line of credit caused in part by higher capital expenditures during the first quarter of 2002.

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

Expenditures for property, plant and equipment were $48.1 million for the three months ended March 31, 2003, compared to $73.1 million for the three months ended March 31, 2002. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. The Company estimates that its capital expenditures will be approximately $160.0 million in total for 2003. It is anticipated that these capital expenditures will be funded by available cash and existing credit facilities.

At March 31, 2003, the Company had $43.8 million in letters of credit outstanding, which resulted in $281.2 million of unused capacity under the Company's revolving credit facility. Sufficient unused facility is currently available to fund all operating needs. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowing and letters of credit.

The Company's credit facilities include five- and six-year non-amortizing term loans totaling $675.0 million at Arch Western and a five-year revolving credit facility totaling $350.0 million for the Company. The five-year non-amortizing term loan at Arch Western is for $150.0 million while the six-year non-amortizing term loan is for $525.0 million. The rate of interest on borrowings under both of the credit facilities is a variable rate based on LIBOR. The Company's credit facility is secured by ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The Arch Western credit facility is secured by substantially all of its subsidiaries, but is not guaranteed by the Company.

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

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2003, there were $20.0 million of such agreements in effect, of which none were outstanding.

The Company is exposed to market risk associated with interest rates. At March 31, 2003, debt included $700.0 million of floating-rate debt, for which the rate of interest is a rate based on LIBOR and current market rates for bank lines of credit. To manage this exposure, the Company enters into interest-rate swap agreements to modify the interest-rate characteristics of outstanding Company debt. At March 31, 2003, the Company had interest-rate swap agreements having a total notional value of $525.0 million, including $250 million for which the fixed rate becomes effective as of October 2003. These swap agreements are used to convert variable-rate debt to fixed-rate debt. Under these swap agreements, the Company pays a weighted average fixed rate of 5.74% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The Company accrues amounts to be paid or received under interest-rate swap agreements over the lives of the agreements as adjustments to interest expense, thereby adjusting the effective interest rate on the Company's debt. After taking into consideration interest-rate swap agreements, debt exposed to variable rates was $425.0 million. Gains and losses on terminations of interest-rate swap agreements are deferred on the Company's balance sheet (in other long-term liabilities) and amortized as an adjustment to interest expense over the original term of the terminated swap agreement as if it were still in place. The remaining terms of the swap agreements at March 31, 2003 ranged from 29 to 54 months. All instruments are entered into for other than trading purposes.

The Company is also exposed to commodity price risk related to its purchase of diesel fuel. The Company enters into heating oil swaps and forward purchase contracts to reduce volatility in the price of diesel fuel purchased for its operations. The swap agreements essentially fix the price paid for diesel fuel by requiring the Company to pay a fixed heating oil price and receive a floating heating oil price. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices. Gains and losses on terminations of heating oil swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to diesel fuel cost over the original term of the terminated heating oil swap agreement as if it were still in place.

The discussion below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates and prices. The range of changes reflects the Company's view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 2002 as filed on its Annual Report on Form 10-K with the Securities and Exchange Commission.

Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company's debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. The sensitivity analysis related to the fixed portion of the Company's debt portfolio assumes an instantaneous 100-basis-point move in interest rates from their levels at March 31, 2003, with all other variables held constant. A 100-basis-point decrease in market interest rates would result in an $17.7 million increase in the fair value of the fixed portion of the debt at March 31, 2003. Based on the variable-rate debt included in the Company's debt portfolio as of March 31, 2003, after considering the effect of the swap agreements, a 100-basis-point increase in interest rates would result in an annualized additional $3.0 million of interest expense incurred based on March 31, 2003 debt levels. Similarly, relative to the Company's diesel fuel hedge position, at March 31, 2003, a $.05 per gallon decrease in the price of heating oil would result in a $0.2 million decrease in the fair value of the financial position of the heating oil swap.

CONTINGENCIES

RECLAMATION

The federal Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company accrues for the costs of final mine closure reclamation in accordance with the provisions of FAS 143, which was adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of final mine closure common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the final mine closure reclamation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

The Company reviews its entire environmental liability periodically and makes necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. The Company's management believes it is making adequate provisions for all expected reclamation and other associated costs.

LEGAL CONTINGENCIES

West Virginia Flooding Litigation. The Company and three of its subsidiaries have been named, among others, in 17 separate complaints filed in Wyoming, McDowell, Fayette, Upshur, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 1,780 plaintiffs who are seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs have sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with several additional flood damages cases not involving the Company's subsidiaries, be handled pursuant to the Court's Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. The panel will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts.

While the outcome of this litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and the potential impact on it, the Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

Daugherty v. Arch Coal, Inc., et. al. The Company and three of its subsidiaries have been named in a complaint filed in Mingo County, West Virginia. Plaintiffs are seeking damages for trespass, nuisance and property damage arising out of the use by the Company's subsidiaries of certain properties in Mingo County, West Virginia. The plaintiffs have alleged that the Company's subsidiaries have insufficient rights to haul certain foreign coals across the surface overlying coal reserves controlled by the Company's subsidiaries without payment of certain wheelage or other fees to plaintiffs. In addition, the plaintiffs have alleged that the Company and its subsidiaries have violated the West Virginia Groundwater Protection Act, the West Virginia Hazardous Waste Management Act, the West Virginia Water Pollution Control Act and West Virginia's Standards for Management of Waste Oil by allowing contamination of soil, groundwater and streams through run-off of hydrocarbon wastes.

While the outcome of this litigation is subject to uncertainties, based on the Company's preliminary evaluation of the issues and the potential impact on it, the Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

The Company is a party to numerous other claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

CERTAIN TRENDS AND UNCERTAINTIES

SUBSTANTIAL LEVERAGE -- VARIABLE INTEREST RATE -- COVENANTS

As of March 31, 2003, the Company had outstanding consolidated indebtedness of $704.8 million, representing approximately 52% of the Company's capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company's ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company's control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

After taking into consideration the Company's interest rate swaps which convert the Company's variable rate debt to fixed, approximately 60% of the Company's indebtedness at March 31, 2003 bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, the Company's costs relative to those obligations would also rise.

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

LOSSES

The Company reported a net loss available to common shareholders of $2.6 million for the year ended December 31, 2002 and $18.0 in the first quarter of 2003. These losses are primarily attributable to the Company's decision to scale back production during the period in response to a weak market environment and increased costs at certain Company operations. The decision to scale back production came after the Company had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal the Company had previously projected. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales.

Because the coal mining industry is subject to significant regulatory oversight and affected by the possibility of adverse pricing trends or other industry trends beyond the Company's control, the Company may suffer losses in the future if legal and regulatory rulings, mine idlings and closures, adverse pricing trends or other factors affect the Company's ability to mine and sell coal profitably.

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

         o        reducing electricity generating levels; or

         o        purchasing or trading emissions credits.

Specific emissions sources receive these credits, which electric utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. Each credit allows its holder to emit one ton of sulfur dioxide.

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

West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA's approval of West Virginia's antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. The plaintiffs in this lawsuit, Ohio Valley Environmental Coalition v. Whitman, challenge provisions in West Virginia's antidegradation implementation policy that exempt current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation review process. The Company is exempt from antidegradation review under these provisions. Revoking this exemption and subjecting the Company to the antidegradation review process could delay the issuance or reissuance of Clean Water Act permits to the Company or cause these permits to be denied. If the plaintiffs are successful and if the Company discharges into waters that have been designated as high-quality by the state, the costs, time and difficulty associated with obtaining and complying with Clean Water Act permits for surface mining of its operations could increase.

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

West Virginia Cumulative Hydrologic Impact Analysis Litigation. Two environmental groups sued the West Virginia Department of Environmental Protection in January 2000 in federal court, alleging various violations of the Clean Water Act and SMCRA. The lawsuit was amended in September 2001 to name Gale Norton, Secretary of the

Interior, as a defendant. The U.S. Office of Surface Mining is a division within the Department of Interior. The lawsuit, Ohio River Valley Environmental Coalition, Inc. v. Castle, specifically alleges that the West Virginia Department of Environmental Protection has violated its non-discretionary duty to require all surface and underground mining permit applications to include certain stream flow and water quality data and an analysis of the probable hydrologic consequences of the proposed mine, and that the West Virginia Department of Environmental Protection failed to conduct SMCRA-required cumulative hydrologic impacts analysis prior to issuing mining permits. The lawsuit also alleges that the Office of Surface Mining has a non-discretionary duty to apply the federal SMCRA law in West Virginia due to the deficiencies in the state program. In March 2001, the district court denied the plaintiff's motion for a preliminary injunction on its claims against the West Virginia Department of Environmental Protection. In September 2001, the district court denied a motion to dismiss for lack of jurisdiction filed by the defendant, the Secretary of the West Virginia Department of Environmental Protection. The defendant filed an interlocutory appeal of this decision which was heard by the Fourth Circuit Court of Appeals in February 2002. If the plaintiffs are eventually successful in this lawsuit, the West Virginia Department of Environmental Protection may have to modify its procedures and requirements for the content and review of mining permit applications, which is likely to increase the cost of preparing applications and the time required for their review, and may entail additional operating expenditures and, possibly, restrictions on operating.

Endangered Species. The federal Endangered Species Act and counterpart state legislation protects species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying the Company from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. Certain endangered species are indigenous to the regions in which the Company operates, but surveys conducted as part of the permitting process have not verified the existence of these species on Company property such that mining would be prohibited.

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

COMPETITION -- EXCESS INDUSTRY CAPACITY

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which the Company operates, and some of the Company's competitors may have greater financial resources. The Company competes with several major coal producers in the Central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which results in reduced coal prices.

ELECTRIC INDUSTRY FACTORS; CUSTOMER CREDITWORTHINESS

Demand for coal and the prices that the Company will be able to obtain for its coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond the Company's control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; other fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Demand for the Company's low-sulfur coal and the prices that the Company will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements. Any reduction in the demand for the Company's coal by the domestic electric generation industry may cause a decline in profitability.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers.

Deregulation may have a negative effect on the Company's profitability to the extent it causes the Company's customers to be more cost-sensitive.

In addition, the Company's ability to receive payment for coal sold and delivered depends on the creditworthiness of its customers. In general, the creditworthiness of the Company's customers has deteriorated. If such trends continue, the Company's acceptable customer base may be limited.

RELIANCE ON AND TERMS OF LONG-TERM COAL SUPPLY CONTRACTS

During 2002, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 84% of the Company's total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. As a consequence of the substantial volume of its sales which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company's ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company's exposure to market-based pricing may be increased should customers elect to purchase fewer tons. The increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company.

RESERVE DEGRADATION AND DEPLETION

The Company's profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan's Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006. The Mountaineer Mine generated $33.7 million and $36.7 million of the Company's total operating income in the year ended 2002 and 2001, respectively.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS -- FACTORS ROUTINELY AFFECTING RESULTS OF OPERATIONS

The Company's mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel and other supply prices, fires, insurance costs, variations in coal seam thickness, amounts of overburden rock and other natural materials, and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of the Company's principal mines, particularly its Mingo Logan operation in West Virginia or Black Thunder mine in Wyoming, would result in a decrease, which could be material, in the Company's revenues and profitability. Other factors affecting the production and sale of the Company's coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) work stoppages or other labor difficulties; (vi) mine worker vacation schedules and related maintenance activities; and (vii) changes in coal market and general economic conditions.

TRANSPORTATION

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption of these transportation services could temporarily impair the Company's ability to supply coal to its customers. Increases in transportation costs, or changes in such costs relative to transportation costs for coal produced by its competitors or for other fuels, could have an adverse effect on the Company's business and results of operations.

RESERVES -- TITLE

The Company bases its reserve information on geological data assembled and analyzed by its staff which includes various engineers and geologists, and outside firms. The reserve estimates are annually updated to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond the control of the Company. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies, and assumptions concerning coal prices, operating costs, severance and excise taxes, development costs, and reclamation costs, all of which may cause estimates to vary considerably from actual results.

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to the Company's reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect the Company's actual reserves.

The Company continually seeks to expand its operations and coal reserves in the regions in which it operates through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction. Any one or more of these factors could impair the Company's ability to realize the benefits anticipated to result from the acquisition of businesses or assets.

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

In connection with the Company's June 1, 1998 acquisition of Atlantic Richfield Company's ("ARCO") coal operations, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western, or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. ARCO was acquired by BP Amoco in 2000. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company's profitability for the period in which it arises.

The membership interests in Canyon Fuel, which operates three coal mines in Utah, are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation of Japan. The agreement that governs the management and operations of Canyon Fuel provides for a management board to manage its business and affairs. Some major business decisions concerning Canyon Fuel require the vote of 70% of the membership interests and therefore limit the Company's ability to make these decisions. These decisions include admission of additional members; approval of annual business plans; the making of significant capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel's business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; the entering into of leases; and the selection and removal of officers. The Canyon Fuel agreement also contains various restrictions on the transfer of membership interests in Canyon Fuel.

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

CRITICAL ACCOUNTING POLICIES

The Company's Annual Report on Form 10-K for the year ended December 31, 2002 contains a description of the critical accounting policies impacting the Company's financial statements. Since that report, the Company has changed its method of accounting for its final mine closure reclamation liabilities to comply with FAS 143. Asset retirement obligations recorded in accordance with FAS 143 depend on the estimates and assumptions described in the Company's Annual Report on Form 10-K, as well as the following:

         o Discount rate - FAS 143 requires the asset retirement obligation to be recorded at its fair value. In accordance with the provisions of FAS 143, the Company utilized discounted cash flow techniques to estimate the fair value of its obligations. The rates used by the Company are based on rates for treasury bonds with maturities similar to expected mine lives, adjusted for the Company's credit standing.

         o Third-party margin - FAS 143 requires the measurement of an obligation to be based upon the amount a third party would demand to assume the obligation. Because the Company plans to perform a significant amount of its final mine closure reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based on the Company's historical experience with contractors performing certain types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than the Company's estimates of its cost to perform the reclamation activities. If the Company's cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 24, 2003, at the Company's headquarters at One CityPlace Drive, Suite 300, St. Louis, Missouri.

(b) At such Annual Meeting, the holders of the Company's common stock elected the following nominees for director:


Nominee                                      Total Votes For   Total Votes Withheld
-------                                      ---------------   --------------------
Frank M. Burke                                  47,455,813           815,581

Thomas A. Lockhart                              47,533,988           737,405

James L. Parker                                 47,451,834           819,561


At such Annual Meeting, the Company's stockholders, by a vote of 47,125,836 for, 1,102,908 against and 42,645 abstained, also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1      Amended and Restated Certificate of Incorporation of Arch Coal, Inc.
         (incorporated herein by reference to Exhibit 3.1 to the Company's
         Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2 Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the Year Ended December 31, 2000)

3.3      Certificate of Designations Establishing the Designations, Powers,
         Preferences, Rights, Qualifications, Limitations and Restrictions of the Company's 5% Perpetual Cumulative Convertible Preferred Stock
         (incorporated herein by reference to Exhibit 3 to current report on Form 8-A filed on March 5, 2003)

99.1     Statement Under Oath of Principal Executive Officer Regarding Facts and
         Circumstances Relating to Exchange Act Filings executed by Steven F.
         Leer

99.2     Statement Under Oath of Principal Financial Officer Regarding Facts and
         Circumstances Relating to Exchange Act Filings executed by Robert J.
         Messey



(b) Reports on Form 8-K: The following reports on Form 8-K were filed by the Company in the quarter ended March 31, 2003:

         (1) A report dated January 23, 2003 announcing the Company's fourth quarter 2002 earnings;

         (2) A report dated February 24, 2003 announcing the election of Thomas A. Lockhart as a Director of the Company; and

         (3) A report dated March 12, 2003 attaching slides shown during a presentation made by Steven F. Leer, CEO and President of the Company, to certain members of the business and investment community.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ARCH COAL, INC.
                                        ----------------------------------------
                                        (Registrant)


Date: May 14, 2003                      /s/ John W. Lorson
                                        ----------------------------------------
                                        John W. Lorson
                                        Controller
                                        (Chief Accounting Officer)

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


Date: May 14, 2003


                                        /s/ Steven F. Leer
                                        ----------------------------------------
                                        Steven F. Leer
                                        President and Chief Executive Officer

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


Date: May 14, 2003


                                        /s/ Robert J. Messey
                                        ----------------------------------------
                                        Robert J. Messey
                                        Senior Vice President and Chief
                                            Financial Officer