Form 10-Q
period 2003-06-30
ARCH COAL INC
filed 2003-08-14
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-13105

ARCH COAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      X        No

At August 1, 2003, there were 52,549,661 shares of registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$108,779	$9,557
Trade accounts receivable	131,123	135,903
Other receivables	29,344	30,927
Inventories	69,434	66,799
Prepaid royalties	4,916	4,971
Deferred income taxes	27,775	27,775
Other	12,612	15,781

Total current assets	383,983	291,713

Property, plant and equipment, net	1,319,251	1,284,968

Other assets
Prepaid royalties	67,078	51,078
Coal supply agreements	12,700	59,240
Deferred income taxes	235,958	221,116
Equity investments	230,092	231,551
Other	52,160	43,142

Total other assets	597,988	606,127

Total assets	$2,301,222	$2,182,808

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$95,427	$113,527
Accrued expenses	146,025	133,287
Current portion of debt	106	7,100

Total current liabilities	241,558	253,914
Long-term debt	700,062	740,242
Accrued postretirement benefits other than pension	337,483	324,539
Asset retirement obligations	144,990	117,804
Accrued workers’ compensation	80,261	80,985
Other noncurrent liabilities	154,523	130,461

Total liabilities	1,658,877	1,647,945

Stockholders’ equity
Preferred stock	29	—
Common stock	529	527
Paid-in-capital	976,350	835,763
Retained deficit	(281,266)	(253,943)
Treasury stock, at cost	(5,047)	(5,047)
Accumulated other comprehensive loss	(48,250)	(42,437)

Total stockholders’ equity	642,345	534,863

Total liabilities and stockholders’ equity	$2,301,222	$2,182,808

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Coal sales	$378,892	$358,990	$706,282	$717,585
Income (loss) from equity investment	12,191	(198)	23,301	1,070
Other revenues	11,995	15,684	23,085	24,287

	403,078	374,476	752,668	742,942

Costs and expenses
Cost of coal sales	372,323	340,928	705,963	688,139
Selling, general and administrative expenses	11,890	10,071	23,763	19,940
Amortization of coal supply agreements	4,526	5,374	10,320	10,488
Other expenses	4,972	5,781	9,520	13,373

	393,711	362,154	749,566	731,940

Income from operations	9,367	12,322	3,102	11,002
Interest expense, net:
Interest expense	(11,667)	(14,356)	(23,219)	(26,358)
Interest income	493	314	826	582

	(11,174)	(14,042)	(22,393)	(25,776)
Other non-operating income (expense):
Expenses resulting from early debt extinguishment	(4,823)	—	(4,823)	—
Other non-operating income	873	—	873	—

	(3,950)	—	(3,950)	—

Loss before income taxes and cumulative effect of accounting change	(5,757)	(1,720)	(23,241)	(14,774)
Benefit from income taxes	(4,300)	(3,800)	(8,600)	(9,500)

Income (loss) before cumulative effect of accounting change	(1,457)	2,080	(14,641)	(5,274)
Cumulative effect of accounting change	—	—	(3,654)	—

Net income (loss)	(1,457)	2,080	(18,295)	(5,274)
Preferred stock dividends	(1,797)	—	(2,995)	—

Net income (loss) available to common shareholders	$(3,254)	$2,080	$(21,290)	$(5,274)

Earnings (loss) per common share
Earnings (loss) before cumulative effect of accounting change	$(0.06)	$0.04	$(0.34)	$(0.10)
Cumulative effect of accounting change	—	—	(0.07)	—

Basic and diluted loss per common share	$(0.06)	$0.04	$(0.41)	$(0.10)

Dividends declared per share	$0.0575	$0.0575	$0.1150	$0.1150

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

Operating activities
Net loss	$(18,295)	$(5,274)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	79,097	86,589
Prepaid royalties expensed	7,259	3,674
Accretion on asset retirement obligations	7,204	—
Net gain on disposition of assets	(1,688)	(607)
Income from equity investments	(23,301)	(1,070)
Net distributions from equity investments	23,622	17,778
Cumulative effect of accounting change	3,654	—
Expenses resulting from early debt extinguishment	4,823	—
Changes in:
Receivables	6,363	3,971
Inventories	(2,635)	(15,951)
Accounts payable and accrued expenses	(21,556)	13,898
Income taxes	(8,668)	(9,640)
Accrued postretirement benefits other than pension	12,944	(2,527)
Asset retirement obligations	(7,592)	3,796
Accrued workers’ compensation benefits	(724)	3,863
Other	4,326	(1,029)

Cash provided by operating activities	64,833	97,471

Investing activities
Additions to property, plant and equipment	(66,941)	(96,089)
Proceeds from dispositions of property, plant and equipment	1,839	2,162
Proceeds from coal supply agreement	52,548	—
Additions to prepaid royalties	(23,204)	(20,037)

Cash used in investing activities	(35,758)	(113,964)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	(72,174)	23,283
Payments on term loans	(675,000)	—
Proceeds from issuance of senior notes	700,000	—
Debt financing costs	(15,468)	(8,127)
Proceeds from sale and leaseback of equipment	—	9,213
Reduction of obligations under capital leases	—	(7,691)
Dividends paid	(7,829)	(6,021)
Proceeds from issuance of preferred stock	139,024	—
Proceeds from sale of common stock	1,594	289

Cash provided by financing activities	70,147	10,946

Increase (decrease) in cash and cash equivalents	99,222	(5,547)
Cash and cash equivalents, beginning of period	9,557	6,890

Cash and cash equivalents, end of period	$108,779	$1,343

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003.

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

The Company’s Wyoming, Colorado and Utah coal operations are included in a joint venture named Arch Western Resources, LLC (“Arch Western”). Arch Western is 99% owned by the Company and 1% owned by BP p.l.c. The Company also acts as the managing member of Arch Western.

The membership interests in the Utah coal operations, Canyon Fuel Company, LLC (“Canyon Fuel”), are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. The Company’s 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investment. (See additional discussion in Note F – “Equity Investments”).

The Company owns 34% of the limited partnership units of Natural Resource Partners, LP (“NRP”) and 42.25% of the general partner interest. The Company’s investment in NRP is accounted for on the equity method in the Condensed Consolidated Financial Statements. (See additional discussion in Note F – “Equity Investments”).

Note B – Acquisition of Triton Coal Company

On May 29, 2003, the Company entered into a definitive agreement to acquire (1) Vulcan Coal Holdings, L.L.C. (“Vulcan”), which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton, for an aggregate purchase price of $364.0 million, subject to working capital adjustments. Consummation of the transaction is subject to various conditions, including the receipt by the Company and Vulcan of all necessary governmental and regulatory consents and other customary conditions. Upon consummation, the acquisition will be accounted for under the purchase method of accounting in accordance with FASB Statement No. 141. The Company intends to finance the acquisition with cash, borrowings under its existing revolving credit facility and a term loan in an amount no greater than $100.0 million at its Arch Western subsidiary.

Note C – Preferred Stock Offering

On January 31, 2003, the Company utilized its Universal Shelf Registration Statement and completed a public offering of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. The Company realized net proceeds of $139.0 million from the offering. Dividends on the preferred stock are cumulative and are payable quarterly at the annual rate of 5% of the liquidation preference. Each share of the preferred stock is initially convertible, under certain conditions, into 2.3985 shares of the Company’s common stock. The preferred stock is redeemable, at the Company’s option, on or after January 31, 2008 if certain conditions are met. The holders of the preferred stock are not entitled to voting rights on matters submitted to the Company’s common shareholders. However, if the Company fails to pay the equivalent of six quarterly dividends, the holders of the preferred stock will be entitled to elect two directors to the Company’s board of directors.

Note D – Adoption of FAS 143

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. Previously, the Company accrued for the expected costs of these obligations over the estimated useful mining life of the property.

The cumulative effect of the change on periods prior to January 1, 2003 resulted in a charge to income of $3.7 million (net of income taxes of $2.3 million), or $0.07 per share, which is included in the Company’s results of operations for the six months ended June 30, 2003. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the quarter and six months ended June 30, 2003 is $0.5 million and $1.0 million more, respectively ($0.01 and $0.02 per share), than it would have been if the Company had continued to account for these obligations under its old method. The unaudited pro forma amounts below reflect the retroactive application of FAS 143 as if the Company had adopted the standard on January 1, 2002 and the corresponding elimination of the cumulative effect of accounting change:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
As reported
Net income (loss) available to common shareholders	$(3,254)	$2,080	$(21,290)	$(5,274)
Basic and diluted income (loss) per share	(0.06)	0.04	(0.41)	(0.10)
Pro forma
Net income (loss) available to common shareholders	$(3,254)	$1,454	$(17,636)	$(6,592)
Basic and diluted income (loss) per share	(0.06)	0.03	(0.34)	(0.13)

If the Company had accounted for its asset retirement obligations in accordance with FAS 143 for all periods presented, the asset retirement obligation liability (including amounts classified as current) would have been $152.3 million, $158.8 million, and $166.6 million at January 1, 2002, June 30, 2002, and December 31, 2002, respectively.

The following table describes the changes to the Company’s asset retirement obligation for the six months ended June 30, 2003:

Balance at December 31, 2002 (including current portion)	$125,440
Impact of adoption	41,198
Accretion expense	7,204
Payments	(8,112)

Balance at June 30, 2003 (including current portion)	$165,730

Note E – Stock-Based Compensation

These interim financial statements include the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“FAS 148”). With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method required by FAS 123, the Company’s net loss available to common shareholders and loss per common share would have been changed to the pro forma amounts as indicated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
As reported
Net income (loss) available to common shareholders	$(3,254)	$2,080	$(21,290)	$(5,274)
Basic and diluted income (loss) per share	(0.06)	0.04	(0.41)	(0.10)
Pro forma
Net loss available to common shareholders	$(5,550)	$(152)	$(25,940)	$(9,109)
Basic and diluted loss per share	(0.11)	0.00	(0.50)	(0.17)

Note F – Equity Investments

The Company’s equity investments are comprised of its ownership interests in Canyon Fuel and NRP. Amounts recorded in the Condensed Consolidated Financial Statements are as follows:

	June 30,	December 31,
	2003	2002

Equity investments:	(in thousands)
Investment in Canyon Fuel	$159,686	$160,788
Investment in NRP	70,406	70,763

Equity investments as reported in the Condensed Consolidated Balance Sheets	$230,092	$231,551

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income (loss) from equity investments:	(in thousands)
Income (loss) from investment in Canyon Fuel	$8,053	$(198)	$16,204	$1,070
Income from investment in NRP	4,138	—	7,097	—

Income (loss) from equity investments reported in Condensed Consolidated Statements of Operations	$12,191	$(198)	$23,301	$1,070

Investment in Canyon Fuel

     The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Condensed Income Statement Information	2003	2002	2003	2002

	(in thousands)
Revenues	$62,468	$59,652	$121,483	$137,300
Total costs and expenses	53,240	62,445	103,136	139,599

Net income (loss) before cumulative effect of accounting change	$9,228	$(2,793)	$18,347	$(2,299)

65% of Canyon Fuel net income (loss) before cumulative effect of accounting change	$5,998	$(1,815)	$11,926	$(1,494)
Effect of purchase adjustments	2,055	1,617	4,278	2,564

Company’s income (loss) from its equity investment in Canyon Fuel	$8,053	$(198)	$16,204	$1,070

The Company’s income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel’s net income after adjusting for the effect of purchase adjustments related to its investment in Canyon Fuel. The Company’s investment in Canyon Fuel reflects purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Effective January 1, 2003, Canyon Fuel adopted FAS 143 and recorded a cumulative effect loss of $2.4 million. The Company’s 65% share of this amount was offset by purchase adjustments of $0.5 million. These amounts are included in the cumulative effect of accounting change reported in the Company’s Condensed Consolidated Statements of Operations.

Investment in NRP

Summarized financial information for NRP as of June 30, 2003 and for the three and six months ended June 30, 2003 follows (in thousands):

	Three Months	Six Months
	Ended	Ended
Results of Operations	June 30, 2003	June 30, 2003
Revenues	$21,839	$39,909
Income from operations	11,757	20,149
Net Income	10,183	18,156
Arch Coal’s income from equity investment in NRP	$4,138	$7,097

June 30,
Financial Position	2003

Total assets	$513,375
Total liabilities	199,433
Partners’ equity	313,942

Arch Coal’s equity investment in NRP	$70,406

Income from the Company’s equity investment in NRP for the three and six months ended June 30, 2003 represents the Company’s share of NRP’s earnings for the period from March 1, 2003 through May 31, 2003 and the period from December 1, 2002 through May 31, 2003, respectively. As disclosed in the Company’s annual report, the Company accounts for income from its investment in NRP on a one-month lag.

Note G – Reduction in Force

During the three and six months ending June 30, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate headquarters and its eastern mining operations and the recognition of expenses related to severance of $2.0 million and $2.6 million in the three and six months ended June 30, 2003. Of the amounts noted, $1.4 million and $1.6 million were reported as components of cost of coal sales in the quarter and six months ended June 30, 2003, respectively, with the remainder reported in selling, general and administrative expenses. At June 30, 2003, $0.4 million of the amounts recognized remained accrued as a liability on the Company’s Condensed Consolidated Balance Sheet.

Note H – Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands)
Net income (loss)	$(1,457)	$2,080	$(18,295)	$(5,274)
Other comprehensive income (loss) net of tax (net of amounts reclassified to earnings)	(4,838)	(1,608)	(5,813)	4,495

Total comprehensive income (loss)	$(6,295)	$472	$(24,108)	$(779)

Other comprehensive income for all periods presented is comprised entirely of mark-to-market adjustments related to the Company’s financial derivatives positions for the periods when those positions were deemed to be effective hedges.

Note I – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Coal	$38,287	$35,039
Repair parts and supplies	31,147	31,760

	$69,434	$66,799

Note J – Debt

Debt consists of the following:

	June 30,	December 31,
	2003	2002

	(in thousands)
Indebtedness to banks under lines of credit	$—	$—
Indebtedness to banks under revolving credit
agreement, expiring April 18, 2007	—	65,000
Indebtedness to banks under variable rate, non-amortizing term loan due April 18, 2007	—	150,000
Indebtedness to banks under variable rate, non-amortizing term loan due April 18, 2008	—	525,000
6.75% senior notes due July 1, 2013	700,000
Other	168	7,342

	700,168	747,342
Less current portion	106	7,100

Long-term debt	$700,062	$740,242

On June 25, 2003, Arch Western Finance, LLC, a subsidiary of Arch Western, completed the offering of $700 million of senior notes and utilized the proceeds of the offering to repay Arch Western’s existing term loans. The senior notes bear a fixed rate of interest of 6.75% and are due in full on July 1, 2013. Interest on the senior notes is payable on January 1 and July 1 each year commencing January 1, 2004. The senior notes are guaranteed by Arch Western and certain of Arch Western’s subsidiaries and are secured by a security interest in loans made to Arch Coal by Arch Western. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make investments.

In connection with the repayment of the term loans, the Company recognized expenses of $4.8 million related to the write-off of loan fees and other debt extinguishment costs. Additionally, the Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million (net of tax) were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. The swap agreements contractual termination dates range from September 2005 through October 2007.

Changes in the market value of the swaps subsequent to the repayment of the loans on June 25, 2003 will be recognized as income or expense. During the quarter ended June 30, 2003, the Company recognized income of $1.0 million from changes in the market value of the swaps. This amount is included in the line item “Other non-operating income” in the accompanying Condensed Consolidated Statements of Operations.

Note K – Buyout of Coal Supply Agreement

In April 2003, the Company agreed to terms with a large customer seeking to buy out of the remaining term of an above-market coal supply contract. The buyout resulted in the receipt of $52.5 million in cash during the quarter. The Company recorded a deferred gain of approximately $15 million related to this transaction, which will be recognized ratably through 2012.

Note L – Contingencies

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

Note M – Transactions or Events Affecting Comparability of Reported Results

During the three and six months ended June 30, 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling results in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the three and six months ended June 30, 2003 was a gain of $3.3 million, which is reflected in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2003, the Company recognized a gain of $1.5 million from the sale of land at one of its idle properties. This amount has been recorded as other revenue in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2003, the Company received $1.4 million from a customer that did not meet its contractual purchase requirements. This amount has been recorded as other revenue in the accompanying Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain of $5.6 million which was recognized in other revenues in the Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2002, the Company recognized a pre-tax gain of $4.6 million during the quarter as a result of a workers’ compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers’ compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers’ Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers’ Compensation refunded $4.6 million in premiums which the Company received during the quarter ended June 30, 2002. Partially offsetting this gain was an increase to the workers’ compensation accrual resulting in a pre-tax loss of $3.3 million caused by adverse experience at several of the Company’s self-insured locations. These workers’ compensation items were recognized as adjustments to costs of coal sales in the Condensed Consolidated Statements of Operations.

Note N — Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$(1,457)	$2,080	$(18,295)	$(5,274)
Preferred stock dividends	(1,797)	—	(2,995)	—

Net income (loss) available to common shareholders	$(3,254)	$2,080	$(21,290)	$(5,274)

Denominator:
Weighted average shares – denominator for basic	52,418	52,377	52,401	52,367
Dilutive effect of employee stock options	—	295	—	—

Adjusted weighted average shares – denominator for diluted	52,418	52,672	52,401	52,367

Earnings (loss) per common share
Basic	$(.06)	$.04	$(.41)	$(.10)
Diluted	$(.06)	$.04	$(.41)	$(.10)

For the three and six month periods ended June 30, 2003, and the six month period ended June 30, 2002, employee stock options did not have a dilutive impact because the Company incurred losses in those periods. The Company’s Perpetual Cumulative Convertible Preferred Stock has not been considered in the calculation of the number of diluted shares outstanding because the conditions necessary for the shares to become convertible have not been met as of June 30, 2003.

Note O – Guarantees

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million), which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $12.8 million at June 30, 2003 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.3 million annually through 2015 and $26.0 million in 2016.

In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. Depending on the time at which any such indemnification obligation was to arise, it could have a material adverse effect on the business, results of operations and financial condition of the Company.

Note P — Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform with the classifications in the 2003 financial statements with no effect on previously reported net income or stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report which are not statements of historical fact are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements were made. Because these forward-looking statements are subject to various risks and uncertainties, actual results may differ materially from those projected in the statements. These expectations, assumptions and uncertainties include the Company’s expectation of growth in the demand for electricity; belief that legislation and regulations relating to the Clean Air Act and the relatively higher costs of competing fuels will increase demand for its compliance and low-sulfur coal; expectation that the Company will continue to have adequate liquidity from its cash flow from operations, together with available borrowings under its credit facilities, to finance the Company’s working capital needs and meet its debt reduction goals; a variety of market, operational, geologic, permitting, labor and weather related factors and the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties.”

RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarter to date and year to date periods ending June 30, 2003 and 2002 are affected by the following significant items:

(Dollar amounts in millions)	Quarter ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating Income
Severance tax recoveries	$3.3	$—	$3.3	$—
Reduction in workforce	(2.0)	—	(2.6)	—
Gain from land sale	1.5	—	1.5	—
Gain from contract shortfall	—	—	1.4	—
Gain on contract buyout	—	5.6	—	5.6
Workers’ compensation premium adjustment	—	4.6	—	4.6

Net impact on operating income	2.8	10.2	3.6	10.2
Other
Expenses from early debt extinguishment	(4.8)	—	(4.8)	—
Mark-to-market adjustments on interest rate swaps that no longer qualify as hedges	1.0	—	1.0	—

Net impact on pre-tax income	$(1.0)	$10.2	$(0.2)	$10.2

Severance Tax Recoveries

During the second quarter of 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling results in a refund of previously paid taxes and the reversal of previously accrued taxes payable.

Reduction in Workforce

During the three and six months ending June 30, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate office and eastern mining operations, resulting in severance and related expenses of $2.0 million and $2.6 million during the quarter and six months ended June 30, 2003. Of the expenses recognized, $1.4 million and $1.6 million were recognized as a component of cost of coal sales during the quarter and six months ended June 30, 2003, respectively, with the remainder recognized as a component of selling, general and administrative expenses.

Gain from Land Sale

During the quarter ended June 30, 2003, the Company recognized gains from land sales at one of its idle properties. These gains are reported as other revenues.

Gain from Contract Shortfall

During the first six months of 2003, the Company received $1.4 million from a customer that did not meet its contractual purchase requirements.

Expenses resulting from early debt extinguishment

On June 25, 2003, the Company repaid the term loans of its subsidiary, Arch Western, with the proceeds from the offering of senior notes. In connection with the repayment of the term loans, the Company recognized expenses of $4.8 million related to the write-off of loan fees and other debt extinguishment costs.

Mark-To-Market Adjustments

The Company is a party to several interest rate swap agreements that were entered into in order to hedge the variable rate interest payments due under Arch Western’s term loans. Subsequent to the repayment of those term loans, the swaps no longer qualify for hedge accounting under FASB Statement No. 133. As such, changes in the market value of the swap agreements are recorded as a component of income.

Gain on Contract Buyout

During the second quarter of 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain which was recognized in other revenues in the Condensed Consolidated Statements of Operations.

Workers’ Compensation Premium Adjustment

During the second quarter of 2002, the Company received a workers’ compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers’ compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers’ Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers’ Compensation refunded $4.6 million in premiums.

Quarter Ended June 30, 2003, Compared
      to Quarter Ended June 30, 2002

Revenues

(Dollar amounts in thousands)	Three Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$		%

Coal sales	$378,892	$358,990		$19,902	5.5%
Income from equity investments	12,191	(198)		12,389	N/A
Other revenues	11,995	15,684		(3,689)	(23.5%)

	$403,078	$374,476		$28,602	7.6%

Tons sold (in thousands)	25,672	24,932		740	3.0%
Coal sales realization per ton	$14.76	$14.40		$0.36	2.5%

Coal sales. Coal sales increased in the three months ended June 30, 2003 as compared to the same period in 2002 as a result of slight increases in both sales volumes and prices. Increased volumes were primarily attributable to the Company’s Black Thunder mine in the Powder River Basin. The increase in per ton realization is attributable to the impact of higher contract prices, which was partially reduced by a change in the mix of tons between the Company’s eastern and western operations. During the quarter ended June 30, 2003, a higher percentage of the Company’s tons sold were from its western operations, which typically have lower pricing than the eastern operations.

Income from equity investments. Income from equity investments for the quarter ended June 30, 2003 is comprised of $8.1 million from the Company’s investment in Canyon Fuel and $4.1 million from the Company’s investment in Natural Resource Partners. The Company’s loss from equity investments for the quarter ended June 30, 2002 was solely from the Company’s investment in Canyon Fuel. The improved results from Canyon Fuel are due primarily to more favorable mining conditions at certain of Canyon Fuel’s mines.

Other revenues. The decrease in other revenues is attributable to the proceeds from the buy-out of coal supply agreements in 2002 described above. Additionally, outlease royalty income decreased in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 due to the contribution of reserves and the related outleases to NRP.

Costs and Expenses

(Dollar amounts in thousands)	Three Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Cost of coal sales	$372,323	$340,928	$31,395	9.2%
Selling, general and administrative expenses	11,890	10,071	1,819	18.1%
Amortization of coal supply agreements	4,526	5,374	(848)	(15.8%)
Other expenses	4,972	5,781	(809)	(14.0%)

	$393,711	$362,154	$31,557	8.7%

Cost of coal sales. The increase in cost of coal sales is attributable to the above-mentioned increase in coal sales, as well as to the following factors: (1) increased costs of approximately $8.7 million related to the Company’s postretirement medical and pension obligations; (2) severance costs as described above; and (3) increased supply and fuel costs totaling $3.3 million, primarily related to higher explosives and diesel fuel costs.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily attributable to the severance costs described above as well as increased costs associated with the Company’s employee benefit plans.

Interest Expense, Net

	Three Months Ended
(Dollar amounts in thousands)	June 30,		Increase (Decrease)
	2003	2002	$	%

Interest expense	$11,667	$14,356	$(2,689)	(18.7%)
Interest income	(493)	(314)	(179)	(57.0%)

	$11,174	$14,042	$(2,868)	(20.4%)

Interest expense. The decrease in interest expense is primarily attributable to a 15.8% decrease in outstanding borrowings during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, combined with lower interest rates on the Company’s variable rate loans.

Other non-operating income and expense

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. During the quarter ended June 30, 2003, the Company recognized expenses resulting from the retirement of Arch Western’s term loans, as described above. Additionally, the Company recognized income from mark-to-market adjustments for interest rate swaps that no longer qualify for hedge accounting, as previously described.

Income taxes

(Dollar amounts in thousands)	Three Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Benefit from income taxes	$4,300	$3,800	$500	13.2%

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the second quarter of 2003 is primarily the result of the favorable impact of percentage depletion.

Net income (loss)

(Dollar amounts in thousands)	Three Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Net income (loss)	$(1,457)	$2,080	$(3,537)	(170.0)%

The increase in net loss for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily due to the costs associated with the extinguishment of the Arch Western term loans, as well as the combination of the other factors discussed above.

Six Months Ended June 30, 2003, Compared
to Six Months Ended June 30, 2002

Revenues

	Six Months Ended
(Dollar amounts in thousands)	June 30,		Increase (Decrease)
	2003	2002	$	%

Coal sales	$706,282	$717,585	$(11,303)	(1.6%)
Income from equity investments	23,301	1,070	22,231	N/A
Other revenues	23,085	24,287	(1,202)	(4.9%)

	$752,668	$742,942	$9,726	1.3%

Tons sold (in thousands)	48,342	49,617	(1,275)	(2.6%)
Coal sales realization per ton	$14.61	$14.46	$0.15	1.0%

Coal sales. The decline in coal sales revenue for the six months ended June 30, 2003 relates primarily to a decline in sales volumes, particularly in the first quarter of 2003. The decline in volume was partially offset by a slight increase in average sales prices. The increase in per ton realization is attributable to the impact of higher contract prices, which was partially reduced by a change in the mix of tons between the Company’s eastern and western operations. During the six months ended June 30, 2003, a higher percentage of the Company’s tons sold were from its western operations, which typically have lower pricing than the eastern operations.

Income from equity investments. Income from equity investments for the six months ended June 30, 2003 is comprised of $16.2 million of income from the Company’s investment in Canyon Fuel, and $7.1 million from the Company’s investment in NRP. Income from equity investments for the first six months of 2002 is comprised solely of income from the Company’s investment in Canyon Fuel. The improved results from Canyon Fuel are due primarily to more favorable mining conditions at certain of Canyon Fuel’s mines.

Other revenues. The decline in other revenues is primarily due to income from the 2002 buyout of coal supply agreements, partially offset by gains on the sale of land in 2003, and by the first quarter 2003 gain of $1.4 million from a customer that did not meet its contractual purchase requirements, all of which are described above.

Costs and Expenses

(Dollar amounts in thousands)	Six Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Cost of coal sales	$705,963	$688,139	$17,824	2.6%
Selling, general and administrative expenses	23,763	19,940	3,823	19.2%
Amortization of coal supply agreements	10,320	10,488	(168)	(1.6%)
Other expenses	9,520	13,373	(3,853)	(28.8%)

	$749,566	$731,940	$17,626	2.4%

Cost of coal sales. Cost of coal sales increased despite a decrease in coal sales due primarily to increased costs related to the Company’s pension and postretirement medical plans of $17.8 million. Additionally, the Company experienced higher costs due to disruptions in production resulting from severe weather in February and March 2003 at certain of its operations and to higher prices for diesel fuel.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the severance costs described above, higher personnel costs, and additional information systems costs.

Other expenses. The decrease in other expenses is primarily a result of lower costs to terminate certain contractual obligations for the purchase or sale of coal.

Interest Expense, Net

(Dollar amounts in thousands)	Six Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Interest expense	$23,219	$26,358	$(3,139)	(11.9%)
Interest income	(826)	(582)	(244)	(41.9%)

	$22,393	$25,776	$(3,383)	(13.1%)

Interest expense. The decrease in interest expense is primarily attributable to a 13.7% decrease in outstanding borrowings during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Other non-operating income and expense

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. During the six months ended June 30, 2003, the Company recognized expenses resulting from the retirement of Arch Western’s term loans, as described above. Additionally, the Company recognized income from mark-to-market adjustments for interest rate swaps that no longer qualify for hedge accounting, as previously described.

Income taxes

(Dollar amounts in thousands)	Six Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Benefit from income taxes	$8,600	$9,500	$(900)	(9.5%)

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the first six months of 2003 is primarily the result of the favorable impact of percentage depletion.

Net loss before cumulative effect of accounting change

(Dollar amounts in thousands)	Six Months Ended
	June 30,		Increase (Decrease)
	2003	2002	$	%

Net loss before cumulative effect of accounting change	$(14,641)	$(5,274)	$(9,367)	(177.6)%

The increase in net loss before cumulative effect of accounting change is primarily due to the combination of lower sales levels and higher production costs, in addition to the expenses from the early extinguishment of debt and other factors discussed above.

Cumulative effect of accounting change

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of FAS 143 resulted in a cumulative effect loss as of January 1, 2003 of $3.7 million, net of tax.

DISCLOSURE CONTROLS

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

RECENT DEVELOPMENTS

On May 29, 2003, the Company entered into a definitive agreement to acquire (1) Vulcan Coal Holdings, L.L.C. (“Vulcan”), which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton, for an aggregate purchase price of $364.0 million, subject to working capital adjustments. Consummation of the transaction is subject to various conditions, including the receipt by the Company and Vulcan of all necessary governmental and regulatory consents and other customary conditions. The Company intends to finance the acquisition with cash, borrowings under its existing revolving credit facility and a term loan in an amount no greater than $100.0 million at its Arch Western subsidiary.

Triton is the nation’s seventh largest coal producer and the operator of two mines in the Powder River Basin. These mines, North Rochelle and Buckskin, produced a combined total of 42.2 million tons of coal in 2002 and are supported by approximately 744 million tons of proven and probable reserves. The North Rochelle mine produces 8,800 Btu super-compliance quality coal on a reserve base of approximately 250 million tons. In 2002, North Rochelle produced 23.9 million tons of coal. The Buckskin mine produces 8,400 Btu compliance quality coal on a reserve base of approximately 494 million tons. In 2002, Buckskin produced 18.3 million tons of coal.

The acquisition of Triton will increase the Company’s total reserves in the Powder River Basin by approximately 50%, from 1.6 billion tons to 2.3 billion tons. North Rochelle and Black Thunder are contiguously located, sharing a 5.5-mile property line. The Company has identified expected synergies of approximately $18 million to $22 million annually that may be realized through the operational integration of Triton’s North Rochelle mine and the Black Thunder mine.

OUTLOOK

Production Levels. The Company reduced its overall rate of coal production by approximately 10% during the first six months of 2003. This was in addition to a reduction in overall production of approximately 5% during 2002. These actions were taken in response to unfavorable spot coal markets following an extremely mild winter in 2001-2002, a period of industrial economic weakness that dampened electricity demand and an effort by electric utilities to reduce coal stockpile levels. Although the timing of any recovery in coal markets remains uncertain, there have been indications that prices may return to more favorable levels in the future. These indications include more normal weather patterns over much of the country, some indication of economic recovery and an overall decrease in coal production and utility stockpiles.

Previously, the Company had disclosed that longwall mineable reserves at Mingo Logan were likely to be exhausted during 2002. As a result of improvements to the mine plan, the mine is expected to exhaust its longwall mineable reserves in 2006, subject to permit modifications. However, due to more difficult mining conditions, production levels and profitability at that mine in the future are expected to be lower than those experienced historically.

Postretirement Obligations. The Company expects to incur significantly higher expenses related to its postretirement health care obligations in 2003. These obligations, coupled with a much smaller increase in pension-related expenses, increased costs by $8.7 million and $17.8 million during the second quarter and first six months of 2003, respectively, and are expected to increase non-cash costs by approximately $8.0 million per quarter from prior year levels for the remainder of the year.

Expenses Related to Interest Rate Swaps. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FASB Statement No. 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million (net of tax) were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of June 30, 2003, the remaining deferred amounts will be recognized as expense in the following periods: $4.1 million in the second half of 2003; $8.3 million in 2004; $7.7 million in 2005; $4.8 million in 2006; and $1.9 million in 2007.

Permitting Issues. The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in litigation on the issue of valley fills. This ruling was later reversed on appeal; however, the Company has not yet completed the process necessary to obtain the required permits for the mine. Once the Company obtains the necessary permits, it intends to reopen the mine subject to then-existing market conditions.

Low-Sulfur Coal Producer. The Company continues to believe that it is well-positioned to capitalize on the continuing growth in demand for low-sulfur coal to produce electricity. Substantially all of the Company’s current coal production and approximately 90% of its reserves are low in sulfur. In fact, approximately 68% of the Company’s coal reserves are compliance quality, which means that the reserves meet Phase II standards of the Clean Air Act without application of expensive scrubbing technology. With Phase II now in effect, compliance coal has captured a growing share of United States coal demand and commands a higher price in the marketplace than high-sulfur coal.

Chief Objectives. The Company continues to focus on taking steps to increase shareholder returns by improving earnings, strengthening cash generation and improving productivity at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin. In addition, the Company is aggressively pursuing savings in both overhead and operating costs. The Company instituted personnel cutbacks at its corporate headquarters and Eastern operations in the first half of 2003 and recently initiated a cost reduction effort targeting key cost drivers at each of its captive mines.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2003 and 2002:

	2003	2002

	(in thousands)
Cash provided by (used in):
Operating activities	$64,833	$97,471
Investing activities	(35,758)	(113,964)
Financing activities	70,147	10,946

Cash provided by operating activities declined due to lower income levels and higher cash outflows for working capital requirements.

Cash used in investing activities during the six months ended June 30, 2003 was lower than the same period in 2002 due to the receipt of $52.5 million from the buyout of a coal supply contract with above-market pricing. Additionally, capital expenditures declined in the first six months of 2003 as compared to the same period in 2002 due to the Company’s decision to limit capital expenditures in light of ongoing weakness in coal markets. During the first six months of 2002 and 2003, the Company made the fourth and fifth, respectively, of five annual payments under the Thundercloud federal lease, which is mined by the Black Thunder mine in Wyoming.

Cash provided by financing activities during the first half of 2003 reflects the proceeds from the issuance of Arch Western senior notes (which were used to retire existing debt) and the proceeds from the sale of preferred stock. On January 31, 2003, the Company utilized its Universal Shelf and completed the sale of 2,875,000 shares of its 5% Perpetual Cumulative Convertible Preferred Stock. The net proceeds from the offering of approximately $139.0 million were used to reduce indebtedness under the Company’s revolving credit facility and for working capital and general corporate purposes, including potential acquisitions. On June 25, 2003, Arch Western Finance, LLC, a subsidiary of Arch Western, completed the offering of $700 million of 6.75% senior notes. The proceeds of the offering were primarily used to repay Arch Western’s existing term loans. The cash provided by financing activities during the six months ended June 30, 2002 reflects borrowings under the Company’s revolver and line of credit to fund capital expenditures.

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

Expenditures for property, plant and equipment were $66.9 million for the six months ended June 30, 2003, compared to $96.1 million for the six months ended June 30, 2002. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. It is anticipated that future capital expenditures will be funded by available cash and existing credit facilities.

At June 30, 2003, the Company had $44.7 million in letters of credit outstanding, which resulted in $305.3 million of unused capacity under the Company’s revolving credit facility. Sufficient unused capacity is currently available to fund all operating needs. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowing and letters of credit.

Financial covenants contained in the Company’s revolving credit facility consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended to exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company’s adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income.

On June 25, 2003, Arch Western Finance LLC, a subsidiary of Arch Western, completed the offering of $700 million of senior notes and utilized the proceeds of the offering to repay Arch Western’s existing term loans. The senior notes bear a fixed rate of interest of 6.75% and are due in full on July 1, 2013. Interest on the senior notes is payable on January 1 and July 1 each year commencing January 1, 2004. The senior notes are guaranteed by Arch Western and certain of Arch Western’s subsidiaries and are secured by a security interest in loans made to Arch Coal by Arch Western. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make investments.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2003, there were $20.0 million of such agreements in effect, of which none were outstanding. The Company can also issue an additional $311.8 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates due to its existing level of indebtedness. At June 30, 2003, substantially all of the Company’s outstanding debt bore interest at fixed rates.

Additionally, at June 30, 2003, the Company is a party to interest-rate swap agreements having a total notional value of $525.0 million. These swap agreements were initially entered into to convert the variable-rate interest payments due under the Company’s revolving credit facility and Arch Western’s term loans to fixed-rate payments. Under the swap agreements, the Company pays a weighted average fixed rate of 5.74% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The remaining terms of the swap agreements at June 30, 2003 ranged from 26 to 51 months. As of June 30, 2003, the fair value of the interest rate swaps was a liability of $46.3 million.

The Company is also exposed to commodity price risk related to its purchase of diesel fuel. The Company enters into heating oil swaps and forward purchase contracts to substantially reduce volatility in the price of diesel fuel purchased for its operations. The swap agreements essentially fix the price paid for diesel fuel by requiring the Company to pay a fixed heating oil price and receive a floating heating oil price. Gains and losses on terminations of heating oil swap agreements are deferred on the balance sheet (in other long-term liabilities) and amortized as an adjustment to diesel fuel cost over the original term of the terminated heating oil swap agreement as if it were still in place.

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

At June 30, 2003, the Company’s debt portfolio consists substantially of fixed rate debt. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to the Company’s fixed rate debt assumes an instantaneous 100-basis-point move in interest rates from their levels at June 30, 2003, with all other variables held constant. A 100-basis-point increase in market interest rates would result in a $48.1 million decrease in the fair value of the fixed portion of the debt at June 30, 2003.

As it relates to the Company’s interest rate swap positions, a change in interest rates impacts the net financial instrument position. Additionally, because the swaps no longer qualify for hedge accounting, changes in the net financial instrument position will directly impact the Company’s earnings. A 100-basis point increase in market interest rates would result in a $16.9 million decrease in the fair value of the Company’s liability under the interest swap positions at June 30, 2003, and a corresponding mark-to-market gain of the same amount.

Similarly, relative to the Company’s diesel hedge position, at June 30, 2003, a $.05 per gallon decrease in the price of heating oil would result in a $0.1 million decrease in the fair value of the financial position of the heating oil swap.

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

Legal Contingencies

West Virginia Flooding Litigation. The Company and three of its subsidiaries have been named, among others, in 17 separate complaints filed in Wyoming, McDowell, Fayette, Upshur, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 1,780 plaintiffs who are seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July of 2001. The plaintiffs have sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with several additional flood damages cases not involving the Company’s subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which has certified certain legal issues back to the West Virginia Supreme Court. Upon resolution of the legal issues by the West Virginia Supreme Court, the panel will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts.

While the outcome of this litigation is subject to uncertainties, based on the Company’s preliminary evaluation of the issues and the potential impact on it, the Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

Daugherty v. Arch Coal, Inc., et. al. The Company and three of its subsidiaries have been named in a complaint filed in Mingo County, West Virginia. Plaintiffs are seeking damages for trespass, nuisance and property damage arising out of the use by the Company’s subsidiaries of certain properties in Mingo County, West Virginia. The plaintiffs have alleged that the Company’s subsidiaries have insufficient rights to haul certain foreign coals across the surface overlying coal reserves controlled by the Company’s subsidiaries without payment of certain wheelage or other fees to plaintiffs. In addition, the plaintiffs have alleged that the Company and its subsidiaries have violated the West Virginia Groundwater Protection Act, the West Virginia Hazardous Waste Management Act, the West Virginia Water Pollution Control Act and West Virginia’s Standards for Management of Waste Oil by allowing contamination of soil, groundwater and streams through run-off of hydrocarbon wastes.

While the outcome of this litigation is subject to uncertainties, based on the Company’s preliminary evaluation of the issues and the potential impact on it, the Company believes this matter will be resolved without a material adverse effect on its financial condition or results of operations.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage — Covenants

As of June 30, 2003, the Company had outstanding consolidated indebtedness of $700.2 million, representing approximately 52% of the Company’s capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company’s ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company’s control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

Terms of the Company’s credit facilities and leases contain financial and other covenants that create limitations on the Company’s ability to, among other things, effect acquisitions or dispositions and borrow additional funds, and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. Failure by the Company to comply with such covenants could result in an event of default under these agreements which, if not cured or waived, would enable the Company’s lenders to declare amounts borrowed due and payable, or otherwise result in unanticipated costs.

Losses

The Company reported a net loss available to common shareholders of $2.6 million for the year ended December 31, 2002 and $21.3 in the first six months of 2003. These losses are primarily attributable to the Company’s decision to scale back production during the period in response to a weak market environment and increased costs at certain Company operations. The decision to scale back production came after the Company had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal the Company had previously projected. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales.

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

Environmental and Regulatory Factors

     The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

•	the discharge of materials into the environment;

•	employee health and safety;

•	mine permits and other licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	surface subsidence from underground mining;

•	water pollution;

•	legislatively mandated benefits for current and retired coal miners;

•	air quality standards;

•	protection of wetlands;

•	endangered plant and wildlife protection;

•	limitations on land use;

•	storage of petroleum products and substances that are regarded as hazardous under applicable laws; and

•	management of electrical equipment containing polychlorinated biphenyls, or PCBs.

In addition, the electric generating industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for the Company’s coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on the Company’s mining operations or its customers’ ability to use coal and may require the Company or its customers to change operations significantly or incur substantial costs.

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

Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of the Company’s coal. These regulations can take a variety of forms, as explained below.

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

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and the development of new mines by the Company. This in turn may result in decreased production by the Company and a corresponding decrease in the Company’s revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

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

Along with these regulations addressing ambient air quality, the EPA has initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.

Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned electric utility for alleged violations of the Clean Air Act. The EPA claims that these utilities have failed to obtain permits required under the Clean Air Act for alleged major modifications to their power plants. The Company supplies coal to some of the currently affected utilities, and it is possible that other of the Company’s customers will be sued. These lawsuits could require the utilities to pay penalties and install pollution control equipment or undertake other emission reduction measures, which could adversely impact their demand for coal.

Other Clean Air Act programs are also applicable to power plants that use the Company’s coal. For example, the acid rain control provisions of Title IV of the Clean Air Act require a reduction of sulfur dioxide emissions from power plants. Because sulfur is a natural component of coal, required sulfur dioxide reductions can affect coal mining operations. Title IV imposes a two phase approach to the implementation of required sulfur dioxide emissions reductions. Phase I, which became effective in 1995, regulated the sulfur dioxide emissions levels from 261 generating units at 110 power plants and targeted the highest sulfur dioxide emitters. Phase II, implemented January 1, 2000, made the regulations more stringent and extended them to additional power plants, including all power plants of greater than 25 megawatt capacity. Affected electric utilities can comply with these requirements by:

•	burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;

•	installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;

•	reducing electricity generating levels; or

•	purchasing or trading emissions credits.

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

Other proposed initiatives may have an effect upon coal operations. One such proposal is the Bush Administration’s recently announced Clear Skies Initiative. As proposed, this initiative is designed to reduce emissions of sulfur dioxide, nitrogen oxides, and mercury from power plants. Other so-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of a number of air pollutants. Were such initiatives enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

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

The Company also leases some of its coal reserves to third party operators. Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent mine lessees and other third parties could potentially be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the mine operator. Sanctions against the “owner” or “controller” are quite severe and can include civil penalties, reclamation fees and reclamation costs. The Company is not aware of any currently pending or asserted claims against it asserting that it “owns” or “controls” any of its lessees’ operations.

On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests and within a certain proximity of occupied dwellings. The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff’s claims that the Secretary of the Interior’s determination violated SMCRA.

The Department of Interior and the National Mining Association, a trade group that intervened in this action, sought a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit, and the stay was granted. On June 3, 2003, the U.S. Court of Appeals for the District of Columbia Circuit reversed the decision of the District Court and upheld the validity of the regulations, deferring to the Departments of Interior’s interpretation of SMCRA. If the Court of Appeals’ decision is overturned upon a rehearing before the Circuit Board en banc or by the U.S. Supreme Court on appeal, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including the Company’s. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

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

West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA’s approval of West Virginia’s antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. The plaintiffs in this lawsuit, Ohio Valley Environmental Coalition v. Whitman, challenge provisions in West Virginia’s antidegradation implementation policy that exempt current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation review process. The Company is exempt from antidegradation review under these provisions. Revoking this exemption and subjecting the Company to the antidegradation review process could delay the issuance or reissuance of Clean Water Act permits to the Company or cause these permits to be denied. If the plaintiffs are successful and if the Company discharges into waters that have been designated as high-quality by the state, the costs, time and difficulty associated with obtaining and complying with Clean Water Act permits for surface mining of its operations could increase.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including the Company, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically the Company submits the necessary permit applications several months before it plans to begin mining a new area. In the Company’s experience, permits generally are approved several months after a completed application is submitted. In the past, the Company has generally obtained its mining permits without significant delay. However, the Company cannot be sure that it will not experience difficulty in obtaining mining permits in the future.

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

Surety Bonds. Federal and state laws require the Company to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. It has become increasingly difficult for the Company to secure new surety bonds or renew such bonds without the posting of collateral. In addition, surety bond costs have increased while the market terms of such bonds have generally become more unfavorable.

West Virginia Cumulative Hydrologic Impact Analysis Litigation. Two environmental groups sued the West Virginia Department of Environmental Protection in January 2000 in federal court, alleging various violations of the Clean Water Act and SMCRA. The lawsuit was amended in September 2001 to name Gale Norton, Secretary of the Interior, as a defendant. The U.S. Office of Surface Mining is a division within the Department of Interior. The lawsuit, Ohio River Valley Environmental Coalition, Inc. v. Castle, specifically alleges that the West Virginia Department of Environmental Protection has violated its non-discretionary duty to require all surface and underground mining permit applications to include certain stream flow and water quality data and an analysis of the probable hydrologic consequences of the proposed mine, and that the West Virginia Department of Environmental Protection failed to conduct SMCRA-required cumulative hydrologic impacts analysis prior to issuing mining permits. The lawsuit also alleges that the Office of Surface Mining has a non-discretionary duty to apply the federal SMCRA law in West Virginia due to the deficiencies in the state program. In March 2001, the district court denied the plaintiff’s motion for a preliminary injunction on its claims against the West Virginia Department of Environmental Protection. In September 2001, the district court denied a motion to dismiss for lack of jurisdiction filed by the defendant, the Secretary of the West Virginia Department of Environmental Protection. The defendant filed an interlocutory appeal of this decision which was heard by the Fourth Circuit Court of Appeals in February

2002. If the plaintiffs are eventually successful in this lawsuit, the West Virginia Department of Environmental Protection may have to modify its procedures and requirements for the content and review of mining permit applications, which is likely to increase the cost of preparing applications and the time required for their review, and may entail additional operating expenditures and, possibly, restrictions on operating.

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

Competition — Excess Industry Capacity

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which the Company operates, and some of the Company’s competitors may have greater financial resources. The Company competes with several major coal producers in the Central Appalachian and Powder River Basin areas. The Company also competes with a number of smaller producers in those and other market regions. The Company is also subject to the risk of reduced profitability as a result of excess industry capacity, which results in reduced coal prices.

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

In addition, the Company’s ability to receive payment for coal sold and delivered depends on the creditworthiness of its customers. In general, the creditworthiness of the Company’s customers has deteriorated. If such trends continue, the Company’s acceptable customer base may be limited.

Reliance on and Terms of Long-Term Coal Supply Contracts

During 2002, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 84% of the Company’s total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. As a consequence of the substantial volume of its sales which are subject to these long-term agreements, the Company has less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, the Company’s ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes under such contracts, or the Company’s exposure to market-based pricing may be increased should customers elect to purchase fewer tons. The increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts also make it more likely that inflation related increases in mining costs during the contract term will not be recovered by the Company.

Reserve Degradation and Depletion

The Company’s profitability depends substantially on its ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. The Company has in the past acquired and will in the future acquire, coal reserves for its mine portfolio from third parties. The Company may not be able to accurately assess the geological characteristics of any reserves that it acquires, which may adversely affect the profitability and financial condition of the Company. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006. The Mountaineer Mine generated $33.7 million and $36.7 million of the Company’s total operating income in the year ended 2002 and 2001, respectively.

Potential Fluctuations in Operating Results — Factors Routinely Affecting Results of Operations

The Company’s mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel and supply prices, insurance costs, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials, and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of the Company’s principal mines, particularly its Mingo Logan operation in West Virginia or Black Thunder mine in Wyoming, would result in a decrease, which could be material, in the Company’s revenues and profitability. Other factors affecting the production and sale of the Company’s coal that could result in decreases in its profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) work stoppages or other labor difficulties; (vi) mine worker vacation schedules and related maintenance activities; and (vii) changes in coal market and general economic conditions.

Transportation

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption of these transportation services could temporarily impair the Company’s ability to supply coal to its customers. Increases in transportation costs, or changes in such costs relative to transportation costs for coal produced by its competitors or for other fuels, could have an adverse effect on the Company’s business and results of operations.

Reserves — Title

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

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to the Company’s reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect the Company’s actual reserves.

The Company continually seeks to expand its operations and coal reserves in the regions in which it operates through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of acquisition or other transaction candidates; the potential loss of key personnel of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction. Any one or more of these factors could impair the Company’s ability to realize the benefits anticipated to result from the acquisition of businesses or assets.

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

In connection with the Company’s June 1, 1998 acquisition of Atlantic Richfield Company’s (“ARCO”) coal operations, the Company entered into an agreement under which it agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western, or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. ARCO was acquired by BP Amoco in 2000. Depending on the time at which any such indemnification obligation were to arise, it could impact the Company’s profitability for the period in which it arises.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contains a description of the critical accounting policies impacting the Company’s financial statements. Since that report, the Company has changed its method of accounting for its final mine closure reclamation liabilities to comply with FAS 143. Asset retirement obligations recorded in accordance with FAS 143 depend on the estimates and assumptions described in the Company’s Annual Report on Form 10-K, as well as the following:

•   Discount rate — FAS 143 requires the asset retirement obligation to be recorded at its fair value. In accordance with the provisions of FAS 143, the Company utilized discounted cash flow techniques to estimate the fair value of its obligations. The rates used by the Company are based on rates for treasury bonds with maturities similar to expected mine lives, adjusted for the Company’s credit standing.

•   Third-party margin — FAS 143 requires the measurement of an obligation to be based upon the amount a third party would demand to assume the obligation. Because the Company plans to perform a significant amount of its final mine closure reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based on the Company’s historical experience with contractors performing certain types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than the Company’s estimates of its cost to perform the reclamation activities. If the Company’s cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is contained in the “Contingencies – Legal Contingencies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company’s Annual Meeting of Stockholders was held on April 24, 2003, at the Company’s headquarters at One CityPlace Drive, Suite 300, St. Louis, Missouri.

(b) At such Annual Meeting, the holders of the Company’s common stock elected the following nominees for director:

Nominee	Total Votes For	Total Votes Withheld

Frank M. Burke	47,455,813	815,581
Thomas A. Lockhart	47,533,988	737,405
James L. Parker	47,451,834	819,561

The terms of office of the following directors continued after the meeting: Steven F. Leer, James R. Boyd, Douglas M. Hunt, A. Michael Perry, Robert G. Potter and Theodore D. Sands.

At such Annual Meeting, the Company’s stockholders, by a vote of 47,125,836 for, 1,102,908 against and 42,645 abstained, also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2	Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3 to current report on Form 8-A filed on March 5, 2003)

4.1	Indenture, dated June 25, 2003, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. and Thunder Basin Coal Company, L.L.C.)

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Steven F. Leer

32.2	Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Robert J. Messey

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed by the Company in the quarter ended June 30, 2003:

(1)	A report dated April 8, 2003 announcing the Company’s expectations for first quarter 2003 results and the receipt of $52 million related to a buyout of an above-market contract;

(2)	A report dated April 22, 2003 announcing the Company’s first quarter 2003 operating results;

(3)	A report dated May 29, 2003 announcing that the Company had signed a definitive agreement to acquire Vulcan Coal Holdings LLC, which owns all of the equity of Triton Coal Company, for a purchase price of $364 million; and

(4)	A report dated June 2, 2003 announcing certain information with respect to the Vulcan Coal Holdings LLC acquisition pursuant to Regulation FD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH COAL, INC.

(Registrant)

Date: August 13, 2003
/s/ John W. Lorson

John W. Lorson
Controller
(Chief Accounting Officer)