Form 10-Q
period 2003-09-30
ARCH COAL INC
filed 2003-11-13
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

At November 1, 2003, there were 52,652,385 shares of registrant’s common stock outstanding.

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002 and the Nine Months Ended September 30, 2003 and 2002	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 6. Exhibits and Reports on Form 8-K	36

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$125,551	$9,557
Trade accounts receivable	122,281	135,903
Other receivables	23,292	30,927
Inventories	76,496	66,799
Prepaid royalties	3,934	4,971
Deferred income taxes	27,775	27,775
Other	10,642	15,781

Total current assets	389,971	291,713

Property, plant and equipment, net	1,308,865	1,284,968

Other assets
Prepaid royalties	67,678	51,078
Coal supply agreements	9,810	59,240
Deferred income taxes	245,325	221,116
Equity investments	227,274	231,551
Other	62,419	43,142

Total other assets	612,506	606,127

Total assets	$2,311,342	$2,182,808

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97,499	$113,527
Accrued expenses	158,074	133,287
Current portion of debt	69	7,100

Total current liabilities	255,642	253,914
Long-term debt	700,071	740,242
Accrued postretirement benefits other than pension	344,921	324,539
Asset retirement obligations	144,112	117,804
Accrued workers’ compensation	80,027	80,985
Other noncurrent liabilities	134,632	130,461

Total liabilities	1,659,405	1,647,945

Stockholders’ equity
Preferred stock	29	—
Common stock	529	527
Paid-in-capital	977,113	835,763
Retained deficit	(275,038)	(253,943)
Treasury stock, at cost	(5,047)	(5,047)
Accumulated other comprehensive loss	(45,649)	(42,437)

Total stockholders’ equity	651,937	534,863

Total liabilities and stockholders’ equity	$2,311,342	$2,182,808

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues and operating income
Coal sales revenues	$354,276	$386,298	$1,060,558	$1,103,882
Income from equity investments	5,657	1,222	28,958	2,291
Other operating income	10,343	13,235	33,428	37,523

	370,276	400,755	1,122,944	1,143,696

Costs and expenses
Cost of coal sales	346,142	368,054	1,052,105	1,056,194
Selling, general and administrative expenses	11,082	9,734	34,845	29,675
Amortization of coal supply agreements	2,890	5,385	13,209	15,872
Other expenses	3,636	7,484	13,157	20,856

	363,750	390,657	1,113,316	1,122,597

Income from operations	6,526	10,098	9,628	21,099
Interest expense, net:
Interest expense	(13,187)	(13,425)	(36,407)	(39,783)
Interest income	425	217	1,251	799

	(12,762)	(13,208)	(35,156)	(38,984)
Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,066)	—	(6,889)	—
Other non-operating income	10,441	—	11,314	—

	8,375	—	4,425	—

Income (loss) before income taxes and cumulative effect of accounting change	2,139	(3,110)	(21,103)	(17,885)
Benefit from income taxes	(8,910)	(4,750)	(17,510)	(14,250)

Income (loss) before cumulative effect of accounting change	11,049	1,640	(3,593)	(3,635)
Cumulative effect of accounting change	—	—	(3,654)	—

Net income (loss)	11,049	1,640	(7,247)	(3,635)
Preferred stock dividends	(1,797)	—	(4,792)	—

Net income (loss) available to common shareholders	$9,252	$1,640	$(12,039)	$(3,635)

Earnings (loss) per common share
Earnings (loss) before cumulative effect of accounting change	$0.18	$0.03	$(0.16)	$(0.07)
Cumulative effect of accounting change	—	—	(0.07)	—

Basic and diluted earnings (loss) per common share	$0.18	$0.03	$(0.23)	$(0.07)

Dividends declared per share	$0.0575	$0.0575	$0.1725	$0.1725

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net loss	$(7,247)	$(3,635)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	118,142	130,835
Prepaid royalties expensed	10,206	5,738
Accretion on asset retirement obligations	10,148	—
Net gain on disposition of assets	(3,174)	(501)
Income from equity investments	(28,958)	(2,291)
Net distributions from equity investments	32,291	15,177
Cumulative effect of accounting change	3,654	—
Other nonoperating (income) expense	(4,425)	—
Changes in:
Receivables	22,004	7,119
Inventories	(9,446)	(13,577)
Accounts payable and accrued expenses	(8,146)	403
Income taxes	(18,868)	(14,406)
Accrued postretirement benefits other than pension	20,381	(1,597)
Asset retirement obligations	(12,771)	6,650
Accrued workers’ compensation benefits	(958)	3,947
Other	(8,577)	(4,113)

Cash provided by operating activities	114,256	129,749

Investing activities
Additions to property, plant and equipment	(91,652)	(117,363)
Proceeds from dispositions of property, plant and equipment	3,325	2,231
Proceeds from coal supply agreement	52,548	—
Additions to prepaid royalties	(25,768)	(21,717)

Cash used in investing activities	(61,547)	(136,849)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	(72,202)	24,936
Payments on term loans	(675,000)	—
Proceeds from issuance of senior notes	700,000	—
Debt financing costs	(18,246)	(8,228)
Proceeds from sale and leaseback of equipment	—	9,213
Reduction of obligations under capital leases	—	(7,778)
Dividends paid	(12,647)	(9,033)
Proceeds from issuance of preferred stock	139,024	—
Proceeds from sale of common stock	2,356	313

Cash provided by financing activities	63,285	9,423

Increase in cash and cash equivalents	115,994	2,323
Cash and cash equivalents, beginning of period	9,557	6,890

Cash and cash equivalents, end of period	$125,551	$9,213

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2003 are not necessarily indicative of results to be expected for the year ending December 31, 2003.

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

Note B – Acquisition of Triton Coal Company

On May 29, 2003, the Company entered into a definitive agreement to acquire (1) Vulcan Coal Holdings, L.L.C. (“Vulcan”), which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton, for an aggregate purchase price of $364.0 million, subject to working capital adjustments. Consummation of the transaction is subject to various conditions, including the receipt by the Company and Vulcan of all necessary governmental and regulatory consents and other customary conditions. Upon consummation, the acquisition will be accounted for under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The Company intends to finance the acquisition with cash, borrowings under its existing revolving credit facility and a $100.0 million term loan facility at its Arch Western subsidiary.

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

The cumulative effect of the change on periods prior to January 1, 2003 resulted in a charge to income of $3.7 million (net of income taxes of $2.3 million), or $0.07 per share, which is included in the Company’s results of operations for the nine months ended September 30, 2003. In addition, the net loss of the Company, excluding the cumulative effect of accounting change, for the nine months ended September 30, 2003 is $1.0 million more ($0.02 per share), than it would have been if the Company had continued to account for these obligations under its old method (there is not a significant difference in the quarter ended September 30, 2003). The unaudited pro forma amounts below reflect the retroactive application of FAS 143 as if the Company had adopted the standard on January 1, 2002 and the corresponding elimination of the cumulative effect of accounting change:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
As reported
Net income (loss) available to common shareholders	$9,252	$1,640	$(12,039)	$(3,635)
Basic and diluted income (loss) per share	0.18	0.03	(0.23)	(0.07)
Pro forma
Net income (loss) available to common shareholders	$9,252	$1,214	$(8,385)	$(5,379)
Basic and diluted income (loss) per share	0.18	0.02	(0.16)	(0.10)

If the Company had accounted for its asset retirement obligations in accordance with FAS 143 for all periods presented, the asset retirement obligation liability (including amounts classified as current) would have been $162.0 million and $166.6 million at September 30, 2002 and December 31, 2002, respectively.

The following table describes the changes to the Company’s asset retirement obligation for the nine months ended September 30, 2003:

Balance at December 31, 2002 (including current portion)	$125,440
Impact of adoption	41,198
Accretion expense	10,148
Additions resulting from property additions	1,301
Payments	(13,567)

Balance at September 30, 2003	164,520
Current portion included in accrued expenses	(20,408)

Long-term liability	$144,112

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
As reported
Net income (loss) available to common shareholders	$9,252	$1,640	$(12,039)	$(3,635)
Basic and diluted income (loss) per share	0.18	0.03	(0.23)	(0.07)
Pro forma
Net income (loss) available to common shareholders	$6,953	$(742)	$(18,988)	$(9,852)
Basic and diluted income (loss) per share	0.13	(0.01)	(0.36)	(0.19)

Note F – Equity Investments

The Company’s equity investments are comprised of its ownership interests in Canyon Fuel and NRP. Amounts recorded in the Condensed Consolidated Financial Statements are as follows:

	September 30, 2003	December 31, 2002

	(in thousands)
Equity investments:
Investment in Canyon Fuel	$156,722	$160,787
Investment in NRP	70,552	70,764

Equity investments as reported in the Condensed Consolidated Balance Sheets	$227,274	$231,551

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Income from equity investments:
Income from investment in Canyon Fuel	$1,392	$1,222	$17,596	$2,291
Income from investment in NRP	4,265	—	11,362	—

Income from equity investments in the Condensed Consolidated Statements of Operations	$5,657	$1,222	$28,958	$2,291

Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Condensed Income Statement Information	2003	2002	2003	2002

	(in thousands)
Revenues	$57,751	$52,337	$179,234	$189,637
Total costs and expenses	57,879	54,610	161,015	194,209

Net income (loss) before cumulative effect of accounting change	$(128)	$(2,273)	$18,219	$(4,572)

65% of Canyon Fuel net income (loss) before cumulative effect of accounting change	$(83)	$(1,477)	$11,842	$(2,972)
Effect of purchase adjustments	1,475	2,699	5,754	5,263

Company’s income from its equity investment in Canyon Fuel	$1,392	$1,222	$17,596	$2,291

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

Investment in NRP

Summarized financial information for NRP as of September 30, 2003 and for the three and nine months ended September 30, 2003 follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Results of Operations
Revenues	$23,539	$63,448
Income from operations	12,555	32,704
Net Income	10,112	28,268
Arch Coal’s income from equity investment in NRP	$4,265	$11,362

September 30,
2003

Financial Position
Total assets	$514,664
Total liabilities	202,703
Partners’ equity	311,961
Arch Coal’s equity investment in NRP	$70,552

Income from the Company’s equity investment in NRP for the three and nine months ended September 30, 2003 represents the Company’s share of NRP’s earnings for the period from June 1, 2003 through August 31, 2003 and the period from December 1, 2002 through August 31, 2003, respectively. As disclosed in the Company’s annual report, the Company accounts for income from its investment in NRP on a one-month lag.

Note G – Reduction in Force

During the three and nine months ending September 30, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate headquarters and its eastern mining operations and the recognition of expenses related to severance of $2.6 million in the nine months ended September 30, 2003. Of this amount, $1.6 million was reported as a component of cost of coal sales, with the remainder reported in selling, general and administrative expenses. At September 30, 2003, $0.2 million of the amounts recognized remained accrued as a liability on the Company’s Condensed Consolidated Balance Sheet.

Note H – Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Net income (loss)	$11,049	$1,640	$(7,247)	$(3,635)
Other comprehensive income (loss) net of tax (net of amounts reclassified to earnings)	2,601	(8,078)	(3,212)	(3,583)

Total comprehensive income (loss)	$13,650	$(6,438)	$(10,459)	$(7,218)

Other comprehensive income for all periods presented is comprised entirely of mark-to-market adjustments related to the Company’s financial derivatives positions for the periods when those positions were deemed to be effective hedges.

Note I – Inventories

Inventories consist of the following:

	September 30,	December 31,
	2003	2002

	(in thousands)
Coal	$46,287	$35,039
Repair parts and supplies	30,209	31,760

	$76,496	$66,799

Note J – Debt

Debt consists of the following:

	September 30,	December
	2003	31, 2002

	(in thousands)
Indebtedness to banks under lines of credit	$—	$—
Indebtedness to banks under revolving credit agreement, expiring April 18, 2007	—	65,000
Indebtedness to banks under variable rate, non-amortizing term loan due April 18, 2007	—	150,000
Indebtedness to banks under variable rate, non-amortizing term loan due April 18, 2008	—	525,000
6.75% senior notes due July 1, 2013	700,000	—
Other	140	7,342

	700,140	747,342
Less current portion	69	7,100

Long-term debt	$700,071	$740,242

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

In connection with the repayment of the term loans, the Company recognized expenses related to the write-off of loan fees and other debt extinguishment costs. Additionally, the Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million (net of tax) were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. The swap agreements’ contractual termination dates range from September 2005 through October 2007. For the quarter and nine months ending September 30, 2003, the Company recognized expense resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps of $2.1 million and $6.9 million, respectively. Of these amounts, $2.1 million and $2.2 million, respectively, related to the amortization of previously deferred mark-to-market adjustments. The remaining $4.7 million of the expense recognized in the nine months ending September 30, 2003 represents early debt extinguishment costs.

Changes in the market value of the swaps subsequent to the repayment of the loans on June 25, 2003 are recognized as income or expense. During the quarter and nine months ended September 30, 2003, the Company recognized income of $10.6 million and $11.6 million, respectively, from changes in the market value of the swaps. This amount is included in the line item “Other non-operating income” in the accompanying Condensed Consolidated Statements of Operations.

On September 19, 2003, Arch Western established a new term loan facility that provides for a $100 million term loan. The facility is subject to certain conditions of borrowing, including the consummation of the Company’s anticipated acquisition of Vulcan. Currently, no amount is available to the Company under the facility. If Arch Western borrows pursuant to the terms of the facility, the term loan will be due in quarterly installments from October 2004 through April 2007.

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

Note M – Transactions or Events Affecting Comparability of Reported Results

During the three and nine months ended September 30, 2003, the Company recognized gains of $1.4 million and $2.9 million, respectively from sales of land at one of its idle properties. These amounts have been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2003, the Company recognized income of $1.6 million resulting from the collection of receivables which had previously been estimated to be uncollectible and had been fully reserved in prior periods.

During the nine months ended September 30, 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the three and nine months ended September 30, 2003 was a loss of $0.8 million and gain of $2.5 million, respectively. During the three months ended September 30, 2003, the Company revised its estimate of amounts it expects to ultimately collect based on additional information obtained during such period.

During the nine months ended September 30, 2003, the Company received $1.4 million from a customer that did not meet its contractual purchase requirements. This amount has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain of $5.6 million which was recognized in other operating income in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2002, the Company recognized a pre-tax gain of $4.6 million during the quarter as a result of a workers’ compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers’ compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers’ Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers’ Compensation refunded $4.6 million in premiums which the Company received during the quarter ended June 30, 2002. Partially offsetting this gain was an increase to the workers’ compensation accrual resulting in a pre-tax loss of $3.3 million caused by adverse experience at several of the Company’s self-insured locations. These workers’ compensation items were recognized as adjustments to costs of coal sales in the Condensed Consolidated Statements of Operations.

Note N - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$11,049	$1,640	$(7,247)	$(3,635)
Preferred stock dividends	(1,797)	—	(4,792)	—

Net income (loss) available to common shareholders	$9,252	$1,640	$(12,039)	$(3,635)

Denominator:
Weighted average shares – denominator for basic	52,520	52,380	52,441	52,371
Dilutive effect of employee stock options	304	121	—	—

Adjusted weighted average shares – denominator for diluted	52,824	52,501	52,441	52,371

Earnings (loss) per common share
Basic	$0.18	$.03	$(0.23)	$(.07)
Diluted	$0.18	$.03	$(0.23)	$(.07)

For the nine month periods ending September 30, 2003 and 2002, employee stock options did not have a dilutive impact because the Company incurred losses in those periods. The Company’s Perpetual Cumulative Convertible Preferred Stock has not been considered in the calculation of the number of diluted shares outstanding because the conditions necessary for the shares to become convertible have not been met as of September 30, 2003.

Note O – Guarantees

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million), which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $13.0 million at September 30, 2003 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.3 million annually through 2015 and $26.0 million in 2016.

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

Note P - Reclassifications

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

RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarter to date and year to date periods ending September 30, 2003 and 2002 are affected by the following significant items:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002
(Dollar amounts in millions)
Operating Income
Severance tax recoveries	$(0.8)	$—	$2.5	$—
Reversal of accounts receivable allowance	1.6		1.6
Reduction in workforce	—	—	(2.6)	—
Gain from land sale	1.4	—	2.9	—
Gain from coal sales contract shortfall	—	—	1.4	—
Gain on contract buyout	—	—	—	5.6
Workers’ compensation premium adjustment	—	—	—	4.6

Net impact on operating income	2.2	—	5.8	10.2
Other
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2.1)	—	(6.9)	—
Mark-to-market adjustments on interest rate swaps that no longer qualify as hedges	10.6	—	11.6	—

Net impact on pre-tax income	$10.7	$—	$10.5	$10.2

Severance Tax Recoveries

During the nine months ended September 30, 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. During the three months ended September 30, 2003, the Company revised its estimate of amounts it expects to ultimately collect based on additional information obtained during such period.

Reversal of Accounts Receivable Allowance

During the three and nine months ended September 30, 2003, the Company recognized income resulting from the collection of receivables which had previously been estimated to be uncollectible and had been fully reserved in prior periods.

Reduction in Workforce

During the nine months ending September 30, 2003, the Company instituted cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate office and eastern mining operations. Of the expense recognized, $1.6 million was recognized as a component of cost of coal sales during the nine months ended September 30, 2003, with the remainder recognized as a component of selling, general and administrative expenses.

Gain from Land Sale

During the three and nine months ended September 30, 2003, the Company recognized gains from land sales at one of its idle properties. These gains are reported as other operating income.

Gain from Coal Sales Contract Shortfall

During the first nine months of 2003, the Company received $1.4 million from a customer that did not meet its contractual purchase requirements.

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps

On June 25, 2003, the Company repaid the term loans of its subsidiary, Arch Western, with the proceeds from the offering of senior notes. In connection with the repayment of the term loans, the Company recognized expenses related to the write-off of loan fees and other debt extinguishment costs. Additionally, the Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the quarter and nine months ending September 30, 2003, the Company recognized expense of $2.1 million and $2.2 million, respectively, related to the amortization of previously deferred mark-to-market adjustments. The remainder of the expense recognized in the nine months ending September 30, 2003 represents early debt extinguishment costs.

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

Gain on Contract Buyout

During the first nine months of 2002, the Company settled certain coal contracts with a customer that was partially unwinding its coal supply position and desired to buy out of the remaining terms of those contracts. The settlements resulted in a pre-tax gain which was recognized in other operating income in the Condensed Consolidated Statements of Operations.

Workers’ Compensation Premium Adjustment

During the nine months ended September 30, 2002, the Company received a workers’ compensation premium adjustment refund from the State of West Virginia. During 1998, the Company entered into the West Virginia workers’ compensation plan at one of its subsidiary operations. The subsidiary paid standard base rates until the West Virginia Division of Workers’ Compensation could determine the actual rates based on claims experience. Upon review, the Division of Workers’ Compensation refunded $4.6 million in premiums.

Quarter Ended September 30, 2003, Compared
to Quarter Ended September 30, 2002

Revenues and Operating Income

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Coal sales revenues	$354,276	$386,298	$(32,022)	(8.3%)
Income from equity investments	5,657	1,222	4,435	N/A
Other operating income	10,343	13,235	(2,892)	(21.9%)

	$370,276	$400,755	$(30,479)	(7.6%)

Tons sold (in thousands)	25,252	28,720	(3,468)	(12.1%)
Coal sales realization per ton	$14.03	$13.45	$0.58	4.3%

Coal sales revenues. The decline in coal sales revenues was attributable to the 12.1% reduction in tons sold, which was partially offset by an increase in the average per ton realization. The increase in per ton realization was due to higher contract prices on shipments made during the quarter ending September 30, 2003 as compared to the same period in 2002. The mix of sales between the Company’s eastern and western operations was not significantly different in the two quarters.

Income from equity investments. Income from equity investments for the quarter ended September 30, 2003 is comprised of $1.4 million from the Company’s investment in Canyon Fuel and $4.3 million from the Company’s investment in Natural Resource Partners (“NRP”). The Company’s income from equity investments for the quarter ended September 30, 2002 was solely from the Company’s investment in Canyon Fuel.

Other operating income. The decline in other operating income results primarily from lower outlease royalty income in 2003 due to the contribution of reserves and related outleases to NRP. This decline was partially offset by the gain on the sale of land described above.

Costs and Expenses

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Cost of coal sales	$346,142	$368,054	$(21,912)	(6.0%)
Selling, general and administrative expenses	11,082	9,734	1,348	13.8%
Amortization of coal supply agreements	2,890	5,385	(2,495)	(46.3%)
Other expenses	3,636	7,484	(3,848)	(51.4%)

	$363,750	$390,657	$(26,907)	(6.9%)

Cost of coal sales per ton sold	$13.71	$12.82	$0.89	6.9%

Cost of coal sales. The decrease in cost of coal sales is primarily attributable to lower sales volumes as described above. Cost of coal sales per ton sold increased primarily due to increased costs of the Company’s pension and postretirement benefit plans of $7.6 million and to the impact of the Company’s fixed costs being spread over fewer tons. Additionally, costs for workers’ compensation were $1.5 million higher in the quarter ended September 30, 2003 as compared to the same period in 2002, primarily related to the Company’s eastern operations.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily due to increased salary and benefit costs of $2.2 million. This increase is primarily attributable to increased costs related to the Company’s postretirement and pension plans of $0.6 million and to the Company’s deferred compensation plans of $0.6 million.

Amortization of coal supply agreements. The decrease in amortization of coal supply agreements is due primarily to a decrease in the coal supply agreements asset balance. The decrease in the asset balance is primarily the result of a buyout of a significant supply contract in the second quarter of 2003.

Other expenses. The decrease in other expenses is primarily a result of lower costs to terminate certain contractual obligations for the purchase or sale of coal as compared to the prior year’s period.

Interest Expense, Net

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Interest expense	$13,187	$13,425	$(238)	(1.8%)
Interest income	(425)	(217)	(208)	(95.9%)

	$12,762	$13,208	$(446)	(3.4%)

Interest expense. Interest expense declined slightly due to the fact that average debt levels were approximately 14% lower in the quarter ended September 30, 2003 as compared to the same period in 2002. The impact of the lower debt levels was reduced by higher effective interest rates in the quarter ended September 30, 2003. During the quarter ended September 30, 2003, substantially all of the Company’s outstanding debt bore interest at a fixed rate of 6.75%. During the quarter ended September 30, 2002, substantially all of the Company’s outstanding debt bore interest at a variable based on LIBOR. The LIBOR-based rates in that period were lower than the fixed rate that the Company’s debt currently bears.

Other Non-operating Income and Expense

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarter ended September 30, 2003 include expenses of $2.1 million related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.

Additionally, during the quarter ended September 30, 2003, the Company recognized income of $10.6 million from mark-to-market adjustments for interest rate swap agreements which no longer qualify for hedge accounting.

Income Taxes

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Benefit from income taxes	$8,910	$4,750	$4,160	87.6%

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax benefit recorded in the third quarter of 2003 as compared to the same period in 2002 is primarily the result of tax elections made regarding reclamation costs at certain mines.

Net Income

	Three Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Net income (loss)	$11,049	$1,640	$9,409	573.7%

The increase in net income is primarily attributable to the mark-to-market adjustments and increased income tax benefit, both of which are described above.

Preferred Stock Dividends

On January 31, 2003, the Company utilized its Universal Shelf Registration Statement and completed a public offering of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. Dividends on the preferred stock are cumulative and are payable quarterly at the annual rate of 5% of the liquidation preference. The Company’s net income available to common shareholders for the three months ending September 30, 2003 includes $1.8 million of preferred dividends.

Nine Months Ended September 30, 2003, Compared
to Nine Months Ended September 30, 2002

Revenues and Operating Income

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Coal sales revenues	$1,060,558	$1,103,882	$(43,324)	(3.9%)
Income from equity investments	28,958	2,291	26,667	N/A
Other operating income	33,428	37,523	(4,095)	(10.9%)

	$1,122,944	$1,143,696	$(20,752)	(1.8%)

Tons sold (in thousands)	73,594	78,337	(4,743)	(6.1%)
Coal sales realization per ton	$14.41	$14.09	$0.32	2.3%

Coal sales revenues. The decline in coal sales revenue is the result of a decline in sales volumes. This decline was partially mitigated by higher average sales prices. The increase in per ton coal sales realization is due to higher contract pricing. The higher prices offset the impact of a change in the sales mix between the Company’s eastern and western operations. During the nine months ended September 30, 2003, a greater percentage of the Company’s sales volumes were from its western operations, which have lower pricing than the eastern operations.

Income from equity investments. Income from equity investments for the nine months ended September 30, 2003 is comprised of $17.6 million of income from the Company’s investment in Canyon Fuel, and $11.3 million from the Company’s investment in NRP. Income from equity investments for the first nine months of 2002 is comprised solely of income from the Company’s investment in Canyon Fuel. The improved results from Canyon Fuel are due primarily to improved operating margins, as reduced operating costs more than offset slightly lower realizations.

Other operating income. The decrease in other operating income is due primarily to lower outlease royalty income resulting from the contribution of reserves and the related leases to NRP. The royalty income recorded by the Company in the nine months ended September 30, 2003 was approximately $6.4 million lower than that reported in the same period in 2002. This decline was partially offset by the gains on the sale of land described above.

Costs and Expenses

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Cost of coal sales	$1,052,105	$1,056,194	$(4,089)	(0.4%)
Selling, general and administrative expenses	34,845	29,675	5,170	17.4%
Amortization of coal supply agreements	13,209	15,872	(2,663)	(16.8%)
Other expenses	13,157	20,856	(7,699)	(36.9%)

	$1,113,316	$1,122,597	$(9,281)	(0.8%)

Cost of coal sales per ton sold	$14.30	$13.48	$0.82	6.1%

Cost of coal sales. Cost of coal sales was relatively unchanged despite a decrease in coal sales due primarily to increased costs related to the Company’s pension and postretirement medical plans of $25.8 million. Additionally, the Company experienced higher costs due to disruptions in production resulting from severe weather in February and March 2003 at certain of its operations and to higher prices for operating supplies, including diesel fuel and explosives.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is due primarily to higher salary and benefit costs of approximately $5.5 million, including the costs of the reduction in workforce described above.

Other expenses. The decrease in other expenses is primarily a result of lower costs to terminate certain contractual obligations for the purchase or sale of coal as compared to the prior year’s period.

Interest Expense, Net

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Interest expense	$36,407	$39,783	$(3,376)	(8.5%)
Interest income	(1,251)	(799)	(452)	(56.6%)

	$35,156	$38,984	$(3,828)	(9.8%)

Interest expense. The decrease in interest expense is primarily attributable to a decrease in outstanding borrowings during the nine months ended September 30, 2003 as compared to the same period in 2002.

Other Non-operating Income and Expense

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the nine months ended September 30, 2003 include expenses of $4.7 million related to debt extinguishment costs and $2.2 million related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.

Additionally, during the nine months ended September 30, 2003, the Company recognized income of $11.6 million from mark-to-market adjustments for interest rate swap agreements which no longer qualify for hedge accounting.

Income Taxes

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Benefit from income taxes	$17,510	$14,250	$3,260	22.9%

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax benefit for the first nine months of 2003 as compared to the same period in 2002 is primarily the result of tax elections made regarding reclamation costs at certain mines.

Net Loss Before Cumulative Effect of Accounting Change

	Nine Months Ended
	September 30,		Increase (Decrease)
(Dollar amounts in thousands)	2003	2002	$	%

Net loss before cumulative effect of accounting change	$(3,593)	$(3,635)	$42	1.2%

The net loss for the nine months ended September 30, 2003 is comparable to that for the period ended September 30, 2002 as a decline in operating income was offset by the mark-to-market gains and increased tax benefit described above.

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

Preferred Stock Dividends

On January 31, 2003, the Company utilized its Universal Shelf Registration Statement and completed a public offering of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. Dividends on the preferred stock are cumulative and are payable quarterly at the annual rate of 5% of the liquidation preference. The Company’s net loss available to common shareholders for the nine months ending September 30, 2003 includes $4.8 million of preferred dividends.

DISCLOSURE CONTROLS

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of such date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

OUTLOOK

Vulcan Acquisition. On May 29, 2003, the Company entered into a definitive agreement to acquire (1) Vulcan Coal Holdings, L.L.C. (“Vulcan”), which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton, for an aggregate purchase price of $364.0 million, subject to working capital adjustments. Consummation of the transaction is subject to various conditions, including the receipt by the Company and Vulcan of all necessary governmental and regulatory consents and other customary conditions. The Company intends to finance the acquisition with cash, borrowings under its existing revolving credit facility and a $100 million term loan at its Arch Western subsidiary.

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

The acquisition of Triton will increase the Company’s total reserves in the Powder River Basin by approximately 50%, from 1.6 billion tons to 2.3 billion tons. North Rochelle and Black Thunder are contiguously located, sharing a 5.5-mile property line. The Company has identified expected synergies, based on Triton’s 2002 earnings, of approximately $18 million to $22 million annually that may be realized through the operational integration of Triton’s North Rochelle mine and the Black Thunder mine.

Production Levels. The Company reduced its overall rate of coal production by approximately 6% during the first nine months of 2003 as compared to the same period in 2002. This was in addition to a reduction in overall production of approximately 5% during 2002. These actions were taken in response to unfavorable spot coal markets following an extremely mild winter in 2001-2002, a period of industrial economic weakness that dampened electricity demand and an effort by electric utilities to reduce coal stockpile levels. Although the timing of any recovery in coal markets remains uncertain, there have been indications that prices may return to more favorable levels in the future. These indications include more normal weather patterns over much of the country, some indication of economic recovery and an overall decrease in coal production and utility stockpiles.

The Company’s 65% owned Canyon Fuel subsidiary previously announced that its Skyline mine is scheduled to be idled by June 20, 2004. The Skyline mine produced 2.2 million tons of coal in the first nine months of 2003 and contributed $5.6 million to the Company’s operating income in the first nine months of 2003. Canyon Fuel anticipates increasing production from its other two mines to make up a portion of the scheduled production decrease associated with the idling.

Postretirement Obligations. The Company expects to incur significantly higher expenses related to its postretirement health care obligations in 2003. These obligations, coupled with a much smaller increase in pension-related expenses, increased costs by $8.2 million and $26.0 million during the third quarter and first nine months of 2003, respectively, and are expected to increase non-cash costs by approximately $8.0 million in the fourth quarter as compared to prior year levels.

Expenses Related to Interest Rate Swaps. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FASB Statement No. 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million (net of tax) were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of September 30, 2003, the remaining deferred amounts will be recognized as expense in the following periods: $2.1 million in the fourth quarter of 2003; $8.3 million in 2004; $7.7 million in 2005; $4.8 million in 2006; and $1.9 million in 2007. Future mark-to-market adjustments for these interest rate swaps will be recognized as income or expense as appropriate.

Permitting Issues. The Company idled its Dal-Tex operation on July 23, 1999 as a result of an adverse ruling in litigation on the issue of valley fills. This ruling was later reversed on appeal; however, the Company has not yet completed the process necessary to obtain the required permits for the mine’s surface operations. Once the Company obtains the necessary permits, it intends to open a surface operation at the mine, subject to then-existing market conditions.

Chief Objectives. The Company continues to focus on taking steps to increase shareholder returns by improving earnings, strengthening cash generation, and improving productivity at its large-scale mines, while building on its leading position in its target coal-producing basins, the Powder River Basin and the Central Appalachian Basin. In addition, the Company is aggressively pursuing savings in both overhead and operating costs. The Company instituted personnel cutbacks at its corporate headquarters and Eastern operations in the first half of 2003 and recently initiated a cost reduction effort targeting key cost drivers at each of its captive mines.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2003 and 2002:

	2003	2002

	(in thousands)
Cash provided by (used in):
Operating activities	$114,256	$129,749
Investing activities	(61,547)	(136,849)
Financing activities	63,285	9,423

Cash provided by operating activities declined due primarily to lower operating income in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Cash used in investing activities during the nine months ended September 30, 2003 was lower than the same period in 2002 due to the receipt of $52.5 million from the buyout of a coal supply contract with above-market pricing. Additionally, capital expenditures were reduced in the first nine months of 2003 as compared to the same period in 2002 due to the Company’s decision to better match its capital expenditures to the weak coal markets during this time. During the first nine months of 2002 and 2003, the Company made the fourth and fifth, respectively, of five annual payments under the Thundercloud federal lease, which is mined by the Black Thunder mine in Wyoming.

Cash provided by financing activities during the first three quarters of 2003 reflects the proceeds from the issuance of the Arch Western senior notes (which were used to retire existing debt) and the proceeds from the sale of preferred stock. On January 31, 2003, the Company utilized its Universal Shelf and completed the sale of 2,875,000 shares of its 5% Perpetual Cumulative Convertible Preferred Stock. The net proceeds from the offering of approximately $139.0 million were used to reduce indebtedness under the Company’s revolving credit facility and for working capital and general corporate purposes, including potential acquisitions. On June 25, 2003, Arch Western Finance, LLC, a subsidiary of Arch Western, completed the offering of $700 million of 6.75% senior notes. The proceeds of the offering were primarily used to repay Arch Western’s existing term loans. The cash provided by financing activities during the nine months ended September 30, 2002 reflects borrowings under the Company’s revolver and line of credit to fund capital expenditures.

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

Expenditures for property, plant and equipment were $91.7 million for the nine months ended September 30, 2003, compared to $117.4 million for the nine months ended September 30, 2002. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. It is anticipated that future capital expenditures will be funded by available cash and existing credit facilities.

At September 30, 2003, the Company had $44.5 million in letters of credit outstanding, which resulted in $305.5 million of unused capacity under the Company’s revolving credit facility. Sufficient unused capacity is currently available to fund all operating needs. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowing and letters of credit.

Financial covenants contained in the Company’s revolving credit facility consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that the Company not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA (as defined in the agreement) for the four quarters then ended to exceed a specified amount. The fixed charge coverage ratio requires that the Company not permit the ratio of the Company’s adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that the Company not permit its net worth to be less than a specified amount plus 50% of cumulative net income.

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

On September 19, 2003, Arch Western established a new term loan facility that provides for a $100 million term loan. The facility is subject to certain conditions of borrowing, including the consummation of the Company’s acquisition of Vulcan. Currently, no amount is available to the Company under the facility. If Arch Western borrows pursuant to the terms of the facility, the term loan will be due in quarterly installments from October 2004 through April 2007.

The Company periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2003, there were $20.0 million of such agreements in effect, of which none were outstanding. The Company can also issue an additional $311.8 million in public debt and equity securities under a shelf registration statement.

The Company is exposed to market risk associated with interest rates due to its existing level of indebtedness. At September 30, 2003, substantially all of the Company’s outstanding debt bore interest at fixed rates.

Additionally, the Company is exposed to market risk associated with interest rates resulting from its interest rate swap positions. Prior to the June 25, 2003 Arch Western senior notes offering and subsequent repayment of Arch Western’s term loans, the Company utilized interest rate swap agreements to convert the variable-rate interest payments due under the term loans and the Company’s revolving credit facility to fixed-rate payments. As of June 25, 2003, the Company was a party to interest rate swap agreements having a total notional value of $525.0 million. During the quarter ended September 30, 2003, the Company entered into the following transactions impacting its interest rate swap position:

•	Terminated swaps with a notional value of $150.0 million by paying $2.9 million to the swap counterparties.

•	Entered into offsetting swap positions with a total notional value of $150.0 million. Under these offsetting positions, the Company pays a variable rate based on LIBOR and receives a fixed rate. The variable rate, reset dates and maturities of the offsetting swaps match those of certain of the Company’s original swap positions. As such, variable amounts paid pursuant to these offsetting positions will equal the variable amounts received under the original swap positions.

After taking into consideration these transactions, as of September 30, 2003, the Company’s net interest rate swap position is as follows:

•	Swaps with a notional value of $25.0 million which are designated as hedges of future interest payments to be made under the Company’s revolving credit facility. Under these swaps, the Company pays a fixed rate of 5.96% (before the credit spread over LIBOR) and receives a variable rate based upon 30-day LIBOR. The remaining term of the swap agreements at September 30, 2003 was 44 months.

•	Swaps with a notional value of $200.0 million which are not designated as hedges and for which the Company has not entered offsetting positions. Under these swaps, the Company pays a weighted average fixed rate of 4.78% (before the credit spread over LIBOR) and receives a weighted average variable rate based upon 30-day and 90-day LIBOR. The remaining terms of the swap agreements at September 30, 2003 ranged from 23 to 46 months.

•	Swaps with a total notional value of $300.0 million consisting of offsetting positions of $150.0 million each. Because of the offsetting nature of these positions, the Company is not exposed to market interest rate risk related to these swaps. Under these swaps, the Company pays a weighted average fixed rate of 5.61% on $150.0 million of notional value and receives a weighted average fixed rate of 2.68% on $150.0 million of notional value. The remaining terms of these swap agreements at September 30, 2003 ranged from 23 to 46 months.

As of September 30, 2003, the fair value of the Company’s net interest rate swap position was a liability of $30.2 million.

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

At September 30, 2003, the Company’s debt portfolio consists substantially of fixed rate debt. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to the Company’s fixed rate debt assumes an instantaneous 100-basis-point move in interest rates from their levels at September 30, 2003, with all other variables held constant. A 100-basis-point increase in market interest rates would result in a $47.4 million decrease in the fair value of the Company’s fixed rate debt at September 30, 2003.

As it relates to the Company’s interest rate swap positions, a change in interest rates impacts the net financial instrument position. Additionally, because most of the swaps no longer qualify for hedge accounting, changes in the net financial instrument position of these swaps will directly impact the Company’s earnings. A 100-basis point increase in market interest rates would result in a $6.4 million decrease in the fair value of the Company’s liability under the interest rate swap positions at September 30, 2003, of which $5.5 million would be recognized as income.

Similarly, relative to the Company’s diesel hedge position, at September 30, 2003, a $.05 per gallon decrease in the price of heating oil would not have a material impact on the fair value of the financial position of the heating oil swap.

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

Legal Contingencies

Permit Litigation Matters. A group of local and national environmental organizations filed suit against the U.S. Army Corps of Engineers in the U.S. District Court in Huntington, West Virginia on October 23, 2003. In its complaint, Ohio Valley Environmental Coalition, et al v. Bullen, et al, the plaintiffs allege that the Corps has violated its statutory duties arising under the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act in issuing the Nationwide 21 (NWP 21) general permit. The plaintiffs allege that the procedural requirements of the three federal statutes identified in their complaint have been violated, and that the Corps may not utilize the mechanism of a nationwide permit to authorize valley fills. Among specific fills identified in the complaint as not meeting the requirements of the NWP 21 are valley fills associated with several of the Company’s operating subsidiaries. If the plaintiffs prevail in this litigation, it may delay the Company’s receipt of these permits.

A separate matter involves a surface mining permit issued by the West Virginia Department of Environmental Protection (DEP) to the Company’s Coal-Mac subsidiary on September 29, 2003. This permit has been challenged in an administrative proceeding brought by the West Virginia Highlands Conservancy. The appeal alleges that the permit is incomplete and inaccurate, and thereby not in compliance with the DEP’s regulations. Specifically, the petition alleges that the proposal to construct a valley fill is inconsistent with a provision of the state regulations known as the “buffer zone rule”, that the operation has failed to provide for suitable topsoil material for use in its reclamation, and that the state agency failed to evaluate the consequences to the water quality from the alleged discharge of one substance from the mine site. The DEP is required by state law to defend the issuance of the permit. The company has filed a notice to intervene in the proceeding. While the outcome of this litigation is subject to various uncertainties, the Company believes that the permit was validly issued.

West Virginia Flooding Litigation. The Company and three of its subsidiaries have been named, among others, in 17 separate complaints filed in the West Virginia Counties of: Wyoming, McDowell, Fayette, Upshur, Kanawha, Raleigh, Boone and Mercer. These cases collectively include approximately 1,780 plaintiffs who are seeking damages for property damage and personal injuries arising out of flooding that occurred in southern West Virginia in July 2001. The plaintiffs have sued coal, timber, railroad and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with several additional flood damage cases not involving the Company’s subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which has certified certain legal issues back to the West Virginia Supreme Court. Upon resolution of the legal issues by the West Virginia Supreme Court, the panel will, among other things, determine whether the individual cases should be consolidated or returned to their original circuit courts.

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

CERTAIN TRENDS AND UNCERTAINTIES

Substantial Leverage — Covenants

As of September 30, 2003, the Company had outstanding consolidated indebtedness of $700.1 million, representing approximately 52% of the Company’s capital employed. Despite making substantial progress in reducing debt, the Company continues to have significant debt service obligations, and the terms of its credit agreements limit its flexibility and result in a number of limitations on the Company. The Company also has significant lease and royalty obligations. The Company’s ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that the Company serves as well as financial, business and other factors, many of which are beyond the Company’s control. The Company may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease and royalty payment obligations or its other liquidity needs.

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

Losses

The Company reported a net loss available to common shareholders of $2.6 million for the year ended December 31, 2002 and $12.0 million in the first nine months of 2003. These losses are primarily attributable to the Company’s decision to scale back production during the period in response to a weak market environment and increased costs at certain Company operations. The decision to scale back production came after the Company had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal the Company had previously projected. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales.

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

Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal- fired industrial boilers and power plants, which are the largest end-users of the Company’s coal. These regulations can take a variety of forms, as explained below.

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

Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against eight investor-owned electric utilities and brought an administrative action against one government-owned electric utility for alleged violations of the Clean Air Act. The EPA claims that these utilities have failed to obtain New Source Review permits required under the Clean Air Act for alleged major modifications to their power plants. The suit against the government-owned utility was dismissed by a federal court of appeal in June. The enforcement cases against six of the investor-owned utilities continue, The Company supplies coal to some of the currently affected utilities. These lawsuits could require the utilities to pay penalties and install pollution control equipment or undertake other emission reduction measures, which could adversely impact their demand for coal.

New regulations governing New Source Review were announced by EPA in October. In addition, EPA has indicated that it would discontinue investigations of additional power plants owned by other utilities commenced under the old regulations. The attorneys general of several Northeastern and Mid Atlantic states, however, may commence legal actions against those same utilities.

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

West Virginia Antidegradation Policy. In January 2002, the Ohio Valley Environmental Coalition and other groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia against the U.S. EPA to challenge the agency’s approval of West Virginia’s antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. On August 29, 2003 the district court ruled in this lawsuit, Ohio Valley Environmental Coalition v. Horinko, and remanded seven provisions in West Virginia’s antidegradation implementation policy that exempt current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation review process. Six other provisions of the policy were upheld. The Company was exempt from antidegradation review under the overturned provisions. The EPA and the West Virginia DEP have indicated that they will attempt to revise the policy in accordance with the court’s opinion. Subjecting the Company to the antidegradation review process could delay the issuance or reissuance of Clean Water Act permits to the Company or cause these permits to be denied. If the plaintiffs are successful and if the Company discharges into waters that have been designated as high-quality by the state, the costs, time and difficulty associated with obtaining and complying with Clean Water Act permits for surface mining of its operations could increase.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including the Company, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically the Company submits the necessary permit applications several months before it plans to begin mining a new area. In the Company’s recent experience, permits generally are approved several months after a completed application is submitted. In the past, the Company has generally obtained its mining permits without significant delay. However, the Company cannot be sure that it will not experience difficulty in obtaining mining permits in the future.

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

Surety Bonds. Federal and state laws require the Company to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis upon an expansion of an existing permit. It has become increasingly difficult for the Company to secure new surety bonds or renew certain bonds without the posting of collateral. In addition, surety bond costs have increased while the terms of such bonds have generally become more unfavorable.

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

The Company continually seeks to expand its operations and coal reserves in the regions in which it operates through acquisitions of businesses and assets. Acquisition transactions involve various inherent risks, such as assessing the value, strengths, weaknesses, contingent and other liabilities, and potential profitability of acquisition or other transaction candidates; timely approval of government agencies, the potential loss of key personnel of an acquired business; the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction; and unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction. Any one or more of these factors could impair the Company’s ability to realize the benefits anticipated to result from the acquisition of businesses or assets.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contains a description of the critical accounting policies impacting the Company’s financial statements. Since that report, the Company has changed its method of accounting for its final mine closure reclamation liabilities to comply with FAS 143. Asset retirement obligations recorded in accordance with FAS 143 depend on the estimates and assumptions described in the Company’s Annual Report on Form 10-K, as well as the following:

•	Discount rate – FAS 143 requires the asset retirement obligation to be recorded at its fair value. In accordance with the provisions of FAS 143, the Company utilized discounted cash flow techniques to estimate the fair value of its obligations. The rates used by the Company are based on rates for treasury bonds with maturities similar to expected mine lives, adjusted for the Company’s credit standing.

•	Third-party margin – FAS 143 requires the measurement of an obligation to be based upon the amount a third party would demand to assume the obligation. Because the Company plans to perform a significant amount of its final mine closure reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based on the Company’s historical experience with contractors performing certain types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than the Company’s estimates of its cost to perform the reclamation activities. If the Company’s cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a gain at the time that reclamation work is completed.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2	Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3 to current report on Form 8-A filed on March 5, 2003)

4.1	Third Amendment to Credit Agreement effective August 19, 2003 by and among Arch Coal, Inc., the Lenders party thereto, PNC Bank, National Association, as administrative agent, and Citibank, N.A., Credit Lyonnais New York Branch and U.S. Bank National Association, as co-documentation agents.

4.2	Credit Agreement dated September 19, 2003 by and among Arch Western Resources, LLC and the Lenders party thereto and PNC Bank, National Association, as agent, and PNC Capital Markets, Inc., as lead arranger and bookrunner (incorporated herein by reference to Exhibit 4.5 to Amendment No. 1 to Form S-4 of Arch Western Finance, LLC (Reg. No. 333-107569)).

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Steven F. Leer

32.2	Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings executed by Robert J. Messey

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed by the Company in the quarter ended September 30, 2003:

(1)	A report dated July 18, 2003 announcing the Company’s second quarter 2003 earnings and operating results; and

(2)	A report dated August 6, 2003 announcing the Company’s receipt of a request for additional information from the Federal Trade Commission with respect to the Vulcan acquisition.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH COAL, INC.

(Registrant)

Date: November 12, 2003	/s/ John W. Lorson

John W. Lorson Controller (Chief Accounting Officer)