Form 10-Q/A
period 2004-03-31
ARCH COAL INC
filed 2004-08-06
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13105

ARCH COAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One CityPlace Drive, Suite 300, St. Louis, Missouri 63141

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (314) 994-2700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      At May 1, 2004, there were 54,628,085 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

      This Form 10-Q/A amends and restates Items 1 and 2 of Part I — Financial Information of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed by the Company on May 10, 2004, primarily to provide additional information with respect to the Company’s three reportable segments. This amendment does not include any restatement of the Company’s previously filed financial statements. No information included in the original report on Form 10-Q has been amended by this Form 10-Q/A to reflect any information or events subsequent to the filing of the original report on Form 10-Q other than as required to reflect the amendment set forth below.

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

Note A — General

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

      The membership interests in the Utah coal operations, Canyon Fuel Company, LLC (“Canyon Fuel”), are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. The Company’s 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investments (see additional discussion in Note E — “Equity Investments”).

Note B — Acquisition of Triton Coal Company, LLC

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

      In April 2004, the Federal Trade Commission filed a lawsuit in U.S. District Court to block the Company’s proposed acquisition of Triton. The Company continues to view the acquisition of Triton as pro-competitive and plans to defend the transaction in a hearing scheduled to begin on June 21, 2004.

      As of March 31, 2004, the Company has capitalized legal and other costs associated with the acquisition totaling $4.6 million. In addition, the Company is obligated to pay $2.9 million of retention bonuses to Vulcan employees. In the event the transaction is not consummated, these costs will be expensed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Adoption of FAS 143

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

Note D — Stock-Based Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Equity Investments

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note F — Employee Benefit Plans

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

     Components of Net Periodic Benefit Cost

      The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits

Quarter Ended March 31,	2004	2003	2004	2003

	(In thousands)

Service cost	$2,039	$2,060	$1,014	$1,005

Interest cost	2,800	4,045	7,325	7,998

Expected return on plan assets*	(3,250)	(3,421)	—	—

Other amortization and deferral	1,399	19	3,973	4,749

	$2,988	$2,703	$12,312	$13,752

*	The Company does not fund its other postretirement liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note G — Other Comprehensive Income

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Inventories

      Inventories consist of the following:

	March 31,	December 31,
	2004	2003

	(in thousands)

Coal	$43,153	$38,249

Repair parts and supplies	32,688	31,658

	$75,841	$69,907

Note I — Debt

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

Note J — Contingencies

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

Note K — Transactions or Events Affecting Comparability of Reported Results

      During the quarter ended March 31, 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in the Company being assessed additional fees of $1.3 million and interest of $0.2 million. The additional fees have

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note M — Guarantees

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

Note N — Segment Information

      The Company produces steam and metallurgical coal from surface and deep mines for sale in utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. The Company’s reportable segments are: Central Appalachia (CAPP), Powder River Basin (PRB) and Western Bituminous (WBIT). The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 15 underground mines and eight surface mines. The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s Western Bituminous operations are located in Colorado, southern Wyoming and Utah (through the Company’s equity investment in Canyon Fuel). Including Canyon Fuel, the Western Bituminous operations include four underground mines and two surface mines.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating segment results for the quarters ending March 31, 2004 and 2003 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
March 31, 2004	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	259,081	114,806	29,603	—	403,490

Income from equity investments	—	—	1,272	2,418	3,690

Income from operations	10,631	15,818	2,520	77,940	106,909

Total assets	1,995,464	1,001,701	926,903	(1,439,731)	2,484,337

Equity investments	—	—	146,846	—	146,846

Depreciation, depletion and amortization	16,131	12,551	4,085	3,338	36,105

Capital expenditures	12,946	16,240	711	1,757	31,654

Operating cost per ton	31.98	5.93	16.86	—	—

				Corporate,
				Other and
March 31, 2003	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	212,593	91,337	23,460	—	327,390

Income from equity investments	—	—	8,151	2,959	11,110

Income (loss) from operations	(14,165)	9,053	8,168	(9,321)	(6,265)

Total assets	1,949,305	936,919	222,652	(808,234)	2,300,642

Equity investments	—	—	161,476	70,386	231,862

Depreciation, depletion and amortization	21,297	10,278	4,587	3,349	39,511

Capital expenditures	9,117	4,647	1,744	32,577	48,085

Operating cost per ton	31.58	5.64	15.93	—	—

      Reconciliation of segment income from operations to consolidated income (loss) before income taxes and cumulative effect of accounting change:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)

Total segment income (loss) from operations	$106,909	$(6,265)

Interest expense	(14,741)	(11,552)

Interest income	710	332

Other non-operating income (expense)	(1,895)	—

Income (loss) before income taxes and cumulative effect of accounting change	$90,983	$(17,485)

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

Results of Operations

Quarter Ended March 31, 2004, Compared to Quarter Ended March 31, 2003

          Items Affecting Comparability of Reported Results

      The comparison of our operating results for the quarters ending March 31, 2004 and 2003 are affected by the following significant items:

	Quarter ended
	March 31

(Amounts in millions)	2004	2003

Operating Income

Gain on sale of NRP units	$81.5	$—

Mark-to-market adjustment for NRP units	8.2

Reclamation fee assessment	(1.3)	—

Severance costs — Skyline Mine	(1.2)	—

Gain from coal sales contract shortfall	—	1.4

Net increase in operating income	87.2	1.4

Other

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2.1)	—

Reclamation fee assessment — interest portion	(0.2)	—

Net increase in pre-tax income	$84.9	$1.4

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

          Severance costs — Skyline Mine

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

     Revenues

	Three Months Ended		Increase
	March 31,		(Decrease)

(Amounts in thousands except per ton data)	2004	2003	$	%

Coal sales	$403,490	$327,390	$76,100	23.2%

Tons sold	25,846	22,670	3,176	14.0%

Coal sales realization per ton sold	$15.61	$14.44	$1.17	8.1%

      Coal sales. The increase in coal sales resulted from the combination of increased volumes and higher pricing. Volumes increased significantly in all three regions, specifically the Powder River Basin and Western Bituminous operations (increases of 15.3% and 17.6%, respectively). Per ton realizations increased in all three regions as well due to higher contract prices in all three regions and to higher metallurgical sales from the Central Appalachia operations. The impact on coal sales from the mix in sales among the three regions was not significant, as the mix was fairly constant between the two periods.

     Costs and Expenses

	Three Months Ended
	March 31,		Increase (Decrease)

(Amounts in thousands except per ton data)	2004	2003	$	%

Cost of coal sales	$383,191	$333,639	$49,552	14.9%

Selling, general and administrative expenses	15,626	11,873	3,753	31.6%

Amortization of coal supply agreements	610	5,793	(5,183)	(89.5%)

Other expenses	5,773	4,549	1,224	26.9%

	$405,200	$355,854	$49,346	13.9%

Cost of coal sales per ton sold	$14.83	$14.72	$0.11	0.7%

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

      On a per-ton basis, operating costs (defined as including all mining costs but excluding pass-through transportation costs) at our Central Appalachia Operations increased from $31.58 per ton in the first quarter of 2003 to $31.98 per ton in the first quarter of 2004. The increase in per ton costs was due to increased production taxes and coal royalties ($7.9 million, or $0.81 per ton) as well as the increased preparation costs for metallurgical coal discussed above. These increases were partially offset by the impact of increased sales volumes (as fixed costs were spread over a larger sales volume) as well as cost savings realized from our 2003 cost cutting efforts and reduction in force.

      At our Powder River Basin operations, operating cost per ton increased to $5.93 per ton in the first quarter of 2004 from $5.64 per ton in the first quarter of 2003. The increase in per ton costs in the Powder River Basin is due primarily to increased production taxes and coal royalties ($6.9 million, or $0.17 per ton) and to the higher explosives and diesel fuel costs discussed above.

      Operating costs at our Western Bituminous operations increased to $16.86 per ton in the first quarter of 2004 from $15.93 per ton in the first quarter of 2003. The increase was primarily due to the higher production taxes and coal royalties described above.

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

     Other Operating Income

	Three Months Ended
	March 31,		Increase (Decrease)

(Amounts in thousands)	2004	2003	$	%

Income from equity investments	$3,690	$11,110	$(7,420)	(66.8%)

Gain on sale of units of NRP	81,467	—	81,467	NA

Other operating income	23,462	11,089	12,373	111.6%

	$108,619	$22,199	$86,420	389.3%

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

     Interest Expense, Net

	Three Months Ended
	March 31,		Increase (Decrease)

(Amounts in thousands)	2004	2003	$	%

Interest expense	$14,741	$11,552	$3,189	27.6%

Interest income	(710)	(332)	(378)	(113.9%)

	$14,031	$11,220	$2,811	25.1%

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

     Income taxes

	Three Months Ended
	March 31,		Increase (Decrease)

(Amounts in thousands)	2004	2003	$	%

Income tax provision (benefit)	$21,000	$(4,300)	$25,300	588.4%

      The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax provision recorded in the first quarter of 2004 is primarily the result of the tax impact from the sale of the NRP units.

     Net income (loss) before cumulative effect of accounting change

	Three Months Ended
	March 31,		Increase (Decrease)

(Amounts in thousands)	2004	2003	$	%

Net income (loss) before cumulative effect of accounting change	$69,983	$(13,185)	$83,168	630.8%

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

/s/ JOHN W. LORSON

John W. Lorson
Controller
(Chief Accounting Officer)

Date: August 6, 2004