Form 10-Q
period 2004-06-30
ARCH COAL INC
filed 2004-08-06
CIK 1037676

Draft of August 2, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2004

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

Yes X            No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X            No [   ]

At August 1, 2004, there were 54,848,676 shares of registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$296,300	$254,541
Trade accounts receivable	155,483	118,376
Other receivables	33,284	29,897
Inventories	83,306	69,907
Prepaid royalties	2,880	4,586
Deferred income taxes	10,700	19,700
Investment in Natural Resource Partners LP, at market	5,288	—
Other	19,076	16,638

Total current assets	606,317	513,645

Property, plant and equipment, net	1,312,760	1,315,135

Other assets
Prepaid royalties	87,397	70,880
Coal supply agreements	5,160	6,397
Deferred income taxes	249,240	246,024
Equity investments	158,042	172,045
Other	79,433	63,523

Total other assets	579,272	558,869

Total assets	$2,498,349	$2,387,649

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$108,226	$89,975
Accrued expenses	164,138	180,314
Current portion of debt	—	6,349

Total current liabilities	272,364	276,638
Long-term debt	700,071	700,022
Accrued postretirement benefits other than pension	363,722	352,097
Asset retirement obligations	144,896	143,545
Accrued workers’ compensation	77,767	77,672
Other noncurrent liabilities	133,500	149,640

Total liabilities	1,692,320	1,699,614

Stockholders’ equity
Preferred stock	29	29
Common stock	554	536
Paid-in-capital	1,033,865	988,476
Retained deficit	(185,907)	(255,936)
Unearned compensation	(3,132)	—
Treasury stock, at cost	(5,047)	(5,047)
Accumulated other comprehensive loss	(34,333)	(40,023)

Total stockholders’ equity	806,029	688,035

Total liabilities and stockholders’ equity	$2,498,349	$2,387,649

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Coal sales	$422,778	$378,892	$826,268	$706,282
Costs and expenses
Cost of coal sales	398,701	372,323	781,892	705,963
Selling, general and administrative expenses	12,358	11,890	27,984	23,763
Amortization of coal supply agreements	628	4,526	1,238	10,320
Other expenses	7,046	4,972	12,819	9,520

	418,733	393,711	823,933	749,566

Other operating income
Income from equity investments	5,995	12,191	9,685	23,301
Gain on sale of units of Natural Resource Partners, LP	384	—	81,851	—
Other operating income	14,446	11,995	37,908	23,085

	20,825	24,186	129,444	46,386

Income from operations	24,870	9,367	131,779	3,102
Interest expense, net:
Interest expense	(14,101)	(11,667)	(28,842)	(23,219)
Interest income	903	493	1,613	826

	(13,198)	(11,174)	(27,229)	(22,393)
Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,066)	(4,823)	(4,132)	(4,823)
Other non-operating income	202	873	373	873

	(1,864)	(3,950)	(3,759)	(3,950)

Income (loss) before income taxes and cumulative effect of accounting change	9,808	(5,757)	100,791	(23,241)
(Benefit from) provision for income taxes	(1,300)	(4,300)	19,700	(8,600)

Income (loss) before cumulative effect of accounting change	11,108	(1,457)	81,091	(14,641)
Cumulative effect of accounting change	—	—	—	(3,654)

Net income (loss)	11,108	(1,457)	81,091	(18,295)
Preferred stock dividends	(1,797)	(1,797)	(3,594)	(2,995)

Net income (loss) available to common shareholders	$9,311	$(3,254)	$77,497	$(21,290)

Earnings per common share
Earnings (loss) before cumulative effect of accounting change	$0.17	$(0.06)	$1.43	$(0.34)
Cumulative effect of accounting change	—	—	—	(0.07)

Basic earnings (loss) per common share	$0.17	$(0.06)	$1.43	$(0.41)

Earnings (loss) before cumulative effect of accounting change	$0.17	$(0.06)	$1.31	$(0.34)
Cumulative effect of accounting change	—	—	—	(0.07)

Diluted earnings (loss) per common share	$0.17	$(0.06)	$1.31	$(0.41)

Basic weighted average shares outstanding	54,582	52,418	54,206	52,401
Diluted weighted average shares outstanding	55,550	52,418	62,021	52,401

Dividends declared per share	$0.0800	$0.0575	$0.1375	$0.1150

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net income (loss)	$81,091	$(18,295)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	72,185	79,097
Prepaid royalties expensed	7,853	7,259
Accretion on asset retirement obligations	5,893	7,204
Net gain on disposition of assets	(607)	(1,688)
Gain on sale of units of Natural Resource Partners, LP	(81,851)	—
Mark-to-market adjustment for investment in Natural Resource Partners, LP	(8,104)	—
Income from equity investments	(9,685)	(23,301)
Net (contributions to) distributions from equity investments	(2,739)	23,622
Cumulative effect of accounting change	—	3,654
Other nonoperating expense	3,759	3,950
Changes in:
Receivables	(40,495)	6,363
Inventories	(13,399)	(2,635)
Accounts payable and accrued expenses	2,417	(21,556)
Income taxes	4,729	(8,668)
Accrued postretirement benefits other than pension	11,625	12,944
Asset retirement obligations	(4,542)	(7,592)
Accrued workers’ compensation benefits	95	(724)
Other	(8,243)	5,199

Cash provided by operating activities	19,982	64,833

Investing activities
Capital expenditures	(69,132)	(66,941)
Proceeds from sale of units of Natural Resource Partners, LP	105,365	—
Proceeds from dispositions of capital assets	1,010	1,839
Proceeds from coal supply agreement	—	52,548
Additions to prepaid royalties	(22,663)	(23,204)

Cash provided by (used in) investing activities	14,580	(35,758)

Financing activities
Net payments on revolver and lines of credit	—	(72,174)
Payments on long-term debt	(6,300)	(675,000)
Proceeds from issuance of senior notes	—	700,000
Deferred financing costs	(1,160)	(15,468)
Dividends paid	(11,062)	(7,829)
Proceeds from sale of preferred stock	—	139,024
Proceeds from sale of common stock	25,719	1,594

Cash provided by financing activities	7,197	70,147

Increase in cash and cash equivalents	41,759	99,222
Cash and cash equivalents, beginning of period	254,541	9,557

Cash and cash equivalents, end of period	$296,300	$108,779

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(UNAUDITED)

Note A – General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2003 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Arch Coal, Inc. (the “Company”) is engaged in the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to electric generation, industrial and export markets. The Company’s mines are primarily located in the central Appalachian and western regions of the United States. All subsidiaries (except as noted below) are wholly owned. Intercompany transactions and accounts have been eliminated in consolidation.

The Company’s Wyoming, Colorado and Utah coal operations are included in a joint venture named Arch Western Resources, LLC (“Arch Western”). Arch Western is 99% owned by the Company and 1% owned by BP p.l.c. The Company also acts as the managing member of Arch Western.

As of and for the period ending June 30, 2004, the membership interests in the Utah coal operations, Canyon Fuel Company, LLC (“Canyon Fuel”), are owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. The Company’s 65% ownership of Canyon Fuel is accounted for on the equity method in the Condensed Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel is reflected in the Condensed Consolidated Statements of Operations as income from equity investments (see additional discussion in Note E — “Equity Investments”). Subsequent to June 30, 2004, the Company acquired the remaining 35% of Canyon Fuel. See Note P—“Subsequent Event” for further discussion.

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

On January 30, 2004, the Company entered into an agreement to sell the Buckskin mine to Peter Kiewit and Sons’ Inc. for a sales price of approximately $82.0 million, subject to reduction at a rate of $39,000 per day from January 1, 2004 to the closing date. As of June 30, 2004 the net sales price was approximately $75.0 million. The completion of the sale of the Buckskin mine is contingent on, among other things, the completion of the Company’s acquisition of Triton.

In April 2004, the Federal Trade Commission filed a lawsuit in U.S. District Court to block the Company’s proposed acquisition of Triton. The Company continues to view the acquisition of Triton as pro-competitive and defended the transaction in a hearing in the U.S. District Court for the District of Columbia that concluded on July 20, 2004. The court is expected to render a decision during the third quarter of 2004 on whether to enjoin the transaction from proceeding.

As of June 30, 2004, the Company has capitalized legal and other costs associated with the acquisition totaling $6.7 million. Additionally, the Company has incurred approximately $2.2 million subsequent to June 30, 2004 and is obligated to pay $2.9 million of retention bonuses to Vulcan employees. In the event the transaction is not consummated, these costs (totaling $11.8 million) will be expensed.

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

The following table describes the changes to the Company’s asset retirement obligation for the six months ended June 30, 2004 and 2003:

	2004	2003
	(in thousands)
Balance at January 1 (including current portion)	$162,731	$125,440
Impact of adoption	—	41,198
Accretion expense	5,893	7,204
Liabilities settled	(4,542)	(8,112)

Balance at June 30	164,082	165,730
Current portion included in accrued expenses	(19,186)	(20,740)

Long-term liability	$144,896	$144,990

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
As reported
Net income (loss) available to common shareholders	$9,311	$(3,254)	$77,497	$(21,290)
Basic earnings (loss) per share	0.17	(0.06)	1.43	(0.41)
Diluted earnings (loss) per share	0.17	(0.06)	1.31	(0.41)
Pro forma
Net income (loss) available to common shareholders	$7,980	$(5,550)	$74,699	$(25,940)
Basic earnings (loss) per share	0.15	(0.11)	1.38	(0.50)
Diluted earnings (loss) per share	0.14	(0.11)	1.26	(0.50)

Note E – Equity Investments

The Company’s equity investments are comprised of its ownership interests in Canyon Fuel. Additionally, prior to March 10, 2004, the Company accounted for its investment in Natural Resource Partners, LP (“NRP”) on the equity method. Amounts recorded in the Condensed Consolidated Financial Statements are as follows:

	June 30,	December 31,
	2004	2003
	(in thousands)
Equity investments:
Investment in Canyon Fuel	$158,042	$146,180
Investment in NRP	—	25,865

Equity investments as reported in the Condensed Consolidated Balance Sheets	$158,042	$172,045

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Income from equity investments:
Income from investment in Canyon Fuel	$5,995	$8,053	$7,267	$16,204
Income from NRP	—	4,138	2,418	7,097

Income from equity investments as reported in the Condensed Consolidated Statements of Operations	$5,995	$12,191	$9,685	$23,301

Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Income Statement Information	2004	2003	2004	2003
		(in thousands)
Revenues	$69,325	$62,468	$122,708	$121,483
Total costs and expenses	61,947	53,240	114,756	103,136

Net income before cumulative effect of accounting change	$7,378	$9,228	$7,952	$18,347

65% of Canyon Fuel net income before cumulative effect of accounting change	$4,796	$5,998	$5,169	$11,926
Effect of purchase adjustments	1,199	2,055	2,098	4,278

Arch Coal’s income from its equity investment in Canyon Fuel	$5,995	$8,053	$7,267	$16,204

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

Subsequent to June 30, 2004, the Company acquired the remaining 35% of Canyon Fuel. See Note P—“Subsequent Event” for further discussion.

Investment in NRP

During the six months ended June 30, 2004, the Company sold the majority of its remaining limited partnership units of NRP for proceeds of approximately $105.4 million. The sales resulted in a gain of $81.9 million. Subsequent to the sales, the Company’s remaining investment in NRP totals approximately 139 thousand shares, representing 0.6% of NRP’s total equity interests. At this level of ownership, the investment is no longer accounted for on the equity method, but is accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). FAS 115 requires the investment to be marked to its market value at each reporting period. Because it is the Company’s intention to sell its remaining units, the units have been classified as trading securities. Changes in the value of trading securities are recorded as income or expense in the period of change. During the three and six months ended June 30, 2004, the Company recorded a mark-to-market adjustment for its investment in NRP units as a loss of $0.1 million and a gain of $8.1 million, respectively. The mark-to-market adjustments are recorded as a component of other operating income in the accompanying Condensed Consolidated Statements of Operations. At June 30, 2004, the Company has classified its remaining investment in NRP as a current asset based on management’s intention to sell the investment within the next year.

Prior to the March 2004 sale of limited partnership units, the Company recorded income under the equity method of accounting for its investment in NRP on a one-month lag. Equity income for the six months ended June 30, 2004 of $2.4 million is for the period from December 2003 through February 2004.

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

Components of Net Periodic Benefit Cost

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended June 30,	2004	2003	2004	2003
		(In thousands)
Service cost	$1,876	$2,022	$886	$1,005
Interest cost	2,807	1,799	7,399	7,998
Expected return on plan assets*	(3,724)	(3,421)	—	—
Other amortization and deferral	915	595	4,407	5,295

	$1,874	$995	$12,692	$14,298

			Other postretirement
	Pension benefits		Benefits
Six Months Ended June 30,	2004	2003	2004	2003
		(In thousands)
Service cost	$3,915	$4,082	$1,900	$2,010
Interest cost	5,607	5,844	14,724	15,996
Expected return on plan assets*	(6,974)	(6,842)	—	—
Other amortization and deferral	2,314	614	8,380	10,044

	$4,862	$3,698	$25,004	$28,050

*     The Company does not fund its other postretirement liabilities.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $13 million to its pension plan in 2004. During the six months ended June 30, 2004, the Company contributed 500,000 shares of its common stock to its pension plan. The market value of the common stock on the date of contribution was $30.88 per share (resulting in a total contribution of $15.4 million). The Company presently does not anticipate contributing additional amounts to the pension plan in 2004.

Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree heath care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has included the effects of the Act in its financial statements for the six months ending June 30, 2004 in accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). Incorporation of the provisions of the Act resulted in a reduction of the Company’s postretirement benefit obligation of $68.0 million. Postretirement medical expenses for fiscal year 2004 after implementation are expected to be $18.1 million less than that previously anticipated. Results for the six months ending June 30, 2004 include $9.1 million of this total.

Note G – Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net income (loss)	$11,108	$(1,457)	$81,091	$(18,295)
Other comprehensive income (loss) net of income tax (net of amounts reclassified to earnings)	2,616	(4,838)	5,690	(5,813)

Total comprehensive income (loss)	$13,724	$(6,295)	$86,781	$(24,108)

Other comprehensive income for the three and six months ended June 30, 2004 consists primarily of the reclassification of previously deferred mark-to-market losses from other comprehensive income to net income. Other comprehensive loss for the three and six months ended June 30, 2003 consists primarily of mark-to-market adjustments related to the Company’s financial derivatives positions for the period when those positions were deemed to be effective hedges.

Note H – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Coal	$47,799	$38,249
Repair parts and supplies	35,507	31,658

	$83,306	$69,907

Note I – Debt

Debt consists of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Indebtedness to banks under lines of credit	$—	$—
6.75% senior notes due July 1, 2013	700,000	700,000
Other	71	6,371

	700,071	706,371
Less current portion	—	6,349

Long-term debt	$700,071	$700,022

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

Note K – Transactions or Events Affecting Comparability of Reported Results

During the second quarter of 2004, the Company finalized negotiation of price adjustments on two long-term contracts. These price adjustments are retroactive to January 1, 2004. Adjustments for shipments completed prior to the second quarter of 2004 totaled $1.9 million, which has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

During the first quarter of 2004, Canyon Fuel, the Company’s equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. The Company’s share of these costs totals $0.9 million and $2.1 million, respectively, and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in the Company being assessed additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.

On June 25, 2003, Arch Western repaid its term loans with the proceeds from the offering of senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three and six months ending June 30, 2004, the Company recognized $2.1 million and $4.1 million, respectively, of expense related to the amortization of previously deferred mark-to-market adjustments. For the six months ended June 30, 2003, the Company recognized $4.8 million of expense related primarily to early debt extinguishment costs.

During the three months ended June 30, 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the three months ended June 30, 2003 was a gain of $3.3 million, which is reflected in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations.

During the six months ending June 30, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate office and eastern mining operations, resulting in severance and related expenses of $2.0 million and $2.6 million during the quarter and six months ended June 30, 2003. Of the expenses recognized, $1.4 million and $1.6 million were recognized as a component of cost of coal sales during the quarter and six months ended June 30, 2003, respectively, with the remainder recognized as a component of selling, general and administrative expenses.

During the three months ended June 30, 2003, the Company recognized a gain of $1.5 million from the sale of land at one of its idle properties. This amount has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2003, the Company received $1.4 million from a customer that did not meet its 2002 contractual purchase requirements. This amount has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

Note L — Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations.

	Three months ended June 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$11,108	54,582	$0.20
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$9,311		$0.17

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	968

Diluted EPS:
Diluted income available to common shareholders	$9,311	55,550	$0.17

	Three months ended June 30, 2003
Basic and diluted EPS:
Net loss before cumulative effect of accounting change	$(1,457)	52,418	$(0.03)
Cumulative effect of accounting change	—		—
Preferred stock dividends	(1,797)		(0.03)

Net loss available to common shareholders	$(3,254)		$(0.06)

	Six months ended June 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$81,091	54,206	$1.50
Preferred stock dividends	(3,594)		(0.07)

Basic income available to common shareholders	$77,497		$1.43

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	919
Effect of common stock equivalents arising from convertible preferred stock	3,594	6,896

Diluted EPS:
Diluted income available to common shareholders	$81,091	62,021	$1.31

	Six months ended June 30, 2003
Basic and diluted EPS:
Net loss before cumulative effect of accounting change	$(14,641)	52,401	$(0.28)
Cumulative effect of accounting change	(3,654)		(0.07)
Preferred stock dividends	(2,995)		(0.06)

Net loss available to common shareholders	$(21,290)		$(0.41)

For the three and six month periods ending June 30, 2003, employee stock options did not have a dilutive impact because the Company incurred losses in those periods. The Company’s Perpetual Cumulative Convertible Preferred Stock was not considered in the calculation of the number of diluted shares outstanding at June 30, 2003 because the conditions necessary for the shares to become convertible had not been met at that time.

Note M – Guarantees

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $13.5 million at June 30, 2004 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.4 million annually through 2015 and $26.0 million in 2016.

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

Note N – Segment Information

The Company produces steam and metallurgical coal from surface and deep mines for sale in electric generation, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. The Company’s reportable segments are: Central Appalachia (CAPP), Powder River Basin (PRB) and Western Bituminous (WBIT). The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 15 underground mines and eight surface mines. The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s Western Bituminous operations are located in Colorado, southern Wyoming and Utah (through the Company’s equity investment in Canyon Fuel). Including Canyon Fuel, the Western Bituminous operations include four underground mines (one of which was idled in May 2004) and two surface mines.

Operating segment results for the three and six months ending June 30, 2004 and 2003 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

Three months ending June 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	$275,687	$122,650	$24,441	$—	$422,778
Income from equity investments	—	—	5,995	—	5,995
Income from operations	9,149	14,943	8,936	(8,158)	24,870
Total assets	2,027,485	1,016,134	939,508	(1,484,778)	2,498,349
Equity investments	—	—	158,042	—	158,042
Depreciation, depletion and amortization	15,735	12,911	3,847	3,587	36,080
Capital expenditures	21,186	11,342	2,319	2,631	37,478
Operating cost per ton	35.17	6.07	15.82	—	—

Three months ending June 30, 2003

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	$249,411	$102,625	$26,856	$—	$378,892
Income from equity investments	—	—	8,053	4,138	12,191
Income (loss) from operations	(10,350)	15,250	8,184	(3,717)	9,367
Total assets	1,961,582	950,936	219,059	(830,355)	2,301,222
Equity investments	—	—	159,686	70,406	230,092
Depreciation, depletion and amortization	20,182	11,014	5,078	3,312	39,586
Capital expenditures	13,517	2,896	915	1,528	18,856
Operating cost per ton	30.55	5.50	15.57	—	—

Six months ending June 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	$534,769	$237,456	$54,043	$—	$826,268
Income from equity investments	—	—	7,267	2,418	9,685
Income from operations	19,779	30,761	11,457	69,782	131,779
Depreciation, depletion and amortization	31,866	25,463	7,932	6,924	72,185
Capital expenditures	34,166	27,582	3,029	4,355	69,132
Operating cost per ton	33.56	6.00	16.38	—	—

Six months ending June 30, 2003

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	CAPP	PRB	WBIT	Eliminations	Consolidated

Coal sales	$462,004	$193,962	$50,316	$—	$706,282
Income from equity investments	—	—	16,204	7,097	23,301
Income (loss) from operations	(24,516)	24,304	16,352	(13,038)	3,102
Depreciation, depletion and amortization	41,479	21,292	9,594	6,732	79,097
Capital expenditures	22,634	7,543	2,658	34,106	66,941
Operating cost per ton	31.02	5.57	15.72	—	—

Reconciliation of segment income from operations to consolidated income (loss) before income taxes and cumulative effect of accounting change:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total segment income from operations	$24,870	$9,367	$131,779	$3,102
Interest expense	(14,101)	(11,667)	(28,842)	(23,219)
Interest income	903	493	1,613	826
Other non-operating expense	(1,864)	(3,950)	(3,759)	(3,950)

Income (loss) before income taxes and cumulative effect of accounting change	$9,808	$(5,757)	$100,791	$(23,241)

Note O — Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform with the classifications in the 2004 financial statements with no effect on previously reported net income (loss) or members’ equity.

Note P – Subsequent Event

Effective July 31, 2004, the Company acquired ITOCHU Corporation’s 35% interest in Canyon Fuel Company, LLC for a contract price of $112 million, consisting of cash of $90 million and a five year, $22 million non-interest bearing note. Net of cash acquired, the fair value of the transaction totals approximately $98 million. With the completion of this transaction, the Company will own substantially all of the ownership interests of Canyon Fuel.

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

RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarter-to-date and year-to-date periods ending June 30, 2004 and 2003 are affected by the following items:

	Quarter ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2004	2003	2004	2003

Operating Income
Gain on sale of NRP units	$0.4	$—	$81.9	$—
Mark-to-market adjustment for NRP units	(0.1)	—	8.1	—
Severance costs — Skyline Mine	(0.9)	—	(2.1)	—
Contract rate adjustments	1.9	—	1.9	—
Reclamation fee assessment	—	—	(1.3)	—
Severance tax recoveries	—	3.3	—	3.3
Reduction in workforce	—	(2.0)	—	(2.6)
Gain from land sale	—	1.5	—	1.5
Gain from coal sales contract shortfall	—	—	—	1.4

Net impact on operating income	1.3	2.8	88.5	3.6
Other
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2.1)	(4.8)	(4.1)	(4.8)
Mark-to-market adjustments on interest rate swaps that no longer qualify as hedges	—	1.0	—	1.0
Reclamation fee assessment – interest portion	—	—	(0.2)	—

Net impact on pre-tax income	$(0.8)	$(1.0)	$84.2	$(0.2)

Gain on sale of NRP units

During the six months ended June 30, 2004, we sold the majority of our remaining limited partnership units of Natural Resource Partners, LP (“NRP”) for proceeds of approximately $105.4 million. The sales resulted in a gain of $81.9 million.

Mark-to-market adjustment for NRP units

Subsequent to the sale of NRP units described above, our remaining investment in NRP totals approximately 139 thousand shares, representing 0.6% of NRP’s total equity interests. At this level of ownership, the investment is no longer accounted for on the equity method, but is accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). FAS 115 requires the investment to be marked to its market value at each reporting period. Because it is our intention to sell the remaining units, the units have been classified as trading securities. Changes in the value of trading securities are recorded as income or expense in the period of change. During the three and six months ended June 30, 2004, we recorded mark-to-market adjustments for the investment in NRP units of a loss of $0.1 million and a gain of $8.1 million, respectively. The mark-to-market adjustments are recorded as a component of other operating income.

Severance costs — Skyline Mine

During the first quarter of 2004, Canyon Fuel, our equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. Our share of these costs totals $0.9 million and $2.1 million, respectively, and is reflected in income from equity investments.

Contract rate adjustments

During the second quarter of 2004, we finalized negotiation of price adjustments on two long-term contracts. These price adjustments are retroactive to January 1, 2004. Adjustments for shipments prior to the second quarter of 2004 totaled $1.9 million, which has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.

Reclamation fee assessment

During the six months ended June 30, 2004, the Office of Surface Mining completed an audit of certain of our federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in an assessment of additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps

On June 25, 2003, we repaid the term loans of our subsidiary, Arch Western, with the proceeds from the offering of senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three and six months ending June 30, 2004, the Company recognized $2.1 million and $4.1 million, respectively, of expense related to the amortization of previously deferred mark-to-market adjustments. For the three and six months ending June 30, 2003 the Company recognized $4.8 million of expense related primarily to early debt extinguishment costs.

Severance Tax Recoveries

During the second quarter of 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable.

Reduction in Workforce

During the three and six months ending June 30, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate office and eastern mining operations, resulting in severance and related expenses of $2.0 million and $2.6 million during the quarter and six months ended June 30, 2003. Of the expenses recognized, $1.4 million and $1.6 million were recognized as a component of cost of coal sales during the quarter and six months ended June 30, 2003, respectively, with the remainder recognized as selling, general and administrative expenses.

Gain from Land Sale

During the quarter ended June 30, 2003, the Company recognized gains from land sales at one of its idle properties. These gains are reported as other operating income.

Gain from Contract Shortfall

During the first six months of 2003, the Company received $1.4 million from a customer that did not meet its 2002 contractual purchase requirements. This amount has been reflected as a component of other operating income.

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

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Revenues

	Three Months Ended
	June 30,		Increase
(Amounts in thousands, except per ton amounts)	2004	2003	$	%

Coal sales	$422,778	$378,892	$43,886	11.6%
Tons sold	26,424	25,672	752	2.9%
Coal sales realization per ton	$16.00	$14.76	$1.24	8.4%

Coal sales. The increase in coal sales resulted from the combination of increased volumes and higher pricing. Volumes increased 11.9% in the Powder River Basin. Per ton realizations increased due to higher contract prices in all three regions, specifically the Central Appalachia and Western Bituminous Basins (increases of 22.3% and 12.6%, respectively) and to higher metallurgical sales from the Central Appalachia Basin. The increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. Volumes from the Powder River Basin (which have the lowest average realization) increased to approximately 67% of all tons sold in the quarter ended June 30, 2004 from 61% of tons sold in the quarter ended June 30, 2003.

Costs and Expenses

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands, except per ton amounts)	2004	2003	$	%
Cost of coal sales	$398,701	$372,323	$26,378	7.1%
Selling, general and administrative expenses	12,358	11,890	468	3.9%
Amortization of coal supply agreements	628	4,526	(3,898)	(86.1%)
Other expenses	7,046	4,972	2,074	41.7%

	$418,733	$393,711	$25,022	6.4%

Cost of coal sales per ton sold	$15.09	$14.50	$0.59	4.1%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues, as certain of our costs (including severance and other production taxes and coal royalties) are incurred as a percentage of coal sales realization. Production taxes and coal royalties increased $10.1 million in the second quarter of 2004 as compared to the second quarter of 2003. The cost of coal sales was also negatively affected by missed shipments and disruptions in production caused by poor rail performance during the second quarter of 2004. In addition, the cost of purchased coal increased $15.7 million, reflecting the higher spot market prices that were prevalent during the second quarter of 2004. During 2004, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets. We also incurred higher costs related to additional preparation necessary for coal sold in metallurgical markets. We also faced increased costs for explosives ($1.6 million increase) and diesel fuel ($3.8 million increase) during the second quarter of 2004 as compared to the same period in 2003.

On a per-ton basis, operating costs (defined as including all mining costs but excluding pass-through transportation costs) at our Central Appalachia operations increased from $30.55 per ton in the second quarter of 2003 to $35.17 per ton in the second quarter of 2004. The increase in per ton costs was due to lower sales volume, increased costs for coal purchases, increased diesel fuel and production taxes and coal royalties as well as the increased preparation costs for metallurgical coal discussed above.

At our Powder River Basin operations, operating cost per ton increased to $6.07 in the second quarter of 2004 from $5.50 in the second quarter of 2003. The increase in per ton costs in the Powder River Basin is due primarily to increased production taxes and coal royalties ($8.1 million, or $0.28 per ton) and to the higher explosives and diesel fuel costs discussed above.

Operating cost per ton at our Western Bituminous operations increased to $15.82 in the second quarter of 2004 from $15.57 in the second quarter of 2003, reflecting a 1.6% increase related primarily to increased production taxes and coal royalties.

During the first quarter of 2004, we reflected the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), in accordance with the provisions of FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Incorporation of the provisions of the Act resulted in a reduction of our postretirement medical benefit obligation of $68.0 million. Postretirement medical expenses for fiscal year 2004 after incorporation of the provisions of the Act are expected to be $18.1 million less than that previously anticipated. Results for the quarter ending June 30, 2004 include $4.6 million of this total (substantially all of which is recorded as a component of cost of coal sales).

Selling, general and administrative expenses. Selling, general and administrative expenses increased slightly during the quarter due primarily to higher expenses resulting from amounts expected to be earned under our long-term incentive plans. During the quarter ended June 30, 2004, expenses related to the long-term incentive plans totaled $1.2 million, as compared to expenses of $0.5 million in 2003.

Amortization of coal supply agreements. The decrease in amortization of coal supply agreements is due to the expiration of five contracts during the past year. During the second quarter of 2003, amortization of $3.8 million was recorded for these contracts, compared to no amortization in 2004.

Other Operating Income

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Income from equity investments	$5,995	$12,191	($6,196)	(50.8%)
Gain on sale of units of NRP	384	—	384	N/A
Other operating income	14,446	11,995	2,451	20.4%

	$20,825	$24,186	($3,361)	(13.9%)

Income from equity investments. Income from equity investments for the quarter ending June 30, 2004 consists entirely of income from our investment in Canyon Fuel. For the quarter ended June 30, 2003, income from equity investments consisted of $8.1 million from our investment in Canyon Fuel and $4.1 million from our investment in NRP. The decline in income from our investment in Canyon Fuel results from lower production and sales levels at Canyon Fuel and the costs related to idling the Skyline Mine, including the severance costs noted above.

Other operating income. The increase in other operating income is due primarily to the recognition of $3.1 million of additional deferred gains resulting from the December 2003 and March 2004 sales of NRP units. These deferred gains are being recognized over the terms of our leases with NRP.

Interest Expense, Net

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Interest expense	$14,101	$11,667	$2,434	20.9%
Interest income	(903)	(493)	(410)	(83.2%)

	$13,198	$11,174	$2,024	18.1%

Interest expense. The increase in interest expense results from a higher average interest rate in 2004 as compared to the same period in 2003. In 2004, the Company’s outstanding borrowings consist entirely of fixed rate borrowings, while 2003 borrowings were primarily variable rate borrowings. Short-term interest rates in 2003 were lower than the fixed rate of borrowing in 2004.

Other non-operating expense

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$2,066	$4,823	$(2,757)	(57.2%)
Other non-operating income	(202)	(873)	671	76.9%

	$1,864	$3,950	$(2,086)	(52.8%)

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarter ended June 30, 2004 include expenses of $2.1 million related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred. The expense recorded for the quarter ended June 30, 2003 relates primarily to early debt extinguishment costs.

Income taxes

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Benefit from income taxes	$1,300	$4,300	$(3,000)	(69.8%)

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax benefit recorded in the second quarter of 2004 is primarily the result of the tax benefit from percentage depletion.

Net income (loss)

	Three Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Net income (loss)	$11,108	$(1,457)	$12,565	862.4%

The increase in net income (loss) is due primarily to increased sales volumes and improved operating margins as average per ton realizations have increased as compared to prior period.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Revenues

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands, except per ton amounts)	2004	2003	$	%
Coal sales	$826,268	$706,282	$119,986	17.0%
Tons sold	52,269	48,342	3,927	8.1%
Coal sales realization per ton	$15.81	$14.61	$1.20	8.2%

Coal sales. The increase in coal sales resulted from the combination of increased volumes and higher pricing. Volumes increased 13.5% in the Powder River Basin. Per ton realizations increased due to higher contract prices in all three regions, primarily the Central Appalachia and Western Bituminous Basins (increases of 16.3% and 10.2%, respectively) and to higher metallurgical sales from the Central Appalachia Basin. The increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. Volumes from the Powder River Basin (which have the lowest average realization) increased to approximately 66% of all tons sold in the six months ended June 30, 2004 from 62% of tons sold in the six months ended June 30, 2003.

Costs and Expenses

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands, except per ton amounts)	2004	2003	$	%
Cost of coal sales	$781,892	$705,963	$75,929	10.8%
Selling, general and administrative expenses	27,984	23,763	4,221	17.8%
Amortization of coal supply agreements	1,238	10,320	(9,082)	(88.0%)
Other expenses	12,819	9,520	3,299	34.7%

	$823,933	$749,566	$74,367	9.9%

Cost of coal sales per ton sold	$14.96	$14.60	$0.36	2.5%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues, as certain of our costs (including severance and other production taxes and coal royalties) are incurred as a percentage of coal sales realization. Production taxes and coal royalties increased $25.9 million in the first six months of 2004 as compared to the first six months of 2003. The cost of coal sales was also negatively affected by missed shipments and disruptions in production caused by poor rail performance during the second quarter of 2004. Additionally, the cost of purchased coal increased $20.2 million, reflecting the higher spot market prices that were prevalent during the first six months of 2004. During 2004, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets. We also incurred higher costs related to additional preparation necessary for coal sold in metallurgical markets. In addition, we faced increased costs for explosives ($4.8 million) and diesel fuel ($5.1 million) during the first six months of 2004 as compared to the same period in 2003.

On a per-ton basis, operating costs (defined as including all mining costs but excluding pass-through transportation expenses) at our Central Appalachia operations increased from $31.02 for the first six months of 2003 to $33.56 for the first six months of 2004. The increase in per ton costs was due to increased costs for purchased coal ($14.9 million, or $1.03 per ton), increased production taxes and coal royalties ($9.4 million, or $0.64 per ton), higher costs for diesel fuel and explosives as well as the increased preparation costs for metallurgical coal discussed above.

At our Powder River Basin operations, operating cost per ton increased to $6.00 for the first six months of 2004 from $5.57 for the first six months of 2003. The increase in per ton costs in the Powder River Basin is due primarily to increased production taxes and coal royalties ($15.1 million, or $0.23 per ton) and to the higher explosives and diesel fuel costs discussed above.

Operating costs at our Western Bituminous operations increased to $16.38 per ton for the first six months of 2004 from $15.72 per ton for the first six months of 2003, reflecting a 4.2% increase related primarily to increased production taxes and coal royalties.

Our results for the six months ending June 30, 2004 reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”), in accordance with the provisions of FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Incorporation of the provisions of the Act resulted in a reduction of our postretirement medical benefit obligation of $68.0 million. Postretirement medical expenses for fiscal year 2004 after incorporation of the provisions of the Act are expected to be $18.1 million less than that previously anticipated. Results for the six months ending June 30, 2004 include $9.1 million of this total (substantially all of which is recorded as a component of cost of coal sales). The benefit for the six months ending June 30, 2004 was offset by increased costs resulting from changes to other actuarial assumptions that were incorporated at the beginning of the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased during the first six months due primarily to higher expenses resulting from amounts expected to be earned under our annual and long-term incentive plans. During the six months ended June 30, 2004, expenses related to annual bonus and long-term incentive plans totaled $5.9 million, as compared to expenses of $0.6 million in 2003.

Amortization of coal supply agreements. The decrease in amortization of coal supply agreements is due to the expiration of five contracts during the past year. During the first six months of 2003, amortization of $9.0 million was recorded for these contracts, compared to no amortization in 2004.

Other Operating Income

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Income from equity investments	$9,685	$23,301	($13,616)	(58.4%)
Gain on sale of units of NRP	81,851	—	81,851	N/A
Other operating income	37,908	23,085	14,823	64.2%

	$129,444	$46,386	$83,058	179.1%

Income from equity investments. Income from equity investments for the six months ending June 30, 2004 consists of $7.3 million from our investment in Canyon Fuel and $2.4 million from our investment in NRP (prior to the sale of NRP units in March). For the six months ended June 30, 2003, income from equity investment consisted of $16.2 million of income from our investment in Canyon Fuel and $7.1 million from our investment in NRP. The decline in income from our investment in Canyon Fuel results from lower production and sales levels at Canyon Fuel and the costs related to idling the Skyline Mine, including the severance costs noted above.

Other operating income. The increase in other operating income is primarily due to the mark-to-market gain on the remaining investment in NRP, as described above. The remaining increase in other operating income is primarily due to a $5.9 million increase in the recognition of previously deferred gains from the 2003 NRP unit sale in the first six months of 2004 as compared to the same period of 2003. These deferred gains are being recognized over the terms of our leases with NRP.

Interest Expense, Net

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Interest expense	$28,842	$23,219	$5,623	24.2%
Interest income	(1,613)	(826)	(787)	(95.3%)

	$27,229	$22,393	$4,836	21.6%

Interest expense. The increase in interest expense results from a higher average interest rate in 2004 as compared to the same period in 2003. In 2004, the Company’s outstanding borrowings consist entirely of fixed rate borrowings, while 2003 borrowings were primarily variable rate borrowings. Short-term interest rates in 2003 were lower than the fixed rate of borrowing in 2004.

Other non-operating expense

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$4,132	$4,823	$(691)	(14.3%)
Other non-operating income	(373)	(873)	500	57.3%

	$3,759	$3,950	$(191)	(4.8%)

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the six months ended June 30, 2004 include expenses of $4.1 million related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred. The amounts recorded for the six months ended June 30, 2003 relate primarily to early debt extinguishment costs.

Income taxes

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Income tax (provision) benefit	$(19,700)	$8,600	$(28,300)	(329.1%)

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The income tax provision recorded in the first half of 2004 is primarily the result of the tax impact from the sale of the NRP units in the first quarter of 2004.

Net income (loss) before cumulative effect of accounting change

	Six Months Ended
	June 30,		Increase (Decrease)
(Amounts in thousands)	2004	2003	$	%
Net income (loss) before cumulative effect of accounting change	$81,091	$(14,641)	$95,732	653.9%

The increase in net income (loss) before cumulative effect of accounting change is primarily due to higher coal sales revenues, the gain from the sale of NRP units during the first and second quarters of 2004 (net of related tax provision) and the favorable mark-to-market adjustment for the remaining NRP investment (net of related tax provision).

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

DISCLOSURE CONTROLS

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

OUTLOOK

Railroad Transportation Disruptions. During the second quarter of 2004, rail service disruptions resulted in missed shipments in both the East and West, including some of our highest margin eastern business. In addition, we were forced to curtail production during the quarter at the West Elk mine in Colorado and the Black Thunder mine in

Wyoming due to high inventory levels stemming from insufficient rail service. Inventory levels increased more than 30% to 9.4 million tons during the year’s first half. The combination of the missed shipments and production curtailments related to high inventory levels reduced our net profit by approximately $8 million after tax.

The railroad disruptions, which resulted from inadequate staffing at the railroads and an unexpected increase in overall rail shipments, are expected to ease during the second half of 2004, although we expect to see significant continued disruptions well into the third quarter. We are working with our customers and the railroads in an effort to address these issues in a timely manner.

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

On January 30, 2004, we entered into an agreement to sell the Buckskin mine to Peter Kiewit and Sons’ Inc. for a sales price of approximately $82.0 million, subject to reduction at a rate of $39,000 per day from January 1, 2004 to the closing date. As of June 30, 2004 the net sales price was approximately $75.0 million. The completion of the sale of the Buckskin mine is contingent, among other things, on the completion of our acquisition of Triton.

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

In April 2004, the Federal Trade Commission filed a lawsuit in U.S. District Court to block our proposed acquisition of Triton. We continue to view the acquisition of Triton as pro-competitive and defended the transaction in a hearing in the U.S. District Court for the District of Columbia that concluded on July 20, 2004. The court is expected to render a decision during the third quarter of 2004 on whether to enjoin the transaction from proceeding.

We have capitalized the legal and other costs associated with our acquisition of Vulcan as part of its purchase price. As of June 30, 2004, costs associated with the Vulcan acquisition totaled $6.7 million. The Company has also incurred approximately $2.2 million related to the acquisition subsequent to June 30, 2004. In addition, whether or not the transaction is consummated, we will be obligated to pay $2.9 million in retention bonuses to key Vulcan employees. In the event the transaction is not consummated, these costs (totaling $11.8 million) will be immediately expensed.

Production Levels. Our Canyon Fuel subsidiary idled its Skyline mine in May 2004. The Skyline mine produced 2.8 million tons of coal and contributed $5.6 million to our operating income in 2003. Canyon Fuel anticipates increasing production from its other two mines to make up a portion of the scheduled production decrease associated with the idling.

Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of June 30,

2004, the remaining deferred amounts will be recognized as expense in the following periods: $4.1 million for the remainder of 2004; $7.7 million in 2005; $4.8 million in 2006; and $1.9 million in 2007.

Chief Objectives. We are focused on taking steps to increase shareholder returns by improving earnings, strengthening cash generation, and improving productivity at our large-scale mines, while building on our strategic position in each of the nation’s three principal low-sulfur coal basins. We believe that success in the coal industry is largely dependent on leadership in three crucial areas of performance – safety, environmental stewardship and return on investment – and we are pursuing such leadership aggressively. At the same time, we are sustaining our longstanding focus on being a low-cost producer in the regions where we operate. We are also seeking to enhance our position as a preferred supplier to U.S. power producers by acting as a reliable and highly ethical partner. We plan to focus on organic growth by continuing to develop our existing reserve base, which is large and highly strategic. We also plan to evaluate acquisitions that represent a good fit with our existing operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2004 and 2003:

	2004	2003
	(in thousands)
Cash provided by (used in):
Operating activities	$19,982	$64,833
Investing activities	14,580	(35,758)
Financing activities	7,197	70,147

Cash provided by operating activities declined in the six months ended June 30, 2004 as compared to the same period in 2003 primarily as a result of increased investment in working capital. Trade accounts receivable represented the largest use of funds, increasing by more than $37 million in the first six months of 2004. This increase is due to higher sales levels during the period, as revenues have increased approximately 17% in the first half of 2004 as compared to the same period in 2003. Additionally, inventory increased by more than $13 million in the first six months of 2004. This increase is due primarily to rail difficulties that resulted in missed shipments during the first half of the year.

Cash provided by investing activities in the first half of 2004 reflects proceeds of $105.4 million from the sale of the NRP units. Capital expenditures and advance royalty payments were $69.1 million and $22.7 million, respectively. Cash used in investing activities during the six months ended June 30, 2003 reflects capital expenditures of $66.9 million and advance royalty payments of $23.2 million. Proceeds from coal supply agreements in the first half of 2003 were $52.5 million, which represents the buyout of a coal supply contract with above-market pricing. During the first half of 2003, we made the fifth and final annual payment of $31.6 million under the Thundercloud federal lease, which is part of the Black Thunder mine in Wyoming.

Cash provided by financing activities during the six months ended June 30, 2004 consists of proceeds from the issuance of common stock under our employee stock incentive plan, offset by payments on long-term debt and dividend payments. Cash provided by financing activities during the first six months of 2003 reflects the proceeds from the issuance of Arch Western senior notes (which were used to retire existing debt) and the proceeds from the sale of preferred stock, offset additionally by the pay-down of amounts outstanding under our revolving credit facility. On January 31, 2003, we utilized our Universal Shelf and completed the sale of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. The net proceeds from the offering of approximately $139.0 million were used to reduce indebtedness under our revolving credit facility and for working capital and general corporate purposes. On June 25, 2003, Arch Western Finance, LLC, a subsidiary of Arch Western, completed the offering of $700 million of 6.75% senior notes. The proceeds of the offering were primarily used to repay Arch Western’s existing term loans.

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

Capital expenditures were $69.1 million and $66.9 million for the six months ended June 30, 2004 and 2003, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will be approximately $300.0 million in total for 2004. This estimate assumes the inclusion of 100% of Canyon Fuel’s expected capital requirements for the remainder of the year and a small amount of capital related to initial development work at the Mountain Laurel complex during the second half of the year. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash and existing credit facilities.

At June 30, 2004, we had $68.9 million in letters of credit outstanding, which resulted in $281.1 million of unused capacity under our revolving credit facility. Sufficient unused capacity is currently available to fund our current operating needs. At June 30, 2004, financial covenant requirements do not restrict the amount of unused capacity available to us for borrowing and letters of credit.

Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth test. The leverage ratio requires that we not permit the ratio of total indebtedness at the end of any calendar quarter to adjusted EBITDA for the four quarters then ended exceed a specified amount. The fixed charge coverage ratio requires that we not permit the ratio of adjusted EBITDA plus lease expense to interest expense plus lease expense for the four quarters then ended to be less than a specified amount. The net worth test requires that we not permit our net worth to be less than a specified amount plus 50% of cumulative net income. At June 30, 2004, we were in compliance with all financial covenants and the financial covenant requirements did not limit our borrowing capacity under our revolving credit facility.

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

We periodically establish uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2004, there were $20.0 million of such agreements in effect, of which none were outstanding.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2004, substantially all of our outstanding debt bore interest at fixed rates.

Additionally, we are exposed to market risk associated with interest rates resulting from our interest rate swap positions. Prior to the June 25, 2003 Arch Western senior notes offering and subsequent repayment of Arch Western’s term loans, we utilized interest rate swap agreements to convert the variable-rate interest payments due under the term loans and our revolving credit facility to fixed-rate payments. As of June 30, 2004, our net interest rate swap position is as follows:

•	Swaps with a notional value of $25.0 million which are designated as hedges of future interest payments to be made under our revolving credit facility. Under these swaps, we pay a fixed rate of 5.96% (before the credit spread over LIBOR) and receive a variable rate based upon 30-day LIBOR. The remaining term of the swap agreements at June 30, 2004 was 35 months.

•	Swaps with a total notional value of $500.0 million consisting of offsetting positions of $250.0 million each. Because of the offsetting nature of these positions, we are not exposed to significant market interest rate risk related to these swaps. Under these swaps, we pay a weighted average fixed rate of 5.72% on $250.0 million of notional value and receive a weighted average fixed rate of 2.71% on $250.0 million of notional value. The remaining terms of these swap agreements at June 30, 2004 ranged from 14 to 37 months.

As of June 30, 2004, the fair value of our net interest rate swap position was a liability of $17.6 million.

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

At June 30, 2004, our debt portfolio consisted entirely of fixed rate debt. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at June 30, 2004, with all other variables held constant. A 100-basis-point increase in market interest rates would result in a $44.7 million decrease in the fair value of the Company’s fixed rate debt at June 30, 2004.

As it relates to our interest rate swap positions, a change in interest rates impacts the net financial instrument position. A 100-basis point increase in market interest rates would result in a $0.7 million decrease in the fair value of our liability under the interest rate swap positions at June 30, 2004.

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

On July 8, 2004, the District court entered a final order enjoining the Corps from authorizing new valley fills using the mechanism of its nationwide permit. The Court also ordered the Corps to suspend current authorizations issued for fills that had not yet commenced construction on the date of the order.

A total of three permits at two of our operating subsidiaries will be affected by the Court’s July 8 order. Because the Court found that it is the Corps’ procedure in issuing the permits, and not defects in the fills themselves, our affected subsidiaries will be able to re-apply for individual permits under section 404 of the Clean Water act to construct each fill. We currently do not believe that the individual permit process will have an impact on our mining operations.

Neither we nor our operating subsidiaries are parties in the action. No decision has been made at this time whether the Corps, or the coal industry trade associations that have intervened, will appeal the decision.

A separate matter involves a surface mining permit issued by the West Virginia Department of Environmental Protection (DEP) to our Coal-Mac subsidiary on September 29, 2003. This permit has been challenged in an administrative proceeding brought by the West Virginia Highlands Conservancy. The appeal alleges that the permit is incomplete and inaccurate, and thereby not in compliance with the DEP’s regulations. Specifically, the petition alleges that the proposal to construct a valley fill is inconsistent with a provision of the state regulations known as the “buffer zone rule”, that the operation has failed to provide for suitable topsoil material for use in its reclamation, and that the state agency failed to evaluate the consequences to the water quality from the alleged discharge of one substance from the mine site. The DEP is required by state law to defend the issuance of the permit. We have filed a notice to intervene in the proceeding. While the outcome of this litigation is subject to various uncertainties, we believe that the permit was validly issued. If the plaintiffs prevail in this proceeding, Coal-Mac may be required to cease mining operations when it exhausts its permitted coal reserves, which is expected to be within two and a half to three years at current mining rates.

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

Certain Trends and Uncertainties

Substantial Leverage — Covenants

As of June 30, 2004, we had outstanding consolidated indebtedness of $700.1 million, representing approximately 46% of our capital employed. Despite making substantial progress in reducing debt, we continue to have significant debt service obligations, and the terms of our credit agreements limit our flexibility and result in a number of limitations on us. We also have significant lease and royalty obligations. Our ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of our indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that we serve as well as financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable us to fund our debt service, lease and royalty payment obligations or our other liquidity needs.

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

Losses

We reported a net loss available to common shareholders of $2.6 million for the year ended December 31, 2002 and $12.0 million for the first nine months of 2003. The losses in 2002 and the first three quarters of 2003 were primarily attributable to our decision to scale back production during the period in response to a weak market environment and increased costs at certain of our operations. The decision to scale back production came after we had prepared most of the operations to maximize production in order to capitalize on higher market prices for coal that we had previously projected. Therefore, certain costs incurred to maximize production did not result in higher revenues but did increase the cost of coal sales.

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

New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In January 2004, the EPA Administrator announced that EPA would be taking new enforcement actions against utilities for violations of the existing New Source Review requirements, and shortly thereafter, EPA issued enforcement notices to several electric utility companies.

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

West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA’s approval of West Virginia’s antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. In August 2003, the Southern District of West Virginia vacated the EPA’s approval of West Virginia’s anti-degradation procedures, and remanded the matter to the EPA. On March 29, 2004, EPA Regions III sent a letter to the WVDEP that approved portions of the state’s anti-degradation program, denied approval of portions pending further study, and recommended removal of certain language on the state’s regulations. Depending upon the outcome of the DEP review, the issuance or re-issuance of Clean Water Act permits to us may be delayed or denied, and may increase the costs, time and difficulty associated with obtaining and complying Clean Water Act permits for surface mining operations.

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

Reserve Degradation and Depletion

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We have in the past acquired and will in the future acquire, coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in 2006, although we expect to make up the lost production with our planned opening of our Mountain Laurel complex in Logan County, West Virginia which should ramp up to full production in mid-2007. The Mountaineer Mine generated $26.1 million and $33.7 million of our total operating income in the year ended 2003 and 2002, respectively.

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

The membership interests in Canyon Fuel, which operates three coal mines in Utah, were owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation of Japan until July 30, 2004 when we acquired ITOCHU’s 35% interest in Canyon Fuel. The agreement that governed the management and operations of Canyon Fuel prior to July 30, 2004 provided for a management board to manage its business and affairs. Some major business decisions concerning Canyon Fuel required the vote of 70% of the membership interests and therefore limited our ability to make these decisions. These decisions include admission of additional members; approval of annual business plans; the making of significant capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel’s business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; the entering into of leases; and the selection and removal of officers. The Canyon Fuel agreement also contained various restrictions on the transfer of membership interests in Canyon Fuel.

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

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed by the Company in the quarter ended June 30, 2004:

(1)	A report dated April 22, 2004 announcing the Company’s 39% common dividend Increase and declaration of preferred Dividend.

(2)	A report dated April 22, 2004 announcing the Company’s first quarter 2004 earnings and operating results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH COAL, INC.
(Registrant)

Date: August 6, 2004	/s/ John W. Lorson

John W. Lorson
Controller
(Chief Accounting Officer)