Form 10-Q
period 2005-03-31
ARCH COAL INC
filed 2005-05-06
CIK 1037676

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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

At May 1, 2005, there were 63,385,915 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$290,693	$323,167
Trade receivables	226,732	180,902
Other receivables	29,606	34,407
Inventories	124,675	119,893
Prepaid royalties	11,791	12,995
Deferred income taxes	33,915	33,933
Other	28,241	25,560

Total current assets	745,653	730,857

Property, plant and equipment, net	2,038,274	2,033,200

Other assets
Prepaid royalties	103,185	87,285
Goodwill	36,132	37,381
Deferred income taxes	240,048	241,226
Other	124,560	126,586

Total other assets	503,925	492,478

Total assets	$3,287,852	$3,256,535

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$194,613	$148,014
Accrued expenses	204,370	217,216
Current portion of debt	7,279	9,824

Total current liabilities	406,262	375,054
Long-term debt	975,238	1,001,323
Accrued postretirement benefits other than pension	386,976	380,424
Asset retirement obligations	180,987	179,965
Accrued workers’ compensation	77,557	82,446
Other noncurrent liabilities	150,678	157,497

Total liabilities	2,177,698	2,176,709

Stockholders’ equity
Preferred stock	29	29
Common stock	639	631
Paid-in capital	1,307,437	1,280,513
Retained deficit	(166,552)	(166,273)
Unearned compensation	(3,350)	(1,830)
Treasury stock, at cost	(5,047)	(5,047)
Accumulated other comprehensive loss	(23,002)	(28,197)

Total stockholders’ equity	1,110,154	1,079,826

Total liabilities and stockholders’ equity	$3,287,852	$3,256,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Coal sales	$600,464	$403,490
Costs and expenses
Cost of coal sales	519,641	348,537
Depreciation, depletion and amortization	50,903	36,105
Selling, general and administrative expenses	22,276	14,913
Other expenses	13,046	5,645

	605,866	405,200

Other operating income
Income from equity investments	—	3,690
Gain on sale of units of Natural Resource Partners, LP	—	89,638
Other operating income	31,354	15,291

	31,354	108,619

Income from operations	25,952	106,909
Interest expense, net:
Interest expense	(18,072)	(14,741)
Interest income	1,846	710

	(16,226)	(14,031)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,066)	(2,066)
Other non-operating income (expense)	(385)	171

	(2,451)	(1,895)

Income before income taxes	7,275	90,983
Income tax provision	700	21,000

Net income	6,575	69,983
Preferred stock dividends	(1,797)	(1,797)

Net income available to common shareholders	$4,778	$68,186

Earnings per common share
Basic earnings per common share	$0.08	$1.27
Diluted earnings per common share	$0.07	$1.14

Basic weighted average shares outstanding	62,782	53,825
Diluted weighted average shares outstanding	63,792	61,592

Common dividends declared per share	$0.0800	$0.0575

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$6,575	$69,983
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	50,903	36,105
Prepaid royalties expensed	5,404	3,730
Accretion on asset retirement obligations	3,737	2,947
Net gain on disposition of assets	(18,792)	(318)
Gain on sale of units of Natural Resource Partners, LP	—	(89,638)
Income from equity investments	—	(3,690)
Net distributions from equity investments	—	2,461
Other nonoperating expense	2,451	1,895
Changes in:
Receivables	(41,029)	(25,977)
Inventories	(4,782)	(5,934)
Accounts payable and accrued expenses	33,837	(3,524)
Income taxes	4,545	15,031
Accrued postretirement benefits other than pension	6,552	8,521
Asset retirement obligations	(2,716)	(2,336)
Accrued workers’ compensation benefits	(4,890)	(211)
Other	(880)	2,300

Cash provided by operating activities	40,915	11,345

Investing activities
Capital expenditures	(58,237)	(31,654)
Proceeds from sale of units of Natural Resource Partners, LP	—	100,121
Proceeds from dispositions of property, plant and equipment	19,079	717
Additions to prepaid royalties	(20,100)	(21,188)

Cash (used in) provided by investing activities	(59,258)	47,996

Financing activities
Net payments on revolver and lines of credit	(28,289)	—
Payments on long-term debt	—	(2,099)
Debt financing costs	(1,902)	(957)
Dividends paid	(6,854)	(4,893)
Proceeds from sale of common stock	22,914	17,074

Cash (used in) provided by financing activities	(14,131)	9,125

(Decrease) increase in cash and cash equivalents	(32,474)	68,466
Cash and cash equivalents, beginning of period	323,167	254,541

Cash and cash equivalents, end of period	$290,693	$323,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Arch Coal, Inc. (the “Company”) is engaged in the production of steam and metallurgical coal from surface and deep mines throughout the United States, for sale to utility, industrial and export markets. The Company’s mines are primarily located in the Powder River Basin, Central Appalachia and Western Bituminous regions of the United States. All subsidiaries (except as noted below) are wholly owned. Intercompany transactions and accounts have been eliminated in consolidation.

The Company’s Wyoming, Colorado and Utah coal operations are included in a joint venture named Arch Western Resources, LLC (“Arch Western”). Arch Western is 99% owned by the Company and 1% owned by BP Amoco. The Company also acts as the managing member of Arch Western.

On July 31, 2004, the Company acquired the remaining 35% of Canyon Fuel Company, LLC (“Canyon Fuel”) that it did not already own. See Note C – “Business Combinations” for further discussion. Income from Canyon Fuel through March 31, 2004 is reflected in the Condensed Consolidated Statements of Operations as income from equity investments (see additional discussion in Note E – “Equity Investments”).

Note B – Recent Accounting Pronouncements

On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04-06, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal which will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005. The Company is evaluating what impact, if any, this guidance will have on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect this guidance to have a material impact on its financial statements.

Note C – Business Combinations

Canyon Fuel 35% Acquisition

On July 31, 2004, the Company purchased the 35% interest in Canyon Fuel that it did not own from ITOCHU Corporation. The purchase price, including related costs and fees, of $112.2 million was funded with cash of $90.2 million and a five-year, $22.0 million non-interest bearing note. Net of cash acquired, the fair value of the transaction totaled $97.4 million. As a result of the acquisition, the Company owns substantially all of the ownership interests of Canyon Fuel and no longer accounts for its investment in Canyon Fuel on the equity method but consolidates Canyon Fuel in its financial statements. The results of operations of the Canyon Fuel mines are included in the Company’s Western Bituminous segment.

The preliminary purchase accounting allocation related to the acquisition has been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to, July 31, 2004. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals in the second quarter of 2005.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$7,432
Materials and supplies	3,751
Coal inventory	7,434
Other current assets	6,466
Property, plant, equipment and mine development	125,881
Accounts payable and accrued expenses	(10,379)
Coal supply agreements	(33,378)
Other noncurrent assets and liabilities, net	(9,823)

Total purchase price, net of cash received of $11.0 million	$97,384

Amounts preliminarily allocated to coal supply agreements noted in the table above represent the liability established for the net below-market coal supply agreements to be amortized over the remaining terms of the contracts. The liability is classified as an other noncurrent liability on the accompanying Condensed Consolidated Balance Sheet. The remaining amortization period on these acquired coal supply agreements ranges from four to 45 months.

Triton Acquisition

On August 20, 2004, the Company acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton, for a purchase price of $382.1 million, including transaction costs and working capital adjustments. In 2003, Triton was the nation’s sixth largest coal producer and operated two mines in the Powder River Basin: North Rochelle and Buckskin. Following the consummation of the transaction, the Company completed an agreement to sell Buckskin to Kiewit Mining Acquisition Company. The net sales price for this second transaction was $73.1 million. The total purchase price, including related costs and fees, was funded with cash on hand, including the proceeds from the Buckskin sale, $22.0 million in borrowings under the Company’s existing revolving credit facility and a $100.0 million term loan at its Arch Western Resources subsidiary. Upon acquisition, the Company integrated the North Rochelle mine with its existing Black Thunder mine in the Powder River Basin.

The preliminary purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for the periods subsequent to August 20, 2004. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals in the second quarter of 2005.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$14,233
Materials and supplies	4,161
Coal inventory	4,874
Other current assets	2,200
Property, plant, equipment and mine development	325,194
Coal supply agreements	8,486
Goodwill	36,132
Accounts payable and accrued expenses	(72,326)
Other noncurrent assets and liabilities, net	(14,383)

Total purchase price, net of cash received of $0.4 million	$308,571

Amounts preliminarily allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The remaining amortization period on these acquired coal supply agreements ranges from nine to 21 months.

Included in the amounts allocated to accounts payable and accrued expenses noted in the table above are $5.5 million of liabilities incurred in connection with terminating Vulcan employees upon acquisition. Upon acquisition, the Company identified 24 employees of Vulcan who were terminated as part of the integration of the North Rochelle mine into the Company’s Black Thunder mine. All amounts accrued for severance were paid as of December 31, 2004.

Pro Forma Financial Information

If Triton and Canyon Fuel had been included in the Company’s results of operations during the three months ended March 31, 2004, its unaudited pro forma revenues would have been $497.4 million, unaudited pro forma net income available to common shareholders would have been $59.5 million and unaudited pro forma basic and diluted earnings per share would have been $1.11 and $0.99, respectively.

Note D - Stock-Based Compensation

These interim financial statements include the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“FAS 148”). With respect to accounting for its stock options, as permitted under FAS 123, the Company has retained the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method required by FAS 123, the Company’s net income available to common shareholders and earnings per common share would have been changed to the pro forma amounts as indicated in the following table:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)
Net income available to common shareholders, as reported	$4,778	$68,186
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	7,864	366
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,870)	(1,833)

Pro forma net income available to common shareholders	$3,772	$66,719

Earnings per share:
Basic earnings per share – as reported	0.08	1.27
Basic earnings per share – pro forma	0.06	1.24

Diluted earnings per share – as reported	0.07	1.14
Diluted earnings per share – pro forma	0.06	1.11

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for interim or annual periods. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of FAS 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. As such, the Company intends to adopt FAS 123R on January 1, 2006 using the modified-prospective method. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. On March 3, 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock ($7.3 million) and cash ($2.6 million). As such, the Company recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statement of Operations in the first quarter of 2005.

Note E - Equity Investments

As of March 31, 2005, the Company no longer held equity investments. The Company purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. In addition, on March 10, 2004, the Company sold the majority of its interest in Natural Resource Partners, LP (“NRP”). Prior to March 10, 2004, the Company accounted for its investment in NRP on the equity method. Amounts recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Income from equity investments:
Income from investment in Canyon Fuel	$—	$1,272
Income from investment in NRP	—	2,418

Income from equity investments as reported in the Condensed Consolidated Statements of Operations	$—	$3,690

Investment in Canyon Fuel

The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended
	March 31,
Condensed Income Statement Information	2005	2004
	(in thousands)
Revenues	$—	$53,382
Total costs and expenses	—	52,808

Net income	$—	$574

65% of Canyon Fuel net income	$—	$373
Effect of purchase adjustments	—	899

Arch Coal’s income from its equity investment in Canyon Fuel	$—	$1,272

Through July 31, 2004, the Company’s income from its equity investment in Canyon Fuel represented 65% of Canyon Fuel’s net income after adjusting for the effect of purchase adjustments related to its investment in Canyon Fuel. The Company’s investment in Canyon Fuel reflected purchase adjustments primarily related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments were amortized consistent with the underlying assets of the joint venture.

Investment in NRP

During 2004, the Company sold its remaining limited partnership units of NRP in three separate transactions occurring in March, June and October. Specifically during the quarter ended March 31, 2004, the Company sold the majority of its remaining limited partnership units of NRP for proceeds of approximately $100 million. The sale resulted in a gain of $89.6 million.

Note F - Employee Benefit Plans

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

Components of Net Periodic Benefit Cost

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Quarter Ended March 31,	2005	2004	2005	2004
	(In thousands)
Service cost	$2,927	$2,039	$1,288	$1,014
Interest cost	2,242	2,800	7,893	7,325
Expected return on plan assets*	(2,767)	(3,250)	—	—
Other amortization and deferral	2,153	1,399	6,077	3,973

	$4,555	$2,988	$15,258	$12,312

*	The Company does not fund its other postretirement liabilities.

Employer Contributions

While the Company did not make any contributions to the pension plan during the quarter ended March 31, 2005, it is currently considering a contribution to the plan in 2005 but has not yet made a determination as to the timing and the amount of the potential contribution.

Note G - Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income	$6,575	$69,983
Other comprehensive income, net of income taxes	5,195	3,074

Total comprehensive income	$11,770	$73,057

Other comprehensive income for the quarters ended March 31, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income and mark-to-market adjustments related to the Company’s financial derivatives which still qualify as effective hedges.

Note H - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Coal	$75,243	$76,009
Repair parts and supplies	49,432	43,884

	$124,675	$119,893

Note I - Debt

Debt consists of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Indebtedness to banks under lines of credit	$—	$—
Indebtedness to banks under revolving credit agreement, expiring December 22, 2009	—	25,000
6.75% senior notes ($950.0 million face value) due July 1, 2013	961,272	961,613
Promissory note	16,829	17,523
Other	4,416	7,011

	982,517	1,011,147
Less current portion	7,279	9,824

Long-term debt	$975,238	$1,001,323

On December 22, 2004, the Company entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The credit facility replaced the Company’s existing $350.0 million revolving credit facility. At March 31, 2005, the Company had $103.5 million in letters of credit outstanding, resulting in $596.5 million of unused borrowings under the revolver. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit.

On October 22, 2004, the Company issued $250.0 million of 6.75% Senior Notes due 2013 at a price of 104.75% of par. Interest on the notes is payable on January 1 and July 1 of each year, beginning on January 1, 2005. The senior notes were issued under an indenture dated June 25, 2003, under which the Company previously issued $700.0 million of 6.75% Senior Notes due 2013. The senior notes are guaranteed by Arch Western and certain of Arch Western’s subsidiaries and are secured by a security interest in loans made to Arch Coal by Arch Western. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make certain investments.

On July 31, 2004, the Company issued a five year, $22.0 million non-interest bearing note to help fund the Canyon Fuel acquisition. At its issuance, the note was discounted to its present value using a rate of 7.0%. The promissory note is payable in quarterly installments of $1.0 million through July 2008 and $1.5 million from October 2008 through July 2009.

Note J - Contingencies

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

Note K - Transactions or Events Affecting Comparability of Reported Results

During the quarter ended March 31, 2005, the Company assigned its rights and obligations on several parcels of land to a third party resulting in a gain of $9.3 million. The gain is reflected in other operating income.

During the quarter ended March 31, 2005, the Company recognized a gain of $9.5 million resulting from various equipment sales. The gain is reported as other operating income.

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

During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $1.9 million. The Company’s share of these costs totals $1.2 million and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.

On June 25, 2003, Arch Western repaid its term loans with the proceeds from the offering of senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending March 31, 2005 and 2004, the Company recognized $2.1 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments.

Note L - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations.

	Quarter ended March 31, 2005
	Numerator	Denominator	Per Share
(Amounts in thousands, except per share amounts)	(Income)	(Shares)	Amount
Basic EPS:
Net income	$6,575	62,782	$0.11
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$4,778		$0.08

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	1,010

Diluted EPS:
Diluted income available to common shareholders	$4,778	63,792	$0.07

	{Quarter ended March 31, 2004
	Numerator	Denominator	Per Share
(Amounts in thousands, except per share amounts)	(Income)	(Shares)	Amount
Basic EPS:
Net income	$69,983	53,825	$1.30
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$68,186		$1.27

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	871
Effect of common stock equivalents arising from convertible preferred stock	1,797	6,896

Diluted EPS:
Diluted income available to common shareholders	$69,983	61,592	$1.14

Note M - Guarantees

The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $14.3 million at March 31, 2005 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.7 million annually through 2015 and $26.0 million in 2016.

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

Note N - Segment Information

The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB), Central Appalachia (CAPP) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 18 underground mines and nine surface mines. The Company’s Western Bituminous operations are located in southern Wyoming, Colorado and Utah and include four underground mines and two surface mines (which were both put into reclamation mode in 2004).

Operating segment results for the quarters ending March 31, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

March 31, 2005

				Corporate,
				Other and
(Amounts in thousands, except per ton data)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$191,783	$310,971	$97,710	$—	$600,464
Income from operations	27,674	2,611	12,360	(16,693)	25,952
Total assets	1,200,686	2,134,572	1,657,317	(1,704,723)	3,287,852
Depreciation, depletion and amortization	26,466	15,811	8,330	296	50,903
Capital expenditures	8,494	35,476	13,422	845	58,237
Operating cost per ton	6.54	42.41	15.20	—	—

March 31, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton data)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$114,806	$259,081	$29,603	$—	$403,490
Income from equity investments	—	—	1,272	2,418	3,690
Income from operations	15,818	10,631	2,520	77,940	106,909
Total assets	1,001,701	1,995,464	926,903	(1,439,731)	2,484,337
Equity investments	—	—	146,846	—	146,846
Depreciation, depletion and amortization	15,452	16,131	4,085	437	36,105
Capital expenditures	16,240	12,980	711	1,723	31,654
Operating cost per ton	5.93	31.98	16.86	—	—

Reconciliation of segment income from operations to consolidated income before income taxes and cumulative effect of accounting change:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Total segment income from operations	$25,952	$106,909
Interest expense	(18,072)	(14,741)
Interest income	1,846	710
Other non-operating expense	(2,451)	(1,895)

Income before income taxes	$7,275	$90,983

Note O - Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform with the classifications in the 2005 financial statements with no effect on previously reported net income or members’ equity.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor and weather related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:

o	Due to the significant amount of our debt, a downturn in economic or industry conditions could materially affect our ability to meet our future financial and liquidity obligations.

o	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

o	Extensive environmental laws and regulations could cause the volume of our sales to decline.

o	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

o	We may not be able to obtain or renew our surety bonds on acceptable terms.

o	Unanticipated mining conditions may cause profitability to fluctuate.

o	Intense competition and excess industry capacity in the coal producing regions has adversely affected our revenues and may continue to do so in the future.

o	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

o	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

o	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

o	An unavailability of coal reserves would cause our profitability to decline.

o	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

o	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

o	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

o	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

o	Changes in our credit ratings could adversely affect our costs and expenses.

o	Some of our agreements impose significant potential indemnification obligations on us.

o	Our expenditures for postretirement medical and pension benefits have increased since 2002 and could further increase in the future.

o	Any inability to comply with restrictions imposed by our credit facilities and other debt arrangements could result in a default under these agreements.

o	Our estimated financial results may prove to be inaccurate.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005, Compared to Quarter Ended March 31, 2004

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarters ending March 31, 2005 and 2004 are affected by the following significant items:

	Quarter ended March 31
(Amounts in millions)	2005	2004
Operating Income
Gain from land sales	$9.3	$—
Gain from equipment sales	9.5	—
Long-term incentive compensation expense	(9.9)	—
Gain on sale of NRP units	—	89.6
Reclamation fee assessment	—	(1.3)
Severance costs - Skyline Mine	—	(1.2)

Net increase in operating income	$8.9	$87.1
Other
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2.1)	(2.1)
Reclamation fee assessment - interest portion	—	(0.2)

Net increase in pre-tax income	$6.8	$84.8

Gain from land sales

During the quarter ended March 31, 2005, we assigned our rights and obligations on several parcels of land to a third party resulting in a gain of $9.3 million. The gain is reflected in other operating income.

Gain from equipment sales

During the quarter ended March 31, 2005, we recognized a gain of $9.5 million resulting from various equipment sales. The gain is reported as other operating income.

Long-term incentive compensation expense

During 2004, we granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. During the quarter ended March 31, 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock and cash. As such, we recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million).

Gain on sale of NRP units

During the quarter ended March 31, 2004, we sold the majority of our remaining limited partnership units of Natural Resource Partners, LP (“NRP”) resulting in proceeds of approximately $100.0 million. The sale resulted in a gain of $89.6 million. The gain is recorded as a component of other operating income.

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

Severance costs - Skyline Mine

During the first quarter of 2004, Canyon Fuel, which was accounted for under the equity method through July 31, 2004, began the process of idling its Skyline Mine, and incurred severance costs of $1.9 million. Our share of these costs totals $1.2 million and is reflected in income from equity investments.

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps

On June 25, 2003, we repaid the term loans of our subsidiary, Arch Western, with the proceeds from the offering of senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the quarters ending March 31, 2005 and 2004, we recognized expense of $2.1 million for both periods, related to the amortization of previously deferred mark-to-market adjustments.

Revenues

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$600,464	$403,490	$196,974	48.8%
Tons sold	37,027	25,846	11,181	43.3%
Coal sales realization per ton sold	$16.22	$15.61	$0.61	3.9%

Tons sold by operating segment

	Tons Sold		% of Total
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Amounts in thousands)
Powder River Basin	25,051	16,581	67.6%	64.2%
Central Appalachia	7,177	7,521	19.4%	29.1%
Western Bituminous Region	4,799	1,744	13.0%	6.7%

Total operating regions	37,027	25,846	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased volumes and the acquisitions of Triton in the Powder River Basin and the remaining 35% interest in Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004.

Volumes increased dramatically in the Powder River Basin (an increase of 51.1%) and at our Western Bituminous operations (an increase of 175.2%), offset slightly by a 4.6% decrease in volumes in Central Appalachia. Volumes in both the Powder River Basin and the Western Bituminous region benefited from the acquisitions that were completed in the third quarter of 2004.

Per ton realizations increased due primarily to higher contract prices in all three regions. In the Powder River Basin, per ton realization increased 10.6%, including above-market pricing on certain contracts acquired in the Triton acquisition as well as higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Central Appalachia Basin experienced an increase of 25.8%, as both contract and spot market prices were higher than in first quarter of 2004. Additionally, we received higher sales prices on our metallurgical coal sales in the first quarter of 2005 as compared to the first quarter of 2004. The Western Bituminous region’s per ton realization increased 19.9%. In addition to higher contract pricing, per ton realizations in the Western Bituminous Basin were also affected by the acquisition of the remaining 35% interest in Canyon Fuel during the third quarter of 2004.

On a consolidated basis, the increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. As reflected in the table above, Central Appalachia volumes (which have the highest average realization) decreased while volumes in the Powder River Basin and Western Bituminous Region increased from the prior year’s comparable quarter.

Costs and Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$519,641	$348,537	$171,104	49.1%
Depreciation, depletion and amortization	50,903	36,105	14,798	41.0%
Selling, general and administrative expenses	22,276	14,913	7,363	49.4%
Other expenses	13,046	5,645	7,401	131.1%

	$605,866	$405,200	$200,666	49.5%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues discussed above. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):

•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $29.3 million.

•	Our Central Appalachia operations incurred higher costs related to additional processing necessary for coal sold in metallurgical markets as well as the difficult geological conditions adversely affecting our Mingo Logan mine.

•	The cost of purchased coal increased $38.3 million, reflecting a combination of increased purchase volumes and higher spot market prices that were prevalent during the first quarter of 2005. During the first quarter of 2005, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets.

•	Repairs and maintenance costs increased $14.4 million.

•	Costs for diesel fuel and utilities increased $9.6 million and $2.8 million, respectively.

•	Costs for operating supplies increased $13.2 million due partially to increased commodity and steel prices during the current quarter compared to the prior year’s comparable quarter.

Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the acquisitions made during the third quarter of 2004.

Regional Analysis:

Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$6.54	$5.93	$0.61	10.3%
Central Appalachia	$42.41	$31.98	$10.43	32.6%
Western Bituminous Region	$15.20	$16.86	$(1.66)	(9.8)%

Powder River Basin - On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased cost of purchased coal ($0.25 per ton), higher diesel fuel costs ($0.14 per ton) and increased production taxes and coal royalties ($0.05 per ton). Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.

Central Appalachia - Operating cost per ton increased due to increased costs for coal purchases ($4.57 per ton), increased costs for operating supplies ($0.72 per ton), increased diesel fuel ($0.61 per ton) and production taxes and coal royalties ($0.69 per ton) as well as the increased preparation costs for metallurgical coal discussed above. Additionally, the performance of our Mingo Logan mine has been adversely affected by difficult geological conditions, resulting in higher costs associated with these challenges.

Western Bituminous Region - Operating cost per ton decreased primarily due to increased production activity as a result of the acquisition of the remaining 35% of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk Mine.

Selling, general and administrative expenses. Selling, general and administrative expenses increased during the quarter due primarily to $9.5 million of expense that was recognized during the first quarter of 2005 for the performance-contingent phantom stock award that was paid to certain employees in March 2005.

Other Operating Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investments	$—	$3,690	$(3,690)	(100.0)%
Gain on sale of units of NRP	—	89,638	(89,638)	(100.0)%
Other operating income	31,354	15,291	16,063	105.0%

	$31,354	$108,619	$(77,265)	(71.1)%

Other operating income. The increase in other operating income is primarily due to a $9.3 million gain resulting from land sales and a $9.5 million gain resulting from various equipment sales during the first quarter of 2005.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(18,072)	$(14,741)	$(3,331)	(22.6)%
Interest income	1,846	710	1,136	160.0%

	$(16,226)	$(14,031)	$(2,195)	(15.6)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in first three months of 2005 as compared to the same period in 2004.

Interest Income. The increase in interest income results primarily from interest on short-term investments.

Other Non-operating Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(2,066)	$(2,066)	$—	N/A
Other non-operating (expense) income	(385)	171	(556)	(325.1)%

	$(2,451)	$(1,895)	$(556)	(29.3)%

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended March 31, 2005 and 2004 include expenses of $2.1 million for both periods, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.

Income taxes

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income tax provision	$700	$21,000	$(20,300)	(96.7)%

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the income tax provision in the first quarter of 2005 as compared to that recorded in the first quarter of 2004 is primarily the result of the tax impact from the sale of the NRP units in the first quarter of 2004.

Net income

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Net income	$6,575	$69,983	$(63,408)	(90.6)%

The decrease in net income is primarily due to the gain from the sale of NRP units during the first quarter of 2004 (net of related tax provision) offset partially by the higher operating margins resulting from higher coal sales revenues recognized in the first quarter of 2005 as compared to the same period in the prior year.

DISCLOSURE CONTROLS AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OUTLOOK

Mingo Logan Operations. During the latter part of 2004 and the first quarter of 2005, our Mingo Logan mine in West Virginia was adversely affected by a combination of difficult geologic conditions in its previous longwall panel, a major longwall move and a slow startup of the new longwall panel after the move. The start-up process was impaired principally by a greater-than-expected influx of water, which in turn resulted in a series of equipment-related difficulties at the mine. These issues reduced operating income at the Mingo Logan mine by $18.0 million during the first quarter of 2005 compared to anticipated results. The mine has experienced progress in addressing its operational challenges in recent weeks and we expect its performance to improve over the remainder of 2005.

Railroad Transportation Disruptions. During 2004 and again in early 2005, rail service disruptions resulted in missed shipments in all of our operating regions, including some of our highest margin coal in Central Appalachia. In addition, we were periodically forced to curtail production at the West Elk mine in Colorado and the Black Thunder mine in Wyoming due to higher inventory levels stemming from insufficient rail service.

The railroad disruptions, which initially resulted from inadequate staffing at the railroads, equipment shortages and an unexpected increase in overall rail shipments, improved in the Powder River Basin and Western Bituminous region during the latter part of the first quarter of 2005. We anticipate continued improvement with rail service in the second quarter of 2005.

Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $7.7 million in 2005 ($2.1 million was recognized in the first quarter of 2005); $4.8 million in 2006; and $1.9 million in 2007.

Chief Objectives. We are focused on taking steps to increase shareholder returns by improving earnings, reducing costs, strengthening cash generation, and improving productivity at our large-scale mines, while building on our strategic position in each of the nation’s three principal low-sulfur coal basins. We believe that success in the coal industry is largely dependent on leadership in three crucial areas of performance – safety, environmental stewardship and return on investment – and we are pursuing such leadership aggressively. We are also seeking to enhance our position as a preferred supplier to U.S. power producers by acting as a reliable and highly ethical partner. We plan to focus on organic growth by continuing to develop our existing reserve base, which is large and highly strategic. We also plan to evaluate acquisitions that represent a good fit with our existing operations.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2005 and 2004:

	2005	2004
Cash provided by (used in):
Operating activities	$40,915	$11,345
Investing activities	(59,258)	47,996
Financing activities	(14,131)	9,125

Cash provided by operating activities increased in the quarter ended March 31, 2005 as compared to the same period in 2004 primarily as a result of a decreased investment in working capital. While trade accounts receivable represented the largest use of funds, increasing by more than $45 million in the first quarter of 2005 compared to an increase of $28 million in the first quarter of 2004, it was offset by an increase in accounts payable and accrued expenses of more than $33 million in the first quarter of 2005 compared to a relatively flat change in the prior year’s comparable quarter.

Cash used in investing activities in the first quarter of 2005 reflects capital expenditures and advance royalty payments of $58.2 million and $20.1 million, respectively, offset partially by proceeds from the sales of land and equipment of $19.1 million. Cash provided by investing activities in the first quarter of 2004 reflects proceeds of $100.1 million from the sale of NRP units. Capital expenditures and advance royalty payments were $31.7 million and $21.2 million, respectively.

Cash used in financing activities during the quarter ended March 31, 2005 consists primarily of net payments on our revolving credit facility of $28.3 million and dividend payments of $6.9 million, offset partially by $22.9 million in proceeds from the issuance of common stock under our employee stock incentive plan. Cash provided by financing activities during the quarter ended March 31, 2004 consists primarily of $17.1 million in proceeds from the issuance of common stock under our employee stock incentive plan, offset by payments on long-term debt of $2.1 million and dividend payments of $4.9 million.

On October 28, 2004, we completed a public offering of 7,187,500 shares of our common stock, including the underwriters’ full over-allotment option, at a price of $33.85 per share. We used the net proceeds of the offering, totaling $230.5 million after the underwriters’ discount and expenses, to repay borrowings under our revolving credit facility incurred to finance our acquisition of

Triton Coal Company and the first annual payment for the Little Thunder federal coal lease. We intend to use the remaining proceeds for general corporate purposes, including the development of the Mountain Laurel longwall mine in Central Appalachia.

On October 22, 2004, two subsidiaries of Arch Western, as co-obligors, issued $250 million of 6-3/4% senior notes due 2013 at a price of 104.75% of par, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes form a single series with Arch Western Finance’s existing $700 million, 6-3/4% senior notes due 2013. The net proceeds of the offering were used to repay and retire the outstanding indebtedness under Arch Western’s $100.0 million term loan maturing in 2007, to repay indebtedness under our revolving credit facility and for general corporate purposes.

Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations. We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

Capital expenditures were $58.2 million and $31.7 million for the quarters ended March 31, 2005 and 2004, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will range from $340 to $360 million in total for 2005. This estimate includes capital expenditures related to development work at certain of our mining operations, including the Mountain Laurel complex in West Virginia and the North Lease mine at the Skyline complex in Utah. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash, existing credit facilities and cash generated from operations.

On December 22, 2004, we entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The credit facility is secured by substantially all of our assets as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western and its subsidiaries. The credit facility replaced our existing $350.0 million revolving credit facility. At March 31, 2005, we had $103.5 million in letters of credit outstanding, resulting in $596.5 million of unused borrowings under the revolver. At March 31, 2005, financial covenant requirements do not restrict the amount of unused capacity available to us for borrowing and letters of credit.

Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined) at the end of any calendar quarter to EBITDA (as defined) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at March 31, 2005.

We periodically establish uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At March 31, 2005, there were $20.0 million of such agreements in effect, of which none were outstanding.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2005, substantially all of our outstanding debt bore interest at fixed rates.

Additionally, we are exposed to market risk associated with interest rates resulting from our interest rate swap positions. Prior to the June 25, 2003 Arch Western Finance senior notes offering and subsequent repayment of Arch Western’s term loans, we utilized interest rate swap agreements to convert the variable-rate interest payments due under the term loans and our revolving credit facility to fixed-rate payments.

     At March 31, 2005, our net interest rate swap position is as follows:

•	Swaps with a notional value of $25.0 million which are designated as hedges of future interest payments to be made under our revolving credit facility. Under these swaps, we pay a fixed rate of 5.96% (before the credit spread over LIBOR) and receive a variable rate based upon 30-day LIBOR. The remaining term of the swap agreements at March 31, 2005 was 27 months.

During the first quarter of 2005, though, the revolving credit facility was paid down leaving the underlying interest rate swap ineffective. As such, this position may be terminated in the near future. The ineffectiveness for the quarter ending March 31, 2005 amounted to $0.6 million and is recorded in other non operating expense in the accompanying Consolidated Statements of Operations.

•	Swaps with a total notional value of $500.0 million consisting of offsetting positions of $250.0 million each. Because of the offsetting nature of these positions, we are not exposed to significant market interest rate risk related to these swaps. Under these swaps, we pay a weighted average fixed rate 5.72% on $250.0 million of notional value and receive a weighted average fixed rate of 2.71% on $250.0 million of notional value. The remaining terms of these swap agreements at March 31, 2005 ranged from 5 to 28 months.

As of March 31, 2005, the fair value of our net interest rate swap position was a liability of $9.7 million. This liability is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets.

We are exposed to price risk related to the value of SO2 emission allowances that are a component of the quality adjustment provisions in many of our coal supply contracts. We recently entered into several put option and swap contracts to reduce volatility in the price of SO2 emission allowances. These contracts serve to protect us from any possible downturn in the price of SO2 emission allowances. The put option agreements grant us the right to sell a certain quantity of SO2 emission allowances at a specified price on a specified date. The swap agreements essentially fix the price we receive for SO2 emission allowances by allowing us to receive a fixed SO2 allowance price and pay a floating SO2 allowance price.

We are also exposed to commodity price risk related to our purchase of diesel fuel. We enter into forward purchase contracts and heating oil swaps to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices.

The discussion below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2004 as filed on our Annual Report on Form 10-K with the Securities and Exchange Commission.

At March 31, 2005, our debt portfolio consisted of substantially fixed rates. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at March 31, 2005, with all other variables held constant. A 100-basis point increase in market interest rates would result in a $57.2 million decrease in the fair value of the Company’s fixed rate debt at March 31, 2005.

As it relates to our SO2 emission allowance put option and swap positions, as well as our heating oil swap positions, a change in price of these underlying products impacts the net financial instrument position. At March 31, 2005, a $50 decrease in the price of SO2 emission allowances would result in a $0.7 million increase in the fair value of the financial position of the SO2 emission allowance put option and swap agreements. At March 31, 2005, a $.05 per gallon increase in the price of heating oil would result in a $0.5 million increase in the fair value of the financial position of the heating oil swap agreements.

As it relates to our interest rate swap positions noted above, a change in interest rates impacts the net financial instrument position. A 100-basis point increase in market interest rates would result in a $0.5 million decrease in the fair value of our liability under the interest rate swap positions at March 31, 2005.

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

Legal Contingencies

Permit Litigation Matters. A group of local and national environmental organizations filed suit against the U.S. Army Corps of Engineers in the U.S. District Court in Huntington, West Virginia on October 23, 2003. In its complaint, Ohio River Valley Environmental Coalition, et al v. Bulen, et al, the plaintiffs allege that the Corps has violated its statutory duties arising under the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act in issuing the Nationwide 21 (“NWP 21”) general permit. The plaintiffs allege that the procedural requirements of the three federal statutes identified in their complaint have been violated, and that the Corps may not utilize the mechanism of a nationwide permit to authorize valley fills. Among specific fills identified in the complaint as not meeting the requirements of the NWP 21 are valley fills associated with several of our operating subsidiaries, although none are party to this litigation. If the plaintiffs prevail in this litigation, it may delay our receipt of these permits.

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

The Corps and several intervening trade associations, of which we are a member of three, filed an appeal with the U.S. Court of Appeals for the Fourth circuit in this matter on September 16, 2004.

West Virginia Flooding Litigation. We and three of our subsidiaries have been named, among others, in nineteen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 2,100 plaintiffs who are seeking to recover for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-seven other flood damages cases not involving our subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which certified certain legal issues back to the West Virginia Supreme Court. The West Virginia Supreme Court responded to the questions certified, and the panel is now determining how discovery and trial will proceed.

While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.

Ark Land Company v. Crown Industries. In response to a declaratory judgment action filed by Ark Land Company, a subsidiary of ours, in Mingo County, West Virginia against Crown Industries involving the interpretation of a severance deed under which Ark Land controls the coal and mining rights on property in Mingo County, West Virginia, Crown Industries filed a counterclaim against Ark Land and a third party complaint against us and two of our other subsidiaries seeking damages for trespass, nuisance and property damage arising out of the exercise of rights under the severance deed on the property by our subsidiaries. The defendant has alleged that our subsidiaries have insufficient rights to haul certain foreign coals across the property without payment of certain wheelage or other fees to the defendant. In addition, the defendant has alleged that we and our subsidiaries have violated West Virginia’s Standards for Management of Waste Oil and the West Virginia Surface Coal Mining and Reclamation Act by spilling and disposing of hydrocarbon and other wastes on and in the property and by failing to return the property to its approximate original contour. It also alleges that we or our contractor have improperly disposed of explosive components. This case is tentatively set for trial in May 2005.

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

Certain Trends and Uncertainties

Substantial Leverage - Covenants

As of March 31, 2005, we had outstanding consolidated indebtedness of $982.5 million, representing approximately 47% of our capital employed. Despite making substantial progress in reducing debt, we continue to have significant debt service obligations, and the terms of our credit agreements limit our flexibility and result in a number of limitations on us. We also have significant lease and royalty obligations. Our ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of our indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that we serve as well as financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable us to fund our debt service, lease and royalty payment obligations or our other liquidity needs.

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

•	continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•	expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements;

•	disruption or increases in the cost of transportation services;

•	changes in laws or regulations, including permitting requirements;

•	litigation;

•	work stoppages or other labor difficulties;

•	labor shortages;

•	mine worker vacation schedules and related maintenance activities; and

•	changes in coal market and general economic conditions.

Environmental and Regulatory Factors

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

•	the discharge of materials into the environment;

•	employee health and safety;

•	mine permits and other licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	surface subsidence from underground mining;

•	water pollution;

•	legislatively mandated benefits for current and retired coal miners;

•	air quality standards;

•	protection of wetlands;

•	endangered plant and wildlife protection;

•	limitations on land use;

•	storage of petroleum products and substances that are regarded as hazardous under applicable laws; and

•	management of electrical equipment containing polychlorinated biphenyls, or PCBs.

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

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. In April 2004, the EPA issued final nonattainment designations for the eight-hour ozone standard, and, in December 2004, issued the final nonattainment standard for PM25. States will have to revise their State Implementation Plans to require electric power generators to further reduce nitrogen oxide and particulate matter emissions, particularly in designated nonattainment areas. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

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

New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. Oral argument was heard on this matter in January 2005. In January 2004, the EPA Administrator announced that EPA would be taking new enforcement actions against utilities for violations of the existing New Source Review requirements, and shortly thereafter, EPA issued enforcement notices to several electric utility companies.

In March 2005, the EPA issued (i) the Clean Air Interstate Rule (CAIR), which permanently caps emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in the eastern United States; and (ii) the Clean Air Mercury Rule (CAMR) to permanently cap and reduce mercury emissions from coal-fired power plants. CAIR requires reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia and, when fully implemented in 2015, CAIR will reduce SO2 emissions in these states by over 70 percent and NOx emissions by over 60 percent from 2003 levels. Under the new mercury emissions rule, which takes effect in May 2005, coal-fired power plants have until 2010 to cut mercury emission levels to 38 tons a year from 48 tons. Plants then have until 2018 to bring that level down to 15 tons, a 69 percent reduction. Utility analysts have estimated meeting those goals will cost power generators approximately $50 billion to install the required filtration systems, or “scrubbers,” on their smokestacks. Both rules also provide power plant operators a market-based system (“cap and trade program”) in which plants that exceed federal requirements can sell pollution credits to plant operators who need more time to comply with the stricter rules. The additional costs that may be associated with operating coal-fired power generation facilities due to the implementation of these new rules may render coal a less attractive fuel source.

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

Electric Industry Factors

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

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have an adverse effect on our profitability to the extent it causes our customers to be more cost-sensitive.

In addition, our ability to receive payment for coal sold and delivered depends on the creditworthiness of our customers. In general, the creditworthiness of our customers has deteriorated over the past several years. If such trends continue, our acceptable customer base may be limited.

Terms of Long-Term Coal Supply Contracts

During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 70% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the three months ended March 31, 2005, the weighted average price of coal sold under our long-term contracts was $17.07 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.

Reserve Degradation and Depletion

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We have in the past acquired and will in the future acquire coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in the first quarter of 2007, although we expect to make up the lost production with our planned opening of our Mountain Laurel complex in Logan County, West Virginia which should ramp up to full production in mid-2007. The Mountaineer Mine generated $30.5 million and $26.1 million of our total operating income in the years ended 2004 and 2003, respectively.

Potential Fluctuations in Operating Results - Factors Routinely Affecting Results of Operations

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

Reserves – Title; Leasehold Interests

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

Based on changes in our assumptions, our annual postretirement health and pension benefit costs have increased. If our assumptions relating to these benefits change in the future, our costs could further increase, which would reduce our profitability. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results.

On January 1, 1998, we replaced our existing pension plans with a new cash balance pension plan. The accrued benefits of active participants under the former plans were vested as of that date and the participant’s cash balance account was credited with the present value of the participant’s earned pension benefit, payable at normal retirement age. On February 12, 2004, the United States District Court for the Southern District of Illinois affirmed its earlier ruling that the cash balance formula used in IBM’s conversion to a cash balance plan violated the age discrimination provisions under ERISA. IBM has announced that it will appeal the decision to the Seventh Circuit Court of Appeals. The Illinois District Court’s decision conflicts with the decisions of two other district courts and with proposed regulations for cash balance plans issued by Treasury and the IRS in December 2002. In addition, on February 2, 2004, the Treasury Department proposed legislation that would clarify that cash balance plans do not violate the age discrimination rules that apply to pension plans as long as they treat older workers at least as well as younger workers. The retirement account formula used for our pension plan may not meet the standard ultimately set forth in the IBM Court’s decision. Consequently, the IBM decision may have an impact on our and other companies’ cash balance pension plans. The effect of the IBM decision on our cash balance plan or our financial position has not been determined at this time.

Certain Contractual Arrangements

Our affiliate, Arch Western Resources, LLC, is the owner of our reserves and mining facilities in the Powder River Basin and Western Bituminous regions of the United States. The agreement under which Arch Western was formed provides that a subsidiary of ours, as the managing member of Arch Western, generally has exclusive power and authority to conduct, manage and control the business of Arch Western. However, consent of BP p.l.c., the other member of Arch Western, would generally be required in the event that Arch Western proposes to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time, Arch Western has a debt rating less favorable than specified ratings with Moody’s Investors Service or Standard & Poor’s or fails to meet specified indebtedness and interest ratios.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company’s Annual Meeting of Stockholders was held on April 28, 2005 at the Company’s headquarters at One CityPlace Drive, Suite 300, St. Louis, Missouri.

(b) At such Annual Meeting, the holders of the Company’s common stock elected the following nominees for director for a three year term ending at the 2008 Annual Meeting:

Nominee	Total Votes For	Total Votes Withheld
James R. Boyd	56,814,864	500,798
Douglas H. Hunt	57,230,551	85,116
A. Michael Perry	56,807,679	507,983

The holders of the Company’s common stock elected Patricia F. Godley for director for a one year term ending at the 2006 Annual Meeting

Total Votes For:	57,232,618
Total Votes Withheld:	83,044

The terms of office of the remaining directors continued after the meeting.

In addition, the holders of the Company’s common stock approved Arch Coal’s Incentive Compensation Plan for Executive Officers for purposes of Internal Revenue Code Section 162(m):

For: 55,851,202
Against: 12,469
Abstained: 217,640

ITEM 6. EXHIBITS

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

ARCH COAL, INC.
(Registrant)

Date: May 6, 2005	/s/ John W. Lorson

John W. Lorson
Controller
(Chief Accounting Officer)