Form 10-Q
period 2005-06-30
ARCH COAL INC
filed 2005-08-08
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 1-13105
ARCH COAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0921172 (I.R.S. Employer Identification No.)
One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (314) 994-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
At August 1, 2005, there were 63,777,908 shares of registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$259,382	$323,167
Trade receivables	243,306	180,902
Other receivables	19,674	34,407
Inventories	135,782	119,893
Prepaid royalties	6,913	12,995
Deferred income taxes	24,789	33,933
Other	27,317	25,560

Total current assets	717,163	730,857

Property, plant and equipment, net	2,065,591	2,033,200

Other assets
Prepaid royalties	105,641	87,285
Goodwill	36,132	37,381
Deferred income taxes	252,934	241,226
Other	104,979	126,586

Total other assets	499,686	492,478

Total assets	$3,282,440	$3,256,535

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$162,043	$148,014
Accrued expenses	224,624	217,216
Current portion of debt	5,008	9,824

Total current liabilities	391,675	375,054
Long-term debt	974,045	1,001,323
Accrued postretirement benefits other than pension	395,500	380,424
Asset retirement obligations	182,103	179,965
Accrued workers’ compensation	76,242	82,446
Other noncurrent liabilities	142,090	157,497

Total liabilities	2,161,655	2,176,709

Stockholders’ equity
Preferred stock	29	29
Common stock	643	631
Paid-in capital	1,319,289	1,280,513
Retained deficit	(169,965)	(166,273)
Unearned compensation	(4,508)	(1,830)
Treasury stock, at cost	(5,047)	(5,047)
Accumulated other comprehensive loss	(19,656)	(28,197)

Total stockholders’ equity	1,120,785	1,079,826

Total liabilities and stockholders’ equity	$3,282,440	$3,256,535

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Coal sales	$633,797	$422,778	$1,234,262	$826,268

Costs and expenses
Cost of coal sales	542,073	364,083	1,061,714	712,621
Depreciation, depletion and amortization	52,142	36,080	103,045	72,185
Selling, general and administrative expenses	17,979	11,717	40,255	26,630
Other expenses	12,498	6,853	25,545	12,497

	624,692	418,733	1,230,559	823,933

Other operating income
Income from equity investments	—	5,995	—	9,685
Gain on sale of units of Natural Resource Partners, LP	—	317	—	89,955
Other operating income	12,388	14,513	43,743	29,804

	12,388	20,825	43,743	129,444

Income from operations	21,493	24,870	47,446	131,779

Interest expense, net:
Interest expense	(19,389)	(14,101)	(37,460)	(28,842)
Interest income	1,681	903	3,526	1,613

	(17,708)	(13,198)	(33,934)	(27,229)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,066)	(2,066)	(4,133)	(4,132)
Other non-operating income	455	202	70	373

	(1,611)	(1,864)	(4,063)	(3,759)

Income before income taxes	2,174	9,808	9,449	100,791
(Benefit from) provision for income taxes	(1,300)	(1,300)	(600)	19,700

Net income	3,474	11,108	10,049	81,091

Preferred stock dividends	(1,797)	(1,797)	(3,594)	(3,594)

Net income available to common shareholders	$1,677	$9,311	$6,455	$77,497

Earnings per common share
Basic earnings per common share	$0.03	$0.17	$0.10	$1.43
Diluted earnings per common share	$0.03	$0.17	$0.10	$1.31

Basic weighted average shares outstanding	63,494	54,582	63,140	54,206
Diluted weighted average shares outstanding	64,520	55,550	64,158	62,021

Dividends declared per share	$0.0800	$0.0800	$0.1600	$0.1375

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$10,049	$81,091
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	103,045	72,185
Prepaid royalties expensed	10,687	7,853
Accretion on asset retirement obligations	7,475	5,893
Net gain on disposition of assets	(20,103)	(607)
Gain on sale of units of Natural Resource Partners, LP	—	(89,955)
Income from equity investments	—	(9,685)
Net distributions from equity investments	—	(2,739)
Other nonoperating expense (income)	4,063	3,759
Changes in:
Receivables	(47,371)	(40,495)
Inventories	(15,889)	(13,399)
Accounts payable and accrued expenses	21,521	2,417
Income taxes	2,515	4,729
Accrued postretirement benefits other than pension	15,076	11,625
Asset retirement obligations	(5,338)	(4,542)
Accrued workers’ compensation benefits	(6,204)	95
Federal income tax receipts	14,701	—
Other	34	(8,243)

Cash provided by operating activities	94,261	19,982

Investing activities
Capital expenditures	(139,355)	(69,132)
Proceeds from sale of units of Natural Resource Partners, LP	—	105,365
Proceeds from dispositions of capital assets	20,395	1,010
Additions to prepaid royalties	(22,961)	(22,663)

Cash (used in) provided by investing activities	(141,921)	14,580

Financing activities
Net payments on revolver and lines of credit	(25,000)	—
Net payments on long-term debt	(6,411)	(6,300)
Deferred financing costs	(2,298)	(1,160)
Dividends paid	(13,741)	(11,062)
Proceeds from sale of common stock	31,325	25,719

Cash (used in) provided by financing activities	(16,125)	7,197

(Decrease) increase in cash and cash equivalents	(63,785)	41,759
Cash and cash equivalents, beginning of period	323,167	254,541

Cash and cash equivalents, end of period	$259,382	$296,300

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
Note A – General
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
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
On July 31, 2004, the Company acquired the remaining 35% of Canyon Fuel Company, LLC (“Canyon Fuel”) that it did not already own. See Note C – “Business Combinations” for further discussion. Income from Canyon Fuel through June 30, 2004 is reflected in the Condensed Consolidated Statements of Operations as income from equity investments (see additional discussion in Note E – “Equity Investments”).
Note B – Recent Accounting Pronouncements
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, the coal industry has considered coal uncovered at a surface mining operation but not yet extracted to be coal inventory (pit inventory). This is a change in accounting practice. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005 for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. The Company is evaluating what impact this guidance will have on its consolidated financial statements.
In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies that the term “conditional asset retirement obligation”, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect this guidance to have a material impact on its financial statements.

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
The purchase accounting allocation related to the acquisition has been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to, July 31, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$7,432
Materials and supplies	3,751
Coal inventory	7,434
Other current assets	6,466
Property, plant, equipment and mine development	125,881
Accounts payable and accrued expenses	(10,379)
Coal supply agreements	(33,378)
Other noncurrent assets and liabilities, net	(9,823)

Total purchase price, net of cash received of $11.0 million	$97,384

Amounts allocated to coal supply agreements noted in the table above represent the liability established for the net below-market coal supply agreements to be amortized over the remaining terms of the contracts. The liability is classified as an other noncurrent liability on the accompanying Condensed Consolidated Balance Sheet. The remaining amortization period on these acquired coal supply agreements ranges from one to 42 months.
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
The purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for the periods subsequent to August 20, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$14,233
Materials and supplies	4,161
Coal inventory	4,874
Other current assets	2,200
Property, plant, equipment and mine development	325,194
Coal supply agreements	8,486
Goodwill	36,132
Accounts payable and accrued expenses	(72,326)
Other noncurrent assets and liabilities, net	(14,383)

Total purchase price, net of cash received of $0.4 million	$308,571

Amounts allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The remaining amortization period on these acquired coal supply agreements ranges from six to 18 months.
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
Pro Forma Financial Information
If Triton and Canyon Fuel had been included in the Company’s results of operations during the three months ended June 30, 2004, its unaudited pro forma revenues would have been $537.5 million, unaudited proforma net income available to common shareholders would have been $9.6 million and unaudited proforma basic and diluted earnings per share would have been $0.16 and $0.16, respectively. If Triton and Canyon Fuel had been included in the Company’s results of operations during the six months ended June 30, 2004, its unaudited pro forma revenues would have been $1,034.9 million, unaudited pro forma net income available to common shareholders would have been $69.1 million and unaudited pro forma basic and diluted earnings per share would have been $1.27 and $1.17, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income available to common shareholders, as reported	$1,677	$9,311	$6,455	$77,497
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	753	348	8,617	714
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,774)	(1,679)	(10,644)	(3,512)

Pro forma net income available to common shareholders	$656	$7,980	$4,428	$74,699

Earnings per share:
Basic earnings per share – as reported	.03	.17	.10	1.43
Basic earnings per share – pro forma	.01	.14	.07	1.38
Diluted earnings per share – as reported	.03	.17	.10	1.31
Diluted earnings per share – pro forma	.01	.14	.07	1.26
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for interim and annual periods. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of FAS 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. As such, the

Company intends to adopt FAS 123R on January 1, 2006 using the modified-prospective method. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet determined the impact of adoption on its financial statements.
On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. On March 3, 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock ($7.3 million) and cash ($2.6 million). As such, the Company recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statements of Operations in the first quarter of 2005.
Note E – Equity Investments
As of June 30, 2005, the Company no longer held equity investments. The Company purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. In addition, on March 10, 2004, the Company sold the majority of its interest in Natural Resource Partners, LP (“NRP”). Prior to March 10, 2004, the Company accounted for its investment in NRP on the equity method. Amounts recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Income from equity investments:
Income from investment in Canyon Fuel	$—	$5,995	$—	$7,267
Income from NRP	—	—	—	2,418

Income from equity investments as reported in the Condensed Consolidated Statements of Operations	$—	$5,995	$—	$9,685

Investment in Canyon Fuel
The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Income Statement Information	2005	2004	2005	2004
	(in thousands)
Revenues	$—	$69,325	$—	$122,708
Total costs and expenses	—	61,947	—	114,756

Net income before cumulative effect of accounting change	$—	$7,378	$—	$7,952

65% of Canyon Fuel net income before cumulative effect of accounting change	$—	$4,796	$—	$5,169
Effect of purchase adjustments	—	1,199	—	2,098

Arch Coal’s income from its equity investment in Canyon Fuel	$—	$5,995	$—	$7,267

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
Investment in NRP

During 2004, the Company sold its remaining limited partnership units of NRP in three separate transactions occurring in March, June and October. Specifically during the six months ended June 30, 2004, the Company sold the majority of its remaining limited partnership units of NRP for proceeds of approximately $105.4 million. The sale resulted in a gain of $90.0 million.
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
Components of Net Periodic Benefit Cost
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In thousands)
Service cost	$3,072	$1,876	$1,254	$886
Interest cost	4,454	2,807	7,803	7,399
Expected return on plan assets*	(5,478)	(3,724)	—	—
Other amortization and deferral	1,197	915	6,456	4,407

	$3,245	$1,874	$15,513	$12,692

			Other postretirement
	Pension benefits		benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In thousands)
Service cost	$5,999	$3,915	$2,542	$1,900
Interest cost	6,696	5,607	15,696	14,724
Expected return on plan assets*	(8,245)	(6,974)	—	—
Other amortization and deferral	3,350	2,314	12,533	8,380

	$7,800	$4,862	$30,771	$25,004

*	The Company does not fund its other postretirement liabilities.
Employer Contributions
While the Company did not make any contributions to the pension plan during the six months ended June 30, 2005, it is currently considering a contribution to the plan in 2005 but has not yet made a determination as to the timing and the amount of the potential contribution. The Company has no minimum contribution required.
Note G – Other Comprehensive Income
Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(in thousands)
Net income	$3,474	$11,108	$10,049	$81,091
Other comprehensive income, net of income taxes	3,346	2,616	8,541	5,690

Total comprehensive income	$6,820	$13,724	$18,590	$86,781

Other comprehensive income for the three and six months ended June 30, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income and mark-to-market adjustments related to the Company’s financial derivatives which still qualify as effective hedges.
Note H – Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Coal	$83,158	$76,009
Repair parts and supplies	52,624	43,884

	$135,782	$119,893

Note I – Debt
Debt consists of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Indebtedness to banks under lines of credit	$—	$—
Indebtedness to banks under revolving credit agreement, expiring December 22, 2009	—	25,000
6.75% senior notes ($950.0 million face value) due July 1, 2013	960,930	961,613
Promissory note	16,124	17,523
Other	1,999	7,011

	979,053	1,011,147
Less current portion	5,008	9,824

Long-term debt	$974,045	$1,001,323

On December 22, 2004, the Company entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The credit facility replaced the Company’s existing $350.0 million revolving credit facility. At June 30, 2005, the Company had $103.5 million in letters of credit outstanding, resulting in $596.5 million of unused borrowings under the revolver. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit. As of June 30, 2005, the Company was not restricted by financial covenants.
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

On July 31, 2004, the Company issued a five-year, $22.0 million non-interest bearing note to help fund the Canyon Fuel acquisition. At its issuance, the note was discounted to its present value using a rate of 7.0%. The promissory note is payable in quarterly installments of $1.0 million through July 2008 and $1.5 million from October 2008 through July 2009.
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
Note K – Transactions or Events Affecting Comparability of Reported Results
During the second quarter of 2005, the Company participated in a settlement from its insurance broker related to certain types of commissions previously paid and recognized a gain of $1.0 million. The gain is reflected in other operating income in the Condensed Consolidated Statements of Operations.
During the second quarter of 2005, the Company assigned its rights and obligations to an unused loadout facility to a third party resulting in a gain of $1.7 million. Of the $1.7 million gain recognized, $1.2 million was recorded as an increase to other operating income in the Condensed Consolidated Statements of Operations while $0.5 million was reflected as a reduction in cost of coal sales in the Condensed Consolidated Statements of Operations representing the elimination of the reclamation obligation associated with this facility.
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in the Company being assessed additional taxes. The Company is reviewing the assessment and has recorded a liability of $4.0 million on its books related to the audit. Of the $4.0 million recorded, $2.6 million was recorded in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while $1.4 million, representing interest associated with the assessment, was recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations.
During the first quarter of 2005, the Company assigned its rights and obligations on several parcels of land to a third party resulting in a gain of $9.3 million. The gain is reflected in other operating income in the accompanying Condensed Consolidated Statements of Operations.
During the first quarter of 2005, the Company recognized a gain of $9.5 million resulting from various equipment sales. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. The Company’s share of these costs totals $0.9 million and $2.1 million, respectively, and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.
During the second quarter of 2004, the Company finalized the negotiation of price adjustments on two long-term contracts. These price adjustments are retroactive to January 1, 2004. Adjustments for shipments completed prior to the second quarter of 2004 totaled $1.9 million, which has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations

On June 25, 2003, the Company repaid the $675 million term loan of its Arch Western subsidiary with the proceeds from the offering of $700.0 million in senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending June 30, 2005 and 2004, the Company recognized $2.1 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments. For the six months ending June 30, 2005 and 2004, the Company recognized $4.1 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments.
Note L — Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per common share from continuing operations.

	Three months ended June 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$3,474	63,494	$0.06
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$1,677		$0.03

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	1,026

Diluted EPS:
Diluted income available to common shareholders	$1,677	64,520	$0.03

	Three months ended June 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$11,108	54,582	$0.20
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$9,311		$0.17

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	968

Diluted EPS:
Diluted income available to common shareholders.	$9,311	55,550	$0.17

	Six months ended June 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$10,049	63,140	$0.16
Preferred stock dividends	(3,594)		(0.06)

Basic income available to common shareholders	$6,455		$0.10

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	1,018

Diluted EPS:
Diluted income available to common shareholders.	$6,455	64,158	$0.10

	Six months ended June 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$81,091	54,206	$1.50
Preferred stock dividends	(3,594)		(0.07)

Basic income available to common shareholders	$77,497		$1.43

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	919
Effect of common stock equivalents arising from convertible preferred stock	3,594	6,896

Diluted EPS:
Diluted income available to common shareholders	$81,091	62,021	$1.31

Note M – Guarantees
The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) that mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $14.7 million at June 30, 2005 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.7 million annually through 2015 and $26.0 million in 2016.
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
Note N – Segment Information
The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB), Central Appalachia (CAPP) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 18 underground mines and nine surface mines. The Company’s Western Bituminous operations are located in southern Wyoming, Colorado and Utah and include four underground mines and two surface mines (the surface mines were both placed into reclamation mode in 2004).
Operating segment results for the three and six months ending June 30, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.
Three months ending June 30, 2005

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$179,005	$349,758	$105,034	$—	$633,797
Income (loss) from operations	15,904	(5,050)	26,746	(16,107)	21,493

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Total assets	1,182,995	2,167,927	1,701,858	(1,770,340)	3,282,440
Depreciation, depletion and amortization	25,970	17,192	8,690	290	52,142
Capital expenditures	8,507	58,345	11,541	2,726	81,119
Operating cost per ton	7.38	42.54	14.21	—	—
Three months ending June 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$122,650	$275,687	$24,441	$—	$422,778
Income from equity investments	—	—	5,995	—	5,995
Income (loss) from operations	14,943	9,149	8,936	(8,158)	24,870
Total assets	1,016,134	2,027,485	939,508	(1,484,778)	2,498,349
Equity investments	—	—	158,042	—	158,042
Depreciation, depletion and amortization	16,053	15,735	3,847	445	36,080
Capital expenditures	11,342	21,186	2,319	2,631	37,478
Operating cost per ton	6.07	35.17	15.82	—	—
Six months ending June 30, 2005

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$370,789	$660,730	$202,743	$—	$1,234,262
Income (loss) from operations	43,578	(2,440)	39,106	(32,798)	47,446
Depreciation, depletion and amortization	52,436	33,004	17,020	585	103,045
Capital expenditures	17,001	93,821	24,963	3,573	139,358
Operating cost per ton	6.93	42.48	14.71	—	—
Six months ending June 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$237,456	$534,769	$54,043	$—	$826,268
Income from equity investments	—	—	7,267	2,418	9,685
Income from operations	30,761	19,779	11,457	69,782	131,779
Depreciation, depletion and amortization	31,505	31,866	7,932	882	72,185
Capital expenditures	27,582	34,166	3,029	4,355	69,132
Operating cost per ton	6.00	33.56	16.38	—	—
Reconciliation of segment income from operations to consolidated income before income taxes and cumulative effect of accounting change:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Total segment income from operations	$21,493	$24,870	$47,446	$131,779
Interest expense	(19,389)	(14,101)	(37,460)	(28,842)
Interest income	1,681	903	3,526	1,613
Other non-operating expense	(1,611)	(1,864)	(4,063)	(3,759)

Income before income taxes	$2,174	$9,808	$9,449	$100,791

Note O — Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the classifications in the 2005 financial statements with no effect on previously reported net income or members’ equity.

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
Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:
•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor, transportation and weather related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:
o	Due to the significant amount of our debt, a downturn in economic or industry conditions could materially affect our ability to meet our future financial and liquidity obligations.

o	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

o	Extensive environmental laws and regulations could cause the volume of our sales to decline.

o	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

o	We may not be able to obtain or renew our surety bonds on acceptable terms.

o	Unanticipated mining conditions may cause profitability to fluctuate.

o	Intense competition and excess industry capacity in the coal producing regions has adversely affected our revenues and may continue to do so in the future.

o	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

o	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

o	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

o	An unavailability of coal reserves would cause our profitability to decline.

o	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

o	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

o	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

o	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

o	Changes in our credit ratings could adversely affect our costs and expenses.

o	Some of our agreements impose significant potential indemnification obligations on us.

o	Our expenditures for postretirement medical and pension benefits have increased in recent periods and could further increase in the future.

o	Pending litigation involving third parties may impact our cash balance pension plan and the retirement account formula used in its administration.

o	Any inability to comply with restrictions imposed by our credit facilities and other debt arrangements could result in a default under these agreements.

o	Our estimated financial results may prove to be inaccurate.
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
RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparison of our operating results for the quarter-to-date and year-to-date periods ending June 30, 2005 and 2004 are affected by the following items:

(Dollar amounts in millions)	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Income
Gain on land sales	$—	$—	$9.3	$—
Gain on equipment sales	—	—	9.5	—
Gain on facility sales	1.7	—	1.7	—
Insurance broker settlement	1.0	—	1.0	—
Wyoming severance tax assessment	(4.0)	—	(4.0)	—
Long-term incentive compensation expense	—	—	(9.9)	—

(Dollar amounts in millions)	Quarter ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Gain on sale of NRP units	—	0.3	—	90.0
Severance costs — Skyline Mine	—	(0.9)	—	(2.1)
Contract rate adjustments	—	1.9	—	1.9
Reclamation fee assessment	—	—	—	(1.3)

Net impact on operating income and net interest expense	(1.3)	1.3	7.6	88.5

Other

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2.1)	(2.1)	(4.1)	(4.1)
Reclamation fee assessment – interest portion	—	—	—	(0.2)

Net impact on pre-tax income	$(3.4)	$(0.8)	$3.5	$84.2

Gain from land sales
During the first quarter of 2005, we assigned our rights and obligations on several parcels of land to a third party resulting in a gain of $9.3 million. The gain is reflected in other operating income in the accompanying Condensed Consolidated Statements of Operations.
Gain from equipment sales
During the first quarter of 2005, we recognized a gain of $9.5 million resulting from various equipment sales. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
Gain from facility sales
During the second quarter of 2005, we assigned our rights and obligations to an unused loadout facility to a third party resulting in a gain of $1.7 million. Of the $1.7 million gain recognized, $1.2 million was recorded as an increase to other revenues in the Condensed Consolidated Statements of Operations while $0.5 million was reflected as a reduction in cost of coal sales in the Condensed Consolidated Statements of Operations representing the elimination of the reclamation obligation associated with this facility.
Insurance broker settlement
During the second quarter of 2005, we participated in a settlement from our insurance broker related to certain types of commissions previously paid and recognized a gain of $1.0 million. The gain is reflected in other operating income in the Condensed Consolidated Statements of Operations.
Wyoming severance tax assessment
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in additional taxes being assessed against us. We are reviewing the assessment and have recorded a liability of $4.0 million on our books related to the audit. Of the $4.0 million recognized, $2.6 million was recorded in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while $1.4 million, representing interest associated with the assessment, was recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations.
Long-term incentive compensation expense
During 2004, we granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. During the first quarter of 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock and cash. As such, we recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statements of Operations.

Gain on sale of NRP units
During the six months ended June 30, 2004, we sold the majority of our remaining limited partnership units of Natural Resource Partners, LP (“NRP”) for proceeds of approximately $105.4 million. The sales resulted in a gain of $90.0 million.
Severance costs — Skyline Mine
During the first quarter of 2004, Canyon Fuel, our equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. Our 65% share of these costs totals $0.9 million and $2.1 million (which was prior to our purchase of the remaining 35% interest), respectively, and is reflected in income from equity investments in the accompanying Condensed Consolidated Statements of Operations.
Contract rate adjustments
During the second quarter of 2004, we finalized the negotiation of price adjustments on two long-term contracts. These price adjustments are retroactive to January 1, 2004. Adjustments for shipments prior to the second quarter of 2004 totaled $1.9 million, which has been recorded as other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps
On June 25, 2003, we repaid the $675 million term loan of our Arch Western subsidiary with the proceeds from the offering of $700 million in senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending June 30, 2005 and 2004, we recognized $2.1 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments. For the six months ending June 30, 2005 and 2004, we recognized $4.1 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments.
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
Revenues

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$633,797	$422,778	$211,019	49.9%
Tons sold	34,630	26,424	8,206	31.1%
Coal sales realization per ton sold	$18.30	$16.00	$2.30	14.4%
Tons sold by operating segment

	Tons Sold		% of Total
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(Amounts in thousands)
Powder River Basin	21,995	17,643	63.5%	66.8%
Central Appalachia	7,957	7,334	23.0%	27.8%
Western Bituminous Region	4,678	1,447	13.5%	5.4%

Total operating regions	34,630	26,424	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased volumes and the acquisitions of Triton in the Powder River Basin and the remaining 35% interest in Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004.
Volumes increased dramatically in the Powder River Basin (an increase of 24.7%) and at our Western Bituminous operations (an increase of 223.3%), in addition to an 8.5% increase in volumes in Central Appalachia. Volumes in both the Powder River Basin and the Western Bituminous region benefited from the acquisitions that were completed in the third quarter of 2004. Volumes in Central Appalachia were higher primarily from increased brokered activity.
Per ton realizations increased due primarily to higher contract prices in all three regions. In the Powder River Basin, per ton realization increased 17.1%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Central Appalachia Basin experienced an increase of 16.9%, as both contract and spot market prices were higher than in the second quarter of 2004. Additionally, we received higher sales prices on our metallurgical coal sales in the second quarter of 2005 as compared to the second quarter of 2004. The Western Bituminous region’s per ton realization increased 32.9%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the acquisition of the remaining 35% interest in Canyon Fuel during the third quarter of 2004.
On a consolidated basis, the increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. As reflected in the table above, Central Appalachia volumes (which have the highest average realization) increased slightly while volumes from lower realization regions (the Powder River Basin and Western Bituminous Region) increased dramatically from the prior year’s comparable quarter.
Costs and Expenses

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$542,073	$364,083	$177,990	48.9%
Depreciation, depletion and amortization	52,142	36,080	16,062	44.5%
Selling, general and administrative expenses	17,979	11,717	6,262	53.4%
Other expenses	12,498	6,853	5,645	82.4%

	$624,692	$418,733	$205,959	49.2%

Cost of coal sales. The increase in cost of coal sales is primarily due to the acquisitions of Triton in the Powder River Basin and the remaining 35% interest in Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $32.4 million during the second quarter of 2005 compared to the same period in the prior year.

•	Our Central Appalachia operations incurred higher costs related to additional processing necessary for coal sold in metallurgical markets as well as the difficult geologic conditions adversely affecting our Mingo Logan mine during the second quarter of 2005.

•	The cost of purchased coal increased $49.9 million, reflecting a combination of increased purchase volumes and higher spot market prices that were prevalent during the second quarter of 2005 compared to the same period in 2004. During the second quarter of 2005, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets.

•	Repairs and maintenance costs increased $17.7 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $8.3 million, $3.8 million and $2.3 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $11.0 million due partially to increased steel prices during the current quarter compared to the prior year’s comparable quarter.
Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the acquisitions made during the third quarter of 2004.
Regional Analysis:
Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs and sales contract amortization) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$7.38	$6.07	$1.31	21.6%
Central Appalachia	$42.54	$35.17	$7.37	21.0%
Western Bituminous Region	$14.21	$15.82	$(1.61)	(10.2)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to higher diesel fuel costs ($0.12 per ton), higher repairs and maintenance costs ($0.20 per ton) and increased production taxes (including the $2.6 million severance tax accrual discussed above) and coal royalties ($0.45 per ton). Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.
Central Appalachia — Operating cost per ton increased due to increased costs for coal purchases ($5.38 per ton), increased costs for operating supplies ($0.20 per ton), increased diesel fuel ($0.44 per ton) and production taxes and coal royalties ($0.41 per ton) as well as the increased preparation costs for metallurgical coal discussed above. Additionally, the performance of our Mingo Logan mine has been adversely affected by difficult geological conditions, resulting in higher costs associated with these challenges.
Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the acquisition of the remaining 35% of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk Mine.
Selling, general and administrative expenses. Selling, general and administrative expenses increased during the current quarter due primarily to increased legal and professional fees and higher expenses resulting from amounts expected to be earned under our annual incentive plans.
Other Operating Income

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investments	$—	$5,995	$(5,995)	(100.0)%
Gain on sale of units of NRP	—	317	(317)	(100.0)%
Other operating income	12,388	14,513	(2,125)	(14.6)%

	$12,388	$20,825	$(8,437)	(40.5)%

Other operating income. The decrease in other operating income is primarily due to the elimination of administrative fees from Canyon Fuel subsequent to our acquisition of the remaining 35% interest of this entity during the third quarter of 2004. These decreases were partially offset by the previously discussed settlement from an insurance broker resulting in a gain of $1.0 million and the gain on the sale of the facility of which $1.2 million was recorded in this quarter in other operating income.
Interest Expense, Net

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(19,389)	$(14,101)	$(5,288)	(37.5)%
Interest income	1,681	903	778	86.2%

	$(17,708)	$(13,198)	$(4,510)	(34.2)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings during the second quarter of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming described above during the second quarter of 2005.
Interest Income. The increase in interest income results primarily from interest on short-term investments.

Other Non-operating Income and Expense

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(2,066)	$(2,066)	$—	N/A
Other non-operating income	455	202	253	125.2%

	$(1,611)	$(1,864)	$253	13.6%

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended June 30, 2005 and 2004 include expenses of $2.1 million for both periods, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
Income taxes

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income tax provision	$1,300	$1,300	$—	N/A

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,234,262	$826,268	$407,994	49.4%
Tons sold	71,657	52,269	19,388	37.1%
Coal sales realization per ton sold	$17.22	$15.81	$1.41	8.9%
Tons sold by operating segment

	Tons Sold		% of Total
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(Amounts in thousands)
Powder River Basin	47,046	34,223	65.7%	65.5%
Central Appalachia	15,134	14,855	21.1%	28.4%
Western Bituminous Region	9,477	3,191	13.2%	6.1%

Total operating regions	71,657	52,269	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased volumes and the acquisitions of Triton in the Powder River Basin and the remaining 35% interest in Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004.
Volumes increased dramatically during the first half of the year in 2005 compared to the same period in 2004 in the Powder River Basin (an increase of 37.5%) and at our Western Bituminous operations (an increase of 197.0%). Volumes in Central Appalachia increased by 1.9% compared to the same period in the prior year. Volumes in both the Powder River Basin and the Western Bituminous region benefited from the acquisitions that were completed in the third quarter of 2004.
Per ton realizations increased due primarily to higher contract prices in all three regions. In the Powder River Basin, per ton realization increased 13.6%, as a result of increased base pricing and above-market pricing on certain contracts acquired in the Triton acquisition as well as higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Central Appalachia Basin experienced an increase of 21.3%, as both contract and spot market prices were higher than in the first half of 2004. Additionally, we received higher sales prices on our metallurgical coal sales in the first half of 2005 as compared to the first half of 2004. The Western Bituminous region’s per ton realization increased 26.3%. In addition to higher contract pricing, per ton realizations in the Western Bituminous Basin were also affected by the acquisition of the remaining 35% interest in Canyon Fuel during the third quarter of 2004.
On a consolidated basis, the increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. As reflected in the table above, Central Appalachia volumes (which have the highest average realization) increased slightly in the first half of 2005 while volumes from lower realization regions (the Powder River Basin and Western Bituminous Region) increased substantially from the prior year’s comparable period.
Costs and Expenses

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$1,061,714	$712,621	$349,093	49.0%
Depreciation, depletion and amortization	103,045	72,185	30,860	42.8%
Selling, general and administrative expenses	40,255	26,630	13,625	51.2%
Other expenses	25,545	12,497	13,048	104.4%

	$1,230,559	$823,933	$406,626	49.4%

Cost of coal sales. The increase in cost of coal sales is primarily due to the acquisitions of Triton in the Powder River Basin and the remaining 35% interest in Canyon Fuel in the Western bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $61.7 million during the first half of 2005 compared to the first half of 2004.

•	Our Central Appalachia operations incurred higher costs related to additional processing necessary for coal sold in metallurgical markets as well as the difficult geological conditions adversely affecting our Mingo Logan mine during the first half of 2005.

•	The cost of purchased coal increased $88.2 million, reflecting a combination of increased purchase volumes and higher spot market prices that were prevalent during the first half of 2005 compared to the same period in 2004. During the first half of 2005, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets.

•	Repairs and maintenance costs increased $32.1 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $17.9 million, $6.1 million and $5.1 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $24.2 million due partially to increased steel prices during the first half of 2005 compared to the same period in the prior year.
Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the acquisitions made during the third quarter of 2004.
Regional Analysis:

Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs and sales contract amortization) and all depreciation, depletion and amortization attributable to mining operations.

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$6.93	$6.00	$0.93	15.5%
Central Appalachia	$42.48	$33.56	$8.92	26.6%
Western Bituminous Region	$14.71	$16.38	$(1.67)	(10.2)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased cost of purchased coal ($0.16 per ton), higher diesel fuel costs ($0.13 per ton), higher repairs and maintenance costs ($0.15 per ton) and increased production taxes (including the $2.6 million severance tax accrual discussed above) and coal royalties ($0.23 per ton). Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.
Central Appalachia — Operating cost per ton increased due to increased costs for coal purchases ($5.06 per ton), increased costs for operating supplies ($0.45 per ton), increased diesel fuel ($0.53 per ton) and production taxes and coal royalties ($0.54 per ton) as well as the increased preparation costs for metallurgical coal discussed above. Additionally, the performance of our Mingo Logan mine has been adversely affected by difficult geological conditions, resulting in higher costs associated with these challenges.
Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the acquisition of the remaining 35% of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk Mine.
Selling, general and administrative expenses. Selling, general and administrative expenses increased during the period due primarily to $9.5 million of expense that was recognized in the first quarter of 2005 for the performance-contingent phantom stock award that was paid to certain employees in March 2005. In addition, costs increased during the first half of 2005 due primarily to increased legal and professional fees and higher expenses resulting from amounts expected to be earned under our annual incentive plans.
Other Operating Income

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investments	$—	$9,685	$(9,685)	(100.0)%
Gain on sale of units of NRP	—	89,955	(89,955)	(100.0)%
Other operating income	43,743	29,804	13,939	46.8%

	$43,743	$129,444	$(85,701)	(66.2)%

Other operating income. The increase in other operating income is primarily due to a $9.3 million gain resulting from land sales, a gain on the sale of a facility of which $1.2 million was recorded in other operating income, a $9.5 million gain resulting from various equipment sales and the settlement from an insurance broker resulting in a gain of $1.0 million during the first half of 2005. This was partially offset by the elimination of administrative fees from Canyon Fuel subsequent to our acquisition of the remaining 35% interest during the third quarter of 2004 and reduced book-out income of $1.5 million compared to the comparable period in the prior year.
Interest Expense, Net

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(37,460)	$(28,842)	$(8,618)	(29.9)%
Interest income	3,526	1,613	1,913	118.6%

	$(33,934)	$(27,229)	$(6,705)	(24.6)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the first six months of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming described above during the first half of 2005.

Interest Income. The increase in interest income results primarily from interest on short-term investments.

Other Non-operating Income and Expense

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(4,133)	$(4,132)	$(1)	0.0%
Other non-operating income	70	373	(303)	(81.2)%

	$(4,063)	$(3,759)	$(304)	(8.1)%

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the six months ended June 30, 2005 and 2004 include expenses of $4.1 million for both periods related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
Income taxes

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income tax provision	$(600)	$19,700	$(20,300)	(103.0)%
The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the income tax provision in the first half of 2005 as compared to that recorded in the first half of 2004 is primarily the result of not having the taxable income from the sale of the NRP units as we had in the first quarter of 2004.
DISCLOSURE CONTROLS AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
RECENT DEVELOPMENTS
OUTLOOK
Railroad Transportation Disruptions. During 2004 and again in the first half of 2005, rail service disruptions resulted in missed shipments in all of our operating regions. In the second quarter of 2005, the rail disruptions were most pronounced in the Powder River Basin of Wyoming, where shipments from our Black Thunder mine were reduced by a total of 3.8 million tons and production was curtailed by approximately two million tons. In total, poor rail performance reduced our financial results by an estimated $0.35 per share for the quarter.
The major maintenance repair work currently underway on the joint line rail system in the Powder River Basin is expected to negatively impact shipments from the region through the end of 2005. We expect gradual improvement in rail service in other regions as well.
Mingo Logan Operations. During the latter part of 2004 and the first half of 2005, our Mingo Logan mine in West Virginia was adversely affected by a combination of difficult geologic conditions in its previous longwall panel, a major longwall move and a slow startup of the new longwall panel after the move. The start-up process was impaired principally by a greater-than-expected influx of water, which in turn resulted in a series of equipment-related difficulties at the mine. These issues reduced operating income at the Mingo Logan mine by $25.0 million during the first two quarters of 2005 compared to anticipated results. These operational challenges have been addressed and we expect the mine’s recent improved performance to continue over the remainder of 2005.

Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $7.7 million in 2005 ($4.1 million was recognized in the first half of 2005); $4.8 million in 2006; and $1.9 million in 2007.
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
LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2005 and 2004:

	2005	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$94,261	$19,982
Investing activities	(141,921)	14,580
Financing activities	(16,125)	7,197
Cash provided by operating activities increased in the six months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of improved performance at our operations in addition to a decreased investment in working capital. While trade accounts receivable represented the largest use of funds, increasing by more than $45 million in the first half of 2005 compared to an increase of $40 million in the first half of 2004, it was offset by an increase in accounts payable and accrued expenses of more than $22 million in the first half of 2005 compared to a relatively flat change in the prior year’s comparable period. In addition, we received $14.7 million during the second quarter of 2005 related to payment of receivables for settled audit years from the Internal Revenue Service.
Cash used in investing activities in the first half of 2005 reflects capital expenditures and advance royalty payments of $139.4 million and $23.0 million, respectively, offset partially by proceeds from the sales of land and equipment of $20.4 million. Cash provided by investing activities in the first half of 2004 reflects proceeds of $105.4 million from the sale of NRP units. Capital expenditures and advance royalty payments were $69.1 million and $22.7 million, respectively.
Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will range from $400 to $420 million in total for 2005. This estimate includes capital expenditures related to development work at certain of our mining operations, including the Mountain Laurel complex in West Virginia and the North Lease mine at the Skyline complex in Utah. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash, existing credit facilities and cash generated from operations.
Cash used in financing activities during the six months ended June 30, 2005 consists primarily of net payments on our revolving credit facility of $25.0 million, net payments on our long-term debt of $6.4 million and dividend payments of $13.7 million, offset partially by $31.3 million in proceeds from the issuance of common stock under our employee stock incentive plan. Cash provided by financing activities during the six months ended June 30, 2004 consists primarily of $25.7 million in proceeds from the issuance of common stock under our employee stock incentive plan, offset by payments on long-term debt of $6.3 million and dividend payments of $11.1 million.
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
On December 22, 2004, we entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The credit facility is secured by substantially all of our assets as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western and its subsidiaries. The credit facility replaced our existing $350.0 million revolving credit facility. At June 30, 2005, we had $103.5 million in letters of credit outstanding, resulting in $596.5 million of unused borrowings under the revolver. At June 30, 2005, financial covenant requirements do not restrict the amount of unused capacity available to us for borrowing and letters of credit.
Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined) at the end of any calendar quarter to EBITDA (as defined) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at June 30, 2005.
We periodically establish uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At June 30, 2005, there were $20.0 million of such agreements in effect, of which none were outstanding.
We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2005, substantially all of our outstanding debt bore interest at fixed rates.
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
At June 30, 2005, our net interest rate swap position is as follows:

•	Swaps with a notional value of $25.0 million, which are designated as hedges of future interest payments to be made under our revolving credit facility. Under these swaps, we pay a fixed rate of 5.96% (before the credit spread over LIBOR) and receive a variable rate based upon 30-day LIBOR. The remaining term of the swap agreements at June 30, 2005 was 24 months.

During the first quarter of 2005, though, the revolving credit facility was paid down leaving the underlying interest rate swap ineffective. As such, this position was terminated in July 2005 for a payment of $0.9 million. The ineffectiveness for the quarter and six months ending June 30, 2005 amounted to $0.3 million and $1.0 million, respectively, and is recorded in other non operating expense in the accompanying Consolidated Statements of Operations.

•	Swaps with a total notional value of $500.0 million consisting of offsetting positions of $250.0 million each. Because of the offsetting nature of these positions, we are not exposed to significant market interest rate risk related to these swaps. Under these swaps, we pay a weighted average fixed rate 5.72% on $250.0 million of notional value and receive a weighted average fixed rate of 2.71% on $250.0 million of notional value. The remaining terms of these swap agreements at June 30, 2005 ranged from 2 to 25 months.
As of June 30, 2005, the fair value of our net interest rate swap position was a liability of $7.1 million. This liability is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets.
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
At June 30, 2005, our debt portfolio primarily consisted of fixed rate debt. A change in interest rates on our fixed rate debt impacts our net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at June 30, 2005, with all other variables held constant. A 100-basis point increase in market interest rates would result in a $55.9 million decrease in the fair value of our fixed rate debt at June 30, 2005.
With respect to our SO2 emission allowance put option and swap positions, as well as our heating oil swap positions, a change in price of the underlying products impacts our net financial instrument position. At June 30, 2005, a $50 decrease in the price of SO2 emission allowances would result in a $1.5 million increase in the fair value of the financial position of our SO2 emission allowance put option and swap agreements. At June 30, 2005, a $.05 per gallon increase in the price of heating oil would result in a $1.0 million increase in the fair value of the financial position of our heating oil swap agreements.
With respect to our interest rate swap positions noted above, a change in interest rates impacts our net financial instrument position. A 100-basis point increase in market interest rates would result in a $0.7 million decrease in the fair value of our liability under our interest rate swap positions at June 30, 2005.

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
Three permits issued at two of the Company’s operating subsidiaries were affected by the Court’s July 8 order. Although the two operating subsidiaries were prohibited from constructing the fills previously authorized, the Court’s order does allow them to permit the fill construction using the mechanism of an individual section 404 Clean Water Act permit. We do not believe that obtaining an individual permit will adversely impact either of the operating subsidiaries.
The Corps and several intervening trade associations, of which we are a member of three, filed an appeal with the U.S. Court of Appeals for the Fourth Circuit in this matter on September 16, 2004. The matter has been briefed, and the Fourth Circuit has indicated that the case will likely be argued in September 2005.
West Virginia Flooding Litigation. We and three of our subsidiaries have been named, among others, in nineteen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 2,100 plaintiffs who are seeking to recover from more than 160 defendants for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-seven other flood damages cases not involving our subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which certified certain legal issues back to the West Virginia Supreme Court. The West Virginia Supreme Court responded to the questions certified, and discovery is underway.
While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.
Ark Land Company v. Crown Industries. In response to a declaratory judgment action filed by Ark Land Company, a subsidiary of ours, in Mingo County, West Virginia against Crown Industries involving the interpretation of a severance deed under which Ark Land controls the coal and mining rights on property in Mingo County, West Virginia, Crown Industries filed a counterclaim against Ark Land and a third party complaint against us and two of our other subsidiaries seeking damages for trespass, nuisance and property damage arising out of the exercise of rights under the severance deed on the property by our subsidiaries. The defendant has alleged that our subsidiaries have insufficient rights to haul certain foreign coals across the property without payment of certain wheelage or other fees to the defendant. In addition, the defendant has alleged that we and our subsidiaries have violated West Virginia’s Standards for Management of Waste Oil and the West Virginia Surface Coal Mining and Reclamation Act by spilling and disposing of hydrocarbon and other wastes on and in the property and by failing to return the property to its approximate original contour. It also alleges that we or our contractor have improperly disposed of explosive components. This case is tentatively set for trial in August 2005.
While the outcome of this litigation is subject to uncertainties, based on our evaluation of the issues and the potential impact on it, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations.
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
Certain Trends and Uncertainties
Substantial Leverage — Covenants
As of June 30, 2005, we had outstanding consolidated indebtedness of $979.1 million, representing approximately 47% of our capital employed. Despite making substantial progress in reducing debt, we continue to have significant debt service obligations, and the terms of our credit agreements limit our flexibility and result in a number of limitations on us. We also have significant lease and royalty obligations. Our ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of our indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that we serve as well as financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable us to fund our debt service, lease and royalty payment obligations or our other liquidity needs.
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
Any material downgrade in our credit ratings could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions.
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
The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards. EPA has promulgated ambient air quality standards for a number of air pollutants, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone, which are associated with the combustion of coal. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone, which may require significant expenditures for additional emissions control equipment needed to meet the current national ambient air standard for ozone.. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead.
In July 1997, the EPA adopted more stringent ambient air quality standards for ozone and fine particulate matter (PM2.5, which can be formed in the air from gaseous emissions of sulfur dioxide and nitrogen oxides – both of which are associated with coal combustion). In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. In April 2004, the EPA issued final nonattainment designations for the eight-hour ozone standard, and, in December 2004, issued the final nonattainment standard for PM2.5. States will have to revise their State Implementation Plans to require electric power generators to further reduce nitrogen oxide and particulate matter emissions, particularly in designated nonattainment areas. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.
The EPA has also initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks, particularly those located in the southwest and southeast United States. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In June 2005 EPA finalized amendments to the regional haze rules which will require certain existing coal-fired power plants to install Best Available Retrofit Technology (BART) limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants and BART requirements on existing coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.
New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In July 2004 EPA granted a petition to reconsider the legal basis for the routine maintenance provisions and the litigation was suspended while the rule was bing reconsidered. In June 2005 EPA issued its final response, which does not change the rule. In light of EPA’s final action the litigation may proceed.
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
In March 2005, the EPA issued two new rules that will impact coal-fired power plants. These are (i) the Clean Air Interstate Rule (CAIR), which permanently caps emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in the eastern United States; and (ii) the Clean Air Mercury Rule (CAMR) to permanently cap and reduce mercury emissions from coal-fired power plants. Both rules provide power plant operators a market-based system (“cap and trade program”) in which plants that exceed federal requirements can sell pollution credits to plant operators who need more time to comply with the stricter rules. CAIR requires reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia and, when fully implemented in 2015, CAIR will reduce SO2 emissions in these states by over 70 percent and NOx emissions by over 60 percent from 2003 levels. Under the new mercury emissions rule, mercury emissions from coal-fired power plants will not be regulated as a Hazardous Air Pollutant, which would require installation of Maximum Available Control Technology (MACT). Instead, using the cap and trade system, these plants will have until 2010 to cut mercury emission levels to 38 tons a year from 48 tons and until 2018 to bring that level down to 15 tons, a 69 percent reduction. Utility analysts have estimated meeting the goals for SO2 and NOx will cost power generators approximately $50 billion to install the required filtration systems, or “scrubbers,” on their smokestacks, but these controls are expected to also reduce the mercury emissions to the targeted levels. Both the CAIR and the CAMR are the subject of ongoing litigation challenging key provisions, and in the case of the CAMR, there is an effort in Congress to overturn the rule in favor of the MACT approach. If CAIR and CAMR survive the legal challenges, or if a MACT requirement is imposed for mercury emissions, the additional costs that may be associated with operating coal-fired power generation facilities due to the implementation of these new rules may render coal a less attractive fuel source.
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
Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions and the Bush Administration has withdrawn support for this treaty. Nonetheless, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, or pursuant to laws and regulations enacted by various states. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel.
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
Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner that restricts our ability to conduct our mining operations or to do so profitably.
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
Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, under some circumstances, criminal sanctions may be imposed for failure to comply with these laws.
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
Terms of Long-Term Coal Supply Contracts
During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 70% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the six months ended June 30, 2005, the weighted average price of coal sold under our long-term contracts was $17.85 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.
Reserve Degradation and Depletion
Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We have in the past acquired and will in the future acquire coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in the first quarter of 2007, although we expect to make up the lost production with our planned opening of our Mountain Laurel complex in Logan County, West Virginia, which should ramp up to full production in mid-2007. The Mountaineer Mine generated $30.5 million and $26.1 million of our total operating income in the years ended 2004 and 2003, respectively.
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

Transportation
The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption or insufficient availability of these transportation services could temporarily impair our ability to supply coal to customers and thus adversely affect our business and the results of our operations. As described in the “Management’s Discussion and Analysis of Financial Condition-Outlook” section of this Form 10-Q, we have experienced significant disruptions in rail service in two of the regions in which we operate in the past few months. In addition, increases in transportation costs associated with our coal, or increases in our transportation costs relative to transportation costs for coal produced by our competitors or of other fuels, could adversely affect our business and results of operations.
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
On January 1, 1998, we replaced our existing pension plans with a new cash balance pension plan. The accrued benefits of active participants under the former plans were vested as of that date and the participant’s cash balance account was credited with the present value of the participant’s earned pension benefit, payable at normal retirement age. On February 12, 2004, in an unrelated case involving International Business Machines Corporation (“IBM”), the United States District Court for the Southern District of Illinois affirmed its earlier ruling that the cash balance formula used in IBM’s conversion to a cash balance plan violated the age discrimination provisions under ERISA. IBM has announced that it will appeal the decision to the Seventh Circuit Court of Appeals. The Illinois District Court’s decision conflicts with the decisions of two other district courts and with proposed regulations for cash balance plans issued by Treasury and the IRS in December 2002. In addition, on February 2, 2004, the Treasury Department proposed legislation that would clarify that cash balance plans do not violate the age discrimination rules that apply to pension plans as long as they treat older workers at least as well as younger workers. The retirement account formula used for our pension plan may not meet the standard ultimately set forth in the IBM Court’s decision. Consequently, the IBM decision may have an impact on our and other companies’ cash balance pension plans. The effect of the IBM decision on our cash balance plan or our financial position has not been determined at this time.
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
In connection with our June 1, 1998 acquisition of Atlantic Richfield Company’s (“ARCO”) coal operations, we entered into an agreement under which we agreed to indemnify ARCO against specified tax liabilities in the event that these liabilities arise as a result of certain actions taken prior to June 1, 2013, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western, or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. ARCO was acquired by BP p.l.c. in 2000. Depending on the time at which any such indemnification obligation was to arise, it could impact our profitability for the period in which it arises.
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
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

ARCH COAL, INC.
(Registrant)

Date: August 5, 2005	/s/ John W. Lorson

John W. Lorson
Controller
(Chief Accounting Officer)