Form 10-Q
period 2005-09-30
ARCH COAL INC
filed 2005-11-09
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (314) 994-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 8, 2005, there were 64,688,882 shares of registrant’s common stock outstanding.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 2. Changes in Securities, Use of Proceeds and Issues Purchasers of Equity Securities	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42
Master Contribution Agreement
Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$227,428	$323,167
Trade receivables	252,031	180,902
Other receivables	30,377	34,407
Inventories	142,012	119,893
Prepaid royalties	8,341	12,995
Deferred income taxes	9,778	33,933
Other	24,512	25,560

Total current assets	694,479	730,857

Property, plant and equipment, net	2,117,463	2,033,200
Other assets
Prepaid royalties	103,741	87,285
Goodwill	40,032	37,381
Deferred income taxes	273,237	241,226
Other	116,950	126,586

Total other assets	533,960	492,478

Total assets	$3,345,902	$3,256,535

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$183,526	$148,014
Accrued expenses	213,009	217,216
Current portion of debt	3,124	9,824

Total current liabilities	399,659	375,054

Long-term debt	972,875	1,001,323
Accrued postretirement benefits other than pension	402,073	380,424
Asset retirement obligations	184,538	179,965
Accrued workers’ compensation	74,698	82,446
Other noncurrent liabilities	144,055	157,497

Total liabilities	2,177,898	2,176,709

Stockholders’ equity
Preferred stock	29	29
Common stock	647	631
Paid-in capital	1,343,082	1,280,513
Retained deficit	(157,979)	(166,273)
Unearned compensation	(3,140)	(1,830)
Treasury stock, at cost	(1,190)	(5,047)
Accumulated other comprehensive loss	(13,445)	(28,197)

Total stockholders’ equity	1,168,004	1,079,826

Total liabilities and stockholders’ equity	$3,345,902	$3,256,535

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Coal sales	$654,716	$527,776	$1,888,978	$1,354,043
Costs and expenses
Cost of coal sales	546,725	448,638	1,608,439	1,161,259
Depreciation, depletion and amortization	57,842	43,491	160,887	115,677
Selling, general and administrative expenses	20,285	12,729	60,540	39,358
Other operating expenses	15,150	13,746	40,695	26,243

	640,002	518,604	1,870,561	1,342,537

Other operating income
Income from equity investments	—	1,143	—	10,828
Gain on sale of units of Natural Resource Partners, LP	—	289	—	90,244
Other operating income	19,463	15,731	63,206	45,535

	19,463	17,163	63,206	146,607

Income from operations	34,177	26,335	81,623	158,113

Interest expense, net:
Interest expense	(17,994)	(16,220)	(55,454)	(45,062)
Interest income	2,109	1,110	5,635	2,723

	(15,885)	(15,110)	(49,819)	(42,339)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,949)	(2,066)	(6,082)	(6,199)
Other	(1,567)	461	(1,497)	835

	(3,516)	(1,605)	(7,579)	(5,364)

Income before income taxes	14,776	9,620	24,225	110,410
(Benefit from) provision for income taxes	(4,150)	(1,155)	(4,750)	18,545

Net income	18,926	10,775	28,975	91,865

Preferred stock dividends	(1,797)	(1,797)	(5,391)	(5,391)

Net income available to common shareholders	$17,129	$8,978	$23,584	$86,474

Earnings per common share
Basic earnings per common share	$0.27	$0.16	$0.37	$1.59
Diluted earnings per common share	$0.26	$0.16	$0.37	$1.48

Basic weighted average shares outstanding	63,858	54,874	63,382	54,431
Diluted weighted average shares outstanding	64,791	55,838	64,371	62,262

Dividends declared per share	$0.0800	$0.0800	$0.2400	$0.2175

See notes to condensed consolidated financial statements.

ARCH COAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months Ended
	September 30,
	2005	2004
Operating activities
Net income	$28,975	$91,865
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	160,887	115,677
Prepaid royalties expensed	12,143	10,923
Accretion on asset retirement obligations	11,392	9,198
Net gain on disposition of assets	(29,882)	(748)
Gain on sale of units of Natural Resource Partners, LP	—	(90,244)
Net distributions from equity investments	—	(10,828)
Income from equity investments	—	17,678
Other nonoperating expense	7,579	5,364
Changes in:
Receivables	(66,799)	(73,997)
Inventories	(22,119)	(5,324)
Accounts payable and accrued expenses	30,965	(19,889)
Income taxes	(1,511)	(860)
Accrued postretirement benefits other than pension	21,649	13,950
Asset retirement obligations	(6,819)	(7,525)
Accrued workers’ compensation benefits	(7,748)	(1,030)
Federal income tax receipts	14,701	—
Other	9,615	(14,404)

Cash provided by operating activities	163,028	39,806

Investing activities
Payments for acquisitions, net of cash acquired	—	(381,905)
Capital expenditures	(248,906)	(243,566)
Proceeds from sale of units of Natural Resource Partners, LP	—	105,365
Proceeds from dispositions of capital assets	30,183	1,279
Additions to prepaid royalties	(23,945)	(27,171)

Cash used in investing activities	(242,668)	(545,998)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	(25,000)	250,426
Net payments on long-term debt	(9,125)	(6,300)
Deferred financing costs	(2,631)	(1,160)
Dividends paid	(20,681)	(17,249)
Proceeds from issuance of common stock	41,338	30,732

Cash provided by (used in) financing activities	(16,099)	256,449

Decrease in cash and cash equivalents	(95,739)	(249,743)
Cash and cash equivalents, beginning of period	323,167	254,541

Cash and cash equivalents, end of period	$227,428	$4,798

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
Note A – General
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
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
Note B – Recent Accounting Pronouncements
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, the Company has associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and has classified tons uncovered but not yet extracted as coal inventory (pit inventory). Pit inventory, reported as coal inventory in Note H, was $38.3 million at September 30, 2005. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005 for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. The Company expects to adopt the change as of January 1, 2006.
Note C – Business Combinations
Canyon Fuel 35% Acquisition
On July 31, 2004, the Company purchased the 35% interest in Canyon Fuel that it did not own from ITOCHU Corporation. The purchase price, including related costs and fees, of $112.2 million was funded with cash of $90.2 million and a five-year, $22.0 million non-interest bearing note. Net of cash acquired, the fair value of the transaction totaled $97.4 million. The Company owns substantially all of the ownership interests of Canyon Fuel and consolidates Canyon Fuel in its financial statements. Prior to July 31, 2004, the investment in Canyon Fuel was accounted for on the equity method. The results of operations of the Canyon Fuel mines are included in the Company’s Western Bituminous segment.

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

Amounts allocated to coal supply agreements noted in the table above represent the liability established for the net below-market coal supply agreements to be amortized over the remaining terms of the contracts. The liability is classified as an other noncurrent liability on the accompanying Condensed Consolidated Balance Sheet. The remaining amortization period on these acquired coal supply agreements ranges from three to 39 months.
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
The purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for the periods subsequent to August 20, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$14,233
Materials and supplies	4,161
Coal inventory	4,875
Other current assets	2,200
Property, plant, equipment and mine development	325,194
Coal supply agreements	8,486
Goodwill	40,032
Accounts payable and accrued expenses	(72,326)
Other noncurrent assets and liabilities, net	(22,135)

Total purchase price, net of cash received of $0.4 million	$304,720

Amounts allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The remaining amortization period on these acquired coal supply agreements ranges from three to 15 months.
Pro Forma Financial Information
If Triton and Canyon Fuel had been included in the Company’s results of operations during the three months ended September 30, 2004, its unaudited pro forma revenues would have been $570.9 million, unaudited pro forma net income available to common shareholders would have been $2.4 million and unaudited pro forma basic and diluted earnings per share would both have been $0.04. If Triton and Canyon Fuel had been included in the Company’s results of operations during the nine months ended September 30, 2004, its unaudited pro forma revenues would have been $1,605.8 million, unaudited pro forma net income available to common shareholders would have been

$73.6 million and unaudited pro forma basic and diluted earnings per share would have been $1.35 and $1.18, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income available to common shareholders, as reported	$17,129	$8,978	$23,584	$86,474
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	101	495	8,718	1,342
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,122)	(1,829)	(11,767)	(5,474)

Pro forma net income available to common shareholders	$16,108	$7,644	$20,535	$82,342

Earnings per share:
Basic earnings per share — as reported	0.27	0.16	0.37	1.59
Basic earnings per share — pro forma	0.25	0.14	0.32	1.51
Diluted earnings per share — as reported	0.26	0.16	0.37	1.48
Diluted earnings per share — pro forma	0.25	0.14	0.32	1.41
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for interim and annual periods. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of FAS 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. As such, the Company intends to adopt FAS 123R on January 1, 2006 using the modified-prospective method. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company does not expect a material impact on its results of operations after the date of adoption.
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
In the third quarter 2005, the Company’s Board of Directors approved a performance-contingent phantom stock plan for 11 of its executives. The plan allows for participants to earn up to 252,600 units to be paid out in both cash and stock upon simultaneous attainment of certain levels of stock price and EBITDA, as defined by the company. No expense related to this grant has been recognized as the Company is unable to assess the probability of achieving the performance and market targets under APB25. The Company is continuing to determine the pro forma impact under FAS 123R, however, does not believe such impact will be material.
Note E – Equity Investments
At September 30, 2005, the Company no longer held equity investments. The Company purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. In addition, on March 10, 2004, the Company sold the majority of its interest in Natural Resource Partners, LP (“NRP”). Prior to March 10, 2004, the Company accounted for its investment in NRP on the equity method. Amounts recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Income from equity investments:

Income from investment in Canyon Fuel	$—	$1,143	$—	$8,410
Income from NRP	—	—	—	2,418

Income from equity investments as reported in the Condensed Consolidated Statements of Operations	$—	$1,143	$—	$10,828

Investment in Canyon Fuel
The following table presents unaudited summarized financial information for Canyon Fuel:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Income Statement Information	2005	2004	2005	2004
	(in thousands)
Revenues	$—	$20,186	$—	$142,893
Total costs and expenses	—	18,791	—	133,546

Net income before cumulative effect of accounting change	$—	$1,395	$—	$9,347

65% of Canyon Fuel net income before cumulative effect of accounting change	$—	$906	$—	$6,075
Effect of purchase adjustments	—	237	—	2,335

Arch Coal’s income from its equity investment in Canyon Fuel	$—	$1,143	$—	$8,410

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
Investment in NRP
During 2004, the Company sold its remaining limited partnership units of NRP in three separate transactions occurring in March, June and October. Specifically during the nine months ended September 30, 2004, the Company sold the majority of its remaining limited partnership units of NRP for proceeds of approximately $105.4 million. The sale resulted in a gain of $90.2 million.
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
Components of Net Periodic Benefit Cost
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended September 30,	2005	2004	2005	2004
	(in thousands)
Service cost	$2,304	$2,396	$1,364	$1,089
Interest cost	2,416	3,009	7,967	7,461
Expected return on plan assets*	(3,334)	(3,698)	—	—
Other amortization and deferral	2,195	1,227	6,470	4,159

	$3,581	$2,934	$15,801	$12,709

			Other postretirement
	Pension benefits		benefits
Nine Months Ended September 30,	2005	2004	2005	2004
	(in thousands)
Service cost	$8,303	$6,311	$3,906	$2,989
Interest cost	9,112	8,616	23,663	22,185
Expected return on plan assets*	(11,579)	(10,672)	—	—
Other amortization and deferral	5,545	3,541	19,003	12,539

	$11,381	$7,796	$46,572	$37,713

*	The Company does not fund its other postretirement liabilities.
Employer Contributions
The Company contributed 273,000 shares of treasury stock in August 2005. The Company has no minimum contribution required.
Note G – Other Comprehensive Income
Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Net income	$18,926	$10,775	$28,975	$91,865
Other comprehensive income, net of income taxes	6,211	1,904	14,752	7,594

Total comprehensive income	$25,137	$12,679	$43,727	$99,459

Other comprehensive income for the three and nine months ended September 30, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income and mark-to-market adjustments related to the Company’s financial derivatives which still qualify as effective hedges.
Note H – Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Coal	$80,308	$76,009
Repair parts and supplies	61,704	43,884

	$142,012	$119,893

Note I – Debt
Debt consists of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Indebtedness to banks under revolving credit agreement, expiring December 22, 2009	$—	$25,000
6.75% senior notes ($950.0 million face value) due July 1, 2013	960,589	961,613
Promissory note	15,405	17,523
Other	5	7,011

	975,999	1,011,147
Less current portion	3,124	9,824

Long-term debt	$972,875	$1,001,323

On December 22, 2004, the Company entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The credit facility replaced the Company’s existing $350.0 million revolving credit facility. At September 30, 2005, the Company had $106.2 million in letters of credit outstanding, resulting in $593.8 million of unused borrowings under the revolver. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit. As of September 30, 2005, the Company was not restricted by financial covenants.
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
Note J – Contingencies
The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not provided for, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.
Note K – Transactions or Events Affecting Comparability of Reported Results
During the third quarter of 2005, the Company recognized a gain of $9.0 million on the sale of surface land rights at its Central Appalachian operations in West Virginia. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
During the third quarter, contingencies relating to the outcome of certain lawsuits were resolved. The Company recorded a charge of $2.6 million during the third quarter to reflect its best estimate of the cost of the resolution of these lawsuits in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations.
The change in market value of SO2 and coal derivatives was expense of $5.5 million and $7.5 million for the three months and nine months ended September 30, 2005, respectively, recorded in other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in the Company being assessed additional taxes. The Company has recorded a liability of $4.5 million on its books related to the audit of which $2.6 million was recorded in cost of coal sales and interest associated with the assessment of $1.4 million was recorded as interest expense in the second quarter in the Condensed Consolidated Statements of Operations.
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
During the second quarter of 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in the Company being assessed additional fees of $1.3 million and interest of $0.2 million. The additional fees were recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.
During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. The Company’s share of these costs totals $2.1 million, and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.

On June 25, 2003, the Company repaid the $675 million term loan of its Arch Western subsidiary with the proceeds from the offering of $700.0 million in senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the Arch Western term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending September 30, 2005 and 2004, the Company recognized $1.9 million and $2.1 million of expense for the three months ended September 30, 2005 and 2004, respectively, related to the amortization of previously deferred mark-to-market adjustments. For the nine months ending September 30, 2005 and 2004, the Company recognized $6.1 million and $6.2 million of expense, respectively, related to the amortization of previously deferred mark-to-market adjustments.
Note L — Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per common share from continuing operations.

	Three Months Ended September 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$18,926	63,858	$0.30
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$17,129		$0.27

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	933

Diluted EPS:
Diluted income available to common shareholders	$17,129	64,791	$0.26

	Three Months Ended September 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$10,775	54,874	$0.19
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common shareholders	$8,978		$0.16

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	964

Diluted EPS:
Diluted income available to common shareholders	$8,978	55,838	$0.16

	Nine Months Ended September 30, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$28,975	63,382	$0.46
Preferred stock dividends	(5,391)		(0.09)

Basic income available to common shareholders	$23,584		$0.37

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	989

Diluted EPS:
Diluted income available to common shareholders	$23,584	64,371	$0.37

	Nine Months Ended September 30, 2004
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$91,865	54,431	$1.69
Preferred stock dividends	(5,391)		(0.10)

Basic income available to common shareholders	$86,474		$1.59

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	935
Effect of common stock equivalents arising from convertible preferred stock	5,391	6,896

Diluted EPS:
Diluted income available to common shareholders	$91,865	62,262	$1.48

Note M – Guarantees
The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) that mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $14.8 million at September 30, 2005, which is included in other noncurrent liabilities. Future payments for fixed operating costs and debt service are estimated to approximate $2.7 million annually through 2015 and $26.0 million in 2016.
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
Note N – Segment Information
The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB), Central Appalachia (CAPP) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 18 underground mines and nine surface mines. The Company’s Western Bituminous operations are located in southern Wyoming, Colorado and Utah and include four underground mines.
Operating segment results for the three and nine months ending September 30, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.
Three months ending September 30, 2005

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$189,112	$358,610	$106,994	$—	$654,716
Income from operations	18,996	829	28,882	(14,530)	34,177
Total assets	1,213,821	2,202,946	1,716,482	(1,787,347)	3,345,902
Depreciation, depletion and amortization	27,230	18,383	11,855	374	57,842
Capital expenditures	13,330	68,793	23,295	4,130	109,548
Operating cost per ton	7.43	43.23	14.62	—	—
Three months ending September 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$160,495	$303,133	$64,148	$—	$527,776
Income from equity investments	—	—	1,143	—	1,143
Income from operations	12,149	20,038	5,889	(11,741)	26,335
Total assets	1,129,833	2,066,842	1,373,331	(1,631,879)	2,938,127
Depreciation, depletion and amortization	21,145	15,224	6,850	273	43,492
Capital expenditures	13,692	28,375	8,326	124,041	174,434
Operating cost per ton	6.46	35.45	15.30	—	—

Nine months ending September 30, 2005

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$559,901	$1,019,340	$309,737	$—	$1,888,978
Income (loss) from operations	62,574	(1,611)	67,988	(47,328)	81,623
Depreciation, depletion and amortization	79,666	51,387	28,875	959	160,887
Capital expenditures	30,331	162,614	48,258	7,703	248,906
Operating cost per ton	7.09	42.74	14.68	—	—
Nine months ending September 30, 2004

				Corporate,
				Other and
(Amounts in thousands, except per ton amounts)	PRB	CAPP	WBIT	Eliminations	Consolidated
Coal sales	$397,951	$837,901	$118,191	$—	$1,354,043
Income from equity investments	—	—	8,410	2,418	10,828
Income from operations	42,910	39,818	17,346	58,039	158,113
Depreciation, depletion and amortization	52,651	47,090	14,783	1,153	115,677
Capital expenditures	41,275	62,541	11,356	128,394	243,566
Operating cost per ton	6.19	34.20	15.82	—	—
Reconciliation of segment income from operations to consolidated income before income taxes and cumulative effect of accounting change:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Income from operations	$34,177	$26,335	$81,623	$158,113
Interest expense	(17,994)	(16,220)	(55,454)	(45,062)
Interest income	2,109	1,110	5,635	2,723
Other non-operating expense	(3,516)	(1,605)	(7,579)	(5,364)

Income before income taxes	$14,776	$9,620	$24,225	$110,410

Note O – Subsequent Events
Asset dispositions — Magnum Coal Company
On October 11, 2005, the Company and affiliates of ArcLight Capital Partners, LLC signed a definitive agreement to contribute certain mining operations and properties to a new company to be called Magnum Coal Company (“Magnum”) that would mine and market low-sulfur coal in the Central Appalachian region. Arch will contribute four of its active Central Appalacian mining operations and a total of 455 million tons of reserves to Magnum. These mining properties together had sales of 9.7 million tons through September 30, 2005.
The Company and the affiliates of ArcLight Capital will receive approximately 37.5% and 62.5%, respectively, of the ownership interest in Magnum. The transaction is contingent upon conclusion of a number of agreements, and there is no assurance that the transaction will be completed.
West Elk mine evacuation
On October 27, 2005, the Company conducted a precautionary evacuation of its West Elk mine after elevated readings of combustion-related gases were detected in an area of the mine where mining activities were completed, but final longwall equipment removal had not yet occurred. A portion of the equipment had already been moved to another area of the mine where the Company intends to begin mining and the remainder is currently isolated from the affected area by permanent and temporary seals.
Once the mine is determined to be safe for re-entry, the longwall equipment can be moved and production can resume in the new area. While management does not anticipate an extended evacuation or significant impact on production or results of operations, we cannot currently estimate when production will resume.
Note P — Reclassifications
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
RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparison of our operating results for the quarter-to-date and year-to-date periods ending September 30, 2005 and 2004 are affected by the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Income from operations

Gain on land, equipment and facility sales	$9.8	$—	$31.6	$—
Mark to market adjustments on SO2 and coal derivatives	(5.5)	—	(7.5)	—
Resolution of lawsuits	(2.6)		(2.6)
Insurance broker settlement	—	—	1.0	—
Wyoming severance tax assessment	—	—	(2.6)	—
Long-term incentive compensation expense	—	—	(9.9)	—
Gain on sale of NRP units	—	.3	—	90.2
Black lung excise tax refund	—	2.1	—	2.1
Severance costs	—	—	—	(2.1)
Reclamation fee assessment	—	—	—	(1.3)

Net impact on operating income	1.7	2.4	10.0	88.9

Other
Net interest on tax assessments/refunds	—	0.7	(1.4)	0.5

Net impact on pre-tax income	$1.7	$3.1	$8.6	$89.4

Gain from land, equipment and facility sales
During the quarter and nine months ended September 30, 2005, we recognized gains of $9.8 million and $31.6 million, respectively, related to gains for land, equipment and facility sales. During the first quarter of 2005, we assigned our rights and obligations on several parcels of land to a third party resulting in a gain of $9.3 million. During the first quarter of 2005, we recognized a gain of $9.5 million resulting from various equipment sales. In the third quarter of 2005, we sold surface land resulting in a gain of $9.0 million and gains on miscellaneous property of $0.8 million. The gains are reflected in other operating income in the accompanying Condensed Consolidated Statements of Operations. During the second quarter of 2005, we assigned our rights and obligations to an unused loadout facility to a third party resulting in a gain of $1.7 million. Of the $1.7 million gain recognized, $1.2 million was recorded as an increase to other revenues in the Condensed Consolidated Statements of Operations while $0.5 million was reflected as a reduction in cost of coal sales in the Condensed Consolidated Statements of Operations representing the elimination of the reclamation obligation associated with this facility.
Mark to market adjustments on SO2 and coal derivatives
Amounts represent the amount recorded to reflect the change in fair market value during the period and are reflected in other operating income in the Condensed Consolidated Statements of Operations. These are discussed in more depth in the market risk disclosures included in “Liquidity and Capital Resources”.
Insurance broker settlement
During the second quarter of 2005, we participated in a settlement from our insurance broker related to certain types of commissions previously paid and recognized a gain of $1.0 million. The gain is reflected in other operating income in the Condensed Consolidated Statements of Operations.
Wyoming severance tax assessment
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in additional taxes being assessed against us. We are reviewing the assessment and as of September 30, 2005, we have recorded a liability of $4.5 million on our books related to the audit. Of the $4.5 million recognized, $2.6 million was recorded during the second quarter of 2005 in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while $1.4 million, representing interest associated with the assessment, was recorded as interest expense in the second quarter of 2005 in the Condensed Consolidated Statements of Operations.
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
Gain on sale of NRP units
During the nine months ended September 30, 2004, we sold the majority of our remaining limited partnership units of Natural Resource Partners, LP (“NRP”) for proceeds of approximately $105.4 million. The sales resulted in a gain of $90.2 million.
Black lung excise tax refund
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
Severance costs — Skyline Mine
During the first quarter of 2004, Canyon Fuel, our equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. Our 65% share of these costs totals $2.1 million (which was prior to our purchase of the remaining 35% interest) for the nine months ended September 30, 2004, and is reflected in income from equity investments in the accompanying Condensed Consolidated Statements of Operations.
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
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Revenues

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$654,716	$527,776	$126,940	24.1%
Tons sold	35,211	33,807	1,404	4.2%
Coal sales realization per ton sold	$18.59	$15.61	$2.98	19.1%

Tons sold by operating segment

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	tons	% of total	tons	% of total
		(Amounts in thousands)
Powder River Basin	22,536	64.0%	22,646	67.0%
Central Appalachia	7,976	22.7%	7,616	22.5%
Western Bituminous Region	4,699	13.3%	3,545	10.5%

Total operating regions	35,211	100.0%	33,807	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased volumes and the acquisitions of Triton in the Powder River Basin on August 20, 2004 and the remaining 35% interest in Canyon Fuel in the Western Bituminous region on July 31, 2004.
Volumes increased 32.6% at our Western Bituminous region in addition to a 4.7% increase in volumes in Central Appalachia. Despite the acquisition of Triton in the Powder River Basin on August 20, 2004, volumes at our Powder River Basin operations declined 0.5% primarily due to lower purchased coal volumes during the third quarter of 2005. The Western Bituminous region benefited from the Canyon Fuel acquisition that was completed in the third quarter of 2004. Volumes in Central Appalachia were higher during the current quarter primarily from increased brokered activity. Transportation issues also affected sales volume in third quarter of 2004.
Per ton realizations increased due primarily to higher contract prices in all three regions. In the Powder River Basin, per ton realization increased 18.4%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Central Appalachia region experienced an increase of 13.0%, as both contract and spot market prices were higher than in the third quarter of 2004. Additionally, we received higher sales prices on our metallurgical coal sales in the third quarter of 2005 as compared to the third quarter of 2004. The Western Bituminous region’s per ton realization increased 25.8%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the acquisition of the remaining 35% interest in Canyon Fuel during the third quarter of 2004.
On a consolidated basis, the increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions as noted in the table above. Central Appalachia has the highest average realization and Powder River Basin has the lowest average realization.
Costs and Expenses

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$546,725	$448,638	$98,087	21.9%
Depreciation, depletion and amortization	57,842	43,491	14,351	33.0%
Selling, general and administrative expenses	20,285	12,729	7,556	59.4%
Other operating expenses	15,150	13,746	1,404	10.2%

	$640,002	$518,604	$121,398	23.4%

Cost of coal sales. The increase in the cost of coal sales resulted from the combination of higher costs, increased volumes and the acquisitions of Triton in the Powder River Basin on August 20, 2004 and the remaining 35% interest in Canyon Fuel in the Western Bituminous region on July 31, 2004. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $25.2 million during the third quarter of 2005 compared to the same period in the prior year.

•	Our Central Appalachia operations incurred higher costs related to additional processing necessary for coal sold in metallurgical markets as well as the move into less favorable geologic conditions at our Mingo Logan mine during the third quarter of 2005.

•	The cost of purchased coal increased $17.2 million, reflecting a combination of increased purchase volumes and higher spot market prices that were prevalent during the third quarter of 2005 compared to the same period in 2004. During the third quarter of 2005, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets.

•	Repairs and maintenance costs increased $5.2 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $6.5 million, $2.9 million and $1.7 million, respectively, compared to the same period in the prior year, resulting from increased volumes and cost.

•	Costs for operating supplies increased $8.2 million due partially to increased steel prices during the current quarter compared to the prior year’s comparable quarter.
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

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$7.43	$6.46	$0.97	15.0%
Central Appalachia	$43.23	$35.45	$7.78	21.9%
Western Bituminous Region	$14.62	$15.30	$(0.68)	(4.4)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to higher diesel fuel costs ($0.19 per ton), higher parts and supplies costs ($0.11 per ton), higher depreciation, depletion and amortization costs ($0.27 per ton) and increased production taxes and coal royalties ($0.54 per ton). Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004. These costs would have been largely offset by increased productivity, had rail service not adversely impacted volumes during the quarter.
Central Appalachia — Operating cost per ton increased due to increased costs for coal purchases ($3.22 per ton), increased labor costs ($0.98 per ton), increased costs for operating supplies ($0.10 per ton), increased diesel fuel ($0.20 per ton) and production taxes and coal royalties ($0.80 per ton) as well as the increased preparation costs for metallurgical coal discussed above. Additionally, our Mingo Logan mine has moved into less favorable geological conditions, compared to the comparable prior year quarter, resulting in higher costs.
Western Bituminous Region — Operating cost per ton decreased primarily as a result of the acquisition of the remaining 35% of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk Mine, due to better geologic conditions.
Selling, general and administrative expenses. Selling, general and administrative expenses increased during the current quarter due primarily to increased contract services including legal and professional fees ($1.6 million), employee severance expense associated with employees terminated during the quarter ($1.3 million), executive deferred compensation expense ($2.0 million) and higher expenses resulting from amounts expected to be earned under our annual incentive plans ($0.6 million).
Other Operating Income

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investments	$—	$1,143	$(1,143)	(100.0)%
Gain on sale of Natural Resource Partners, LP	—	289	(289)	(100.0)%
Other operating income	19,463	15,731	3,732	23.7%

	$19,463	$17,163	$2,300	13.4%

Other operating income. The increase in other operating income is primarily the result of the gain on surface land of $9.0 million discussed above. This is partially offset by reduced bookout income, related to the netting of coal sales and purchase contracts with the same counterparty, and due to the elimination of administrative fees from Canyon Fuel subsequent to our acquisition of the remaining 35% interest of this entity during the third quarter of 2004.
Interest Expense, Net

	Three Months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(17,994)	$(16,220)	$(1,774)	(10.9%)
Interest income	2,109	1,110	999	90.0%

	$(15,885)	$(15,110)	$(775)	5.1%

Interest expense. The increase in interest expense results from a higher amount of average borrowings during the third quarter of 2005 as compared to the same period in 2004.
Interest Income. The increase in interest income results primarily from interest on short-term investments.

Other Non-operating Income and Expense

	Three Months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(1,949)	$(2,066)	$117	5.7%
Other non-operating income (expense)	(1,567)	461	(2,028)	(439.9%)

	$(3,516)	$(1,605)	$(1,911)	(119.1%)

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended September 30, 2005 and 2004 include expenses of $1.9 million and $2.1 million, respectively, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred. Other non-operating includes mark-to-market adjustments related to certain swap activity that does not qualify for hedge accounting under FAS 133.
Income taxes

	Three Months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$ %
	(Amounts in thousands)
Benefit from income taxes	$(4,150)	$(1,155)	$2,995	259.3%

The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and excess depletion.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,888,978	$1,354,043	$534,935	39.5%
Tons sold	106,868	86,077	20,791	24.2%
Coal sales realization per ton sold	$17.68	$15.73	$1.95	12.4%
Tons sold by operating segment

	Nine Months Ended		Nine Months Ended
	September 30,2005		September 30,2004
	tons	% of total	Tons	% of total
	(Amounts in thousands)
Powder River Basin	69,582	65.1%	56,870	66.1%
Central Appalachia	23,110	21.6%	22,471	26.1%
Western Bituminous Region	14,176	13.3%	6,736	7.8%

Total operating regions	106,868	100.0%	86,077	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased volumes and the acquisitions of Triton in the Powder River Basin on August 20, 2004 and the remaining 35% interest in Canyon Fuel in the Western Bituminous region on July 31, 2004.
Volumes increased dramatically during the first nine months of the year in 2005 compared to the same period in 2004 in the Powder River Basin (an increase of 22.4%) and at our Western Bituminous operations (an increase of 110.5%). Volumes in Central Appalachia increased by 2.8% compared to the same period in the prior year. Volumes in both the Powder River Basin and the Western Bituminous region benefited from the acquisitions that were completed in the third quarter of 2004.

Per ton realizations increased due primarily to higher contract prices in all three regions. In the Powder River Basin, per ton realization increased 15.0%, as a result of increased base pricing and above-market pricing on certain contracts acquired in the Triton acquisition as well as higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Central Appalachia Basin experienced an increase of 18.3%, as both contract and spot market prices were higher than in the first nine months of 2004. Additionally, we received higher sales prices on our metallurgical coal sales in the first nine months of 2005 as compared to the first nine months of 2004. The Western Bituminous region’s per ton realization increased 24.5%. In addition to higher contract pricing, per ton realizations in the Western Bituminous Basin were also affected by the acquisition of the remaining 35% interest in Canyon Fuel during the third quarter of 2004.
On a consolidated basis, the increase in per ton realizations was partially offset by the change in mix of sales volumes among our operating regions. As reflected in the table above, Central Appalachia volumes (which have the highest average realization) increased slightly in the first nine months of 2005 while volumes from lower realization regions (the Powder River Basin and Western Bituminous Region) increased substantially from the prior year’s comparable period.
Costs and Expenses

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$1,608,439	$1,161,259	$447,180	38.5%
Depreciation, depletion and amortization	160,887	115,677	45,210	39.1%
Selling, general and administrative expenses	60,540	39,358	21,182	53.8%
Other operating expenses	40,695	26,243	14,452	55.1%

	$1,870,561	$1,342,537	$528,024	39.3%

Cost of coal sales. The increase in cost of coal sales is primarily due to the acquisitions of Triton in the Powder River Basin on August 20, 2004 and the remaining 35% interest in Canyon Fuel in the Western Bituminous region on July 31, 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $86.9 million during the first nine months of 2005 compared to the first nine months of 2004.

•	Our Central Appalachia operations incurred higher costs related to additional processing necessary for coal sold in metallurgical markets as well as the move into less favorable geological conditions at our Mingo Logan mine during the first nine months of 2005.

•	The cost of purchased coal increased $105.4 million, reflecting a combination of increased purchase volumes and higher spot market prices that were prevalent during the first nine months of 2005 compared to the same period in 2004. During the first nine months of 2005, we utilized purchased coal to fulfill steam coal sales commitments in order to direct more of our produced coal into the metallurgical markets.

•	Repairs and maintenance costs increased $37.3 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $24.3 million, $9.1 million and $6.8 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $32.4 million due partially to increased steel prices during the first nine months of 2005 compared to the same period in the prior year.
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

	Nine months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$7.09	$6.19	$0.90	14.5%
Central Appalachia	$42.74	$34.20	$8.54	25.0%
Western Bituminous Region	$14.68	$15.82	$(1.14)	(7.2)%
Powder River Basin — On a per ton basis, operating costs increased in the Powder River Basin primarily due to higher diesel fuel costs ($0.14 per ton), higher repairs and maintenance costs ($0.08 per ton), higher depreciation, depletion and amortization costs ($0.21 per ton), and increased production taxes (including the $2.6 million severance tax accrual discussed above) and coal royalties ($0.35 per ton). Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004. These costs would have been largely offset by increased productivity, had rail service not adversely impacted volumes during the quarter.
Central Appalachia — Operating cost per ton increased due to increased costs for coal purchases ($4.40 per ton), increased labor costs ($0.99 per ton), increased costs for operating supplies ($0.33 per ton), increased diesel fuel ($0.41 per ton) and production taxes and coal royalties ($0.63 per ton) as well as the increased preparation costs for metallurgical coal discussed above. Additionally, the performance of our Mingo Logan mine has moved into less favorable geological conditions, compared to the comparable prior year period, resulting in higher costs.
Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the acquisition of the remaining 35% of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk Mine.
Selling, general and administrative expenses. Selling, general and administrative expenses increased during the period due primarily to $9.5 million of expense that was recognized in the first quarter of 2005 for the performance-contingent phantom stock award that was paid to certain employees in March 2005. In addition, costs increased due to higher contract services including legal and professional fees ($4.1 million), employee severance expense associated with several employees terminated during the third quarter of 2005 ($1.3 million), and executive deferred compensation expense ($3.5 million).
Other Operating Income

	Nine months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investments	$—	$10,828	$(10,828)	(100.0)%
Gain on sale of units of NRP	—	90,244	(90,244)	(100.0)%
Other operating income	63,206	45,535	17,671	38.8%

	$63,206	$146,607	$(83,401)	(56.9)%

Other operating income. The increase in other operating income is primarily due to a $18.3 million gain resulting from land sales, a gain on the sale of a facility of which $1.2 million was recorded in other operating income, a $9.5 million gain resulting from various equipment sales and the settlement from an insurance broker resulting in a gain of $1.0 million during the first nine months of 2005 and are described previously. This was partially offset by the elimination of administrative fees from Canyon Fuel subsequent to our acquisition of the remaining 35% interest during the third quarter of 2004 and reduced bookout income of $6.8 million compared to the comparable period in the prior year.

Interest Expense, Net

	Nine months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(55,454)	$(45,062)	$(10,392)	(23.1)%
Interest income	5,635	2,723	2,912	106.9%

	$(49,819)	$(42,339)	$(7,480)	(17.7)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the first nine months of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming described above during the nine months of 2005.
Interest Income. The increase in interest income results primarily from interest on short-term investments.
Other Non-operating Income and Expense

	Nine Months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(6,082)	$(6,199)	$117	1.9%
Other non-operating income (expense)	(1,497)	835	(2,332)	(279.3%)

	$(7,579)	$(5,364)	$(2,215)	(41.3%)

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the nine months ended September 30, 2005 and 2004 include expenses of $6.1 million and $6.2 million, respectively, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred. Other non-operating includes mark-to-market adjustments related to certain swap activity that does not qualify for hedge accounting under FAS 133.
Income taxes

	Nine Months Ended		Increase (Decrease)
	September 30,		To Net Income
	2005	2004	$ %
	(Amounts in thousands)
(Benefit from) provision for income taxes	$(4,750)	$18,545	$23,295	125.6%
The Company’s effective tax rate is sensitive to changes in estimates of annual profitability and excess depletion. The decrease in the income tax provision in the nine months ended September 30, 2005 as compared to that recorded in the nine months ended September 30, 2004 is primarily the result of the taxable income from non-mining sources from the sale of the NRP units in the first quarter of 2004. The benefit for the nine months ended September 30, 2005 is the result of a revision to taxable income and effective rate estimates for the fiscal year ending December 31, 2005.
DISCLOSURE CONTROLS AND CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

RECENT DEVELOPMENTS
OUTLOOK
Railroad Transportation Disruptions. During 2004 and again in the first nine months of 2005, rail service disruptions resulted in missed shipments in all of our operating regions. In the second and third quarters of 2005, the rail disruptions were most pronounced in the Powder River Basin of Wyoming, where shipments from our Black Thunder mine were reduced by a total of six to seven million tons and production was curtailed by approximately four to five million tons as a result.
The major maintenance repair work currently underway on the joint line rail system in the Powder River Basin is expected to negatively impact shipments from the region through the end of 2005, after which time we expect a gradual improvement.
Mingo Logan Operations. During the latter part of 2004 and the first nine months of 2005, our Mingo Logan mine in West Virginia was adversely affected by a combination of difficult geologic conditions in its previous longwall panel, a major longwall move and a slow startup of the new longwall panel after the move. The start-up process was impaired principally by a greater-than-expected influx of water, which in turn resulted in a series of equipment-related difficulties at the mine. These issues, along with less favorable geologic conditions than anticipated, reduced operating income at the Mingo Logan mine by $30.0 million during the first nine months of 2005 compared to anticipated results. These operational challenges have been addressed and we expect the mine’s recent improved performance to continue over the remainder of 2005.
West Elk mine evacuation. On October 27, 2005, the Company conducted a precautionary evacuation of its West Elk mine after elevated readings of combustion-related gases were detected in an area of the mine where mining activities were completed, but final longwall equipment removal had not yet occurred. A portion of the equipment had already been moved to another area of the mine where the Company intends to begin mining and the remainder is currently isolated from the affected area by permanent and temporary seals.
Once the mine is determined to be safe for re-entry, the longwall equipment can be moved and production can resume in the new area. While management does not anticipate an extended evacuation or significant impact on production or results of operations, we cannot currently estimate when production will resume.
Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $27.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $7.7 million in 2005 ($6.1 million was recognized in the first nine months of 2005); $4.8 million in 2006; and $1.9 million in 2007.
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
LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2005 and 2004:

	2005	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$163,028	$39,806
Investing activities	(242,668)	(545,998)
Financing activities	(16,099)	256,449
Cash provided by operating activities increased in the nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of improved performance at our operations in addition to a decreased investment in working capital. While trade accounts receivable and inventory represented the largest use of funds, increasing by more than $88.9 million in the first nine months of 2005 compared to an increase of $79.3 million in the first nine months of 2004, it was offset by an increase in accounts payable and accrued expenses of more than $31.0 million in the first nine months of 2005 compared to a decrease of $19.9 million in the prior year’s comparable period. In addition, we received $14.7 million during the second quarter of 2005 related to payment of receivables for settled audit years from the Internal Revenue Service.
Cash used in investing activities in the first nine months of 2005 reflects capital expenditures and advance royalty payments of $248.9 million and $23.9 million, respectively, offset partially by proceeds from the sales of land and equipment of $30.2 million. Cash used in investing activities in the first nine months of 2004 is represented largely by payments for acquisitions, net of cash acquired, during the third quarter of 2004. We acquired the remaining 35% of our Canyon Fuel investment and the North Rochelle operations from Triton in July and August 2004, respectively. Capital expenditures and advance royalty payments during the third quarter of 2004 were $243.6 million and $27.2 million, respectively.
Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will range from $390 million to $410 million in total for 2005. This estimate includes capital expenditures related to development work at certain of our mining operations, including the Mountain Laurel complex in West Virginia and the North Lease mine at the Skyline complex in Utah. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash, existing credit facilities and cash generated from operations.
Cash used in financing activities during the nine months ended September 30, 2005 consists primarily of net payments on our revolving credit facility of $25.0 million, net payments on our long-term debt of $9.1 million and dividend payments of $20.7 million, offset partially by $41.3 million in proceeds from the issuance of common stock under our employee stock incentive plan. Cash provided by financing activities during the nine months ended September 30, 2004 consists of borrowings under our revolving credit facility and term loan facility of $250.4 million and proceeds from the issuance of common stock under our employee stock incentive plan of $30.7 million, offset by payments on long-term debt of $6.3 million and dividend payments of $17.2 million.
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
At September 30, 2005, we had $106.2 million in letters of credit outstanding, resulting in $593.8 million of unused borrowings under the revolver. At September 30, 2005, financial covenant requirements do not restrict the amount of unused capacity available to us for borrowing and letters of credit.
Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined) at the end of any calendar quarter to EBITDA (as defined) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at September 30, 2005.

We periodically establish uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At September 30, 2005, there were $20.0 million of such agreements in effect, of which none were outstanding.
We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2005, substantially all of our outstanding debt bore interest at fixed rates.
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
At September 30, 2005, we had outstanding interest rate swaps with a total notional value of $400.0 million consisting of offsetting positions of $200.0 million each. Because of the offsetting nature of these positions, we are not exposed to significant market interest rate risk related to these swaps. Under these swaps, we pay a weighted average fixed rate 5.72% on $200.0 million of notional value and receive a weighted average fixed rate of 2.71% on $200.0 million of notional value. The remaining terms of these swap agreements at September 30, 2005 ranged from 2 to 22 months.
As of September 30, 2005, the fair value of our net interest rate swap position was a liability of $5.7 million. This liability is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets.
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
We are also exposed to commodity price risk related to our purchase of diesel fuel. We enter into forward purchase contracts and heating oil swaps to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices, accordingly the derivatives qualify for hedge accounting and the asset of $12.2 million representing the fair value of the derivatives is recorded through other comprehensive income.
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
With respect to our SO2 emission allowance put option and swap positions, as well as our heating oil swap positions, a change in price of the underlying products impacts our net financial instrument position. At September 30, 2005, a $100 decrease in the price of SO2 emission allowances would result in a $2.6 million increase in the fair value of the financial position of our SO2 emission allowance put option and swap agreements. At September 30, 2005, a $.05 per gallon increase in the price of heating oil would result in a $1.0 million increase in the fair value of the financial position of our heating oil swap agreements.
With respect to our interest rate swap positions noted above, due to the offsetting nature of these positions, a 100-basis point increase in market interest rates does not have a material impact on the fair value of our liability under our interest rate swap positions at September 30, 2005.
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
The Corps and five intervening trade associations, three of which Arch is a member, filed an appeal with the U.S. Court of Appeals for the Fourth Circuit in this matter on September 16, 2004. The matter has been briefed and was argued before the Fourth Circuit on Sept 19, 2005. No decision is expected until early 2006.
West Virginia Flooding Litigation. We and three of our subsidiaries have been served, among others, in seventeen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 3,100 plaintiffs who are seeking to recover from more than 180 defendants for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-seven other flood damages cases not involving our subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which certified certain legal issues back to the West Virginia Supreme Court. The West Virginia Supreme Court responded to the questions certified, and discovery is underway.

While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations or liquidity.
Ark Land Company v. Crown Industries. In response to a declaratory judgment action filed by Ark Land Company, a subsidiary of ours, in Mingo County, West Virginia, against Crown Industries involving the interpretation of a severance deed under which Ark Land controls the coal and mining rights on property in Mingo County, West Virginia, Crown Industries filed a counterclaim against Ark Land and a third party complaint against us and two of our other subsidiaries seeking damages for trespass, nuisance and property damage arising out of the exercise of rights under the severance deed on the property by our subsidiaries. The defendant alleged that our subsidiaries had insufficient rights to haul certain foreign coals across the property without payment of certain wheelage or other fees to the defendant. In addition, the defendant alleged that we and our subsidiaries violated West Virginia’s Standards for Management of Waste Oil and the West Virginia Surface Coal Mining and Reclamation Act. This case went to trial on October 4, 2005. Crown Industries’ counterclaim against Ark Land was dismissed along with its cross claim against one of the Company’s subsidiaries and its claims for trespass, nuisance and wheelage. On October 12, 2005, the jury entered a verdict in favor of Crown Industries on its remaining claims, assessing damages against the Company and its subsidiary in the amount of $2.5 million. The jury found in favor of the Company and its subsidiary on their indemnity claim against the subsidiary’s contractor, and awarded the Company and its subsidiary $1.3 million on that claim. Crown Industries also was awarded its reasonable attorneys’ fees, which remain to be determined. The Company is evaluating appealing the judgment to the West Virginia Supreme Court.
Shonk Land Company v. Ark Land Company. Shonk Land Company leases certain West Virginia real estate to our subsidiary Ark Land Company in exchange for royalties on coal mined from it. Shonk Land Company filed a lawsuit in the Circuit Court for Kanawha County, WV, claiming, among other things, that Ark Land Company misrepresented certain facts involving a lease amendment and that it miscalculated and underpaid royalties under the lease. Shonk Land Company seeks damages of approximately $14.5 million. Ark Land disputes its claims and filed a counterclaim for overpayment of royalties in the approximate amount of $260,000. The court directed the parties to arbitrate their dispute in accordance with the terms of their lease. The arbitration began on October 31, 2005, and we are awaiting the outcome.
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
Certain Trends and Uncertainties
Substantial Leverage — Covenants
As of September 30, 2005, we had outstanding consolidated indebtedness of $976.0 million, representing approximately 46% of our capital employed. Despite making substantial progress in reducing debt, we continue to have significant debt service obligations, and the terms of our credit agreements limit our flexibility and result in a number of limitations on us. We also have significant lease and royalty obligations. Our ability to satisfy debt service, lease and royalty obligations and to effect any refinancing of our indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that we serve as well as financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable us to fund our debt service, lease and royalty payment obligations or our other liquidity needs.
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
The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards. EPA has promulgated ambient air quality standards for a number of air pollutants, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone, which are associated with the combustion of coal. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone, which may require significant expenditures for additional emissions control equipment needed to meet the current national ambient air standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead.

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
The EPA has also initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks, particularly those located in the southwest and southeast United States. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In June 2005, EPA finalized amendments to the regional haze rules which will require certain existing coal-fired power plants to install Best Available Retrofit Technology (BART) limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants and BART requirements on existing coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.
New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In July 2004 EPA granted a petition to reconsider the legal basis for the routine maintenance provisions and the litigation was suspended while the rule was being reconsidered. In June 2005 EPA issued its final response, which does not change the rule. In light of EPA’s final action the litigation may proceed.
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
Terms of Long-Term Coal Supply Contracts
During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 70% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the nine months ended September 30, 2005, the weighted average price of coal sold under our long-term contracts was $17.85 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on increases in coal prices. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.
Reserve Degradation and Depletion
Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristics of the depleting mines. We have in the past acquired and will in the future acquire coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition. Exhaustion of reserves at particular mines can also have an adverse effect on operating results that is disproportionate to the percentage of overall production represented by such mines. Mingo Logan’s Mountaineer Mine is estimated to exhaust its longwall mineable reserves in mid-2007, although we expect to make up the lost production with our planned opening of our Mountain Laurel complex in Logan County, West Virginia, which should ramp up to full production by the second half of 2007. The Mountaineer Mine generated $30.5 million and $26.1 million of our total operating income in the years ended 2004 and 2003, respectively.
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
Transportation
The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption or insufficient availability of these transportation services could temporarily impair our ability to supply coal to customers and thus adversely affect our business and the results of our operations. As described in the “Management’s Discussion and Analysis of Financial Condition-Outlook” section of this Form 10-Q, we have experienced disruptions in rail service in the past few months. In addition, increases in transportation costs associated with our coal, or increases in our transportation costs relative to transportation costs for coal produced by our competitors or of other fuels, could adversely affect our business and results of operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Nothing to report under this item.
ITEM 5. OTHER INFORMATION
Nothing to report under this item.
ITEM 6. EXHIBITS

2.1	Master Contribution Agreement among Arch Coal, Inc., ArcLight Energy Partners Fund I, L.P., Timothy Elliott and Magnum Coal Company, dated October 7, 2005.*

3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000)

3.2	Amended and Restated Bylaws of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2000)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3 to current report on Form 8-A filed on March 5, 2003)

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Arch Coal, Inc. agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH COAL, INC.
(Registrant)

Date: November 9, 2005	/s/ John W. Lorson

John W. Lorson
Controller
(Chief Accounting Officer)