Form 10-K/A
period 2004-12-31
ARCH COAL INC
filed 2006-01-09
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 1-13105
Arch Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0921172 (I.R.S. Employer Identification Number

One CityPlace Drive, Suite 300, St. Louis, Missouri (Address of principal executive offices)	63141 (Zip code)
Registrant’s telephone number, including area code: (314) 994-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Share Purchase Rights 5% Perpetual Cumulative Convertible Preferred Stock	New York Stock Exchange New York Stock Exchange None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 30, 2004, based on the closing price of the registrant’s common stock on the New York Stock Exchange on that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,599,826,582. In determining this amount, the registrant has assumed that all of its executive officers and directors, and persons known to it to be the beneficial owners of more than five percent of its common stock, are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
     At December 31, 2005, there were 64,548,850 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference:
1.	Portions of the registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on March 11, 2005, are incorporated by reference into Part III of this Form 10-K

2.	Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Parts I, II and IV of this Form 10-K.

		Page
Explanatory Note		1

Part II		1
Item 8.	Financial Statements and Supplementary Data	1
Item 9A.	Controls and Procedures	1

Part IV		1
Item 15.	Exhibits and Financial Statement Schedules	1
Portions of Annual Report to Stockholders
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer
Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey
Section 1350 Certification of Steven F. Leer
Section 1350 Certification of Robert J. Messey

i

EXPLANATORY NOTE
     This Amendment No. 1 to our Annual Report on Form 10-K amends and restates Items 8 and 9A of Part II and Item 15 of Part IV of, and Exhibit 13 to, our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 10, 2005, primarily to amend Notes 20 and 23 to our consolidated financial statements and to include a revised report of our independent registered public accounting firm. No information included in the original report on Form 10-K has been amended by this Form 10-K/A to reflect any information, events, developments or results subsequent to the filing of the original report on Form 10-K, except as contained in Note 24 to our consolidated financial statements.
PART II
Item 8. Financial Statements and Supplementary Data.
     Reference is made to Item 15 of Part IV of this Amendment No. 1 to our Annual Report on Form 10-K for the information required by Item 8.
Item 9A. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Reference is made to Item 15 of Part IV of this Amendment No. 1 to our Annual Report on Form 10-K for management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Our consolidated financial statements and related notes and report of independent registered public accounting firm follow.
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1
Management’s Report on Internal Control over Financial Reporting	F-4
Report of Management	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Balance Sheets at December 31, 2004 and 2003	F-7
Consolidated Statements of Stockholders’ Equity at December 31, 2004, 2003 and 2002	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-9
Notes to Consolidated Financial Statements	F-10
Schedule of Valuation and Qualifying Accounts	F-48
     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Shareholders
of Arch Coal, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Arch Coal, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arch Coal Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Arch Coal, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arch Coal, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Arch Coal, Inc. and our report dated February 23, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
St. Louis, Missouri
February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Shareholders
of Arch Coal, Inc.
      We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arch Coal, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2005, expressed an unqualified opinion thereon.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.

Ernst & Young LLP
St. Louis, Missouri
February 23, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Steven F. Leer President and Chief Executive Officer	Robert J. Messey Senior Vice President and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands of dollars except per share
	data)
REVENUES
Coal sales	$1,907,168	$1,435,488	$1,473,558
COSTS AND EXPENSES
Cost of coal sales	1,638,284	1,280,608	1,262,516
Depreciation, depletion and amortization	166,322	158,464	174,752
Selling, general and administrative expenses	52,842	43,942	37,999
Long-term incentive compensation expense	5,495	16,217	—
Other expenses	35,758	18,245	29,595

	1,898,701	1,517,476	1,504,862

OTHER OPERATING INCOME
Income from equity investments	10,828	34,390	10,092
Gain on sale of units of Natural Resource Partners, LP	91,268	42,743	—
Other operating income	67,483	45,226	50,489

	169,579	122,359	60,581

Income from operations	178,046	40,371	29,277

Interest expense, net:
Interest expense	(62,634)	(50,133)	(51,922)
Interest income	6,130	2,636	1,083

	(56,504)	(47,497)	(50,839)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(9,010)	(8,955)	—
Other non-operating income	1,044	13,211	—

	(7,966)	4,256	—
Income (loss) before income taxes and cumulative effect of accounting change	113,576	(2,870)	(21,562)
Benefit from income taxes	(130)	(23,210)	(19,000)

Income (loss) before cumulative effect of accounting change	113,706	20,340	(2,562)
Cumulative effect of accounting change, net of taxes	—	(3,654)	—

NET INCOME (LOSS)	$113,706	$16,686	$(2,562)
Preferred stock dividends	(7,187)	(6,589)	—

Net income (loss) available to common shareholders	$106,519	$10,097	$(2,562)

EARNINGS PER COMMON SHARE
Basic earnings (loss) before cumulative effect of accounting change	1.91	0.26	(0.05)
Cumulative effect of accounting change	—	(0.07)	—

Basic earnings (loss) per common share	$1.91	$0.19	$(0.05)

Diluted earnings (loss) before cumulative effect of accounting change	1.78	0.26	(0.05)
Cumulative effect of accounting change	—	(0.07)	—

Diluted earnings (loss) per common share	$1.78	$0.19	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands of dollars
	except share data)
ASSETS
Current assets
Cash and cash equivalents	$323,167	$254,541
Trade accounts receivable	180,902	118,376
Other receivables	34,407	29,897
Inventories	119,893	69,907
Prepaid royalties	12,995	4,586
Deferred income taxes	33,933	19,700
Other	25,560	16,638

Total current assets	730,857	513,645

Property, plant and equipment
Coal lands and mineral rights	1,725,339	1,085,517
Plant and equipment	1,423,550	1,090,762
Deferred mine development	408,657	285,150

	3,557,546	2,461,429
Less accumulated depreciation, depletion and amortization	(1,524,346)	(1,146,294)

Property, plant and equipment, net	2,033,200	1,315,135

Other assets
Prepaid royalties	87,285	70,880
Goodwill	37,381	—
Deferred income taxes	241,226	246,024
Equity investments	—	172,045
Other	126,586	69,920

Total other assets	492,478	558,869

Total assets	$3,256,535	$2,387,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,014	$89,975
Accrued expenses	217,216	180,314
Current portion of debt	9,824	6,349

Total current liabilities	375,054	276,638
Long-term debt	1,001,323	700,022
Accrued postretirement benefits other than pension	380,424	352,097
Asset retirement obligations	179,965	143,545
Accrued workers’ compensation	82,446	77,672
Other noncurrent liabilities	157,497	149,640

Total liabilities	2,176,709	1,699,614

Stockholders’ equity
Preferred stock, $.01 par value, $50 liquidation preference, authorized 10,000,000 shares, issued 2,875,000 shares	29	29
Common stock, $.01 par value, authorized 100,000,000 shares, issued 62,500,458 and 53,561,979 shares	631	536
Paid-in capital	1,280,513	988,476
Retained deficit	(166,273)	(255,936)
Unearned compensation	(1,830)	—
Less treasury stock, at cost, 357,200 shares	(5,047)	(5,047)
Accumulated other comprehensive loss	(28,197)	(40,023)

Total stockholders’ equity	1,079,826	688,035

Total liabilities and stockholders’ equity	$3,256,535	$2,387,649

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2004

							Accumulated
				Retained		Treasury	Other
	Common	Preferred	Paid-In	Earnings	Unearned	Stock at	Comprehensive
	Stock	Stock	Capital	(Deficit)	Compensation	Cost	Loss	Total

	(In thousands of dollars except share and per share data)
BALANCE AT JANUARY 1, 2002	$527	$—	$835,427	$(239,336)	$—	$(5,047)	$(20,829)	$570,742
Comprehensive income
Net loss				(2,562)				(2,562)
Minimum pension liability adjustment							(16,416)	(16,416)
Unrealized losses on derivatives							(5,192)	(5,192)

Total comprehensive loss								(24,170)
Dividends paid ($.23 per share)				(12,045)				(12,045)
Issuance of 81,454 shares of common stock under the stock incentive plan, including income tax benefits			336					336

BALANCE AT DECEMBER 31, 2002	527	—	835,763	(253,943)	—	(5,047)	(42,437)	534,863
Comprehensive income
Net income				16,686				16,686
Minimum pension liability adjustment							3,403	3,403
Unrealized losses on derivatives							(5,940)	(5,940)
Net amount reclassified to income							4,951	4,951

Total comprehensive income								19,100
Dividends
Common ($.23 per share)				(12,090)				(12,090)
Preferred ($2.29 per share)				(6,589)				(6,589)
Issuance of 2,875,000 shares of perpetual cumulative convertible preferred stock		29	138,995					139,024
Issuance of 770,609 shares of common stock under the stock incentive plan, including income tax benefits	9		13,718					13,727

BALANCE AT DECEMBER 31, 2003	536	29	988,476	(255,936)	—	(5,047)	(40,023)	688,035
Comprehensive income
Net income				113,706				113,706
Minimum pension liability adjustment							1,221	1,221
Mark-to-market for available-for-sale securities							2,081	2,081
Net amount reclassified to income							8,524	8,524

Total comprehensive income								125,532
Dividends
Common ($.2975 per share)				(16,856)				(16,856)
Preferred ($2.50 per share)				(7,187)				(7,187)
Issuance of 7,187,500 shares of common stock pursuant to public offering	72		230,455					230,527
Issuance of 500,000 shares of common stock as contribution to pension plan	5		15,435					15,440
Issuance of 149,190 shares of common stock under the stock incentive plan — restricted stock units	1		4,246		(4,247)			—
Expense recognized on restricted stock units					2,417			2,417
Issuance of 1,658,179 shares of common stock under the stock incentive plan — stock options, including income tax benefits	17		41,901					41,918

BALANCE AT DECEMBER 31, 2004	$631	$29	$1,280,513	$(166,273)	$(1,830)	$(5,047)	$(28,197)	$1,079,826

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands of dollars)
OPERATING ACTIVITIES
Net income (loss)	$113,706	$16,686	$(2,562)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	166,322	158,464	174,752
Prepaid royalties expensed	13,889	13,153	8,503
Accretion on asset retirement obligations	12,681	12,999	—
Gain on sale of units of Natural Resource Partners, LP	(91,268)	(42,743)	—
Net gain on disposition of property, plant and equipment	(6,668)	(3,782)	(751)
Income from equity investments	(10,828)	(34,390)	(10,092)
Net distributions from equity investments	17,678	49,686	17,121
Cumulative effect of accounting change	—	3,654	—
Other non-operating (income) expense	7,966	(4,256)	—
Changes in operating assets and liabilities (see Note 21)	(67,406)	(375)	(4,634)
Other	(9,344)	(6,735)	(5,920)

Cash provided by operating activities	146,728	162,361	176,417

INVESTING ACTIVITIES
Payments for acquisitions, net of cash acquired	(387,751)	—	—
Capital expenditures	(292,605)	(132,427)	(137,089)
Proceeds from sale of units of Natural Resource Partners, LP	111,447	115,000	33,603
Proceeds from coal supply agreements	—	52,548	—
Additions to prepaid royalties	(33,813)	(32,571)	(27,339)
Proceeds from disposition of property, plant and equipment	7,428	4,282	2,522

Cash (used in) provided by investing activities	(595,294)	6,832	(128,303)

FINANCING ACTIVITIES
Net borrowings (payments) on revolver and lines of credit	25,000	(65,971)	(26,513)
Net payments on long-term debt	(302)	(675,000)	—
Proceeds from issuance of senior notes	261,875	700,000	—
Debt financing costs	(12,806)	(18,508)	(8,228)
Proceeds from sale and leaseback of equipment	—	—	9,213
Reductions of obligations under capital lease	—	—	(8,210)
Dividends paid	(24,043)	(17,481)	(12,045)
Proceeds from issuance of preferred stock	—	139,024	—
Proceeds from sale of common stock	267,468	13,727	336

Cash provided by (used in) financing activities	517,192	75,791	(45,447)

Increase in cash and cash equivalents	68,626	244,984	2,667
Cash and cash equivalents, beginning of year	254,541	9,557	6,890

Cash and cash equivalents, end of year	$323,167	$254,541	$9,557

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$53,558	$30,014	$51,695
Cash paid (received) during the year for income taxes	$13,350	$(6,407)	$(3,115)
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
      As of and for the period ending July 31, 2004, the membership interests in the Utah coal operations, Canyon Fuel Company, LLC (“Canyon Fuel”), were owned 65% by Arch Western and 35% by a subsidiary of ITOCHU Corporation. Through July 31, 2004, the Company’s 65% ownership of Canyon Fuel was accounted for on the equity method in the Consolidated Financial Statements as a result of certain super-majority voting rights in the joint venture agreement. Income from Canyon Fuel through July 31, 2004 is reflected in the Consolidated Statements of Operations as income from equity investments (see additional discussion in Note 5, “Equity Investments”). On July 31, 2004, the Company acquired the remaining 35% of Canyon Fuel. See Note 3, “Business Combinations” for further discussion.
      The Company’s 17.5% partnership interest in Dominion Terminal Associates is accounted for on the equity method in the consolidated balance sheets. Allocable costs of the partnership for coal loading and storage are included in other expenses in the consolidated statements of operations. (See additional discussion in “Commitments and Contingencies” in Note 20.)

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

Accounting Change
      On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“FAS 143”). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, the cost should also be capitalized as part of the carrying amount of the related long-lived asset and allocated to expense over the useful life of the asset. Previously, the Company accrued for the expected costs of these obligations over the estimated useful mining life of the property. See additional discussion in Note 11, “Asset Retirement Obligations.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

Cash and Cash Equivalents
      Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Allowance for Uncollectible Receivables
      The Company maintains allowances to reflect the expected uncollectability of its trade accounts receivable and other receivables based on past collection history, the economic environment and specified risks identified in the receivables portfolio. Allowances recorded at December 31, 2004 and 2003 were $3.0 million and $1.5 million, respectively.

Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

Coal	$76,009	$38,249
Supplies, net of allowance	43,884	31,658

	$119,893	$69,907

      Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs and operating overhead. The Company has recorded a valuation allowance for slow-moving and obsolete supplies inventories of $23.0 million and $18.8 million at December 31, 2004 and 2003, respectively.

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

Coal Supply Agreements
      Acquisition costs allocated to coal supply agreements (sales contracts) are capitalized and amortized on the basis of coal to be shipped over the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the above or below-market contract price and the then-prevailing market price. The net book value of the Company’s above-market coal supply agreements was $11.1 million and $6.4 million at December 31, 2004 and 2003, respectively. These amounts are recorded in other assets in the accompanying Consolidated Balance Sheets. The net book value of all below-market coal supply agreements was $29.2 million at December 31, 2004. This amount is recorded in other noncurrent liabilities in the accompanying Consolidated Balance Sheets. Amortization expense on all above-market coal supply agreements was $3.8 million, $16.6 million and $22.2 million in 2004, 2003 and 2002, respectively. Amortization income on all below-market coal supply agreements was $4.1 million in 2004. Based on expected shipments related to these contracts, the Company expects to record annual amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
expense on the above-market coal supply agreements and annual amortization income on the below-market coal supply agreements in each of the next five years as reflected in the table below.

	Above-market	Below-market
	contracts	contracts

2005	$6,487	$15,183
2006	769	12,326
2007	361	1,342
2008	361	389
2009	361	—
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

Coal Lands and Mineral Rights
      A significant portion of the Company’s coal reserves are controlled through leasing arrangements. Amounts paid to acquire such lease rights are capitalized and depleted over the life of those reserves that are proven and probable. Depletion of coal lease rights is computed using the units-of-production method and the rights are assumed to have no residual value. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term as long as mining continues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
The net book value of the Company’s leased coal interests was $1,169.7 million and $693.3 million at December 31, 2004 and 2003, respectively. This increase is due to the addition of leased coal interests resulting from the North Rochelle and Canyon Fuel acquisitions and the Little Thunder leasing arrangement (See additional discussion in “Commitments and Contingencies” in Note 20).

Goodwill
      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill is not amortized but is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow analysis.

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

Other Operating Income
      Other operating income reflects income from sources other than coal sales, including administration and production fees from Canyon Fuel (these fees ceased as of the July 31, 2004 acquisition by the Company of the remaining 35% interest in Canyon Fuel), royalties earned from properties leased to third parties, and gains and losses from dispositions of long-term assets. These amounts are recognized as services are performed or otherwise earned.

Derivative Financial Instruments
      Derivative financial instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). FAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives for undertaking various hedge transactions. The Company evaluates the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. Any ineffectiveness is recorded in the Consolidated Statements of Operations. Ineffectiveness for the years ended December 31, 2004 and 2003 was $0.2 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
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
      At December 31, 2004, the Company’s net interest rate swap position is as follows:

•	Swaps with a notional value of $25.0 million which are designated as hedges of future interest payments to be made under the Company’s revolving credit facility. Under these swap agreements, the Company pays a fixed rate of 5.96% (before the credit spread over LIBOR) and receives a weighted-average variable rate based upon 30-day LIBOR. At December 31, 2004, the remaining term of the swap agreements was 30 months.

•	Swaps with a total notional value of $500.0 million consisting of offsetting positions of $250.0 million each. Because of the offsetting nature of these positions, the Company is not exposed to market interest rate risk related to these swaps. Under these swaps, the Company pays a weighted average fixed rate 5.72% on $250.0 million of notional value and receives a weighted average fixed rate of 2.71% on $250.0 million of notional value. The remaining terms of these swap agreements at December 31, 2004 ranged from 8 to 31 months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
earnings (loss) per common share would have been changed to the pro forma amounts as indicated in the following table:

	Year Ended December 31

	2004	2003	2002

As reported
Net income (loss) available to common shareholders	$106,519	$10,097	$(2,562)
Basic earnings (loss) per share	1.91	0.19	(0.05)
Diluted earnings (loss) per share	1.78	0.19	(0.05)
Pro forma (unaudited)
Net income (loss) available to common shareholders	$101,054	$858	$(11,168)
Basic earnings (loss) per share	1.81	0.02	(0.21)
Diluted earnings (loss) per share	1.70	0.02	(0.21)
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value for interim or annual periods beginning after June 15, 2005. The Company intends to adopt FAS 123R on July 1, 2005 using the modified-prospective method and anticipates a pre-tax charge to income of approximately $3.5 million for the expensing of unvested stock options and price contingent stock awards for the period July 1, 2005 through December 31, 2005. FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Recent Accounting Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (FAS 153). This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

Reclassifications
      Certain amounts in the prior years’ financial statements have been reclassified to conform with the classifications in the current year’s financial statements with no effect on previously reported net income or stockholders’ equity.

2. Changes in Estimates and Other Non-Recurring Revenues and Expenses
      During the year ending December 31, 2004, the Company assigned its rights and obligations on a parcel of land to a third party resulting in a gain of $5.8 million. The gain is reflected in other operating income.
      During 2004, the Company filed a royalty rate reduction request with the Bureau of Land Management (“BLM”) for its West Elk mine in Colorado. The BLM notified the Company that it would receive a royalty rate reduction for a specified number of tons representing a retroactive portion for the year totaling $2.7 million. The retroactive portion was recognized as a component of cost of coal sales in the Consolidated Statement of Operations.
      In connection with the settlement of tax audits for prior years, the Company recorded interest income of $2.2 million in 2004 related to federal income tax refunds. This amount is reflected as interest income.
      During the year ending December 31, 2004, the Company was notified by the IRS that it would receive additional black lung excise tax refunds and interest related to black lung claims that were originally denied by the IRS in 2002. The Company recognized a gain of $2.8 million ($2.1 million refund and $0.7 million of interest) related to the claims. The $2.1 million refund was recorded as a component of cost of coal sales, while the $0.7 million of interest was recorded as interest income.
      During the year ending December 31, 2004, Canyon Fuel, which was accounted for under the equity method through July 31, 2004, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the year ended December 31, 2004. The Company’s share of these costs totals $2.1 million and is reflected in income from equity investments.
      During the year ending December 31, 2003, the Company instituted cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate headquarters and its Central Appalachia mining operations and the recognition of expenses related to severance of $2.6 million. Of this amount, $1.6 million was reported as a component of cost of coal sales, with the remainder reported in selling, general and administrative expenses. Substantially all of the amounts noted were paid during 2003.
      During the year ended December 31, 2003, the Company was notified by the State of Wyoming of a favorable ruling relating to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the 2003 financial results was a gain of $2.5 million, which was reflected as a reduction of cost of coal sales.
      During the year ended December 31, 2003, the Company repaid its variable-rate term loans with the proceeds from the sale of fixed-rate notes. At that time, the Company determined that certain interest rate swaps that had been designated as hedges of the variable-rate interest payments were no longer effective hedges. Historical mark-to-market losses related to these swaps totaling $27.0 million had been previously deferred and are now being amortized as additional expense over the contractual terms of the swap agreements. The swap agreements’ contractual termination dates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
range from September 2005 through October 2007. During 2004 and 2003, the Company recognized expenses of $8.3 million and $4.3 million, respectively, related to the amortization of these previously deferred mark-to-market adjustments. The Company recognized an additional $0.7 million and $4.7 million of expense in 2004 and 2003, respectively, that represented early debt extinguishment costs. These amounts are included in expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps in the accompanying Consolidated Statements of Operations.
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
      During 2002, the Company filed a royalty rate reduction request with the BLM for its West Elk mine in Colorado. The BLM notified the Company that it would receive a royalty rate reduction for a specified number of tons representing a retroactive portion for the year totaling $3.3 million. The retroactive portion was recognized as a component of cost of coal sales in the Consolidated Statement of Operations. Additionally in 2002, Canyon Fuel was notified by the BLM that it would receive a royalty rate reduction for certain tons mined at its Skyline mine. The rate reduction applies to certain tons mined representing a retroactive refund of $1.1 million. The retroactive amount was reflected in income from equity investments in the Consolidated Statement of Operations.

3. Business Combinations

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
      The preliminary purchase accounting allocation related to the acquisition has been recorded in the accompanying consolidated financial statements as of, and for the period subsequent to, July 31, 2004. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals during the first half of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
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

      Amounts preliminarily allocated to coal supply agreements noted in the table above represent the liability established for the net below-market coal supply agreements to be amortized over the remaining terms of the contracts. The liability is classified as an other noncurrent liability on the accompanying Consolidated Balance Sheet. The amortization period on these acquired coal supply agreements ranges from one to three years.

Triton Acquisition
      On August 20, 2004, the Company acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton for a purchase price of $382.1 million, including transaction costs and working capital adjustments. Prior to the acquisition, Triton was the nation’s sixth largest coal producer in 2003 and operated two mines in the Powder River Basin, North Rochelle and Buckskin. Following the consummation of the transaction, the Company completed the agreement to sell Buckskin to Kiewit Mining Acquisition Company (“Kiewit”). The net sales price for this second transaction was $73.1 million. The total purchase price, including related costs and fees, was funded with cash on hand, including the proceeds from the Buckskin sale, $22.0 million in borrowings under the Company’s existing revolving credit facility and a $100.0 million term loan at its Arch Western Resources subsidiary. Upon acquisition, the Company integrated the North Rochelle mine with its existing Black Thunder mine in the Powder River Basin.
      The preliminary purchase accounting allocations related to the acquisition have been recorded in the accompanying consolidated financial statements as of, and for the periods subsequent to, August 20, 2004. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals during the first half of 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):

Accounts receivable	$14,233
Materials and supplies	4,161
Coal inventory	4,874
Other current assets	2,200
Property, plant, equipment and mine development	325,194
Coal supply agreements	8,486
Goodwill	37,381
Accounts payable and accrued expenses	(72,408)
Other noncurrent assets and liabilities, net	(15,550)

Total purchase price, net of cash received of $0.4 million	$308,571

      Amounts preliminarily allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The amortization period on these acquired coal supply agreements ranges from one to seven years.
      The goodwill amount above arose due to the delay in time between the execution of the acquisition agreement and the date of closing because of the Federal Trade Commission’s lawsuit to block the acquisition and is attributable to the loss of value from the tons mined during this period. Of the $37.4 million allocated to goodwill above, $27.5 million was deductible for income tax purposes.
      Included in the amounts allocated to accounts payable and accrued expenses noted in the table above are $5.5 million of liabilities incurred in connection with terminating Vulcan employees upon acquisition. Upon acquisition, the Company identified 24 employees of Vulcan who were terminated as part of the integration of the North Rochelle mine into the Company’s Black Thunder mine. All amounts accrued for severance have been paid as of December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
Company and the operations acquired from Canyon Fuel and Triton constituted a single entity during those periods:

	Year Ended December 31,

	2004	2003

	(In thousands, except
	per share data)
Revenues:
As reported	$1,907,168	$1,435,488
Pro forma	2,156,958	1,876,205
Income before accounting changes:
As reported	113,706	20,340
Pro forma	103,933	13,747
Net income available to common shareholders:
As reported	106,519	10,097
Pro forma	96,746	1,058
Basic earnings per share:
As reported	1.91	0.19
Pro forma	1.73	0.02
Diluted earnings per share:
As reported	1.78	0.19
Pro forma	1.63	0.02

4. Other Comprehensive Income
      Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in other comprehensive income (loss), net of a 39% tax rate:

		Minimum		Accumulated
		Pension		Other
	Financial	Liability	Available-for-sale	Comprehensive
	Derivatives	Adjustments	Securities	Loss

Balance January 1, 2002	$(17,978)	$(2,851)	$—	$(20,829)
2002 activity	(5,192)	(16,416)	—	(21,608)

Balance December 31, 2002	(23,170)	(19,267)	—	(42,437)
2003 activity	(989)	3,403	—	2,414

Balance December 31, 2003	(24,159)	(15,864)	—	(40,023)
2004 activity	8,524	1,221	2,081	11,826

Balance December 31, 2004	$(15,635)	$(14,643)	$2,081	$(28,197)

      The 2004 activity for financial derivatives is comprised substantially of reclassifications to net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

5. Equity Investments
      As of December 31, 2004, the Company held no equity investments. The Company purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. Additionally, prior to March 10, 2004, the Company accounted for its investment in Natural Resource Partners, LP (“NRP”) on the equity method. Amounts recorded in the Condensed Consolidated Financial Statements are as follows:

	December 31,

	2004	2003

Equity investments:
Investment in Canyon Fuel	$—	$146,180
Investment in NRP	—	25,865

Equity investments as reported in Consolidated Balance Sheets	$—	$172,045

	Year Ended December 31,

	2004	2003	2002

Income from equity investments:
Income from investment in Canyon Fuel	$8,410	$19,707	$7,774
Income from investment in NRP	2,418	14,683	2,318

Income from equity investments in the Consolidated Statements of Operations	$10,828	$34,390	$10,092

Investment in Canyon Fuel
      The following tables present unaudited, summarized financial information for Canyon Fuel, for periods in which it was accounted for on the equity method.
Condensed Income Statement Information

	Period Ended	Year Ended December 31,
	July 31,
	2004	2003	2002

Revenues	$142,893	$242,060	$250,325
Total costs and expenses	133,546	223,357	249,325

Net income before cumulative effect of accounting change	$9,347	$18,703	$1,000

65% of Canyon Fuel net income	$6,075	$12,157	$650
Effect of purchase adjustments	2,335	7,550	7,124

Arch Coal’s income from its equity investment in Canyon Fuel	$8,410	$19,707	$7,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
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
      On December 22, 2003, the Company sold its 4.8 million subordinated units and its general partner interest for a purchase price of $115.0 million. This sale resulted in a gain of $70.6 million, of which $42.7 million was recognized in 2003 and the remainder was deferred. After this sale, the Company’s remaining ownership in NRP consisted of 2.9 million common limited partnership units, representing approximately 12.5% of NRP’s outstanding partnership interests.
      During the year ended December 31, 2004, the Company sold its remaining limited partnership units of NRP in three separate transactions occurring in March, June and October. These sales resulted in proceeds of approximately $111.4 million and gains of $91.3 million.
      As of December 31, 2004, the Company had deferred gains from its sales of NRP units totaling $21.8 million, which are included as “Other noncurrent liabilities” in the accompanying Consolidated Balance Sheets. These deferred gains will be recognized over the remaining term of the Company’s leases with NRP, as follows: $7.6 million in 2005, $4.6 million in 2006, $3.9 million in 2007, and a total of $5.7 million from 2008 through 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

6. Accrued Expenses
      Accrued expenses included in current liabilities consist of the following:

	December 31,

	2004	2003

Payroll and related benefits	$32,358	$36,846
Taxes other than income taxes	76,246	49,140
Postretirement benefits other than pension	29,685	26,324
Workers’ compensation	12,774	13,088
Interest	35,102	26,025
Asset retirement obligations	19,632	19,186
Other accrued expenses	11,419	9,705

	$217,216	$180,314

7. Income Taxes
      Significant components of the provision (benefit) for income taxes are as follows:

	December 31,

	2004	2003	2002

Current:
Federal	$7,583	$4,668	$(21,646)
State	—	—	—

Total current	7,583	4,668	(21,646)

Deferred:
Federal	(5,412)	(24,438)	5,788
State	(2,301)	(3,440)	(3,142)

Total deferred	(7,713)	(27,878)	2,646

	$(130)	$(23,210)	$(19,000)

      A reconciliation of the statutory federal income tax expense (benefit) on the Company’s pretax income (loss) to the actual provision (benefit) for income taxes follows:

	December 31,

	2004	2003	2002

Income tax expense (benefit) at statutory rate	$39,760	$(1,005)	$(7,547)
Percentage depletion allowance	(22,807)	(16,211)	(21,366)
State taxes, net of effect of federal taxes	1,729	(2,123)	(4,585)
Change in valuation allowance, affecting provision	(265)	3,543	25,880
Reversal of reserve for capital loss	—	(5,850)	—
Favorable tax settlement	(16,861)	(1,464)	(10,506)
Other, net	(1,686)	(100)	(876)

	$(130)	$(23,210)	$(19,000)

      During 2004, the IRS completed an audit and review of tax returns and claims for tax years 1999 through 2002 resulting in a favorable tax settlement, which includes a $9.7 million reduction in prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
years tax reserves. Also, compensatory stock options were exercised resulting in a tax benefit of $5.0 million that was recorded to paid in capital.
      During 2003, the Company reversed a $5.8 million tax reserve, which was established in prior years, for capital loss deductions which the Company deemed had no value at that time. Capital losses are only deductible to the extent that a company has capital gains. Capital gains generated during 2003 and projected to be generated in future years will fully absorb the capital loss. Also during the year, the Company reversed a $1.5 million tax reserve as a result of filing amended state income tax returns based on prior year IRS audit changes.
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
(In Thousands of Dollars Except Per Share Data)
      Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31,

	2004	2003

Deferred tax assets:
Postretirement benefits other than pension	$152,622	$144,993
Alternative minimum tax credit carryforward	99,582	92,229
Net operating loss carryforwards	74,226	77,127
Reclamation and mine closure	42,776	41,953
Workers’ compensation	32,453	33,239
Plant and equipment	19,143	20,372
Other comprehensive income	16,412	18,918
Tax intangibles	13,880	17,999
Advance royalties	13,303	13,023
Coal Supply Agreements	10,233	—
Other	32,463	41,789

Gross deferred tax assets	507,093	501,642
Valuation allowance	(163,005)	(161,113)

Total deferred tax assets	344,088	340,529

Deferred tax liabilities:
Investment in tax partnerships	38,251	33,230
Coal supply agreements	—	971
Other	30,678	40,604

Total deferred tax liabilities	68,929	74,805

Net deferred tax asset	275,159	265,724
Less current asset	33,933	19,700

Long-term deferred tax asset	$241,226	$246,024

      The Company has federal net operating loss carryforwards for regular income tax purposes of $145.2 million which will expire in the years 2007 to 2022. The Company has an alternative minimum tax credit carryforward of $99.6 million, which may carry forward indefinitely to offset future regular tax in excess of alternative minimum tax.
      The Company has recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. These deferred tax assets include a portion of the alternative minimum tax credits and some of the deductible temporary differences that will likely not be realized at the maximum effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      Such valuation allowance consisted of the following components at December 31 on the years indicated:

	2004	2003

Unrealized future deductible temporary differences	$114,776	$117,564
Unutilized alternative minimum tax credits	48,229	43,549

Valuation Allowance at December 31	$163,005	$161,113

8. Debt and Financing Arrangements
      Debt consists of the following:

	December 31,

	2004	2003

Indebtedness to banks under lines of credit	$—	$—
Indebtedness to banks under revolving credit agreement,
expiring December 22, 2009 (weighted average rate at December 31, 2004 — 4.73%)	25,000	—
6.75% senior notes ($950.0 million face value) due July 1, 2013	961,613	700,000
Promissory note	17,523	—
Other	7,011	6,371

	1,011,147	706,371
Less current portion	9,824	6,349

Long-term debt	$1,001,323	$700,022

      On December 22, 2004, the Company entered into a $700.0 million revolving credit facility that matures on December 22, 2009. The rate of interest on borrowings under the credit facility is a floating rate based on LIBOR. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. The credit facility replaced the Company’s existing $350.0 million revolving credit facility. At December 31, 2004, the Company had $69.0 million in letters of credit outstanding which, when combined with the $25.0 million of outstanding borrowings under the revolver, resulted in $606.0 million of unused borrowings under the revolver.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      The Company also periodically establishes uncommitted lines of credit with banks. These agreements generally provide for short-term borrowings at market rates. At December 31, 2004, there were $20.0 million of such agreements in effect, of which none were outstanding.
      Aggregate contractual maturities of debt are $10.9 million in 2005, $4.1 million in 2006, $4.0 million in 2007, $4.5 million in 2008, $29.5 million in 2009 and $950.0 million thereafter.
      Terms of the Company’s credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants require the pledging of assets to collateralize the Company’s revolving credit facility. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with all financial covenants at December 31, 2004.

9. Fair Values of Financial Instruments
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts approximate fair value.

Debt: At December 31, 2004 and 2003, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,000.6 million and $728.5 million, respectively.

Interest rate swaps: The fair values of interest rate swaps are based on quoted prices, which reflect the present value of the difference between estimated future amounts to be paid and received. At December 31, 2004 and 2003 the fair value of these swaps are liabilities of $12.4 million and $22.5 million, respectively. This liability is included in other noncurrent liabilities in the Consolidated Balance Sheets.

10. Accrued Workers’ Compensation
      The Company is liable under the federal Mine Safety and Health Act of 1969, as subsequently amended, to provide for pneumoconiosis (black lung) benefits to eligible employees, former employees, and dependents. The Company is also liable under various states’ statutes for black lung benefits. The Company currently provides for federal and state claims principally through a self-insurance program. Charges are being made to operations as determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service.
      In addition, the Company is liable for workers’ compensation benefits for traumatic injuries that are accrued as injuries are incurred. Traumatic claims are either covered through self-insured programs or through state sponsored workers’ compensation programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      Workers’ compensation expense consists of the following components:

	2004	2003	2002

Self-insured black lung benefits:
Service cost	$1,447	$1,491	$916
Interest cost	2,660	2,942	3,060
Net amortization	(1,080)	(247)	(639)

Total black lung disease	3,027	4,186	3,337
Traumatic injury claims and assessments	18,725	14,008	9,038

Total provision	$21,752	$18,194	$12,375

Payments for worker’s compensation benefits	$21,068	$17,072	$9,856
Discount rate	6.00%	6.50%	7.00%
Cost escalation rate	4.00%	4.00%	4.00%
      Net amortization represents the systematic recognition of actuarial gains or losses over a five year period.
      As discussed in Note 2, the Company recognized a pre-tax gain of $4.6 million in 2002 as a result of a workers’ compensation premium adjustment refund from the State of West Virginia.
      Summarized below is information about the amounts recognized in the consolidated balance sheets for workers’ compensation benefits:

	December 31,

	2004	2003

Black lung costs	$51,793	$47,038
Traumatic and other workers’ compensation claims	43,427	43,722

Total obligations	95,220	90,760
Less amount included in accrued expenses	12,774	13,088

Noncurrent obligations	$82,446	$77,672

      The reconciliation of changes in the benefit obligation of the black lung liability is as follows:

	December 31,

	2004	2003

Beginning of year obligation	$46,722	$46,856
Service cost	1,447	1,491
Interest cost	2,660	2,942
Actuarial gain	(1,122)	(1,243)
Benefit and administrative payments	(2,066)	(3,324)

Net obligation at end of year	47,641	46,722
Unrecognized gain	4,152	316

Accrued cost	$51,793	$47,038

      Receivables related to benefits contractually recoverable from others of $0.4 million in both 2004 and 2003 are recorded in other long-term assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

11. Asset Retirement Obligations
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
      The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of costs and productivities. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For idle operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded.
      As discussed in Note 1, effective January 1, 2003, the Company began accounting for its reclamation obligations in accordance with FAS 143. The cumulative effect of this change on periods prior to January 1, 2003 resulted in a charge to income of $3.7 million (net of income taxes of $2.3 million), or $0.07 per share, which is included in the Company’s results of operations for the year ended December 31, 2003. In addition, the net income of the Company, excluding the cumulative effect of accounting change, for the year ended December 31, 2004 is $0.4 million ($0.01 per share) more than it would have been if the Company had continued to account for these obligations under its old method. The net income of the Company, excluding the cumulative effect of accounting change, for the year ended December 31, 2003 is $1.2 million ($0.02 per share) less than it would have been if the Company had continued to account for these obligations under its old method. The unaudited pro forma amounts below reflect the retroactive application of FAS 143 as if the Company had adopted the standard on January 1, 2002 and the corresponding elimination of the cumulative effect of accounting change:

	Year Ended December 31,

	2004	2003	2002

As Reported
Net income (loss) available to common shareholders	$106,519	$10,097	$(2,562)
Basic income (loss) per share	1.91	0.19	(0.05)
Diluted income (loss) per share	1.78	0.19	(0.05)
Pro Forma
Net income (loss) available to common shareholders	$106,519	$13,751	$(5,322)
Basic income (loss) per share	1.91	0.26	(0.10)
Diluted income (loss) per share	1.78	0.26	(0.10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      The following table describes the changes to the Company’s asset retirement obligation for the years ended December 31, 2004 and 2003:

	2004	2003

Balance at January 1 (including current portion)	$162,731	$125,440
Impact of adoption	—	41,198
Accretion expense	12,681	12,999
Additions resulting from property additions	37,784	4,640
Adjustments to the liability from annual recosting	(1,571)	(1,117)
Liabilities settled	(12,028)	(20,429)

Balance at December 31	199,597	162,731
Current portion included in accrued expenses	(19,632)	(19,186)

Long-term liability	$179,965	$143,545

12. Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      Obligations and Funded Status. Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1	$182,946	$166,807	$531,933	$452,476
Service cost	8,861	8,188	4,145	3,637
Interest cost	11,781	11,293	29,695	31,126
Plan amendments	139	—	—	—
Acquisitions	23,380	—	10,748	—
Benefits paid	(15,288)	(11,791)	(29,585)	(26,286)
Transfer from Canyon Fuel Pension Plan	57	4,038	—	—
Other-primarily actuarial (gain) loss	6,187	4,411	(11,066)	70,980

Benefit obligations at December 31	$218,063	$182,946	$535,870	$531,933

CHANGE IN PLAN ASSETS
Value of plan assets at January 1	$151,126	$115,595	$—	$—
Actual return on plan assets	17,974	24,380	—	—
Acquisitions	15,599	—	—	—
Employer contributions	21,641	18,904	29,585	26,286
Benefits paid	(15,288)	(11,791)	(29,585)	(26,286)
Transfer from Canyon Fuel Pension Plan	57	4,038	—	—

Value of plan assets at December 31	$191,109	$151,126	$—	$—

NET AMOUNT RECOGNIZED
Funded status of the plans	$(26,954)	$(31,820)	$(535,870)	$(531,933)
Unrecognized actuarial loss	34,683	34,239	129,753	159,642
Unrecognized prior service gain	(886)	(1,157)	(3,992)	(6,130)

Prepaid (accrued) benefit cost	$6,843	$1,262	$(410,109)	$(378,421)

BALANCE SHEET AMOUNTS
Accrued benefit liabilities	$(17,628)	$(21,436)	$(410,109)	$(378,421)
Intangible asset (Other assets)	592	526	—	—
Minimum pension liability adjustment (accumulated other comprehensive income)	23,879	22,172	—	—

Net asset (liability) recognized	6,843	1,262	(410,109)	(378,421)
Less current portion	(6,843)	(1,262)	29,685	26,324

Long term liability	$—	$—	$(380,424)	$(352,097)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

Other Postretirement Benefits
      The actuarial gain in 2004 resulted from impact of the Medicare Prescription Drug Act implementation discussed below. The actuarial loss in 2003 resulted from changes in certain actuarial assumptions, including an increase in the expected health care cost trend rate and a reduction in the discount rate.

Pension Benefits
      The accumulated benefit obligation for all pension plans was $208.7 million and $172.7 million at December 31, 2004 and 2003, respectively.
      Transfers from the Canyon Fuel Company Pension Plan represent transfers of the benefit obligation (as actuarially determined) and related plan assets for employees who were transferred from Canyon Fuel to Arch Coal in 2004 and 2003.
      Components of Net Periodic Benefit Cost. The following table details the components of pension and other postretirement benefit costs.

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31,	2004	2003	2002	2004	2003	2002

	(In thousands)
Service cost	$8,861	$8,188	$8,031	$4,145	$3,637	$2,903
Interest cost	11,781	11,293	11,268	29,695	31,126	24,265
Expected return on plan assets*	(14,539)	(13,687)	(12,336)	—	—	—
Other amortization and deferral	4,802	1,435	(284)	16,685	21,315	(3,171)

Net benefit cost	$10,905	$7,229	$6,679	$50,525	$56,078	$23,997

*	The Company does not fund its other postretirement liabilities.
      Assumptions. The following table provides the assumptions used to determine the actuarial present value of projected benefit obligations at December 31.

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Weighted Average Assumptions:
Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	3.50%	3.75%	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      The following table provides the assumptions used to determine net periodic benefit cost for years ended December 31.

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Weighted Average Assumptions:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Rate of compensation increase	3.75%	4.25%	4.50%	N/A	N/A	N/A
Expected return on plan assets	8.50%	9.00%	9.00%	N/A	N/A	N/A
      The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes Modern Portfolio Theory modeling techniques in the development of its return assumptions. This technique projects rates of returns that can be generated through various asset allocations that lie within the risk tolerance set forth by members of the Company’s Pension Committee. The risk assessment provides a link between a Pension’s risk capacity, management’s willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets. For the determination of net periodic benefit cost in 2005, the Company will utilize an expected rate of return of 8.50%.
      The following table provides information regarding the assumed health care cost trend rates at December 31.

	2004	2003

Health care cost trend rate assumed for next year	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010
      The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point each year would increase the accumulated postretirement obligation as of December 31, 2004 by $66.2 million, or 12.4%, and the net periodic postretirement benefit cost for 2004 by $4.0 million, or 7.9%.
      Plan Assets. The Company’s pension plan weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at
	December 31,

	2004	2003

Equity securities	67%	69%
Debt securities	28%	28%
Cash and equivalents	5%	3%

Total	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
targets on a periodic basis and rebalances among investments as necessary. The Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.
      Cash Flows. The Company currently does not anticipate making any contributions to its pension plan in 2005.
      The following represents expected future benefit payments, which reflect expected future service, as appropriate:

		Other
	Pension	Postretirement
	Benefits	Benefits

2005	$18,429	$29,274
2006	19,636	28,441
2007	19,793	30,794
2008	20,487	31,832
2009	20,883	33,018
Years 2010-2014	105,579	190,080

	$204,807	$343,439

      Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003. On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has included the effects of the Act in its financial statements for the year ending December 31, 2004 in accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). Incorporation of the provisions of the Act resulted in a reduction of the Company’s postretirement benefit obligation of $68.0 million. Postretirement medical expenses for fiscal year 2004 after incorporation of the provisions of the Act resulted in an amount of $18.2 million less than that previously anticipated (substantially all of which is recorded as a component of cost of coal sales). The benefit for the year ending December 31, 2004 was partially offset by increased costs resulting from changes to other actuarial assumptions that were incorporated at the beginning of the year.

Multi-employer Pension and Benefit Plans
      Under the labor contract with the United Mine Workers of America (“UMWA”), the Company made no payments in 2004, 2003 and 2002 into a multi-employer defined benefit pension plan trust established for the benefit of union employees. Payments are based on hours worked and are expensed as hours are incurred. Under the Multi-employer Pension Plan Amendments Act of 1980, a contributor to a multi-employer pension plan may be liable, under certain circumstances, for its proportionate share of the plan’s unfunded vested benefits (withdrawal liability). The Company is not aware of any circumstances that would require it to reflect its share of unfunded vested pension benefits in its financial statements. At December 31, 2004, approximately 13% of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
workforce was represented by the UMWA under a collective bargaining agreement that is effective through December 31, 2006.
      The Coal Industry Retiree Health Benefit Act of 1992 (“Benefit Act”) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers), transfers of monies in 1993 and 1994 from an overfunded pension trust established for the benefit of retired UMWA members, and transfers from the Abandoned Mine Lands Fund (funded by a federal tax on coal production) commencing in 1995. The Company treats its obligation under the Benefit Act as a participation in a multi-employer plan and records expense as premiums are paid. The Company recorded expense of $6.0 million in 2004, $5.1 million in 2003, and $3.2 million in 2002 for premiums pursuant to the Benefit Act.

Other Plans
      The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s contributions to the plans were $8.8 million in 2004, $8.3 million in 2003, and $8.4 million in 2002.

13. Capital Stock
      On November 24, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement allows us to offer, from time to time, an aggregate of up to $1.0 billion in debt securities, preferred stock, depositary shares, purchase contracts, purchase units, common stock and related rights and warrants.
      On October 28, 2004, the Company completed a public offering of 7,187,500 common shares at $33.85 per share. The proceeds from the offering, net of the underwriters’ discount and related expenses, were $230.5 million. Net proceeds from the offering were used primarily to repay borrowings under the Company’s revolving credit facility incurred to finance the acquisition of Triton and the first annual payment under the Little Thunder lease, and the remaining net proceeds will be used for general corporate purposes, including the development of the Mountain Laurel mine complex in the Central Appalachia Basin.
      On January 31, 2003, the Company completed a public offering of 2,875,000 shares of 5% Perpetual Cumulative Convertible Preferred Stock. The net proceeds realized by the Company from the offering of $139.0 million were used to reduce indebtedness under the Company’s revolving credit facility, and for working capital and general corporate purposes. Dividends on the preferred stock are cumulative and payable quarterly at the annual rate of 5% of the liquidation preference. Each share of the preferred stock is initially convertible, under certain conditions, into 2.3985 shares of the Company’s common stock. The preferred stock is redeemable, at the Company’s option, on or after January 31, 2008 if certain conditions are met. The holders of the preferred stock are not entitled to voting rights on matters submitted to the Company’s common shareholders. However, if the Company fails to pay the equivalent of six quarterly dividends, the holders of the preferred stock will be entitled to elect two directors to the Company’s board of directors.
      On September 14, 2001, the Company’s Board of Directors approved a stock repurchase plan, under which the Company may repurchase up to 6.0 million of its shares of common stock from time to time. Through December 31, 2004, the Company repurchased 357,200 shares of its common stock for $5.0 million pursuant to the plan at an average price of $14.13 per share. The repurchased shares are being held in the Company’s treasury, which the Company accounts for using the average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
cost method. Future repurchases under the plan will be made at management’s discretion and will depend on market conditions and other factors.

14. Stockholder Rights Plan
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

15. Stock Incentive Plan and Other Incentive Plans
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
      As of December 31, 2004, stock options, performance units, restricted stock units and price contingent stock awards were the types of awards granted. Each is discussed more fully below.

Stock Options
      Stock options are generally subject to vesting provisions of at least one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
grant. Information regarding stock options under the Company Incentive Plan is as follows for the years ended December 31, 2004, 2003 and 2002 (Options in thousands):

	2004		2003		2002

		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at January 1	4,622	$21.29	5,485	$20.85	3,153	$21.32
Granted	6	33.61	114	19.23	2,443	20.38
Exercised	(1,658)	22.15	(771)	17.54	(31)	10.69
Canceled	(5)	21.46	(206)	22.60	(80)	22.51

Options outstanding at December 31	2,965	20.85	4,622	21.29	5,485	20.85

Options exercisable at December 31	1,783	$21.15	2,692	$21.94	1,115	$19.76
Options available for grant at December 31	2,677		2,981		2,886
      The Company applies APB 25 and related Interpretations in accounting for the Company Incentive Plan. Accordingly, no compensation expense has been recognized for the fixed stock option portion of the Company Incentive Plan. The after-tax fair value of options granted in 2004, 2003 and 2002 was determined to be $0.1 million, $0.7 million and $14.9 million, respectively, which for purposes of the pro forma disclosure in Note 1 is recognized as compensation expense over the options’ vesting period. The fair value of the options was determined using the Black-Scholes option pricing model and the weighted average assumptions noted below. Substantially all stock options granted vest ratably over four years.

	2004	2003	2002

Weighted average fair value per share of options granted	$15.38	$8.33	$8.41
Assumptions (weighted average)
Risk-free interest rate	3.65%	2.84%	2.96%
Expected dividend yield	1.0%	1.5%	2.0%
Expected volatility	52.7%	53.5%	52.7%
Expected life (in years)	5.0	5.0	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      The table below shows pertinent information on options outstanding at December 31, 2004 (Options in thousands):

		Options Outstanding		Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise prices	Outstanding	(Years)	Price	Exercisable	Price

$8.50-$10.69	159	4.46	$10.56	159	$10.56
$16.09-$21.95	1,103	7.10	18.82	484	19.55
$22.00-$22.90	1,561	4.94	22.71	1,012	22.78
$23.45-$35.30	142	3.01	27.70	128	27.69

$8.50-$35.30	2,965	5.63	$20.85	1,783	$21.15

Performance Units
      Performance stock or unit awards can be earned by the recipient if the Company meets certain pre-established performance measures. Until earned, the performance awards are nontransferable, and when earned, performance awards are payable in cash, stock, or restricted stock as determined by the Company’s Board of Directors. In January 2004, the Company granted performance unit awards that are earned if the Company meets certain financial, safety and environmental targets during the three years ending December 31, 2006. Amounts accrued during 2004 for these awards totaled $3.1 million. During the fourth quarter of 2003, the Company’s Board of Directors approved awards under a four-year performance unit plan that began in 2000 totaling $19.6 million (including $1.9 million awarded to employees of Canyon Fuel), which was paid in cash in the first quarter of 2004.

Restricted Stock Unit Awards
      On January 14, 2004 and January 30, 2004, the Company granted restricted stock unit awards of 38,807 and 110,383 shares, respectively. The fair value of the units on the date of grants was $30.88 and $27.62 per share, respectively. The restricted stock units require no payment from the employee. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period of three years. During the vesting period, the employee receives compensation equal to dividends declared on common shares. Amounts accrued during 2004 for these awards totaled $2.4 million.
      On December 18, 2002, the Company granted a restricted stock unit award of 50,000 shares. The fair value of the shares on the date of grant was $21.11 per share. The units will vest in their entirety on January 31, 2008. The Company will recognize compensation expense in the amount of the total fair value of the grant ratably over the vesting period of the award.

Price Contingent Stock Awards
      On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vests only if the Company’s stock price reaches an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. The award can be paid in either Company stock or in cash, at the discretion of the Company’s Board of Directors. This grant has been accounted for in accordance with APB 25 in the accompany-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
ing financial statements. Under APB 25, no compensation expense is recorded for this type of award until the performance contingency is met. If the performance contingency is met prior to the adoption of FAS 123R on July 1, 2005, the Company will recognize compensation expense equal to the number of shares multiplied by the stock price on the date the contingency is met.

16. Concentration of Credit Risk and Major Customers
      The Company places its cash equivalents in investment-grade short-term investments and limits the amount of credit exposure to any one commercial issuer.
      The Company markets its coal principally to electric utilities in the United States. Sales to customers in foreign countries were $134.0 million for the year ended December 31, 2004. As of December 31, 2004 and 2003, accounts receivable from electric utilities located in the United States totaled $127.7 million and $92.2 million, respectively, or 71% and 78% of total trade receivables for 2004 and 2003, respectively. Generally, credit is extended based on an evaluation of the customer’s financial condition, and collateral is not generally required. Credit losses are provided for in the financial statements and historically have been minimal.
      The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 123.1 million tons of coal in 2004. Approximately 76% of this tonnage (representing 70% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Prices for coal sold under long-term contracts ranged from $5.15 to $86.64 per ton. Long-term contracts ranged in remaining life from one to 13 years. Some of these contracts include pricing which is above current market prices. Sales (including spot sales) to major customers were as follows (in thousands):

	2004	2003	2002

Progress Energy	228,203	165,514	77,076
AEP	173,528	222,580	233,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

17. Earnings (Loss) Per Share
      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	2004

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount

Basic EPS:
Net income	$113,706	55,901	$2.04
Preferred stock dividends	(7,187)		(0.13)

Basic income available to common shareholders	$106,519		$1.91

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock grants	—	937
Effect of common stock equivalents arising from convertible preferred stock	7,187	6,896

Diluted EPS:
Diluted income available to common shareholders	$113,706	63,734	$1.78

	2003

Basic EPS:
Net income before cumulative effect of accounting change	$20,340	52,511	$0.39
Cumulative effect of accounting change	(3,654)		(0.07)
Preferred stock dividends	(6,589)		(0.13)

Basic income available to common shareholders	$10,097		$0.19

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options	—	374

Diluted EPS:
Net income before cumulative effect of accounting change	$20,340	52,885	$0.38
Cumulative effect of accounting change	(3,654)		(0.07)
Preferred stock dividends	(6,589)		(0.12)

Diluted income available to common shareholders	$10,097		$0.19

2002

Basic and diluted EPS:
Net loss	$(2,562)	52,374	$(0.05)
      At December 31, 2003 and 2002, 0.2 million, and 3.8 million shares, respectively, were not included in the diluted earnings per share calculation since the exercise price is greater than the average market price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
      At December 31, 2004 and 2003, the Company had outstanding 2,875,000 shares of preferred stock that are convertible, at the option of the holder, into 6,896,000 shares of the Company’s common stock. The effect of the preferred stock was anti-dilutive, and therefore, not included in the diluted earnings per share calculation for 2003.
      For the year 2002, employee stock options did not have a dilutive impact because the Company incurred a loss in that period.

18. Sale and Leaseback
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

19. Related Party Transactions
      The Company received administration and production fees from Canyon Fuel for managing the Canyon Fuel operations through July 31, 2004. The fee arrangement was calculated annually and approved by the Canyon Fuel Management Board. The production fee was calculated on a per-ton basis while the administration fee represented the costs incurred by the Company’s employees related to Canyon Fuel administrative matters. The fees recognized as other operating income by the Company and as expense by Canyon Fuel were $4.8 million, $8.5 million and $9.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts receivable from Canyon Fuel were $6.5 million as of December 31, 2003 and are classified as other receivables in the Consolidated Balance Sheets.
      From October 2002 through October 2004, the Company held an ownership interest in NRP. The Company leases certain coal reserves from NRP and pays royalties to NRP for the right to mine those reserves. Terms of the leases require the Company to prepay royalties with those payments recoupable against production. Amounts recognized as cost of coal sales for royalties paid to NRP during the years ended December 31, 2004, 2003 and 2002 were $15.4 million, $12.6 million and $2.1 million, respectively. Amounts paid to NRP and included in the accompanying balance sheet as prepaid royalties as of December 31, 2004 and 2003 were $1.3 million and $1.5 million, respectively.

20. Commitments and Contingencies
      The Company leases equipment, land and various other properties under noncancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term. Rental expense related to these operating leases amounted to $22.7 million in 2004, $17.4 million in 2003, and $19.0 million in 2002. The Company has also entered into various non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. On September 22, 2004, the Company was the successful bidder in a federal auction of certain mining rights in the 5,084-acre Little Thunder tract in the Powder River Basin of Wyoming. The Company’s lease bonus bid amounted to $611.0 million for the tract that is to be paid in five equal installments of $122.2 million. The first $122.2 million installment was paid in September 2004 with the remaining four annual payments to be paid in fiscal years 2006 through 2009. These remaining lease bonus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
payments are reflected below as a component of “Royalties”. The tract contains approximately 719.0 million mineable tons of high Btu, low-sulfur coal and is adjacent to the Company’s Black Thunder mine.
      Minimum payments due in future years under these agreements in effect at December 31, 2004 are as follows (in thousands):

	Operating
	Leases	Royalties

2005	$25,282	$32,227
2006	23,310	155,466
2007	21,457	153,854
2008	19,713	149,384
2009	16,073	148,603
Thereafter	29,066	72,715

	$134,901	$712,249

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
      The Company holds a 17.5% general partnership interest in Dominion Terminal Associates (“DTA”), which operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. DTA leases the facility from Peninsula Ports Authority of Virginia (“PPAV”) for amounts sufficient to meet debt-service requirements. Financing is provided through $132.8 million of tax-exempt bonds issued by PPAV (of which the Company is responsible for 17.5%, or $23.2 million) which mature July 1, 2016. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use its share of the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. On a cumulative basis, costs exceeded cash advances by $13.9 million at December 31, 2004 (such amount is included in other noncurrent liabilities). Future payments for fixed operating costs and debt service are estimated to approximate $2.7 million annually through 2015 and $26.0 million in 2016.
      In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $211.5 million at December 31, 2004, of which none is recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

21. Cash Flow
      The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:

	2004	2003	2002

Decrease (increase) in operating assets:
Receivables	$(31,570)	$18,805	$14,028
Inventories	(12,422)	(2,857)	(6,666)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(6,780)	8,844	(4,711)
Income taxes	(4,215)	(13,822)	(15,826)
Accrued postretirement benefits other than pension	18,019	27,558	(1,559)
Asset retirement obligations	(7,555)	(20,606)	6,336
Accrued workers’ compensation	(1,257)	(3,313)	2,217
Other noncurrent liabilities	(21,626)	(14,984)	1,547

Changes in operating assets and liabilities	$(67,406)	$(375)	$(4,634)

22. Segment Information
      The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB), Central Appalachia (CAPP) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine (into which the North Rochelle mine was integrated) and one idle surface mine. The Company’s operations in Central Appalachia are located in southern West Virginia, eastern Kentucky, and Virginia and include 14 underground mines and eight surface mines. The Company’s Western Bituminous operations are located in southern Wyoming, Colorado and Utah and include four underground mines (one of which was idled in May 2004) and two surface mines (which were both put into reclamation mode in 2004).
      Operating segment results for the years ended December 31, 2004, 2003, and 2002 are presented below. Results for the operating segments include all direct costs of mining. Corporate,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)
Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
December 31, 2004	PRB	CAPP	WBIT	Eliminations	Consolidated

Coal sales	$582,421	$1,126,258	$198,489	$—	$1,907,168
Income from equity investments	—	—	8,410	2,418	10,828
Income from operations	72,441	39,196	18,145	48,264	178,046
Total assets	1,154,317	2,088,224	1,663,764	(1,649,770)	3,256,535
Depreciation, depletion and amortization	78,074	62,761	24,113	1,374	166,322
Capital expenditures	55,035	84,450	23,276	129,844	292,605
Operating cost per ton	6.19	34.84	15.71

				Corporate,
				Other and
December 31, 2003	PRB	CAPP	WBIT	Eliminations	Consolidated

Coal sales	$409,352	$917,981	$108,155	$—	$1,435,488
Income from equity investments	—	—	19,707	14,683	34,390
Income (loss) from operations	57,118	(43,872)	22,951	4,174	40,371
Total assets	975,796	1,964,384	1,087,508	(1,640,039)	2,387,649
Equity investments	—	—	146,180	25,865	172,045
Depreciation, depletion and amortization	44,202	64,980	18,851	30,431	158,464
Capital expenditures	18,351	47,527	8,971	57,578	132,427
Operating cost per ton	5.45	30.87	15.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

				Corporate,
				Other and
December 31, 2002	PRB	CAPP	WBIT	Eliminations	Consolidated

Coal sales	$390,097	$966,514	$113,440	$3,507	$1,473,558
Income from equity investments	—	—	7,774	2,318	10,092
Income from operations	31,942	5,547	21,842	(30,054)	29,277
Total assets	883,249	1,939,567	385,981	(1,025,989)	2,182,808
Equity investments	—	—	160,787	70,764	231,551
Depreciation, depletion and amortization	47,992	71,583	21,393	33,784	174,752
Capital expenditures	37,333	49,591	14,027	36,138	137,089
Operating cost per ton	5.31	28.26	14.53
      Reconciliation of segment income from operations to consolidated income (loss) before income taxes and cumulative effect of accounting change:

	2004	2003	2002

Total Segment Income from Operations	$178,046	$40,371	$29,277
Interest expense	(62,634)	(50,133)	(51,922)
Interest income	6,130	2,636	1,083
Other non-operating (expense) income	(7,966)	4,256	—

Income (loss) before income taxes and cumulative effect of accounting change	$113,576	$(2,870)	$(21,562)

23. Quarterly Financial Information (Unaudited)
      Quarterly financial data for 2004 and 2003 is summarized below:

	March 31	June 30	September 30	December 31

	(a)(b)(c)	(a)(b)(c)	(a)(b)(d)	(a)(b)(e)(f)(g)
2004:
Coal sales	$403,490	$422,778	$527,775	$553,125
Gross profit	19,689	23,449	36,370	23,054
Income from operations	106,909	24,870	26,335	19,932
Net income available to common shareholders	68,186	9,311	8,979	20,043
Basic earnings per common share(l)	1.27	0.17	0.16	0.33
Diluted earnings per common share(l)	1.14	0.17	0.16	0.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

	March 31	June 30	September 30	December 31

	(h)(i)	(b)(i)(j)	(b)(j)	(a)(b)(k)
2003:
Coal sales	$327,390	$378,892	$354,276	$374,930
Gross profit	(12,042)	2,043	5,244	1,171
Income (loss) from operations	(6,265)	9,367	6,526	30,743
Net income (loss) available to common shareholders before cumulative effect of accounting change	(14,384)	(3,254)	9,252	22,137
Net income (loss) available to common shareholders	(18,038)	(3,254)	9,252	22,137
Basic earnings (loss) per common share(l)	(0.34)	(0.06)	0.18	0.42
Diluted earnings (loss) per common share(l)	(0.34)	(0.06)	0.18	0.40

(a)	During 2004 and 2003, the Company sold its investment in Natural Resource Partners in four separate transactions occurring in December 2003 and March, June and October 2004. The Company recognized a gain of $42.7 million in the fourth quarter of 2003 and gains of $89.6 million, $0.3 million, $0.3 million and $1.1 million in the four quarters of 2004, respectively.

(b)	In connection with the Company’s repayment of Arch Western’s term loans in 2003, the Company recognized expenses of $8.3 million and $4.3 million in 2004 and 2003, respectively, related to the costs resulting from the termination of hedge accounting for interest rate swaps. For 2004, this amount was recognized ratably throughout the year. For 2003, amounts recognized were $0.1 million in the second quarter and $2.1 million in both the third and fourth quarters. During 2004 and 2003, the Company also recognized expenses of $0.7 million and $4.7 million, respectively, related to early debt extinguishment costs. Amounts for 2004 were recognized in the fourth quarter, while amounts for 2003 were recognized in the second quarter. Additionally, subsequent to the termination of hedge accounting for interest rate swaps, the Company recognized income of $13.4 million in 2003 ($1.0 million in the second quarter, $10.6 million in the third quarter, and $1.8 million in the fourth quarter) related to changes in the market value of the swaps.

(c)	During the year ending December 31, 2004, Canyon Fuel, which was accounted for under the equity method through July 31, 2004, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the year ended December 31, 2004. The Company’s share of these costs totals $2.1 million and is reflected in income from equity investments. The impact on the 2004 financial results was a charge of $1.2 million during the first quarter and a charge of $0.9 million in the second quarter.

(d)	During the third quarter of 2004, the Company was notified by the IRS that it would receive additional black lung excise tax refunds and interest related to black lung claims that were originally denied by the IRS in 2002. The Company recognized a gain of $2.8 million ($2.1 million refund and $0.7 million of interest) related to the claims. The $2.1 million refund was recorded as a component of cost of coal sales, while the $0.7 million of interest was recorded as interest income.

(e)	During the fourth quarter of 2004, the Company assigned its rights and obligations on a parcel of land to a third party resulting in a gain of $5.8 million. The gain is reflected in other operating income.

(f)	During 2004, the Company filed a royalty rate reduction request with the BLM for its West Elk mine in Colorado. The BLM notified the Company that it would receive a royalty rate reduction for a specified number of tons representing a retroactive portion for the year totaling $2.7 million. The retroactive portion was recognized as a component of cost of coal sales in the Consolidated Statement of Operations.

(g)	In connection with the settlement of tax audits for prior years, the Company recorded interest income of $2.2 million during the fourth quarter of 2004 related to federal income tax refunds. This amount is reflected as interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In Thousands of Dollars Except Per Share Data)

(h)	On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations. Implementation of this pronouncement resulted in a cumulative effect of accounting change of $3.7 million (net of tax).

(i)	During the year ending December 31, 2003, the Company instituted ongoing cost reduction efforts throughout its operations. These cost reduction efforts included the termination of approximately 100 employees at the Company’s corporate headquarters and its Central Appalachia mining operations and the recognition of expenses related to severance of $2.6 million. Of this amount, $0.6 million was recorded during the first quarter of 2003, with the remainder recorded during the second quarter.

(j)	During the year ended December 31, 2003, the Company was notified by the State of Wyoming of a favorable ruling relating to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the 2003 financial results was a gain of $3.3 million during the second quarter and expense of $0.8 million in the third quarter.

(k)	During the fourth quarter of 2003, the Company recognized expenses of $15.0 million for amounts earned under a long-term incentive compensation plan.

(l)	The sum of the quarterly earnings (loss) per common share amounts may not equal earnings (loss) per common share for the full year because per share amounts are computed independently for each quarter and for the year based on the weighted average number of common shares outstanding during each period.
24. Events (unaudited) Subsequent to Date of Independent Auditors’ Report
On December 31,2005, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Magnum Coal Company (“Magnum”). Pursuant to the Purchase Agreement, Arch sold stock in four of its active Central Appalacian mining operations, representing a total of 455 million tons of reserves, to Magnum. These mining properties together had sales of 14.0 million tons through December 31, 2004.

SCHEDULE II
ARCH COAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		ADDITIONS
		CHARGED
	BALANCE AT	TO COSTS	CHARGED				BALANCE AT
	BEGINNING	AND	TO OTHER				END OF
	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS(1)		YEAR

Year Ended December 31, 2004
Reserves deducted from Asset Accounts
Other Assets — Other Notes and Accounts Receivable	$1,469	$570	$962	(2)	$—		$3,001
Current Assets — Supplies Inventory	18,763	1,746	3,010	(2)	543		22,976
Deferred Income Taxes	161,113	—	2,157	(3)	265		163,005
Year Ended December 31, 2003
Reserves deducted from Asset Accounts
Other Assets — Other Notes and Accounts Receivable	3,894	1,315	—		3,740	(5)	1,469
Current Assets — Supplies Inventory	17,515	1,583	—		335		18,763
Deferred Income Taxes	145,603	3,543	11,967	(4)	—		161,113
Year Ended December 31, 2002
Reserves deducted from Asset Accounts
Other Assets — Other Notes and Accounts Receivable	544	3,409	—		59		3,894
Current Assets — Supplies Inventory	16,598	1,831	—		914		17,515
Deferred Income Taxes	119,723	25,880	—		—		145,603

(1)	Reserves utilized, unless otherwise indicated.

(2)	Balance at acquisition date of subsidiaries.

(3)	Amount represents the valuation allowance for tax benefits from the exercise of employee stock options. The benefit, net of valuation allowance, was recorded as paid-in capital.

(4)	Amount represents state net operating loss carryforwards identified in 2003 which were fully reserved.

(5)	Amount includes $1.6 million that was recognized as income upon collection of the related receivable.

     Exhibits filed as part of this Annual Report on Form 10-K are as follows:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.1	Form of Rights Agreement, dated March 3, 2000 (incorporated by reference to Exhibit 1 to the registrant’s Current Report on Form 8-A filed on March 9, 2000).

4.2	Description of Indenture pursuant to Shelf Registration Statement (incorporated herein by reference to the Registration Statement on Form S-3 (Registration No. 333-58738) filed by the registrant on April 11, 2001).

4.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the registrant’s 5% Perpetual Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 3 to the Registration Statement on Form 8-A filed by the registrant on March 5, 2003).

4.4	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.5	Credit Agreement, dated as of December 22, 2004, by and among Arch Coal, Inc., the Banks party thereto, PNC Bank, National Association, as administrative agent, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as co-syndication agents, and Fleet National Bank, as documentation agent (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on December 28, 2004).

10.1	Amended and Restated Retention Agreement between Arch Coal, Inc. and Steven F. Leer, dated October 1, 2004 (incorporated by referenced to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Form of Retention Agreement between Arch Coal, Inc. and each of its Executive Officers (other than its Chief Executive Officer) (incorporated by referenced to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	Deed of Lease and Agreement between Dingess-Rum Coal Company and Amherst Coal Company (predecessor to Ark Land Company), dated June 1, 1962, as supplemented January 1, 1968, June 1, 1973, July 1, 1974 and November 12, 1987; Lease Exchange Agreement dated July 2, 1979 amended as of January 1, 1984, January 7, 1993 and February 24, 1993; Partial Release dated as of May 6, 1988; Assignments dated March 15, 1990 and October 5, 1990 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).

10.4	Agreement of Lease by and between Shonk Land Company, Limited Partnership and Lawson Hamilton (predecessor to Ark Land Company), dated February 8, 1983, as amended October 7, 1987, March 9, 1989, April 1, 1992, October 31, 1992, December 5, 1992, February 16, 1993, August 4, 1994, October 1, 1995, July 31, 1996 and November 27, 1996 (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).

10.5	Lease between Little Coal Land Company and Ashland Land & Development Co., a wholly-owned subsidiary of Ashland Coal, Inc. which was merged into Allegheny Land Company, a second tier subsidiary of the registrant (incorporated herein by reference to Exhibit 10.11 of a Post-Effective Amendment No.1 to a Registration Statement on Form S-1 (Registration No.33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

Exhibit	Description
10.6	Agreement of Lease dated January 1, 1988, between Courtney Company and Allegheny Land Company (legal successor by merger with Allegheny Land Co. No. 2, the assignee of Primeacre Land Corporation under October 5, 1992, assignments), a second-tier subsidiary of the registrant (incorporated herein by reference to Exhibit 10.3 to Ashland Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.7	Lease between Dickinson Properties, Inc., the Southern Land Company, and F. B. Nutter, Jr. and F. B. Nutter, Sr., predecessors in interest to Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the registrant that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.14 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

10.8	Lease Agreement between Fielden B. Nutter, Dorothy Nutter and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the registrant that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.22 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

10.9	Lease and Modification Agreement between Horse Creek Coal Land Company, Ashland and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the registrant that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.24 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

10.10	Lease Agreement between C. C. Lewis Heirs Limited Partnership and Allegheny Land Company, a second-tier subsidiary of the registrant (incorporated herein by reference to Exhibit 10.25 of a Post-Effective Amendment No 1 to a Registration Statement on Form S-1 (Registration No.33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

10.11	Sublease between F. B. Nutter, Sr., et al., and Hobet Mining & Construction Co., Inc., an independent operating subsidiary of the registrant that subsequently changed its name to Hobet Mining, Inc. (incorporated herein by reference to Exhibit 10.27 of a Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 (Registration No. 33-22425), as amended, filed by Ashland Coal, Inc. on August 11, 1988).

10.12	Coal Lease Agreement dated as of March 31, 1992, among Hobet Mining, Inc. (successor by merger with Dal-Tex Coal Corporation) as lessee and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on [April 6, 1992 filed by Ashland Coal, Inc.]).

10.13	Lease dated as of October 1, 1987, between Pocahontas Land Corporation and Mingo Logan Collieries Company whose name is now Mingo Logan Coal Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed by Ashland Coal, Inc. on February 14, 1990).

10.14	Consent, Assignment of Lease and Guaranty dated January 24, 1990, among Pocahontas Land Corporation, Mingo Logan Coal Company, Mountain Gem Land, Inc. and Ashland Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Current Report on Form 8-K filed by Ashland Coal, Inc. on February 14, 1990).

10.15	Federal Coal Lease dated as of June 24, 1993 between the United States Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.16	Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.17	Federal Coal Lease dated as of July 19, 1997 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit	Description
10.18	Federal Coal Lease dated as of January 24, 1996 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.19	Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20	Federal Coal Lease effective as of May 1, 1995 between the United States Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.21	Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.22	Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.23	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on February 10, 2005).

10.24	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	Coal Lease (WYW71692) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26	Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).

10.27	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the registrant on February 28, 2005).

10.28	Arch Coal, Inc. (formerly Arch Mineral Corporation) Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-8 (Registration No. 333-68131) filed by the registrant on December 1, 1998).

10.29	Arch Coal, Inc. 1997 Stock Incentive Plan (as Amended and Restated on February 28, 2002) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.30	Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).

10.31	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan effective January 1, 1999 (incorporated herein by reference to Exhibit 10.30 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.32	Second Amendment to the Arch Mineral Corporation Supplemental Retirement Plan effective January 1, 1998 (incorporated herein by reference to Exhibit 10.31 of the registrant’s Annual

Exhibit	Description
Report on Form 10-K for the year ended December 31, 1998).

10.33	Purchase and Sale Agreement, dated as of December 31, 2005, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 6, 2006).

13.1	Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2004.

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (incorporated herein by reference to Exhibit 21.1 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of Robert J. Messey.

*	Exhibits 10.27, 10.28, 10.29, 10.30 and 10.32 are executive compensation plans.

Signatures
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ Steven M. Leer

Steven M. Leer
President and Chief Executive Officer

January 6, 2006

Signatures	Capacity
/s/ Steven F. Leer Steven F. Leer	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert J. Messey Robert J. Messey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John W. Lorson John W. Lorson	Controller (Principal Accounting Officer)

* James R. Boyd	Director

* Frank M. Burke	Director

* Patricia Fry Godley	Director

* Douglas H. Hunt	Director

* Thomas A. Lockhart	Director

* A. Michael Perry	Director

* Robert G. Potter	Director

* Theodore D. Sands	Director

* Wesley M. Taylor	Director

*By:	/s/ Robert G. Jones

Robert G. Jones
Attorney-in-fact