Form 10-Q
period 2006-03-31
ARCH COAL INC
filed 2006-05-09
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 1-13105
Arch Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number

One CityPlace Drive, Suite 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 3, 2006, there were 71,499,580 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Coal sales	$634,553	$600,464

Costs, expenses and other
Cost of coal sales	482,950	519,641
Depreciation, depletion and amortization	45,821	50,903
Selling, general and administrative expenses	17,881	22,276
Other operating income, net	(6,236)	(18,308)

	540,416	574,512

Income from operations	94,137	25,952

Interest expense, net
Interest expense	(16,072)	(18,072)
Interest income	1,915	1,846

	(14,157)	(16,226)

Other non-operating income (expense)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,658)	(2,066)
Other non-operating income (expense)	265	(385)

	(1,393)	(2,451)

Income before income taxes	78,587	7,275

Provision for income taxes	17,900	700

Net income	60,687	6,575

Preferred stock dividends	(63)	(1,797)

Net income available to common stockholders	$60,624	$4,778

Earnings per common share
Basic earnings per common share	$0.85	$0.08
Diluted earnings per common share	$0.84	$0.07

Basic weighted average shares outstanding	71,329	62,782
Diluted weighted average shares outstanding	72,438	63,792

Common dividends declared per share	$0.08	$0.08
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,282	$260,501
Trade receivables	230,943	179,220
Other receivables	36,465	40,384
Inventories	96,140	130,720
Prepaid royalties	11,810	2,000
Deferred income taxes	88,461	88,461
Other	43,568	28,278

Total current assets	547,669	729,564

Property, plant and equipment, net	2,041,669	1,829,626

Other assets
Prepaid royalties	113,736	106,393
Goodwill	40,032	40,032
Deferred income taxes	221,448	223,856
Other	122,796	121,969

Total other assets	498,012	492,250

Total assets	$3,087,350	$3,051,440

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$220,889	$256,883
Accrued expenses	207,655	245,656
Current portion of long-term debt	73,369	10,649

Total current liabilities	501,913	513,188

Long-term debt	970,702	971,755
Asset retirement obligations	169,608	166,728
Accrued postretirement benefits other than pension	41,020	41,326
Accrued workers’ compensation	55,108	53,803
Other noncurrent liabilities	125,989	120,399

Total liabilities	1,864,340	1,867,199

Stockholders’ equity
Preferred stock	2	2
Common stock	720	719
Paid-in capital	1,363,899	1,367,470
Retained deficit	(135,570)	(164,181)
Unearned compensation	—	(9,947)
Treasury stock, at cost	(1,190)	(1,190)
Accumulated other comprehensive loss	(4,851)	(8,632)

Total stockholders’ equity	1,223,010	1,184,241

Total liabilities and stockholders’ equity	$3,087,350	$3,051,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating activities
Net income	$60,687	$6,575
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	45,821	50,903
Prepaid royalties expensed	1,776	5,404
Net gain on disposition of assets	(255)	(18,792)
Employee stock-based compensation expense	3,064	656
Other non-operating expense	1,393	2,451
Changes in:
Trade receivables	(47,804)	(41,029)
Inventories	(6,098)	(4,782)
Accounts payable and accrued expense	(71,405)	33,837
Income taxes	17,868	4,545
Other	421	1,147

Cash provided by operating activities	5,468	40,915

Investing activities
Capital expenditures	(263,100)	(58,237)
Purchases of investments/advances to affiliates	(2,955)	—
Proceeds from dispositions of property, plant and equipment	255	19,079
Additions to prepaid royalties	(18,930)	(20,100)

Cash used in investing activities	(284,730)	(59,258)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	65,000	(28,289)
Payments on long-term debt	(2,992)	—
Debt financing costs	(476)	(1,902)
Dividends paid	(5,805)	(6,854)
Issuance of common stock under incentive plans	3,316	22,914

Cash provided by (used in) financing activities	59,043	(14,131)

Decrease in cash and cash equivalents	(220,219)	(32,474)

Cash and cash equivalents, beginning of period	260,501	323,167

Cash and cash equivalents, end of period	$40,282	$290,693

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     The condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). Intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 2005 financial statements have been reclassified to conform to the classifications in the 2006 financial statements with no effect on previously reported net income or stockholders’ equity.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2005 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
     On December 31, 2005, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Magnum Coal Company (“Magnum”). Pursuant to the Purchase Agreement, the Company sold the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia, which affects the comparability of the condensed consolidated financial statements for the periods ended March 31, 2006 and 2005. See further discussion of the impact of this transaction in Note 3, “Recent Events.”
2. Recent Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $40.7 million and $2.0 million of inventory and deferred development cost, respectively, with a corresponding decrease to retained earnings, net of tax, of $26.1 million. In the future, it is expected that this accounting change will introduce volatility into the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three months ended March 31, 2006, net income was $5.1 million higher than it would have been under the Company’s previous methodology of accounting for pit inventory, an impact of $0.07 per fully diluted share.
     As of January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value. Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement No. 123”). The Company adopted Statement No. 123R using the modified-prospective method. Under this method, compensation cost for share-based payments to employees is based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of, the date Statement No. 123R is adopted are based on the same estimate of the grant-date fair value and the same recognition method used previously under Statement No. 123. The Company uses the Black-Scholes option pricing model for its options and a lattice model for share-based payments with performance and market conditions to determine the fair value. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The effects of adoption on retained earnings, net income and the statement of cash flows for the three months ended March 31, 2006 were insignificant. See further discussion in Note 4, “Stock-Based Compensation.”
3. Recent Events
     On October 27, 2005, the Company conducted a precautionary evacuation of the West Elk mine in Colorado after detecting elevated readings of combustion-related gases in an area of the mine where mining activities had been completed but where all remaining longwall equipment had not yet been removed. The Company commenced longwall mining and resumed normal operations in a new area of the mine in March 2006. The outage of the mine during the first quarter of 2006 is estimated to have cost the Company approximately $30.0 million in lost profits because of higher costs and reduced production, partially offset by a $10.0 million initial insurance recovery. The insurance recovery is in cost of coal sales on the Condensed Consolidated Statement of Income.
     On December 31, 2005, the Company sold all of the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia to Magnum. During the three months ended March 31, 2006, the Company recorded a charge to earnings of $6.8 million related primarily to the finalization of working capital adjustments to the purchase price, pursuant to the Purchase Agreement, and adjustments to estimated volumes associated with sales contracts acquired by Magnum.
     On February 10, 2006, the Company established a $100 million accounts receivable securitization program. Under the program, the Company’s eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company’s financial statements. The Company will borrow and draw letters of credit against the facility, and will pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that are lower than its borrowings under the revolving credit facility and that vary with its debt ratings. The average cost of borrowing was 4.6% as of March 31, 2006. As of March 31, 2006, the Company reflected borrowings and letters of credit under the program of $40.0 million and $56.1 million, respectively.
4. Stock-Based Compensation
     The Company has granted stock options, performance units, restricted stock units and performance contingent phantom stock under the Company’s Stock Incentive Plan (“Incentive Plan”).
     Stock options are generally subject to vesting provisions of at least one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. Information regarding outstanding stock options under the Incentive Plan follows for the three months ended March 31, 2006:

		Weighted	Aggregate
	Common	Average	Intrinsic	Average
	Shares	Exercise	Value	Contract
	(in 000’s)	Price	(in 000’s)	Life
Options outstanding at January 1	1,458	$20.80
Granted	—	—
Exercised	(156)	$21.25	$9,440
Canceled	(3)	$35.84

Options outstanding at March 31	1,299	$20.71	$71,516	5.12

Options exercisable at March 31	1,053	$20.05	$58,774	4.85

     Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the three months ended March 31, 2006:

	Common	Weighted
	Shares	Average
	(in 000’s)	Fair Value
Nonvested options at January 1	487	$8.93
Granted	—	—
Vested	(238)	$7.84
Canceled	(3)	$16.13

Nonvested options at March 31	246	$9.88

     Compensation cost related to stock options for the three months ended March 31, 2006 was $1.0 million. As of March 31, 2006, there was $0.9 million of unrecognized compensation cost related to the nonvested options. The compensation cost is recognized over the options’ vesting periods. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average assumptions used to value these options has not changed under the adoption of Statement No. 123R. Substantially all stock options granted vest ratably over three years, with the majority vesting in 2006.
     The Company awarded performance-contingent phantom stock to 11 of its executives. The awards allow participants to earn up to an aggregate of 252,600 units, to be paid out in both cash and stock upon simultaneous attainment of certain levels of stock price and EBITDA, as defined by the Company. Under Statement 123R, the cash portion of the plan is accounted for as a liability, based on the estimated payout under the awards. The equity portion is recorded utilizing the grant-date fair value of the award, based on a lattice model valuation. The Company’s projections indicate that the award’s targets will be met in 2006. The Company recognized $2.0 million of expense under these awards during the three months ended March 31, 2006. The Company expects to record unrecognized compensation of $4.7 million at March 31, 2006 through the fourth quarter of 2006.
     The Company may issue restricted stock and restricted stock units, which require no payment from the employee. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period of three years. During the vesting period, the employee receives compensation equal to dividends declared on common shares. At March 31, 2006, the Company had restricted stock and restricted stock units outstanding totaling 43,000 and 229,085 shares, respectively, at a weighted average fair value of $47.75 and $32.05 per share, respectively. During the first quarter of 2006, the Company granted restricted stock and restricted stock units totaling 15,700 and 2,000 shares, respectively, at a weighted average fair value of $75.53 per share each. Restricted stock units totaling 49,517 shares vested during the first quarter of 2006 at a weighted average fair value of $31.00 per share. Restricted stock cliff vests at different dates and restricted stock units vest ratably over three years. Unearned compensation of $3.7 million will be recognized over the remaining vesting period of the 43,000 and 129,830 unvested restricted stock and restricted stock unit shares, respectively, primarily in the next two years. The Company recognized expense of approximately $0.5 million in the first quarter of 2006 related to restricted stock and restricted stock units.
     The majority of the cost relating to the stock-based compensation plans is in selling, general and administrative expenses on the Condensed Consolidated Statements of Income.
     Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by APB 25 and related interpretations as permitted by Statement No. 123. The following table reflects the proforma disclosure of net income and earnings per share as required by Statement No. 123.

     Had compensation expense for stock option grants been determined based on the fair value at the grant dates for the three months ended March 31, 2005, the Company’s net income available to common shareholders and earnings per common share would have been as follows:

Three Months
Ended
March 31, 2005
(in thousands)
Net income available to common stockholders, as reported	$4,778
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	7,864
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,870)

Pro forma net income available to common stockholders	$3,772

Earnings per share:
Basic earnings per common share — as reported	$0.08
Basic earnings per common share — pro forma	$0.06

Diluted earnings per common share — as reported	$0.07
Diluted earnings per common share — pro forma	$0.06
     On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. On March 3, 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock ($7.3 million) and cash ($2.6 million). As such, the Company recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statements of Income in the first quarter of 2005.
5. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Coal	$36,114	$73,284
Repair parts and supplies	60,026	57,436

	$96,140	$130,720

     The decrease in coal inventories is primarily the result of the implementation of EITF 04-6 discussed in Note 2, “Recent Accounting Pronouncements” as of January 1, 2006.
6. Derivative financial instruments
     The Company enters into forward physical purchase contracts and heating oil swaps and call options to reduce volatility in the price of diesel fuel for its operations. The changes in the heating oil price highly correlate to changes in diesel fuel prices, accordingly, the derivatives qualify for hedge accounting and the fair value of the derivatives is recorded with an adjustment to other comprehensive income. As of March 31, 2006, the Company held heating oil swaps totaling 18.3 million gallons at a weighted fixed price of $1.46 per gallon and heating oil call options totaling 4.8 million gallons at call prices ranging from $1.79 to $1.81 per gallon. As of December 31, 2005, the Company held heating oil swaps totaling 22.8 million gallons at a fixed price of $1.45 per gallon and heating oil call options totaling 9.3 million gallons at call prices ranging from $1.70 to $2.05 per gallon. At March 31, 2006 and December 31, 2005, the fair values of the heating oil swaps and call options were $10.1 million and $8.7 million, respectively, and were reflected as current assets in the Condensed Consolidated Balance Sheets.
     The Company is exposed to price risk related to the value of sulfur dioxide emission allowances that are a component of the quality adjustment provisions in many of its coal supply contracts. The Company has historically purchased put options and entered into swap contracts to protect the Company from any downturn in the price of sulfur dioxide allowances. The put option agreements grant the Company the right to sell allowances at specified prices on specific dates. As of March 31, 2006 and December 31, 2005, the Company had put options for 37,500 and 48,000 sulfur dioxide emission allowances, respectively, at prices ranging from $600 to $1,200 per allowance. The fair value of the sulfur dioxide emission allowance put options is reflected as a current asset of $5.7 million and

$0.2 million, respectively, in the Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005. As of December 31, 2005, the Company held swaps for 12,000 sulfur dioxide allowances at a fair value of $(11.9) million. The Company settled these swaps in the first quarter of 2006. The change in fair value of these contracts is reflected in other operating income, net.
7. Employee Benefit Plans
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
     Components of Net Periodic Benefit Cost
     The following table details the components of pension and other postretirement benefit costs:

	Pension benefits		Other postretirement benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
		(in thousands)
Service cost	$2,351	$2,927	$1,169	$1,288
Interest cost	2,472	2,242	902	7,893
Expected return on plan assets	(3,155)	(2,767)	—	—
Other amortization and deferral	1,989	2,153	543	6,077

	$3,657	$4,555	$2,614	$15,258

     The decrease in net periodic postretirement benefit cost is the result of the sale of certain of the Company’s subsidiaries with operations in Central Appalachia discussed in Note 1, “Basis of Presentation” along with the related postretirement benefit obligations, on December 31, 2005. The remaining participants in the postretirement benefit plan have their benefits capped.
8. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$60,687	$6,575
Other comprehensive income, net of income taxes	3,781	5,195

Total comprehensive income	$64,468	$11,770

     Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Other comprehensive income for the three months ended March 31, 2006 and 2005 consists primarily of the change in unrealized gains/losses on heating oil derivatives accounted for as hedges of cash flows related to diesel fuel purchases, the amortization of losses previously deferred upon termination of hedge accounting for interest rate swaps and unrealized gains on available-for-sale securities.

9. Earnings per Share
     The following tables set forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
	(in thousands, except per share data)
Basic EPS:
Net income	$60,687	71,329	$0.85
Preferred stock dividends	(63)		—

Basic income available to common stockholders	$60,624		$0.85

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	748
Effect of common stock equivalents arising from convertible preferred stock	63	361

Diluted EPS
Diluted income available to common stockholders.	$60,687	72,438	$0.84

	Three Months Ended
	March 31, 2005
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
	(in thousands, except per share data)
Basic EPS:
Net income	$6,575	62,782	$0.11
Preferred stock dividends	(1,797)		(0.03)

Basic income available to common stockholders	$4,778		$0.08

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	1,010
Effect of common stock equivalents arising from convertible preferred stock	—	—

Diluted EPS:
Diluted income available to common stockholders	$4,778	63,792	$0.07

10. Guarantees
     In accordance with the Purchase Agreement, the Company has agreed to continue to provide surety bonds and letters of credit for reclamation, workers’ compensation and retiree healthcare obligations of Magnum related to the properties sold in order to facilitate an orderly transition. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts after closing to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within two years of closing of the transaction, then Magnum must post a letter of credit in favor of the Company in the amounts of the obligations. If letters of credit related to the workers’ compensation obligation are not replaced within 360 days following the closing of the transaction, Magnum must post a letter of credit in favor of the Company in the amounts of the obligation. At March 31, 2006, the Company has $94.4 million of surety bonds related to properties sold to Magnum and $10.5 million of letters of credit that relate to the retiree healthcare obligations of the operations sold to Magnum.
     In addition, the Company has agreed to guarantee the performance of Magnum with respect to certain coal sales contracts sold to Magnum, the longest of which extends to the year 2017. These customers must approve the assignment of the contracts to Magnum and have not yet done so. Until the contracts are assigned, the Company is purchasing the coal from Magnum to sell to these customers at the same price it is charging the customers for the sale. If Magnum is unable to supply the coal for these coal sales contracts, the Company would be required to purchase coal on the open market or supply the contract from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at March 31, 2006, the cost of the purchased coal would exceed the sales price under the contracts by $555.7 million. The Company believes that it is remote that the Company would be liable for any obligation related to these guarantees. However, if the

Company was to have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $188.5 million at March 31, 2006, of which none is recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In addition, tax reporting applied to this transaction by the other member of Arch Western is under review by the IRS. The Company does not believe it is probable that it will be impacted by the outcome of this review. If the outcome of this review results in adjustments, the Company may be required to adjust its deferred income taxes associated with its investment in Arch Western. Given the uncertainty of an adverse outcome impacting the Company’s deferred income tax position as well as offsetting tax positions that the Company may be able to take, the Company is not able to determine a range of the potential outcomes related to this issue. Any change that impacts the Company related to the IRS review of the other member of this transaction potentially could have a material adverse impact on its financial statements.
11. Contingencies
     The Company is a party to numerous claims and lawsuits and is subject to numerous other contingencies with respect to various matters. The Company accrues for costs related to contingencies, including environmental, legal and indemnification matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these matters, to the extent not previously accrued, will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
12. Segment Information
     The Company produces steam and metallurgical coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are Powder River Basin (PRB), with operations in Wyoming, Central Appalachia (CAPP), with operations in southern West Virginia, eastern Kentucky and Virginia, and Western Bituminous (WBIT), with operations in southern Wyoming, Colorado and Utah.

     Operating segment results for the three months ended March 31, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended March 31, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$252,394	$272,352	$109,807	$—	$634,553
Income from operations	62,647	21,960	25,713	(16,183)	94,137
Total assets	1,373,537	828,664	1,722,528	(837,379)	3,087,350
Depreciation, depletion and amortization	26,180	10,212	8,978	451	45,821
Capital expenditures	39,155	78,173	21,941	123,831	263,100
Operating cost per ton	$8.64	$44.59	$17.03

	Three Months Ended March 31, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$191,783	$310,971	$97,710	$—	$600,464
Income from operations	27,674	2,611	12,360	(16,693)	25,952
Total assets	1,200,686	2,134,572	1,657,317	(1,704,723)	3,287,852
Depreciation, depletion and amortization	26,466	15,811	8,330	296	50,903
Capital expenditures	8,494	35,476	13,422	845	58,237
Operating cost per ton	$6.54	$42.41	$15.20
     Reconciliation of segment income from operations to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Income from operations	$94,137	$25,952
Interest expense	(16,072)	(18,072)
Interest income	1,915	1,846
Other non-operating expense	(1,393)	(2,451)

Income before income taxes	$78,587	$7,275

13. Subsequent Events
     On April 27, 2006, the Company’s board of directors declared a two-for-one stock split of the Company’s common stock. The split will take the form of a 100% stock dividend, payable May 15, 2006 to stockholders of record on May 5, 2006. Once the split becomes effective, future presentation of earnings per share will be retroactively restated for all prior periods. Basic and diluted earnings per share, taking into account the effect of the split, for the three months ended March 31, 2006 would have been $0.43 and $0.42, respectively. Basic and diluted earnings per share, taking into account the effect of the split, for the three months ended March 31, 2005, would both have been $0.04.
     Also on April 27, 2006, the Company’s board of directors approved a 50% increase in the quarterly common stock dividend from $0.08 per share to $0.12 per share, on a pre-split basis, effective with the second quarter of 2006 dividend payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Part II, Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Overview
     We achieved record earnings from our operations during the first quarter of 2006. We achieved those results despite mixed rail service in the western United States and the outage of our West Elk mine during the first two months of the quarter, fueled by increased realizations in all segments. See further discussion of realizations in “Results of Operations.”
     Although the U.S. coal market weakened in the latter half of the first quarter of 2006, we believe market dynamics remain strong. We expect the high cost of competing fuels to result in strong demand throughout 2006. Despite increasing demand, coal production increased only 1.6% during 2006 according to government estimates. Despite an exceptionally mild winter across much of the United States, we estimate utility coal stockpiles at the end of the first quarter of 2006 to be approximately 20% below the 10-year average. We believe that strong coal demand and continuing supply constraints will continue to result in favorable market conditions for domestic coal producers.
     Overall, we expect the restart of our West Elk mine, the continuing expiration of below-market contracts, the start-up of our Coal Creek and Skyline mines, strengthening volumes in the Powder River Basin in response to anticipated improvements in rail service and our restructured operations in Central Appalachia to have a favorable impact on our 2006 annual financial results.
     Recent Developments
     On October 27, 2005, we conducted a precautionary evacuation of the West Elk mine in Colorado after detecting elevated readings of combustion-related gases in an area of the mine where mining activities had been completed but where all remaining longwall equipment had not yet been removed. We commenced longwall mining and resumed normal operations in a new area of the mine in March 2006. We estimate that the outage of the mine during the first quarter of 2006 cost us approximately $30.0 million in lost profits because of higher costs and reduced production, partially offset by a $10.0 million initial insurance recovery.
     On February 10, 2006, we established a $100.0 million accounts receivable securitization program. At March 31, 2006, we had $40.0 million of borrowings and $56.0 million of outstanding letters of credit under the program.
     On April 27, 2006, our board of directors declared a two-for-one stock split of our common stock. The split will take the form of a 100% stock dividend, payable May 15, 2006 to stockholders of record on May 5, 2006. Also on April 27, 2006, our board of directors approved a 50% increase in our quarterly common stock dividend from $0.08 per share to $0.12 per share, on a pre-split basis.
Results of Operations
Items Affecting Comparability of Reported Results
     On December 31, 2005, we sold all of the stock of three subsidiaries and their associated mining operations and coal reserves in Central Appalachia to Magnum Coal Company. For the quarter ended March 31, 2005, these subsidiaries sold 3.2 million tons of coal, had revenues of $122.9 million and incurred an operating loss of $4.3 million.
     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry”. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the issue, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory. The cumulative effect of adoption was to reduce inventory by $40.7 million and deferred development cost of $2.0 million with a corresponding decrease to retained earnings, net of tax, of $26.1 million. In the future, we expect that this accounting change will introduce volatility into our results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three months ended March 31, 2006, net income was $5.1 million higher than it would have been under our previous methodology of accounting for pit inventory, an impact of $0.07 per fully diluted share.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following discussion summarizes our operating results for the three months ended March 31, 2006 and compares those results to our operating results for the three months ended March 31, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended March 31, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$634,553	$600,464	$34,089	5.7%
Tons sold	31,746	37,027	(5,281)	(14.3)%
Coal sales realization per ton sold	$19.99	$16.22	$3.77	23.2%
     The increase in our coal sales from the first quarter of 2005 to the first quarter of 2006 resulted from significantly higher pricing during the first quarter of 2006 partially offset by lower volumes resulting from the Magnum transaction, the impact of rail interruptions in the Powder River Basin during the first quarter of 2006 and the impact of the West Elk evacuation discussed above.
     The following table shows the number of tons sold by operating segment during the three months ended March 31, 2006 and compares those amounts to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease)
	2006	2005	Tons	%
	(Amounts in thousands)
Powder River Basin	22,174	25,051	(2,877)	(11.5)%
Western Bituminous Region	4,060	4,799	(739)	(15.4)%
Central Appalachia	5,512	7,177	(1,665)	(23.2)%

Total	31,746	37,027	(5,281)	(14.3)%

     Volume decreases in the Powder River Basin are primarily the result of railroad transportation constraints experienced during the first quarter of 2006 compared to the first quarter of 2005. In addition, sales volumes during the first quarter of 2005 included our sale of 1.4 million tons of coal to a customer of the Buckskin mining operation in the Powder River Basin that we had purchased from Buckskin for an amount equal to the sales price. The decrease in Western Bituminous volumes during the first quarter of 2006 compared to the first quarter of 2005 is the result of the impact of the evacuation of our West Elk longwall mine. The longwall restarted in March 2006 and has resumed normal operations. Our volumes in Central Appalachia decreased as a result of the Magnum transaction described above, partially offset by an increase of 2.1 million tons in coal purchased by us which we then used to supply coal for contracts we retained in the Magnum transaction.
     The following table shows the coal sales price per ton by operating segment during the three months ended March 31, 2006 and compares those amounts to the comparable information for the three months ended March 31, 2005. We have excluded from the calculations of coal sales prices per ton certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended March 31, 2006 were $0.04 for the Powder River Basin, $3.73 for the Western Bituminous region and $3.61 for Central Appalachia. For the three months ended March 31, 2005, transportation costs per ton billed to customers were $0.06 for the Powder River Basin, $3.28 for the Western Bituminous region and $1.43 for Central Appalachia.

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.34	$7.60	$3.74	49.2%
Western Bituminous Region	23.31	17.08	6.23	36.5%
Central Appalachia	47.20	41.90	5.30	12.6%
     The increase in our coal sales prices resulted from significantly higher base pricing and higher sulfur dioxide quality premiums during the first quarter of 2006 when compared to the first quarter of 2005. Improved pricing is due primarily to the expiration of legacy contracts.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended March 31, 2006 and compares those results to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease) in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$482,950	$519,641	$36,691	7.1%
Depreciation, depletion and amortization	45,821	50,903	5,082	10.0%
Selling, general and administrative expenses	17,881	22,276	4,395	19.7%
Other operating income, net	(6,236)	(18,308)	(12,072)	(65.9)%

	$540,416	$574,512	$34,096	5.9%

     Cost of coal sales. Our cost of coal sales decreased from the first quarter of 2005 to the first quarter of 2006 primarily due to the Magnum transaction described above, offset by higher costs in the Powder River Basin, the effect of the West Elk evacuation and the costs related to the purchased coal discussed above.
     Depreciation, depletion and amortization. The sale of assets associated with the Magnum transaction also resulted in a decrease in depreciation, depletion and amortization from the first quarter of 2005 to the first quarter of 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased during the first quarter of 2006 compared to the first quarter of 2005 due primarily to a decrease of $7.3 million in expense related to incentive compensation awards. In the first quarter of 2005, we recognized $9.1 million of selling, general and administrative expense relating to a 2004 plan that reached its market price condition in the first quarter of 2005, and for which no expense had previously been recognized. In the first quarter of 2006, we recognized expenses of $2.0 million under a current plan for which we expect to satisfy the market and performance conditions in the fourth quarter of 2006. This decrease was partially offset by higher legal and other professional fees of $1.5 million in the first quarter of 2006 when compared to the same period in the prior year.
     Other operating income, net. The decrease in other operating income, net in the first quarter of 2006 compared to the first quarter of 2005 resulted primarily from a decrease in gains from sales of property, plant and equipment of $18.5 million and a charge to earnings of $6.8 million in the first quarter of 2006 related to the Magnum transaction. The impact of the Magnum transaction relates to the finalization of working capital adjustments to the purchase price and adjustments to estimated volumes associated with sales contracts acquired by Magnum. These decreases in other operating income, net were partially offset by unrealized gains on sulfur dioxide emission allowance put options and swaps and an increase in bookout income, related to the netting of coal sales and purchase contracts with the same counterparty, of $2.8 million in the first quarter of 2006 compared to the same quarter in the prior year.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended March 31,		Increase
	2006	2005	$	%
Powder River Basin	$2.70	$1.03	$1.67	162.1%
Western Bituminous Region	6.28	2.49	3.79	152.2%
Central Appalachia	4.12	(0.60)	4.72	786.7%
     Powder River Basin — On a per-ton basis, operating margins for the first quarter of 2006 increased significantly from the first quarter of 2005 due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the first quarter of 2006 compared to the first quarter of 2005.
     Western Bituminous Region — Operating margins per ton for the first quarter of 2006 increased from the first quarter of 2005 due to higher per-ton coal sales realizations described above and improved operational performance from our Utah mining complexes, partially offset by the impact of the evacuation at West Elk described above.
     Central Appalachia — Operating margins per ton for the first quarter of 2006 increased significantly from the first quarter of 2005 as a result of the Magnum transaction, higher per-ton coal sales realizations described previously and improved performance at our remaining operations.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2006 and compares that information to the comparable information for the three months ended March 31, 2005:

			Increase (decrease)
	Three months ended March 31,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Interest expense	$(16,072)	$(18,072)	$2,000	11.1%
Interest income	1,915	1,846	69	3.7%

	$(14,157)	$(16,226)	$2,069	12.8%

     The decrease in interest expense resulted primarily from the increased capitalization of interest associated with certain major long-term development projects currently in progress. For more information on our ongoing capital projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the three months ended March 31, 2006 and compares that information to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands)
Income tax provision	$17,900	$700	$17,200	2,457.1%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax expense in the first quarter of 2006 as compared to the first quarter of 2005 was primarily the result of the increase in our pre-tax income.
     Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of assets and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$5,468	$40,915
Investing activities	(284,730)	(59,258)
Financing activities	59,043	(14,131)
     Cash provided by operating activities decreased $35.4 million in the 2006 quarter compared to the 2005 quarter primarily as a result of a reduction in accounts payable and accrued liabilities of $71.4 million, compared to a combined increase of $33.8 million in the first quarter of 2005. The majority of this decrease in accounts payable and accrued liabilities in the first quarter of 2006 was the result of the Magnum transaction on December 31, 2005. Specifically, we made payments to Magnum of $34.1 million in the first quarter of 2006 pursuant to the purchase agreement. In addition, in the first quarter of 2006, we purchased coal to satisfy below-market contracts not transferred to Magnum, the losses for which we accrued at the time of sale.
     Cash used in investing activities in 2006 was $225.4 million higher than in 2005, due to increased capital expenditures and a reduction of proceeds from dispositions of assets. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In 2006, we made the second of five payments of $122.2 million on the Little Thunder federal coal lease. There was no payment required in 2005. Costs related to the development of the Mountain Laurel complex in West Virginia and higher spending at our Powder River Basin operations related to the restarting of the Coal Creek mine resulted in an increase in capital expenditures in the first quarter of 2006 compared to the prior year period.
     We anticipate that capital expenditures during 2006 will be approximately $550.0 million. This estimate includes capital expenditures related to development work at certain of our mining operations, including the Mountain Laurel complex in West Virginia, the coal Creek mine in Wyoming and the North Lease mine in Utah formerly known as Skyline, as well as the $122.2 million installment for the Little Thunder coal lease made in the first quarter of 2006. This estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash, existing credit facilities and cash generated from operations.
     Cash provided by financing activities was $59.0 million for the three months ended March 31, 2006 compared to a use of cash of $14.1 million for the three months ended March 31, 2005. The increase results primarily from borrowings on the revolving credit facility and other lines of credit, including those under the new accounts receivable securitization program, of $65.0 million, compared to net payments of $28.3 million during the first quarter of 2005. The increase in borrowings was to fund the Little Thunder federal coal lease noted above. We also had $56.1 million of letters of credit outstanding under the securitization program at March 31, 2006. The average cost of borrowing under the securitization program was approximately 4.6% at March 31, 2006. Additionally, financing activities in the first quarter of 2006 also include $3.3 million from the issuance of common stock under our employee stock incentive plan, a decrease of $19.6 million from 2005.
     We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years.

     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Ratio of earnings to combined fixed charges and preference dividends (1)	4.74x	1.32x

(1)	Ratio of earnings to combined fixed charges and preference dividends is computed on a total enterprise basis including our consolidated subsidiaries, plus our share of significant affiliates accounted for on the equity method that are 50% or greater owned or whose indebtedness has been directly or indirectly guaranteed by us. Earnings consist of income (loss) from continuing operations before income taxes and are adjusted to include fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Preference dividends are the amount of pre-tax earnings required to pay dividends on our outstanding preferred stock and Arch Western Resources, LLC’s preferred membership interest.
     Contingencies
     Reclamation. The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.
     We review our entire environmental liability periodically and make necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. Our management believes it is making adequate provisions for all expected reclamation and other associated costs.
     Permit Litigation Matters. A group of local and national environmental organizations filed suit against the U.S. Army Corps of Engineers in the U.S. District Court in Huntington, West Virginia on October 23, 2003. In its complaint, Ohio River Valley Environmental Coalition, et al v. Bulen, et al, the plaintiffs allege that the Corps has violated its statutory duties arising under the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act in issuing the Nationwide 21 general permit. The plaintiffs allege that the procedural requirements of the three federal statutes identified in their complaint have been violated, and that the Corps may not utilize the mechanism of a nationwide permit to authorize valley fills. If the plaintiffs prevail in this litigation, it may delay our receipt of these permits.
     On July 8, 2004, the District Court entered a final order enjoining the Corps from authorizing new valley fills using the mechanism of its nationwide permit. The District Court modified its earlier decision on August 13, 2004, when it directed the Corps to suspend all permits for fills that had not commenced construction as of July 8, 2004.
     A permit issued at one of our operating subsidiaries was affected by the Court’s order. Although the operating subsidiary was prohibited from constructing the fills previously authorized, the Court’s order did allow it to permit the fill construction using the mechanism of an individual section 404 Clean Water Act permit. We do not believe that obtaining an individual permit will adversely impact the operating subsidiary.
     The Corps and five intervening trade associations, three of which we are a member, filed an appeal with the U.S. Court of Appeals for the Fourth Circuit in this matter on September 16, 2004. The matter was briefed and argued before the Fourth Circuit on September 19, 2005. On November 23, 2005, the Fourth Circuit reversed the District Court’s decision but remanded the case for decision on the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act claims not addressed by the District Court in its initial decision. The plaintiffs filed a petition for rehearing by the Fourth Circuit. On February 15, 2006, the Fourth Circuit rejected the plantiff’s request for rehearing. The Fourth Circuit’s ruling technically re-instates its nationwide permit in the Southern District of West Virginia pending resolution of the Clean Water Act, Administrative Procedure Act and National Environmental Policy Act claims on remand.
     While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations or liquidity.
     West Virginia Flooding Litigation. We and three of our subsidiaries have been served, among others, in seventeen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 3,100 plaintiffs who are seeking to recover from more than 180 defendants for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-seven other flood damages cases not involving our subsidiaries, be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges, which certified certain legal issues back to the West Virginia Supreme Court. The West Virginia Supreme Court responded to the questions certified, and discovery is underway. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict for the sole, non-settling defendant in the first phase of the first trial. Damages will be determined in a separate phase.
     While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations or liquidity.
     Ark Land Company v. Crown Industries. In response to a declaratory judgment action filed by Ark Land Company, a subsidiary of ours, in Mingo County, West Virginia, against Crown Industries involving the interpretation of a severance deed under which Ark Land controls the coal and mining rights on property in Mingo County, West Virginia, Crown Industries filed a counterclaim against Ark Land and a third party complaint against us and two of our other subsidiaries seeking damages for trespass, nuisance and property damage arising out of the exercise of rights under the severance deed on the property by our subsidiaries. The defendant alleged that our subsidiaries had insufficient rights to haul certain foreign coals across the property without payment of certain wheelage or other fees to the defendant. In addition, the defendant alleged that we and our subsidiaries violated West Virginia’s Standards for Management of Waste Oil and the West Virginia Surface Coal Mining and Reclamation Act. This case went to trial on October 4, 2005. Crown Industries’ counterclaim against Ark Land was dismissed along with its cross claim against one of our subsidiaries and its claims for trespass, nuisance and wheelage. On October 12, 2005, the jury entered a verdict in favor of Crown Industries on its remaining claims, assessing damages against us and our subsidiary in the amount of $2.5 million. The jury found in our favor on our indemnity claim against our subsidiary’s contractor, and awarded us $1.25 million on that claim. Crown Industries also was awarded its reasonable attorneys’ fees, which had not yet been determined. We have reached a settlement with Crown Industries.
     We are a party to numerous other claims and lawsuits and are subject to numerous other contingencies with respect to various matters. We provide for costs related to contingencies, including environmental, legal and indemnification matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquid
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     During the three months ended March 31, 2006, we settled swaps for 12,000 sulfur dioxide emission allowances. The fair value of these swaps was a liability of $11.9 million at December 31, 2005.
     At March 31, 2006, a $100 decrease in the price of sulfur dioxide emission allowances would result in a $1.8 million increase in the fair value of the financial position of our sulfur dioxide emission allowance put options. At

March 31, 2006, a $0.05 per gallon increase in the price of heating oil would result in a $1.2 million increase in the fair value of the financial position of our heating oil swap agreements and call options.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
     Our business may be adversely affected if we are required to satisfy certain below-market contracts that we sold to Magnum with coal we purchase on the open market or with coal we produce at our remaining operations.
     We have agreed to guarantee the performance of Magnum with respect to certain coal sales contracts that we sold to Magnum, the longest of which extends to the year 2017. In order for the transfer of these coal sales contracts to become effective, the customers must approve the assignment of the contracts to Magnum. As of March 31, 2006, the customers had not yet approved the assignment. Until the contracts are assigned, we have agreed to purchase the coal required to satisfy these obligations from Magnum at the same price we charge the customers under the contracts. If Magnum is unable to supply the coal required under these coal sales contracts, whether or not assigned, we would be required to purchase coal on the open market or supply coal from our existing operations in order to satisfy our obligations under these contracts. If we had purchased all of the coal required under these contracts at market prices in effect on March 31, 2006, we would have incurred a loss of approximately $555.7 million related to these contracts. Our business, results of operations and financial condition may be adversely affected if we are required to satisfy these contracts with coal we purchase on the open market or with coal that we produce at our remaining operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the first quarter of 2006.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program(1)	Repurchase Program
Jan. 1 – Jan. 31, 2006	—		—
Feb. 1 – Feb. 28, 2006	—		—
Mar. 1 – Mar. 31, 2006	—		—

Total	—		—	586,794,772 (2)

(1)	In September 2001, our board of directors authorized a share repurchase program for the purchase of up to 6,000,000 shares of our common stock. As of March 31, 2006, 357,200 shares have been purchased under this program.

(2)	Calculated using 5,642,800 shares of common stock which may yet be purchased under our share repurchase program and $103.99, the closing price of our common stock as reported on the New York Stock Exchange on May 3, 2006.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on April 27, 2006 in the lower level auditorium at our headquarters at One CityPlace Drive, St. Louis, Missouri:
•	to elect Frank M. Burke, Patricia F. Godley, Thomas A. Lockhart and Wesley M. Taylor as directors for a three-year term ending at the annual meeting of our stockholders in 2009 and to elect John W. Eaves as director for a two-year term ending at the annual meeting of our stockholders in 2008; and

•	to approve an amendment to our certificate of incorporation to increase our authorized stock.
     The results of the votes were as follows:

					Broker
	For	Against	Abstain	Withheld	Non-Votes
1. Election of directors
Frank M. Burke	63,107,507	—	—	2,633,180	—
John W. Eaves	65,059,123	—	—	681,563	—
Patricia F. Godley	64,903,262	—	—	837,425	—
Thomas A. Lockhart	65,493,171	—	—	247,515	—
Wesley M. Taylor	64,747,224	—	—	993,463	—

3. Approval of an amendment to certificate of incorporation to increase our authorized stock	58,337,397	7,319,501	74,453	—	9,336
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description

2.1	Amendment No. 1 to the Purchase and Sale Agreement, dated as of February 7, 2006, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

Exhibit	Description

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Receivables Purchase Agreement, dated as of February 3, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, as issuer, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 14, 2006).

10.2	First Amendment to Receivables Purchase Agreement, dated as of April 24, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank.

10.3*	Summary of the salaries for the named executive officers of the registrant (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.4*	Summary of the award levels and performance goals for the named executive officers of the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.5*	Form of Restricted Stock Unit Contract (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.6*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of Robert J. Messey.

*	Denotes management contract or compensatory plan arrangements.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ Robert J. Messey

Robert J. Messey
Senior Vice President and Chief Financial Officer

May 8, 2006