Form 10-Q
period 2006-06-30
ARCH COAL INC
filed 2006-08-07
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large Accelerated Filer ☑          Accelerated Filer☐          Non-Accelerated Filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 2, 2006, there were 143,540,934 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(unaudited)
Revenues
Coal sales	$637,476	$633,797	$1,272,029	$1,234,262

Costs, expenses and other
Cost of coal sales	471,896	542,073	954,846	1,061,714
Depreciation, depletion and amortization	51,713	52,142	97,534	103,045
Selling, general and administrative expenses	20,642	17,979	38,523	40,255
Other operating expense (income), net	(6,623)	110	(12,859)	(18,198)

	537,628	612,304	1,078,044	1,186,816

Income from operations	99,848	21,493	193,985	47,446

Interest expense, net
Interest expense	(15,923)	(19,389)	(31,995)	(37,460)
Interest income	600	1,681	2,515	3,526

	(15,323)	(17,708)	(29,480)	(33,934)

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,406)	(2,066)	(3,064)	(4,133)
Other non-operating income (expense), net	(402)	455	(137)	70

	(1,808)	(1,611)	(3,201)	(4,063)

Income before income taxes	82,717	2,174	161,304	9,449

Provision for (benefit from) income taxes	13,000	(1,300)	30,900	(600)

Net income	69,717	3,474	130,404	10,049

Preferred stock dividends	(124)	(1,797)	(187)	(3,594)

Net income available to common stockholders	$69,593	$1,677	$130,217	$6,455

Earnings per common share
Basic earnings per common share	$0.49	$0.01	$0.91	$0.05
Diluted earnings per common share	$0.48	$0.01	$0.90	$0.05

Basic weighted average shares outstanding	143,043	126,988	142,852	126,280
Diluted weighted average shares outstanding	145,164	129,040	145,018	128,316

Common dividends declared per share	$0.06	$0.04	$0.10	$0.08
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,190	$260,501
Trade receivables	246,141	179,220
Other receivables	43,396	40,384
Inventories	120,484	130,720
Prepaid royalties	10,602	2,000
Deferred income taxes	91,419	88,461
Other	44,121	28,278

Total current assets	569,353	729,564

Property, plant and equipment, net	2,115,584	1,829,626

Other assets
Prepaid royalties	113,370	106,393
Goodwill	40,032	40,032
Deferred income taxes	195,322	223,856
Other	122,994	121,969

Total other assets	471,718	492,250

Total assets	$3,156,655	$3,051,440

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$198,129	$256,883
Accrued expenses	214,646	245,656
Short-term borrowings and current portion of long-term debt	64,387	10,649

Total current liabilities	477,162	513,188

Long-term debt	1,007,296	971,755
Asset retirement obligations	172,792	166,728
Accrued postretirement benefits other than pension	42,189	41,326
Accrued workers’ compensation	52,926	53,803
Other noncurrent liabilities	86,370	120,399

Total liabilities	1,838,735	1,867,199

Stockholders’ equity
Preferred stock	1	2
Common stock	1,439	719
Paid-in capital	1,385,340	1,367,470
Retained deficit	(75,056)	(164,181)
Unearned compensation	—	(9,947)
Treasury stock, at cost	—	(1,190)
Accumulated other comprehensive income (loss)	6,196	(8,632)

Total stockholders’ equity	1,317,920	1,184,241

Total liabilities and stockholders’ equity	$3,156,655	$3,051,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Operating activities
Net income	$130,404	$10,049
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	97,534	103,045
Prepaid royalties expensed	3,774	10,687
Net gain on disposition of assets	(150)	(20,103)
Employee stock-based compensation expense	5,540	8,395
Other non-operating expense	3,201	4,063
Increase (decrease) resulting from changes in:
Trade receivables	(69,933)	(47,371)
Inventories	(30,441)	(15,889)
Accounts payable and accrued expense	(86,809)	21,521
Income taxes	34,062	2,515
Other	(1,717)	25,744

Cash provided by operating activities	85,465	102,656

Investing activities
Capital expenditures	(391,124)	(139,355)
Proceeds from dispositions of property, plant and equipment	417	20,395
Additions to prepaid royalties	(19,353)	(22,961)
Purchases of investments/advances to affiliates	(2,955)	—

Cash used in investing activities	(413,015)	(141,921)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	95,900	(25,000)
Payments on long-term debt	(5,939)	(6,411)
Debt financing costs	(2,095)	(2,298)
Dividends paid	(14,502)	(13,741)
Issuance of common stock under incentive plans	6,875	22,930

Cash provided by (used in) financing activities	80,239	(24,520)

Decrease in cash and cash equivalents	(247,311)	(63,785)

Cash and cash equivalents, beginning of period	260,501	323,167

Cash and cash equivalents, end of period	$13,190	$259,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2005 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
     On May 15, 2006, the Company completed a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. All share and per share amounts for the three and six months ended June 30, 2005 were retroactively restated for the split.
     On December 31, 2005, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Magnum Coal Company (“Magnum”). Pursuant to the Purchase Agreement, the Company sold the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia, which affects the comparability of the condensed consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005. For the three months ended June 30, 2005, these subsidiaries had revenues of $127.2 million and incurred an operating loss of $0.7 million, and for the six months ended June 30, 2005 had revenues of $250.1 million and incurred an operating loss of $5.0 million. For the three and six months ended June 30, 2006, the Company recorded a charge to earnings of $1.8 million and $8.5 million, respectively, related primarily to the finalization of working capital adjustments to the purchase price, adjustments to estimated volumes associated with sales contracts acquired by Magnum and the settlement of pension obligations. See further discussion of the settlement in Note 8, “Employee Benefits.”
2. Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $40.7 million and $2.0 million of inventory and deferred development cost, respectively, with a corresponding decrease to retained earnings, net of tax, of $26.1 million. In the future, it is expected that this accounting change will introduce volatility into the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three and six month periods ended June 30, 2006, decreases in pit inventory resulted in net income that was $2.7 million and $7.8 million higher, respectively, than it would have been under the Company’s previous methodology of accounting for pit inventory, an impact of $0.02 and $0.05 per diluted share, respectively.
     As of January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value. Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”)

and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement No. 123”). The Company adopted Statement No. 123R using the modified-prospective method. Under this method, compensation cost for share-based payments to employees is based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of, the date Statement No. 123R is adopted are based on the same estimate of the grant-date fair value and the same recognition method used previously under Statement No. 123. The Company uses the Black-Scholes option pricing model for its options and a lattice model for share-based payments with performance and market conditions to determine the fair value. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The effects of adoption on retained earnings, net income and the statement of cash flows for the three and six month periods ended June 30, 2006 were insignificant. See further discussion in Note 5, “Stock-Based Compensation.”
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. While the Company expects there will be some impact of recognizing tax positions previously unrecognized under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, it is still analyzing FIN 48 and cannot yet determine what the impact of adopting FIN 48 will be.
3. Insurance Recovery
     The West Elk mine in Colorado (in the Company’s Western Bituminous segment) was idled during the first quarter of 2006 due to a combustion-related event. The Company recorded initial insurance recoveries related to the event of $10.0 million and $20.0 million during the three months and six months ended June 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales on the Condensed Consolidated Statement of Income.
4. Debt
     At June 30, 2006, the Company had $38.0 million of borrowings outstanding under its credit facility that are classified as long-term, due to the Company’s intent to borrow at that level for an uninterrupted period extending beyond one year.
     On June 23, 2006, the Company entered into an amendment to its credit facility to change the pricing grid upon which the interest rate under the credit facility is determined and to extend the maturity date from December 22, 2009 to June 23, 2011. As amended, interest on borrowings under the credit facility is a floating rate based on LIBOR determined by reference to the Company’s leverage ratio, as calculated in accordance with the credit agreement. In addition, the amendment to the credit facility increased the maximum amount of borrowings available to the Company from $700.0 million to $800.0 million and also revised certain restrictive negative covenants and other provisions. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western Resources, LLC and its subsidiaries.
     On February 10, 2006, the Company established an accounts receivable securitization program, which was increased from $100.0 million to $150.0 million on June 23, 2006. Under the program, the Company’s eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company’s financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that are lower than its borrowings under the revolving credit facility. The fee structure was amended June 3, 2006 such that fees will be determined based on the Company’s leverage ratio, as defined in the amendment. The average cost of borrowing was 5.28% as of June 30, 2006. As of June 30, 2006, the Company reflected borrowings and letters of credit under the program of $80.0 million and $56.1 million, respectively.

5. Stock-Based Compensation
     The Company may grant stock options, performance units, restricted stock units and performance contingent phantom stock under the Company’s Stock Incentive Plan (“Incentive Plan”). The Incentive Plan called for the adjustment of shares under the plan in the event of a split.
     Stock options are generally subject to vesting provisions of at least one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. Information regarding outstanding stock options under the Incentive Plan follows for the six months ended June 30, 2006:

		Weighted	Aggregate
	Common	Average	Intrinsic	Average
	Shares	Exercise	Value	Contract
	(in 000’s)	Price	(in 000’s)	Life
Options outstanding at January 1	2,916	$10.40
Granted	—	—
Exercised	(643)	$10.67	$11,357
Canceled	(9)	$18.07

Options outstanding at June 30	2,264	$10.30	$72,496	5.12

Options exercisable at June 30	1,779	$9.89	$57,725	4.87

     Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the six months ended June 30, 2006:

	Common	Weighted
	Shares	Average
	(in 000’s)	Fair Value
Nonvested options at January 1	974	$4.47
Granted	—	—
Vested	(480)	$3.92
Canceled	(9)	$8.14

Nonvested options at June 30	485	$4.94

     Compensation cost related to stock options for the three and six month periods ended June 30, 2006 was $0.3 million and $1.3 million, respectively. As of June 30, 2006, there was $0.6 million of unrecognized compensation cost related to the nonvested options. The compensation cost is recognized over the options’ vesting periods. The fair value of the options was determined using the Black-Scholes option pricing model. The weighted average assumptions used to value these options has not changed under the adoption of Statement No. 123R. Substantially all stock options granted vest ratably over three years, with the majority vesting in 2006.
     The Company awarded performance-contingent phantom stock to 11 of its executives in the third quarter of 2005. The awards allow participants to earn up to an aggregate of 505,200 units, to be paid out in both cash and stock upon attainment of certain levels of stock price and EBITDA, as defined by the Company. Under Statement 123R, the cash portion of the plan is accounted for as a liability, based on the estimated payout under the awards. The equity portion is recorded utilizing the grant-date fair value of the award, based on a lattice model valuation. The Company’s projections indicate that the award’s targets will be met in 2006. The Company recognized $2.3 million and $4.3 million of expense under these awards during the three and six month periods ended June 30, 2006. At June 30, 2006, the Company expects to recognize compensation of $2.3 million during the remainder of 2006.
     The Company may issue restricted stock and restricted stock units, which require no payment from the employee. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period of three years. During the vesting period, the employee receives compensation equal to dividends declared on common shares. At June 30, 2006, the Company had restricted stock and restricted stock units outstanding totaling 86,000 and 458,170 shares, respectively, at a weighted average fair value of $16.03 and $23.88 per share, respectively. During the first six months of 2006, the Company granted restricted stock and restricted stock units totaling 4,000 and 31,400 shares, respectively, at a weighted average fair value of $37.77 per share each. Restricted stock units totaling 99,034 shares vested during the first six months of 2006 at a weighted average fair value of $15.50 per share. Restricted stock cliff vests at different dates and restricted stock units typically vest ratably over three years. Unearned compensation of $3.2 million will be recognized over the remaining vesting period of the

86,000 and 259,660 unvested restricted stock and restricted stock unit shares, respectively, primarily in the next two years. The Company recognized expense of approximately $0.5 million and $1.0 million in the three and six month periods ended June 30, 2006, respectively, related to restricted stock and restricted stock units.
     The majority of the cost relating to the stock-based compensation plans is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Income.
     Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by APB 25 and related interpretations as permitted by Statement No. 123. The following table reflects the pro forma disclosure of net income and earnings per share as required by Statement No. 123.
     Had compensation expense for stock option grants been determined based on the fair value at the grant dates for the three and six month periods ended June 30, 2005, the Company’s net income available to common stockholders and earnings per common share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(in thousands)
Net income available to common stockholders, as reported	$1,677	$6,455
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	753	8,617
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,774)	(10,644)

Pro forma net income available to common stockholders	$656	$4,428

Earnings per share:
Basic earnings per common share — as reported	$.01	$.05
Basic earnings per common share — pro forma	$.01	$.04

Diluted earnings per common share — as reported	$.01	$.05
Diluted earnings per common share — pro forma	$.01	$.04
     On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. On March 3, 2005, the price contingency discussed above was met, and the award was paid in a combination of Company stock ($7.3 million) and cash ($2.6 million). As such, the Company recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statements of Income in the six months ended June 30, 2005.
6. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Coal	$53,291	$73,284
Repair parts and supplies	67,193	57,436

	$120,484	$130,720

7. Derivative financial instruments
     The Company uses forward physical purchase contracts and heating oil swaps and purchased call options to reduce volatility in the price of diesel fuel for its operations. The changes in the heating oil price highly correlate to changes in diesel fuel prices. Accordingly, the derivatives qualify for hedge accounting and the fair value of the derivatives is recorded through other comprehensive income. As of June 30, 2006, the Company held heating oil swaps totaling 30.0 million gallons at weighted fixed prices of $1.51 for 2.2 million gallons each month for the remainder of 2006 and $2.12 per gallon for 1.4 million gallons per month in 2007, and purchased heating oil call options totaling 1.5 million gallons in 2006 at call prices ranging from $1.90 to $2.24 per gallon. As of December 31, 2005, the Company held heating oil swaps totaling 22.8 million gallons at a fixed price of $1.45 per gallon and purchased heating oil call options totaling 9.3 million gallons at call prices ranging from $1.70 to $2.05 per gallon. At June 30, 2006 and December 31, 2005, the fair values of the heating oil swaps and call options were $10.8 million and $8.7 million, respectively, and were reflected as current assets in the Condensed Consolidated Balance Sheets.
     The Company is exposed to price risk related to the value of sulfur dioxide emission allowances that are a component of the quality adjustment provisions in many of its coal supply contracts. The Company has historically purchased put options and entered into swap contracts to protect the Company from any downturn in the price of sulfur dioxide allowances. The put option agreements grant the Company the right to sell allowances at specified prices on specific dates. As of June 30, 2006 and December 31, 2005, the Company had put options for 27,000 and 48,000 sulfur dioxide emission allowances, respectively, at prices ranging from $600 to $1,200 per allowance. The fair value of the sulfur dioxide emission allowance put options is reflected as a current asset of $7.7 million and $0.2 million, respectively, in the Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005. As of December 31, 2005, the Company held swaps for 12,000 sulfur dioxide allowances, the fair value of which was reflected as a liability of $11.9 million. The Company settled these swaps in the first quarter of 2006. The change in fair value of these contracts is reflected in other operating income, net.
8. Employee Benefit Plans
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
     Components of Net Periodic Benefit Cost
     The following table details the components of pension and other postretirement benefit costs:

	Pension benefits		Other postretirement benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Service cost	$2,349	$3,072	$1,167	$1,254
Interest cost	2,473	4,454	903	7,803
Expected return on plan assets	(3,155)	(5,478)	—	—
Other amortization and deferral	1,990	1,197	543	6,456
Settlement	2,306	—	—	—

	$5,963	$3,245	$2,613	$15,513

	Pension benefits		Other postretirement benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Service cost	$4,700	$5,999	$2,336	$2,542
Interest cost	4,945	6,696	1,805	15,696
Expected return on plan assets	(6,310)	(8,245)	—	—
Other amortization and deferral	3,979	3,350	1,086	12,533
Settlement	2,306	—	—	—

	$9,620	$7,800	$5,227	$30,771

     The decrease in net periodic postretirement benefit cost is the result of the sale of certain of the Company’s subsidiaries with operations in Central Appalachia along with the related postretirement benefit obligations. The remaining participants in the postretirement benefit plan have their benefits capped.
     Settlement

     A plan settlement occurred in the second quarter of 2006 because of plan withdrawals from the defined benefit pension plan primarily associated with the disposition of Central Appalachia operations on December 31, 2005 discussed in Note 1, “Basis of Presentation”. The settlement resulted in a charge to income of $2.3 million in the second quarter of 2006, $1.7 million of which is reflected in “other operating expense” and the remainder in “cost of coal sales” in the accompanying Condensed Consolidated Statement of Income. The settlement also triggered a remeasurement of the plan obligations as of June 30, 2006.
     Contributions
     In May 2006, the Company contributed 350,000 shares of its common stock, including 84,200 shares of treasury stock, to the Company’s pension plan. The market value of the shares contributed was $16.6 million. The contribution, along with the remeasurement discussed above, resulted in a reversal of the additional minimum pension liability included in accumulated other comprehensive income, net of income taxes, of $17.4 million
9. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net inome	$69,717	$3,474	$130,404	$10,049
Other comprehensive income, net of income taxes
Additional minimum pension liability	17,395	—	17,395	—
Unrealized losses on available-for-sale securities	(8,599)	(507)	(7,273)	(679)
Unrealized gains on derivatives	2,251	3,853	4,706	9,220

Total comprehensive income	$80,764	$6,820	$145,232	$18,590

     The additional minimum pension liability was reversed in the second quarter of 2006 as discussed in Note 8, “Employee Benefit Plans.”
10. Earnings per Share
     The following tables set forth the computation of basic and diluted earnings per common share:

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Numerator	Denominator	Per Share	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount	(Income)	(Shares)	Amount
	(in thousands, except per share data)
Basic EPS:
Net income	$69,717	143,043	$0.49	$130,404	142,852	$0.91
Preferred stock dividends	(124)		—	(187)		—

Basic income available to common stockholders	$69,593		$0.49	$130,217		$0.91

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	1,419		—	1,457
Effect of common stock equivalents arising from convertible preferred stock	124	702		187	709

Diluted EPS
Diluted income available to common stockholders	$69,717	145,164	$0.48	$130,404	145,018	$0.90

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Numerator	Denominator	Per Share	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount	(Income)	(Shares)	Amount
	(in thousands, except per share data)
`Basic EPS:
Net income	$3,474	126,988	$0.03	$10,049	126,280	$0.08
Preferred stock dividends	(1,797)		(0.02)	(3,594)		(0.03)

Basic income available to common stockholders	$1,677		$0.01	$6,455		$0.05

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	2,052		—	2,036
Effect of common stock equivalents arising from convertible preferred stock	—	—		—	—

Diluted EPS Diluted income available to common stockholders	$1,677	129,040	$0.01	$6,455	128,316	$0.05

11. Guarantees
     In accordance with the Purchase Agreement, the Company has agreed to continue to provide surety bonds and letters of credit for reclamation, workers’ compensation and retiree healthcare obligations of Magnum related to the properties sold in order to facilitate an orderly transition. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts after closing to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within two years of closing of the transaction, then Magnum must post a letter of credit in favor of the Company in the amounts of the obligations. If letters of credit related to the workers’ compensation obligation are not replaced within 360 days following the closing of the transaction, Magnum must post a letter of credit in favor of the Company in the amounts of the obligation. At June 30, 2006, the Company has $93.8 million of surety bonds related to properties sold to Magnum and $10.6 million of letters of credit that relate to the retiree healthcare obligations of the operations sold to Magnum.
     In addition, the Company has agreed to guarantee the performance of Magnum with respect to certain coal sales contracts sold to Magnum, the longest of which extends to the year 2017. These customers must approve the assignment of the contracts to Magnum. Until the contracts are assigned, the Company is purchasing the coal from Magnum to sell to these customers at the same price it is charging the customers for the sale. One customer agreed to the assignment in the second quarter of 2006, under the agreement that the Company would continue to guarantee Magnum’s performance until the end of 2006. If Magnum is unable to supply the coal for these coal sales contracts the Company would be required to purchase coal on the open market or supply the contract from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at June 30, 2006, the cost of the purchased coal would exceed the sales price under the contracts by $331.5 million. The Company believes that it is remote that the Company would be liable for any obligation related to these guarantees. However, if the Company was to have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify another member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $183.7 million at June 30, 2006, of which none is recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In addition, tax reporting applied to this transaction by the other member of Arch Western is under review by the IRS. The Company does not believe it is probable that it will be affected by the outcome of this review. If the outcome of this review results in adjustments, the Company may be required to adjust its deferred income taxes associated with its investment in Arch Western. Given the uncertainty of an adverse outcome affecting the Company’s deferred income tax position as well as offsetting tax positions that the Company may be able to take, the Company is not able to determine a range of the potential outcomes related to this issue. Any change that impacts the Company related to the IRS review of the other member of this transaction potentially could have a material adverse impact on its financial statements.
12. Contingencies
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
13. Segment Information
     The Company produces steam and metallurgical coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are Powder River Basin (PRB), with operations in Wyoming; Central Appalachia (CAPP), with operations in southern West Virginia, eastern Kentucky and Virginia; and Western Bituminous (WBIT), with operations in Utah and Colorado.
     Operating segment results for the three and six months ended June 30, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended June 30, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$276,343	$250,782	$110,351	$—	$637,476
Income (loss) from operations	70,770	7,626	40,509	(19,057)	99,848
Total assets	1,454,686	817,351	1,784,718	(900,100)	3,156,655
Depreciation, depletion and amortization	28,020	11,917	11,187	589	51,713
Capital expenditures	30,052	51,319	42,038	4,615	128,024
Operating cost per ton	$7.48	$41.68	$10.74

	Three Months Ended June 30, 2005
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$179,005	$349,758	$105,034	$—	$633,797
Income (loss) from operations	15,904	(5,050)	26,746	(16,107)	21,493
Total assets	1,182,995	2,167,927	1,701,858	(1,770,340)	3,282,440
Depreciation, depletion and amortization	25,970	17,192	8,690	290	52,142
Capital expenditures	8,507	58,345	11,541	2,726	81,119
Operating cost per ton	$7.38	$42.54	$14.21

	Six Months Ended June 30, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$528,737	$523,134	$220,158	$—	$1,272,029
Income (loss) from operations	133,417	29,586	66,222	(35,240)	193,985
Depreciation, depletion and amortization	54,200	22,129	20,165	1,040	97,534
Capital expenditures	69,207	129,492	63,979	128,446	391,124
Operating cost per ton	$8.64	$43.49	$15.03

	Six Months Ended June 30, 2005
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
		(in thousands, except per ton data)
Coal sales	$370,789	$660,730	$202,743	$—	$1,234,262
Income (loss) from operations	43,578	(2,440)	39,106	(32,798)	47,446
Depreciation, depletion and amortization	52,436	33,004	17,020	585	103,045
Capital expenditures	17,001	93,821	24,963	3,573	139,358
Operating cost per ton	$6.93	$42.48	$14.71
     Reconciliation of segment income from operations to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Income from operations	$99,848	$21,493	$193,985	$47,446
Interest expense	(15,923)	(19,389)	(31,995)	(37,460)
Interest income	600	1,681	2,515	3,526
Other non-operating expense	(1,808)	(1,611)	(3,201)	(4,063)

Income before income taxes	$82,717	$2,174	$161,304	$9,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A of the Quarterly Reports on Form 10-Q that we have filed during the interim period.
Executive Overview
     Increased price realizations in all segments resulted in improved operating results during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We achieved those results despite rail bottlenecks in the western United States and weak near-term market conditions. See further discussion of realizations in “Results of Operations.” During the second quarter of 2006, we began production at our Coal Creek surface mine in Wyoming and our Skyline longwall mine in Utah and took steps to manage our ongoing operating costs. See further discussions of our capital spending program in “Liquidity and Capital Resources” and our operating margins in “Results of Operations.”
     We have a significant percentage of our coal under sales contracts signed in earlier periods, when market conditions were weaker than those existing at the end of the second quarter of 2006. Within the next several years, a majority of these commitments will expire, and we expect to reprice volumes based on market conditions existing at that time. Although a mild winter and spring have weakened near-term market conditions in 2006, we believe strong domestic and global demand growth for coal along with supply pressures, particularly in the Appalachian basins, will positively influence future coal prices. We believe that increased electricity demand, the relatively high cost of competing fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Overall, we expect the continuing expiration of below-market contracts and the impact of starting our Coal Creek and Skyline mines to have a favorable impact on our 2006 annual financial results.
Results of Operations
Items Affecting Comparability of Reported Results
     On May 15, 2006, we completed a two-for-one stock split of our common stock in the form of a 100% stock dividend. Earnings per share for the three and six months ended June 30, 2005 were retroactively restated for the split.
     The idling of our West Elk mine in Colorado during the first quarter of 2006 due to a combustion-related event cost us approximately $30.0 million in lost profits during the first quarter of 2006. We recorded initial insurance recoveries related to the event of $10.0 million and $20.0 million during the three months and six months ended June 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales on our Condensed Consolidated Statement of Income.
     On December 31, 2005, we sold all of the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia to Magnum Coal Company (“Magnum”). For the three months ended June 30, 2005, these subsidiaries sold 3.2 million tons of coal, had revenues of $127.2 million and incurred an operating loss of $0.7 million, and for the six months ended June 30, 2005, these subsidiaries sold 6.4 million tons of coal, had revenues of $250.1 million and incurred an operating loss of $5.0 million.

     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry.” This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the issue, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory. The cumulative effect of adoption was to reduce inventory by $40.7 million and deferred development cost of $2.0 million with a corresponding decrease to retained earnings, net of tax, of $26.1 million. In the future, we expect that this accounting change will introduce volatility into our results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. Due to decreases in pit inventory, net income was $2.7 million higher during the three months ended June 30, 2006 and $7.8 million higher during the six months ended June 30, 2006 than it would have been under our previous methodology of accounting for pit inventory.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following discussion summarizes our operating results for the three months ended June 30, 2006 and compares those results to our operating results for the three months ended June 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended June 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended June 30, 2005:

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$637,476	$633,797	$3,679	0.6%
Tons sold	33,954	34,630	(676)	(2.0)%
Coal sales realization per ton sold	$18.77	$18.30	$0.47	2.6%
     The increase in our coal sales from the second quarter of 2005 to the second quarter of 2006 resulted from significantly higher pricing during the second quarter of 2006 partially offset by lower volumes of Central Appalachian coal resulting from the sale of certain of the Central Appalachian operations in the fourth quarter of 2005. Increases in Powder River Basin coal offset a large portion of the volume decrease in Central Appalachia, resulting in a lower average price (see regional realization table below).
     The following table shows the number of tons sold by operating segment during the three months ended June 30, 2006 and compares those amounts to the comparable information for the three months ended June 30, 2005:

	Three months ended June 30,		Increase (decrease)
	2006	2005	Tons	%
		(Amounts in thousands)
Powder River Basin	24,139	21,995	2,144	9.7%
Western Bituminous Region	4,501	4,678	(177)	(3.8)%
Central Appalachia	5,314	7,957	(2,643)	(33.2)%
Total	33,954	34,630	(676)	(2.0)%
     Volume increases in the Powder River Basin are primarily the result of improved rail service experienced during the second quarter of 2006 compared to the second quarter of 2005 and the restart of the Coal Creek mine, which contributed 0.6 million tons to the quarter. At the Western Bituminous Region, the impact of the start-up of the Skyline mine during the second quarter of 2006 was offset by the timing of shipments and a longwall move resulting in a slight decrease in tons during the second quarter of 2006 when compared to the second quarter of 2005. Our volumes in Central Appalachia decreased as a result of the sale of operations described above, partially offset by 2.0 million tons of coal purchased by us which we then used to supply coal for contracts we retained in the transaction.
     The following table shows the coal sales price per ton by operating segment during the three months ended June 30, 2006 and compares those amounts to the comparable information for the three months ended June 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended June 30, 2006 were $0.01 for the Powder River Basin, $2.44 for the Western Bituminous region and $2.25 for Central Appalachia. For the three months ended June 30, 2005, transportation costs per ton billed to customers were $0.03 for the Powder River Basin, $3.10 for the Western Bituminous region and $1.52 for Central Appalachia.

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.44	$8.11	$3.33	41.1%
Western Bituminous Region	22.08	19.36	2.72	14.0%
Central Appalachia	45.79	42.44	3.35	7.9%
     The increase in our coal sales prices resulted from significantly higher base pricing and higher sulfur dioxide quality premiums during the second quarter of 2006 when compared to the second quarter of 2005. The improved base pricing is due primarily to the expiration of legacy contracts. As part of the renegotiation of a long-term Powder River Basin contract in the second quarter of 2006, retroactive price adjustments were made related to shipments during the first quarter of 2006. Approximately $10.0 million of the Powder River Basin’s second quarter 2006 coal revenues, or $.41 per ton, related to these first quarter shipments.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended June 30, 2006 and compares those results to the comparable information for the three months ended June 30, 2005:

			Increase (decrease)
	Three months ended June 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Cost of coal sales	$471,896	$542,073	$70,177	12.9%
Depreciation, depletion and amortization	51,713	52,142	429	0.8%
Selling, general and administrative expenses	20,642	17,979	(2,663)	(14.8)%
Other operating expense (income), net	(6,623)	110	6,733	6,120.9%
	$537,628	$612,304	$74,676	12.2%
     Cost of coal sales. Our cost of coal sales decreased from the second quarter of 2005 to the second quarter of 2006 primarily due to the sale of certain of the Central Appalachian operations described above, partially offset by increased volume and higher sales-sensitive costs in the Powder River Basin.
     Depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization from the second quarter of 2005 to the second quarter of 2006 is due primarily to the sale of the Central Appalachian operations, partially offset by an increase in the Western Bituminous Region, due to the startup of the Skyline mine in the second quarter of 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased during the second quarter of 2006 compared to the second quarter of 2005 due primarily to an increase in expense related to incentive compensation awards of $1.5 million.
     Other operating expense (income), net. The fluctuations in the second quarter of 2006 compared to the second quarter of 2005 resulted primarily from a decrease of $5.6 million in net expense related to bookouts (the netting of coal sales and purchase contracts with the same counterparty). In addition, unrealized gains on derivatives increased $2.4 million in the second quarter of 2006 compared to the second quarter of 2005, and the second quarter of 2006 reflects an expense of $1.7 million related to settlement accounting for pension plan withdrawals related primarily to the sale of the Central Appalachian operations.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended June 30,		Increase
	2006	2005	$	%
Powder River Basin	$2.80	$0.71	$2.09	294.4%
Western Bituminous Region	8.86	5.78	3.08	53.3%
Central Appalachia	1.87	(0.19)	2.06	1084.2%
     Powder River Basin — On a per-ton basis, operating margins for the second quarter of 2006 increased significantly from the second quarter of 2005 due to the increase in per-ton coal sales realizations described above.

The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the second quarter of 2006 compared to the second quarter of 2005.
      Western Bituminous Region — Operating margins per ton for the second quarter of 2006 increased from the second quarter of 2005 due to higher per-ton coal sales realizations described above and a $10.0 million partial insurance recovery related to the West Elk combustion-related event.
      Central Appalachia — Operating margins per ton for the second quarter of 2006 increased significantly from the second quarter of 2005 as a result of the sale of certain operations at the end of 2005 that had operated at a loss during the first quarter of 2005, higher per-ton coal sales realizations described previously and improved performance at our remaining operations, offset in part by higher contract mining costs.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2006 and compares that information to the comparable information for the three months ended June 30, 2005:

			Increase (decrease)
	Three months ended June 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Interest expense	$(15,923)	$(19,389)	$3,466	17.9%
Interest income	600	1,681	(1,081)	64.3%

	$(15,323)	$(17,708)	$2,385	13.5%

     The decrease in net interest expense resulted primarily from the increased capitalization of interest associated with certain major long-term development projects. For more information on our ongoing capital projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the three months ended June 30, 2006 and compares that information to the comparable information for the three months ended June 30, 2005:

			Increase (decrease)
	Three months ended June 30,		in Net Income
	2006	2005	$ %
		(Amounts in thousands)
Provision for (benefit from) income taxes	$13,000	$(1,300)	$(14,300)	(1,100)%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax expense in the second quarter of 2006 as compared to the second quarter of 2005 was primarily the result of the increase in our pre-tax income.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following discussion summarizes our operating results for the six months ended June 30, 2006 and compares those results to our operating results for the six months ended June 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the six months ended June 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the six months ended June 30, 2005:

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,272,029	$1,234,262	$37,767	3.1%
Tons sold	65,700	71,657	(5,957)	(8.3)%
Coal sales realization per ton sold	$19.36	$17.22	$2.14	12.4%
     The increase in our coal sales from the first half of 2005 to the first half of 2006 resulted from significantly higher base pricing during 2006, partially offset by lower volumes discussed below and changes in average pricing due to the higher percentage of Powder River Basin coal, resulting in a lower average price (see regional realization table below).

     The following table shows the number of tons sold by operating segment during the six months ended June 30, 2006 and compares those amounts to the comparable information for the six months ended June 30, 2005:

	Six months ended June 30,		Increase (decrease)
	2006	2005	Tons	%
		(Amounts in thousands)
Powder River Basin	46,313	47,046	(733)	(1.6)%
Western Bituminous Region	8,561	9,477	(916)	(9.7)%
Central Appalachia	10,826	15,134	(4,308)	(28.5)%
Total	65,700	71,657	(5,957)	(8.3)%
     The volume decrease in the Powder River Basin is due to the sale of 1.4 million tons of coal in the first quarter of 2005 that we purchased from the Buckskin mining operation. The decrease in Western Bituminous volumes during the first six months of 2006 compared to the first six months of 2005 is primarily the result of the impact of the idling of our West Elk longwall mine. The longwall restarted in March 2006 and the mine operated normally during the second quarter of 2006. Our volumes in Central Appalachia decreased from the sale of certain operations described previously, partially offset by an increase of 4.1 million tons of coal we purchased and then used to supply coal for contracts we retained in the transaction.
     The following table shows the coal sales price per ton by operating segment during the six months ended June 30, 2006 and compares those amounts to the comparable information for the six months ended June 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the six months ended June 30, 2006 were $0.02 for the Powder River Basin, $3.05 for the Western Bituminous region and $2.93 for Central Appalachia. For the six months ended June 30, 2005, transportation costs per ton billed to customers were $0.05 for the Powder River Basin, $3.19 for the Western Bituminous region and $1.46 for Central Appalachia.

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.39	$7.84	$3.55	45.3%
Western Bituminous Region	22.66	18.21	4.45	24.4%
Central Appalachia	46.51	42.18	4.33	10.3%
     The increase in our coal sales prices resulted from significantly higher base pricing and higher sulfur dioxide quality premiums during the first half of 2006 when compared to the first half of 2005. Improved base pricing is due primarily to the expiration of legacy contracts.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the six months ended June 30, 2006 and compares those results to the comparable information for the six months ended June 30, 2005:

			Increase (decrease)
	Six months ended June 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Cost of coal sales	$954,846	$1,061,714	$106,868	10.1%
Depreciation, depletion and amortization	97,534	103,045	5,511	5.3%
Selling, general and administrative expenses	38,523	40,255	1,732	4.3%
Other operating income, net	(12,859)	(18,198)	(5,339)	(29.3)%

	$1,078,044	$1,186,816	$108,772	9.2%

     Cost of coal sales. Our cost of coal sales decreased from the first half of 2005 to the first half of 2006 primarily due to the sale of certain Central Appalachian operations described above, offset by higher sales-sensitive costs in the Powder River Basin and the effect of the West Elk combustion-related event.
     Depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization from the first half of 2005 to the first half of 2006 is due to the sale of operations in Central Appalachia, offset by higher depreciation, depletion and amortization in the Western Bituminous Region due to the start up of the Skyline mine.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased during the first half of 2006 compared to the first half of 2005 due primarily to a decrease of $5.8 million in expense related to incentive compensation awards. In the first half of 2005, we recognized $9.1 million of selling, general and administrative expense related to a plan that reached its market price condition in the first quarter of 2005, and for which no expense had previously been recognized. In the first half of 2006, we recognized an expense of $4.3 million under a current plan for which we expect to satisfy the market and performance conditions in the fourth quarter of 2006. This was partially offset by higher salaries during the first half of 2006 compared to the first half of 2005.
     Other operating income, net. The decrease in other operating income, net in the first half of 2006 compared to the first half of 2005 resulted primarily from a decrease in gains from sales of property, plant and equipment of $19.7 million and a charge to earnings of $8.5 million in the first half of 2006 related to the sale of the Central Appalachian operations discussed previously. The charge relating to the sale of the Central Appalachian operations relates to the finalization of working capital adjustments to the purchase price, adjustments to estimated volumes associated with sales contracts acquired by Magnum and expense related to settlement accounting for pension plan withdrawals. These decreases in other operating income were partially offset by an increase in unrealized gains and terminations on sulfur dioxide emission allowance put options and swaps of $14.5 million and a decrease of $8.5 million in net expense related to bookouts (the netting of coal sales and purchase contracts with the same counterparty).
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Six months ended June 30,		Increase
	2006	2005	$	%
Powder River Basin	$2.75	$0.88	$1.87	212.5%
Western Bituminous Region	7.63	4.12	3.51	85.2%
Central Appalachia	3.02	(0.39)	3.41	874.4%
     Powder River Basin — On a per-ton basis, operating margins for the first six months of 2006 increased significantly from the first six months of 2005 primarily due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the first six months of 2006 compared to the first six months of 2005.
     Western Bituminous Region — Operating margins per ton for the first half of 2006 increased from the first half of 2005 due to higher per-ton coal sales realizations described above partially offset by the impact of the West Elk idling during the first quarter, net of the partial insurance recoveries of $20.0 million.
     Central Appalachia — Operating margins per ton for the first half of 2006 increased significantly from the first half of 2005 as a result of the sale of operations at the end of 2005 which operated at a loss for the first half of 2005, higher per-ton coal sales realizations described previously and improved performance at our remaining operations.

     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2006 and compares that information to the comparable information for the six months ended June 30, 2005:

			Increase (decrease)
	Six months ended June 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Interest expense	$(31,995)	$(37,460)	$5,465	14.6%
Interest income	2,515	3,526	(1,011)	(28.7)%

	$(29,480)	$(33,934)	$4,454	13.1%

     The decrease in interest expense resulted primarily from the increased capitalization of interest associated with certain major long-term development projects. For more information on our ongoing capital projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the six months ended June 30, 2006 and compares that information to the comparable information for the six months ended June 30, 2005:

			Increase (decrease)
	Six months ended June 30,		in Net Income
	2006	2005	$ %
		(Amounts in thousands)
Provision for (benefit from) income taxes	$30,900	$(600)	$(31,500)	(5,250)%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax expense in the first six months of 2006 as compared to the first six months of 2005 was primarily the result of the increase in our pre-tax income.
     Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our lines of credit, sales of assets and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our lines of credit. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six months ended
	June 30,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$85,465	$102,656
Investing activities	(413,015)	(141,921)
Financing activities	80,239	(24,520)
     Cash provided by operating activities decreased $17.2 million in the 2006 period compared to the 2005 period primarily as a result of a reduction in accounts payable and accrued liabilities and an increase in accounts receivable due to higher realizations and an increase in inventory due to increased production in the Western Bituminous Region. The majority of this decrease in accounts payable and accrued liabilities in the first half of 2006 was the result of the sale of Central Appalachia operations on December 31, 2005. Specifically, we made payments to Magnum of $34.1 million in the first quarter of 2006 pursuant to the purchase agreement. In addition, during the first six months of 2006, we purchased coal to satisfy below-market contracts not transferred to Magnum, the losses for which we accrued at the time of sale.
     Cash used in investing activities in the first half 2006 was $271.1 million higher than in 2005, due to increased capital expenditures and a reduction of proceeds from dispositions of assets. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In 2006, we made the second of five payments of $122.2 million on the Little Thunder federal coal lease. There was no payment required in 2005. Costs related to the development of the Mountain Laurel complex in West Virginia, higher spending at our Powder River Basin operations related to the restart of the Coal Creek mine and costs related to the purchase of a replacement longwall at the Canyon Fuel operations in the Western Bituminous Region resulted in an increase in capital expenditures in the first half of 2006 compared to the prior year period.
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
     On June 23, 2006, we entered into an amendment to our credit facility to change the pricing grid upon which the interest rate on borrowings under the credit facility is determined and to extend the maturity date from December 22, 2009 to June 23, 2011. As amended, interest on borrowings under the credit facility is a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement. In addition, the amendment to the credit facility increased the maximum amount of borrowings available to us from $700.0 million to $800.0 million and also revised certain negative covenants and other provisions to provide us with greater flexibility to pursue strategic investments. Our credit facility is secured by substantially all of our assets as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western and its subsidiaries. At the same time, the Company amended its receivable securitization program to increase the size from $100.0 million to $150.0 million and change the fees on amounts funded under the program to rates based on the Company’s leverage ratio.
     Cash provided by financing activities was $80.2 million for the first half of 2006 compared to a use of cash of $24.5 million for the first half of 2005. The increase results primarily from borrowings on the revolving credit facility and other lines of credit, including those under the new accounts receivable securitization program, of $95.9 million, compared to net payments of $25.0 million during the first half of 2005. The increase in borrowings was to fund the Little Thunder federal coal lease noted above. We also had $56.1 million of letters of credit outstanding under the securitization program at June 30, 2006. The average cost of borrowing under the securitization program was approximately 5.28% at June 30, 2006. Additionally, financing activities in the first half of 2006 also included we received cash of $6.9 million from the issuance of common stock under our employee stock incentive plans, a decrease of $16.1 million from 2005.
     We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years.
     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005
Ratio of earnings to combined fixed charges and preference dividends (1)	4.76x	1.19x

(1)	Ratio of earnings to combined fixed charges and preference dividends is computed on a total enterprise basis including our consolidated subsidiaries, plus our share of significant affiliates accounted for on the equity method that are 50% or greater owned or whose indebtedness has been directly or indirectly guaranteed by us. Earnings consist of income from continuing operations before income taxes and are adjusted to include fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Preference dividends are the amount of pre-tax earnings required to pay dividends on our outstanding preferred stock and Arch Western Resources, LLC’s preferred membership interest.
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
     West Virginia Flooding Litigation. We have been served, among others, including a former subsidiary whom we have agreed to defend, in fifteen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 3,100 plaintiffs who are seeking to recover from more than 180 defendants for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-four other flood damages cases not involving us, will be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict concerning certain preliminary matters against the two, non-settling defendants in the first phase of the first watershed trial, in which we were not involved. We have been named in cases involving the Coal River watershed, the first trial phase of which is set for September 5, 2006. Damages, if any, would be determined in a separate phase.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. Based on current expectations of production over the next three years, we have unpriced volumes of 7.0 million to 11.0 million tons in 2006, 55.0 to 65.0 million tons in 2007 and 85.0 to 95.0 million tons in 2008.
     During the six months ended June 30, 2006, we settled swaps for 12,000 sulfur dioxide emission allowances. The fair value of these swaps was a liability of $11.9 million at December 31, 2005.
     At June 30, 2006, a $100 decrease in the price of sulfur dioxide emission allowances would result in a $2.2 million increase in the fair value of the financial position of our sulfur dioxide emission allowance put options. At June 30, 2006, a $0.05 per gallon increase in the price of heating oil would result in a $1.6 million increase in the fair value of the financial position of our heating oil swap agreements and call options.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of the Quarterly Reports that we have filed during the interim period are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the second quarter of 2006.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program (1)	Repurchase Program
Apr. 1 — Apr. 30, 2006	—		—
May 1 — May 31, 2006	—		—
Jun. 1 — Jun. 30, 2006	—		—

Total	—		—	433,592,752	(2)

(1)	In September 2001, our board of directors authorized a share repurchase program for the purchase of up to 12,000,000 shares of our common stock. As of June 30, 2006, 714,400 shares have been purchased under this program.

(2)	Calculated using 11,285,600 shares of common stock which may yet be purchased under our share repurchase program and $38.42, the closing price of our common stock as reported on the New York Stock Exchange on August 2, 2006.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description
2.1	Amendment No. 2 to the Purchase and Sale Agreement, dated as of April 27, 2006, by and between Arch Coal, Inc. and Magnum Coal Company.

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	First Amendment to Credit Agreement, dated as of June 23, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 27, 2006).

10.2	Second Amendment to Receivables Purchase Agreement, dated as of June 23, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 27, 2006).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of Robert J. Messey.

*	Denotes management contract or compensatory plan arrangements.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ Robert J. Messey Robert J. Messey
Senior Vice President and Chief Financial Officer

August 7, 2006