Form 10-Q
period 2006-09-30
ARCH COAL INC
filed 2006-11-09
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 1, 2006, there were 142,002,624 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
Revenues
Coal sales	$610,045	$654,716	$1,882,074	$1,888,978

Costs, expenses and other
Cost of coal sales	474,458	546,725	1,429,304	1,608,439
Depreciation, depletion and amortization	53,641	57,842	151,175	160,887
Selling, general and administrative expenses	13,667	20,285	52,190	60,540
Other operating income, net	(13,922)	(4,313)	(26,781)	(22,511)

	527,844	620,539	1,605,888	1,807,355

Income from operations	82,201	34,177	276,186	81,623

Interest expense, net
Interest expense	(16,233)	(17,994)	(48,228)	(55,454)
Interest income	631	2,109	3,146	5,635

	(15,602)	(15,885)	(45,082)	(49,819)

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(998)	(1,949)	(4,062)	(6,082)
Other non-operating expense, net	(2,574)	(1,567)	(2,711)	(1,497)

	(3,572)	(3,516)	(6,773)	(7,579)

Income before income taxes	63,027	14,776	224,331	24,225

Provision for (benefit from) income taxes	12,100	(4,150)	43,000	(4,750)

Net income	50,927	18,926	181,331	28,975

Preferred stock dividends	(102)	(1,797)	(289)	(5,391)

Net income available to common stockholders	$50,825	$17,129	$181,042	$23,584

Earnings per common share
Basic earnings per common share	$0.35	$0.13	$1.27	$0.19
Diluted earnings per common share	$0.35	$0.13	$1.25	$0.18

Basic weighted average shares outstanding	143,422	127,716	143,044	126,764
Diluted weighted average shares outstanding	145,356	129,582	145,131	128,742

Common dividends declared per share	$0.06	$0.04	$0.16	$0.12
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,345	$260,501
Trade receivables	200,694	179,220
Other receivables	49,040	40,384
Inventories	130,691	130,720
Prepaid royalties	7,947	2,000
Deferred income taxes	71,197	88,461
Other	34,570	28,278

Total current assets	522,484	729,564

Property, plant and equipment, net	2,128,384	1,829,626

Other assets
Prepaid royalties	113,450	106,393
Goodwill	40,032	40,032
Deferred income taxes	208,554	223,856
Equity investments	78,653	8,498
Other	110,417	113,471

Total other assets	551,106	492,250

Total assets	$3,201,974	$3,051,440

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$211,944	$256,883
Accrued expenses	178,273	245,656
Short-term borrowings and current portion of long-term debt	101,980	10,649

Total current liabilities	492,197	513,188

Long-term debt	1,020,414	971,755
Asset retirement obligations	175,202	166,728
Accrued postretirement benefits other than pension	43,436	41,326
Accrued workers’ compensation	54,257	53,803
Other noncurrent liabilities	87,263	120,399

Total liabilities	1,872,769	1,867,199

Stockholders’ equity
Preferred stock	1	2
Common stock	1,439	719
Paid-in capital	1,386,383	1,367,470
Retained deficit	(32,843)	(164,181)
Unearned compensation	—	(9,947)
Treasury stock, at cost	(23,883)	(1,190)
Accumulated other comprehensive loss	(1,892)	(8,632)

Total stockholders’ equity	1,329,205	1,184,241

Total liabilities and stockholders’ equity	$3,201,974	$3,051,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Operating activities
Net income	$181,331	$28,975
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	151,175	160,887
Prepaid royalties expensed	6,649	12,143
Net gain on disposition of assets	(323)	(29,882)
Gain on investment in Knight Hawk Holdings, LLC	(10,309)	—
Employee stock-based compensation expense	6,482	8,789
Other non-operating expense	6,773	7,579
Changes in assets and liabilities:
Receivables	(30,130)	(66,799)
Inventories	(40,648)	(22,119)
Accounts payable and accrued expenses	(123,232)	30,965
Income taxes	46,162	(1,511)
Other	(774)	42,790

Cash provided by operating activities	193,156	171,817

Investing activities
Capital expenditures	(474,201)	(248,906)
Proceeds from dispositions of property, plant and equipment	751	30,183
Additions to prepaid royalties	(19,653)	(23,945)
Investments in/advances to equity-method affiliates	(43,906)	—

Cash used in investing activities	(537,009)	(242,668)

Financing activities
Net proceeds from (payments on) revolver and lines of credit	150,000	(25,000)
Payments on long-term debt	(8,986)	(9,125)
Debt financing costs	(2,171)	(2,631)
Dividends paid	(23,205)	(20,681)
Purchases of treasury stock	(10,918)	—
Issuance of common stock under incentive plans	6,977	32,549

Cash provided by (used in) financing activities	111,697	(24,888)

Decrease in cash and cash equivalents	(232,156)	(95,739)
Cash and cash equivalents, beginning of period	260,501	323,167

Cash and cash equivalents, end of period	$28,345	$227,428

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2005 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.
     On May 15, 2006, the Company completed a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. All share and per share amounts for the three and nine month periods ended September 30, 2005 have been retroactively restated for the split.
     On December 31, 2005, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Magnum Coal Company (“Magnum”). Pursuant to the Purchase Agreement, the Company sold the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia, which affects the comparability of the condensed consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005. For the three months ended September 30, 2005, these subsidiaries had revenues of $138.8 million and earned operating income of $2.5 million, and for the nine months ended September 30, 2005, these subsidiaries had revenues of $388.9 million and incurred an operating loss of $2.5 million. For the nine months ended September 30, 2006, the Company recorded a charge to earnings of $8.6 million in other operating income, net on the accompanying Condensed Consolidated Statements of Income, related primarily to the finalization of working capital adjustments to the purchase price, adjustments to estimated volumes associated with sales contracts acquired by Magnum and the settlement of pension obligations. See further discussion of the settlement in Note 9, “Employee Benefit Plans.” In addition, during the first nine months of 2006, the Company purchased coal to satisfy below-market contracts not transferred to Magnum. The losses of $65.4 million on these purchase commitments were accrued and reflected in accrued liabilities in the accompanying December 31, 2005 Condensed Consolidated Balance Sheet. As the Company made shipments to satisfy the below-market contracts, $54.0 million of the liabilities were relieved through cost of coal sales during the nine months ended September 30, 2006.
2. Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $40.7 million and $2.0 million of inventory and deferred development costs, respectively, with a corresponding decrease to retained earnings, net of tax, of $26.1 million. This accounting change creates volatility in the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory can only be attributed to tons extracted from the pit. During the three and nine month periods ended September 30, 2006, decreases in pit inventory resulted in net income that was $3.8 million and $11.6 million higher, respectively, than it would have been under the

Company’s previous methodology of accounting for pit inventory, an impact of $0.03 and $0.08 per diluted share, respectively.
     As of January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), which requires all public companies to measure compensation cost in the income statement for all share-based payments (including employee stock options) at fair value. Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“Statement No. 123”). The Company adopted Statement No. 123R using the modified-prospective method. Under this method, compensation cost for share-based payments to employees is based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of, the date Statement No. 123R was adopted are based on the same estimate of the grant-date fair value and the same recognition method used previously under Statement No. 123. The Company uses the Black-Scholes option pricing model for its options and a lattice model for share-based payments with performance and market conditions to determine the fair value. Statement No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The effects of adoption on retained earnings, net income and the statement of cash flows for the three and nine month periods ended September 30, 2006 were insignificant. See further discussion in Note 6, “Stock-Based Compensation.”
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While the Company expects there will be some impact of recognizing tax positions previously unrecognized under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company is still analyzing FIN 48 to determine what the impact of adoption will be.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 is effective prospectively for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is still analyzing Statement No. 157 to determine what the impact of adoption will be.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”). Statement No. 158 requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in the funded status though comprehensive income when they occur. Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. Statement No. 158 is effective for fiscal years ending after December 15, 2006. Once the Company receives the measurement of plan assets and obligations at December 31, 2006 (projected benefit obligation for the defined benefit pension plan and accumulated benefit obligation under postretirement benefit plans), the Company will record the difference between them on the balance sheet, with a corresponding adjustment to other comprehensive income.
3. Recent Events
     During the three months ended September 30, 2006, the Company acquired a 33 1/3% equity interest in Knight Hawk Holdings, LLC a coal producer in the Illinois Basin, in exchange for $15.0 million in cash and approximately 30.0 million tons of coal reserves. The Company recognized a $10.3 million gain on the transaction, representing the difference between the fair market value of the reserves surrendered and their carrying value, less the amount of gain attributable to the ownership interest retained through the investment. This gain is reflected in other operating income, net on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006.

     During the three months ended September 30, 2006, the Company also acquired a 25% equity interest in DKRW Advanced Fuels, LLC (“DKRW”), a company engaged in developing coal-to-liquids facilities. In exchange, the Company agreed to extend DKRW’s existing coal reserve purchase option, to cooperate with DKRW to secure coal reserves at fair value for two additional coal-to-liquids projects outside of the Carbon Basin, and to invest $25.0 million in the company.
4. Insurance Recovery
     A combustion-related event in October 2005 caused the idling of the Company’s West Elk mine in Colorado into the first quarter of 2006, which cost the Company approximately $30.0 million in lost profits during the first quarter of 2006. The Company recorded insurance recoveries related to the event of $10.0 million and $30.0 million during the three and nine months ended September 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales in the accompanying Condensed Consolidated Statements of Income.
5. Debt
     At September 30, 2006, the Company had $150.0 million of borrowings outstanding under its revolving credit facility and other lines of credit, including those under the accounts receivable securitization program. Of these borrowings, $52.0 million are classified as long-term due to the Company’s intent to borrow at that level for an uninterrupted period extending beyond one year.
     On June 23, 2006, the Company entered into an amendment to its credit facility to change the pricing grid upon which the interest rate under the credit facility is determined and to extend the maturity date from December 22, 2009 to June 23, 2011. As amended, borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to the Company’s leverage ratio, as calculated in accordance with the credit agreement. In addition, the amendment to the credit facility increased the maximum amount of borrowings available to the Company from $700.0 million to $800.0 million and also revised certain restrictive negative covenants and other provisions. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western Resources, LLC and its subsidiaries.
     On February 10, 2006, the Company established an accounts receivable securitization program, which was increased from $100.0 million to $150.0 million on June 23, 2006. Under the program, the Company’s eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company’s financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that are lower than its borrowings under the revolving credit facility. The fee structure was amended June 23, 2006 such that fees will be determined based on the Company’s leverage ratio, as defined in the amendment. The average cost of borrowing was 5.34% as of September 30, 2006. As of September 30, 2006, borrowings and letters of credit outstanding under the program were $80.0 million and $58.5 million, respectively.
6. Stock-Based Compensation
     The Company may grant stock options, performance units, restricted stock units and performance contingent phantom stock under the Company’s Stock Incentive Plan (“Incentive Plan”). The Incentive Plan called for the adjustment of shares under the plan in the event of a split.

     Stock options are generally subject to vesting provisions of at least one year from the date of grant and are granted at a price equal to 100% of the fair market value of the stock on the date of grant. Information regarding outstanding stock options under the Incentive Plan follows for the nine months ended September 30, 2006:

		Weighted	Aggregate
	Common	Average	Intrinsic	Average
	Shares	Exercise	Value	Contract
	(in 000’s)	Price	(in 000’s)	Life
Options outstanding at January 1	2,916	$10.40
Granted	27	$33.75
Exercised	(654)	$10.65	$227
Canceled	(9)	$18.07

Options outstanding at September 30	2,280	$10.58	$41,751	4.93

Options exercisable at September 30	1,770	$9.90	$33,646	4.62

     Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the nine months ended September 30, 2006:

	Common	Weighted
	Shares	Average
	(in 000’s)	Fair Value
Unvested options at January 1	974	$4.47
Granted	27	$13.53
Vested	(482)	$3.94
Canceled	(9)	$8.14

Unvested options at September 30	510	$5.38

     Compensation expense related to stock options for the three and nine month periods ended September 30, 2006 was $0.1 million and $1.4 million, respectively. As of September 30, 2006, there was $0.8 million of unrecognized compensation cost related to the unvested stock options. Compensation cost is recognized over the options’ vesting periods. The options’ fair value was determined using the Black-Scholes option pricing model. The Company used a weighted average risk-free rate of 4.75%, a weighted average dividend rate of 0.71% and a weighted average volatility of 40.72% to value the options granted during 2006. Substantially all stock options granted vest ratably over three years, with the majority vesting in 2006.
     The Company awarded performance-contingent phantom stock to 11 of its executives in the third quarter of 2005. The awards allow participants to earn up to an aggregate of 505,200 units, to be paid out in both cash and stock upon attainment of certain levels of stock price and EBITDA, as defined by the Company. Under Statement 123R, the cash portion of the plan is accounted for as a liability, based on the estimated payout under the awards. The equity portion is recorded utilizing the grant-date fair value of the award, based on a lattice model valuation. The Company met the EBITDA target in the third quarter of 2006 and estimates meeting the stock price target in 2007 and issuing its target of 379,800 units under the plan. The Company recognized $0.4 million and $4.7 million of expense under this award during the three and nine month periods ended September 30, 2006. At September 30, 2006, the Company expects to recognize compensation of $0.3 million during the remainder of 2006, however the amount of compensation to be recognized in 2006 and 2007 could change if EBITDA and stock price assumptions change or EBITDA reaches a level in 2007 that would result in the issuance of additional shares up to the maximum number noted above.
     The Company may issue restricted stock and restricted stock units, which require no payment from the employee. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period. During the vesting period, the employee receives cash compensation equal to the amount of dividends that would have been paid on the underlying shares. At September 30, 2006, the Company had restricted stock and restricted stock units outstanding totaling 75,500 and 249,720 shares, respectively, at a weighted average fair value of $24.92 and $16.98 per share, respectively. During the first nine months of 2006, the Company granted restricted stock and restricted stock units totaling 7,500 and 31,400 shares, respectively, at a weighted average fair value of $37.85 and $37.77 per share, respectively. Restricted stock units totaling 108,974 shares and restricted stock totaling 14,000 shares vested during the first nine months of 2006 at weighted average fair values of $15.47 and $21.75 per share, respectively. Restricted stock cliff vests at various dates and restricted stock units typically vest ratably over three years. Unearned compensation of $2.9 million will be recognized over the remaining vesting period of the outstanding restricted stock and restricted stock units, primarily in the next two years. The Company recognized expense of approximately $0.4 million and $1.4 million in the three and nine month periods ended September 30, 2006, respectively, related to restricted stock and restricted stock units.
     The majority of the cost relating to the stock-based compensation plans is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
     Prior to the adoption of Statement No. 123R, the Company accounted for its stock options under the intrinsic value method prescribed by APB 25 and related interpretations as permitted by Statement No. 123. The following table reflects the pro forma disclosure of net income available to common stockholders and earnings per common share as required by Statement No. 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates for the three and nine month periods ended September 30, 2005, the Company’s net income available to common stockholders and earnings per common share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands)
Net income available to common stockholders, as reported	$17,129	$23,584
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	101	8,718
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,122)	(11,767)

Pro forma net income available to common stockholders	$16,108	$20,535

Earnings per share:
Basic earnings per common share – as reported	$0.13	$0.19
Basic earnings per common share – pro forma	$0.13	$0.16

Diluted earnings per common share – as reported	$0.13	$0.18
Diluted earnings per common share – pro forma	$0.13	$0.16
     On January 14, 2004, the Company granted an award of 220,766 shares of performance-contingent phantom stock that vested in the event the Company’s stock price reached an average pre-established price over a period of 20 consecutive trading days within five years following the date of grant. On March 3, 2005, the price contingency discussed above was met, and the award was paid in a combination of common stock ($7.3 million) and cash ($2.6 million). During the nine months ended September 30, 2005, the Company recognized a $9.9 million charge as a component of selling, general and administrative expense ($9.1 million) and cost of coal sales ($0.8 million) in the accompanying Condensed Consolidated Statements of Income.
7. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Coal	$52,965	$73,284
Repair parts and supplies	77,726	57,436

	$130,691	$130,720

     The decrease in coal inventories is primarily the result of the implementation of EITF 04-6 discussed in Note 2, “Accounting Pronouncements” as of January 1, 2006, partially offset by an increase in coal inventories primarily at the Western Bituminous segment’s operations. The increase in repair parts and supplies is primarily the result of an increase in tire inventories and higher costs associated with materials and supplies.
8. Derivative financial instruments
     The Company uses forward physical purchase contracts and heating oil swaps and purchased call options to reduce volatility in the price of diesel fuel for its operations. The changes in the heating oil price highly correlate to changes in diesel fuel prices. Accordingly, the derivatives qualify for hedge accounting and the changes in the fair value of the derivatives are recorded through other comprehensive income.
     At September 30, 2006, the Company held heating oil swaps and purchased call options for 31.5 million gallons, protecting approximately 87% of our remaining 2006 purchases and 62% of our purchases for fiscal year 2007. At December 31, 2005, the Company held heating oil swaps and purchased call options for 32.1 million gallons. At September 30, 2006 the fair values of the heating oil swaps and purchased call options were reflected as a current asset of $0.7 million and a noncurrent liability of $0.8 million in the accompanying Condensed Consolidated Balance Sheets. At December 31, 2005, the fair values of the heating oil swaps and purchased call options were reflected as a $8.7 million current asset in the accompanying Condensed Consolidated Balance Sheets.
     The Company is exposed to price risk related to the value of sulfur dioxide emission allowances that are a component of the quality adjustment provisions in many of its coal supply contracts. The Company has historically purchased put options and entered into swap contracts to protect the Company from any downturn in the price of sulfur dioxide allowances. As of September 30, 2006 and December 31, 2005, the Company had put options for 19,000 and 48,000 sulfur dioxide emission allowances, respectively. The fair value of the sulfur dioxide emission allowance put options is reflected as a current asset of $5.4 million and $0.2 million in the accompanying Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively. As of December 31, 2005, the Company held swaps for 12,000 sulfur dioxide allowances, the fair value of which was reflected as a liability of $11.9 million. The Company settled these swaps in the first quarter of 2006. Of the outstanding options at September 30, 2006, the Company elected hedge accounting treatment for options covering 6,000 allowances that had a fair value of $0.5 million, which was recorded through other comprehensive income. The changes in fair value of the remaining options and swaps were recorded in other operating income, net in the Condensed Consolidated Statements of Income.
9. Employee Benefit Plans
     Defined Benefit Pension and Other Postretirement Benefit Plans
     The Company has non-contributory defined benefit pension plans covering certain of its salaried and non-union hourly employees. Benefits are generally based on the employee’s age and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for U.S. federal income tax purposes.
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
     Components of Net Periodic Benefit Cost
     The following table details the components of pension and other postretirement benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$2,557	$2,304	$1,169	$1,364
Interest cost	4,647	2,416	902	7,967
Expected return on plan assets	(5,870)	(3,334)	—	—
Other amortization and deferral	1,279	2,195	544	6,470
Settlement	71	—	—	—

	$2,684	$3,581	$2,615	$15,801

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$7,257	$8,303	$3,505	$3,906
Interest cost	9,592	9,112	2,707	23,663
Expected return on plan assets	(12,180)	(11,579)	—	—
Other amortization and deferral	5,258	5,545	1,630	19,003
Settlement	2,377	—	—	—

	$12,304	$11,381	$7,842	$46,572

     The decrease in net periodic postretirement benefit costs is the result of the sale of certain of the Company’s subsidiaries to Magnum discussed in Note 1 “Basis of Presentation” along with the related postretirement benefit obligations. The remaining participants in the postretirement benefit plan have their benefits capped.
     Settlement
     A plan settlement occurred in the second quarter of 2006 because of plan withdrawals from the defined benefit pension plan primarily associated with the disposition of certain of the Company’s subsidiaries to Magnum discussed in Note 1 “Basis of Presentation.” The settlement resulted in an expense of $2.4 million, $1.7 million of which is reflected in other operating income, net and the remainder in cost of coal sales in the accompanying Condensed Consolidated Statements of Income. The settlement also triggered a remeasurement of the plan obligations as of June 30, 2006.
     Contributions
     In May 2006, the Company contributed 350,000 shares of its common stock, including 84,200 shares of treasury stock, to the Company’s defined benefit pension plan. The market value of the shares contributed was $16.6 million. The contribution, along with the remeasurement discussed above, resulted in a reversal of the additional minimum pension liability included in accumulated other comprehensive income, net of income taxes, of $17.4 million.
10. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$50,927	$18,926	$181,331	$28,975
Other comprehensive income, net of income taxes
Additional minimum pension liability	—	—	17,395	—
Unrealized gains (losses) on available-for-sale securities	(1,659)	754	(8,932)	75
Unrealized gains (losses) on derivatives	(6,429)	5,457	(1,723)	14,677

Total comprehensive income	$42,839	$25,137	$188,071	$43,727

     The additional minimum pension liability was reversed in the second quarter of 2006 as a result of the plan settlement discussed in Note 9, “Employee Benefit Plans.”
11. Earnings per Share and Capital Stock
     The following tables set forth the computation of basic and diluted earnings per common share. All share and per share amounts for the three and nine months ended September 30, 2005 have been retroactively restated for the two-for-one split discussed in Note 1, “Basis of Presentation.”

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Numerator	Denominator	Per Share	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount	(Income)	(Shares)	Amount
	(in thousands, except per share data)
Basic EPS:
Net income	$50,927	143,422	$0.35	$181,331	143,044	$1.27
Preferred stock dividends	(102)		—	(289)		—

Basic income available to common stockholders	$50,825		$0.35	$181,042		$1.27

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	1,244		—	1,385
Effect of common stock equivalents arising from convertible preferred stock	102	690		289	702

Diluted EPS
Diluted income available to common stockholders	$50,927	145,356	$0.35	$181,331	145,131	$1.25

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Numerator	Denominator	Per Share	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount	(Income)	(Shares)	Amount
	(in thousands, except per share data)
Basic EPS:
Net income	$18,926	127,716	$0.15	$28,975	126,764	$0.23
Preferred stock dividends	(1,797)		(0.02)	(5,391)		(0.04)

Basic income available to common stockholders	$17,129		$0.13	$23,584		$0.19

Effect of dilutive securities:
Effect of common stock equivalents arising from stock options and restricted stock awards	—	1,866		—	1,978
Effect of common stock equivalents arising from convertible preferred stock	—	—		—	—

Diluted EPS
Diluted income available to common stockholders	$17,129	129,582	$0.13	$23,584	128,742	$0.18

     At September 30, 2005, the effect of assumed conversion of preferred stock was anti-dilutive and, therefore, excluded from the diluted earnings per common share calculation.
     In September 2006, the Company’s board of directors authorized a share repurchase program, replacing a program that had been adopted in 2001, for the purchase of up to 14,000,000 shares of the Company’s common stock. During the third quarter of 2006, the Company purchased 850,000 shares of common stock at a cost of $23.9 million.
12. Guarantees
     In accordance with the Purchase Agreement, the Company has agreed to continue to provide surety bonds and letters of credit for reclamation, workers’ compensation and retiree healthcare obligations of Magnum related to the properties sold in order to facilitate an orderly transition. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts after closing to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within two years of closing of the transaction, then Magnum must post a letter of credit in favor of the Company in the amounts of the obligations. If letters of credit related to the workers’ compensation obligation are not replaced within 360 days following the closing of the transaction, Magnum must post a letter of credit in favor of the Company in the amounts of the obligation. At September 30, 2006, the Company has $92.1 million of surety bonds related to properties sold to Magnum and $10.6 million of letters of credit that relate to the retiree healthcare obligations of the operations sold to Magnum.
     In addition, the Company has agreed to guarantee the performance of Magnum with respect to certain coal sales contracts sold to Magnum, the longest of which extends to the year 2017. These customers must approve the assignment of the contracts to Magnum. Until the contracts are assigned, the Company is purchasing the coal from

Magnum to sell to these customers at the same price it is charging the customers for the sale. One customer agreed to the assignment in the second quarter of 2006, under the agreement that the Company would continue to guarantee Magnum’s performance until the end of 2006. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply the contract from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at September 30, 2006, the cost of the purchased coal would exceed the sales price under the contracts by $194.7 million. The Company believes that it is remote that the Company would be required to perform under these guarantees. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $178.7 million at September 30, 2006, of which none is recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In addition, tax reporting applied to this transaction by the other member of Arch Western is being audited by the Internal Revenue Service (“IRS”). The Company does not believe that it will be bound by the outcome of this audit. Nevertheless, the Company anticipates that following the conclusion of the audit of the other member, the Company will begin negotiations with the IRS as to adjustments, if any, of Arch Western’s tax reporting. The outcome of these negotiations when settled could result in adjustments to the basis of the partnership assets, and it is possible the Company may be required to adjust its deferred income taxes associated with its investment in Arch Western. Given the uncertainty of how an adverse outcome would affect the Company’s deferred income tax position coupled with potential offsetting tax positions that the Company may be able to take, the Company is not able to reasonably determine the resulting outcome of this issue. However, any change that impacts the Company related to an IRS negotiation may result in a non-cash decrease in deferred income tax assets associated with the Company’s investment in Arch Western and could fall within a range of zero to $41.0 million.
13. Contingencies
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
14. Segment Information
     The Company produces steam and metallurgical coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has three reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are Powder River Basin (PRB), with operations in Wyoming; Central Appalachia (CAPP), with operations in southern West Virginia, eastern Kentucky and Virginia; and Western Bituminous (WBIT), with operations in Utah and Colorado and Southern Wyoming.

     Operating segment results for the three and nine months ended September 30, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended September 30, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$258,969	$238,105	$112,971	$—	$610,045
Income (loss) from operations	45,624	12,833	26,258	(2,514)	82,201
Total assets	1,522,347	828,451	1,789,082	(937,906)	3,201,974
Depreciation, depletion and amortization	28,182	12,880	12,276	303	53,641
Capital expenditures	6,852	43,603	30,640	1,982	83,077

	Three Months Ended September 30, 2005
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$189,112	$358,610	$106,994	$—	$654,716
Income (loss) from operations	18,996	829	28,882	(14,530)	34,177
Total assets	1,213,821	2,202,946	1,716,482	(1,787,347)	3,345,902
Depreciation, depletion and amortization	27,230	18,383	11,855	374	57,842
Capital expenditures	13,330	68,793	23,295	4,130	109,548

	Nine Months Ended September 30, 2006
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$787,706	$761,239	$333,129	$—	$1,882,074
Income (loss) from operations	179,041	42,419	92,480	(37,754)	276,186
Depreciation, depletion and amortization	82,382	35,009	32,441	1,343	151,175
Capital expenditures	76,059	173,095	94,619	130,428	474,201

	Nine Months Ended September 30, 2005
				Corporate,
				Other and
	PRB	CAPP	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$559,901	$1,019,340	$309,737	$—	$1,888,978
Income (loss) from operations	62,574	(1,611)	67,988	(47,328)	81,623
Depreciation, depletion and amortization	79,666	51,387	28,875	959	160,887
Capital expenditures	30,331	162,614	48,258	7,703	248,906
     Reconciliation of segment income from operations to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Income from operations	$82,201	$34,177	$276,186	$81,623
Interest expense	(16,233)	(17,994)	(48,228)	(55,454)
Interest income	631	2,109	3,146	5,635
Other non-operating expense	(3,572)	(3,516)	(6,773)	(7,579)

Income before income taxes	$63,027	$14,776	$224,331	$24,225

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
Executive Overview
     Operating results for the third quarter of 2006 reflect higher margins in the Powder River Basin and Central Appalachia regions driven primarily by increased price realization and the benefit realized from the disposition of certain Central Appalachia operations at the end of 2005 as discussed below. The operating margins for the Western Bituminous region were unfavorably affected by an extended longwall move at our Dugout Canyon mine in Utah during the third quarter of 2006. Increased price realizations in all segments resulted in improved operating results during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We achieved those results despite continued rail challenges in the western United States and weak near-term market conditions. See further discussion of our price realizations in “Results of Operations.” The third quarter of 2006 also reflected a full quarter of production at our Coal Creek surface mine in Wyoming and our Skyline longwall mine in Utah. See further discussions of our capital spending program in “Liquidity and Capital Resources” and our operating margins in “Results of Operations.”
     We have a significant percentage of our coal under sales contracts signed in earlier periods, when market conditions were weaker than those existing in the current market. Within the next several years, a majority of these commitments will expire, and we expect to reprice volumes based on market conditions existing at that time. Although a mild winter and spring have weakened near-term market conditions in 2006, we believe strong domestic and global demand growth for coal along with supply pressures, particularly in the Appalachian basins, will positively influence future coal prices. We believe that increased electricity demand, the relatively high cost of competing fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Results of Operations
Items Affecting Comparability of Reported Results
     During the three months ended September 30, 2006, we acquired a 33 1/3% equity interest in Knight Hawk Holdings, a coal producer in the Illinois Basin in exchange for $15.0 million in cash and approximately 30.0 million tons of coal reserves. We recognized a $10.3 million gain, representing the difference between the fair market value of the reserves surrendered and their carrying value, less the amount of gain attributable to the ownership interest retained through the investment. This gain is reflected in other operating income for the three and nine months ended September 30, 2006.
     During the three months ended September 30, 2006, we also acquired a 25% equity interest in DKRW Advanced Fuels, LLC (DKRW), a company engaged in developing coal-to-liquids facilities. In exchange, we agreed to extend DKRW’s existing coal reserve purchase option, to cooperate with DKRW to secure coal reserves for two additional coal-to-liquids projects outside of the Carbon Basin, and to invest $25.0 million in the company.
     On May 15, 2006, we completed a two-for-one stock split of our common stock in the form of a 100% stock dividend. Earnings per common share for the three and nine months ended September 30, 2005 have been retroactively restated for the split.

     A combustion-related event in October 2005 caused the idling of our West Elk mine in Colorado into the first quarter of 2006, which cost us approximately $30.0 million in lost profits during the first quarter of 2006. We recorded insurance recoveries related to the event of $10.0 million during the three months ended September 30, 2006 and $30.0 million during the nine months ended September 30, 2006. The insurance recoveries are reflected as a reduction of cost of coal sales in our Condensed Consolidated Statements of Income.
     On December 31, 2005, we sold all of the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia to Magnum Coal Company. For the three months ended September 30, 2005, these subsidiaries sold 3.3 million tons of coal, had revenues of $138.8 million and had income from operations of $2.5 million, and for the nine months ended September 30, 2005, these subsidiaries sold 9.7 million tons of coal, had revenues of $388.9 million and incurred an operating loss of $2.5 million.
     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry.” This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the issue, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory. The cumulative effect of adoption was to reduce inventory by $40.7 million and deferred development cost of $2.0 million with a corresponding decrease to retained earnings, net of tax, of $26.1 million. This accounting change creates volatility in our results of operations, as cost increases or decreases related to fluctuations in pit inventory can only be attributed to tons extracted from the pit. Due to decreases in pit inventory, net income was $3.8 million higher during the three months ended September 30, 2006 and $11.6 million higher during the nine months ended September 30, 2006 than it would have been under our previous methodology of accounting for pit inventory.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     The following discussion summarizes our operating results for the three months ended September 30, 2006 and compares those results to our operating results for the three months ended September 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended September 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended September 30, 2005:

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$610,045	$654,716	$(44,671)	(6.8)%
Tons sold	33,841	35,083	(1,242)	(3.5)%
Coal sales realization per ton sold	$18.03	$18.66	$(0.63)	(3.4)%
     The decrease in our coal sales from the third quarter of 2005 to the third quarter of 2006 resulted primarily from lower sales volumes in Central Appalachia resulting from the sale of certain operations in the fourth quarter of 2005, partially offset by higher sales prices in all regions. Increases in lower-priced Powder River Basin sales volumes offset a large portion of this volume decrease in Central Appalachia. This effect of more Powder River Basin tons in the sales mix resulted in a lower average realization despite increased realizations in all segments. See the regional realization table below for a discussion of changes in regional prices.
     The following table shows the number of tons sold by operating segment during the three months ended September 30, 2006 and compares those amounts to the comparable information for the three months ended September 30, 2005:

	Three months ended September 30,		Increase (decrease)
	2006	2005	Tons	%
	(Amounts in thousands)
Powder River Basin	24,639	22,536	2,103	9.3%
Western Bituminous Region	4,196	4,571	(375)	(8.2)%
Central Appalachia	5,006	7,976	(2,970)	(37.2)%

Total	33,841	35,083	(1,242)	(3.5)%

     Sales volume increased in the Powder River Basin from the restart of the Coal Creek mine and improved rail service during the third quarter of 2006 when compared to the third quarter of 2005. In 2005, we experienced significant disruptions in our rail service from major repair and maintenance work in the Powder River Basin. During the third quarter of 2006, we experienced some shipment disruptions due to ongoing repairs and maintenance on the rail lines, although not of the magnitude experienced in 2005. In the Western Bituminous Region, the 0.4 million tons sold from the Skyline mine during the third quarter of 2006 were offset by the effect of the extended longwall move at the Dugout Canyon mine resulting in a decrease in tons sold during the third quarter of 2006 when compared to the third quarter of 2005. Our volumes in Central Appalachia decreased as a result of the sale of certain operations described above.
     The following table shows the coal sales price per ton by operating segment during the three months ended September 30, 2006 and compares those amounts to the comparable information for the three months ended September 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended September 30, 2006 were $0.01 for the Powder River Basin, $2.71 for the Western Bituminous region and $1.13 for Central Appalachia. For the three months ended September 30, 2005, transportation costs per ton billed to customers were $0.09 for the Powder River Basin, $2.37 for the Western Bituminous region and $1.43 for Central Appalachia.

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$10.50	$8.31	$2.19	26.4%
Western Bituminous Region	24.22	21.04	3.18	15.1%
Central Appalachia	46.44	43.53	2.91	6.7%
     The increase in our coal sales prices resulted from significantly higher contract pricing during the third quarter of 2006 when compared to the third quarter of 2005, due primarily to the expiration of lower-priced legacy contracts in the Powder River Basin and Western Bituminous Region. In Central Appalachia, the divestiture in 2005 of certain operations with lower-priced legacy contracts improved our coal sales price per ton.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended September 30, 2006 and compares those results to the comparable information for the three months ended September 30, 2005:

			Increase (decrease)
	Three months ended September 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$474,458	$546,725	$72,267	13.2%
Depreciation, depletion and amortization	53,641	57,842	4,201	7.3%
Selling, general and administrative expenses	13,667	20,285	6,618	32.6%
Other operating income, net	(13,922)	(4,313)	9,609	222.8%

	$527,844	$620,539	$92,695	14.9%

     Cost of coal sales. Our cost of coal sales decreased from the third quarter of 2005 to the third quarter of 2006 primarily due to the sale of certain of the Central Appalachia operations described above. This decrease was partially offset by increased sales volume in the Powder River Basin and higher costs primarily as a result of increased production taxes and coal royalties, which we pay as a percentage of coal sales.
     Depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization from the third quarter of 2005 to the third quarter of 2006 is due primarily to the sale of certain Central Appalachia operations described above, partially offset by increased depreciation resulting from an increase in capital spending as discussed in “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased during the third quarter of 2006 compared to the third quarter of 2005 due primarily to a decrease in expense related to deferred compensation of $4.9 million, a decrease in severance pay of $1.3 million and a decrease in legal and other professional fees of $1.3 million.
     Other operating income, net. The fluctuations in the third quarter of 2006 compared to the third quarter of 2005 include the gain of $10.3 million on the acquisition of our interest in Knight Hawk Holdings, LLC, offset by a gain on sale of land of $9.0 million in the third quarter of 2005. Other operating income, net increased $4.3 million related to unrealized gains and losses on sulfur dioxide emission allowance put options and swaps and increased $4.9 million related to realized gains and losses on sulfur dioxide emission allowance put options and swaps. In addition, net expense related to bookouts (the netting of coal sales and purchase contracts with the same counterparty) decreased $2.3 million from the third quarter of 2005 to the third quarter of 2006.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$1.79	$0.84	$0.95	113.1%
Western Bituminous Region	6.20	6.35	(0.15)	(2.4)%
Central Appalachia	2.64	0.20	2.44	1,220%
     Powder River Basin — On a per-ton basis, operating margins for the third quarter of 2006 increased significantly from the third quarter of 2005 due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties, which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher tire, diesel and explosive costs during the third quarter of 2006 compared to the third quarter of 2005.
     Western Bituminous Region — Operating margins per ton for the third quarter of 2006 decreased from the third quarter of 2005 due to higher per-ton costs associated with the extended longwall move at the Dugout Canyon mine during the third quarter of 2006, partially offset by higher per-ton coal sales realizations described above and a $10.0 million partial insurance recovery related to the West Elk combustion-related event.
     Central Appalachia — Operating margins per ton for the third quarter of 2006 increased significantly from the third quarter of 2005 as a result of the sale of certain operations at the end of 2005.
     Net interest expense. The following table summarizes our net interest expense for the three months ended September 30, 2006 and compares that information to the comparable information for the three months ended September 30, 2005:

			Increase (decrease)
	Three months ended September 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Interest expense	$(16,233)	$(17,994)	$1,761	9.8%
Interest income	631	2,109	(1,478)	(70.1)%

	$(15,602)	$(15,885)	$283	1.8%

     The decrease in interest expense during the third quarter of 2006 compared to the prior year quarter resulted primarily from an increase in the amounts of interest capitalized associated with certain major long-term development projects described in “Liquidity and Capital Resources.” We capitalized $3.9 million of interest during the three months ended September 30, 2006 and $1.2 million during the three months ended September 30, 2005. The decrease in interest income is due to a decrease in short term investments, which we liquidated to fund, in part, our capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”

     Income taxes. The following table summarizes our income tax expense for the three months ended September 30, 2006 and compares that information to the comparable information for the three months ended September 30, 2005:

			Increase (decrease)
	Three months ended September 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Provision for (benefit from) income taxes	$12,100	$(4,150)	$(16,250)	391.6%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax expense in the third quarter of 2006 as compared to the third quarter of 2005 was primarily the result of the increase in our pre-tax income.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     The following discussion summarizes our operating results for the nine months ended September 30, 2006 and compares those results to our operating results for the nine months ended September 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the nine months ended September 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the nine months ended September 30, 2005:

	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,882,074	$1,888,978	$(6,904)	(0.4)%
Tons sold	99,541	106,740	(7,199)	(6.7)%
Coal sales realization per ton sold	$18.91	$17.70	$1.21	6.8%
     The decrease in our coal sales from the nine months ended September 30, 2005 to the September 30, 2006 resulted primarily from lower sales volumes in Central Appalachia resulting from the sale of certain operations in the fourth quarter of 2005 and the resulting change in product mix.
     The following table shows the number of tons sold by operating segment during the nine months ended September 30, 2006 and compares those amounts to the comparable information for the nine months ended September 30, 2005:

	Nine months ended September 30,		Increase (decrease)
	2006	2005	Tons	%
	(Amounts in thousands)
Powder River Basin	70,952	69,582	1,370	2.0%
Western Bituminous Region	12,757	14,048	(1,291)	(9.2)%
Central Appalachia	15,832	23,110	(7,278)	(31.5)%

Total	99,541	106,740	(7,199)	(6.7)%

     Sales volume increased in the Powder River Basin from the restart of the Coal Creek mine and rail service that improved during 2006 when compared to 2005. In 2005, we experienced significant disruptions in our rail service from major repair and maintenance work in the Powder River Basin. During the nine months ended September 30, 2006, we experienced some shipment disruptions due to ongoing repairs and maintenance on the rail lines, although not of the magnitude experienced in 2005. In the Western Bituminous Region, the 0.7 million tons sold from the Skyline mine during the nine months ended September 30, 2006 were offset by the effect of the extended longwall move at the Dugout Canyon mine resulting in a decrease in tons sold during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. Our volumes in Central Appalachia decreased as a result of the sale of operations described previously.
     The following table shows the coal sales price per ton by operating segment during the nine months ended September 30, 2006 and compares those amounts to the comparable information for the nine months ended September 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the nine months ended September 30, 2006 were $0.02 for the

Powder River Basin, $2.94 for the Western Bituminous region and $1.60 for Central Appalachia. For the nine months ended September 30, 2005, transportation costs per ton billed to customers were $0.06 for the Powder River Basin, $2.92 for the Western Bituminous region and $1.46 for Central Appalachia.

	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.08	$7.99	$3.09	38.7%
Western Bituminous Region	23.17	19.13	4.04	21.1%
Central Appalachia	46.49	42.65	3.84	9.0%
     The increase in our coal sales prices resulted from significantly higher contract pricing during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005, due primarily to the expiration of lower-priced legacy contracts in the Powder River Basin and Western Bituminous Region. In Central Appalachia, the divestiture of certain operations with lower-priced legacy contracts improved our coal sales price per ton.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the nine months ended September 30, 2006 and compares those results to the comparable information for the nine months ended September 30, 2005:

			Increase (decrease)
	Nine months ended September 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$1,429,304	$1,608,439	$179,135	11.1%
Depreciation, depletion and amortization	151,175	160,887	9,712	6.0%
Selling, general and administrative expenses	52,190	60,540	8,350	13.8%
Other operating income, net	(26,781)	(22,511)	4,270	19.0%

	$1,605,888	$1,807,355	$201,467	11.1%

     Cost of coal sales. Our cost of coal sales decreased from the first nine months of 2005 to the first nine months of 2006 primarily due to the sale of certain Central Appalachia operations described above. This decrease was partially offset by increased sales volume in the Powder River Basin and higher costs as a result of increased production taxes and coal royalties, which we pay as a percentage of coal sales realizations.
     Depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization from the first nine months of 2005 to the first nine months of 2006 is due to the sale of certain of the Central Appalachia operations offset by increased depreciation resulting from capital improvements during 2006 described in “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased during the first nine months of 2006 compared to the first nine months of 2005 due primarily to a decrease of $6.1 million related to deferred compensation and $3.8 million in expense related to incentive compensation awards.
     Other operating income, net. During the first nine months of 2006, other operating income, net increased $14.0 million related to unrealized gains and losses on sulfur dioxide emission allowance put options and swaps and increased $4.9 million related to realized gains and losses on sulfur dioxide emission allowance put options and swaps compared to the first nine months of 2006. In addition, net expense related to bookouts (the netting of coal sales and purchase contracts with the same counterparty) decreased $11.3 million and we recognized gain of $10.3 million on the acquisition of our interest in Knight Hawk Holdings, LLC. These increases in other operating income are offset by a decrease in gains from sales of property, plant and equipment from $29.9 million during the nine months ended September 30, 2005 to $0.3 million during the nine months ended September 30, 2006. In addition, we recognized expenses of $8.6 million in the first nine months of 2006 related to the sale of certain of the Central Appalachia operations discussed previously. These expenses relate to the finalization of working capital adjustments to the purchase price, adjustments to estimated volumes associated with sales contracts acquired by Magnum and expense related to settlement accounting for pension plan withdrawals.

     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Nine months ended September 30,		Increase
	2006	2005	$	%
Powder River Basin	$2.42	$0.87	$1.55	178.2%
Western Bituminous Region	7.16	4.85	2.31	47.6%
Central Appalachia	2.90	(0.18)	3.08	1,711.1%
     Powder River Basin — On a per-ton basis, operating margins for the first nine months of 2006 increased significantly from the first nine months of 2005 primarily due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties, which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel, tire and explosives costs during the first nine months of 2006 compared to the first nine months of 2005.
     Western Bituminous Region — Operating margins per ton for the first nine months of 2006 increased from the first nine months of 2005 due to higher per-ton coal sales realizations described above partially offset by the impact of the extended longwall move in the third quarter of 2006 and the West Elk idling during the first quarter, net of the partial insurance recoveries of $30.0 million.
     Central Appalachia — Operating margins per ton for the first nine months of 2006 increased significantly from the first nine months of 2005 as a result of the sale of certain operations at the end of 2005 which operated at a loss for the first nine months of 2005.
     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2006 and compares that information to the comparable information for the nine months ended September 30, 2005:

			Increase (decrease)
	Nine months ended September 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Interest expense	$(48,228)	$(55,454)	$7,226	13.0%
Interest income	3,146	5,635	(2,489)	(44.2)%

	$(45,082)	$(49,819)	$4,737	9.5%

     The decrease in interest expense during the third quarter of 2006 compared to the prior year quarter resulted primarily from an increase in the amounts of interest capitalized associated with certain major long-term development projects described in “Liquidity and Capital Resources.” We capitalized $10.3 million of interest during the nine months ended September 30, 2006 and $2.4 million during the nine months ended September 30, 2005. The decrease in interest income is due to a decrease in short term investments, which we liquidated to fund in part, our capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the nine months ended September 30, 2006 and compares that information to the comparable information for the nine months ended September 30, 2005:

			Increase (decrease)
	Nine months ended September 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Provision for (benefit from) income taxes	$43,000	$(4,750)	$(47,750)	(1,005.3)%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The increase in the income tax expense in the first nine months of 2006 as compared to the first nine months of 2005 was primarily the result of the increase in our pre-tax income.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$193,156	$171,817
Investing activities	(537,009)	(242,668)
Financing activities	111,697	(24,888)
     Cash provided by operating activities increased $21.3 million in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of an increase in net income which was offset by changes in working capital. Accounts payable and accrued liabilities decreased as a result of the sale of certain Central Appalachia operations on December 31, 2005. Specifically, we made payments to Magnum of $34.1 million in the first quarter of 2006 pursuant to the purchase agreement. In addition, during the first nine months of 2006, we purchased coal to satisfy below-market contracts not transferred to Magnum, the losses for which we accrued at the time of sale. We relieved $54.0 million of this liability as shipments under those contracts were satisfied during the nine months ended September 30, 2006. In addition, an increase in coal inventories at the Western Bituminous operations and an increase in repair parts and supplies resulted in a greater investment in inventories during the nine months ended September 30, 2006 than during the nine months ended September 30, 2005.
     Cash used in investing activities in the first nine months of 2006 was $294.3 million higher than in the first nine months of 2005, due to increased capital expenditures and the purchase of equity-method investments. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In 2006, we made the second of five annual payments of $122.2 million on the Little Thunder federal coal lease. There was no payment required in 2005. Costs related to the development of the Mountain Laurel complex in West Virginia, higher spending at our Powder River Basin operations related to the restart of the Coal Creek mine and costs related to the purchase of a replacement longwall at the Canyon Fuel operations in the Western Bituminous Region resulted in an increase in capital expenditures in the first nine months of 2006 compared to the prior year period.
     We anticipate that capital expenditures during 2006 will be approximately $550.0 million. This estimate includes capital expenditures related to development work at certain of our mining operations, including the Mountain Laurel complex in West Virginia, the Coal Creek mine in Wyoming and the North Lease mine in Utah formerly known as Skyline, as well as the $122.2 million installment for the Little Thunder coal lease made in the first quarter of 2006. This estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash, existing credit facilities and cash generated from operations. We also spent $40.0 million during the third quarter of 2006 to acquire equity interests in other companies that will be accounted for on the equity method.
     On June 23, 2006, we entered into an amendment to our credit facility to change the pricing grid upon which the interest rate on borrowings under the credit facility is determined and to extend the maturity date from December 22, 2009 to June 23, 2011. On June 23, 2006, we also amended our receivable securitization program to increase the size from $100.0 million to $150.0 million and change the fees on amounts funded under the program to rates based on our leverage ratio. As amended, borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement. In addition, the amendment to the credit facility increased the maximum amount of borrowings available to us from $700.0 million to $800.0 million and also revised certain negative covenants and other provisions to provide us with greater flexibility to pursue strategic investments. On October 3, 2006, we entered into a further amendment to the credit facility to eliminate the dollar limitation on the amount of payments we are permitted to make annually with respect to our outstanding capital stock and instead to limit our ability to make those payments by requiring us to comply with certain specified financial ratios, calculated in accordance with the credit agreement, at the time such payments are made. Our credit facility is secured by substantially all of our assets as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western and its subsidiaries.

     Cash provided by financing activities was $111.7 million for the first nine months of 2006 compared to a use of cash of $25.0 million for the first nine months of 2005. The increase results primarily from borrowings on the revolving credit facility and other lines of credit, including those under the accounts receivable securitization program, of $150.0 million, compared to net payments of $25.0 million during the first nine months of 2005. The increase in borrowings was to fund our higher capital expenditures, including the Little Thunder federal coal lease noted above. We also had $58.5 million of letters of credit outstanding under the securitization program at September 30, 2006. We had available borrowing capacity of $621.9 million under our lines of credit at September 30, 2006. The average cost of borrowing under the securitization program was approximately 5.34% at September 30, 2006. Additionally, financing activities in the nine months of 2006 also included cash received of $7.0 million from the issuance of common stock under our employee stock incentive plans, a decrease of $25.5 million from the first nine months of 2005.
     In September 2006, our board of directors authorized a share repurchase program, replacing a program that had been adopted in 2001, for the purchase of up to 14,000,000 shares of our common stock. We spent $10.9 million under this plan during the third quarter of 2006.
     We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005
Ratio of earnings to combined fixed charges and preference dividends (1)	4.41x	1.33x

(1)	Ratio of earnings to combined fixed charges and preference dividends is computed on a total enterprise basis including our consolidated subsidiaries, plus our share of significant affiliates accounted for on the equity method that are 50% or greater owned or whose indebtedness has been directly or indirectly guaranteed by us. Earnings consist of income from continuing operations before income taxes and are adjusted to include fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Preference dividends are the amount of pre-tax earnings required to pay dividends on our outstanding preferred stock and Arch Western Resources, LLC’s preferred membership interest.
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
     A permit issued at one of our Central Appalachia operating subsidiaries was affected by the Court’s order. Although the operating subsidiary was prohibited from constructing the fills previously authorized, the Court’s order did allow it to permit the fill construction using the mechanism of an individual section 404 Clean Water Act permit. We do not believe that obtaining an individual permit will adversely impact the operating subsidiary.
     The Corps and five intervening trade associations, three of which we are a member, filed an appeal with the U.S. Court of Appeals for the Fourth Circuit in this matter on September 16, 2004. The matter was briefed and argued before the Fourth Circuit on September 19, 2005. On November 23, 2005, the Fourth Circuit reversed the District Court’s decision but remanded the case for decision on the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act claims not addressed by the District Court in its initial decision. The plaintiffs filed a petition for rehearing by the Fourth Circuit. On February 15, 2006, the Fourth Circuit rejected the plantiff’s request for rehearing. The Fourth Circuit’s ruling technically re-instates its nationwide permit in the Southern District of West Virginia pending resolution of the Clean Water Act, Administrative Procedure Act and National Environmental Policy Act claims on remand. No further action has been taken by the District court since the case was remanded.
     While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition or results of operations or liquidity.
     West Virginia Flooding Litigation. We have been served, among others, including a former subsidiary whom we have agreed to defend, in fifteen separate complaints filed and served in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. These cases collectively include approximately 3,100 plaintiffs who are seeking to recover from more than 180 defendants for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs have sued coal, timber, oil and gas, and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs. The West Virginia Supreme Court has ruled that these cases, along with thirty-four other flood damages cases not involving us, will be handled pursuant to the Court’s Mass Litigation rules. As a result of this ruling, the cases have been transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict concerning certain preliminary matters against the two, non-settling defendants in the first phase of the first watershed trial, in which we were not involved. We have been named in cases involving the Coal River watershed, the first trial phase which was continued from its original trial setting of September 5, 2006 to a date uncertain. Damages, if any, would be determined in a separate phase. When it is rescheduled, the trial will be heard in phases with damages, if any, being determined in the final phase. We are also named in the Tug Fork and remaining Upper Guyandotte watershed trial groups which will follow the Coal River trial.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. Based on current expectations of production over the next three years, we have unpriced volumes of 35 to 45 million tons in 2007 and 80 to 90 million tons in 2008.
     During the nine months ended September 30, 2006, we settled swaps for 12,000 sulfur dioxide emission allowances. The fair value of these swaps was a liability of $11.9 million at December 31, 2005.
     At September 30, 2006, a $100 decrease in the price of sulfur dioxide emission allowances would result in a $1.8 million increase in the fair value of the financial position of our sulfur dioxide emission allowance put options. At September 30, 2006, a $0.05 per gallon increase in the price of heating oil would result in a $1.6 million increase in the fair value of the financial position of our heating oil swap agreements and purchased call options.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 8 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the third quarter of 2006.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program (1)	Repurchase Program
Jul. 1 – Jul. 31, 2006	—		—
Aug. 1 – Aug. 31, 2006	—		—
Sep. 1 – Sep. 30, 2006	850,000	$28.10	850,000	$440,262,000(2)

Total	850,000		850,000

(1)	In September 2006, our board of directors authorized a share repurchase program, replacing a program adopted in 2001, for the purchase of up to 14,000,000 shares of our common stock. Under the program adopted in 2001, we purchased a total of 714,400 shares of our common stock. We have determined not to make any additional purchases of our common stock under the program adopted in 2001. As of September 30, 2006, 850,000 shares have been purchased under the program approved in September 2006.

(2)	Calculated using 13,150,000 shares of common stock which may yet be purchased under the share repurchase program adopted in September 2006 and $33.48, the closing price of our common stock as reported on the New York Stock Exchange on November 1, 2006.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Second Amendment to Credit Agreement, dated as of October 3, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 6, 2006).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of Robert J. Messey.

*	Denotes management contract or compensatory plan arrangements.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ Robert J. Messey
Robert J. Messey
Senior Vice President and Chief Financial Officer

November 9, 2006