Form 10-Q
period 2007-03-31
ARCH COAL INC
filed 2007-05-09
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At April 30, 2007, there were 142,617,414 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
	(unaudited)
REVENUES
Coal sales	$571,349	$634,553

COSTS, EXPENSES AND OTHER
Cost of coal sales	449,330	482,950
Depreciation, depletion and amortization	57,620	45,821
Selling, general and administrative expenses	18,987	17,881
Other operating income, net	(5,451)	(6,236)

	520,486	540,416

Income from operations	50,863	94,137

Interest expense, net:
Interest expense	(17,258)	(16,072)
Interest income	671	1,915

	(16,587)	(14,157)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(774)	(1,658)
Other non-operating income (expense)	(128)	265

	(902)	(1,393)

Income before income taxes	33,374	78,587
Provision for income taxes	4,650	17,900

NET INCOME	28,724	60,687
Preferred stock dividends	(44)	(63)

Net income available to common stockholders	$28,680	$60,624

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.20	$0.43
Diluted earnings per common share	$0.20	$0.42

Basic weighted average shares outstanding	142,176	142,658
Diluted weighted average shares outstanding	143,786	144,876

Dividends declared per common share	$0.06	$0.04
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,762	$2,523
Trade accounts receivable	202,292	212,185
Other receivables	28,779	48,588
Inventories	140,000	129,826
Prepaid royalties	11,831	6,743
Deferred income taxes	31,831	51,802
Other	32,754	35,610

Total current assets	456,249	487,277

Property, plant and equipment, net	2,452,226	2,243,068

Other assets:
Prepaid royalties	122,564	112,667
Goodwill	40,032	40,032
Deferred income taxes	252,390	263,759
Equity investments	83,804	80,213
Other	90,475	93,798

Total other assets	589,265	590,469

Total assets	$3,497,740	$3,320,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$173,825	$198,875
Accrued expenses	156,718	190,746
Current portion of debt	259,708	51,185

Total current liabilities	590,251	440,806

Long-term debt	1,109,099	1,122,595
Accrued postretirement benefits other than pension	50,432	49,817
Asset retirement obligations	210,078	205,530
Accrued workers’ compensation	44,991	43,655
Other noncurrent liabilities	103,916	92,817

Total liabilities	2,108,767	1,955,220
Stockholders’ equity:
Preferred stock, $.01 par value, $50 liquidation preference, 10,000,000 shares authorized, 85,121 and 143,771 shares issued, respectively	1	2
Common stock, $.01 par value, 260,000,000 shares authorized, 142,612,290 and 142,179,254 shares issued, respectively	1,430	1,426
Paid-in capital	1,346,481	1,345,188
Retained earnings	57,307	38,147
Accumulated other comprehensive loss	(16,246)	(19,169)

Total stockholders’ equity	1,388,973	1,365,594

Total liabilities and stockholders’ equity	$3,497,740	$3,320,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$28,724	$60,687
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	57,620	45,821
Prepaid royalties expensed	4,025	1,776
Net gain on dispositions of property, plant and equipment	(151)	(255)
Employee stock-based compensation	1,171	3,064
Other non-operating expense	902	1,393
Changes in:
Receivables	29,701	(47,804)
Inventories	(10,174)	(6,098)
Accounts payable and accrued expenses	(57,363)	(71,405)
Income taxes	4,249	17,868
Other	24,481	421

Cash provided by operating activities	83,185	5,468

INVESTING ACTIVITIES
Capital expenditures	(254,812)	(263,100)
Proceeds from dispositions of property, plant and equipment	405	255
Additions to prepaid royalties	(19,010)	(18,930)
Advances to affiliates/purchases of investments	(3,881)	(2,955)
Reimbursement of deposits on equipment	13,492	—

Cash used in investing activities	(263,806)	(284,730)

FINANCING ACTIVITIES
Net borrowings on revolver and lines of credit	199,400	65,000
Payments on long-term debt	(4,031)	(2,992)
Debt financing costs	—	(476)
Dividends paid	(8,634)	(5,805)
Issuance of common stock under incentive plans	125	3,316

Cash provided by financing activities	186,860	59,043

Increase (decrease) in cash and cash equivalents	6,239	(220,219)
Cash and cash equivalents, beginning of period	2,523	260,501

Cash and cash equivalents, end of period	$8,762	$40,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of steam and metallurgical coal from surface and underground mines throughout the United States, for sale to utility, industrial and export markets. The Company’s mines are located in southern West Virginia, eastern Kentucky, Virginia, Wyoming, Colorado and Utah. All subsidiaries (except as noted below) are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations of the period ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Coal, Inc.’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission.
     On May 15, 2006, the Company completed a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend. All share and per-share amounts for the three months ended March 31, 2006 have been retroactively restated for the split.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     Accounting Pronouncements Adopted
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.
     Upon adoption of FIN 48, the Company increased its liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Total unrecognized tax benefits were $2.7 million at the adoption date, all of which would affect the effective tax rate if recognized. The balance of unrecognized tax benefits was $3.3 million at March 31, 2007, $2.8 million of which would affect the effective tax rate if recognized.
     The Company will continue to recognize interest and penalties related to income tax matters in income tax expense.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 1998 through 2006 remain open to examination for U.S. federal income tax matters and 2002 through 2006 remain open to examination for various state income tax matters.
     The Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture is currently under review by the IRS. The Company has recognized a deferred tax asset related to its investment in Arch Western, but the outcome of the review could result in adjustments to the basis of the partnership assets. Given the uncertainty of how such an adjustment would affect the Company’s deferred income tax position, the Company is not able to reasonably estimate the impact of any adjustment. However, it is possible the Company could be required to decrease its deferred income tax assets associated with its investment in Arch Western in an amount up to $41.0 million.
     Accounting Standards Issued and Not Yet Adopted
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Liabilities – Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is still analyzing Statement No. 159 to determine what the impact of adoption will be.
3. Stock-Based Compensation
     During the first quarter of 2007, the Company granted options to purchase 875,700 shares of common stock with a weighted average exercise price of $32.98 and a weighted average grant-date fair value of $14.11 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 4.70%, a weighted average dividend rate of 0.73% and a weighted average volatility of 39.5%. The options vest ratably over three years. The Company also granted 29,100 shares of restricted stock during the first quarter of 2007 at a weighted average grant-date fair value of $32.85 per share. The restricted stock vests over a period from one to four years.
     The Company recognized stock-based compensation expense from all plans of $1.6 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income,
4. UMWA Combined Fund Settlement
     The Company was a party to a lawsuit against the United Mine Workers of America (“UMWA”) combined fund, which provides funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators, contesting premium calculations that involved assignment of retiree benefits by the Social Security Administration to the signatory companies. During the first quarter of 2007, the litigation was resolved in favor of the signatory companies to the combined fund. During the first quarter of 2007, the Company recognized income of $3.4 million related to the litigation that relates primarily to the Central Appalachia operations we sold in the fourth quarter of 2005. This settlement is included in cost of sales in the accompanying condensed consolidated statements of income.
5. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Coal	$53,914	$49,608
Repair parts and supplies	86,086	80,218

	$140,000	$129,826

6. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended March 31
	2007	2006
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$269	$254
Interest cost	256	240
Net amortization	(391)	(488)

Total occupational disease	134	6
Traumatic injury claims and assessments	3,720	2,533

Total workers’ compensation expense	$3,854	$2,539

7. Employee Benefit Plans
     The following table details the components of pension and other postretirement benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
	(In thousands)
Service cost	$2,908	$2,351	$621	$1,169
Interest cost	2,979	2,472	755	902
Expected return on plan assets	(3,918)	(3,155)	—	—
Amortization of prior service cost	(50)	(101)	416	386
Amortization of (gain) loss	1,722	2,090	(640)	157

	$3,641	$3,657	$1,152	$2,614

8. Comprehensive Income
     Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table details the components of comprehensive income:

	Three Months Ended March 31
	2007	2006
	(In thousands)
Net income	$28,724	$60,687
Other comprehensive income, net of income taxes
Pension, postretirement and other post-employment benefits adjustment	711	—
Unrealized gains on available-for-sale securities	3,393	797
Unrealized gains (losses) on derivatives	(1,181)	2,984

Total comprehensive income	$31,647	$64,468

9. Earnings per Common Share and Capital Stock
     The following table sets forth the computation of basic and diluted earnings per common share. All share and per share amounts for the three months ended March 31, 2006 have been retroactively restated for the two-for-one stock split discussed in Note 1, “Basis of Presentation.”

	Three Months Ended March 31, 2007
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
	(In thousands, except per share data)
Basic EPS:
Net income	$28,724	142,176	$0.20
Preferred stock dividends	(44)		—

Basic income available to common stockholders	$28,680		$0.20

Effect of dilutive securities:
Effect of common stock equivalents under Incentive Plan	—	1,102
Effect of common stock equivalents arising from Preferred Stock	44	508

Diluted EPS:
Diluted income available to common stockholders	$28,724	143,786	$0.20

	Three Months Ended March 31, 2006
	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
	(In thousands, except per share data)
Basic EPS:
Net income	$60,687	142,658	$0.43
Preferred stock dividends	(63)		—

Basic income available to common stockholders	$60,624		$0.43

Effect of dilutive securities:
Effect of common stock equivalents under Incentive Plan	—	1,496
Effect of common stock equivalents arising from Preferred Stock	63	722

Diluted EPS:
Diluted income available to common stockholders	$60,687	144,876	$0.42

10. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005 in order to facilitate an orderly transition. The Purchase and Sale Agreement between the Company and Magnum requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts after closing to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within two years of closing the transaction, Magnum must post a letter of credit in favor of the Company in the amounts of the obligations. At March 31, 2007, the Company had $92.0 million of surety bonds related to properties sold to Magnum.
     In addition, the Company has agreed to guarantee the performance of Magnum with respect to certain coal sales contracts sold to Magnum, the longest of which extends to the year 2017, and certain operating leases, the longest of which ends in 2011. Under the coal sales contracts, the customers must approve the assignment of the contracts to Magnum. Until the contracts are assigned, the Company is purchasing the coal from Magnum to sell to these customers at the same price it is charging the customers for the sale. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply the contract from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at March 31, 2007, the cost of the purchased coal would exceed the sales price under the contracts by $79.9 million. If the Company were required to perform under its guarantee of the operating lease agreements, it would be required to make $14.1 million of lease payments. The Company believes that it is remote that the Company would be required to perform under these guarantees. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $168.5 million at March 31, 2007, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
11. Contingencies
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

12. Segment Information
     The Company has three reportable business segments, which are based on the major low-sulfur coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; the Western Bituminous (WBIT) segment, with operations in Utah, Colorado and Southern Wyoming; and the Central Appalachia (CAPP) segment, with operations in southern West Virginia, eastern Kentucky and Virginia.
     Operating segment results for the three months ended March 31, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
March 31, 2007
Coal sales	$244,259	$130,640	$196,450	$ —	$571,349
Income (loss) from operations	30,385	25,837	15,106	(20,465)	50,863
Total assets	1,615,854	1,844,506	701,232	(663,852)	3,497,740
Depreciation, depletion and amortization	27,176	16,602	13,084	758	57,620
Capital expenditures	13,123	29,738	62,800	149,151	254,812

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
March 31, 2006
Coal sales	$252,394	$109,807	$272,352	$—	$634,553
Income (loss) from operations	62,647	25,713	21,960	(16,183)	94,137
Total assets	1,373,537	1,722,528	828,664	(837,379)	3,087,350
Depreciation, depletion and amortization	26,180	8,978	10,212	451	45,821
Capital expenditures	39,155	21,941	78,173	123,831	263,100
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Income from operations	$50,863	$94,137
Interest expense	(17,258)	(16,072)
Interest income	671	1,915
Other non-operating expense	(902)	(1,393)

Income before income taxes	$33,374	$78,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Overview
     Market conditions were considerably less favorable in the first quarter of 2007 than in the year-ago period, prompting us to reduce production volume targets, which we announced at the end of 2006. We sold 3.5 million, or 10%, fewer tons in the first quarter of 2007 than in the fourth quarter of 2006. These cut-backs affected all operating segments. While soft market conditions continued into the first quarter of 2007, our realized average regional prices in the Powder River Basin and Western Bituminous Region were higher than in the fourth quarter of 2006 resulting from the roll-off of legacy contracts.
     We believe market fundamentals are improving. We believe strong domestic and global demand growth for coal along with supply pressures, particularly in the Appalachian basins, will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
Results of Operations
     Items Affecting Comparability of Reported Results
     The combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the first quarter of 2006. We have reflected the insurance recoveries as a reduction of cost of coal sales.
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following discussion summarizes our operating results for the three months ended March 31, 2007 and compares those results to our operating results for the three months ended March 31, 2006.
     Revenues. The following table summarizes the number of tons we sold during the three months ended March 31, 2007 and the sales associated with those tons and compares those results to the comparable information for the three months ended March 31, 2006:

	Three months ended March 31		Increase (decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$571,349	$634,553	$(63,204)	(10.0)%
Tons sold	31,931	31,746	185	0.6
Coal sales realization per ton sold	$17.89	$19.99	$(2.10)	(10.5)
     The decrease in our coal sales from the first quarter of 2006 to the first quarter of 2007 resulted primarily from a lower overall average price per ton sold, primarily due to higher volumes Powder River Basin coal, which has a lower average sales price per ton, as a percentage of total sales. See the regional realization table below for a discussion of changes in regional prices.

     The following table shows the number of tons sold by operating segment during the three months ended March 31, 2007 and compares those amounts to the comparable information for the three months ended March 31, 2006:

	Three months ended March 31		Increase (decrease)
	2007	2006	Tons	%
		(Amounts in thousands)
Powder River Basin	23,178	22,174	1,004	4.5%
Western Bituminous Region	4,764	4,060	704	17.3
Central Appalachia	3,989	5,512	(1,523)	(27.6)

Total	31,931	31,746	185	0.6%

     Sales volume in the Powder River Basin increased during the first quarter of 2007 from the restart of the Coal Creek mine during the second half of 2006. This increase in sales volumes was partially offset by a decrease in production at the Black Thunder mine due to the planned production reductions, weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007.
     In the Western Bituminous Region, sales volume increased during the first quarter of 2007, reflecting a full quarter of production at the West Elk mine, which was idled in the first quarter of 2006, and the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. These increases were partially offset by difficulties encountered in starting up the new longwall at the Sufco mine in Utah and planned lower production volume.
     Our volumes in Central Appalachia decreased during the first quarter of 2007 primarily as the volume of certain pass-through tons associated with contracts we retained after the sale of certain Central Appalachia operations in 2005 to Magnum Coal Company. These sales and purchases at the same price are reflected in coal sales and cost of coal sales, respectively. In addition, a longwall move at the Mingo Logan mine during the first quarter of 2007 resulted in a decline in sales volume when compared to prior year.
     The following table shows the coal sales price per ton by operating segment during the three months ended March 31, 2007 and compares those amounts to the comparable information for the three months ended March 31, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended March 31, 2007 were $0.07 for the Powder River Basin, $2.65 for the Western Bituminous region and $1.97 for Central Appalachia. For the three months ended March 31, 2006, transportation costs per ton billed to customers were $0.04 for the Powder River Basin, $3.73 for the Western Bituminous region and $3.61 for Central Appalachia.

	Three months ended March 31		Increase (decrease)
	2007	2006	$	%
Powder River Basin	$10.47	$11.34	$(0.87)	(7.7)%
Western Bituminous Region	24.77	23.31	1.46	6.3
Central Appalachia	47.54	47.20	0.34	0.7
     Decreases in sales prices in the Powder River Basin during the first quarter of 2007 when compared with the first quarter of 2006 reflect lower sulfur dioxide emission allowance market prices. In the Western Bituminous Region, higher sales prices during the first quarter of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts. In Central Appalachia, lower market-based pricing on uncommitted and indexed tons were offset by the effects of the decrease in the volume of pass-through tons discussed above.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the three months ended March 31, 2007 and compares those results to the comparable information for the three months ended March 31, 2006:

			Increase (decrease)
	Three months ended March 31		in Net Income
	2007	2006	$	%
		(Amounts in thousands)
Cost of coal sales	$449,330	$482,950	$33,620	7.0%
Depreciation, depletion and amortization	57,620	45,821	(11,799)	(25.8)
Selling, general and administrative expenses	18,987	17,881	(1,106)	(6.2)
Other operating income, net	(5,451)	(6,236)	(785)	(12.6)

	$520,486	$540,416	$19,930	3.7%

     Cost of coal sales. Our cost of coal sales decreased from the first quarter of 2006 to the first quarter of 2007 primarily due to the higher volume of lower-cost Powder River Basin and Western Bituminous Region coal as a percentage of total sales. This decrease was partially offset by higher unit costs in the Powder River Basin. See the analysis of regional operating margins below for a discussion of individual segment results.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first quarter of 2006 to the first quarter of 2007 is due primarily to the commencement of mining in a new reserve area at the Skyline mine during 2006 and an increase in amortization of deferred development over tons produced due to the outage of the West Elk mine in the first quarter of 2006. In addition, generally higher capital spending in 2006 compared to 2005 resulted in higher depreciation, depletion and amortization costs in the first quarter of 2007 compared to the first quarter of 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses is due to higher employee compensation costs, primarily incentive compensation.
     Other operating income, net. The fluctuations in other operating income, net in the first quarter of 2007 compared to the first quarter of 2006 include the impact of a $10.6 million decrease during 2007 in realized and unrealized gains on sulfur dioxide emission allowance put options and swaps due to a decrease in positions outstanding. In addition, other operating income, net decreased $1.8 million from bookouts (the netting of coal sales and purchase contracts with the same counterparty) from the first quarter of 2006 to the first quarter of 2007. These decreases in other operating income, net were partially offset by an expense of $6.8 million we recorded in the first quarter of 2006, representing working capital and other adjustments associated with the sale of certain Central Appalachian operations to Magnum in the fourth quarter of 2005. In addition, income from transloading coal increased by approximately $1.5 million.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended March 31		Decrease
	2007	2006	$	%
Powder River Basin	$1.28	$2.70	$(1.42)	(52.6)%
Western Bituminous Region	5.22	6.28	(1.06)	(16.9)
Central Appalachia	2.96	4.12	(1.16)	(28.2)
     Powder River Basin — On a per-ton basis, operating margins for the first quarter of 2007 decreased from the first quarter of 2006 due in part to the decrease in per-ton coal sales prices and increase in per-ton costs. The increase in per-ton costs resulted from lower volumes from weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007 and higher diesel and labor costs, partially offset by lower sales-sensitive costs.
     Western Bituminous Region — Operating margins per ton for the first quarter of 2007 decreased from the first quarter of 2006 primarily due to higher depreciation, depletion and amortization costs and the impact of the start up issues associated with the installation of the new longwall at the Sufco mine, which offset the impact of improved per-ton coal sales prices, and the production at the West Elk mine and Skyline mine in the first quarter of 2007.
     Central Appalachia — Operating margins per ton for the first quarter of 2007 decreased from the first quarter of 2006 due primarily to a longwall move at the Mingo Logan mine, which will complete mining in the second quarter, and depreciation, depletion and amortization related to capital additions in 2006. These decreases were partially offset by a litigation settlement in our favor related to the UMWA Combined Fund for retiree health benefits of $3.4 million.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2007 and compares that information to the comparable information for the three months ended March 31, 2006:

			Decrease
	Three months ended March 31		in Net Income
	2007	2006	$	%
		(Amounts in thousands)
Interest expense	$(17,258)	$(16,072)	$(1,186)	(7.4)%
Interest income	671	1,915	(1,244)	(65.0)

	$(16,587)	$(14,157)	$(2,430)	(17.2)

     The increase in interest expense during the first quarter of 2007 compared to the prior year quarter resulted primarily from an increase in outstanding borrowings under our revolver and other lines of credit, which was partially offset by an increase in capitalized interest. We capitalized $5.2 million of interest during the three months ended March 31, 2007 and $2.8 million during the three months ended March 31, 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.” The decrease in interest income is due to a decrease in short term investments.
     Income taxes. The following table summarizes our income tax expense for the three months ended March 31, 2007 and compares that information to the comparable information for the three months ended March 31, 2006:

	Three months ended March 31		Decrease
	2007	2006	$	%
		(Amounts in thousands)
Provision for income taxes	$4,650	$17,900	$(13,250)	(74.0)%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the effective rate from the first quarter of 2006 to the first quarter of 2007 is primarily the result of differences in pre-tax income and the impact on percentage depletion.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities, sales of assets and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facilities or accounts receivable securitization program. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three months ended
	March 31
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$83,185	$5,468
Investing activities	(263,806)	(284,730)
Financing activities	186,860	59,043
     Cash provided by operating activities increased $77.7 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of a $34.1 million payment to Magnum in the first quarter of 2006 and coal purchases to supply contracts that we retained after the Magnum transaction. We also decreased our investment in working capital in the first quarter of 2007 compared to the first quarter of 2006, due in part to an improvement in our days’ sales outstanding in trade accounts receivable.
     Cash used in investing activities in the first quarter of 2007 was $20.9 million less than in the first quarter of 2006, due to decreased capital expenditures compared with the first quarter of 2006 and the reimbursement of deposits made to purchase equipment in the first quarter of 2007. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Spending levels remained high in the first quarter of 2007. In 2006 and 2007, we made the second and third of five annual payments of $122.2 million on the Little Thunder federal coal lease. In addition, in 2007, we acquired additional property and reserves of approximately $52.0 million. Of the remaining capital spending for the first quarter of 2007, approximately $30.0 million relates to the continued development of the Mountain Laurel complex in Central Appalachia and approximately $17.0 million represents payments for the new longwall now in service at our Sufco mine in Utah. We expect to put the Mountain Laurel longwall into service in the fourth quarter of 2007, but don’t expect it to operate at full production capacity until the first quarter of 2008. In the prior year, in addition to spending on the Mountain Laurel development, we also had spending at our Powder River Basin operations related to the restart of the Coal Creek mine. In the first quarter of 2007, we recovered $13.5 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased.
     Cash provided by financing activities increased $127.8 million in the first quarter of 2007 compared to the first quarter of 2006. The increase results primarily from additional borrowings on the revolving credit facility and other lines of credit, including those under the accounts receivable securitization program, primarily to fund the capital spending during the first quarter of 2007. We expect to make meaningful reductions to our outstanding debt during the remainder of 2007 with cash generated from operations, barring unforseen future cash needs. We had available borrowing capacity of approximately $468.2 million under our lines of credit at March 31, 2007. In addition, dividends paid increased $2.8 million due to an increase in the dividend rate in May 2006, and cash received from the issuance of common stock under our employee stock incentive plans decreased $3.2 million during the first quarter of 2007 compared to the first quarter of 2006.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended
	March 31
	2007	2006
Ratio of earnings to combined fixed charges and preference dividends (1)	2.18x	4.74x

(1)	Ratio of earnings to combined fixed charges and preference dividends is computed on a total enterprise basis including our consolidated subsidiaries, plus our share of significant affiliates accounted for on the equity method that are 50% or greater owned or whose indebtedness has been directly or indirectly guaranteed by us. Earnings consist of income from continuing operations before income taxes and are adjusted to include fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Preference dividends are the amount of pre-tax earnings required to pay dividends on our outstanding preferred stock and Arch Western Resources, LLC’s preferred membership interest.
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
     The Corps and five intervening trade associations, three of which we are a member, filed an appeal with the U.S. Court of Appeals for the Fourth Circuit in this matter on September 16, 2004. The matter was briefed and argued before the Fourth Circuit on September 19, 2005. On November 23, 2005, the Fourth Circuit reversed the District Court’s decision but remanded the case for decision on the Clean Water Act, the Administrative Procedure Act and the National Environmental Policy Act claims not addressed by the District Court in its initial decision. The plaintiffs filed a petition for rehearing by the Fourth Circuit. On February 15, 2006, the Fourth Circuit rejected the plantiff’s request for rehearing. The Fourth Circuit’s ruling technically re-instates its nationwide permit in the Southern District of West Virginia pending resolution of the Clean Water Act, Administrative Procedure Act and National Environmental Policy Act claims on remand. No further action has been taken by the District court since the case was remanded; however, we have determined that the permit issued to our operating subsidiary will not be affected by the final outcome of this litigation.
     Surface mines at our Mingo Logan and Coal Mac subsidiaries’ mining complexes have been identified as having been granted Clean Water Act §404 permits by the Corps, allegedly in violation of both the Clean Water Act and the National Environmental Policy Act. The lawsuit, brought by the Ohio Valley Environmental Coalition in the U.S. District Court for the Southern District of West Virginia, originally had been filed against the Corps for permits it had issued to coal operations owned by subsidiaries of Massey Energy Company, which is unrelated to us or our operating subsidiaries. The existing suit claims that the Corps had issued permits that do not comply with the National Environmental Policy Act and violate the Clean Water Act. That suit was tried to completion, and, on March 23, 2007 the court entered an order rescinding the Massey permits, enjoining activities authorized by them and remanding them to the Corps on the basis that the Corps did not adequately address certain issues as to the impacts of the mining activity on the environment. Massey thereafter announced its plans to appeal that decision to the 4th Circuit. The plaintiffs attempted to supplement their complaint to add the permits issued by the Corps to our operating subsidiaries, but the court has not yet ruled on those motions. The motions to add the newly issued permits named only the Corps as the defendant and ask that the Corps be ordered to rescind the permits; however, our subsidiaries have moved to intervene to protect their interests.
     While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe these matters will be resolved without a material adverse effect on our financial condition or results of operations or liquidity.
     West Virginia Flooding Litigation. Approximately 3,100 plaintiffs have sued us and more than 180 other coal, timber, oil, gas and land companies, including a former subsidiary whom we have agreed to defend, in fifteen complaints filed in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia. The plaintiffs seek recovery for property damage and personal injuries arising out of a July 8, 2001 flood in southern West Virginia, claiming that mining, haul road construction and timber removal caused natural surface waters to be diverted to their properties.
     The West Virginia Supreme Court ruled that these cases, along with thirty-four other flood damage cases not involving us, will be handled under the Court’s Mass Litigation rules. As a result, the cases were transferred to the Circuit Court of Raleigh County, West Virginia, to be handled by a panel consisting of three circuit court judges. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict for the plaintiffs in the first phase of the first watershed trial, in which we were not involved. However, on March 15, 2007, the Court set aside that verdict and granted judgment for the defendants as a matter of law. We previously were named in cases involving the Coal River watershed, but the court dismissed those claims on January 18, 2007, for the plaintiffs’ failure to state a claim, and the time to appeal that ruling has passed. We also are named in the Tug Fork and remaining Upper Guyandotte watershed trial groups; however, a trial date has not yet been set for them.
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
Newly Adopted Accounting Pronouncements
     On January 1, 2007,we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.
     Upon adoption of FIN 48, we increased our liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Our balance of unrecognized tax benefits was $3.3 million at March 31, 2007, $2.8 million of which would affect the effective tax rate if recognized. We will continue to recognize interest and penalties related to income tax matters in income tax expense.
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 1998 through 2006 remain open to examination for U.S. federal income tax matters and 2002 through 2006 remain open to examination for various state income tax matters.
     Our treatment of the acquisition of the coal operations of Atlantic Richfield Company, which we refer to as ARCO, and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western Resources, LLC joint venture is currently under review by the IRS. We have recognized a deferred tax asset related to our investment in Arch Western, but the outcome of the review could result in adjustments to the basis of the partnership assets. Given the uncertainty of how such an adjustment would affect our deferred income tax position, we are not able to reasonably estimate the impact of any adjustment. However, it is possible that we could be required to decrease our deferred income tax assets associated with our investment in Arch Western in an amount up to $41.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. At March 31, 2007, we had approximately 10 million to 15 million tons of 2007 expected production that was not yet priced. Additionally, we had unpriced production volumes of between 70 million and 80 million tons in 2008 and between 110 million and 120 million tons in 2009.
     As of March 31, 2007, we had $391.7 million of variable-rate borrowings outstanding, compared to $192.3 million at December 31, 2006. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.9 million on our variable-rate borrowings.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the first quarter of 2007.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid	Share Repurchase	Under Our Share
Period	Shares Purchased	Per Share	Program(1)	Repurchase Program
Jan. 1 – Jan. 31, 2007	—		—
Feb. 1 – Feb 28, 2007	—		—
Mar. 1 – Mar. 31, 2007	—		—	$448,624,232 (2)

Total	—		—

(1)	In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31,2007, we have purchased 1,562,400 shares of our common stock under this program.

(2)	Calculated using 12,437,600 shares of common stock that we may purchase under the share repurchase program and $36.07, the closing price of our common stock as reported on the New York Stock Exchange on April 30, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on April 26, 2007 in the lower level auditorium at our headquarters at One CityPlace Drive, St. Louis, Missouri to elect Brian J. Jennings, Steven F. Leer, Robert G. Potter and Theodore D. Sands as directors for a three-year term ending at the annual meeting of our stockholders in 2010.
     The results of the votes were as follows:

	For	Withheld
Brian J. Jennings	132,282,413	788,662
Steven F. Leer	132,079,952	991,123
Robert G. Potter	132,271,260	799,815
Theodore D. Sands	132,268,589	802,486
Item 5. Other Information.
     On April 26, 2007, we announced that our board of directors approved an increase in our quarterly cash dividend from $0.06 per common share to $0.07 per common share.

Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

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

May 9, 2007