Form 10-Q
period 2007-06-30
ARCH COAL INC
filed 2007-08-08
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
     At August 3, 2007, there were 142,742,271 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(unaudited)
REVENUES
Coal sales	$598,745	$637,476	$1,170,094	$1,272,029

COSTS, EXPENSES AND OTHER
Cost of coal sales	482,424	471,896	931,754	954,846
Depreciation, depletion and amortization	57,990	51,713	115,610	97,534
Selling, general and administrative expenses	22,030	20,642	41,017	38,523
Other operating income, net	(17,549)	(6,623)	(23,000)	(12,859)

	544,895	537,628	1,065,381	1,078,044

Income from operations	53,850	99,848	104,713	193,985

Interest expense, net:
Interest expense	(18,733)	(15,923)	(35,991)	(31,995)
Interest income	453	600	1,124	2,515

	(18,280)	(15,323)	(34,867)	(29,480)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(775)	(1,406)	(1,549)	(3,064)
Other non-operating income (expense)	357	(402)	229	(137)

	(418)	(1,808)	(1,320)	(3,201)

Income before income taxes	35,152	82,717	68,526	161,304
Provision for (benefit from) income taxes	(2,400)	13,000	2,250	30,900

NET INCOME	37,552	69,717	66,276	130,404
Preferred stock dividends	(69)	(124)	(113)	(187)

Net income available to common stockholders	$37,483	$69,593	$66,163	$130,217

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.26	$0.49	$0.47	$0.91
Diluted earnings per common share	$0.26	$0.48	$0.46	$0.90

Basic weighted average shares outstanding	142,369	143,043	142,273	142,852
Diluted weighted average shares outstanding	143,819	145,164	143,803	145,018

Dividends declared per common share	$0.07	$0.06	$0.13	$0.10
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,693	$2,523
Trade accounts receivable	210,110	212,185
Other receivables	22,022	48,588
Inventories	145,045	129,826
Prepaid royalties	13,521	6,743
Deferred income taxes	32,014	51,802
Other	32,685	35,610

Total current assets	457,090	487,277

Property, plant and equipment, net	2,432,573	2,243,068

Other assets:
Prepaid royalties	117,530	112,667
Goodwill	40,032	40,032
Deferred income taxes	253,568	263,759
Equity investments	83,266	80,213
Other	89,890	93,798

Total other assets	584,286	590,469

Total assets	$3,473,949	$3,320,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163,506	$198,875
Accrued expenses	196,216	190,746
Current portion of debt	59,783	51,185

Total current liabilities	419,505	440,806

Long-term debt	1,226,224	1,122,595
Accrued postretirement benefits other than pension	52,255	49,817
Asset retirement obligations	207,920	205,530
Accrued workers’ compensation	44,667	43,655
Other noncurrent liabilities	100,655	92,817

Total liabilities	2,051,226	1,955,220
Stockholders’ equity:
Preferred stock, $.01 par value, $50 liquidation preference, 10,000,000 shares authorized, 85,121 and 143,771 shares issued, respectively	1	2
Common stock, $.01 par value, 260,000,000 shares authorized, 142,728,380 and 142,179,254 shares issued, respectively	1,431	1,426
Paid-in capital	1,349,527	1,345,188
Retained earnings	84,798	38,147
Accumulated other comprehensive loss	(13,034)	(19,169)

Total stockholders’ equity	1,422,723	1,365,594

Total liabilities and stockholders’ equity	$3,473,949	$3,320,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$66,276	$130,404
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	115,610	97,534
Prepaid royalties expensed	7,382	3,774
Net gain on dispositions of property, plant and equipment	(16,772)	(150)
Employee stock-based compensation	2,675	5,540
Other non-operating expense	1,320	3,201
Changes in:
Receivables	27,762	(69,933)
Inventories	(22,726)	(30,441)
Accounts payable and accrued expenses	(39,219)	(86,809)
Income taxes	1,517	34,062
Other	25,444	(1,717)

Cash provided by operating activities	169,269	85,465

INVESTING ACTIVITIES
Capital expenditures	(330,344)	(391,124)
Proceeds from dispositions of property, plant and equipment	69,841	417
Additions to prepaid royalties	(19,023)	(19,353)
Advances to affiliates	(4,802)	(2,955)
Reimbursement of deposits on equipment	18,325	—

Cash used in investing activities	(266,003)	(413,015)

FINANCING ACTIVITIES
Net borrowings on revolver and lines of credit	121,036	95,900
Payments on long-term debt	(8,125)	(5,939)
Debt financing costs	—	(2,095)
Dividends paid	(18,680)	(14,502)
Issuance of common stock under incentive plans	1,673	6,875

Cash provided by financing activities	95,904	80,239

Decrease in cash and cash equivalents	(830)	(247,311)
Cash and cash equivalents, beginning of period	2,523	260,501

Cash and cash equivalents, end of period	$1,693	$13,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of steam and metallurgical coal from surface and underground mines throughout the United States, for sale to utility, industrial and export markets. The Company’s mines are located in southern West Virginia, eastern Kentucky, Virginia, Wyoming, Colorado and Utah. All subsidiaries (except as noted below) are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     Upon adoption of FIN 48, the Company increased its liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Total unrecognized tax benefits were $2.7 million at the adoption date, all of which would affect the effective tax rate if recognized. The balance of unrecognized tax benefits was $3.4 million at June 30, 2007, $2.9 million of which would affect the effective tax rate if recognized. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 1998 through 2006 remain open to examination for U.S. federal income tax matters and 2002 through 2006 remain open to examination for various state income tax matters.
     The Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture is currently under review by the IRS. The Company has recognized a deferred tax asset related to its investment in Arch Western under FIN 48, but the outcome of the review could result in adjustments to the basis of the partnership assets. Given the uncertainty of how such an adjustment would affect the Company’s deferred income tax position, the Company is not able to reasonably estimate the impact of any adjustment. However, it is possible the Company could be required to decrease its deferred income tax assets associated with its investment in Arch Western in an amount up to $41.0 million.

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
3. Dispositions
     On June 29, 2007, the Company sold select assets and related liabilities associated with its Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. For the six months ended June 30, 2007 and June 30, 2006, the Company’s Mingo Logan-Ben Creek operations contributed coal sales of 1.1 million and 2.1 million tons, revenues of $72.2 million and $129.8 million and income from operations of $7.7 million and $10.8 million, respectively.
     The Company recognized a net gain of $8.1 million in the second quarter of 2007 resulting from the transaction. That amount has been reflected in other operating income, net in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007. This gain is net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from the Company’s operations and $5.2 million of employee-related payments. The Company has agreed to continue to provide surety bonds for reclamation and other obligations related to the Ben Creek property in the amount of $5.7 million until September 2007.
     During the second quarter of 2007, the Company also sold non-strategic reserves in the Powder River Basin and Central Appalachia and recognized gains on the sales of $6.0 million and $2.4 million, respectively, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
4. Stock-Based Compensation
     During the first six months of 2007, the Company granted options to purchase 879,800 shares of common stock with a weighted average exercise price of $33.00 and a weighted average grant-date fair value of $14.19 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 4.70%, a weighted average dividend rate of 0.73% and a weighted average volatility of 39.5%. The options vest ratably over three years. The Company also granted 29,100 shares of restricted stock during the first six months of 2007 at a weighted average grant-date fair value of $32.85 per share. The restricted stock vests over a period from one to four years.
     During the second quarter of 2007, certain of the stock price and EBITDA performance measurements were satisfied under the Company’s performance-contingent phantom stock awards, and the Company issued 180,997 shares of common stock and paid cash of $2.6 million under the awards.
     The Company recognized stock-based compensation expense from all plans of $2.3 million and $3.1 million for the three months ended June 30, 2007 and 2006, respectively and $3.9 million and $6.6 million for the six months ended June 30, 2007 and 2006, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
5. UMWA Combined Fund Settlement
     The Company was a party to a lawsuit against the United Mine Workers of America (“UMWA”) combined fund, which provides funding of medical and death benefits for certain retired members of the UMWA. The lawsuit contested premium calculations that involved the assignment of retiree benefits by the Social Security Administration to the signatory companies. During the first quarter of 2007, the litigation was resolved in favor of the signatory companies to the combined fund. During the three and six months ended June 30, 2007, the Company recognized income of $0.4 million and $3.8 million, respectively, related to the litigation that is associated with the Central Appalachia operations sold in the fourth quarter of 2005. This settlement is included in cost of sales in the accompanying condensed consolidated statements of income.

6. Income Taxes
     During the second quarter of 2007, the Company reduced the valuation allowance related to state net operating loss carryforwards by $4.0 million due to a tax law change in West Virginia that may increase the Company’s taxable income, enabling the Company to utilize a portion of these net operating loss carryforwards.
7. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Coal	$46,764	$49,608
Repair parts and supplies	98,281	80,218

	$145,045	$129,826

8. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(In thousands)
Self-insured occupational disease benefits:
Service cost	$386	$253	$655	$507
Interest cost	243	240	499	480
Net amortization	(453)	(489)	(844)	(977)

Total occupational disease	176	4	310	10
Traumatic injury claims and assessments	1,828	2,138	5,548	4,671

Total workers’ compensation expense	$2,004	$2,142	$5,858	$4,681

9. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(In thousands)
Service cost	$2,907	$2,349	$5,815	$4,700
Interest cost	2,980	2,473	5,959	4,945
Expected return on plan assets	(3,917)	(3,155)	(7,835)	(6,310)
Amortization of prior service cost	(50)	(102)	(100)	(203)
Amortization of other actuarial losses	1,722	2,092	3,444	4,182
Settlements	—	2,306	—	2,306

	$3,642	$5,963	$7,283	$9,620

     The plan settlement in 2006 relates to the disposition of certain Central Appalachia operations in 2005.
     The following table details the components of other postretirement benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(In thousands)
Service cost	$777	$1,167	$1,398	$2,336
Interest cost	770	903	1,525	1,805
Amortization of prior service cost	415	385	831	771
Amortization of (gain) loss	(866)	158	(1,506)	315

	$1,096	$2,613	$2,248	$5,227

10. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table details the components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(In thousands)
Net income	$37,552	$69,717	$66,276	$130,404
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits adjustment	456	17,395	1,167	17,395
Unrealized gains (losses) on available-for-sale securities	441	(8,599)	(740)	(7,273)
Unrealized gains on derivatives	2,315	2,251	5,708	4,706

Total comprehensive income	$40,764	$80,764	$72,411	$145,232

11. Earnings per Share
     The following table reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Basic weighted average shares outstanding	142,369	143,043	142,273	142,852
Effect of common stock equivalents under Incentive Plan	1,042	1,419	1,072	1,457
Effect of common stock equivalents arising from Preferred Stock	408	702	458	709

Diluted weighted average shares outstanding	143,819	145,164	143,803	145,018

12. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005 in order to facilitate an orderly transition. The Purchase and Sale Agreement between the Company and Magnum requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At June 30, 2007, the Company had $92.0 million of surety bonds related to properties sold to Magnum.
     In addition, the Company has agreed to guarantee the performance of Magnum with respect to certain coal sales contracts sold to Magnum, the longest of which extends to the year 2017, and certain operating leases, the longest of which ends in 2011. Under the coal sales contracts, the customers must approve the assignment of the contracts to Magnum. Until the contracts are assigned, the Company is purchasing the coal from Magnum to sell to these customers at the same price it is charging the customers for the sale. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply the contract from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at June 30, 2007, the cost of the purchased coal would exceed the sales price under the contracts by approximately $195.0 million. If the Company were required to perform under its guarantee of the operating lease agreements, it would be required to make $12.8 million of lease payments. The Company believes that it is remote that the Company would be required to perform under these guarantees. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $163.2 million at June 30, 2007, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
13. Contingencies
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
14. Segment Information
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
     Operating segment results for the three and six months ended June 30, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended June 30, 2007
Coal sales	$262,696	$136,499	$199,550	$—	$598,745
Income (loss) from operations	29,106	19,743	18,209	(13,208)	53,850
Total assets	1,637,555	1,887,258	743,956	(794,820)	3,473,949
Depreciation, depletion and amortization	29,054	15,240	13,045	651	57,990
Capital expenditures	963	30,872	42,378	1,319	75,532

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended June 30, 2006
Coal sales	$276,343	$110,351	$250,782	$—	$637,476
Income (loss) from operations	70,770	40,509	7,626	(19,057)	99,848
Total assets	1,454,686	1,784,718	817,351	(900,100)	3,156,655
Depreciation, depletion and amortization	28,020	11,187	11,917	589	51,713
Capital expenditures	30,052	42,038	51,319	4,615	128,024

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Six months ended June 30, 2007
Coal sales	$506,955	$267,139	$396,000	$—	$1,170,094
Income (loss) from operations	59,491	45,580	33,315	(33,673)	104,713
Depreciation, depletion and amortization	56,230	31,842	26,129	1,409	115,610
Capital expenditures	14,086	60,610	124,678	130,970	330,344

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Six months ended June 30, 2006
Coal sales	$528,737	$220,158	$523,134	$—	$1,272,029
Income (loss) from operations	133,417	66,222	29,586	(35,240)	193,985
Depreciation, depletion and amortization	54,200	20,165	22,129	1,040	97,534
Capital expenditures	69,207	63,979	129,492	128,446	391,124
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Income from operations	$53,850	$99,848	$104,713	$193,985
Interest expense	(18,733)	(15,923)	(35,991)	(31,995)
Interest income	453	600	1,124	2,515
Other non-operating expense	(418)	(1,808)	(1,320)	(3,201)

Income before income taxes	$35,152	$82,717	$68,526	$161,304

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on Form 10-Q that we filed during the interim period.
Executive Overview
     Market conditions were considerably less favorable in the second quarter of 2007 than in the year-ago period. At the end of 2006, we announced reductions in production volume targets in response to the soft market conditions. These volume reductions affected all operating segments.
     We believe market fundamentals are improving. Through mid-July, year-to-date electric generation demand increased while coal production was down. Furthermore, we believe these trends are moving coal supply and demand into balance. We anticipate that strong domestic and global demand growth for coal along with supply pressures, particularly in the Appalachian basins, will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Our costs during the second quarter of 2007 were affected by three planned longwall moves in the Western Bituminous region, and we estimate that our production in that segment was lower by approximately 10% during the quarter due to these moves. In addition, costs in the Powder River Basin were affected by higher diesel fuel costs and planned maintenance on a dragline at our Black Thunder mine. In Central Appalachia, we encountered challenging conditions in the final longwall panel at our Mingo Logan-Ben Creek complex, which caused delays and shortfalls in production. We made the strategic decision to divest ourselves of this asset at the end of the second quarter, as discussed below. We expect the longwall at our Mountain Laurel complex in West Virginia to commence production in the fourth quarter of 2007, and we believe it will have a beneficial impact on our overall cost structure in Central Appalachia beginning in 2008.
Results of Operations
     Items Affecting Comparability of Reported Results
     On June 29, 2007, we sold selected assets and related liabilities associated with our Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. During the six months ended June 30, 2007, our Ben Creek operations contributed coal sales of 1.1 million tons, revenues of $72.2 million and income from operations of $7.7 million. During the six months ended June 30, 2006, our Ben Creek operations contributed coal sales of 2.1 million tons, revenues of $129.8 million, and income from operations of $10.8 million. We recognized a net gain of $8.1 million in the second quarter of 2007 resulting from this transaction, net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from our operations and $5.2 million of employee-related payments. The gain is reflected in other operating income, net.
     The combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the second quarter of 2006 and $20.0 million during the first half of 2006. We reflected the insurance recoveries as a reduction of cost of coal sales.
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The following discussion summarizes our operating results for the three months ended June 30, 2007 and compares those results to our operating results for the three months ended June 30, 2006.
     Revenues. The following table summarizes the number of tons we sold during the three months ended June 30, 2007 and the sales associated with those tons and compares those results to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$598,745	$637,476	$(38,731)	(6.1)%
Tons sold	34,095	33,954	141	0.4
Coal sales realization per ton sold	$17.56	$18.77	$(1.21)	(6.4)
     The decrease in our coal sales from the second quarter of 2006 to the second quarter of 2007 resulted from a lower overall average sales price per ton sold. The lower overall average sales price was primarily the result of changes in our segment mix, in addition to lower realizations in the Powder River Basin. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
     The following table shows the number of tons sold by operating segment during the three months ended June 30, 2007 and compares those amounts to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Increase (Decrease)
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	24,931	24,139	792	3.3%
Western Bituminous	4,956	4,501	455	10.1
Central Appalachia	4,208	5,314	(1,106)	(20.8)

Total	34,095	33,954	141	0.4%

     Sales volume in the Powder River Basin increased during the second quarter of 2007 when compared with the second quarter of 2006 due to the restart of the Coal Creek mine during the second half of 2006, partially offset by a decrease at the Black Thunder mine due to the planned reductions discussed previously.
     In the Western Bituminous region, sales volume increased during the second quarter of 2007 when compared with the second quarter of 2006, reflecting strong customer demand. Shipments increased from the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. Although production was affected by the three planned longwall moves during the second quarter of 2007, we fulfilled customer requirements by shipping from our coal inventories.
     Our volumes in Central Appalachia decreased during the second quarter of 2007 when compared with the second quarter of 2006 primarily due to lower volumes of purchased coal, including tons associated with contracts we retained after the sale of certain Central Appalachia operations in 2005 to Magnum Coal Company.
     The following table shows the coal sales price per ton by operating segment during the three months ended June 30, 2007 and compares those amounts to the comparable information for the three months ended June 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended June 30, 2007 were $0.02 for the Powder River Basin, $3.41 for the Western Bituminous region and $0.82 for Central Appalachia. For the three months ended June 30, 2006, transportation costs per ton billed to customers were $0.01 for the Powder River Basin, $2.44 for the Western Bituminous region and $1.40 for Central Appalachia.

	Three Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.51	$11.44	$(0.93)	(8.1)%
Western Bituminous	24.13	22.08	2.05	9.3
Central Appalachia	46.60	45.79	0.81	1.8
     Decreases in sales prices in the Powder River Basin during the second quarter of 2007 when compared with the second quarter of 2006 reflect lower base pricing and lower sulfur dioxide emission allowance adjustments. In the Western Bituminous region, higher sales prices during the second quarter of 2007 when compared with the second quarter of 2006 reflect higher base pricing resulting from the roll-off of lower-priced legacy contracts. In Central Appalachia, the higher realized prices in the second quarter of 2007 reflect the decrease in the volume of lower-priced purchased coal, which included tons associated with contracts retained after the sale of certain Central Appalachia operations.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the three months ended June 30, 2007 and compares those results to the comparable information for the three months ended June 30, 2006:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$482,424	$471,896	$(10,528)	(2.2)%
Depreciation, depletion and amortization	57,990	51,713	(6,277)	(12.1)
Selling, general and administrative expenses	22,030	20,642	(1,388)	(6.7)
Other operating income, net	(17,549)	(6,623)	10,926	165.0

	$544,895	$537,628	$(7,267)	(1.4)%

     Cost of coal sales. Our cost of coal sales increased from the second quarter of 2006 to the second quarter of 2007 primarily due to higher costs in the Powder River Basin and Western Bituminous region. These cost increases more than offset the effect of the change in our segment mix, since the Powder River Basin’s average cost per ton is lower than our other regions. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the second quarter of 2006 to the second quarter of 2007 is due primarily to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the second quarter of 2006 to the second quarter of 2007 is due to higher employee compensation costs.
     Other operating income, net. The fluctuations in other operating income, net in the second quarter of 2007 compared to the second quarter of 2006 include the impact of the $8.1 million gain on the sale of the Mingo Logan-Ben Creek complex discussed previously, a $6.0 million gain on the sale of non-core reserves in the Powder River Basin and a $2.4 million gain on the sale of non-core reserves in Central Appalachia. These increases in other operating income, net were partially offset by a $2.0 million decrease in the second quarter of 2007 compared to the second quarter of 2006 in realized and unrealized gains on sulfur dioxide emission allowance put options and swaps due to a decrease in positions outstanding and a $2.0 million litigation settlement in the second quarter of 2007.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$1.11	$2.80	$(1.69)	(60.4)%
Western Bituminous	3.78	8.86	(5.08)	(57.3)
Central Appalachia	2.85	1.87	0.98	52.4
     Powder River Basin — On a per-ton basis, operating margins for the second quarter of 2007 decreased from the second quarter of 2006 due to the decrease in per-ton coal sales prices and an increase in per-ton costs. The increase in per-ton costs resulted from higher labor, diesel fuel and dragline maintenance and repair costs, partially offset by lower explosives and sales-sensitive costs.

     Western Bituminous — Operating margins per ton for the second quarter of 2007 decreased from the second quarter of 2006 primarily due to the impact of the three planned longwall moves during the second quarter of 2007 compared to one longwall move in the second quarter of 2006. Additionally, the insurance recovery of $10.0 million in the second quarter of 2006 related to the West Elk outage in late 2005 and early 2006 lowered our operating costs in the second quarter of 2006.
     Central Appalachia — Operating margins per ton for the second quarter of 2007 increased from the second quarter of 2006 due primarily to higher average per-ton coal sales prices, lower volumes from Ben Creek, which had a higher average cost during the respective periods when compared to other Central Appalachia mines, and lower volumes of purchased coal, some of which we purchased and sold at the same price.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2007 and compares that information to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Decrease in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(18,733)	$(15,923)	$(2,810)	(17.6)%
Interest income	453	600	(147)	(24.5)

	$(18,280)	$(15,323)	$(2,957)	(19.3)%

     The increase in interest expense during the second quarter of 2007 compared to the year-ago period resulted primarily from an increase in outstanding borrowings under our revolver and other lines of credit, which was partially offset by an increase in capitalized interest. We capitalized $5.4 million of interest during the three months ended June 30, 2007 and $3.6 million during the three months ended June 30, 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the three months ended June 30, 2007 and compares that information to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Increase in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Provision for (benefit from) income taxes	$(2,400)	$13,000	$15,400	118.5%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the effective rate from the second quarter of 2006 to the second quarter of 2007 is primarily the result of differences in pre-tax income and the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.0 million due to a tax law change in West Virginia that may increase our taxable income, enabling us to utilize a portion of these net operating loss carryforwards.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following discussion summarizes our operating results for the six months ended June 30, 2007 and compares those results to our operating results for the six months ended June 30, 2006.
     Revenues. The following table summarizes the number of tons we sold during the six months ended June 30, 2007 and the sales associated with those tons and compares those results to the comparable information for the six months ended June 30, 2006:

	Six Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,170,094	$1,272,029	$(101,935)	(8.0)%
Tons sold	66,026	65,700	326	0.5
Coal sales realization per ton sold	$17.72	$19.36	$(1.64)	(8.5)
     The decrease in our coal sales from the first half of 2006 to the first half of 2007 resulted primarily from a lower overall average sales price per ton sold. The lower overall average sales price was primarily the result of changes in our segment mix. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
     The following table shows the number of tons sold by operating segment during the six months ended June 30,

2007 and compares those amounts to the comparable information for the six months ended June 30, 2006:

	Six Months Ended June 30		Increase (Decrease)
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	48,109	46,313	1,796	3.9%
Western Bituminous	9,720	8,561	1,159	13.5
Central Appalachia	8,197	10,826	(2,629)	(24.3)

Total	66,026	65,700	326	0.5%

     Sales volume in the Powder River Basin increased from the first half of 2006 to the first half of 2007 due to the restart of the Coal Creek mine during the second half of 2006. This increase in sales volumes was partially offset by a decrease in production at the Black Thunder mine due to the planned reductions in production as well as weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007.
     In the Western Bituminous region, sales volume increased during the first half of 2007 when compared with the first half of 2006, due to strong customer demand. The first half of 2007 reflects a full six months of production at the West Elk mine, which was idle during the first quarter of 2006 after the combustion-related event, and at the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. These increases were partially offset by the lower volumes from the planned reductions discussed previously.
     Our volumes in Central Appalachia decreased during the first half of 2007 when compared with the first half of 2006 primarily due to lower volumes of purchased coal, including tons associated with contracts we retained after the sale of certain Central Appalachia operations in 2005 to Magnum Coal Company, some of which were purchased and sold at the same price.
     The following table shows the coal sales price per ton by operating segment during the six months ended June 30, 2007 and compares those amounts to the comparable information for the six months ended June 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the six months ended June 30, 2007 were $0.05 for the Powder River Basin, $3.04 for the Western Bituminous region and $1.25 for Central Appalachia. For the six months ended June 30, 2006, transportation costs per ton billed to customers were $0.03 for the Powder River Basin, $3.05 for the Western Bituminous region and $1.81 for Central Appalachia.

	Six Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.49	$11.39	$(0.90)	(8.0)%
Western Bituminous	24.44	22.66	1.78	7.9
Central Appalachia	47.06	46.51	0.55	1.2
     Decreases in sales prices in the Powder River Basin during the first half of 2007 when compared with the first half of 2006 primarily reflect lower base pricing and lower sulfur dioxide emission allowance adjustments. In the Western Bituminous region, higher sales prices during the first half of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts. In Central Appalachia, the higher realized prices in the first half of 2007 reflect the decrease in the volume of lower-priced purchased coal, which included tons associated with contracts retained after the sale of certain Central Appalachia operations.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the six months ended June 30, 2007 and compares those results to the comparable information for the six months ended June 30, 2006:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$931,754	$954,846	$23,092	2.4%
Depreciation, depletion and amortization	115,610	97,534	(18,076)	(18.5)
Selling, general and administrative expenses	41,017	38,523	(2,494)	(6.5)
Other operating income, net	(23,000)	(12,859)	10,141	78.9

	$1,065,381	$1,078,044	$12,663	1.2%

     Cost of coal sales. Our cost of coal sales decreased from the first half of 2006 to the first half of 2007 primarily due to the effect of the change in our segment mix, since the Powder River Basin’s average cost per ton is lower than our other regions. This decrease was partially offset by higher unit costs in the Powder River Basin and the Western Bituminous region. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first half of 2006 to the first half of 2007 is due primarily to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first half of 2006 to the first half of 2007 is due to higher employee compensation costs.
     Other operating income, net. The fluctuations in other operating income, net in the first half of 2007 compared to the first half of 2006 include the impact the asset sales noted in the discussion of the three months ended June 30, 2007 and the effect of an $8.5 million charge we recorded in the first quarter of 2006, representing working capital and other adjustments associated with the sale of certain Central Appalachian operations in the fourth quarter of 2005. These increases were offset by a $12.7 million decrease in the first half of 2007 compared to the first half of 2006 in realized and unrealized gains on sulfur dioxide emission allowance put options and swaps due to a decrease in positions outstanding.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Six Months Ended June 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.19	$2.75	$(1.56)	(56.7)%
Western Bituminous	4.49	7.63	(3.14)	(41.2)
Central Appalachia	2.90	3.02	(0.12)	(4.0)
     Powder River Basin — On a per-ton basis, operating margins for the first half of 2007 decreased from the first half of 2006 due in part to the decrease in per-ton coal sales prices and increase in per-ton costs. The increase in per-ton costs resulted primarily from higher labor, diesel fuel and dragline maintenance and repair costs, offset by lower explosives and sales-sensitive costs.
     Western Bituminous region — Operating margins per ton for the first half of 2007 decreased from the first half of 2006 primarily due to the impact of the three planned longwall moves during the first half of 2007 compared to one longwall move in the first half of 2006, higher depreciation, depletion and amortization costs and the impact of the start up issues associated with the installation of the new longwall at the Sufco mine. These factors offset the impact of improved per-ton coal sales prices and the impact of the West Elk idling in 2006, net of insurance recoveries.
     Central Appalachia — Operating margins per ton for the first half of 2007 decreased from the first half of 2006 despite higher average per-ton coal sales prices, due primarily to lost volume attributable to a longwall move at Ben Creek in the first quarter of 2007, more difficult geologic conditions in certain locations and higher depreciation, depletion and amortization costs. The cost increase was partially offset by lower volumes of purchased coal, some of which were purchased and sold at the same price, and a litigation settlement in our favor of $3.8 million related to certain UMWA retiree health benefits.

     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2007 and compares that information to the comparable information for the six months ended June 30, 2006:

			Decrease
	Six Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(35,991)	$(31,995)	$(3,996)	(12.5)%
Interest income	1,124	2,515	(1,391)	(55.3)

	$(34,867)	$(29,480)	$(5,387)	(18.3)

     The increase in interest expense during the first half of 2007 compared to the first half of 2006 resulted primarily from an increase in outstanding borrowings under our revolver and other lines of credit, which was partially offset by an increase in capitalized interest. We capitalized $10.6 million of interest during the six months ended June 30, 2007 and $6.4 million during the six months ended June 30, 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.” The decrease in interest income is due to a decrease in short term investments.
     Income taxes. The following table summarizes our income tax expense for the six months ended June 30, 2007 and compares that information to the comparable information for the six months ended June 30, 2006:

	Six Months Ended June 30		Increase in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Provision for income taxes	$2,250	$30,900	$28,650	92.7%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the effective rate from the first half of 2006 to the first half of 2007 is primarily the result of differences in pre-tax income and the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.0 million due to a tax law change in West Virginia that may increase our taxable income, enabling us to utilize a portion of these net operating loss carryforwards.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$169,269	$85,465
Investing activities	(266,003)	(413,015)
Financing activities	95,904	80,239
     Cash provided by operating activities increased $83.8 million in the first half of 2007 compared to the first half of 2006 primarily as a result of our sale of certain Central Appalachia operations on December 31, 2005. We made payments in 2006 of $43.4 million pursuant to the purchase agreement related to that transaction, related to the purchase of coal and certain operating expenses. In addition, we purchased coal in 2006 to satisfy below-market contracts that we could not source from our remaining operations. We also decreased our investment in working capital in the first half of 2007 compared to the first half of 2006, due in part to an improvement in our days’ sales outstanding in trade accounts receivable.
     Cash used in investing activities in the first half of 2007 was $147.0 million less than in the first half of 2006, primarily due to decreased capital expenditures of $60.8 million and higher proceeds from asset sales of $69.4 million compared with the first half of 2006. Capital expenditures are made to improve and replace existing mining

\

equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Our capital spending program for 2007 is weighted towards the first half of the year. In the first half of 2006 and 2007, we made the second and third of five annual payments of $122.2 million on the Little Thunder federal coal lease. In addition, in the first half of 2007, we acquired additional property and reserves of approximately $52.0 million. Of the remaining capital spending for the first half of 2007, approximately $96.0 million relates to the continued development of the Mountain Laurel complex in Central Appalachia and approximately $31.0 million represents payments for the new longwall now in service at our Sufco mine in Utah. We expect to put the Mountain Laurel longwall into service in the fourth quarter of 2007, but do not expect it to operate at full production capacity until the first quarter of 2008. In the prior year, in addition to spending on the Mountain Laurel development, we also had spending at our Powder River Basin operations related to the restart of the Coal Creek mine. In addition, in 2007, we recovered $18.3 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased. Our proceeds from asset sales included $43.5 million related to the sale of the Mingo Logan-Ben Creek complex and $26.0 million from the sale of non-core reserves in the Powder River Basin and Central Appalachia.
     Cash provided by financing activities increased $15.7 million in the first half of 2007 compared to the first half of 2006. The increase results primarily from additional borrowings on the revolving credit facility and other lines of credit, including those under the accounts receivable securitization program, primarily to fund the capital spending during the first half of 2007. We were able to reduce our outstanding debt by $83.0 million in the second quarter, and we expect to end 2007 with debt at levels comparable to those at the end of 2006, barring unforeseen future cash needs. We had available borrowing capacity of approximately $549.2 million under our lines of credit at June 30, 2007. In addition, dividends paid increased $4.2 million due to increases in the dividend rate in April 2006 and April 2007, and cash received from the issuance of common stock under our employee stock incentive plans decreased $5.2 million during the first half of 2007 compared to the first half of 2006.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30
	2007	2006
Ratio of earnings to combined fixed charges and preference dividends (1)	2.17x	4.76x

(1)	Ratio of earnings to combined fixed charges and preference dividends is computed on a total enterprise basis including our consolidated subsidiaries, plus our share of significant affiliates accounted for on the equity method that are 50% or greater owned or whose indebtedness has been directly or indirectly guaranteed by us. Earnings consist of income from continuing operations before income taxes and are adjusted to include fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Preference dividends are the amount of pre-tax earnings required to pay dividends on our outstanding preferred stock and Arch Western Resources, LLC’s preferred membership interest.
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
     Permit Litigation Matters. Surface mines at our Mingo Logan and Coal Mac subsidiaries’ mining complexes have been identified as having been granted Clean Water Act §404 permits by the U.S. Army Corps of Engineers, allegedly in violation of both the Clean Water Act and the National Environmental Policy Act. The lawsuit, brought by the Ohio Valley Environmental Coalition in the U.S. District Court for the Southern District of West Virginia, originally had been filed against the Corps for permits it had issued to coal operations owned by subsidiaries of Massey Energy Company, which is unrelated to us or our operating subsidiaries. The existing suit claims that the Corps had issued permits that do not comply with the National Environmental Policy Act and violate the Clean Water Act. That suit was tried to completion, and, on March 23, 2007 the court entered an order rescinding the Massey permits, enjoining activities authorized by them and remanding them to the Corps on the basis that the Corps did not adequately address certain issues as to the impacts of the mining activity on the environment. Massey thereafter announced its plans to appeal that decision to the U.S. Court of Appeals for the Fourth Circuit. The court then entered an order that the Corps did not have authority to permit the discharge of pollutants into stream segments below valley fills and granted plaintiffs leave to amend their complaint to add the permits issued by the Corps to our operating subsidiaries. Our subsidiaries have intervened to protect their interests.
     While the outcome of this litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe these matters will be resolved without a material adverse effect on our financial condition, results of operations or liquidity.
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
     The West Virginia Supreme Court ruled that these cases, along with thirty-four other flood damage cases not involving us, will be handled under the court’s mass litigation rules. As a result, the cases were transferred to the Circuit Court of Raleigh County, West Virginia, to be handled by a panel consisting of three circuit court judges. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict for the plaintiffs in the first phase of the first watershed trial, in which we were not involved. However, on March 15, 2007, the Court set aside that verdict and granted judgment for the defendants as a matter of law. We previously were named in cases involving the Coal River watershed, but the court dismissed those claims on January 18, 2007, for the plaintiffs’ failure to state a claim. This ruling has been appealed. We also are named in the Tug Fork and remaining Upper Guyandotte watershed trial groups; however, a trial date has not yet been set for them.
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
Newly Adopted Accounting Pronouncements
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position.
     Upon adoption of FIN 48, we increased our liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Our balance of unrecognized tax benefits was $3.4 million at June 30, 2007, $2.9 million of which would affect the effective tax rate if recognized. We will continue to recognize interest and penalties related to income tax matters in income tax expense.

     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 1998 through 2006 remain open to examination for U.S. federal income tax matters and 2002 through 2006 remain open to examination for various state income tax matters.
     Our treatment of the acquisition of the coal operations of Atlantic Richfield Company, which we refer to as ARCO and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western Resources, LLC joint venture is currently under review by the IRS. We have recognized a deferred tax asset related to our investment in Arch Western under FIN 48, but the outcome of the review could result in adjustments to the basis of the partnership assets. Given the uncertainty of how such an adjustment would affect our deferred income tax position, we are not able to reasonably estimate the impact of any adjustment. However, it is possible that we could be required to decrease our deferred income tax assets associated with our investment in Arch Western in an amount up to $41.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements rather than through the use of derivative instruments. At June 30, 2007, we had approximately 5 million tons of 2007 expected production that was not yet priced. Additionally, we had unpriced volumes of between 50 million and 60 million tons in 2008 and between 105 million and 115 million tons in 2009.
     As of June 30, 2007, we had $313.3 million of variable-rate borrowings outstanding, compared to $192.3 million at December 31, 2006. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.1 million on our variable-rate borrowings.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A in the Quarterly Reports on Form 10-Q that we filed during the interim period are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the second quarter of 2007.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program(1)	Repurchase Program
Apr. 1 – Apr. 30, 2007	—		—
May 1 – May 31, 2007	—		—
June 1 – June 30, 2007	—			$350,740,320	(2)

Total	—		—

(1)	In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2007, we have purchased 1,562,400 shares of our common stock under this program.

(2)	Calculated using 12,437,600 shares of common stock that we may purchase under the share repurchase program and $28.20, the closing price of our common stock as reported on the New York Stock Exchange on August 3, 2007.
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

August 8, 2007