Form 10-Q
period 2007-09-30
ARCH COAL INC
filed 2007-11-07
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     At November 5, 2007, there were 143,089,900 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(unaudited)

REVENUES
Coal sales	$599,151	$610,045	$1,769,245	$1,882,074

COSTS, EXPENSES AND OTHER
Cost of coal sales	476,434	474,458	1,408,188	1,429,304
Depreciation, depletion and amortization	58,628	53,641	174,238	151,175
Selling, general and administrative expenses	18,868	13,667	59,885	52,190
Other operating income, net	(4,603)	(13,922)	(27,603)	(26,781)

	549,327	527,844	1,614,708	1,605,888

Income from operations	49,824	82,201	154,537	276,186

Interest expense, net:
Interest expense	(17,151)	(16,233)	(53,142)	(48,228)
Interest income	513	631	1,637	3,146

	(16,638)	(15,602)	(51,505)	(45,082)

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(370)	(998)	(1,919)	(4,062)
Other non-operating expense, net	(436)	(2,574)	(207)	(2,711)

	(806)	(3,572)	(2,126)	(6,773)

Income before income taxes	32,380	63,027	100,906	224,331
Provision for income taxes	5,100	12,100	7,350	43,000

NET INCOME	27,280	50,927	93,556	181,331
Preferred stock dividends	(53)	(102)	(166)	(289)

Net income available to common stockholders	$27,227	$50,825	$93,390	$181,042

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.19	$0.35	$0.66	$1.27
Diluted earnings per common share	$0.19	$0.35	$0.65	$1.25

Basic weighted average shares outstanding	142,627	143,422	142,392	143,044
Diluted weighted average shares outstanding	144,151	145,356	143,920	145,131

Dividends declared per common share	$0.07	$0.06	$0.20	$0.16
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,389	$2,523
Trade accounts receivable	197,005	212,185
Other receivables	19,060	48,588
Inventories	145,222	129,826
Prepaid royalties	15,868	6,743
Deferred income taxes	40,273	51,802
Other	31,731	35,610

Total current assets	452,548	487,277

Property, plant and equipment, net	2,467,072	2,243,068

Other assets:
Prepaid royalties	114,463	112,667
Goodwill	40,032	40,032
Deferred income taxes	240,336	263,759
Equity investments	83,435	80,213
Other	86,143	93,798

Total other assets	564,409	590,469

Total assets	$3,484,029	$3,320,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,965	$198,875
Accrued expenses	169,042	190,746
Current portion of debt and short-term borrowings	160,703	51,185

Total current liabilities	482,710	440,806

Long-term debt	1,135,752	1,122,595
Asset retirement obligations	211,568	205,530
Accrued postretirement benefits other than pension	53,155	49,817
Accrued workers’ compensation	45,679	43,655
Other noncurrent liabilities	113,062	92,817

Total liabilities	2,041,926	1,955,220
Stockholders’ equity:
Preferred stock, $.01 par value, $50 liquidation preference, 10,000,000 shares authorized, 85,016 and 143,771 shares issued, respectively	1	2
Common stock, $.01 par value, 260,000,000 shares authorized, 142,790,486 and 142,179,254 shares issued, respectively	1,432	1,426
Paid-in capital	1,351,103	1,345,188
Retained earnings	102,033	38,147
Accumulated other comprehensive loss	(12,466)	(19,169)

Total stockholders’ equity	1,442,103	1,365,594

Total liabilities and stockholders’ equity	$3,484,029	$3,320,814

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$93,556	$181,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	174,238	151,175
Prepaid royalties expensed	8,452	6,649
Net gain on dispositions of property, plant and equipment	(17,658)	(323)
Gain on investment in Knight Hawk Holdings, LLC	—	(10,309)
Employee stock-based compensation	4,050	6,482
Other non-operating expense	2,126	6,773
Changes in:
Receivables	43,877	(30,130)
Inventories	(22,908)	(40,648)
Accounts payable and accrued expenses	(76,283)	(123,232)
Income taxes	6,382	46,162
Other	48,550	(774)

Cash provided by operating activities	264,382	193,156

INVESTING ACTIVITIES
Capital expenditures	(423,885)	(474,201)
Proceeds from dispositions of property, plant and equipment	69,860	751
Additions to prepaid royalties	(19,373)	(19,653)
Purchases of investments/advances to affiliates	(5,152)	(43,906)
Reimbursement of deposits on equipment	18,325	—

Cash used in investing activities	(360,225)	(537,009)

FINANCING ACTIVITIES
Net proceeds from commercial paper and net borrowings on lines of credit	134,108	150,000
Payments on long-term debt	(10,408)	(8,986)
Debt financing costs	(139)	(2,171)
Dividends paid	(28,725)	(23,205)
Purchases of treasury stock	—	(10,918)
Issuance of common stock under incentive plans	1,873	6,977

Cash provided by financing activities	96,709	111,697

Increase (decrease) in cash and cash equivalents	866	(232,156)
Cash and cash equivalents, beginning of period	2,523	260,501

Cash and cash equivalents, end of period	$3,389	$28,345

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     Upon adoption of FIN 48, the Company increased its liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Total unrecognized tax benefits were $2.7 million at the adoption date, all of which would affect the effective tax rate if recognized. The balance of unrecognized tax benefits was $3.2 million at September 30, 2007, $2.7 million of which would affect the effective tax rate if recognized. The Company will continue to recognize interest and penalties related to income tax matters in income tax expense.
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

     Accounting Standards Issued and Not Yet Adopted
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Liabilities — Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is still analyzing Statement No. 159 to determine what the impact of adoption will be.
3. Acquisitions and Dispositions
     On September 28, 2007, the Company purchased coal reserves and surface rights in Illinois for $38.9 million. This property is adjacent to other properties owned by the Company and includes approximately 157 million tons of recoverable coal reserves. Of the total recoverable tons, approximately 134 million tons are owned, with the remainder controlled under long-term leases.
     On June 29, 2007, the Company sold select assets and related liabilities associated with its Mingo Logan-Ben Creek mining complex in West Virginia for $43.5 million. For the nine months ended September 30, 2007 and September 30, 2006, the Company’s Mingo Logan-Ben Creek operations contributed coal sales of 1.2 million and 3.0 million tons, revenues of $75.1 million and $182.4 million and income from operations of $9.1 million and $9.3 million, respectively.
     The Company recognized a net gain of $9.1 million in the nine month period ended September 30, 2007 resulting from the sale. That amount has been reflected in other operating income, net in the accompanying condensed consolidated statements of income. This gain is net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from the Company’s operations and $4.9 million of employee-related payments. The Company has agreed to continue to provide surety bonds for reclamation and other obligations related to the Ben Creek property in the amount of $5.7 million until October 2007.
     During the nine month period ended September 30, 2007, the Company also sold non-strategic reserves in the Powder River Basin and Central Appalachia and recognized gains on the sales of $6.0 million and $2.4 million, respectively, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
4. Commercial Paper Placement Program
     On August 15, 2007, the Company entered into a commercial paper placement program to provide short-term financing at rates that are generally lower than the rates available under the revolving credit facility. Under the program, the Company may sell up to $50.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a $50.0 million revolving credit facility with a maturity date of June 7, 2008. As of September 30, 2007, the Company had $50.0 million outstanding under the agreement with a weighted-average interest rate of 5.59% and maturity dates ranging from 3 to 59 days.
5. Stock-Based Compensation
     During the nine months ended September 30, 2007, the Company granted options to purchase 885,550 shares of common stock with a weighted average exercise price of $32.98 and a weighted average grant-date fair value of $14.27 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 4.70%, a weighted average dividend yield of 0.73% and a weighted average volatility of 39.5%. The options vest ratably over three years. The Company also granted 29,100 shares of restricted stock during the first nine months of 2007 at a weighted average grant-date fair value of $32.85 per share. The restricted stock vests over a period ranging from one to four years.
     During the nine months ended September 30, 2007, certain of the stock price and EBITDA performance measurements were satisfied under the Company’s performance-contingent phantom stock awards, and the Company issued 180,997 shares of common stock and paid cash of $2.6 million under the awards.
     The Company recognized stock-based compensation expense from all plans of $1.4 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively and $5.3 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
6. UMWA Combined Fund Settlement
     The Company was a party to a lawsuit against the United Mine Workers of America (“UMWA”) combined fund, which provides funding of medical and death benefits for certain retired members of the UMWA. The lawsuit contested premium calculations that involved the assignment of retiree benefits by the Social Security Administration to the signatory companies. During the first quarter of 2007, the litigation was resolved in favor of the signatory companies to the combined fund. During the nine months ended September 30, 2007, the Company recognized income of $3.8 million related to the litigation that is associated with the Central Appalachia operations sold in the fourth quarter of 2005. This settlement is included in cost of coal sales in the accompanying condensed consolidated statements of income.
7. Income Taxes
     During the nine months ended September 30, 2007, the Company reduced the valuation allowance related to state net operating loss carryforwards by $4.0 million, due to a tax law change in West Virginia that is expected to increase the Company’s taxable income, enabling the Company to utilize a portion of these net operating loss carryforwards.
8. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Coal	$39,143	$49,608
Repair parts and supplies	106,079	80,218

	$145,222	$129,826

9. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$327	$254	$982	$761
Interest cost	249	239	748	719
Net amortization	(422)	(488)	(1,266)	(1,465)

Total occupational disease	154	5	464	15
Traumatic injury claims and assessments	2,934	3,058	8,482	7,729

Total workers’ compensation expense	$3,088	$3,063	$8,946	$7,744

10. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Service cost	$3,778	$2,557	$9,593	$7,257
Interest cost	3,938	4,647	9,897	9,592
Expected return on plan assets	(5,158)	(5,870)	(12,993)	(12,180)
Amortization of prior service cost	(102)	(62)	(202)	(265)
Amortization of other actuarial losses	1,956	1,341	5,400	5,523
Settlements	—	71	—	2,377

	$4,412	$2,684	$11,695	$12,304

     The plan settlement in 2006 relates to the disposition of certain Central Appalachia operations in 2005.
     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Service cost	$699	$1,169	$2,097	$3,505
Interest cost	762	902	2,287	2,707
Amortization of prior service cost	415	386	1,246	1,157
Amortization of (gain) loss	(754)	158	(2,260)	473

	$1,122	$2,615	$3,370	$7,842

11. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table details the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Net income	$27,280	$50,927	$93,556	$181,331
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits adjustment	702	—	1,869	17,395
Unrealized losses on available-for-sale securities	(900)	(1,659)	(1,640)	(8,932)
Unrealized gains (losses) on derivatives	766	(6,429)	6,474	(1,723)

Total comprehensive income	$27,848	$42,839	$100,259	$188,071

12. Earnings per Share
     The following table reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
Basic weighted average shares outstanding	142,627	143,422	142,392	143,044
Effect of common stock equivalents under Incentive Plan	1,116	1,244	1,087	1,385
Effect of common stock equivalents arising from Preferred Stock	408	690	441	702

Diluted weighted average shares outstanding	144,151	145,356	143,920	145,131

13. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005 in order to facilitate an orderly transition. The Purchase and Sale Agreement between the Company and Magnum requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At September 30, 2007, the Company had $92.0 million of surety bonds related to properties sold to Magnum.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. If the Company were required to purchase coal to supply the contracts over their duration at market prices effective at September 30, 2007, the cost of the purchased coal would exceed the sales price under the contracts by approximately $192.3 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $11.6 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the financial statements as of September 30, 2007. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $157.9 million at September 30, 2007, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
14. Contingencies
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
15. Segment Information
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
     Operating segment results for the three and nine months ended September 30, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2007
Coal sales	$276,960	$143,905	$178,286	$—	$599,151
Income (loss) from operations	32,853	23,256	10,644	(16,929)	49,824
Total assets	1,686,897	1,892,733	737,497	(833,098)	3,484,029
Depreciation, depletion and amortization	30,021	16,939	11,201	467	58,628
Capital expenditures	7,397	17,737	27,983	40,424	93,541

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended September 30, 2006
Coal sales	$258,969	$112,971	$238,105	$—	$610,045
Income (loss) from operations	45,624	26,258	12,833	(2,514)	82,201
Total assets	1,522,347	1,789,082	828,451	(937,906)	3,201,974
Depreciation, depletion and amortization	28,182	12,276	12,880	303	53,641
Capital expenditures	6,852	30,640	43,603	1,982	83,077

1

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Nine months ended September 30, 2007
Coal sales	$783,915	$411,044	$574,286	$—	$1,769,245
Income (loss) from operations	92,344	68,836	43,959	(50,602)	154,537
Depreciation, depletion and amortization	86,251	48,781	37,330	1,876	174,238
Capital expenditures	21,483	78,347	152,661	171,394	423,885

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Nine months ended September 30, 2006
Coal sales	$787,706	$333,129	$761,239	$—	$1,882,074
Income (loss) from operations	179,041	92,480	42,419	(37,754)	276,186
Depreciation, depletion and amortization	82,382	32,441	35,009	1,343	151,175
Capital expenditures	76,059	94,619	173,095	130,428	474,201
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Income from operations	$49,824	$82,201	$154,537	$276,186
Interest expense	(17,151)	(16,233)	(53,142)	(48,228)
Interest income	513	631	1,637	3,146
Other non-operating expense	(806)	(3,572)	(2,126)	(6,773)

Income before income taxes	$32,380	$63,027	$100,906	$224,331

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
Executive Overview
     Market conditions were considerably less favorable in the third quarter of 2007 than in the year-ago period. At the end of 2006, we announced reductions in production volume targets in response to the soft market conditions. These volume reductions affected all operating segments.
     We believe market fundamentals are improving, as indicated by key trends. We estimate that domestic coal consumption increased approximately 22.0 million tons during the first nine months of 2007 and that domestic coal production declined 13.0 million tons during the same period. We believe these trends are moving coal supply and demand into balance. Furthermore, we anticipate that strong domestic and global demand growth for coal along with supply pressures, particularly in the Appalachian basins, will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Our results during the third quarter of 2007 when compared to the third quarter of 2006 were affected by our regional sales mix, due in part to the sale of our Mingo Logan — Ben Creek complex in West Virginia at the end of the second quarter of 2007, as well as higher costs in the Powder River Basin and the Western Bituminous region. The longwall at our Mountain Laurel complex in West Virginia commenced production on October 1, 2007, and we believe it will have a beneficial impact on our overall cost structure in Central Appalachia. Coal from the Mountain Laurel complex can be marketed into international and domestic metallurgical coal markets and domestic pulverized coal injection markets, with the flexibility to be sold into export or domestic steam markets.
Results of Operations
     Items Affecting Comparability of Reported Results
     On June 29, 2007, we sold selected assets and related liabilities associated with our Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. During the nine months ended September 30, 2007, our Ben Creek operations contributed coal sales of 1.2 million tons, revenues of $75.1 million and income from operations of $9.1 million. During the three months ended September 30, 2006, our Ben Creek operations contributed coal sales of 0.9 million tons, revenues of $52.6 million and a loss from operations of $1.7 million. During the nine months ended September 30, 2006, our Ben Creek operations contributed coal sales of 3.0 million tons, revenues of $182.4 million, and income from operations of $9.3 million. We recognized a net gain of $9.1 million in the nine months ended September 30, 2007 resulting from this transaction, net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from our operations and $4.9 million of employee-related payments. The gain is reflected in other operating income, net.
     A combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the third quarter of 2006 and $30.0 million during the first nine months of 2006. We reflected the insurance recoveries as a reduction of cost of coal sales.
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following discussion compares our operating results for the three months ended September 30, 2007 with our operating results for the three months ended September 30, 2006.
     Revenues. The following table compares the number of tons we sold during the three months ended September 30, 2007 and the sales associated with those tons with the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$599,151	$610,045	$(10,894)	(1.8)%
Tons sold	34,722	33,841	881	2.6
Coal sales realization per ton sold	$17.26	$18.03	$(0.77)	(4.3)
     Coal sales decreased from the third quarter of 2006 to the third quarter of 2007 due to changes in our segment mix, despite higher sales volume. An increase in Powder River Basin sales volumes resulted in a lower average sales price. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
     The following table compares the number of tons sold by operating segment during the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Increase (Decrease)
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	25,923	24,639	1,284	5.2%
Western Bituminous	5,057	4,196	861	20.5
Central Appalachia	3,742	5,006	(1,264)	(25.2)

Total	34,722	33,841	881	2.6

     Sales volume in the Powder River Basin increased during the third quarter of 2007 when compared with the third quarter of 2006 due to increased sales from the Coal Creek mine and higher volumes of brokerage activity, partially offset by a decrease in sales from the Black Thunder mine due to the planned reductions discussed previously.
     In the Western Bituminous region, sales volume increased during the third quarter of 2007 when compared with the third quarter of 2006, reflecting stronger customer demand in the third quarter of 2007 and an increase in sales volume from the Skyline mine and from the Dugout mine, which experienced the effects of an extended longwall move in the third quarter of 2006.
     Our volumes in Central Appalachia decreased during the third quarter of 2007 when compared with the third quarter of 2006 primarily due to a decrease in the third quarter of 2007 in the volumes of coal associated with contracts we retained after the sale of certain Central Appalachia operations in 2005 to Magnum Coal Company, which we refer to as Magnum. The sale of the Ben Creek operations at the end of the second quarter of 2007 also resulted in a decrease in sales volume in the third quarter of 2007 when compared with the third quarter of 2006.
     The following table compares the coal sales price per ton by operating segment during the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended September 30, 2007 were $0.02 for the Powder River Basin, $3.30 for the Western Bituminous region and $1.50 for Central Appalachia. For the three months ended September 30, 2006, transportation costs per ton billed to customers were $0.01 for the Powder River Basin, $2.71 for the Western Bituminous region and $1.13 for Central Appalachia.

	Three Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.66	$10.50	$0.16	1.5%
Western Bituminous	25.16	24.22	0.94	3.9
Central Appalachia	46.14	46.44	(0.30)	(0.6)
     Increases in sales prices in the Powder River Basin during the third quarter of 2007 when compared with the third quarter of 2006 reflect higher base pricing and favorable quality adjustments. In the Western Bituminous region, higher sales prices during the third quarter of 2007 when compared with the third quarter of 2006 reflect higher base pricing resulting from the roll-off of lower-priced legacy contracts. In Central Appalachia, slightly lower realized prices in the third quarter of 2007 reflect the sale in the second quarter of 2007 of the Ben Creek operations, which produced a high-quality coal. This decrease in realized prices was partially offset by the impact of a decrease in the third quarter of 2007 in the volume of coal sold under lower-priced contracts we retained after the sale of certain Central Appalachia operations to Magnum in 2005.
     Expenses, costs and other. The following table compares expenses, costs and other operating income, net for the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

			Decrease
	Three Months Ended September 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$476,434	$474,458	$(1,976)	(0.4)%
Depreciation, depletion and amortization	58,628	53,641	(4,987)	(9.3)
Selling, general and administrative expenses	18,868	13,667	(5,201)	(38.1)
Other operating income, net	(4,603)	(13,922)	(9,319)	(66.9)

	$549,327	$527,844	$(21,483)	(4.1)%

     Cost of coal sales. Cost of coal sales increased slightly from the third quarter of 2006 to the third quarter of 2007, despite the change in our segment sales mix discussed previously, primarily due to higher costs in the Powder River Basin and the Western Bituminous region. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the third quarter of 2006 to the third quarter of 2007 is primarily due to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the third quarter of 2006 to the third quarter of 2007 is primarily due to an increase in the expense associated with deferred compensation plans, which results from changes in the value of our common stock.
     Other operating income, net. The decrease in other operating income, net in the third quarter of 2007 compared to the third quarter of 2006 is primarily due to the gain of $10.3 million in 2006 on our acquisition of an interest in Knight Hawk Holdings, LLC, which we refer to as Knight Hawk. The Company paid $15.0 million in cash and contributed coal reserves in exchange for a 33 1/3% equity interest in Knight Hawk. The gain represented the difference between the fair value of reserves contributed and their carrying value.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended September 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.25	$1.79	$(0.54)	(30.2)%
Western Bituminous	4.43	6.20	(1.77)	(28.5)
Central Appalachia	2.33	2.64	(0.31)	(11.7)
     Powder River Basin — On a per-ton basis, operating margins for the third quarter of 2007 decreased from the third quarter of 2006 due to an increase in per-ton costs, partially offset by the increase in per-ton sales prices. The increase in per-ton costs resulted from higher diesel fuel prices and tire costs, partially offset by lower explosives costs.
     Western Bituminous — Operating margins per ton for the third quarter of 2007 decreased from the third quarter of 2006 primarily due to the impact of the insurance recovery of $10.0 million in the third quarter of 2006 related to the West Elk mine’s combustion-related event and related idling in late 2005 and early 2006 and higher depreciation, depletion and amortization costs.
     Central Appalachia — Operating margins per ton for the third quarter of 2007 decreased from the third quarter of 2006 primarily due to a West Virginia tax credit of $4.3 million that reduced our cost of coal sales in 2006. This decrease in per-ton operating margin was partially offset by a decrease during the third quarter of 2007 in the volumes of coal sold under supply contracts that we retained after the sale of certain Central Appalachia operations to Magnum in December 2005. These tons are purchased from Magnum at an amount equal to the contracted sales price. In addition, results for the third quarter of 2006 were adversely impacted by the impact of deteriorating geological conditions at our Ben Creek operations. The Ben Creek operations were sold at the end of the second quarter of 2007, as previously discussed.
     Net interest expense. The following table compares our net interest expense for the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Decrease in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(17,151)	$(16,233)	$(918)	(5.7)%
Interest income	513	631	(118)	(18.7)

	$(16,638)	$(15,602)	$(1,036)	(6.6)%

     The increase in interest expense during the third quarter of 2007 compared to the year-ago period resulted primarily from an increase in outstanding borrowings under our revolver and other lines of credit, which was partially offset by an increase in capitalized interest. We capitalized $6.1 million of interest during the three months ended September 30, 2007 and $3.9 million during the three months ended September 30, 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Income taxes. The following table summarizes our income tax expense for the three months ended September 30, 2007 and compares that information to the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Decrease
	2007	2006	$	%
	(Amounts in thousands)
Provision for income taxes	$5,100	$12,100	$7,000	57.9%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the effective rate from the third quarter of 2006 to the third quarter of 2007 is primarily the result of differences in pre-tax income and the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.0 million due to a tax law change in West Virginia that is expected increase our taxable income, enabling us to utilize a portion of these net operating loss carryforwards.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The following discussion compares our operating results for the nine months ended September 30, 2007 with our operating results for the nine months ended September 30, 2006.
     Revenues. The following table compares the number of tons we sold during the nine months ended September 30, 2007 and the sales associated with those tons with the comparable information for the nine months ended

September 30, 2006:

	Nine Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,769,245	$1,882,074	$(112,829)	(6.0)%
Tons sold	100,748	99,541	1,207	1.2
Coal sales realization per ton sold	$17.56	$18.91	$(1.35)	(7.1)
     The decrease in our coal sales from the first nine months of 2006 to the first nine months of 2007 resulted primarily from changes in our segment mix discussed in the results for the quarter ended September 30, 2007, as well as a decline in per-ton sales prices in the Powder River Basin. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
     The following table compares the number of tons sold by operating segment during the nine months ended September 30, 2007 with the comparable information for the nine months ended September 30, 2006:

	Nine Months Ended September 30		Increase (Decrease)
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	74,032	70,952	3,080	4.3%
Western Bituminous	14,777	12,757	2,020	15.8
Central Appalachia	11,939	15,832	(3,893)	(24.6)

Total	100,748	99,541	1,207	1.2%

     Sales volume in the Powder River Basin increased from the first nine months of 2006 to the first nine months of 2007 due to increased sales from the Coal Creek mine and higher volumes of brokerage activity. These increases in volume were partially offset by a decrease at the Black Thunder mine due to the planned reductions discussed previously, as well as weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007. The Coal Creek mine was restarted during 2006.
     In the Western Bituminous region, sales volume increased during the first nine months of 2007 when compared with the first nine months of 2006, reflecting a full nine months of production at the West Elk mine, which was idle during the first quarter of 2006 after the combustion-related event, and at the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. These increases were partially offset by the lower volumes from the planned reductions discussed previously.
     Our sales volumes in Central Appalachia decreased during the first nine months of 2007 when compared with the first nine months of 2006 primarily due to lower volumes of coal associated with sales contracts we retained after the sale of certain Central Appalachia operations in 2005 to Magnum, as well as the sale of the Ben Creek operations at the end of the second quarter of 2007.
     The following table shows the coal sales price per ton by operating segment during the nine months ended September 30, 2007 and compares those amounts to the comparable information for the nine months ended September 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the nine months ended September 30, 2007 were $0.04 for the Powder River Basin, $3.13 for the Western Bituminous region and $1.33 for Central Appalachia. For the nine months ended September 30, 2006, transportation costs per ton billed to customers were $0.02 for the Powder River Basin, $2.94 for the Western Bituminous region and $1.60 for Central Appalachia.

	Nine Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.55	$11.08	$(0.53)	(4.8)%
Western Bituminous	24.69	23.17	1.52	6.6
Central Appalachia	46.77	46.49	0.28	0.6
     Decreases in sales prices in the Powder River Basin during the first nine months of 2007 when compared with the first nine months of 2006 primarily reflect the higher volumes from the Coal Creek mine, which has a lower price due to its lower heat content, and lower sulfur dioxide emission allowance adjustments, primarily in the first quarter of 2007. In the Western Bituminous region, higher sales prices during the first nine months of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts.

In Central Appalachia, the higher realized prices in the first nine months of 2007 reflect the decrease in the volume of coal sold under lower-priced contracts we retained after the sale of certain operations to Magnum in 2005.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the nine months ended September 30, 2007 and compares those results to the comparable information for the nine months ended September 30, 2006:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2007	2006	$	%
		(Amounts in thousands)
Cost of coal sales	$1,408,188	$1,429,304	$21,116	1.5%
Depreciation, depletion and amortization	174,238	151,175	(23,063)	(15.3)
Selling, general and administrative expenses	59,885	52,190	(7,695)	(14.7)
Other operating income, net	(27,603)	(26,781)	822	3.1

	$1,614,708	$1,605,888	$(8,820)	(0.5)%

     Cost of coal sales. Our cost of coal sales decreased from the first nine months of 2006 to the first nine months of 2007 primarily due to the effect of the change in our segment mix, since the Powder River Basin’s average cost per ton is lower than our other regions. This decrease was partially offset by higher unit costs in the Powder River Basin and the Western Bituminous region. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first nine months of 2006 to the first nine months of 2007 is primarily due to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first nine months of 2006 to the first nine months of 2007 is primarily due to an increase in the expense associated with deferred compensation plans, which results from changes in the value of our common stock, as well as other employee compensation costs.
     Other operating income, net. The fluctuations in other operating income, net in the first nine months of 2007 compared to the first nine months of 2006 include the impact of the $9.1 million gain on the sale of the Ben Creek complex discussed previously, a $6.0 million gain on the sale of non-core reserves in the Powder River Basin and a $2.4 million gain on the sale of non-core reserves in Central Appalachia. In 2006, other operating income, net reflected a gain of $10.3 million on the acquisition of our interest in Knight Hawk. Also in 2006, other operating income, net reflects an $8.6 million charge, representing working capital and other adjustments associated with the sale of certain Central Appalachia operations in the fourth quarter of 2005. The increase in operating income resulting from these transactions was offset by a $15.1 million decrease in realized and unrealized gains on sulfur dioxide emission allowance put options and swaps in the first nine months of 2007 compared to the first nine months of 2006 due to a decrease in positions outstanding.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Nine Months Ended September 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.21	$2.42	$(1.21)	(50.0)%
Western Bituminous	4.46	7.16	(2.70)	(37.7)
Central Appalachia	2.72	2.90	(0.18)	(6.2)
     Powder River Basin — On a per-ton basis, operating margins for the first nine months of 2007 decreased from the first nine months of 2006 due in part to the decrease in per-ton coal sales prices and increase in per-ton costs. The increase in per-ton costs resulted primarily from higher diesel fuel prices and maintenance and repair costs, partially offset by lower explosives costs.
     Western Bituminous region — Operating margins per ton for the first nine months of 2007 decreased from the first nine months of 2006 primarily due to the impact of higher depreciation, depletion and amortization costs and the impact of the installation of the new longwall at the Sufco mine. These factors offset the impact of improved per-ton coal sales prices. The $30.0 million of insurance proceeds we recognized during the nine months ended

September 30, 2006 related to the combustion-related event at the West Elk mine in the fourth quarter of 2005 offset the estimated $30.0 million adverse effect of the idling of mine in the first quarter of 2006.
     Central Appalachia — Operating margins per ton for the first nine months of 2007 decreased from the first nine months of 2006 despite higher average per-ton coal sales prices, primarily due to more difficult geologic conditions in certain locations and higher depreciation, depletion and amortization costs. The cost increase was partially offset by lower volumes in 2007 of coal sold under supply contracts that we retained after the sale of certain Central Appalachia operations to Magnum in December 2005. These tons are purchased from Magnum at an amount equal to the contracted sales price.
     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2007 and compares that information to the comparable information for the nine months ended September 30, 2006:

			Decrease
	Nine Months Ended September 30		in Net Income
	2007	2006	$	%
		(Amounts in thousands)
Interest expense	$(53,142)	$(48,228)	$(4,914)	(10.2)%
Interest income	1,637	3,146	(1,509)	(48.0)

	$(51,505)	$(45,082)	$(6,423)	(14.2)

     The increase in interest expense during the first nine months of 2007 compared to the first nine months of 2006 resulted primarily from an increase in outstanding borrowings under our revolver and other lines of credit, which was partially offset by an increase in capitalized interest. We capitalized $16.6 million of interest during the nine months ended September 30, 2007 and $10.3 million during the nine months ended September 30, 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.” The decrease in interest income is due to a decrease in short term investments.
     Income taxes. The following table summarizes our income tax expense for the nine months ended September 30, 2007 and compares that information to the comparable information for the nine months ended September 30, 2006:

	Nine Months Ended September 30		Decrease
	2007	2006	$	%
		(Amounts in thousands)
Provision for income taxes	$7,350	$43,000	$35,650	82.9%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The decrease in the income tax expense in the first nine months of 2007 as compared to the first nine months of 2006 was primarily the result of the increase in our pre-tax income.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities, sales of assets and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facilities, accounts receivable securitization or commercial paper programs. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$264,382	$193,156
Investing activities	(360,225)	(537,009)
Financing activities	96,709	111,697
     Cash provided by operating activities increased $71.2 million in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of transactions related to our sale of certain Central Appalachia operations on December 31, 2005. We made payments of $43.4 million in 2006 related to that transaction, involving the purchase of coal and certain operating expenses pursuant to the purchase agreement. In addition, we purchased coal in 2006 to satisfy below-market contracts that we could not source from our remaining operations. We also decreased our investment in working capital during the first nine months of 2007 compared to the first nine months of 2006, due in part to an improvement in our days’ sales outstanding in trade accounts receivable.
     Cash used in investing activities for the first nine months of 2007 was $176.8 million less than the first nine months of 2006, primarily due to decreased capital expenditures of $50.3 million, higher proceeds from asset sales of $69.1 million, and purchases of equity method investments totaling $40.0 million in 2006. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Our capital spending program for 2007 is weighted towards the first half of the year. During the first nine months of 2006 and 2007, we made the second and third of five annual payments of $122.2 million on the Little Thunder federal coal lease. In addition, in the first nine months of 2007, we acquired additional property and reserves of approximately $90.9 million. Of the remaining capital spending for the first nine months of 2007, major projects include the development of the Mountain Laurel complex in Central Appalachia and payments for the replacement longwall now in service at our Sufco mine in Utah. The Mountain Laurel longwall commenced production on October 1, 2007. In the prior year, in addition to spending on the Mountain Laurel development, we also had spending at our Powder River Basin operations related to the restart of the Coal Creek mine. In addition, in 2007, we recovered $18.3 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased. Our proceeds from asset sales in 2007 included $43.5 million related to the sale of the Ben Creek complex and $26.0 million from the sale of non-core reserves in the Powder River Basin and Central Appalachia.
     On August 15, 2007, we entered into a commercial paper placement program to provide short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, we may sell up to $50.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by an unsecured $50.0 million revolving credit facility with a maturity date of June 7, 2008. As of September 30, 2007, we had $50.0 million outstanding under the agreement with a weighted-average interest rate of 5.59% and maturity dates ranging from 3 to 59 days.
     Cash provided by financing activities decreased $15.0 million in the first nine months of 2007 compared to the first nine months of 2006. The decrease results primarily from a decrease in borrowings on the revolving credit facility and other lines of credit, including those under the accounts receivable securitization and commercial paper programs, during the first nine months of 2007 when compared with the first nine months of 2006. We had available borrowing capacity of approximately $582.1 million under our lines of credit at September 30, 2007. In addition, dividends paid increased $5.5 million due to increases in the dividend rate in April 2006 and April 2007, and cash received from the issuance of common stock under our employee stock incentive plans decreased $5.1 million during the first nine months of 2007 compared to the first nine months of 2006.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended
	September 30
	2007		2006
Ratio of earnings to combined fixed charges and preference dividends	2.15	x	4.34	x
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
     Permit Litigation Matters. Surface mines at our Mingo Logan and Coal Mac subsidiaries’ mining complexes have been identified as having been granted Clean Water Act §404 permits by the U.S. Army Corps of Engineers, allegedly in violation of both the Clean Water Act and the National Environmental Policy Act. The lawsuit, brought by the Ohio Valley Environmental Coalition in the U.S. District Court for the Southern District of West Virginia, originally had been filed against the Corps for permits it had issued to coal operations owned by subsidiaries of Massey Energy Company, which we refer to as Massey, a company unrelated to us or our operating subsidiaries. The suit against Massey claimed that the Corps had issued permits that did not comply with the National Environmental Policy Act and violated the Clean Water Act. That suit was tried to completion, and, on March 23, 2007 the court entered an order rescinding the Massey permits, enjoining activities authorized by them and remanding them to the Corps on the basis that the Corps did not adequately address certain issues as to the impacts of the mining activity on the environment. On June 13, 2007, the court entered an order that the Corps did not have authority to permit the discharge of pollutants into stream segments between valley fills and the ponds immediately below them that control sediment runoff. Massey has appealed those decisions to the U.S. Court of Appeals for the Fourth Circuit. On June 19, 2007, the court also granted plaintiffs leave to amend their complaint to add the permits issued by the Corps to our operating subsidiaries. Our subsidiaries have intervened to protect their interests.
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
     The West Virginia Supreme Court ruled that these cases, along with thirty-four other flood damage cases not involving us, will be handled under the court’s mass litigation rules. As a result, the cases were transferred to the Circuit Court of Raleigh County, West Virginia, to be handled by a panel consisting of three circuit court judges. Trials, by watershed, have begun and are proceeding in phases. On May 2, 2006, the jury returned a verdict for the plaintiffs in the first phase of the first watershed trial, in which we were not involved. However, on March 15, 2007, the court set aside that verdict and granted judgment in favor of the defendants. The plaintiffs in that trial group have appealed that decision. We previously were named in cases involving the Coal River watershed, but the court dismissed those claims on January 18, 2007, for the plaintiffs’ failure to state a claim. This ruling has also been appealed. The plaintiffs dismissed us from the Tug Fork watershed cases on September 18, 2007. We also are named in the remaining Upper Guyandotte watershed trial group; however, a trial date has not yet been set for this group.
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
     Upon adoption of FIN 48, we increased our liability for unrecognized tax benefits by $1.0 million, including interest and penalties of $0.2 million, which was recorded as a reduction of the beginning balance of retained earnings. Our balance of unrecognized tax benefits was $3.2 million at September 30, 2007, $2.7 million of which would affect the effective tax rate if recognized. We will continue to recognize interest and penalties related to income tax matters in income tax expense.
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years 1998 through 2006 remain open to examination for U.S. federal income tax matters and 2002 through 2006 remain open to examination for various state income tax matters.
     Our treatment of the acquisition of the coal operations of Atlantic Richfield Company, which we refer to as ARCO, and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western Resources, LLC joint venture is currently under review by the Internal Revenue Service. We have recognized a deferred tax asset related to our investment in Arch Western under FIN 48, but the outcome of the review could result in adjustments to the basis of the partnership assets. Given the uncertainty of how such an adjustment would affect our deferred income tax position, we are not able to reasonably estimate the impact of any adjustment. However, it is possible that we could be required to decrease our deferred income tax assets associated with our investment in Arch Western in an amount up to $41.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements rather than through the use of derivative instruments. At September 30, 2007, we had approximately 2 million tons of 2007 expected production that was not yet priced. Additionally, we had unpriced volumes of between 45 million and 55 million tons in 2008 and between 100 million and 110 million tons in 2009.
     As of September 30, 2007, we had $326.4 million of variable-rate borrowings outstanding, compared to $192.3 million at December 31, 2006. A one percentage point increase in interest rates would result in an annualized increase to interest expense of $3.3 million on our variable-rate borrowings.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

]

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the second quarter of 2007.

			Total Number of	Approximate Dollar
			Share Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program(1)	Repurchase Program
Jul. 1 — Jul. 31, 2007	—		—
Aug. 1 — Aug. 31, 2007	—		—
Sep. 1 — Sep. 30, 2007	—		—	$350,740,320 (2)

Total	—		—

(1)	In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2007, we have purchased 1,562,400 shares of our common stock under this program.

(2)	Calculated using 12,437,600 shares of common stock that we may purchase under the share repurchase program and $38.61, the closing price of our common stock as reported on the New York Stock Exchange on November 5, 2007.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
2.1	Amendment No. 3 to the Purchase and Sale Agreement, dated as of August 29, 2007, by and between Arch Coal, Inc. and Magnum Coal Company.*
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).
3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.
32.1	Section 1350 Certification of Steven F. Leer.
32.2	Section 1350 Certification of Robert J. Messey.

*	The agreement attached as Exhibit 2.1 omits the schedule of bonds referenced in Section 2(b), a copy of which will be furnished to the Securities and Exchange Commission upon request.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ Robert J. Messey
Robert J. Messey
Senior Vice President and Chief Financial Officer

November 7, 2007