Form 10-Q
period 2008-03-31
ARCH COAL INC
filed 2008-05-09
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 1-13105
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0921172 (I.R.S. Employer Identification Number)

One CityPlace Drive, Suite 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 6, 2008, there were 144,131,909 shares of the registrant’s common stock outstanding.

 i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31
	2008	2007
	(unaudited)
REVENUES
Coal sales	$699,350	$571,349

COSTS, EXPENSES AND OTHER
Cost of coal sales	514,404	449,330
Depreciation, depletion and amortization	73,042	57,620
Selling, general and administrative expenses	25,680	18,987
Change in fair value of coal derivatives	(30,558)	(1,063)
Other operating (income) expense, net	332	(4,388)

	582,900	520,486

Income from operations	116,450	50,863

Interest expense, net:
Interest expense	(20,488)	(17,258)
Interest income	425	671

	(20,063)	(16,587)

Non-operating expense	—	(902)

Income before income taxes	96,387	33,374
Provision for income taxes	15,240	4,650

NET INCOME	$81,147	$28,724

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.57	$0.20
Diluted earnings per common share	$0.56	$0.20

Basic weighted average shares outstanding	143,497	142,176
Diluted weighted average shares outstanding	144,596	143,786

Dividends declared per common share	$0.07	$0.06
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,234	$5,080
Trade accounts receivable	242,186	229,965
Other receivables	16,495	19,724
Inventories	196,166	177,785
Prepaid royalties	24,113	22,055
Deferred income taxes	35,134	18,789
Coal derivative assets	45,393	7,743
Other	44,352	40,004

Total current assets	617,073	521,145

Property, plant and equipment, net	2,634,351	2,463,638

Other assets:
Prepaid royalties	113,265	105,106
Goodwill	40,032	40,032
Deferred income taxes	278,834	296,559
Equity investments	82,929	82,950
Other	83,855	85,169

Total other assets	598,915	609,816

Total assets	$3,850,339	$3,594,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,680	$150,026
Accrued expenses	178,156	188,875
Coal derivative liabilities	8,053	—
Current maturities of debt and short-term borrowings	390,387	217,614

Total current liabilities	745,276	556,515

Long-term debt	1,058,696	1,085,579
Asset retirement obligations	223,648	219,991
Accrued postretirement benefits other than pension	60,354	59,181
Accrued workers’ compensation	40,712	41,071
Other noncurrent liabilities	109,063	100,576

Total liabilities	2,237,749	2,062,913
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; issued and outstanding 85 shares at December 31, 2007, $50 liquidation preference	—	1
Common stock, $0.01 par value, authorized 260,000 shares, issued and outstanding 143,995 and 143,158 shares, respectively	1,444	1,436
Paid-in capital	1,364,462	1,358,695
Retained earnings	244,383	173,186
Accumulated other comprehensive income (loss)	2,301	(1,632)

Total stockholders’ equity	1,612,590	1,531,686

Total liabilities and stockholders’ equity	$3,850,339	$3,594,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2008	2007
	(unaudited)
OPERATING ACTIVITIES
Net income	$81,147	$28,724
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	73,042	57,620
Prepaid royalties expensed	8,863	4,025
Gain on dispositions of property, plant and equipment	(399)	(151)
Employee stock-based compensation	3,634	1,171
Changes in:
Receivables	(8,752)	29,701
Inventories	(18,381)	(10,174)
Coal derivative assets and liabilities	(29,597)	(1,063)
Accounts payable and accrued expenses	16,025	(57,363)
Deferred income taxes	(811)	4,249
Other	8,958	26,446

Cash provided by operating activities	133,729	83,185

INVESTING ACTIVITIES
Capital expenditures	(244,491)	(254,812)
Proceeds from dispositions of property, plant and equipment	422	405
Purchases of investments and advances to affiliates	(812)	(3,881)
Additions to prepaid royalties	(19,079)	(19,010)
Reimbursement of deposit on equipment	—	13,492

Cash used in investing activities	(263,960)	(263,806)

FINANCING ACTIVITIES
Net proceeds from commercial paper and net borrowings on lines of credit	150,646	199,400
Net payments on other debt	(4,414)	(4,031)
Dividends paid	(10,010)	(8,634)
Issuance of common stock under incentive plans	2,163	125

Cash provided by financing activities	138,385	186,860

Increase in cash and cash equivalents	8,154	6,239
Cash and cash equivalents, beginning of period	5,080	2,523

Cash and cash equivalents, end of period	$13,234	$8,762

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     Accounting Pronouncements Adopted
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 was adopted prospectively for the Company’s financial instruments. The FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which the Company will adopt effective January 1, 2009.
     On January 1, 2008, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) became effective. Statement No. 159 permits entities the choice to measure certain financial instruments and other items at fair value. The Company did not elect to measure any additional financial instruments or other items at fair value.
     On January 1, 2008, the Company adopted Staff Position FIN 39-1, Amendment of FASB Interpretation 39 (“FSP FIN 39-1”). FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. The Company did not elect to net amounts related to cash collateral with the fair value of derivatives with the same counterparty. The Company’s current liability for the obligation to return cash collateral was $2.8 million and $3.0 million at March 31, 2008 and December 31, 2007, respectively.
      Accounting Standards Issued and Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008.

Early adoption is not allowed. The Company does not expect adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“Statement No. 161”). Statement No. 161 requires additional disclosures about derivatives and hedging activities, including qualitative disclosures about objectives for using derivatives. It also requires tabular disclosures about gross fair value amounts of derivative instruments, gains and losses on derivative instruments by type of contract, and the locations of these amounts in the financial statements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing Statement No. 161 to determine the impact of the new disclosure requirements.
3. Fair Value Measurements
     Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•	Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts with quoted prices in over-the-counter markets or direct broker quotes.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity contracts valued using modeling techniques, such as Black-Scholes, that require the use of inputs that are not observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair value at March 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Available-for-sale investments	$1,651	$1,651	$—	$—
Derivatives	57,705	5,863	38,749	13,093

Total assets	$59,356	$7,514	$38,749	$13,093

Liabilities:
Derivatives	$8,053	$—	$8,053	$—
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

Three Months Ended
March 31, 2008
(In thousands)
Beginning balance	$3,256
Realized and unrealized gains recognized in earnings	5,443
Realized and unrealized gains recognized in other comprehensive income	4,210
Settlements, purchases and issuances	184

Ending balance	$13,093

     Unrealized gains during the three months ended March 31, 2008 related to level 3 financial instruments held on March 31, 2008 were $7.8 million.

4. Stock-Based Compensation
     During the three months ended March 31, 2008, the Company granted options to purchase 0.8 million shares of common stock with a weighted average exercise price of $52.69 and a weighted average grant-date fair value of $21.26 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.9%, a weighted average dividend yield of 0.5% and a weighted average volatility of 45.5%. The options vest ratably over three years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 0.1 million shares of restricted stock and restricted stock units during the three months ended March 31, 2008 at a weighted average grant-date fair value of $52.69 per share. The restricted stock and restricted stock units vest over a period ranging from approximately two to four years.
     During the three months ended March 31, 2008, stock price and EBITDA performance measurements were satisfied under the Company’s performance-contingent phantom stock awards, and the Company issued 0.2 million shares of common stock and paid cash of $3.5 million under the awards.
     The Company recognized stock-based compensation expense from all plans of $4.7 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
5. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Coal	$75,320	$61,656
Repair parts and supplies, net of allowance	120,846	116,129

	$196,166	$177,785

6. Income taxes
     During the three months ended March 31, 2008, the Company reduced the valuation allowance related to state net operating loss carryforwards by $4.7 million, resulting from a change in management’s assessment of the Company’s ability to utilize these net operating loss carryforwards. A tax law change in West Virginia is expected to enable the Company to utilize existing net operating loss carryforwards.
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
7. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$325	$269
Interest cost	275	256
Net amortization	(450)	(391)

Total occupational disease	150	134
Traumatic injury claims and assessments	3,198	3,720

Total workers’ compensation expense	$3,348	$3,854

8. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Service cost	$3,150	$2,908
Interest cost	3,675	2,979
Expected return on plan assets	(4,600)	(3,918)
Amortization of prior service cost	(50)	(50)
Amortization of other actuarial losses	625	1,722

	$2,800	$3,641

     The following table details the components of other postretirement benefit costs:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Service cost	$800	$621
Interest cost	975	755
Amortization of prior service credit	850	416
Amortization of other actuarial gains	(775)	(640)

	$1,850	$1,152

9. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table details the components of comprehensive income:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Net income	$81,147	$28,724
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	145	711
Available-for-sale securities, net of reclassifications into net income	1,056	3,393
Unrealized gains (losses) on derivatives, net of reclassifications into net income	2,732	(1,181)

Total comprehensive income	$85,080	$31,647

10. Preferred stock
     During the three months ended March 31, 2008, 84,376 shares of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (“Preferred Stock”) were converted to 404,735 shares of common stock. On February 1, 2008, the Company redeemed the remaining outstanding shares of Preferred Stock at the redemption price of $50.00 per share.

11. Earnings per Share
     The following table reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Basic weighted average shares outstanding	143,497	142,176
Effect of common stock equivalents under incentive plans	961	1,102
Effect of common stock equivalents arising from Preferred Stock	138	508

Diluted weighted average shares outstanding	144,596	143,786

12. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At March 31, 2008, the Company had $92.0 million of surety bonds related to properties sold to Magnum.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at March 31, 2008, the cost of purchasing 15.4 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $507.4 million, and the cost of purchasing 5.0 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $214.1 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $8.7 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no liabilities have been recorded in the financial statements as of March 31, 2008. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $58.7 million at March 31, 2008, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three months ended March 31, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes unrealized gains on derivatives, corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2008
Coal sales	$289,001	$162,053	$248,296	$—	$699,350
Income from operations	32,485	34,061	49,582	322	116,450
Total assets	1,751,366	1,965,108	825,042	(691,177)	3,850,339
Depreciation, depletion and amortization	29,320	21,458	21,804	460	73,042
Capital expenditures	38,177	60,318	22,582	123,414	244,491

Three months ended March 31, 2007
Coal sales	$244,259	$130,640	$196,450	$—	$571,349
Income from operations	30,385	25,837	15,106	(20,465)	50,863
Total assets	1,615,854	1,844,506	701,232	(663,852)	3,497,740
Depreciation, depletion and amortization	27,176	16,602	13,084	758	57,620
Capital expenditures	13,123	29,738	62,800	149,151	254,812
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Income from operations	$116,450	$50,863
Interest expense	(20,488)	(17,258)
Interest income	425	671
Other non-operating expense	—	(902)

Income before income taxes	$96,387	$33,374

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
     We are one of the largest coal producers in the United States. Since federal and state environmental regulations limit the amount of sulfur dioxide that power plants may emit, we believe demand for low sulfur coal exceeds demand for other types of coal. As a result, we focus on mining, processing and marketing coal with low sulfur content for sale to domestic power plants, steel mills and industrial facilities.
     The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States, as well as key export terminals. Our three reportable business segments are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin, the Western Bituminous region and the Central Appalachia region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.
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
     In the first quarter of 2008, we continued the efforts we had begun in prior periods aimed at positioning our operations for increasing global and domestic coal demand. We believe that growing domestic and international coal demand, along with persistent challenges in augmenting global coal production, infrastructure and transportation networks, has led to a shift in worldwide coal trade. Constrained global coal supply has allowed the United States to become a more significant exporter of metallurgical and steam coal. We believe that a strengthening international coal market is positively influencing domestic coal markets, and we expect that trend to continue. In fact, we anticipate that continued increases in global and domestic coal-based electricity generation, increases in net coal exports from the United States and production difficulties, particularly in the Central Appalachian region, will have a positive influence on future coal prices. As a result, we have not yet priced a portion of the coal we plan to produce over the next several years in order to take advantage of expected price increases. At March 31, 2008, our expected unpriced production approximated between 8 million to 13 million tons for the remainder of 2008, between 75 million to 85 million tons in 2009 and between 95 million to 105 million tons in 2010.
     The opening of the Mountain Laurel complex has enabled us to take advantage of increasing global metallurgical coal demand. Metallurgical coal shipments represented nearly 30% of our production sold out of the Central Appalachia region during the first quarter of 2008.
Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Summary. Our results during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 were affected primarily by stronger market conditions, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the three months ended March 31, 2008 and compares those results to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$699,350	$571,349	$128,001	22.4%
Tons sold	34,828	31,931	2,897	9.1%
Coal sales realization per ton sold	$20.08	$17.89	$2.19	12.2%
     Coal sales. Coal sales increased from the first quarter of 2007 to the first quarter of 2008 due to higher price realizations across all segments, an increase in sales volumes, primarily in the Powder River Basin, and a greater percentage of metallurgical coal sales in Central Appalachia. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 12.
     Expenses, costs and other. The following table summarizes expenses, costs, changes in fair value of derivatives and other operating income, net for the three months ended March 31, 2008 and compares those results to the comparable information for the three months ended March 31, 2007:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$514,404	$449,330	$(65,074)	(14.5)%
Depreciation, depletion and amortization	73,042	57,620	(15,422)	(26.8)
Selling, general and administrative expenses	25,680	18,987	(6,693)	(35.3)
Change in fair value of coal derivatives	(30,558)	(1,063)	29,495	2,774.7
Other operating (income) expense, net	332	(4,388)	(4,720)	(107.6)

	$582,900	$520,486	$(62,414)	(12.0)%

     Cost of coal sales. Our cost of coal sales increased from the first quarter of 2007 to the first quarter of 2008 primarily due to the increase in sales volumes, an increase in transportation costs, sales-sensitive costs and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 12.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first quarter of 2007 to the first quarter of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007, notably the Mountain Laurel longwall mine. We have provided additional information concerning our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 13.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first quarter of 2007 to the first quarter of 2008 is due primarily to an increase in the expense associated with stock-based compensation, as well as other employee compensation costs that are based on the achievement of certain performance metrics. These increases were partially offset by a decrease in the expense associated with our deferred compensation plans, which results from changes in the value of our common stock.
     Change in fair value of coal derivatives. The change in fair value of coal derivatives relates to coal derivatives recorded on the balance sheet that have not been designated as hedge instruments in a hedging relationship. The increase in the change in fair value of derivatives is primarily the result of the increase in market pricing during the first quarter of 2008.
     Other operating (income) expense, net. The decrease in net income from changes in other operating (income) expense, net in the first quarter of 2008 compared to the first quarter of 2007 is due primarily to $1.8 million of unrealized losses on investments in marketable equity securities reclassified in 2008 from other comprehensive income and a decrease in the value of our deferred compensation plan assets during 2008 of $1.9 million.
     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2008 and compares those amounts to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	25,764	23,178	2,586	11.2%
Coal sales realization per ton sold (1)	$11.15	$10.47	$0.68	6.5%
Operating margin per ton sold (2)	$1.22	$1.28	$(0.06)	(4.7)%

Western Bituminous
Tons sold	5,051	4,764	287	6.0%
Coal sales realization per ton sold (1)	$26.76	$24.77	$1.99	8.0%
Operating margin per ton sold (2)	$6.59	$5.21	$1.38	26.4%

Central Appalachia
Tons sold	4,013	3,989	24	0.6%
Coal sales realization per ton sold (1)	$58.07	$47.54	$10.53	22.1%
Operating margin per ton sold (2)	$12.16	$2.96	$9.20	310.8%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the period ended March 31, 2008, transportation costs per ton billed to customers were $0.06 for the Powder River Basin, $5.33 for the Western Bituminous region and $3.80 for Central Appalachia. Transportation costs per ton billed to customers for the period ended March 31, 2007 were $0.07 for the Powder River Basin, $2.65 for the Western Bituminous region and $1.70 for Central Appalachia.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first quarter of 2008 when compared to the first quarter of 2007 due primarily to an unplanned belt outage and weather-related shipment challenges that occurred in the first quarter of 2007. Increases in sales prices during the first quarter of 2008 when compared with the first quarter of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the first quarter of 2008 decreased from the first quarter of 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher sales-sensitive costs, higher diesel fuel prices and costs related to planned truck and shovel maintenance.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first quarter of 2008 when compared with the first quarter of 2007, driven largely by increased demand in the region. Higher sales prices during the first quarter of 2008 represent higher contract pricing resulting from the roll-off of lower-priced legacy contracts. The increase in sales prices was offset to some degree by a less favorable mix of customer shipments during the first quarter of 2008. Higher sales prices resulted in higher operating margins per ton for the first quarter of 2008 compared to the first quarter of 2007, partially offset by the impact of higher depreciation, depletion and amortization costs.
     Central Appalachia — Our sales volumes in Central Appalachia increased during the first quarter of 2008 when compared with the first quarter of 2007 primarily due to the commencement of production at our Mountain Laurel complex at the beginning of the fourth quarter of 2007. Sales from our Mountain Laurel complex during the first quarter of 2008 exceeded the sales volume from our former Mingo Logan-Ben Creek facility, which we sold at the end of the second quarter of 2007. Higher realized prices in the first quarter of 2008 reflect the increase in metallurgical coal volume as well as higher overall pricing on metallurgical and steam coal sales. Our metallurgical coal volumes sold in the first quarter of 2008 of 0.8 million tons were more than 50% higher than the approximately 0.5 million tons we sold in the first quarter of 2007. Operating margins per ton for the first quarter of 2008 increased from the first quarter of 2007 due to the increase in sales prices, net of the impact of higher sales-sensitive costs, and a decrease in cash costs per-ton. Mountain Laurel is a lower-cost operation than our average for the region, which resulted in the decrease in cash costs per ton in the first quarter of 2008. These margin improvements were partially offset by the effect of higher depreciation, depletion and amortization costs, primarily from the Mountain Laurel start-up.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2008 and compares that information to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Decrease in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(20,488)	$(17,258)	$(3,230)	(18.7)%
Interest income	425	671	(246)	(36.7)

	$(20,063)	$(16,587)	$(3,476)	(21.0)%

     The increase in interest expense during the first quarter of 2008 compared to the year-ago period resulted primarily from a decrease in interest capitalized during the period. We capitalized $2.1 million of interest during the three months ended March 31, 2008 and $5.2 million during the three months ended March 31, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” below.
     Other non-operating expense. Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the three months ended March 31, 2007 represents the amortization of the amounts that had previously been deferred.
     Income taxes. The following table summarizes our income tax expense for the three months ended March 31, 2008 and compares that information to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Increase
	2008	2007	$	%
	(Amounts in thousands)
Provision for income taxes	$15,240	$4,650	$10,590	227.7%
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. An increase in the effective rate from the first quarter of 2007 to the first quarter of 2008 is primarily the result of the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.7 million in the first quarter of 2008 due to a tax law change in West Virginia that is expected to enable us to utilize existing net operating loss carryforwards.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities or other financing arrangements, sales of assets, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facilities, accounts receivable securitization or commercial paper programs. We believe that cash generated from operations, borrowings under our credit facilities or other financing arrangements and sales of assets will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

     The following is a summary of cash provided by or used in each of the indicated types of activities during the respective periods:

	Three Months Ended March 31
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$133,729	$83,185
Investing activities	(263,960)	(263,806)
Financing activities	138,385	186,860
     Cash provided by operating activities increased $50.5 million in the first three months of 2008 compared to the first three months of 2007 primarily as a result of an increase in net income, which was partially offset by an increased investment in working capital.
     Cash used in investing activities for the first three months of 2008 was $264.0 million, which was comparable to cash used in investing activities for the first three months of 2007. Capital expenditures decreased $10.3 million during the first quarter of 2008 compared to the first quarter of 2007. During the first three months of 2007 and 2008, we made the third and fourth of five annual payments of $122.2 million on the Little Thunder federal coal lease. Additionally, in the first three months of 2008, we spent approximately $25.0 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and approximately $95.0 million on maintenance capital, which includes $55.0 million for the transition to a new reserve area at our West Elk mining complex in Colorado. In the first quarter of 2007, we acquired property and reserves of approximately $52.0 million, spent approximately $30.0 million on the development of the Mountain Laurel complex in Central Appalachia, and made payments of approximately $17.0 million for a new longwall at our Sufco mine in Utah. Also during the first three months of 2007, we recovered $13.5 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment.
     Cash provided by financing activities decreased $48.5 million during the first three months of 2008 compared to the first three months of 2007. The decrease results primarily from a decrease in borrowings under our credit facilities during the first three months of 2008 when compared with the first three months of 2007. We had available borrowing capacity of approximately $489.0 million under our lines of credit at March 31, 2008. In April 2008, we increased our commercial paper program to $100.0 million. In addition, dividends paid increased $1.4 million due to an increase in the dividend rate in April 2007.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31
	2008	2007
Ratio of earnings to combined fixed charges and preference dividends	5.14x	2.24x

(1)	Earnings consist of income from continuing operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense.
     Newly Adopted Accounting Pronouncements
     On January 1, 2008, we adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, which we refer to as Statement No. 157. Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 was adopted prospectively for our financial instruments. The effective date of Statement No. 157 was deferred for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which we will adopt effective January 1, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio primarily through the use of long-term coal supply agreements. At March 31, 2008, our expected unpriced production approximated between 8 million to 13 million tons for the remainder of 2008, between 75 million to 85 million tons in 2009 and between 95 million to 105 million tons in 2010.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 for more information about some of the proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
     We may incur losses as a result of certain marketing, trading and asset optimization strategies.
     We seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of marketing, trading and other asset optimization strategies. We maintain a system of complementary processes and controls designed to monitor and control our exposure to market and other risks as a consequence of these strategies. These processes and controls seek to balance our ability to profit from certain marketing, trading and asset optimization strategies with our exposure to potential losses. While we employ a variety of risk monitoring and mitigation techniques, those techniques and accompanying judgments cannot anticipate every potential outcome or the timing of such outcomes. In addition, the processes and controls that we use to manage our exposure to market and other risks resulting from these strategies involve assumptions about the degrees of correlation or lack thereof among prices of various assets or other market indicators. These correlations may change significantly in times of market turbulence or other unforeseen circumstances. As a result, we may experience volatility in our earnings as a result of our marketing, trading and asset optimization strategies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2008, we have purchased 1,562,400 shares of our common stock under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2008. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 6, 2008, the approximate dollar value of our common stock that may yet be purchased under this program was $793.4 million.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on April 24, 2008 in the lower level auditorium at our headquarters at One CityPlace Drive, St. Louis, Missouri to elect James R. Boyd, John W. Eaves, Douglas H. Hunt and A. Michael Perry as directors for a three-year term ending at the annual meeting of our stockholders in 2011 and to ratify the appointment of Ernst & Young LLP as our independent public accounting firm.

     The results of the votes were as follows:

	For	Withheld
James R. Boyd	126,490,651	381,634
John W. Eaves	126,592,679	279,607
Douglas H. Hunt	126,497,391	374,894
A. Michael Perry	126,584,571	287,714

	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of independent public accountants	126,503,030	270,273	90,431	8,554
Item 5. Other Information.
     On April 24, 2008, we announced that our board of directors approved an increase in our quarterly cash dividend from $0.07 per common share to $0.09 per common share.

Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
2.1	Agreement, dated as of March 27, 2008, by and between Arch Coal, Inc. and Magnum Coal Company.

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1*	Form of 2008 Restricted Unit Contract for Messrs. Leer and Eaves (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on February 27, 2008).

10.2*	Form of 2008 Non-Qualified Stock Option Agreement for Messrs. Leer and Eaves (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on February 27, 2008).

10.3*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on February 27, 2008).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

*	Denotes management contract or compensatory plan arrangements.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer

May 9, 2008