Form 10-Q
period 2008-06-30
ARCH COAL INC
filed 2008-08-08
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 5, 2008, there were 144,369,879 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(unaudited)
REVENUES
Coal sales	$785,117	$598,745	$1,484,467	$1,170,094

COSTS, EXPENSES AND OTHER
Cost of coal sales	568,483	482,424	1,082,887	931,754
Depreciation, depletion and amortization	71,953	57,990	144,995	115,610
Selling, general and administrative expenses	33,022	22,030	58,702	41,017
Change in fair value of coal derivatives and coal trading activities, net	(53,160)	287	(83,718)	(776)
Other operating income, net	(4,131)	(17,836)	(3,799)	(22,224)

	616,167	544,895	1,199,067	1,065,381

Income from operations	168,950	53,850	285,400	104,713

Interest expense, net:
Interest expense	(18,721)	(18,733)	(39,209)	(35,991)
Interest income	468	453	893	1,124

	(18,253)	(18,280)	(38,316)	(34,867)

Non-operating expense	—	(418)	—	(1,320)

Income before income taxes	150,697	35,152	247,084	68,526
Provision for (benefit from) income taxes	37,700	(2,400)	52,940	2,250

NET INCOME	$112,997	$37,552	$194,144	$66,276

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.78	$0.26	$1.35	$0.47

Diluted earnings per common share	$0.78	$0.26	$1.34	$0.46

Basic weighted average shares outstanding	144,120	142,369	143,809	142,273

Diluted weighted average shares outstanding	145,049	143,819	144,823	143,803

Dividends declared per common share	$0.09	$0.07	$0.16	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$5,080
Trade accounts receivable	255,003	229,965
Other receivables	17,946	19,724
Inventories	177,285	177,785
Prepaid royalties	50,311	22,055
Deferred income taxes	71,972	18,789
Coal derivative assets	140,977	7,743
Other	59,847	40,004

Total current assets	774,502	521,145

Property, plant and equipment, net	2,650,529	2,463,638

Other assets:
Prepaid royalties	79,384	105,106
Goodwill	40,032	40,032
Deferred income taxes	225,936	296,559
Equity investments	86,530	82,950
Other	91,761	85,169

Total other assets	523,643	609,816

Total assets	$3,948,674	$3,594,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,005	$150,026
Accrued expenses	217,284	188,875
Coal derivative liabilities	52,410	—
Current maturities of debt and short-term borrowings	376,248	217,614

Total current liabilities	819,947	556,515

Long-term debt	958,383	1,085,579
Asset retirement obligations	227,609	219,991
Accrued postretirement benefits other than pension	61,204	59,181
Accrued workers’ compensation	40,561	41,071
Other noncurrent liabilities	113,096	100,576

Total liabilities	2,220,800	2,062,913

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000 shares; issued and outstanding 85 shares at December 31, 2007, $50 liquidation preference	—	1
Common stock, $0.01 par value, authorized 260,000 shares, issued and outstanding 144,338 and 143,158 shares, respectively	1,447	1,436
Paid-in capital	1,371,856	1,358,695
Retained earnings	344,401	173,186
Accumulated other comprehensive income (loss)	10,170	(1,632)

Total stockholders’ equity	1,727,874	1,531,686

Total liabilities and stockholders’ equity	$3,948,674	$3,594,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2008	2007
	(unaudited)
OPERATING ACTIVITIES
Net income	$194,144	$66,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	144,995	115,610
Prepaid royalties expensed	16,544	7,382
Gain on dispositions of property, plant and equipment	(179)	(16,772)
Employee stock-based compensation	6,921	2,675
Changes in:
Receivables	(21,572)	27,762
Inventories	500	(22,726)
Coal derivative assets and liabilities	(88,769)	(712)
Accounts payable and accrued expenses	52,239	(39,219)
Deferred income taxes	10,926	1,517
Other	19,766	27,476

Cash provided by operating activities	335,515	169,269

INVESTING ACTIVITIES
Capital expenditures	(336,080)	(330,344)
Proceeds from dispositions of property, plant and equipment	1,070	69,841
Purchases of investments and advances to affiliates	(2,994)	(4,802)
Additions to prepaid royalties	(19,079)	(19,023)
Reimbursement of deposits on equipment	2,455	18,325

Cash used in investing activities	(354,628)	(266,003)

FINANCING ACTIVITIES
Net proceeds from commercial paper and net borrowings on lines of credit	41,016	121,036
Net payments on other debt	(8,895)	(8,125)
Debt financing costs	(219)	—
Dividends paid	(22,996)	(18,680)
Issuance of common stock under incentive plans	6,288	1,673

Cash provided by financing activities	15,194	95,904

Decrease in cash and cash equivalents	(3,919)	(830)
Cash and cash equivalents, beginning of period	5,080	2,523

Cash and cash equivalents, end of period	$1,161	$1,693

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     On January 1, 2008, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) became effective. Statement No. 159 permits entities the choice to measure certain financial instruments and other items at fair value. The Company did not elect to measure any additional financial instruments or other items at fair value.
     On January 1, 2008, the Company adopted Staff Position FIN 39-1, Amendment of FASB Interpretation 39 (“FSP FIN 39-1”).  FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. The Company did not elect to net amounts related to cash collateral with the fair value of derivatives with the same counterparty.  The Company’s current liability for the obligation to return cash collateral was $16.0 million and $3.0 million at June 30, 2008 and December 31, 2007, respectively.
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
     In June 2008, the FASB issued Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) to clarify that instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective retrospectively for the Company for financial statements issued for interim periods of fiscal years beginning after December 15, 2008, and earlier application is not permitted. The Company is assessing FSP EITF 03-6-1 to determine its impact on earnings per share.
3. Fair Value Measurements
     Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•	Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with quoted prices in over-the-counter markets or direct broker quotes.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs that are not observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair value at June 30, 2008
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Available-for-sale investments	$1,837	$1,837	$—	$—
Derivatives	168,885	19,955	124,613	24,317

Total assets	$170,722	$21,792	$124,613	$24,317

Liabilities:
Derivatives	$52,410	$—	$52,410	$—

     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(In thousands)
Beginning balance	$13,093	$3,256
Realized and unrealized gains recognized in earnings	16,551	21,951
Realized and unrealized gains recognized in other comprehensive income	1,438	5,691
Settlements, purchases and issuances	(6,765)	(6,581)

Ending balance	$24,317	$24,317

     Net unrealized gains during the three and six months ended June 30, 2008 related to level 3 financial instruments held on June 30, 2008 were $12.8 million and $17.4 million, respectively.
4. Coal Trading
     The Company holds physical forward contracts and options and financial swaps for trading purposes. The Company’s assets and liabilities related to its coal trading portfolio at fair value are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Assets	$130,755	$8,532
Liabilities	52,410	—

	$78,345	$8,532

     The change in the fair value of the Company’s coal trading portfolio during the six months ended June 30, 2008 was the result of increases in coal pricing during the first half of 2008. The timing of the estimated future settlements of the trading portfolio is 32% in 2008, 46% in 2009 and 22% in 2010.
5. Property Transactions
     On June 29, 2007, the Company sold select assets and related liabilities associated with its Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. For the six months ended June 30, 2007, the Company’s Mingo Logan-Ben Creek operations contributed coal sales of 1.1 million tons, revenues of $72.2 million and income from operations of $7.7 million, respectively. The Company recognized a net gain of $8.1 million in the second quarter of 2007 resulting from the transaction. That amount has been reflected in other operating income, net in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007. This gain was net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from the Company’s operations and approximately $5.0 million of employee-related payments, which were paid in 2007.
     During the second quarter of 2007, the Company also sold non-strategic reserves in the Powder River Basin and Central Appalachia and recognized gains on the sales of $6.0 million and $2.4 million, respectively, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
6. Stock-Based Compensation
     During the six months ended June 30, 2008, the Company granted options to purchase 0.8 million shares of common stock with a weighted average exercise price of $53.08 and a weighted average grant-date fair value of $21.33 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.86%, a weighted average dividend yield of 0.54% and a weighted average volatility of 45.54%. The options vest ratably over three years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 74,250 shares of restricted stock and restricted stock units during the six months ended June 30, 2008 at a weighted average grant-date fair value of $53.30 per share. The restricted stock and restricted stock units vest over a period ranging from approximately two to four years.

     During the six months ended June 30, 2008, stock price and EBITDA performance measurements were satisfied under the Company’s performance-contingent phantom stock awards, and the Company issued 0.2 million shares of common stock and paid cash of $3.5 million under the awards.
     The Company recognized stock-based compensation expense from all plans of $3.3 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and $8.0 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
7. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Coal	$50,524	$61,656
Repair parts and supplies, net of allowance	126,761	116,129

	$177,285	$177,785

8. Income taxes
     During the first quarter of 2008, the Company reduced the valuation allowance related to state net operating loss carryforwards by $4.7 million, resulting from a change in management’s assessment of the Company’s ability to utilize these net operating loss carryforwards due to a tax law change in West Virginia. The Company also reduced its valuation allowance related to state net operating loss carryforwards by $4.0 million during the second quarter of 2007 related to this tax law change.
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
9. Debt

	June 30,	December 31,
	2008	2007
	(In thousands)
Commercial paper	$98,575	$74,959
Indebtedness to banks under credit facilities	268,216	250,816
6.75% senior notes ($950.0 million face value) due July 1, 2013	956,831	957,514
Promissory note due 2009	6,708	8,450
Other	4,301	11,454

	1,334,631	1,303,193
Less current maturities	376,248	217,614

Long-term debt	$958,383	$1,085,579

     On April 11, 2008, the Company amended its commercial paper placement program and the related revolving credit facility to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million.
     On May 22, 2008, the Company entered into an amendment to its accounts receivable securitization program increasing the program from $150.0 million to $175.0 million and extending the expiration date from February 3, 2011 to May 22, 2013.

10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Self-insured occupational disease benefits:
Service cost	$325	$386	$650	$655
Interest cost	275	243	550	499
Net amortization	(450)	(453)	(900)	(844)

Total occupational disease	150	176	300	310
Traumatic injury claims and assessments	2,062	1,828	5,260	5,548

Total workers’ compensation expense	$2,212	$2,004	$5,560	$5,858

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Service cost	$3,150	$2,907	$6,300	$5,815
Interest cost	3,675	2,980	7,350	5,959
Expected return on plan assets	(4,600)	(3,917)	(9,200)	(7,835)
Amortization of prior service cost	(50)	(50)	(100)	(100)
Amortization of other actuarial losses	625	1,722	1,250	3,444

	$2,800	$3,642	$5,600	$7,283

     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Service cost	$668	$777	$1,468	$1,398
Interest cost	883	770	1,858	1,525
Amortization of prior service credit	879	415	1,729	831
Amortization of other actuarial gains	(1,047)	(866)	(1,822)	(1,506)

	$1,383	$1,096	$3,233	$2,248

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.

     The following table details the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Net income	$112,997	$37,552	$194,144	$66,276
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	(45)	456	100	1,167
Available-for-sale securities, net of reclassifications into net income	119	441	1,175	(740)
Unrealized gains on derivatives, net of reclassifications into net income	7,795	2,315	10,527	5,708

Total comprehensive income	$120,866	$40,764	$205,946	$72,411

13. Preferred stock
     In January, 2008, 84,376 shares of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (“Preferred Stock”) were converted to 404,735 shares of common stock. On February 1, 2008, the Company redeemed the remaining 505 shares of Preferred Stock at the redemption price of $50.00 per share.
14. Earnings per Share
     The following table reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Basic weighted average shares outstanding	144,120	142,369	143,809	142,273
Effect of common stock equivalents under incentive plans	929	1,042	945	1,072
Effect of common stock equivalents arising from Preferred Stock	—	408	69	458

Diluted weighted average shares outstanding	145,049	143,819	144,823	143,803

15. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. At June 30, 2008, the Company had $92.5 million of surety bonds related to properties sold to Magnum. Patriot Coal Corporation acquired Magnum in July 2008, and, as a result, Magnum is required to post letters of credit in our favor for the full amount of the reclamation obligation on or before February 2010.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at June 30, 2008, the cost of purchasing 14.8 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $1.3 billion, and the cost of purchasing 4.4 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $429.0 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $7.8 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no liabilities have been recorded in the financial statements as of June 30, 2008. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $56.5 million at June 30, 2008, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
16. Contingencies
     The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
17. Segment Information
     The Company has three reportable business segments, which are based on the major low-sulfur coal basins in which the Company operates. Each of these reportable business segments includes a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mine complex. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; the Western Bituminous (WBIT) segment, with operations in Utah, Colorado and southern Wyoming; and the Central Appalachia (CAPP) segment, with operations in southern West Virginia, eastern Kentucky and Virginia.

     Operating segment results for the three and six months ended June 30, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2008
Coal sales	$284,347	$194,576	$306,194	$—	$785,117
Income from operations	24,720	44,127	79,503	20,600	168,950
Total assets	1,763,537	2,032,949	904,545	(752,357)	3,948,674
Depreciation, depletion and amortization	28,501	19,843	23,148	461	71,953
Capital expenditures	38,385	34,498	17,987	719	91,589

Three months ended June 30, 2007
Coal sales	$262,696	$136,499	$199,550	$—	$598,745
Income (loss) from operations	29,106	19,743	18,209	(13,208)	53,850
Total assets	1,637,555	1,887,258	743,956	(794,820)	3,473,949
Depreciation, depletion and amortization	29,054	15,240	13,045	651	57,990
Capital expenditures	963	30,872	42,378	1,319	75,532

Six months ended June 30, 2008
Coal sales	$573,348	$356,629	$554,490	$—	$1,484,467
Income from operations	57,205	78,188	129,085	20,922	285,400
Depreciation, depletion and amortization	57,821	41,301	44,952	921	144,995
Capital expenditures	76,562	94,818	40,569	124,131	336,080

Six months ended June 30, 2007
Coal sales	$506,955	$267,139	$396,000	$—	$1,170,094
Income (loss) from operations	59,491	45,580	33,315	(33,673)	104,713
Depreciation, depletion and amortization	56,230	31,842	26,129	1,409	115,610
Capital expenditures	14,086	60,610	124,678	130,970	330,344
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Income from operations	$168,950	$53,850	$285,400	$104,713
Interest expense	(18,721)	(18,733)	(39,209)	(35,991)
Interest income	468	453	893	1,124
Other non-operating expense	—	(418)	—	(1,320)

Income before income taxes	$150,697	$35,152	$247,084	$68,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in the Quarterly Reports on Form 10-Q that we file during the interim periods.
Overview
     We are one of the largest coal producers in the United States, focused on mining, processing and marketing coal with low sulfur content for sale to power plants, steel mills and industrial facilities located primarily in the United States.
     The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States and provide access to key export terminals. Our three reportable business segments are based on the low-sulfur U.S. coal producing regions in which we operate – the Powder River Basin, the Western Bituminous region and the Central Appalachia region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal is generally lower in heat value, exists in greater abundance, and is easier to mine and thus has a lower cost of production. Because Powder River Basin coal is generally lower in heat value, some power plants must blend it with higher Btu coal or retrofit existing coal plants to accommodate Powder River Basin coal. The Western Bituminous region includes western Colorado, eastern Utah and southwestern Wyoming. Coal we mine from underground mines in this region typically has a low sulfur content and varies in heat value. Central Appalachia includes eastern Kentucky, Virginia and southern West Virginia. Coal we mine from both surface and underground mines in this region generally has a high heat value and low sulfur content. In addition, we sell a portion of the coal we produce in the Central Appalachia region as metallurgical coal. We are typically able to sell metallurgical coal to customers in the steel industry at prices that exceed the price at which we are able to sell steam coal to power plants and industrial facilities because metallurgical coal has high heat content, low expansion pressure, low sulfur content and various other chemical attributes.
     In the second quarter of 2008, our earnings benefited substantially from higher coal prices, increased volumes of metallurgical coal sales and significant gains from our coal trading activities. We believe that growing domestic and international coal demand, along with persistent challenges in augmenting global coal production, infrastructure and transportation networks, has led to a shift in worldwide coal trade. Constrained global coal supply has allowed the United States to become a more significant exporter of metallurgical and steam coal. A strengthening international coal market has positively influenced domestic coal markets during the first half of 2008, and we expect that trend to continue. United States domestic coal prices increased significantly during the first half of 2008 due to increases in global and domestic coal-based electricity generation and steel production, increases in net coal exports from the United States and production difficulties, particularly in the Central Appalachian region. We believe these industry fundamentals will continue and will favorably influence future coal prices in all regions, including in the Powder River Basin.

     We have not yet priced a portion of the coal we plan to produce over the next several years in order to take advantage of expected future price increases. At June 30, 2008, our expected unpriced production approximated between 4 million and 8 million tons for the remainder of 2008, between 65 million and 75 million tons in 2009 and between 85 million and 95 million tons in 2010.
     Our coal trading activities allow us to complement our underlying physical coal assets. We utilize our experience in physical market transactions and our market intelligence to manage a portfolio of physical and financial contracts to enable us to take advantage of coal market movements. The fair value of our trading portfolio has increased significantly during the first half of 2008 due to the favorable market conditions discussed previously.
Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Summary. Our results during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 were influenced primarily by stronger market conditions and the impact of our coal trading activities, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the three months ended June 30, 2008 and compares those results to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$785,117	$598,745	$186,372	31.1%
Tons sold	34,820	34,095	725	2.1%
Coal sales realization per ton sold	$22.55	$17.56	$4.99	28.4%
     Coal sales. Coal sales increased during the second quarter of 2008 from the second quarter of 2007 primarily due to higher price realizations across all segments and a greater percentage of metallurgical coal sales in Central Appalachia. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 14.
     Expenses, costs and other. The following table summarizes expenses, costs, changes in fair value of derivatives and coal trading activities, net and other operating income, net for the three months ended June 30, 2008 and compares those results to the comparable information for the three months ended June 30, 2007:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2008	2007	$	%
		(Amounts in thousands)
Cost of coal sales	$568,483	$482,424	$(86,059)	(17.8)%
Depreciation, depletion and amortization	71,953	57,990	(13,963)	(24.1)
Selling, general and administrative expenses	33,022	22,030	(10,992)	(49.9)
Change in fair value of coal derivatives and coal trading activities, net	(53,160)	287	53,447	—
Other operating income, net	(4,131)	(17,836)	(13,705)	(76.8)

	$616,167	$544,895	$(71,272)	(13.1)%

     Cost of coal sales. Our cost of coal sales increased in the second quarter of 2008 from the second quarter of 2007 primarily due to higher per-ton costs and the increase in sales volumes. The higher costs include an increase in transportation costs due to increased barge and export sales, higher sales-sensitive costs resulting from the increase in price realizations and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 14.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the second quarter of 2007 to the second quarter of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 14 and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 18.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the second quarter of 2007 to the second quarter of 2008 is due primarily to an increase of $7.1 million in expense associated with our deferred compensation plan, which results from changes in the value of our common stock, and an increase in employee incentive compensation costs of $1.8 million.
     Change in fair value of coal derivatives and coal trading activities, net. Gains for the second quarter of 2008 relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to capture the benefit of the movements in the coal markets during the second quarter of 2008.
     Other operating income, net. The decrease in income from changes in other operating income, net in the second quarter of 2008 compared to the second quarter of 2007 is due primarily to the $8.1 million gain in 2007 on the sale of the Mingo Logan – Ben Creek operations, a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin, and a $2.4 million gain on the sale of non-core reserves in Central Appalachia, partially offset by a $2.0 million litigation settlement in 2007.
     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2008 and compares those amounts to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Increase (Decrease)
	2008	2007	$	%
		(Tons in thousands)
Powder River Basin
Tons sold	24,810	24,931	(121)	(0.5)%
Coal sales realization per ton sold (1)	$11.38	$10.51	$0.87	8.3%
Operating margin per ton sold (2)	$0.94	$1.11	$(0.17)	(15.3)%

Western Bituminous
Tons sold	5,722	4,956	766	15.5%
Coal sales realization per ton sold (1)	$29.91	$24.13	$5.78	24.0%
Operating margin per ton sold (2)	$7.54	$3.78	$3.76	99.5%

Central Appalachia
Tons sold	4,288	4,208	80	1.9%
Coal sales realization per ton sold (1)	$67.18	$46.60	$20.58	44.2%
Operating margin per ton sold (2)	$18.30	$2.85	$15.45	542.1%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.09 for the Western Bituminous region and $4.23 for Central Appalachia. Transportation costs per ton for the three months ended June 30, 2007 were $.02 for the Powder River Basin, $3.41 for the Western Bituminous region and $0.82 for Central Appalachia.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was flat in the second quarter of 2008 when compared to the second quarter of 2007. In 2007, our production levels reflected planned reductions due to market conditions. In the second quarter of 2008, we encountered weather-related production and shipment challenges that affected our sales volumes. Increases in sales prices during the second quarter of 2008 when compared with the second quarter of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the second quarter of 2008 decreased from the second quarter of 2007 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices and higher sales-sensitive costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the second quarter of 2008 when compared with the second quarter of 2007, driven largely by increased demand in the region. Higher sales prices during the second quarter of 2008 represent higher contract pricing from the roll-off of lower-priced legacy contracts, a more favorable customer mix and the effect of market-based spot sales during the quarter. Higher sales prices resulted in higher operating margins per ton for the second quarter of 2008 compared to the second quarter of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Central Appalachia — Our sales volumes in Central Appalachia increased slightly during the second quarter of 2008 when compared with the second quarter of 2007 primarily due to the commencement of production at our Mountain Laurel complex at the beginning of the fourth quarter of 2007, partially offset by a decrease in tons from brokerage activity. Sales from our Mountain Laurel complex during the second quarter of 2008 exceeded the sales volume from our former Mingo Logan-Ben Creek facility, which we sold at the end of the second quarter of 2007. Higher realized prices in the second quarter of 2008 reflect the increase in metallurgical coal volume and the higher overall pricing on metallurgical and steam coal sales. Our metallurgical coal volumes sold in the second quarter of 2008 were 1.3 million tons compared to 0.4 million tons in the second quarter of 2007. Operating margins per ton for the second quarter of 2008 increased from the second quarter of 2007 due to the increase in sales prices, net of the impact of higher sales-sensitive costs, and a decrease in other cash costs per-ton. Our costs of production at Mountain Laurel are lower than our average cost per ton for the region, which resulted in lower cash costs per ton, exclusive of sales-sensitive costs, in the second quarter of 2008 compared to the second quarter of 2007. These margin improvements were partially offset by the effect of higher depreciation, depletion and amortization costs, primarily from the Mountain Laurel start-up.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2008 and compares that information to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Increase in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(18,721)	$(18,733)	$12	0.1%
Interest income	468	453	15	3.3%

	$(18,253)	$(18,280)	$27	0.1%

     Net interest expense was relatively flat during the second quarter of 2008 compared to the second quarter of 2007. Lower interest expense, resulting from a reduction in our average borrowing rate in the second quarter of 2008 compared to the second quarter of 2007, was mostly offset by a decrease in interest capitalized during 2008. We capitalized $3.0 million of interest during the three months ended June 30, 2008 and $5.4 million during the three months ended June 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” beginning on page 18.
     Other non-operating expense. Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the three months ended June 30, 2007 represents the amortization of the amounts that had previously been deferred.
     Income taxes. The following table summarizes our income tax expense for the three months ended June 30, 2008 and compares that information to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Decrease in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Provision for (benefit from) income taxes	$37,700	$(2,400)	$(40,100)	—
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. An increase in the effective rate from the second quarter of 2007 to the second quarter of 2008 is primarily the result of the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.0 million in the second quarter of 2007 related to a tax law change in West Virginia.
Results of Operations
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Summary. Our results during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 were influenced primarily by stronger market conditions and the impact of our coal trading activities, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.

     Revenues. The following table summarizes information about coal sales during the six months ended June 30, 2008 and compares those results to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,484,467	$1,170,094	$314,373	26.9%
Tons sold	69,648	66,026	3,622	5.5%
Coal sales realization per ton sold	$21.31	$17.72	$3.59	20.3%
     Coal sales. Coal sales increased from the first half of 2007 to the first half of 2008 due to higher price realizations across all segments, a greater percentage of metallurgical coal sales in Central Appalachia and higher sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 17.
     Expenses, costs and other. The following table summarizes expenses, costs, changes in fair value of derivatives and coal trading activities, net, and other operating income, net for the six months ended June 30, 2008 and compares those results to the comparable information for the six months ended June 30, 2007:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$1,082,887	$931,754	$(151,133)	(16.2)%
Depreciation, depletion and amortization	144,995	115,610	(29,385)	(25.4)
Selling, general and administrative expenses	58,702	41,017	(17,685)	(43.1)
Change in fair value of coal derivatives and coal trading activities, net	(83,718)	(776)	82,942	—
Other operating income, net	(3,799)	(22,224)	(18,425)	(82.9)

	$1,199,067	$1,065,381	$(133,686)	(12.5)%

     Cost of coal sales. Our cost of coal sales increased from the first half of 2007 to the first half of 2008 primarily due to the increase in sales volumes, an increase in transportation costs due to increased barge and export sales, higher sales-sensitive costs and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 17.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first half of 2007 to the first half of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 17 and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 18.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first half of 2007 to the first half of 2008 is due primarily to an increase of $5.3 million in expense associated with our deferred compensation plan, which results from changes in the value of our common stock, and an increase in employee incentive compensation costs of $8.1 million.
     Change in fair value of coal derivatives and coal trading activities, net. Gains for first half of 2008 relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to capture the benefit of the movements in the coal markets during the first half of 2008.
     Other operating income, net. The decrease in net income from changes in other operating income, net in the first half of 2008 compared to the first half of 2007 is due primarily to the gains on asset sales in 2007 discussed in the results of quarter ended June 30, 2008 and $2.4 million related to gains in 2007 on investment assets related to our deferred compensation plan. This decrease in other operating income, net was offset by a $2.0 million litigation settlement in 2007.

     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2008 and compares those amounts to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Increase (Decrease)
	2008	2007	$		%
		(Tons in thousands)
Powder River Basin
Tons sold	50,574	48,109		2,465	5.1%
Coal sales realization per ton sold (3)	$11.27	$10.49		$0.78	7.4%
Operating margin per ton sold (4)	$1.09	$1.19	$	(0.10)	(8.4)%

Western Bituminous
Tons sold	10,773	9,720		1,053	10.8%
Coal sales realization per ton sold (3)	$28.43	$24.44		$3.99	16.3%
Operating margin per ton sold (4)	$7.09	$4.49		$2.60	57.9%

Central Appalachia
Tons sold	8,301	8,197		104	1.3%
Coal sales realization per ton sold (3)	$62.78	$47.06		$15.72	33.4%
Operating margin per ton sold (4)	$15.34	$2.90		$12.44	429.0%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the period ended June 30, 2008, transportation costs per ton were $0.04 for the Powder River Basin, $4.67 for the Western Bituminous region and $4.02 for Central Appalachia. Transportation costs per ton for the period ended June 30, 2007 were $0.05 for the Powder River Basin, $3.04 for the Western Bituminous region and $1.25 for Central Appalachia.

(4)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first half of 2008 when compared to the first half of 2007 due primarily to planned production cutbacks in the first half of 2007 in response to weak market conditions. Increases in sales prices during the first half of 2008 when compared with the first half of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the first half of 2008 decreased from the first half of 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher sales-sensitive costs and costs in 2008 related to planned maintenance.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first half of 2008 when compared with the first half of 2007, driven largely by increased demand in the region. Higher sales prices during the first half of 2008 when compared with the first half of 2007 resulted from higher contract pricing from the roll off of lower-priced legacy contracts and the effect of market-based spot sales during the first half of 2008. Higher sales prices resulted in higher per-ton operating margins for the first half of 2008 compared to the first half of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Central Appalachia — Our sales volumes in Central Appalachia increased during the first half of 2008 when compared with the first half of 2007 primarily due to the commencement of production at our Mountain Laurel complex at the beginning of the fourth quarter of 2007. Sales from our Mountain Laurel complex during the first half of 2008 exceeded the sales volume from our former Mingo Logan-Ben Creek facility, which we sold at the end of the second quarter of 2007. Higher realized prices in the first half of 2008 reflect the increase in metallurgical coal volume and higher overall pricing on metallurgical and steam coal sales. Our metallurgical coal volumes sold in the first half of 2008 were 2.2 million tons compared to 0.9 million tons in the first half of 2007. Operating margins per ton for the first half of 2008 increased from the first half of 2007 due to the increase in sales prices, net of the impact of higher sales-sensitive costs, and a decrease in cash costs per-ton. Our costs of production at Mountain Laurel are lower than our average for the region, which resulted in lower cash costs per ton, exclusive of sales-sensitive costs, in the first half of 2008 compared to the first half of 2007. These margin improvements were partially offset by the effect of higher depreciation, depletion and amortization costs, primarily from Mountain Laurel.

     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2008 and compares that information to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Decrease in Net Income
	2008	2007	$	%
		(Amounts in thousands)
Interest expense	$(39,209)	$(35,991)	$(3,218)	(8.9)%
Interest income	893	1,124	(231)	(20.6)%

	$(38,316)	$(34,867)	$(3,449)	(9.9)%

     During the first half of 2008 compared to the first half of 2007, slightly lower interest on borrowings, resulting from a reduction in our average borrowing rate during 2008, was offset by a decrease in interest capitalized during 2008. We capitalized $5.0 million of interest during the six months ended June 30, 2008 and $10.6 million during the six months ended June 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” below.
     Other non-operating expense. Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the six months ended June 30, 2007 represents the amortization of the amounts that had previously been deferred.
     Income taxes. The following table summarizes our income tax expense for the six months ended June 30, 2008 and compares that information to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Decrease in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Provision for income taxes	$52,940	$2,250	$(50,690)	—
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. An increase in the effective rate from the first half of 2007 to the first half of 2008 is primarily the result of the impact of percentage depletion. We also reduced our valuation allowance related to state net operating loss carryforwards by $4.7 million in the first half of 2008 and by $4.0 million in the first half of 2007 related to a tax law change in West Virginia.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities or other financing arrangements, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facilities, accounts receivable securitization or commercial paper programs. We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     The following is a summary of cash provided by or used in each of the indicated types of activities during the respective periods:

	Six Months Ended June 30
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$335,515	$169,269
Investing activities	(354,628)	(266,003)
Financing activities	15,194	95,904

     Cash provided by operating activities increased $166.2 million in the first half of 2008 compared to the first half of 2007 primarily as a result of our increased profitability during first half of 2008.
     Cash used in investing activities for the first half of 2008 was $354.6 million, $88.6 million more than was used in investing activities for the first half of 2007. Proceeds from asset sales were $69.8 million during the first half of 2007, compared to $1.0 million in the first half of 2008. Our proceeds from asset sales in 2007 included $43.5 million related to the sale of the Mingo Logan-Ben Creek complex and $26.0 million from the sale of non-core reserves in the Powder River Basin and Central Appalachia. Capital expenditures increased $5.7 million during the first half of 2008 compared to the first half of 2007. During the first six months of 2007 and 2008, we made the third and fourth of five annual payments of $122.2 million on the Little Thunder federal coal lease. Additionally, in the first six months of 2008, we spent approximately $60.0 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and $85.0 million in maintenance capital for the transition to a new reserve area at our West Elk mining complex in Colorado. We expect to complete the work on the loadout facility and to transition to the new seam at West Elk in the fourth quarter of 2008.
     In the first half of 2007, we acquired property and reserves of approximately $52.0 million, spent approximately $96.0 million on the development of the Mountain Laurel complex in Central Appalachia, and made payments of approximately $31.0 million for a new longwall at our Sufco mine in Utah. Also during the first six months of 2007, we recovered $18.3 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment.
     Cash provided by financing activities decreased $80.7 million during the first half of 2008 compared to the first half of 2007. The decrease results primarily from a decrease in net borrowings during the first half of 2008 when compared with the first half of 2007. In April 2008, we increased our commercial paper program to $100.0 million and in May 2008, we increased our limit under the accounts receivable securitization program to $175.0 million. During the first half of 2008, we reduced our net borrowings under our credit facilities and increased the outstanding amount under our commercial paper program when compared with the first half of 2007, which contributed to a decrease in our average overall borrowing rate. Our average cost of borrowing during the six months ended June 30, 2008 was 6.5% compared to an average cost of borrowing of 7.1% during the six months ended June 30, 2007. We had available borrowing capacity of approximately $647.0 million under our lines of credit at June 30, 2008. In addition, dividends paid increased $4.3 million. We increased our dividend rate from $0.06 per share to $0.07 per share in April 2007 and from $0.07 per share to $0.09 per share in April 2008.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30
	2008	2007
Ratio of earnings to combined fixed charges and preference dividends	6.38x	2.26x

(1)	Earnings consist of income from continuing operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense.
Critical Accounting Policies
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
     Other than the adoption of Statement No. 157, there have been no changes to our critical accounting policies during the six months ended June 30, 2008.

Fair Value Measurements
     To the extent possible, we use quoted prices in active markets for identical assets to value assets and liabilities recorded at fair value on a recurring basis. We are able to use this methodology to value investments in equity securities and exchange traded coal contracts. To determine the fair value of other commodity contracts not traded on an exchange (coal and heating oil), we use quoted prices in the over-the-counter market or direct broker quotes. Certain commodity contracts are valued using modeling techniques, such as Black-Scholes, that require the use of inputs that are not observable, but are based on assumptions that we believe market participants would use in valuing the asset or liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio primarily through the use of long-term coal supply agreements. At June 30, 2008, our expected unpriced production approximated between 4 million and 8 million tons for the remainder of 2008, between 65 million and 75 million tons in 2009 and between 85 million and 95 million tons in 2010.
     We are exposed to commodity price risk in our coal trading activities, which represents the potential loss that could be caused by an adverse change in the market value of coal. With respect to our coal trading positions, a 20% decrease in coal prices from their levels at June 30, 2008 would result in a $13.3 million decrease in the fair value of our coal trading positions. The timing of the estimated future settlements of our trading portfolio is 32% in 2008, 46% in 2009 and 22% in 2010.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
Permit Litigation Matters
     As described in our Annual Report on Form 10-K for the year ended December 31, 2007, surface mines at our Mingo Logan and Coal-Mac mining complexes have been identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition, which we refer to as OVEC, in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers allegedly in violation of the Clean Water Act and the National Environmental Policy Act. OVEC and Coal-Mac entered into a settlement agreement relating to future surface mining activities, and Coal-Mac was dismissed with prejudice from the lawsuit on July 14, 2008.
West Virginia Flooding Litigation
     As described in our Annual Report on Form 10-K for the year ended December 31, 2007, over 2,100 plaintiffs have sued us and more than 120 other defendants, including coal, timber, oil and gas and land companies, in Wyoming, McDowell, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia, for property damage and personal injuries arising out of July 8, 2001 flooding under the theory that land disturbances related to mining and timbering caused natural surface waters to be diverted in an unnatural way, thereby causing them damage. On May 2, 2006, following the Mullins/Oceana phase I trial, in which were not involved, the jury returned a verdict against the two non-settling defendants. However, the court set aside that verdict and granted judgment in favor of the defendants. The plaintiffs in that trial group appealed the decision, and, on June 26, 2008, the Supreme Court of Appeals of West Virginia upheld the verdict. The court also reversed the dismissal of claims involving the Coal River watershed, in which we are named.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 for more information about some of the proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in the Quarterly Reports on Form 10-Q that we file during the interim periods are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2008, we have purchased 1,562,400 shares of our common stock under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2008. Based on the closing price of our common stock as reported on the New York Stock Exchange on August 5, 2008, the approximate dollar value of our common stock that may yet be purchased under this program was $583.3 million.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
Clean Air Interstate Rule
     As described in our Annual Report on Form 10-K for the year ended December 31, 2007, the Environmental Protection Agency, which we refer to as EPA, finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide and requires states to regulate power plants under a cap and trade program. On July 11, 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. That decision does not eliminate regional cap-and-trade programs entirely, and is subject to appeal to the U.S. Supreme Court.
Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Restated and Amended Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1	Third Amendment to Receivables Purchase Agreement, dated as of May 22, 2008, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 23, 2008).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:

John T. Drexler
Senior Vice President and Chief Financial Officer

August 8, 2008