Form 10-Q
period 2008-09-30
ARCH COAL INC
filed 2008-11-10
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 5, 2008, there were 142,863,179 shares of the registrant’s common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(unaudited)
REVENUES
Coal sales	$769,458	$599,151	$2,253,925	$1,769,245

COSTS, EXPENSES AND OTHER
Cost of coal sales	567,372	476,434	1,650,259	1,408,188
Depreciation, depletion and amortization	72,185	58,628	217,180	174,238
Selling, general and administrative expenses	22,235	18,868	80,937	59,885
Change in fair value of coal derivatives and coal trading activities, net	18,382	(541)	(65,336)	(1,317)
Other operating (income) expense, net	1,533	(4,062)	(2,266)	(26,286)

	681,707	549,327	1,880,774	1,614,708

Income from operations	87,751	49,824	373,151	154,537

Interest expense, net:
Interest expense	(17,019)	(17,151)	(56,228)	(53,142)
Interest income	235	513	1,128	1,637

	(16,784)	(16,638)	(55,100)	(51,505)

Non-operating expense	—	(806)	—	(2,126)

Income before income taxes	70,967	32,380	318,051	100,906
Provision for (benefit from) income taxes	(26,881)	5,100	26,059	7,350

NET INCOME	$97,848	$27,280	$291,992	$93,556

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.68	$0.19	$2.03	$0.66

Diluted earnings per common share	$0.68	$0.19	$2.02	$0.65

Basic weighted average shares outstanding	144,035	142,627	143,885	142,392

Diluted weighted average shares outstanding	144,898	144,151	144,848	143,920

Dividends declared per common share	$0.09	$0.07	$0.25	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,066	$5,080
Trade accounts receivable	260,564	229,965
Other receivables	24,963	19,724
Inventories	173,862	177,785
Prepaid royalties	52,662	22,055
Deferred income taxes	89,164	18,789
Coal derivative assets	86,545	7,743
Other	42,839	40,004

Total current assets	771,665	521,145

Property, plant and equipment, net	2,655,884	2,463,638

Other assets:
Prepaid royalties	66,767	105,106
Goodwill	46,832	40,032
Deferred income taxes	224,448	296,559
Equity investments	86,866	82,950
Other	89,105	85,169

Total other assets	514,018	609,816

Total assets	$3,941,567	$3,594,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,891	$150,026
Accrued expenses	181,067	188,875
Coal derivative liabilities	23,544	—
Current maturities of debt and short-term borrowings	385,566	217,614

Total current liabilities	791,068	556,515

Long-term debt	956,490	1,085,579
Asset retirement obligations	231,352	219,991
Accrued postretirement benefits other than pension	62,227	59,181
Accrued workers’ compensation	39,467	41,071
Other noncurrent liabilities	111,206	100,576

Total liabilities	2,191,810	2,062,913

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000 shares; issued and outstanding 85 shares at December 31, 2007, $50 liquidation preference	—	1
Common stock, $0.01 par value, authorized 260,000 shares, issued 144,340 and 143,158 shares, respectively	1,447	1,436
Paid-in capital	1,378,633	1,358,695
Treasury stock, 1,512 shares at September 30, 2008, at cost	(53,848)	—
Retained earnings	429,254	173,186
Accumulated other comprehensive loss	(5,729)	(1,632)

Total stockholders’ equity	1,749,757	1,531,686

Total liabilities and stockholders’ equity	$3,941,567	$3,594,599

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2008	2007
	(unaudited)
OPERATING ACTIVITIES
Net income	$291,992	$93,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	217,180	174,238
Prepaid royalties expensed	27,161	8,452
Gain on dispositions of property, plant and equipment	(178)	(17,658)
Employee stock-based compensation	9,768	4,050
Changes in:
Receivables	(29,646)	43,877
Inventories	3,923	(22,908)
Coal derivative assets and liabilities	(57,929)	(2,543)
Accounts payable and accrued expenses	28,821	(76,275)
Deferred income taxes	8,067	6,382
Other	8,935	53,211

Cash provided by operating activities	508,094	264,382

INVESTING ACTIVITIES
Capital expenditures	(414,125)	(423,885)
Proceeds from dispositions of property, plant and equipment	1,069	69,860
Purchases of investments and advances to affiliates	(4,359)	(5,152)
Additions to prepaid royalties	(19,429)	(19,373)
Reimbursement of deposits on equipment	2,697	18,325

Cash used in investing activities	(434,147)	(360,225)

FINANCING ACTIVITIES
Net proceeds from commercial paper and net borrowings on lines of credit	50,882	134,108
Net payments on other debt	(10,995)	(10,408)
Debt financing costs	(233)	(139)
Dividends paid	(35,989)	(28,725)
Purchases of treasury stock	(47,932)	—
Issuance of common stock under incentive plans	6,306	1,873

Cash provided by (used in) financing activities	(37,961)	96,709

Increase in cash and cash equivalents	35,986	866
Cash and cash equivalents, beginning of period	5,080	2,523

Cash and cash equivalents, end of period	$41,066	$3,389

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     On January 1, 2008, the Company adopted Staff Position FIN 39-1, Amendment of FASB Interpretation 39 (“FSP FIN 39-1”).  FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. The Company did not elect to net amounts related to cash collateral with the fair value of derivatives with the same counterparty.  The Company’s current liability for the obligation to return cash collateral was $5.7 million and $3.0 million at September 30, 2008 and December 31, 2007, respectively.
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

Early adoption is not allowed. The Company does not expect that the adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations.
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
     In June 2008, the FASB issued Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-01”) to clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-01 is effective retrospectively for the Company for financial statements issued for interim periods of fiscal years beginning after December 15, 2008, and earlier application is not permitted. The Company is assessing FSP EITF 03-6-01 to determine its impact on earnings per share.
     In October 2008, the FASB issued Staff Position FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), effective upon issuance. FSP FAS 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect that the adoption of FSP FAS 157-3 will have a material impact on the Company’s financial position or results of operations.
3. Fair Value Measurements
     Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange that may ultimately be settled either physically or financially.

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with quoted prices in over-the-counter markets or direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.

     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair value at September 30, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Available-for-sale investments	$1,388	$1,388	$—	$—
Derivatives	94,068	25,530	65,207	3,331

Total assets	$95,456	$26,918	$65,207	$3,331

Liabilities:
Derivatives	$32,841	$—	$33,774	$(933)

     The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. Each level in the table above displays the underlying contracts according to their classification in the accompanying condensed consolidated balance sheet, based on this counterparty netting.
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(In thousands)
Beginning balance	$24,317	$3,256
Realized and unrealized gains (losses) recognized in earnings	(6,494)	15,457
Realized and unrealized gains (losses) recognized in other comprehensive income	(3,069)	2,622
Settlements, purchases and issuances	(10,490)	(17,071)

Ending balance	$4,264	$4,264

     Net unrealized gains during the three and nine months ended September 30, 2008 related to level 3 financial instruments held on September 30, 2008 were $0.5 million and $1.4 million, respectively.
4. Coal Trading
     The Company holds physical forward contracts, options and financial swaps, some of which are held for trading purposes. The Company’s assets and liabilities related to its coal trading portfolio at fair value are as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Assets	$79,604	$8,532
Liabilities	(23,544)	—

Net fair value of coal trading contracts	$56,060	$8,532

     The change in the fair value of the Company’s coal trading portfolio during the nine months ended September 30, 2008 was primarily the result of increases in coal pricing during the year. The timing of the estimated future settlements of the trading portfolio is 17% in the remainder of 2008, 61% in 2009 and 22% in 2010. These coal trading assets and liabilities are classified as Coal derivative assets and Coal derivative liabilities, respectively, in the accompanying condensed consolidated balance sheets.
5. Property Transactions
     On September 28, 2007, the Company purchased coal reserves and surface rights in Illinois for $38.9 million.
     On June 29, 2007, the Company sold select assets and related liabilities associated with its Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. For the nine months ended September 30, 2007, the Company’s former Mingo Logan-Ben Creek operations contributed coal sales of 1.2 million tons, revenues of $75.1 million and income from operations of $9.1 million. The Company recognized a net gain of $9.1 million in the third quarter of 2007 resulting from the transaction. That amount has been reflected in other operating income, net in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2007. This gain was net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that can no longer be sourced from the Company’s operations and approximately $5.0 million of employee-related payments, which were paid in 2007.
     During the nine months ended September 30, 2007, the Company also sold non-strategic reserves in the Powder River Basin and Central Appalachia and recognized gains on the sales of $6.0 million and $2.4 million, respectively, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
6. Stock-Based Compensation
     During the nine months ended September 30, 2008, the Company granted options to purchase 0.8 million shares of common stock with a weighted average exercise price of $53.06 and a weighted average grant-date fair value of $21.34 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.87%, a weighted average dividend yield of 0.54% and a weighted average volatility of 45.59%. The options vest ratably over three years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 74,250 shares of restricted stock and restricted stock units during the nine months ended September 30, 2008 at a weighted average grant-date fair value of $53.30 per share. The restricted stock and restricted stock units vest over a period ranging from approximately two to four years.
     During the nine months ended September 30, 2008, stock price and EBITDA performance measurements were satisfied under the Company’s performance-contingent phantom stock awards, and the Company issued 0.2 million shares of common stock and paid cash of $3.5 million under the awards.
     The Company recognized stock-based compensation expense from all plans of $2.4 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $10.4 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
7. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Coal	$49,169	$61,656
Repair parts and supplies, net of allowance	124,693	116,129

	$173,862	$177,785

8. Income Taxes
     During the third quarter of 2008, the Company reached a settlement with the IRS regarding the Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture. The settlement did not result in a net change in deferred tax assets, but involved a re-characterization of deferred tax assets, including an increase in net operating loss carryforwards of $145.1 million and other amortizable assets which will provide provide additional tax deductions through 2013. A portion of these future cash tax benefits accrue to ARCO pursuant to the original purchase agreement, including $6.8 million that was recorded as goodwill during the third quarter of 2008 and must be paid within 120 days of the settlement. No amounts were paid prior to September 30, 2008.
     This settlement and the related increase in net operating loss carryforwards and amortization deductions triggered a reassessment of the Company’s ability to realize its deferred tax assets. As a result of the reassessment, which incorporated the impact of strengthened coal markets compared to 2007, the Company reduced the valuation allowance related to alternative minimum tax credits and net operating loss carryforwards by $52.6 million in the third quarter of 2008. The Company’s remaining valuation allowance of $0.3 million relates to state net operating losses.

     During the nine months ended September 30, 2008 and the nine months ended September 30, 2007, the Company reduced the valuation allowance related to state net operating loss carryforwards by $4.7 million and $4.0 million, respectively, resulting from a change in management’s assessment of the Company’s ability to utilize these net operating loss carryforwards due to tax law changes in West Virginia.
9. Debt

	September 30,	December 31,
	2008	2007
	(In thousands)
Commercial paper	$98,060	$74,959
Indebtedness to banks under credit facilities	278,597	250,816
6.75% senior notes ($950.0 million face value) due July 1, 2013	956,490	957,514
Promissory note due 2009	5,813	8,450
Other	3,096	11,454

	1,342,056	1,303,193
Less current maturities	385,566	217,614

Long-term debt	$956,490	$1,085,579

     The current maturities of debt include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans. The Company had availability of approximately $620.0 million under its credit facilities at September 30, 2008.
     On April 11, 2008, the Company amended its commercial paper placement program and the related revolving credit facility to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million.
     On May 22, 2008, the Company entered into an amendment to its accounts receivable securitization program increasing the program from $150.0 million to $175.0 million. The credit facility supporting the borrowings under the program expires in June 2009.
10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation cost:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$(289)	$327	$361	$982
Interest cost	(213)	249	337	748
Net amortization	(2,012)	(422)	(2,912)	(1,266)

Total occupational disease	(2,514)	154	(2,214)	464
Traumatic injury claims and assessments	2,017	2,934	7,277	8,482

Total workers’ compensation expense	$(497)	$3,088	$5,063	$8,946

     The occupational disease cost was adjusted in the third quarter of 2008 to reflect revised actuarial assumptions.

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Service cost	$3,388	$3,778	$9,688	$9,593
Interest cost	3,626	3,938	10,976	9,897
Expected return on plan assets	(4,248)	(5,158)	(13,448)	(12,993)
Amortization of prior service credit	(60)	(102)	(160)	(202)
Amortization of other actuarial losses	1,160	1,956	2,410	5,400

	$3,866	$4,412	$9,466	$11,695

     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Service cost	$736	$699	$2,204	$2,097
Interest cost	929	762	2,787	2,287
Amortization of prior service credit	865	415	2,594	1,246
Amortization of other actuarial gains	(911)	(754)	(2,733)	(2,260)

	$1,619	$1,122	$4,852	$3,370

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table details the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Net income	$97,848	$27,280	$291,992	$93,556
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	(613)	702	(513)	1,869
Available-for-sale securities, net of reclassifications into net income	(287)	(900)	888	(1,640)
Unrealized gains (losses) on derivatives, net of reclassifications into net income	(14,999)	766	(4,472)	6,474

Total comprehensive income	$81,949	$27,848	$287,895	$100,259

     Unrealized gains (losses) on derivatives relates to derivative financial instruments the Company uses to manage exposures to changing commodity prices. The Company uses heating oil swaps and purchased call options to reduce the risk of changes in the price of diesel fuel purchases. The unrealized losses during the three months ended September 30, 2008 resulted from volatility in the price of heating oil.
13. Capital Stock
     During the three months ended September 30, 2008, the Company repurchased 1.5 million shares of its common stock under the Company’s share repurchase program at an average price of $35.62. At September 30, 2008, approximately 10.9 million shares of the Company’s common stock were available for repurchase under the program. At September 30, 2008, $5.9 million remained payable related to share purchases and is classified in accounts payable in the accompanying condensed consolidated balance sheet.

     In January, 2008, 84,376 shares of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (“Preferred Stock”) were converted into 404,735 shares of the Company’s common stock. On February 1, 2008, the Company redeemed the remaining 505 shares of Preferred Stock at the redemption price of $50.00 per share.
14. Earnings per Share
     The following table reconciles basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Basic weighted average shares outstanding	144,035	142,627	143,885	142,392
Effect of common stock equivalents under incentive plans	863	1,116	917	1,087
Effect of common stock equivalents arising from Preferred Stock	—	408	46	441

Diluted weighted average shares outstanding	144,898	144,151	144,848	143,920

15. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. At September 30, 2008, the Company had $92.5 million of surety bonds related to properties sold to Magnum. Patriot Coal Corporation acquired Magnum in July 2008, and, as a result, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2010.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at September 30, 2008, the cost of purchasing 14.5 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $665.4 million, and the cost of purchasing 4.1 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $227.8 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $7.0 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no liabilities have been recorded in the financial statements as of September 30, 2008. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $54.1 million at September 30, 2008, which is not recorded as a liability on the Company’s financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

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
     Operating segment results for the three and nine months ended September 30, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2008
Coal sales	$292,359	$161,085	$316,014	$—	$769,458
Income (loss) from operations	21,835	21,957	94,586	(50,627)	87,751
Total assets	1,798,793	2,049,686	1,005,835	(912,747)	3,941,567
Depreciation, depletion and amortization	29,773	18,888	23,145	379	72,185
Capital expenditures	29,432	30,017	17,221	1,375	78,045

Three months ended September 30, 2007
Coal sales	$276,960	$143,905	$178,286	$—	$599,151
Income (loss) from operations	32,853	23,256	10,644	(16,929)	49,824
Total assets	1,686,897	1,892,733	737,497	(833,098)	3,484,029
Depreciation, depletion and amortization	30,021	16,939	11,201	467	58,628
Capital expenditures	7,397	17,737	27,983	40,424	93,541

Nine months ended September 30, 2008
Coal sales	$865,707	$517,714	$870,504	$—	$2,253,925
Income (loss) from operations	79,040	100,145	223,671	(29,705)	373,151
Depreciation, depletion and amortization	87,594	60,189	68,097	1,300	217,180
Capital expenditures	105,994	124,835	57,790	125,506	414,125

Nine months ended September 30, 2007
Coal sales	$783,915	$411,044	$574,286	$—	$1,769,245
Income (loss) from operations	92,344	68,836	43,959	(50,602)	154,537
Depreciation, depletion and amortization	86,251	48,781	37,330	1,876	174,238
Capital expenditures	21,483	78,347	152,661	171,394	423,885

     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Income from operations	$87,751	$49,824	$373,151	$154,537
Interest expense	(17,019)	(17,151)	(56,228)	(53,142)
Interest income	235	513	1,128	1,637
Other non-operating expense	—	(806)	—	(2,126)

Income before income taxes	$70,967	$32,380	$318,051	$100,906

18. Subsequent Event
     As part of the Emergency Economic Stabilization Act (“the Act”) enacted on October 3, 2008, certain coal producers may file for black lung excise tax refunds on taxes paid on export sales subsequent to October 1, 1990, along with interest computed at statutory rates. The Company has filed for refunds under the Act and estimates the Company could receive up to $10.0 million, plus interest of up to $11.0 million. The refunds are subject to approval by the IRS. As of September 30, 2008, no amounts had been recognized related to these tax refunds.

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
     In the third quarter of 2008, our earnings benefited substantially from coal prices that were higher than the third quarter of 2007 and increased volumes of metallurgical coal sales. We believe that growing domestic and international coal demand, along with persistent challenges in augmenting global coal production, infrastructure and transportation networks, has led to a shift in worldwide coal trade. Constrained global coal supply has allowed the United States to become a more significant exporter of metallurgical and steam coal in 2008. A strengthening international coal market has positively influenced domestic coal markets, and we expect that trend to continue, despite a weakening global economy. Despite some deterioration in coal index pricing during the third quarter of 2008, prices during the first nine months of 2008 were significantly higher than prices in the prior year, due to increases in global and domestic coal-based electricity generation and steel production, increases in net coal exports from the United States and production difficulties, particularly in the Central Appalachian region. We believe these industry fundamentals will continue in the long-term.

     We have not yet priced a portion of the coal we plan to produce over the next two years in order to take advantage of expected strong prices in the future. At September 30, 2008, our expected unpriced production approximated between 30 million and 40 million tons in 2009 and between 75 million and 85 million tons in 2010.
     Our coal trading activities allow us to complement our underlying physical coal assets. We utilize our experience in physical market transactions and our market intelligence to manage a portfolio of physical and financial contracts to enable us to take advantage of coal market movements. The fair value of our trading portfolio has increased significantly during the first nine months of 2008 due to the favorable market conditions discussed previously, despite the declining prices in the third quarter.
     During the third quarter of 2008, we reached a settlement with the IRS regarding our treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western joint venture. The settlement resulted in a re-characterization of deferred tax assets that will reduce our future taxable income and will provide additional tax deductions through 2013. This settlement and the impact of the changes in deferred tax assets triggered a reassessment of our ability to realize our deferred tax assets. As a result of the reassessment, which incorporated the impact of strengthened coal markets compared to 2007, we reduced the valuation allowance related to alternative minimum tax credits and net operating loss carryforwards by $52.6 million in the third quarter of 2008.
Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Summary. Our results during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007 were influenced primarily by the stronger market conditions and the impact of the reversal of $52.6 million of valuation allowance against deferred tax assets. These factors were offset in part by upward pressure on commodity costs, unrealized losses related to our trading activities and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the three months ended September 30, 2008 and compares those results to the comparable information for the three months ended September 30, 2007:

	Three Months Ended September 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$769,458	$599,151	$170,307	28.4%
Tons sold	35,239	34,722	517	1.5%
Coal sales realization per ton sold	$21.83	$17.26	$4.57	26.5%
     Coal sales. Coal sales increased during the third quarter of 2008 from the third quarter of 2007 primarily due to higher price realizations across all segments and a greater percentage of metallurgical coal sales in Central Appalachia. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 15.
     Expenses, costs and other. The following table summarizes expenses, costs, changes in fair value of derivatives and coal trading activities, net and other operating (income) expense, net for the three months ended September 30, 2008 and compares those results to the comparable information for the three months ended September 30, 2007:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$567,372	$476,434	$(90,938)	(19.1)%
Depreciation, depletion and amortization	72,185	58,628	(13,557)	(23.1)
Selling, general and administrative expenses	22,235	18,868	(3,367)	(17.8)
Change in fair value of coal derivatives and coal trading activities, net	18,382	(541)	(18,923)	—
Other operating (income) expense, net	1,533	(4,062)	(5,595)	(137.7)

	$681,707	$549,327	$(132,380)	(24.1)%

     Cost of coal sales. Our cost of coal sales increased in the third quarter of 2008 from the third quarter of 2007 primarily due to higher per-ton costs and the increase in sales volumes. The higher costs include an increase in transportation costs due to increased barge and export sales, higher sales-sensitive costs resulting from the increase in price realizations and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the third quarter of 2007 to the third quarter of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided more information about our operating segments under the heading “Operating segment results” below and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 20.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the third quarter of 2007 to the third quarter of 2008 is due primarily to an increase in employee incentive compensation costs of $4.4 million and an increase in industry group dues of $2.1 million. The increase in employee compensation costs results primarily from anticipated payouts under plans that are dependent upon profitability and also due to expenses related to option grants. These increases were offset in part by a decrease of $5.9 million in expenses associated with our deferred compensation plan, which results primarily from the impact of changes in the value of our common stock on the amounts owed to participants.
     Change in fair value of coal derivatives and coal trading activities, net. Losses for the third quarter of 2008 relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to capture the benefit of the movements in the coal markets and generated significant gains during the first half of 2008, some of which were lost in the third quarter of 2008 due to a downturn in the over-the-counter coal markets during the quarter.
     Other operating (income) expense, net. The variance between the net other operating expense in the third quarter of 2008 and the net other operating income in the third quarter of 2007 is primarily the result of a $2.8 million expense related to commercial settlements in the third quarter of 2008 to free up metallurgical coal volumes and $1.2 million of income from the resolution of a contractual issue with a customer in the third quarter of 2007.
     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2008 and compares those amounts to the comparable information for the three months ended September 30, 2007:

	Three Months Ended September 30		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	26,152	25,923	229	0.9%
Coal sales realization per ton sold (1)	$11.21	$10.66	$0.55	5.2%
Operating margin per ton sold (2)	$0.81	$1.25	$(0.44)	(35.2)%

Western Bituminous
Tons sold	5,135	5,057	78	1.5%
Coal sales realization per ton sold (1)	$26.76	$25.16	$1.60	6.4%
Operating margin per ton sold (2)	$4.08	$4.43	$(0.35)	(7.9)%

Central Appalachia
Tons sold	3,951	3,742	209	5.6%
Coal sales realization per ton sold (1)	$75.16	$46.14	$29.02	62.9%
Operating margin per ton sold (2)	$22.22	$2.33	$19.89	853.6%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2008, transportation costs per ton were $0.02 for the Powder River Basin, $4.60 for the Western Bituminous region and $4.82 for Central Appalachia. Transportation costs per ton for the three months ended September 30, 2007 were $0.02 for the Powder River Basin, $3.30 for the Western Bituminous region and $1.50 for Central Appalachia.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was slightly higher in the third quarter of 2008 when compared to the third quarter of 2007. In 2007, our production levels reflected planned reductions due to market conditions. Increases in sales prices during the third quarter of 2008 when compared with the third quarter of 2007 reflect higher pricing on contract and market index-priced tons, partially offset by the effect of lower sulfur dioxide emission allowance prices. On a per-ton basis, operating margins in the third quarter of 2008 decreased from the third quarter of 2007 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher repairs and maintenance costs due to work on planned projects and higher labor costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased slightly during the third quarter of 2008 when compared with the third quarter of 2007, however, production during the third quarter of 2008 was lower than the third quarter of 2007 due to two longwall moves, one of extended timing. Higher sales prices during the third quarter of 2008 represent higher contract pricing that was achieved after the roll off of lower-priced legacy contracts. Higher sales prices were offset by higher per-ton operating costs, resulting in a decrease in operating margin per ton sold. Higher per-ton operating costs resulted from a decrease in production as a result of the extended longwall move, higher labor and repair and maintenance costs and an increase in depreciation, depletion and amortization.
     Central Appalachia — Our sales volumes in Central Appalachia increased during the third quarter of 2008 when compared with the third quarter of 2007 primarily due to the commencement of production at our Mountain Laurel complex at the beginning of the fourth quarter of 2007, partially offset by a decrease in tons from brokerage activity. Higher realized prices in the third quarter of 2008 reflect the increase in metallurgical coal volume and the higher overall pricing on metallurgical and steam coal sales. Our coal volumes sold into metallurgical markets were 1.3 million tons in the third quarter of 2008 compared to 0.4 million tons in the third quarter of 2007. Operating margins per ton for the third quarter of 2008 increased from the third quarter of 2007 due to the increase in sales prices, net of the impact of higher sales-sensitive costs, and a decrease in other cash costs per-ton. Our average cost per ton at Mountain Laurel is lower than our average cost per ton for the region, which resulted in lower cash costs per ton, exclusive of sales-sensitive costs, in the third quarter of 2008 compared to the third quarter of 2007. These margin improvements were partially offset by the effect of higher depreciation, depletion and amortization costs, primarily from the commencement of production at the Mountain Laurel complex.
     Net interest expense. The following table summarizes our net interest expense for the three months ended September 30, 2008 and compares that information to the comparable information for the three months ended September 30, 2007:

			Increase (Decrease) in Net
	Three Months Ended September 30		Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(17,019)	$(17,151)	$132	(0.8)%
Interest income	235	513	(278)	(54.2)%

	$(16,784)	$(16,638)	$(146)	(0.9)%

     Net interest expense was relatively flat during the third quarter of 2008 compared to the third quarter of 2007. Lower interest expense, resulting from a reduction in our average borrowing rate in the third quarter of 2008 compared to the third quarter of 2007, was mostly offset by a decrease in interest capitalized during 2008. We capitalized $3.6 million of interest during the three months ended September 30, 2008 and $6.1 million during the three months ended September 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” beginning on page 20.
     Other non-operating expense. Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the three months ended September 30, 2007 represents the amortization of the amounts that had previously been deferred.

     Income taxes. The following table summarizes our income tax expense (benefit) for the three months ended September 30, 2008 and compares that information to the comparable information for the three months ended September 30, 2007:

	Three Months Ended September 30		Increase in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Provision for (benefit from) income taxes	$(26,881)	$5,100	$31,981	627.1%
     The benefit from income taxes in the third quarter of 2008 includes a $52.6 million reduction in our valuation allowance against net operating loss and alternative minimum tax credit carryforwards as a result of a reassessment of the Company’s ability to utilize these credits. The reassessment was triggered by the settlement with the IRS discussed previously.
     Our effective tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. An increase in the effective rate from the third quarter of 2007 to the third quarter of 2008, exclusive of the valuation allowance reduction, resulted from the impact of percentage depletion.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Summary. Our results during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 were influenced primarily by stronger market conditions, the impact of our coal trading activities and the reduction in the valuation allowance against deferred tax assets, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the nine months ended September 30, 2008 and compares those results to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$2,253,925	$1,769,245	$484,680	27.4%
Tons sold	104,887	100,748	4,139	4.1%
Coal sales realization per ton sold	$21.49	$17.56	$3.93	22.4%
     Coal sales. Coal sales increased from the first nine months of 2007 to the first nine months of 2008 due to higher price realizations across all segments, a greater percentage of metallurgical coal sales in Central Appalachia and higher sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 18.
     Expenses, costs and other. The following table summarizes expenses, costs, changes in fair value of coal derivatives and coal trading activities, net, and other operating income, net for the nine months ended September 30, 2008 and compares those results to the comparable information for the nine months ended September 30, 2007:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2008	2007	$	%
		(Amounts in thousands)
Cost of coal sales	$1,650,259	$1,408,188	$(242,071)	(17.2)%
Depreciation, depletion and amortization	217,180	174,238	(42,942)	(24.6)
Selling, general and administrative expenses	80,937	59,885	(21,052)	(35.2)
Change in fair value of coal derivatives and coal trading activities, net	(65,336)	(1,317)	64,019	—
Other operating income, net	(2,266)	(26,286)	(24,020)	(91.4)

	$1,880,774	$1,614,708	$(266,066)	(16.5)%

     Cost of coal sales. Our cost of coal sales increased from the first nine months of 2007 to the first nine months of 2008 primarily due to the increase in sales volumes, an increase in transportation costs due to increased barge and export sales, higher sales-sensitive costs and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 18.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first nine months of 2007 to the first nine months of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided more information about our operating segments under the heading “Operating segment results” below and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 20.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first nine months of 2007 to the first nine months of 2008 is due primarily to increases in employee incentive compensation costs of $12.8 million, industry group dues of $3.8 million, travel costs of $2.7 million and other employee compensation costs of $1.2 million.
     Change in fair value of coal derivatives and coal trading activities, net. Gains for the first nine months of 2008 relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to capture the benefit of the price movements in the coal markets during the first nine months of 2008.
     Other operating income, net. The decrease in net income from changes in other operating income, net in the first nine months of 2008 compared to the first nine months of 2007 is due primarily to a gain in 2007 of $9.1 million on the disposition of the Mingo Logan – Ben Creek property, gains in 2007 of $8.4 million related to the sale of non-core reserves in the Powder River Basin and Central Appalachia and a decrease of $2.8 million related to the value of the assets supporting our deferred compensation plan.
     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2008 and compares those amounts to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	76,726	74,032	2,694	3.6%
Coal sales realization per ton sold (3)	$11.25	$10.55	$0.70	6.6%
Operating margin per ton sold (4)	$.99	$1.21	$(0.22)	(18.2)%

Western Bituminous
Tons sold	15,909	14,777	1,132	7.7%
Coal sales realization per ton sold (3)	$27.89	$24.69	$3.20	13.0%
Operating margin per ton sold (4)	$6.12	$4.46	$1.66	37.2%

Central Appalachia
Tons sold	12,253	11,939	314	2.6%
Coal sales realization per ton sold (3)	$66.77	$46.77	$20.00	42.8%
Operating margin per ton sold (4)	$17.55	$2.72	$14.83	545.2%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the period ended September 30, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.65 for the Western Bituminous region and $4.28 for Central Appalachia. Transportation costs per ton for the period ended September 30, 2007 were $0.04 for the Powder River Basin, $3.13 for the Western Bituminous region and $1.33 for Central Appalachia.

(4)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first nine months of 2008 when compared to the first nine months of 2007 due primarily to planned production cutbacks in 2007 in response to weak market conditions. Increases in sales prices during the first nine months of 2008 when compared with the first nine months of 2007 reflect higher pricing on contract and market index-priced tons, partially offset by the effect of lower sulfur dioxide emission allowance prices. On a per-ton basis, operating margins for the nine months ended September 30, 2008 decreased from the nine months ended September 30, 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, and higher sales-sensitive costs, the cost of planned repair and maintenance projects and labor costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first nine months of 2008 when compared with the first nine months of 2007, driven largely by increased demand in the region.

Higher sales prices during the first nine months of 2008 when compared with the first nine months of 2007 resulted from higher contract pricing from the roll off of lower-priced legacy contracts and the effect of market-based spot sales during the first nine months of 2008. Higher sales prices resulted in higher per-ton operating margins for the first nine months of 2008 compared to the first nine months of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Central Appalachia — Our sales volumes in Central Appalachia increased during the first nine months of 2008 when compared with the first nine months of 2007 primarily due to the commencement of production at our Mountain Laurel complex at the beginning of the fourth quarter of 2007. Sales from our Mountain Laurel complex during the first nine months of 2008 exceeded the sales volume from our former Mingo Logan-Ben Creek facility, which we sold at the end of the second quarter of 2007. Higher realized prices in the first nine months of 2008 reflect the increase in metallurgical coal volume and higher overall pricing on metallurgical and steam coal sales. Our coal volumes sold into metallurgical markets were 3.5 million tons in the first nine months of 2008 compared to 1.3 million tons in the first nine months of 2007. Operating margins per ton for the first nine months of 2008 increased from the first nine months of 2007 due to the increase in sales prices, net of the impact of higher sales-sensitive costs, and a decrease in cash costs per-ton. Our costs of production at Mountain Laurel are lower than our average for the region, which resulted in lower cash costs per ton, exclusive of sales-sensitive costs, in the first nine months of 2008 compared to the first nine months of 2007. These margin improvements were partially offset by the effect of higher depreciation, depletion and amortization costs, primarily from Mountain Laurel.
     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2008 and compares that information to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Decrease in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(56,228)	$(53,142)	$(3,086)	(5.8)%
Interest income	1,128	1,637	(509)	(31.1)%

	$(55,100)	$(51,505)	$(3,595)	(7.0)%

     During the first nine months of 2008 compared to the first nine months of 2007, slightly lower interest on borrowings, resulting from a reduction in our average borrowing rate during 2008, was offset by a decrease in interest capitalized during 2008. We capitalized $8.7 million of interest during the nine months ended September 30, 2008 and $16.6 million during the nine months ended September 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” beginning on page 20.
     Other non-operating expense. Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the nine months ended September 30, 2007 represents the amortization of the amounts that had previously been deferred.
     Income taxes. The following table summarizes our income tax expense for the nine months ended September 30, 2008 and compares that information to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Decrease in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Provision for income taxes	$26,059	$7,350	$18,709	254.5%
     The provision for income taxes for the nine months ended September 30, 2008 is net of a $52.6 million reduction in our valuation allowance against net operating loss and alternative minimum tax credit carryforwards. The reduction was the result of a reassessment of the Company’s ability to utilize these credits, triggered by the settlement with the IRS discussed previously.
     Our effective tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. An increase in the effective rate from the first nine months of 2007 to the first nine months of 2008, exclusive of the effect of the valuation allowance, is primarily the result of the impact of percentage depletion.

Liquidity and Capital Resources
     Credit crisis and economic environment
     The recent crisis in the financial markets has had a significant adverse impact on a number of financial institutions. In this credit environment, we expect our borrowing costs to increase and our ability to issue commercial paper to be constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: security prices; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. At this point in time, however, our liquidity has not been materially affected. We had available borrowing capacity of approximately $620.0 million under our lines of credit at September 30, 2008. Management will continue to closely monitor our own liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
     Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities or other financing arrangements, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facilities, accounts receivable securitization or commercial paper programs. The borrowings under these arrangements are classified as current if the underlying credit facilities expire within one year or if, based on cash projections and management plans, we do not have the intent to replace them on a long-term basis. Such plans are subject to change based on our cash needs.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities during the respective periods:

	Nine Months Ended September 30
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$508,094	$264,382
Investing activities	(434,147)	(360,225)
Financing activities	(37,961)	96,709
     Cash provided by operating activities was $508.1 million, an increase of $243.7 million in the first nine months of 2008 compared to the first nine months of 2007, primarily as a result of our increased profitability during 2008.
     Cash used in investing activities for the first nine months of 2008 was $434.1 million, $73.9 million more than was used in investing activities for the first nine months of 2007. Proceeds from asset sales were $69.9 million during the first nine months of 2007, compared to $1.1 million in the first nine months of 2008. Our proceeds from asset sales in 2007 included $43.5 million related to the sale of the Mingo Logan-Ben Creek complex and $26.0 million from the sale of non-core reserves in the Powder River Basin and Central Appalachia. Capital expenditures decreased $9.8 million during the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2007 and 2008, we made the third and fourth of five annual payments of $122.2 million on the Little Thunder federal coal lease in Wyoming. Additionally, in the first nine months of 2008, we spent approximately $78.4 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and $101.2 million for the transition to a new reserve area at our West Elk mining complex in Colorado, including the cost of purchasing a new longwall and other mining equipment. We expect to complete the work on the loadout facility and to transition to the new seam at West Elk in the fourth quarter of 2008.
     In the first nine months of 2007, in addition to the third payment on the Little Thunder lease, we acquired property and reserves in Illinois for $38.9 million, spent approximately $140.4 million on the development of the

Mountain Laurel complex in Central Appalachia, and made payments of approximately $33.9 million for a new longwall at our Sufco mine in Utah. Also during the first nine months of 2007, we recovered $18.3 million from the lease of equipment in the Powder River Basin on which we had previously made deposits to purchase the equipment.
     Cash used in financing activities was $38.0 million during the first nine months of 2008 compared to cash provided by financing activities of $96.7 million during the first nine months of 2007, due to improved operating cash flows. We borrowed $50.9 million under our commercial paper program and under lines of credit during the first nine months of 2008, $83.2 million less than in the first nine months of 2007. During the third quarter of 2008, Standard and Poor’s Rating Services raised our corporate credit rating to “BB” from “BB-”, which should have a beneficial impact on our cost of borrowing. Our average cost of borrowing during the nine months ended September 30, 2008 was 6.40% compared to an average cost of borrowing of 7.13% during the nine months ended September 30, 2007. In April 2008, we increased our commercial paper program to $100.0 million and in May 2008, we increased our limit under the accounts receivable securitization program to $175.0 million.
     During the third quarter of 2008, we repurchased 1.5 million shares of common stock under our share repurchase program at an average price of $35.62. We paid $47.9 million during the quarter, with the remaining $5.9 million to be paid in the fourth quarter. During the first nine months of 2008, we paid dividends of $36.0 million, an increase of $7.3 million when compared to the first nine months of 2007, due to an increase in the dividend rate from $0.06 per share to $0.07 per share in April 2007 and from $0.07 per share to $0.09 per share in April 2008.
     In light of the current credit markets, we strengthened our liquidity position by building a cash balance of $41.0 million as of September 30, 2008 and by diversifying our borrowings among our lines of credit. While we expect our ability to issue commercial paper will be affected by the current credit markets, we believe we have sufficient liquidity under our credit facilities. We had available borrowing capacity of approximately $620.0 million under our lines of credit at September 30, 2008.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended
	September 30
	2008	2007
Ratio of earnings to combined fixed charges and preference dividends	5.70x	2.21x

(1)	Earnings consist of income from continuing operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense.
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
     Other than the adoption of Statement No. 157, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2008.
Fair Value Measurements
     To the extent possible, we use quoted prices in active markets for identical assets to value assets and liabilities recorded at fair value on a recurring basis. We are able to use this methodology to value investments in equity securities and exchange traded coal contracts. To determine the fair value of other commodity contracts not traded on an exchange (coal and heating oil), we use quoted prices in the over-the-counter market or direct broker quotes. Certain commodity contracts are valued using modeling techniques, such as Black-Scholes, that require the use of inputs, primarily volatility, that are not observable, but are based on assumptions that we believe market participants would use in valuing the asset or liability. Fair values are adjusted for counterparty credit risk.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio primarily through the use of long-term coal supply agreements. At September 30, 2008, our expected unpriced production approximated between 30 million and 40 million tons in 2009 and between 75 million and 85 million tons in 2010.
     We are exposed to commodity price risk in our coal trading activities, which represents the potential loss that could be caused by an adverse change in the market value of coal. We have attempted to limit the losses that we would incur should market prices drop below a certain level. With respect to our coal trading positions, a 10% decrease in PRB coal prices and a 20% decrease in Eastern coal prices from their levels at September 30, 2008 would result in an approximately $7.0 million decrease in the fair value of our coal trading positions. The timing of the estimated future settlements of our trading portfolio is 17% in the remainder of 2008, 61% in 2009 and 22% in 2010.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 45 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts and heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations, and in doing so had protected approximately 68% of our forecasted purchases for the remainder of 2008 and 53% of our forecasted purchases for 2009 at September 30, 2008. At December 31, 2007, we had protected approximately 23% of our forecasted purchases for 2008. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices. Accordingly, the derivatives qualify for hedge accounting and the changes in the fair value of the derivatives are recorded through other comprehensive income. At September 30, 2008, a $0.25 per gallon decrease in the price of heating oil would result in an increase of approximately $7.0 million in our expense in 2009 resulting from heating oil derivatives, which would be offset by a decrease in the cost of our physical diesel purchases.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1 of the Quarterly Reports on Form 10-Q that we have filed during the subsequent interim periods for more information about some of the proceedings and litigation in which we are involved.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table summarizes information about shares of our common stock that we purchased during the third quarter of 2008.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
		Average Price	As Part of our	May Yet be Purchased
	Total Number of	Paid Per	Share Repurchase	Under Our Share
Period	Shares Purchased	Share	Program(1)	Repurchase Program
Jul. 1 – Jul. 31, 2008	—		—
Aug. 1 – Aug. 31, 2008	—		—
Sep. 1 – Sep. 30, 2008	1,511,800	$35.62	1,511,800

Total	1,511,800		1,511,800	$225,289,996 (2)

(1)	In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2008, we have purchased 3,074,200 shares of our common stock under this program.

(2)	Calculated using 10,925,800 shares of common stock that we may purchase under the share repurchase program and $20.62, the closing price of our common stock as reported on the New York Stock Exchange on November 5, 2008.
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

November 10, 2008