Form 10-Q
period 2009-03-31
ARCH COAL INC
filed 2009-05-08
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 5, 2009, there were 144,400,301 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31
	2009	2008
	(unaudited)

REVENUES
Coal sales	$681,040	$699,350

COSTS, EXPENSES AND OTHER
Cost of coal sales	547,126	514,404
Depreciation, depletion and amortization	73,041	73,042
Selling, general and administrative expenses	25,114	25,680
Change in fair value of coal derivatives and coal trading activities, net	(528)	(30,558)
Costs related to acquisition of Jacobs Ranch	3,350	—
Other operating (income) expense, net	(5,635)	58

	642,468	582,626

Income from operations	38,572	116,724

Interest expense, net:
Interest expense	(20,018)	(20,488)
Interest income	6,468	425

	(13,550)	(20,063)

Income before income taxes	25,022	96,661
Provision for (benefit from) income taxes	(5,550)	15,240

Net income	30,572	81,421
Less: Net (income) loss attributable to noncontrolling interest	7	(274)

Net income attributable to Arch Coal, Inc.	$30,579	$81,147

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.21	$0.56
Diluted earnings per common share	$0.21	$0.56

Basic weighted average shares outstanding	142,789	143,497
Diluted weighted average shares outstanding	142,848	144,596

Dividends declared per common share	$0.09	$0.07
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$27,766	$70,649
Trade accounts receivable	224,964	215,053
Other receivables	42,481	43,419
Inventories	205,770	191,568
Prepaid royalties	35,401	43,780
Deferred income taxes	32,121	52,918
Coal derivative assets	25,335	43,173
Other	53,459	45,818

Total current assets	647,297	706,378

Property, plant and equipment, net	2,797,697	2,703,083

Other assets:
Prepaid royalties	86,151	66,918
Goodwill	46,832	46,832
Deferred income taxes	327,617	294,682
Equity investments	89,207	87,761
Other	94,948	73,310

Total other assets	644,755	569,503

Total assets	$4,089,749	$3,978,964

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$165,955	$186,322
Coal derivative liabilities	10,044	10,757
Accrued expenses and other current liabilities	201,689	249,203
Current maturities of debt and short-term borrowings	205,167	213,465

Total current liabilities	582,855	659,747

Long-term debt	1,238,807	1,098,948
Asset retirement obligations	260,876	255,369
Accrued pension benefits	76,023	73,486
Accrued postretirement benefits other than pension	58,943	58,163
Accrued workers’ compensation	28,728	30,107
Other noncurrent liabilities	80,409	65,526

Total liabilities	2,326,641	2,241,346

Equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 144,400 and 144,345 shares, respectively	1,448	1,447
Paid-in capital	1,385,073	1,381,496
Treasury stock, 1,512 shares at March 31, 2009 and December 31, 2008, at cost	(53,848)	(53,848)
Retained earnings	496,451	478,734
Accumulated other comprehensive loss	(74,894)	(79,096)

Total Arch Coal, Inc. stockholders’ equity	1,754,230	1,728,733
Noncontrolling interest	8,878	8,885

Total equity	1,763,108	1,737,618

Total liabilities and equity	$4,089,749	$3,978,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income	$30,572	$81,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	73,041	73,042
Prepaid royalties expensed	9,461	8,863
Gain on dispositions of property, plant and equipment	(54)	(399)
Employee stock-based compensation	3,520	3,634
Changes in:
Receivables	(9,005)	(8,752)
Inventories	(14,202)	(18,381)
Coal derivative assets and liabilities	11,298	(29,597)
Accounts payable, accrued expenses and other current liabilities	(37,891)	16,025
Deferred income taxes	(14,440)	(811)
Other	4,827	8,684

Cash provided by operating activities	57,127	133,729

INVESTING ACTIVITIES
Capital expenditures	(191,886)	(244,491)
Proceeds from dispositions of property, plant and equipment	214	422
Purchases of investments and advances to affiliates	(5,881)	(812)
Additions to prepaid royalties	(20,315)	(19,079)
Reimbursement of deposits on equipment	3,209	—

Cash used in investing activities	(214,659)	(263,960)

FINANCING ACTIVITIES
Net proceeds from commercial paper and net borrowings on lines of credit	137,265	150,646
Net payments on other debt	(5,363)	(4,414)
Debt financing costs	(4,449)	—
Dividends paid	(12,862)	(10,010)
Issuance of common stock under incentive plans	58	2,163

Cash provided by financing activities	114,649	138,385

Increase (decrease) in cash and cash equivalents	(42,883)	8,154
Cash and cash equivalents, beginning of period	70,649	5,080

Cash and cash equivalents, end of period	$27,766	$13,234

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in Arch Coal, Inc.’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
      New Accounting Pronouncements
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. The adoption of Statement No. 160 resulted in a decrease in other liabilities and an increase in total equity of $8.9 million as of December 31, 2008 from what was previously reported for the reclassification of the noncontrolling interest in Arch Western. The adoption of Statement No. 160 resulted in a decrease in other operating expense, net and an increase in net income of $0.3 million for the three months ended March 31, 2008 from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western.
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“Statement No. 161”). Statement No. 161 requires additional disclosures about derivatives and hedging activities, including qualitative disclosures about objectives for using derivatives. It also requires tabular disclosures about the gross fair value of derivative instruments, gains and losses from derivative instruments by type of contract, and the locations of these amounts in the interim and annual financial statements. See Note 4, “Derivatives” for the disclosures required by Statement No. 161.
     On January 1, 2009, Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement No. 141(R)”) and Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in Business Combination that Arise from Contingencies, (“FSP FAS 141(R)-1”) became effective. The provisions of Statement No. 141(R) are effective for any business combinations that occur on or after January 1, 2009. Statement No. 141(R) clarifies and amends the accounting guidance for the acquirer’s recognition and measurement of the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. FSP FAS 141(R)-1 amends Statement No. 141(R) and previous guidance, requiring that assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies be recognized at fair value in accordance with Statement of Financial Accounting Standards No. 157 (“Statement No. 157”) and

amending disclosure requirements to include changes in the range of possible outcomes for both recognized and reasonably possible unrecognized pre-acquisition contingencies.
     On January 1, 2009, the Company adopted Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-01”). FSP EITF 03-6-01 clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-01 had no effect on basic earnings per share for the three months ended March 31, 2009 and resulted in a decrease of $0.01 in basic earnings per share for the three months ended March 31, 2008 from what was previously reported.
     On January 1, 2009, the Company adopted Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) prospectively for the Company’s fair value measurements other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 deferred the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 is effective for all fair value measurements prescribed by generally accepted accounting principles for nonfinancial assets and nonfinancial liabilities after the date of adoption, however, there was no transition impact upon initial adoption.
     On January 1, 2009, the Company prospectively adopted EITF Issue 08-6, Accounting for Equity Method Investments, (“EITF 08-6”). EITF 08-6 clarifies the application of the equity method. This EITF concludes that equity method investments should be recognized using a cost accumulation model and that the investments as a whole should be assessed for other-than-temporary impairment. EITF 08-6 also concludes on the accounting for gains or losses on the issuance of shares by the investee and for the loss of significant influence. EITF 08-6 did not have a significant impact on the accounting for the Company’s equity investments.
3. Fair Value Measurements
     Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange.

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Available-for-sale investments	$317	$317	$—	$—
Derivatives	25,335	3,992	20,349	994

Total assets	$25,652	$4,309	$20,349	$994

Liabilities:
Derivatives	$51,590	$—	$53,262	$(1,672)

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

Three Months Ended
March 31, 2009
(In thousands)
Beginning balance	$1,050
Gains (losses), realized or unrealized:
Recognized in earnings	(387)
Recognized in other comprehensive income	320
Settlements, purchases and issuances	1,683

Ending balance	$2,666

     Net unrealized gains during the three months ended March 31, 2009 related to level 3 financial instruments held on March 31, 2009 were $0.1 million.
4. Derivatives
     The Company generally utilizes derivative financial instruments to manage exposures to commodity prices. Additionally, the Company may hold certain coal derivative financial instruments for trading purposes.
     All derivative financial instruments are recognized in the balance sheet at fair value. In a fair value hedge, the Company hedges the risk of changes in the fair value of a firm commitment, typically a fixed-price coal sales contract. Changes in both the hedged firm commitment and the fair value of a derivative used as a hedge instrument in a fair value hedge are recorded in earnings. In a cash flow hedge, the Company hedges the risk of changes in future cash flows related to a forecasted purchase or sale. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income. Amounts in other comprehensive income are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged. The Company formally documents the relationships between hedging instruments and the respective hedged items, as well as its risk management objectives for hedge transactions.
     The Company evaluates the effectiveness of its hedging relationships both at the hedge’s inception and on an ongoing basis. Any ineffective portion of the change in fair value of a derivative instrument used as a hedge instrument in a fair value or cash flow hedge is recognized immediately in earnings. The ineffective portion is based on the extent to which exact offset is not achieved between the change in fair value of the hedge instrument and the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge in a cash flow hedge or the change in the fair value of the firm commitment in a fair value hedge.
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 50 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At March 31, 2009, the Company had protected the price of approximately 66% of its remaining expected purchases for fiscal year 2009 and 28% of its expected purchases for fiscal year 2010. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 36.2 million gallons as of March 31, 2009.

     Coal risk management positions
     The Company may sell or purchase forward contracts and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted sales or purchases of coal or to the risk of changes in the fair value of a fixed price physical sales contract. Certain derivative contracts may be designated as hedges of these risks.
     At March 31, 2009, the Company held derivatives for risk management purposes totaling 0.9 million tons of coal that are expected to settle during the remainder of 2009 and 0.2 million tons of coal that are expected to settle in 2010.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include nonderivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 81% in the remainder of 2009, 18% in 2010 and 1% in 2011.
     Tabular derivatives disclosures
     The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce our credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. The amounts shown in the table below represent the fair value position of individual contracts, regardless of the net position presented in the accompanying condensed consolidated balance sheet. The fair value and location of derivatives reflected in the accompanying condensed consolidated balance sheet are as follows:

	Fair Value
As of March 31, 2009	Asset		Liability
(in thousands)	Derivatives		Derivatives

Derivatives Designated as Hedging Instruments Under Statement No. 133
Heating oil	$2,077	1	$43,623	1
Coal	2,837	2	26,770	2

Total	4,914		70,393
Derivatives Not Designated as Hedging Instruments Under Statement No. 133
Coal — held for trading purposes	147,551	2	116,714	2
Coal	8,619	2	232	2

Total	156,170		116,946

Total derivatives	161,084		187,339
Effect of counterparty netting	(135,749)		(135,749)

Total derivatives as classified in the balance sheet	$25,335		$51,590

Location in the Balance Sheet

1 —	Accrued expenses and other current liabilities ($41,546)

2 —	Coal derivative assets ($25,335) and Coal derivative liabilities ($10,044)
     The Company had a current asset for the right to reclaim cash collateral of $13.8 million and $6.6 million at March 31, 2009 and December 31, 2008, respectively. These amounts are not included with the derivatives presented in the table above.

     The effects of derivatives on measures of financial performance are as follows:
For the Three Months Ended March 31, 2009
(in thousands)

Hedged Items
Derivatives in Statement No. 133			in Statement No. 133
Fair Value			Fair Value Hedge
Hedging Relationships	Loss		Relationships	Gain
Coal	$(3,188)	1	Firm commitments	$3,188	1

				Gain (Loss)
				Recognized in
				Income (Ineffective
		Losses Reclassified		Portion and
Derivatives in Statement No. 133	Loss Recognized	from OCI		Amount
Cash Flow	in OCI	into Income		Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
Heating oil	$(2,865)	$(12,217)	2	$—
Coal	(5,622)	(2,984)	1	—

Totals	$(8,487)	$(15,201)		$—

Derivatives Not Designated as
Hedging Instruments under
Statement No. 133	Gain
Coal	$181	3
Location in Statement of Income:

1-Coal sales

2-Cost of coal sales

3-Change in fair value of coal derivatives and coal trading activities, net
     During the next twelve months, based on fair values at March 31, 2009, losses on derivative contracts designated as hedge instruments in cash flow hedges of approximately $59.0 million are expected to be reclassified from other comprehensive income into earnings.
     During the three months ended March 31, 2009, the Company recognized net unrealized and realized gains related to its trading portfolio (including derivative and non-derivative contracts) of $0.3 million as reflected in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statement of income. These gains are not included in the above table.
5. Business Combinations
     On March 8, 2009, Arch Coal entered into an agreement to purchase the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $761.0 million. At December 31, 2008, Jacobs Ranch controlled approximately 381 million tons of coal reserves as reported by Rio Tinto Energy America, which are adjacent to the Company’s Black Thunder mining complex. The Company recognized costs of $3.4 million related to the potential acquisition in the accompanying condensed consolidated statement of income for the three months ended March 31, 2009 in accordance with Statement No. 141(R). The completion of the transaction is subject to certain governmental and regulatory conditions and approvals, including those under competition laws and regulations, and other customary conditions. There can be no assurance that the transaction will be completed as contemplated in the agreement.

6. Stock-Based Compensation
     During the three months ended March 31, 2009, the Company granted options to purchase approximately 1.0 million shares of common stock with a weighted average exercise price of $14.05 per share and a weighted average grant-date fair value of $6.62 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 1.75%, a weighted average dividend yield of 2.56% and a weighted average volatility of 69.40%. The options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 35,000 shares of restricted stock during the three months ended March 31, 2009 at a weighted average grant-date fair value of $14.05 per share. The restricted stock vests in three to four years.
     The Company recognized stock-based compensation expense from all plans of $3.5 million and $4.7 million in the three months ended March 31, 2009 and 2008, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
7. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Coal	$74,964	$64,683
Repair parts and supplies, net of allowance	130,806	126,885

	$205,770	$191,568

8. Debt

	March 31,	December 31,
	2009	2008
	(In thousands)
Commercial paper	$32,936	$65,671
Indebtedness to banks under credit facilities	443,597	273,597
6.75% senior notes ($950.0 million face value) due July 1, 2013	955,807	956,148
Other	11,634	16,997

	1,443,974	1,312,413
Less current maturities of debt and short-term borrowings	205,167	213,465

Long-term debt	$1,238,807	$1,098,948

     The current maturities of debt include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans. The Company had availability of approximately $470.0 million under its credit facilities at March 31, 2009.
     On March 6, 2009, the Company entered into an amendment (the “Credit Amendment”) to its $800.0 million secured revolving credit facility. The Credit Amendment amended certain covenants to make them less restrictive, including those related to lien creation, restricted payments and subsidiary guarantees of debt, in addition to an increase in the maximum leverage ratio, as defined, that the Company must maintain. In connection with these changes, the borrowing pricing grid was increased by 200 basis points and the rate on the unused portion of the facility was increased to 50 basis points. As of March 31, 2009 and December 31, 2008, the Company had approximately $375.0 million and $205.0 million of borrowings outstanding under the revolving credit facility, respectively. At March 31, 2009, the Company had availability of $425.0 million under the revolving credit facility.
     On March 31, 2009, the Company entered into an amendment to its accounts receivable securitization program revising certain terms to strengthen the credit quality of the pool of receivables and increasing the interest rate. The credit facility supporting the borrowings under the program was also renewed and now expires March 31, 2010.

The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million. The Company had borrowings under the program of $68.6 million at both March 31, 2009 and December 31, 2008. The Company also had letters of credit outstanding under the securitization program of $59.5 million as of March 31, 2009. At March 31, 2009, the Company had availability of $45.0 million under the accounts receivable securitization program.
     Economic conditions have impacted the Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program. The commercial paper placement program is supported by a line of credit that has been renewed and expires on April 30, 2010.
9. Taxes
     As part of the Emergency Economic Stabilization Act (“the Act”) enacted on October 3, 2008, the Company filed for black lung excise tax refunds on taxes paid on export sales subsequent to October 1, 1990, along with interest computed at statutory rates. The Company recognized refunds of $11.0 million, plus interest of $10.3 million, in the fourth quarter of 2008. The Internal Revenue Service has approved the Company’s claim for refund and the Company recorded income of $7.0 million during the three months ended March 31, 2009, to adjust the estimated amount to be received, of which $6.1 million is reflected in the caption interest income in the accompanying condensed consolidated income statement, with the remainder in cost of coal sales. The Company received refunds of $3.8 million in the first quarter of 2009 and expects the remainder to be received in the second quarter of 2009.
10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation cost:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$120	$325
Interest cost	112	275
Net amortization	(971)	(450)

Total occupational disease	(739)	150
Traumatic injury claims and assessments	1,505	3,198

Total workers’ compensation expense	$766	$3,348

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Service cost	$3,229	$3,150
Interest cost	3,659	3,675
Expected return on plan assets	(4,483)	(4,600)
Amortization of prior service cost	(53)	(50)
Amortization of other actuarial losses	803	625

	$3,155	$2,800

     The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Service cost	$734	$800
Interest cost	929	975
Amortization of prior service credit	864	850
Amortization of other actuarial gains	(911)	(775)

	$1,616	$1,850

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table presents the components of comprehensive income:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Net income	$30,572	$81,421
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	(171)	145
Available-for-sale securities, net of reclassifications into net income	(38)	1,056
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	(5,432)	4,317
Reclassifications of (gains) losses into net income	9,728	(1,585)

Total comprehensive income	$34,659	$85,354

13. Earnings per Share
     The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Income for basic earnings per share calculation:
Net income allocated to common stockholders	$30,546	$81,056

Weighted average shares outstanding:
Basic weighted average shares outstanding	142,789	143,497
Effect of common stock equivalents under incentive plans	59	961
Effect of common stock equivalents arising from preferred stock	—	138

Diluted weighted average shares outstanding	142,848	144,596

     Options to purchase 1.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2009 because they were antidilutive.
14. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At March 31, 2009, the Company had approximately $92.0 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at March 31, 2009, the cost of purchasing 13.8 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $179.4 million, and the cost of purchasing 3.4 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $78.1 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $5.2 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the consolidated financial statements as of March 31, 2009. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $49.3 million at March 31, 2009, which is not recorded as a liability in the Company’s consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
15. Contingencies
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
16. Segment Information
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

     Operating segment results for the three months ended March 31, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2009
Coal sales	$311,242	$122,557	$247,241	$—	$681,040
Income (loss) from operations	31,214	(7,655)	43,551	(28,538)	38,572
Total assets	1,866,855	2,056,827	1,134,236	(968,169)	4,089,749
Depreciation, depletion and amortization	29,467	19,484	23,634	456	73,041
Capital expenditures	33,779	16,094	12,981	129,032	191,886

Three months ended March 31, 2008
Coal sales	$289,001	$162,053	$248,296	$—	$699,350
Income from operations	32,485	34,061	49,582	596	116,724
Total assets	1,751,366	1,965,108	825,042	(691,177)	3,850,339
Depreciation, depletion and amortization	29,320	21,458	21,804	460	73,042
Capital expenditures	38,177	60,318	22,582	123,414	244,491
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Income from operations	$38,572	$116,724
Interest expense	(20,018)	(20,488)
Interest income	6,468	425

Income before income taxes	$25,022	$96,661

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and under Part II, Item 1A of this report.
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
     In 2009, we expect U.S. power generation to decline approximately 4.0% due to weaker domestic and international economic conditions. We also expect U.S. coal consumption to decline in 2009 in response to reduced consumption for electricity generation, lower metallurgical coal demand resulting from global steel production cuts and increased use of natural gas by some electricity generation facilities. As a result of these market pressures, coupled with continued geological challenges, cost pressures, regulatory hurdles and limited access to capital, we expect coal production and capital spending levels across the domestic coal industry will be curtailed. Due to weakening demand in response to challenging domestic economic conditions, we have decreased our estimates of the amount of coal we plan to sell in 2009. In addition, we have decreased our expected capital expenditures for 2009 and have established other process improvement initiatives and cost containment programs.
     During the first quarter of 2009, we announced our plans to purchase the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $761.0 million. At December 31, 2008, Jacobs Ranch controlled approximately 381 million tons of coal reserves, as reported by Rio Tinto Energy America, which are adjacent to our Black Thunder mining complex. The transaction is subject to certain governmental and regulatory conditions and approvals, including under competition laws and regulations, and other customary conditions. We cannot provide assurance that the transaction will be completed.
Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Summary. Our results during the first quarter of 2009 when compared to the first quarter of 2008 were influenced primarily by lower sales volumes due to weak market conditions, an increase in production costs, a decrease in gains from our coal trading activities from the first quarter of 2008 and an income tax benefit in the first quarter of 2009.
     Revenues. The following table summarizes information about coal sales for the three months ended March 31, 2009 and compares it with the information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$681,040	$699,350	$(18,310)	(2.6)%
Tons sold	30,892	34,828	(3,936)	(11.3)%
Coal sales realization per ton sold	$22.04	$20.08	$1.96	9.8%
     Coal sales decreased in the first quarter of 2009 from the first quarter of 2008 due to lower sales volumes in all segments partially offset by the effect of higher price realizations in all segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 16.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2009 and compares them with the information for the three months ended March 31, 2008:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$547,126	$514,404	$(32,722)	(6.4)%
Depreciation, depletion and amortization	73,041	73,042	1	—
Selling, general and administrative expenses	25,114	25,680	566	2.2
Change in fair value of coal derivatives and coal trading activities, net	(528)	(30,558)	(30,030)	(98.3)
Costs related to acquisition of Jacobs Ranch	3,350	—	(3,350)	N/A
Other operating (income) expense, net	(5,635)	58	5,693	N/A

	$642,468	$582,626	$(59,842)	(10.3)%

     Cost of coal sales. Our cost of coal sales increased in the first quarter of 2009 from the first quarter of 2008 due to higher spending across all operating segments. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 16.
     Depreciation, depletion and amortization. When compared with the first quarter of 2008, higher depreciation and amortization costs in the first quarter of 2009 resulting from capital additions made in 2008 were offset by lower depletion costs resulting from lower production levels.
     Selling, general and administrative expenses. The decrease in selling, general and administrative expenses from the first quarter of 2008 to the first quarter of 2009 is due primarily to a decrease in employee incentive compensation costs of $2.9 million, partially offset by a $1.5 million contribution commitment in the first quarter of 2009 to a company participating in the research and development of technologies for capturing carbon dioxide emissions.

     Change in fair value of coal derivatives and coal trading activities, net. Net gains relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to take advantage of the significant price movements in the coal markets during in the first quarter of 2008.
     Costs related to acquisition of Jacobs Ranch. These costs represent costs we incurred during the first quarter of 2009 related to our announced acquisition of the Jacobs Ranch mine. Under accounting rules we adopted in the first quarter of 2009, the costs of acquiring a business are expensed as incurred.
     Other operating (income) expense, net. The change in net other operating income in the first quarter of 2009 from net other operating expense in the first quarter of 2008 is primarily the result of an increase in the net income from bookouts (the offsetting of coal sales and purchase contracts) of $2.8 million and an increase in income from equity investments of $1.7 million, primarily from our interest in Knight Hawk Holdings, LLC. In addition, in 2008 we recognized $1.8 million of unrealized losses on investments in marketable equity securities.
     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2009 and compares it with information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase (Decrease)
	2009	2008	$	%

Powder River Basin
Tons sold (in thousands)	23,133	25,764	(2,631)	(10.2)%
Coal sales realization per ton sold (1)	$13.25	$11.15	$2.10	18.8%
Operating margin per ton sold (2)	$1.33	$1.22	$0.11	9.0%

Western Bituminous
Tons sold (in thousands)	3,951	5,051	(1,100)	(21.8)%
Coal sales realization per ton sold (1)	$28.11	$26.76	$1.35	5.0%
Operating margin per ton sold (2)	$(2.23)	$6.59	$(8.82)	(133.8)%

Central Appalachia
Tons sold (in thousands)	3,808	4,013	(205)	(5.1)%
Coal sales realization per ton sold (1)	$61.50	$58.07	$3.43	5.9%
Operating margin per ton sold (2)	$10.64	$12.16	$(1.52)	(12.5)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended March 31, 2009, transportation costs per ton were $0.21 for the Powder River Basin, $2.90 for the Western Bituminous region and $3.43 for Central Appalachia. Transportation costs per ton for the three months ended March 31, 2008 were $0.07 for the Powder River Basin, $5.33 for the Western Bituminous region and $3.80 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in the first quarter of 2009 when compared with the first quarter of 2008 is due to our production cutbacks in response to weak market conditions. We idled one dragline in the fourth quarter of 2008 at the Black Thunder mine and have since announced plans to idle another dragline in May 2009. Increases in sales prices during the first quarter of 2009 when compared with the first quarter of 2008 primarily reflect higher pricing from contracts committed during periods of higher prices in 2008, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first quarter of 2009 increased only slightly from the first quarter of 2008 due to an increase in per-ton costs, which partially offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from the effect of spreading fixed costs over lower production levels and higher labor costs, repairs and maintenance costs and sales-sensitive costs. Our diesel purchases are hedged under our risk management program as discussed further under “ Quantitative and Qualitative Disclosures About Market Risk” beginning on page 20.
     Western Bituminous — In the Western Bituminous region, in addition to our production cutbacks in response to weakened coal markets, sales volume decreased during the first quarter of 2009 when compared with the first quarter of 2008 due primarily to a roof fall in January 2009 at the West Elk mining complex in Colorado that halted production for 10 days. Higher sales prices during the first quarter of 2009 when compared to the first quarter of 2008 were the result of higher contract pricing that was achieved after the roll off of lower-priced legacy contracts in 2008, partially offset by adverse quality adjustments attributable to the coal produced from the West Elk complex in the first quarter of 2009. Geologic conditions encountered after the transition to the new coal seam at the West Elk mining complex have increased the ash content of the coal produced. We expect these conditions to continue into the second quarter of 2009, and it is possible that these geologic conditions may impact our coal quality intermittently in the future. We are exploring long-term solutions to deal with these conditions, including the possibility of constructing a small preparation plant at the mine. Higher sales prices were offset by higher per-ton operating costs, resulting in a decrease in operating margin per ton sold. Higher per-ton operating costs resulted from the lower production levels and the West Elk geology issues, as well as higher labor, supplies and repair and maintenance costs.
     Central Appalachia — The decrease in sales volumes in the first quarter of 2009 when compared with the first quarter of 2008 is due primarily to a decrease in 2009 in required volumes under sales contracts that we retained after selling the mining complexes from which they were sourced. Higher realizations in the first quarter of 2009 compared to the first quarter of 2008 from higher base pricing on contracts signed during periods of higher pricing in 2008 were in part offset by a decrease in metallurgical coal sales volumes. We sold 0.4 million tons into metallurgical markets in the first quarter of 2009 compared to 0.8 million tons in the first quarter of 2008, and because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average realizations. Weak economic conditions in the steel industry have affected metallurgical coal demand. Operating margins per ton for the first quarter of 2009 decreased from the first quarter of 2008 despite the increase in sales prices, due primarily to higher labor, supplies and repairs and maintenance costs and an increase tons sold from higher-cost contract mines, which began production in late 2008.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2009 and compares it with the information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(20,018)	$(20,488)	$470	2.3%
Interest income	6,468	425	6,043	N/A

	$(13,550)	$(20,063)	$6,513	32.5%

     The decrease in net interest expense in the first quarter of 2009 compared to the first quarter of 2008 is primarily due to $6.1 million of interest income recorded in the first quarter of 2009 associated with refunds of black lung excise tax. The income recorded in the first quarter of 2009 is an adjustment to our original estimate of the recoverable amount of the refund recorded in the fourth quarter of 2008. Our interest costs in the first quarter of 2009 were lower than in the first quarter of 2008 due to lower interest rates, but the impact was partially offset by a decrease in interest costs capitalized.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The following table summarizes our income taxes for the three months ended March 31, 2009 and compares it with information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$(5,550)	$15,240	$20,790	136.4%
     The benefit from income taxes in the first quarter of 2009 was the result of lower pre-tax income in the first quarter of 2009 when compared with the first quarter of 2008 and the impact of percentage depletion.
Liquidity and Capital Resources
     Credit crisis and economic environment
     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. We believe we have sufficient liquidity under our credit facilities to satisfy working capital requirements and fund capital expenditures, if needed. We had available borrowing capacity of $470.0 million under our lines of credit at March 31, 2009 in addition to our cash on hand. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk.

Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
     Liquidity and capital resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities or other financing arrangements, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facility, accounts receivable securitization or commercial paper programs. The borrowings under these arrangements are classified as current if the underlying credit facilities expire within one year or if, based on cash projections and management plans, we do not have the intent to replace them on a long-term basis. Such plans are subject to change based on our cash needs.
     We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. In response to the economic environment and weakening coal markets, we have decreased our 2009 capital spending plans and have established other process improvement initiatives and cost containment programs in order to reduce costs.
     We are currently evaluating our options of financing the Jacobs Ranch acquisition. These options include cash from operations, borrowings under credit facilities, and other debt instruments.
     Our secured revolving credit facility allows for up to $800.0 million of borrowings and expires June 23, 2011. We had borrowings outstanding under the revolving credit facility of $375.0 million at March 31, 2009 and $205.0 million at December 31, 2008. At March 31, 2009, we had availability of $425.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western Resources, LLC and its subsidiaries. Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at March 31, 2009.
     We entered into an amendment of our revolving credit facility during the first quarter of 2009 that amended certain covenants to make them less restrictive, including those related to lien creation, restricted payments and subsidiary guarantees of debt, in addition to an increase in the maximum leverage ratio, as defined, that we must maintain. In connection with these changes, the borrowing pricing grid was increased by 200 basis points and the rate on the unused portion of the facility was increased to 50 basis points
     We are party to a $175.0 million accounts receivable securitization program whereby eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and was renewed in the first quarter of 2009 and now expires March 31, 2010. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. Outstanding borrowings under the program were approximately $68.6 million at both March 31, 2009 and December 31, 2008. We also had letters of credit outstanding under the securitization program of $59.5 million as of March 31, 2009. At March 31, 2009 we had availability of $45.0 million under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     On March 31, 2009, we entered into an amendment of the accounts receivable securitization program revising certain terms to strengthen the credit quality of the pool of receivables and increasing the interest rate pricing.
     We had commercial paper outstanding of $32.9 million at March 31, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that the availability under our credit facilities is sufficient to satisfy our liquidity needs.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The senior notes are guaranteed by Arch Western Resources, LLC and certain of its subsidiaries and are secured by an intercompany note from Arch Western Resources, LLC to Arch Coal, Inc. The indenture under which the senior notes were issued contains certain restrictive covenants that limit Arch Western Resources, LLC’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments.
     We have filed a universal shelf registration statement on Form S-3 with the SEC that allows us to offer and sell from time to time an unlimited amount of unsecured debt securities consisting of notes, debentures, and other debt securities, common stock, preferred stock, warrants, and/or units. Related proceeds could be used for general corporate purposes, including repayment of other debt, capital expenditures, possible acquisitions and any other purposes that may be stated in any related prospectus supplement.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$57,127	$133,729
Investing activities	(214,659)	(263,960)
Financing activities	114,649	138,385
     Cash provided by operating activities decreased $76.6 million in the first three months of 2009 compared to the first three months of 2008, primarily as a result of a decrease in our profitability in the first quarter of 2009, an increase in days sales outstanding in receivables and an increase in incentive compensation payments.
     Cash used in investing activities for the first three months of 2009 was $49.3 million less than the amount used for the first three months of 2008, primarily due to a $52.6 million reduction in capital expenditures. During the first three months of 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $11.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $30.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first three months of 2008, in addition to a payment of $122.0 million on the Little Thunder lease, we spent approximately $25.0 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $55.0 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008.
     We also advanced $5.8 million to affiliates in the first quarter of 2009, $5.0 million more than in the first quarter of 2008, and in 2009, received reimbursement of $3.2 million on deposits that we made to purchase equipment that we subsequently leased.
     Cash provided by financing activities was $23.7 million less during the first three months of 2009 compared to first three months of 2008, primarily due to the drawing down of our cash balance since December 31, 2008. We also paid costs of $4.4 million in conjunction with the amendments to our credit facilities discussed previously.
     We paid dividends totaling $12.9 million in the first quarter of 2009, $2.9 million more than in the first quarter of 2008, due to an increase in the dividend rate from $0.07 per share to $0.09 per share in April 2008.
     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31
	2009	2008
Ratio of earnings to combined fixed charges and preference dividends	2.09x	4.79x
Critical Accounting Policies
     In the first quarter of 2009, we adopted Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which we refer to as FSP FAS 157-2, which delays the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will accordingly apply Statement No. 157 to all prospective fair value measurements required under generally accepted accounting principles
     In the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we refer to as Statement No. 160. Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. Our net income on the face of the consolidated statement of income for all periods presented now includes income attributable to the noncontrolling interest in our subsidiary, Arch Western Resources, LLC. Earnings per share will continue to be calculated based on income attributable to the controlling interest only. Our equity on the face of the consolidated balance sheets for all periods presented now also includes equity attributable to the noncontrolling interest.
     In the first quarter of 2009, we adopted Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which we refer to as FSP EITF 03-6-01. FSP EITF 03-6-01 clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-01 had no effect on our basic earnings per share calculation for the first quarter of 2009 and resulted in a $0.01 decrease in basic earnings per share for the first quarter of 2008 from what was previously reported.
     Other than the adoption of these standards, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At March 31, 2009, our expected remaining 2009 production (based on the lowered production levels) is committed, of which 5 to 6 million tons are not yet priced. We have expected uncommitted volumes of 25 million to 35 million tons in 2010, with an additional 10 million tons committed but not yet priced. In 2011, we have expected uncommitted volumes of 75 million to 85 million tons, with an additional 10 million tons committed but not yet priced.

     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2009. With respect to our coal trading portfolio at March 31, 2009, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of our trading portfolio is 81% in 2009, 18% in 2010 and 1% in 2011.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 50 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At March 31, 2009, the Company had protected the price of approximately 66% of its remaining expected purchases for fiscal year 2009 and 28% of its expected purchases for fiscal year 2010. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel prices. Since the changes in the floating heating oil price highly correlate to changes in diesel fuel prices, the derivatives qualify for hedge accounting and the changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At March 31, 2009, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $9.0 million increase in the expense related to the heating oil derivatives, which would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2009, $961.6 million of the face amount of our outstanding debt had fixed interest rates, primarily our 6.75% senior notes, and $476.5 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $4.8 million, based on borrowing levels at March 31, 2009.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2008, surface mines at our Coal-Mac mining complex have been identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition, which we refer to as OVEC, in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers allegedly in violation of the Clean Water Act and the National Environmental Policy Act. OVEC petitioned for rehearing on March 30, 2009, and the court required responses by the remaining parties by April 28, 2009. Those responses have been filed, and the parties are awaiting a decision by the court on the petition for rehearing.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 for more information about some of the proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.

     The acquisition of the Jacobs Ranch mine is subject to certain conditions, including the receipt of approvals from certain governmental and regulatory authorities.
     We cannot provide any assurance that the acquisition of the Jacobs Ranch mine will be consummated. The completion of the acquisition is subject to the satisfaction or waiver of certain conditions, including the expiration or termination of applicable waiting periods under certain competition laws and the receipt of consents and agreements from third parties. These third parties may impose conditions on the consummation, or require changes to the terms, of the acquisition. Any such conditions or changes could have the effect of delaying or preventing the consummation of the acquisition or imposing additional costs on us or limiting our revenues following the acquisition. In addition, under certain circumstances, we may incur termination fees if the acquisition agreement is terminated prior to consummation of the transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2009, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2009. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 5, 2009, the approximate dollar value of our common stock that may yet be purchased under this program was $188.6 million.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on April 23, 2009 in the lower level auditorium at our headquarters at One CityPlace Drive, St. Louis, Missouri to elect Frank M. Burke, Patricia F. Godley, Thomas A. Lockhart and Wesley M. Taylor as directors for a three-year term ending at the annual meeting of our stockholders in 2012 and to ratify the appointment of Ernst & Young LLP as our independent public accounting firm.
     The results of the votes were as follows:

	For	Withheld
Frank M. Burke	89,718,970	40,650,826
Patricia F. Godley	128,837,208	1,532,588
Thomas A. Lockhart	89,817,206	40,552,589
Wesley M. Taylor	89,954,989	40,414,806

	For	Against	Abstain	Broker Non-Votes
Ratification of appointment of independent public accountants	129,459,237	624,626	285,929	—
Item 5. Other Information.
     None.

Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description

2.1	Amendment No. 1 to Agreement, dated as of February 5, 2009, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated by reference to Exhibit 2.6 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

2.2	Membership Interest Purchase Agreement, dated as of March 8, 2009, by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on March 12, 2009).*

2.3	First Amendment to Membership Interest Purchase Agreement, dated as of April 16, 2009, by and between Rio Tito Sage LLC and Arch Coal, Inc.

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Arch Coal, Inc. Bylaws, as amended effective as of December 5, 2008 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on December 10, 2008).

10.1	Form of Performance Unit Contract (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on February 23, 2009).

10.2	Third Amendment to Credit Agreement, dated as of March 6, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 12, 2009).

10.3	Fourth Amendment to Receivables Purchase Agreement, dated as of March 31, 2009, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

*	Certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer
May 8, 2009