Form 10-Q
period 2009-06-30
ARCH COAL INC
filed 2009-08-07
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule, 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 6, 2009 there were 162,471,165 shares of the registrant’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
		(unaudited)
REVENUES
Coal sales	$554,612	$785,117	$1,235,652	$1,484,467

COSTS, EXPENSES AND OTHER
Cost of coal sales	467,521	568,483	1,014,647	1,082,887
Depreciation, depletion and amortization	68,477	71,953	141,518	144,995
Selling, general and administrative expenses	21,627	33,022	46,741	58,702
Change in fair value of coal derivatives and coal trading activities, net	(6,458)	(53,160)	(6,986)	(83,718)
Costs related to acquisition of Jacobs Ranch	3,025	—	6,375	—
Other operating income, net	(6,889)	(4,405)	(12,524)	(4,347)

	547,303	615,893	1,189,771	1,198,519

Income from operations	7,309	169,224	45,881	285,948

Interest expense, net:
Interest expense	(20,657)	(18,721)	(40,675)	(39,209)
Interest income	417	468	6,885	893

	(20,240)	(18,253)	(33,790)	(38,316)

Income (loss) before income taxes	(12,931)	150,971	12,091	247,632
Provision for (benefit from) income taxes	2,230	37,700	(3,320)	52,940

Net income (loss)	(15,161)	113,271	15,411	194,692
Less: Net (income) loss attributable to noncontrolling interest	35	(274)	42	(548)

Net income (loss) attributable to Arch Coal, Inc.	$(15,126)	$112,997	$15,453	$194,144

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$(0.11)	$0.78	$0.11	$1.35
Diluted earnings (loss) per common share	$(0.11)	$0.78	$0.11	$1.34

Basic weighted average shares outstanding	142,815	144,120	142,802	143,809
Diluted weighted average shares outstanding	142,815	145,049	142,924	144,823

Dividends declared per common share	$0.09	$0.09	$0.18	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,560	$70,649
Trade accounts receivable	172,085	215,053
Other receivables	31,105	43,419
Inventories	240,828	191,568
Prepaid royalties	23,582	43,780
Deferred income taxes	23,872	52,918
Coal derivative assets	23,408	43,173
Other	40,461	45,818

Total current assets	605,901	706,378

Property, plant and equipment, net	2,783,686	2,703,083

Other assets:
Prepaid royalties	92,468	66,918
Goodwill	46,832	46,832
Deferred income taxes	315,605	294,682
Equity investments	88,864	87,761
Other	95,641	73,310

Total other assets	639,410	569,503

Total assets	$4,028,997	$3,978,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$140,739	$186,322
Coal derivative liabilities	7,036	10,757
Accrued expenses and other current liabilities	187,068	249,203
Current maturities of debt and short-term borrowings	195,522	213,465

Total current liabilities	530,365	659,747
Long-term debt	1,240,793	1,098,948
Asset retirement obligations	265,904	255,369
Accrued pension benefits	75,976	73,486
Accrued postretirement benefits other than pension	60,250	58,163
Accrued workers’ compensation	26,527	30,107
Other noncurrent liabilities	69,724	65,526

Total liabilities	2,269,539	2,241,346

Redeemable noncontrolling interest	8,844	8,885

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 144,400 and 144,345 shares, respectively	1,448	1,447
Paid-in capital	1,388,454	1,381,496
Treasury stock, 1,512 shares at June 30, 2009 and December 31, 2008, at cost	(53,848)	(53,848)
Retained earnings	468,462	478,734
Accumulated other comprehensive loss	(53,902)	(79,096)

Total stockholders’ equity	1,750,614	1,728,733

Total liabilities and stockholders’ equity	$4,028,997	$3,978,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income	$15,411	$194,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	141,518	144,995
Prepaid royalties expensed	17,173	16,544
Gain on dispositions of property, plant and equipment	(286)	(179)
Employee stock-based compensation	6,901	6,921
Changes in:
Receivables	60,982	(21,572)
Inventories	(49,260)	500
Coal derivative assets and liabilities	16,830	(88,769)
Accounts payable, accrued expenses and other current liabilities	(51,760)	52,239
Deferred income taxes	(5,751)	10,926
Other	8,433	19,218

Cash provided by operating activities	160,191	335,515

INVESTING ACTIVITIES
Capital expenditures	(246,562)	(336,080)
Proceeds from dispositions of property, plant and equipment	715	1,070
Purchases of investments and advances to affiliates	(9,463)	(2,994)
Additions to prepaid royalties	(22,524)	(19,079)
Reimbursement of deposits on equipment	3,209	2,455

Cash used in investing activities	(274,625)	(354,628)

FINANCING ACTIVITIES
Net increase in borrowings under lines of credit and commercial paper program	134,349	41,016
Net payments on other debt	(9,763)	(8,895)
Debt financing costs	(4,574)	(219)
Dividends paid	(25,725)	(22,996)
Issuance of common stock under incentive plans	58	6,288

Cash provided by financing activities	94,345	15,194

Decrease in cash and cash equivalents	(20,089)	(3,919)
Cash and cash equivalents, beginning of period	70,649	5,080

Cash and cash equivalents, end of period	$50,560	$1,161

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     New Accounting Pronouncements
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. Because the noncontrolling interest in Arch Western is redeemable, it is presented in the “mezzanine” between liabilities and equity. The adoption of Statement No. 160 resulted in a decrease in other liabilities of $8.9 million as of December 31, 2008 from what was previously reported for the reclassification of the noncontrolling interest in Arch Western. The adoption of Statement No. 160 resulted in an increase in other operating income, net and an increase in net income of $0.3 million for the three months ended June 30, 2008 from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western. For the six months ended June 30, 2008 the adoption of Statement No. 160 resulted in an increase in other operating income, net and an increase in net income of $0.5 million from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western.
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“Statement No. 161”). Statement No. 161 requires additional disclosures about derivatives and hedging activities, including qualitative disclosures about objectives for using derivatives. It also requires tabular disclosures about the gross fair value of derivative instruments, gains and losses from derivative instruments by type of contract, and the locations of these amounts in the interim and annual financial statements. See Note 5, “Derivatives” for the disclosures required by Statement No. 161.
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
     On January 1, 2009, the Company adopted Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-01”). FSP EITF 03-6-01 clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-01 had no effect on basic or diluted earnings per share for the three and six months ended June 30, 2009 and June 30, 2008.
     On January 1, 2009, the Company adopted Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) prospectively for the Company’s fair value measurements other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 deferred the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 is effective for all fair value measurements prescribed by generally accepted accounting principles for nonfinancial assets and nonfinancial liabilities after the date of adoption; however, there was no transition impact upon initial adoption.
     In June 2009, Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165”) became effective. Statement No. 165 describes circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and requires disclosures related to those events. See Note 17, “Subsequent Events” for the disclosures required by Statement No. 165.
3. Business Combinations
     On March 8, 2009, the Company entered into an agreement to purchase the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $761.0 million. At December 31, 2008, Jacobs Ranch controlled approximately 381 million tons of coal reserves as reported by Rio Tinto Energy America, which are adjacent to the Company’s Black Thunder mining complex. The Company recognized costs of $3.0 million and $6.4 million related to the potential acquisition in the accompanying condensed consolidated statement of income for the three and six months ended June 30, 2009, respectively, in accordance with Statement No. 141(R). The completion of the transaction is subject to certain governmental and regulatory conditions and approvals, including those under competition laws and regulations, and other customary conditions. There can be no assurance that the transaction will be completed as contemplated in the agreement.
4. Fair Value Measurements
     Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange.

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.

     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Investments in equity securities	$3,018	$2,329	$—	$689
Derivatives	23,408	2,130	20,447	831

Total assets	$26,426	$4,459	$20,447	$1,520

Liabilities:
Derivatives	$22,068	$—	$26,232	$(4,164)

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
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In thousands)
Beginning balance	$2,666	$1,050
Realized and unrealized losses recognized in earnings	(801)	(1,188)
Realized and unrealized gains recognized in other comprehensive income	2,160	2,480
Settlements, purchases and issuances	1,659	3,342

Ending balance	$5,684	$5,684

     Net unrealized gains during the three and six months ended June 30, 2009 related to level 3 financial instruments held on June 30, 2009 were $0.6 million and $0.8 million, respectively.
5. Derivatives
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 45-50 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At June 30, 2009, the Company had protected the price of approximately 67% of its remaining expected purchases for fiscal year 2009 and 54% of its expected purchases for fiscal year 2010. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 34.7 million gallons as of June 30, 2009.
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
     At June 30, 2009, the Company held derivatives for risk management purposes totaling 0.4 million tons of coal purchases that are expected to settle during the remainder of 2009 and 0.1 million tons of coal purchases that are expected to settle in 2010.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include nonderivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 63% in the remainder of 2009, 25% in 2010 and 12% in 2011.
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
As of June 30, 2009
(in thousands)

	Fair Value
	Asset		Liability
	Derivatives		Derivatives
Derivatives Designated as Hedging Instruments
Heating oil	$9,171	[1]	$(24,203)	[1]
Coal	3,172	[2]	(19,846)	[2]

Total	12,343		(44,049)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	122,801	[2]	(95,531)	[2]
Coal	6,593	[2]	(817)	[2]

Total	129,394		(96,348)

Total derivatives	141,737		(140,397)
Effect of counterparty netting	(118,329)		118,329

Total derivatives as classified in the balance sheet	$23,408		$(22,068)

Location in the Balance Sheet

1 — Accrued expenses and other current liabilities ($15,032)

2 — Coal derivative assets ($23,408) and Coal derivative liabilities ($7,036)
     The Company had a current liability for the obligation to return cash collateral of $0.1 million at June 30, 2009 and had a current asset for the right to reclaim cash collateral of $6.6 million at December 31, 2008. These amounts are not included with the derivatives presented in the table above.

     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended June 30, 2009
(in thousands)

	Gain on Derivatives		Hedged Items in	Loss on Hedged Items
Derivatives used in	Used in Fair Value		Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships		Relationships	Relationships
Coal	$1,604	[1]	Firm commitments	$(1,604	) [1]

				Gain (Loss)
				Recognized in
		Losses		Income (Ineffective
	Gain (Loss)	Reclassified from		Portion and Amount
Derivatives used in	Recognized in OCI	OCI into Income		Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
Heating oil	$11,604	$(14,367	) [2]	$—
Coal sales	374	—	[1]	—
Coal purchases	(570)	(5,440	) [1]	—

Totals	$11,408	$(19,807)		$—

Derivatives Not Designated as
Hedging Instruments	Gain
Coal	$507	[3]

Location in Statement of Income:

1-Coal sales

2-Cost of coal sales

3-Change in fair value of coal derivatives and coal trading activities, net
     During the three months ended June 30, 2009, the Company recognized net unrealized and realized gains related to its trading portfolio (including derivative and non-derivative contracts) of $6.0 million as included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statement of income. These gains are not included in the above table.
Six Months Ended June 30, 2009
(in thousands)

	Loss on Derivatives		Hedged Items in	Gain on Hedged Items
Derivatives used in	Used in Fair Value		Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships		Relationships	Relationships
Coal	$(1,584	) [2]	Firm commitments	$1,584	[1]

				Gain (Loss)
				Recognized in
		Losses		Income (Ineffective
	Gain (Loss)	Reclassified from		Portion and Amount
Derivatives used in	Recognized in OCI	OCI into Income		Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)		Effectiveness Testing)
Heating oil	$8,739	$(26,584	) [2]	$—
Coal sales	(1,316)	(2,984	) [1]	—
Coal purchases	(4,502)	(5,440	) [2]	—

Totals	$2,921	$(35,008)		$—

Derivatives Not Designated as
Hedging Instruments	Gain
Coal	$688	[3]

Location in Statement of Income:

1-Coal sales

2-Cost of coal sales

3-Change in fair value of coal derivatives and coal trading activities, net

     During the six months ended June 30, 2009, the Company recognized net unrealized and realized gains related to its trading portfolio (including derivative and non-derivative contracts) of $6.3 million as included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statement of income. These gains are not included in the above table.
     During the next twelve months, based on fair values at June 30, 2009, losses on derivative contracts designated as hedge instruments in cash flow hedges of approximately $29.1 million are expected to be reclassified from other comprehensive income into earnings.
6. Stock-Based Compensation
     During the six months ended June 30, 2009, the Company granted options to purchase approximately 1.0 million shares of common stock with a weighted average exercise price of $14.06 per share and a weighted average grant-date fair value of $6.62 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 1.75%, a weighted average dividend yield of 2.56% and a weighted average volatility of 69.32%. The options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 35,000 shares of restricted stock during the six months ended June 30, 2009 at a weighted average grant-date fair value of $14.05 per share. The restricted stock vests in three to four years.
     The Company recognized stock-based compensation expense from all plans of $3.4 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively, and $6.9 million and $8.0 million for the six months ended June 30, 2009, and 2008, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
7. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Coal	$106,332	$64,683
Repair parts and supplies, net of allowance	134,496	126,885

	$240,828	$191,568

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.9 million at June 30, 2009, and $12.7 million at December 31, 2008.
8. Debt

	June 30,	December 31,
	2009	2008
	(In thousands)
Commercial paper	$38,744	$65,671
Indebtedness to banks under credit facilities	434,872	273,597
6.75% senior notes ($950.0 million face value) due July 1, 2013	955,465	956,148
Other	7,234	16,997

	1,436,315	1,312,413
Less current maturities of debt and short-term borrowings	195,522	213,465

Long-term debt	$1,240,793	$1,098,948

     The current maturities of debt include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans. The Company had availability of $425.0 million under its credit facilities at June 30, 2009.
     On March 6, 2009, the Company entered into an amendment (the “Credit Amendment”) to its $800.0 million secured revolving credit facility. The Credit Amendment amended certain covenants to make them less restrictive, including those related to lien creation, restricted payments and subsidiary guarantees of debt, in addition to an increase in the maximum leverage ratio, as defined, that the Company must maintain. In connection with these changes, the borrowing pricing grid was increased by 200 basis points and the rate on the unused portion of the facility was increased to 50 basis points. As of June 30, 2009 and December 31, 2008, the Company had $375.0 million and $205.0 million of borrowings outstanding under the revolving credit facility, respectively. At June 30, 2009, the Company had availability of $425.0 million under the revolving credit facility.
     On March 31, 2009, the Company entered into an amendment to its accounts receivable securitization program revising certain terms to strengthen the credit quality of the pool of receivables and increasing the interest rate. The credit facility supporting the borrowings under the program was also renewed and now expires March 31, 2010. The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million, as limited by eligible accounts receivable. The Company had borrowings under the program of $59.9 million at June 30, 2009 and $68.6 million at December 31, 2008. The Company also had letters of credit outstanding under the securitization program of $60.5 million as of June 30, 2009. At June 30, 2009, the Company had no availability under the accounts receivable securitization program.
     Economic conditions have impacted the Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program. The commercial paper placement program is supported by a line of credit that has been renewed and expires on April 30, 2010.
     At June 30, 2009 and December 31, 2008, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,347.7 million and $1,178.0 million, respectively.
9. Taxes
     As part of the Emergency Economic Stabilization Act enacted on October 3, 2008, the Company filed for black lung excise tax refunds on taxes paid on export sales subsequent to October 1, 1990, along with interest computed at statutory rates. The Company recognized refunds of $11.0 million, plus interest of $10.3 million, in the fourth quarter of 2008. The Internal Revenue Service has approved the Company’s claim for refund and the Company recorded income of $6.8 million during the six months ended June 30, 2009, to adjust the estimated amount to be received, of which $6.1 million is reflected in the caption interest income in the accompanying condensed consolidated income statement, with the remainder in cost of coal sales. As of June 30, 2009 the Company has received all of the refunds recognized.
10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Self-insured occupational disease benefits:
Service cost	$145	$325	$265	$650
Interest cost	167	275	279	550
Net amortization	(469)	(450)	(1,440)	(900)

Total occupational disease	(157)	150	(896)	300
Traumatic injury claims and assessments	2,047	2,062	3,552	5,260

Total workers’ compensation expense	$1,890	$2,212	$2,656	$5,560

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Service cost	$3,493	$3,150	$6,722	$6,300
Interest cost	4,303	3,675	7,962	7,350
Expected return on plan assets	(4,377)	(4,600)	(8,860)	(9,200)
Amortization of prior service cost	150	(50)	97	(100)
Amortization of other actuarial gains and losses	1,180	625	1,983	1,250
Curtailments	586	—	586	—

	$5,335	$2,800	$8,490	$5,600

     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Service cost	$897	$668	$1,631	$1,468
Interest cost	1,088	883	2,017	1,858
Amortization of prior service cost	1,026	879	1,890	1,729
Amortization of other actuarial gains and losses	(795)	(1,047)	(1,706)	(1,822)

	$2,216	$1,383	$3,832	$3,233

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(15,161)	$113,271	$15,411	$194,692
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	1,073	(45)	902	100
Available-for-sale securities, net of reclassifications into net income	(56)	119	(94)	1,175
Unrealized gains and losses on derivatives:
Unrealized gains on derivatives	7,301	5,577	1,870	9,894
Reclassifications of losses into net income	12,678	2,218	22,405	633

Total comprehensive income	$5,835	$121,140	$40,494	$206,494

13. Earnings per Share
     The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common stockholders	$(15,109)	$112,871	$15,436	$193,928

Weighted average shares outstanding:
Basic weighted average shares outstanding	142,815	144,120	142,802	143,809
Effect of common stock equivalents under incentive plans	—	929	122	945
Effect of common stock equivalents arising from Preferred Stock	—	—	—	69

Diluted weighted average shares outstanding	142,815	145,049	142,924	144,823

     The effect of options to purchase 1.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for both the three and six months ended June 30, 2009 because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The additional dilutive effect of options, restricted stock and restricted stock units totaling 2.5 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended June 30, 2009 because of the net loss for the quarter.
14. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At June 30, 2009, the Company had approximately $91.6 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at June 30, 2009, the cost of purchasing 13.6 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $208.7 million, and the cost of purchasing 3.3 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $62.8 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $4.4 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the consolidated financial statements as of June 30, 2009. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $46.9 million at June 30, 2009, which is not recorded as a liability in the Company’s consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three and six months ended June 30, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended June 30, 2009
Coal sales	$268,558	$112,081	$173,973	$—	$554,612
Income (loss) from operations	18,093	(4,457)	12,282	(18,609)	7,309
Depreciation, depletion and amortization	27,695	18,879	21,416	487	68,477
Capital expenditures	8,092	27,412	17,548	1,624	54,676

Three months ended June 30, 2008
Coal sales	$284,347	$194,576	$306,194	$—	$785,117
Income from operations	24,720	44,127	79,503	20,874	169,224
Depreciation, depletion and amortization	28,501	19,843	23,148	461	71,953
Capital expenditures	38,385	34,498	17,987	719	91,589

Six months ended June 30, 2009
Coal sales	$579,800	$234,638	$421,214	$—	$1,235,652
Income (loss) from operations	49,307	(12,112)	55,833	(47,147)	45,881
Total assets	1,880,823	2,070,520	1,141,956	(1,064,302)	4,028,997
Depreciation, depletion and amortization	57,162	38,363	45,050	943	141,518
Capital expenditures	41,871	43,506	30,529	130,656	246,562

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Six months ended June 30, 2008
Coal sales	$573,348	$356,629	$554,490	$—	$1,484,467
Income from operations	57,205	78,188	129,085	21,470	285,948
Total assets	1,763,537	2,032,949	904,545	(752,357)	3,948,674
Depreciation, depletion and amortization	57,821	41,301	44,952	921	144,995
Capital expenditures	76,562	94,818	40,569	124,131	336,080
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Income from operations	$7,309	$169,224	$45,881	$285,948
Interest expense	(20,657)	(18,721)	(40,675)	(39,209)
Interest income	417	468	6,885	893

Income (loss) before income taxes	$(12,931)	$150,971	$12,091	$247,632

17. Subsequent Events
     The Company’s management evaluated the period from June 30, 2009 to August 7, 2009 for items requiring recognition or disclosure in the financial statements. No events that require recognition in the financial statements were identified.
     On July 31, 2009, the Company sold 17 million shares of its common stock at a public offering price of $17.50 per share and issued $600 million in aggregate principal amount of 8.750% senior unsecured notes due 2016 at an initial issue price of 97.464%. On August 6, 2009, the Company issued an additional 2.55 million shares of its common stock under the same terms and conditions to cover over-allotments. The Company plans to use the net proceeds from these offerings to finance the acquisition of the Jacobs Ranch mining complex, as discussed in Note 3, “Business Combinations”. There were no other events occurring during the evaluation period that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and under Part III, Item 1A of this report.
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
          We estimate that year-to-date U.S. power generation has declined approximately 4.2% through the third week of July 2009 in response to weak domestic and international economic conditions. U.S. coal consumption has declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation caused by the current U.S. economic recession. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, we expect that coal production and capital spending across the domestic coal industry have been, and will continue to be, curtailed.
     In response to weakened demand caused by challenging domestic and international economic conditions, we have curtailed production in all operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal currently being produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we have laid off 61 employees, discontinued the use of 38 contractors and plan to reduce production by more than 2.5 million tons at the West Elk mining complex in 2009. In Central Appalachia, we achieved production cutbacks by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex, which included the layoff of 85 employees. In addition, we have decreased our expected capital expenditures for 2009 and have established other process improvement initiatives and cost containment programs.
Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Summary. Our results during the second quarter of 2009 when compared to the second quarter of 2008 were influenced primarily by lower sales volumes due to weak market conditions, more production days spent in longwall moves, and a decrease in gains from our coal trading activities as compared to the second quarter of 2008.
     Revenues. The following table summarizes information about coal sales for the three months ended June 30, 2009 and compares it with the information for the three months ended June 30, 2008:

	Three Months Ended June 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$554,612	$785,117	$(230,505)	(29.4)%
Tons sold	27,658	34,820	(7,162)	(20.6)%
Coal sales realization per ton sold	$20.05	$22.55	$(2.50)	(11.1)%
     Coal sales decreased in the second quarter of 2009 from the second quarter of 2008 primarily due to lower sales volumes in all segments, lower volumes of metallurgical coal sales in our Central Appalachia region, regional sales mix, and a decrease in transportation costs that are charged to customers. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 17.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2009 and compares them with the information for the three months ended June 30, 2008:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$467,521	$568,483	$100,962	17.8%
Depreciation, depletion and amortization	68,477	71,953	3,476	4.8
Selling, general and administrative expenses	21,627	33,022	11,395	34.5
Change in fair value of coal derivatives and coal trading activities, net	(6,458)	(53,160)	(46,702)	(87.9)
Costs related to acquisition of Jacobs Ranch	3,025	—	(3,025)	N/A
Other operating income, net	(6,889)	(4,405)	2,484	56.4

	$547,303	$615,893	$68,590	11.1%

     Cost of coal sales. Our cost of coal sales decreased in the second quarter of 2009 from the second quarter of 2008 primarily due to the lower sales volumes in all operating segments. We have provided more information about our operating segments sales and profitability under the heading “Operating segment results” beginning on page 17.
     Depreciation, depletion and amortization. When compared with the second quarter of 2008, lower depreciation and amortization costs in the second quarter of 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method.
     Selling, general and administrative expenses. The decrease in selling, general and administrative expenses from the second quarter of 2008 to the second quarter of 2009 is due primarily to a decrease in employee incentive compensation costs of $2.8 million and a decrease of $10.3 million in costs associated with our deferred compensation plan, where amounts to be paid to participants are impacted by changes in the value of our common stock. In the second quarter of 2008, our stock price rose $31.53 per share, which increased the amounts due to participants under the plan. An increase in legal and other professional fees of $1.6 million partially offset the effect of the decrease in compensation-related costs.

     Change in fair value of coal derivatives and coal trading activities, net. Net gains relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to take advantage of the significant price movements in the coal markets during the second quarter of 2008.
     Costs related to acquisition of Jacobs Ranch. These costs represent costs we incurred during the second quarter of 2009 related to our announced acquisition of the Jacobs Ranch mine. Under accounting rules we adopted in the first quarter of 2009, the costs of acquiring a business are expensed as incurred.
     Other operating income, net. The change in net other operating income in the second quarter of 2009 from the second quarter of 2008 is primarily the result of an increase of approximately $4.0 million in net income from bookouts (the offsetting of coal sales and purchase contracts) and customer tonnage cancellations, partially offset by a decrease in transloading and leasing income.
     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2009 and compares it with information for the three months ended June 30, 2008:

	Three Months Ended June 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	21,305	24,810	(3,505)	(14.1)%
Coal sales realization per ton sold (1)	$12.56	$11.38	$1.18	10.4%
Operating margin per ton sold (2)	$0.72	$0.94	$(0.22)	(23.3)%

Western Bituminous
Tons sold (in thousands)	3,475	5,722	(2,247)	(39.3)%
Coal sales realization per ton sold (1)	$29.93	$29.91	$0.02	0.1%
Operating margin per ton sold (2)	$(1.56)	$7.54	$(9.10)	(120.7)%

Central Appalachia
Tons sold (in thousands)	2,879	4,288	(1,409)	(32.9)%
Coal sales realization per ton sold (1)	$58.54	$67.18	$(8.64)	(12.9)%
Operating margin per ton sold (2)	$3.10	$18.30	$(15.20)	(83.1)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2009, transportation costs per ton were $0.05 for the Powder River Basin, $2.33 for the Western Bituminous region and $1.88 for Central Appalachia. For the three months ended June 30, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.09 for the Western Bituminous region and $4.23 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in the second quarter of 2009 when compared with the second quarter of 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with related equipment. Increases in sales prices during the second quarter of 2009 when compared with the second quarter of 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the second quarter of 2009 decreased from the second quarter of 2008 due to an increase in per-ton costs, which more than offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels and higher hedged diesel fuel costs. Our diesel fuel purchases are hedged under our risk management program as discussed further under Quantitative and Qualitative Disclosures About Market Risk beginning on page 24.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in the second quarter of 2009 than in the second quarter of 2008 due to more production days spent in longwall moves in 2009 as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-

2010, with estimated capital costs of $25 million to $30 million. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins in the second quarter of 2009 were the result of the West Elk quality issues and lower production levels.
     Central Appalachia — The decrease in sales volumes in the second quarter of 2009 when compared with the second quarter of 2008 was due to weaker market demand. In response to the weakened demand, we reduced our production by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex. Weak economic conditions have affected demand for metallurgical coal, and lower realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes, which offset the impact of higher base pricing during the second quarter of 2009 on steam coal contracts signed during 2008, when market conditions were more favorable. We sold 0.3 million tons into metallurgical markets in the second quarter of 2009 compared to 1.3 million tons in the second quarter of 2008, and because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average realizations. Also impacting our operating margin was an increase in operating costs per ton of $6.56 for the second quarter of 2009 from the second quarter of 2008 due primarily to the lower production levels.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2009 and compares it with the information for the three months ended June 30, 2008:

	Three Months Ended June 30		Decrease in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(20,657)	$(18,721)	$(1,936)	(10.3)%
Interest income	417	468	(51)	(10.9)

	$(20,240)	$(18,253)	$(1,987)	(10.9)%

     The increase in net interest expense in the second quarter of 2009 compared to the second quarter of 2008 is primarily due to a decrease in interest costs capitalized in the second quarter of 2009 and higher borrowing levels, partially offset by the impact of lower interest rates and a $1.4 million reduction of interest expense in the second quarter of 2009 related to tax settlements. Interest costs capitalized were $0.2 million during the second quarter of 2009, compared with $3.0 million during the second quarter of 2008.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended June 30, 2009 and compares it with information for the three months ended June 30, 2008:

	Three Months Ended June 30		Increase in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Provision for income taxes	$2,230	$37,700	$35,470	94.1%
     The provision for income taxes for the three months ended June 30, 2009 represents the adjustment needed to reflect the benefit for the six months ended June 30, 2009 at the estimated annual effective tax rate for the year ended December 31, 2009.

     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Summary. Our results during the first six months of 2009 when compared to the first six months of 2008 were influenced primarily by lower sales volumes due to weak market conditions, more production days spent in longwall moves, and a decrease in gains from our coal trading activities.
     Revenues. The following table summarizes information about coal sales for the six months ended June 30, 2009 and compares it with the information for the six months ended June 30, 2008:

	Six Months Ended June 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,235,652	$1,484,467	$(248,815)	(16.8)%
Tons sold	58,550	69,648	(11,098)	(15.9)%
Coal sales realization per ton sold	$21.10	$21.31	$(0.21)	(1.0)%
     Coal sales decreased in the six months ended June 30, 2009 from the six months ended June 30, 2008 primarily due to lower sales volumes in all operating regions. Average sales prices during the six months ended June 30, 2009 were lower than during the six months ended June 30, 2008 due to regional sales mix, a decrease in metallurgical sales volumes in our Central Appalachia region and a decrease in transportation costs that we charge to customers, which offset the impact of generally higher base pricing. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 20.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2009 and compares them with the information for the six months ended June 30, 2008:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,014,647	$1,082,887	$68,240	6.3%
Depreciation, depletion and amortization	141,518	144,995	3,477	2.4
Selling, general and administrative expenses	46,741	58,702	11,961	20.4
Change in fair value of coal derivatives and coal trading activities, net	(6,986)	(83,718)	(76,732)	(91.7)
Costs related to acquisition of Jacobs Ranch	6,375	—	(6,375)	N/A
Other operating income, net	(12,524)	(4,347)	8,177	188.1

	$1,189,771	$1,198,519	$8,748	0.7%

     Cost of coal sales. Our cost of coal sales decreased in the six months ended June 30, 2009 from the six months ended June 30, 2008 due to the lower sales volumes across all operating segments. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 20.
     Depreciation, depletion and amortization. When compared with the six months ended June 30, 2008, lower depreciation and amortization costs in the six months ended June 30, 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method.
     Selling, general and administrative expenses. The decrease in selling, general and administrative expenses from the six months ended June 30, 2008 to the six months ended June 30, 2009 is due primarily to a decrease in employee incentive compensation costs of $5.2 million and a decrease of $10.4 million in costs associated with our deferred compensation plan, where amounts to be paid to participants are impacted by changes in the value of our common stock, primarily due to changes in our stock price in the first half of 2008. An increase in legal and other professional fees of $1.9 million and a $1.5 million contribution expense in 2009 to a company participating in the research and development of technologies for capturing carbon dioxide emissions partially offset the effect of the decrease in compensation-related costs.
     Change in fair value of coal derivatives and coal trading activities, net. Net gains relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to take advantage of the significant price movements in the coal markets during 2008.

     Costs related to acquisition of Jacobs Ranch. These costs represent costs we incurred during the six months ended June 30, 2009 related to our announced acquisition of the Jacobs Ranch mine. Under accounting rules we adopted in the first quarter of 2009, the costs of acquiring a business are expensed as incurred.
     Other operating income, net. The increase in net other operating income in 2009 from 2008 is primarily the result of an increase in net income of approximately $7.0 million from bookouts (the offsetting of coal sales and purchase contracts) and customer tonnage cancellations, and an increase in income from equity investments of $2.4 million, primarily from our interest in Knight Hawk Holdings, LLC. In addition, in 2008 we recognized unrealized losses of $1.9 million on investments in marketable equity securities.
     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2009 and compares it with information for the six months ended June 30, 2008:

	Six Months Ended June 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	44,437	50,574	(6,137)	(12.1)%
Coal sales realization per ton sold (3)	$12.92	$11.27	$1.65	14.6%
Operating margin per ton sold (4)	$1.04	$1.09	$(0.05)	(4.6)%

Western Bituminous
Tons sold (in thousands)	7,426	10,773	(3,347)	(31.1)%
Coal sales realization per ton sold (3)	$28.96	$28.43	$0.53	1.9%
Operating margin per ton sold (4)	$(1.92)	$7.09	$(9.01)	(127.1)%

Central Appalachia
Tons sold (in thousands)	6,687	8,301	(1,614)	(19.5)%
Coal sales realization per ton sold (3)	$60.23	$62.78	$(2.55)	(4.1)%
Operating margin per ton sold (4)	$7.39	$15.34	$(7.95)	(51.8)%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six months ended June 30, 2009, transportation costs per ton were $0.13 for the Powder River Basin, $2.63 for the Western Bituminous region and $2.76 for Central Appalachia. For the six months ended June 30, 2008, transportation costs per ton were $0.04 for the Powder River Basin, $4.67 for the Western Bituminous region and $4.02 for Central Appalachia.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with related equipment. Increases in sales prices during 2009 when compared with 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in 2009 decreased from 2008 due to an increase in per-ton costs, which more than offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels and higher labor, repairs and maintenance, and sales-sensitive costs, as well as higher hedged diesel fuel costs. Our diesel fuel purchases are hedged under our risk management program as discussed further under Quantitative and Qualitative Disclosures About Market Risk beginning on page 24.
     Western Bituminous —In the Western Bituminous region, we sold fewer tons in 2009 than in the 2008 due to more production days spent in longwall moves in 2009 as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues at the mine, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million.The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during the first half of 2009 were the result of the West Elk quality issues and the lower production levels.

     Central Appalachia — The decrease in sales volumes in 2009 when compared with 2008 is due to weaker market demand. In response to the weakened demand, we reduced our production in Central Appalachia by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex. Economic conditions have also affected demand for metallurgical coal, and lower realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes, which offset the impact of higher base pricing on steam coal contracts signed during 2008, when market conditions were more favorable. We sold 0.7 million tons into metallurgical markets in 2009 compared to 2.2 million tons in 2008, and because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average realizations. Also impacting our operating margin was an increase in operating costs per ton of $5.40 in the first half of 2009 from the first half of 2008, due primarily to the lower production levels.
     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2009 and compares it with the information for the six months ended June 30, 2008:

			Increase (Decrease) in
	Six Months Ended June 30		Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(40,675)	$(39,209)	$(1,466)	(3.7)%
Interest income	6,885	893	5,992	N/A

	$(33,790)	$(38,316)	$4,526	11.8%

     The decrease in net interest expense in 2009 compared to 2008 is primarily due to $6.1 million of interest income recorded in 2009 associated with refunds of black lung excise tax. The income recorded in 2009 is an adjustment to our original estimate of the recoverable amount of the refund recorded in the fourth quarter of 2008. A decrease in interest costs capitalized resulted in an increase in interest expense, despite lower interest costs in 2009 due to lower interest rates. Interest costs capitalized were $0.4 million during 2009, compared with $5.0 million during 2008.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The following table summarizes our income taxes for the six months ended June 30, 2009 and compares it with information for the six months ended June 30, 2008:

	Six Months Ended June 30		Increase in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$(3,320)	$52,940	$56,260	106.3%
     The benefit from income taxes in the first half 2009 was the result of lower pre-tax income in 2009 when compared with 2008 and the impact of percentage depletion.
Liquidity and Capital Resources
     Credit crisis and economic environment
     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. We believe we have sufficient liquidity under our credit facilities to satisfy working capital requirements and fund capital expenditures, if needed. We had available borrowing capacity of $425.0 million under our lines of credit at June 30, 2009 in addition to our cash on hand of approximately $51 million. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
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
     We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. In response to the economic environment and weakening coal markets, we have decreased our 2009 capital spending plans and have established other process improvement initiatives and cost containment programs in order to reduce costs. In fiscal 2009, we expect to spend approximately $190 million less on capital expenditures than we did during 2008.
     On July 31, 2009, we sold 17 million shares of our common stock at a public offering price of $17.50 per share pursuant to an automatically effective shelf registration statement on Form S-3 and prospectus previously filed and issued $600 million in aggregate principal amount of 8.750% senior unsecured notes due 2016 at an initial issue price of 97.464% in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. On August 6, 2009, we issued an additional 2.55 million shares of our common stock under the same terms and conditions to cover over-allotments. We plan to use the net proceeds of these offerings to finance the acquisition of the Jacobs Ranch mining complex. If the acquisition is not completed, we intend to use the net proceeds for general corporate purposes, which may include the financing of future acquisitions, including lease-by-applications, or strategic combinations, capital expenditures, additions to working capital, repurchases, repayment or refinancing of debt or stock repurchases. Pending any such use, we may temporarily repay amounts outstanding under our revolving credit facility and our accounts receivable securitization program or invest the net proceeds in short-term, investment grade, interest-bearing instruments.
     Our secured revolving credit facility allows for up to $800.0 million of borrowings and expires June 23, 2011. We had borrowings outstanding under the revolving credit facility of $375.0 million at June 30, 2009 and $205.0 million at December 31, 2008. At June 30, 2009, we had availability of $425.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western Resources, LLC and its subsidiaries. Financial covenants contained in our revolving credit facility consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at June 30, 2009.
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
     We are party to a $175.0 million accounts receivable securitization program whereby eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and was renewed in the first quarter of 2009 and now expires March 31, 2010. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. Outstanding borrowings under the program were approximately $59.9 million at June 30, 2009 and $68.6 million at December 31, 2008. We also had letters of credit outstanding under the securitization program of $60.5 million as of June 30, 2009. At June 30, 2009 we had no availability under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     On March 31, 2009, we entered into an amendment of the accounts receivable securitization program revising certain terms to strengthen the credit quality of the pool of receivables and increasing the interest rate pricing.
     We had commercial paper outstanding of $38.7 million at June 30, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that the availability under our credit facilities is sufficient to satisfy our liquidity needs.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$160,191	$335,515
Investing activities	(274,625)	(354,628)
Financing activities	94,345	15,194
     Cash provided by operating activities decreased $175.3 million in the first six months of 2009 compared to the first six months of 2008, primarily as a result of a decrease in our profitability in 2009 from the weak coal markets, as discussed in “Results of Operations”. The decrease in coal demand also resulted in an increase in our coal inventories of $41.6 million.
     Cash used in investing activities for the first six months of 2009 was $80.0 million less than the amount used for the first six months of 2008, primarily due to an $89.5 million reduction in capital expenditures. During the first six months of 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first six months of 2008, in addition to a payment of $122.0 million on the Little Thunder lease, we spent approximately $60.0 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $85.0 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008.
     We also spent $9.5 million to purchase investments or advance funds to affiliated companies in the first six months of 2009, $6.5 million more than in the first six months of 2008.
     Cash provided by financing activities was $79.2 million more during the first six months of 2009 compared to first six months of 2008, as we borrowed additional amounts under our credit facilities. We also paid financing costs of $4.6 million, primarily in conjunction with the amendments to our credit facilities discussed previously.
     We paid dividends totaling $25.7 million in the first six months of 2009, $2.7 million more than in the first six months of 2008, due to an increase in the dividend rate from $0.07 per share to $0.09 per share in April 2008.
     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30
	2009	2008
Ratio of earnings to combined fixed charges and preference dividends	1.30x	5.90x
Critical Accounting Policies
     In the second quarter of 2009, we adopted Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which we refer to as FSP FAS 157-2, which delays the effective date of Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will accordingly apply Statement No. 157 to all prospective fair value measurements required under generally accepted accounting principles.
     In the second quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we refer to as Statement No. 160. Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. Our net income on the face of the consolidated statement of income for all periods presented now includes income attributable to the noncontrolling interest in our subsidiary, Arch Western Resources, LLC. Earnings per share will continue to be calculated based on income attributable to the controlling interest only. Equity attributable to the noncontrolling interest is presented in the “mezzanine” between liabilities and equity, because it is redeemable.
     In the second quarter of 2009, we adopted Staff Position No. EITF 03-6-01 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which we refer to as FSP EITF 03-6-01. FSP EITF 03-6-01 clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-01 had no effect on our basic earnings per share calculation for the three and six months ended June 30, 2009 and 2008.
     Other than the adoption of these standards, there have been no significant changes to our critical accounting policies during the six months ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At June 30, 2009, our expected remaining 2009 production (based on the lowered production levels) is committed, of which approximately 3 million tons are not yet priced. We have expected uncommitted volumes of 15 million to 25 million tons in 2010, with an additional 10 million tons committed but not yet priced. In 2011, we have expected uncommitted volumes of 65 million to 75 million tons, with an additional 10 million tons committed but not yet priced.
     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2009. With respect to our coal trading portfolio at June 30, 2009, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of our trading portfolio is 63% in the remainder of 2009, 25% in 2010 and 12% in 2011.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 45 to 50 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At June 30, 2009, the Company had protected the price of approximately 67% of its remaining expected purchases for fiscal year 2009 and 54% of its expected purchases for fiscal year 2010. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel prices. Since the changes in the floating heating oil price highly correlate to changes in diesel fuel prices, the derivatives qualify for hedge accounting and the changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At June 30, 2009, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $8.7 million loss related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2009, $957.2 million of the face amount of our outstanding debt had fixed interest rates, primarily our 6.75% senior notes, and $473.6 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $4.7 million, based on borrowing levels at June 30, 2009.

Item 4.	Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2008, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers, allegedly in violation of the Clean Water Act and the National Environmental Policy Act. On June 24, 2009, the Fourth Circuit issued its mandate, making final its decision that the Corps’ jurisdiction under Section 404 of the Clean Water Act is narrowly limited to the filling of jurisdictional waters, and not to the broader environmental effects of a mining operation. The Fourth Circuit also upheld the Corps’ decision not to require an environmental impact statement before it approved the permits, which also was an issue on appeal. The court’s decision pertained to coal operations unrelated to us. Following remand of the case to the district court by the Fourth Circuit, Mingo Logan moved for summary judgment as it had intervened in the district court action before the appeal. Mingo Logan’s motion for summary judgment is currently pending before the district court.

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
     Certain of our customers have deferred, and other customers may in the future seek to defer, contracted shipments of coal, which could affect our results of operations and liquidity.
     As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our thermal and metallurgical coal customers have delayed shipments, or requested deferrals, pursuant to our existing long-term coal supply agreements. Other customers similarly may seek to delay shipments or request deferrals under existing agreements. In the current economic environment, the spot market for coal may not provide an acceptable alternative to sell our uncommitted tons. We currently are evaluating customer deferrals and are in negotiations with a number of the customers that have made such requests. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2009, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2009. Based on the closing price of our common stock as reported on the New York Stock Exchange on August 5, 2009, the approximate dollar value of our common stock that may yet be purchased under this program was $201.1 million.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None

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
John T. Drexler
Senior Vice President and Chief Financial Officer August 7, 2009