Form 10-Q
period 2009-09-30
ARCH COAL INC
filed 2009-11-09
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 5, 2009 there were 162,440,949 shares of the registrant’s common stock outstanding.

Page
Part I FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

Part II OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited)
REVENUES
Coal sales	$614,957	$769,458	$1,850,609	$2,253,925

COSTS, EXPENSES AND OTHER
Cost of coal sales	489,290	567,372	1,503,937	1,650,259
Depreciation, depletion and amortization	71,468	72,185	212,986	217,180
Selling, general and administrative expenses	24,029	22,235	70,770	80,937
Change in fair value of coal derivatives and coal trading activities, net	(3,342)	18,382	(10,328)	(65,336)
Costs related to acquisition of Jacobs Ranch	791	—	7,166	—
Other operating expense (income), net	(15,617)	1,354	(28,141)	(2,993)

	566,619	681,528	1,756,390	1,880,047

Income from operations	48,338	87,930	94,219	373,878

Interest expense, net:
Interest expense	(29,791)	(17,019)	(70,466)	(56,228)
Interest income	399	235	7,284	1,128

	(29,392)	(16,784)	(63,182)	(55,100)

Income before income taxes	18,946	71,146	31,037	318,778
Provision for (benefit from) income taxes	(6,270)	(26,881)	(9,590)	26,059

Net income	25,216	98,027	40,627	292,719
Less: Net (income) loss attributable to noncontrolling interest	(31)	(179)	11	(727)

Net income attributable to Arch Coal, Inc.	$25,185	$97,848	$40,638	$291,992

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.16	$0.68	$0.28	$2.03
Diluted earnings per common share	$0.16	$0.68	$0.28	$2.02

Basic weighted average shares outstanding	155,622	144,035	147,122	143,885
Diluted weighted average shares outstanding	156,005	144,898	147,332	144,848

Dividends declared per common share	$0.09	$0.09	$0.27	$0.25
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$840,293	$70,649
Trade accounts receivable	173,994	215,053
Other receivables	20,662	43,419
Inventories	237,293	191,568
Prepaid royalties	25,711	43,780
Deferred income taxes	33,830	52,918
Coal derivative assets	23,721	43,173
Other	45,539	45,818

Total current assets	1,401,043	706,378

Property, plant and equipment, net	2,745,469	2,703,083

Other assets:
Prepaid royalties	83,722	66,918
Goodwill	46,832	46,832
Deferred income taxes	302,377	294,682
Equity investments	90,306	87,761
Other	124,189	73,310

Total other assets	647,426	569,503

Total assets	$4,793,938	$3,978,964

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$129,048	$186,322
Coal derivative liabilities	5,640	10,757
Accrued expenses and other current liabilities	166,448	249,203
Current maturities of debt and short-term borrowings	195,333	213,465

Total current liabilities	496,469	659,747

Long-term debt	1,692,167	1,098,948
Asset retirement obligations	270,642	255,369
Accrued pension benefits	63,904	73,486
Accrued postretirement benefits other than pension	40,566	58,163
Accrued workers’ compensation	27,706	30,107
Other noncurrent liabilities	80,473	65,526

Total liabilities	2,671,927	2,241,346

Redeemable noncontrolling interest	8,940	8,885

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 163,953 and 144,345 shares, respectively	1,643	1,447
Paid-in capital	1,718,088	1,381,496
Treasury stock, 1,512 shares at September 30, 2009 and December 31, 2008, at cost	(53,848)	(53,848)
Retained earnings	479,025	478,734
Accumulated other comprehensive loss	(31,837)	(79,096)

Total stockholders’ equity	2,113,071	1,728,733

Total liabilities and stockholders’ equity	$4,793,938	$3,978,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income	$40,627	$292,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	212,986	217,180
Prepaid royalties expensed	24,140	27,161
Gain on dispositions of property, plant and equipment	(81)	(178)
Employee stock-based compensation	10,253	9,768
Changes in:
Receivables	63,785	(29,646)
Inventories	(45,725)	3,923
Coal derivative assets and liabilities	21,911	(57,929)
Accounts payable, accrued expenses and other current liabilities	(74,607)	28,821
Deferred income taxes	(15,165)	8,067
Other	8,319	8,208

Cash provided by operating activities	246,443	508,094

INVESTING ACTIVITIES
Capital expenditures	(280,033)	(414,125)
Proceeds from dispositions of property, plant and equipment	806	1,069
Purchases of investments and advances to affiliates	(10,353)	(4,359)
Additions to prepaid royalties	(22,874)	(19,429)
Reimbursement of deposits on equipment	3,209	2,697

Cash used in investing activities	(309,245)	(434,147)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	584,784	—
Proceeds from the sale of common stock	326,452	—
Purchases of treasury stock	—	(47,932)
Net increase in borrowings under lines of credit and commercial paper program	4,345	50,882
Net payments on other debt	(13,276)	(10,995)
Debt financing costs	(29,596)	(233)
Dividends paid	(40,347)	(35,989)
Issuance of common stock under incentive plans	84	6,306

Cash provided by (used in) financing activities	832,446	(37,961)

Increase in cash and cash equivalents	769,644	35,986
Cash and cash equivalents, beginning of period	70,649	5,080

Cash and cash equivalents, end of period	$840,293	$41,066

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. The Company’s management evaluated the period from October 1, 2009 to November 9, 2009 for items requiring recognition or disclosure in the financial statements. These notes include disclosures of subsequent events to the extent necessary to keep the accompanying condensed consolidated financial statements from being misleading. Results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     New Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification ™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States for financial statements of interim and annual periods ending after September 15, 2009. References to authoritative accounting principles after the effective date will reference the Codification and not the previous accounting guidance.
     On January 1, 2009, the Company changed its presentation of noncontrolling interests in subsidiaries, pursuant to new guidance in the Consolidation topic of the Codification, which requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. Because the noncontrolling interest in Arch Western is redeemable, it is presented in the “mezzanine” between liabilities and equity. This change resulted in a decrease in other liabilities of $8.9 million as of December 31, 2008 from what was previously reported for the reclassification of the noncontrolling interest in Arch Western. This change also resulted in an increase in other operating income, net and net income of $0.2 million for the three months ended September 30, 2008 from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western. For the nine months ended September 30, 2008 this change resulted in an increase in other operating income, net and in net income of $0.7 million from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western.
     On January 1, 2009, the Company adopted the new disclosure requirements of the Derivatives and Hedging topic of the Codification. The new disclosures include qualitative disclosures about objectives for using derivatives, tabular disclosures about the gross fair value of derivative instruments, gains and losses from derivative instruments by type of contract, and the locations of these amounts in the interim and annual financial statements. See Note 7, “Derivatives” for the disclosures required.
     New authoritative guidance related to the accounting for assets acquired and liabilities assumed in business combinations was effective on January 1, 2009 for business combinations occurring after that date. The new provisions of the Business Combinations topic of the Codification clarify and amend the accounting guidance for the acquirer’s recognition and measurement of the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. Also, assets acquired and liabilities assumed in a business combination that arise from pre-acquisition contingencies are to be recognized at fair value and new disclosures are required to include changes in the range of possible outcomes for both recognized and reasonably possible unrecognized pre-acquisition contingencies.
     On January 1, 2009, the Company adopted amendments to the Earnings Per Share topic of the Codification. The amendments clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. The amendments require retrospective adjustments to prior-period financial statements, however the amendments had no effect on basic or diluted earnings per share for the three and nine months ended September 30, 2009 and September 30, 2008.
     Beginning January 1, 2009, the provisions of the Fair Value Measurements and Disclosures topic of the Codification are applicable prospectively to fair value measurements other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no transition impact upon initial adoption; however, the provisions of the Fair Value Measurements and Disclosures topic of the Codification are effective for all fair value measurements prescribed by generally accepted accounting principles for nonfinancial assets and nonfinancial liabilities after the date of adoption.
3. Business Combinations
     On October 1, 2009, the Company consummated its previously announced purchase of all of the issued and outstanding membership interests of Jacobs Ranch Holdings I LLC, the parent of the Jacobs Ranch mining operations, for a purchase price of $764.0 million, including approximately 352 million tons of coal reserves adjacent to the Company’s Black Thunder mining complex. Disclosures with respect to the acquisition are not included in these notes to the condensed consolidated financial statements due to ongoing valuation and purchase price allocation efforts.
     The Company recognized costs of $0.8 million and $7.2 million related to the acquisition in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2009, respectively.
4. Equity and Debt Offerings
     On July 31, 2009, the Company sold 17 million shares of its common stock at a public offering price of $17.50 per share and issued $600.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464% of the face amount. On August 6, 2009, the Company issued an additional 2.55 million shares of its common stock under the same terms and conditions to cover underwriters’ over-allotments. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million. The proceeds from these transactions were used primarily to finance the purchase of the Jacobs Ranch mining complex discussed in Note 3, “Business Combinations”.
5. Commercial Transactions
     During the three months ended September 30, 2009, approximately half of our other operating income was generated by financial settlements of physical forward contracts.
6. Fair Value Measurements
     The hierarchy of fair value measurements prioritizes the inputs to valuation techniques used to measure fair value. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
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
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Investments in equity securities	$2,636	$2,269	$—	$367
Derivatives	25,283	—	22,368	2,915

Total assets	$27,919	$2,269	$22,368	$3,282

Liabilities:
Derivatives	$11,846	$1,869	$11,877	$(1,900)

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
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)
Beginning balance	$5,684	$1,050
Realized and unrealized losses recognized in earnings	(1,598)	(2,998)
Realized and unrealized gains (losses) recognized in other comprehensive income	(261)	2,219
Settlements, purchases and issuances	1,357	4,911

Ending balance	$5,182	$5,182

     Net unrealized losses during the three and nine months ended September 30, 2009 related to level 3 financial instruments held on September 30, 2009 were $2.2 million and $0.5 million, respectively.
7. Derivatives
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 50-60 million gallons of diesel fuel annually in its operations, including the effect of the acquisition of the Jacobs Ranch operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At September 30, 2009, the Company had protected the price of approximately 50% of its expected purchases for fiscal year 2009 and for fiscal year 2010. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 33.0 million gallons as of September 30, 2009.
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
     At September 30, 2009, the Company held derivatives for risk management purposes totaling 0.1 million tons of coal purchases that are expected to settle during the remainder of 2009 and 0.3 million tons of coal purchases that are expected to settle in 2010.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include non-derivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 47% in the remainder of 2009, 32% in 2010 and 21% in 2011.
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

Fair Value of Derivatives as of September 30, 2009
(in thousands)

	Asset	Liability
	Derivatives	Derivatives
Derivatives Designated as Hedging Instruments

Heating oil	$9,032	$(13,676)
Coal	2,487	(12,770)

Total	11,519	(26,446)
Derivatives Not Designated as Hedging Instruments

Coal — held for trading purposes	78,259	(60,696)
Coal	13,590	(2,789)

Total	91,849	(63,485)

Total derivatives	103,368	(89,931)
Effect of counterparty netting	(78,085)	78,085

Net derivatives as classified in the balance sheet	$25,283	$(11,846)	$13,437

Net derivatives as reflected on the balance sheet

Heating oil	Other Current Assets	$1,562
	Accrued Expenses	(6,206)

Coal	Coal Derivative Assets	23,721
	Coal Derivative Liabilities	(5,640)

		$13,437

     The Company had a current asset for the right to reclaim cash collateral of $11.3 million and $6.6 million at September 30, 2009 and December 31, 2008. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheet.
     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended September 30, 2009
(in thousands)

	Gain on Derivatives	Hedged Items in	Loss on Hedged Items
Derivatives used in	Used in Fair Value	Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships	Relationships	Relationships
Coal	$2,235 [1]	Firm commitments	$(2,235) [1]

			Gain (Loss)
			Recognized in
		Losses	Income (Ineffective
	Gain (Loss)	Reclassified from	Portion and Amount
Derivatives used in	Recognized in OCI	OCI into Income	Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
Heating oil	$(2,393)	$(11,854) 2	$—
Coal sales	(4,739)	— 1	—
Coal purchases	3,407	(5,652) 2	—

Totals	$(3,725)	$(17,506)	$—

Derivatives Not Designated as
Hedging Instruments	Gain
Coal	$7,8813

Location in Statement of Income:

1	-Coal sales

2	-Cost of coal sales

3	-Change in fair value of coal derivatives and coal trading activities, net

     The majority of the unrealized gain on derivatives not designated as hedging instruments for the three months ended September 30, 2009 related to a change in categorization of certain over-the-counter coal contracts as a result of certain commercial settlements discussed in Note 5, “Commercial Transactions.” These derivative contracts were previously not recorded at fair value, as allowed by an exemption for sales and purchases entered into for normal business purposes.
     During the three months ended September 30, 2009, the Company recognized net unrealized and realized losses related to its trading portfolio (including derivative and non-derivative contracts) of $4.5 million as included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statement of income. These gains are not included in the previous table.
Nine Months Ended September 30, 2009
(in thousands)

	Gain on Derivatives	Hedged Items in	Loss on Hedged Items
Derivatives used in	Used in Fair Value	Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships	Relationships	Relationships
Coal	$651 [1]	Firm commitments	$(651) [1]

			Gain (Loss)
			Recognized in
		Losses	Income (Ineffective
	Gain (Loss)	Reclassified from	Portion and Amount
Derivatives used in	Recognized in OCI	OCI into Income	Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
Heating oil	$6,346	$(38,438) 2	$—
Coal sales	(6,055)	(2,984) 1	—
Coal purchases	(1,095)	(11,092) 2	—

Totals	$(804)	$(52,514)	$—

Derivatives Not Designated as
Hedging Instruments	Gain
Coal	$8,569 3

Location in Statement of Income:

1	-Coal sales

2	-Cost of coal sales

3	-Change in fair value of coal derivatives and coal trading activities, net
     During the nine months ended September 30, 2009, the Company recognized net unrealized and realized gains related to its trading portfolio (including derivative and non-derivative contracts) of $1.8 million as included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statement of income. These gains are not included in the above table.
     During the next twelve months, based on fair values at September 30, 2009, losses on derivative contracts designated as hedge instruments in cash flow hedges of approximately $16.0 million are expected to be reclassified from other comprehensive income into earnings.
8. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Coal	$108,370	$64,683
Repair parts and supplies, net of allowance	128,923	126,885

	$237,293	$191,568

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.0 million at September 30, 2009, and $12.7 million at December 31, 2008.

9. Debt

	September 30, 2009	December 31, 2008
	(In thousands)
Commercial paper	$43,612	$65,671
Indebtedness to banks under credit facilities	300,000	273,597
6.75% senior notes ($950.0 million face value) due July 1, 2013	955,123	956,148
8.75% senior notes ($600.0 million face value) due August 1, 2016	585,044	—
Other	3,721	16,997

	1,887,500	1,312,413
Less current maturities of debt and short-term borrowings	195,333	213,465

Long-term debt	$1,692,167	$1,098,948

     The current maturities of debt include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.
     8.75% senior notes
     On July 31, 2009, the Company entered into an indenture in connection with the issuance of the 8.75% senior notes as discussed in Note 4, “Equity and Debt Offerings.” Interest is payable on the notes on February 1 and August 1 of each year, commencing February 1, 2010. At any time on or after August 1, 2013, the Company may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015.
     The notes are guaranteed by most of the Company’s subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. If the Company fails to meet a coverage ratio test as defined in the indenture, the ability of the Company and its subsidiaries to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets would be limited.
     The Company and the guarantor subsidiaries entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with the senior notes. Pursuant to the Registration Rights Agreement, the Company and the guarantor subsidiaries agreed to file a registration statement with the Securities and Exchange Commission to exchange a like aggregate principal amount of senior notes identical in all material respects to the 8.75% senior notes. Pursuant to the Registration Rights agreement, the Company must make reasonable best efforts to cause the registration statement to become effective by July 31, 2010 and complete the exchange by September 14, 2010. Should those events not occur within the specified time frame, the interest rate shall be increased by one-quarter or one percent per annum for the first 90 days following such period. Such interest rate will increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.
     Amendments to Credit Facilities
     On August 27, 2009, the Company entered into an amendment (the “Credit Amendment”) to its $800.0 million secured revolving credit facility. The Credit Amendment extended the maturity of the credit facility from June 23, 2011 to March 31, 2013 and increased the Company’s borrowing capacity from $800.0 million to $860.0 million until June 23, 2011, when it will then decrease to $762.5 million. New banks may join the credit facility after June 23, 2011, subject to an aggregate maximum borrowing amount of $800.0 million. The Credit Amendment also increased the maximum leverage ratio, as defined, that the Company must maintain.
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

     On March 31, 2009, the Company entered into an amendment to its accounts receivable securitization program revising certain terms to strengthen the credit quality of the pool of receivables and increasing the interest rate. The credit facility supporting the borrowings under the program was also renewed and now expires on March 31, 2010. The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million, as limited by eligible accounts receivable.
     Availability
     As of September 30, 2009 and December 31, 2008, the Company had $300.0 million and $205.0 million of borrowings outstanding under the revolving credit facility, respectively. At September 30, 2009, the Company had availability of $560.0 million under the revolving credit facility. The Company had no borrowings under the accounts receivable securitization program at September 30, 2009 and $68.6 million borrowed at December 31, 2008. The Company also had letters of credit outstanding under the securitization program of $62.2 million as of September 30, 2009. At September 30, 2009, the Company had availability of $65.9 million under the accounts receivable securitization program.
     The Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program has been affected by economic conditions. The commercial paper placement program is supported by a line of credit that has been renewed and expires on April 30, 2010.
     Fair Value of Long-Term Debt
     At September 30, 2009 and December 31, 2008, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,901.4 million and $1,178.0 million, respectively.
10. Taxes
     As part of the Emergency Economic Stabilization Act enacted on October 3, 2008, the Company filed for black lung excise tax refunds on taxes paid on export sales subsequent to October 1, 1990, along with interest computed at statutory rates. The Company recognized refunds of $11.0 million, plus interest of $10.3 million, in the fourth quarter of 2008. The Internal Revenue Service has approved the Company’s claim for refund and the Company recorded additional income of $6.8 million during the nine months ended September 30, 2009, to adjust the estimated amount to be received, of which $6.1 million is reflected in the caption interest income in the accompanying condensed consolidated income statement, with the remainder in cost of coal sales. As of September 30, 2009, the Company had received all of the refunds recognized.
     During the third quarter of 2008, the Company reached a settlement with the IRS regarding the Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture. The settlement did not result in a net change in deferred tax assets, but involved a re-characterization of deferred tax assets, including an increase in net operating loss carryforwards of $145.1 million and other amortizable assets which will provide additional tax deductions through 2013. A portion of these future cash tax benefits accrue to ARCO pursuant to the original purchase agreement, including $6.8 million that was recorded as goodwill during the third quarter of 2008.
     This settlement and the related increase in net operating loss carryforwards and amortization deductions triggered a reassessment of the Company’s ability to realize its deferred tax assets. As a result of the reassessment, the Company reduced the valuation allowance related to alternative minimum tax credits and net operating loss carryforwards by $52.6 million in the third quarter of 2008.
11. Stock-Based Compensation
     During the nine months ended September 30, 2009, the Company granted options to purchase approximately 1.0 million shares of common stock with a weighted average exercise price of $14.08 per share and a weighted average grant-date fair value of $6.63 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 1.75%, a weighted average dividend yield of 2.56% and a weighted average volatility of 69.26%. The options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The Company also granted 35,000 shares of restricted stock during the nine months ended September 30, 2009 at a weighted average grant-date fair value of $14.05 per share. The restricted stock vests in three to four years.
     The Company recognized stock-based compensation expense from all plans of $3.4 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively, and $10.3 million and $10.4 million for the nine months ended September 30, 2009, and 2008, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
12. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Self-insured occupational disease benefits:
Service cost	$132	$(289)	$398	$361
Interest cost	139	(213)	418	337
Net amortization	(719)	(2,012)	(2,159)	(2,912)

Total occupational disease	(448)	(2,514)	(1,343)	(2,214)
Traumatic injury claims and assessments	2,781	2,017	6,333	7,277

Total workers’ compensation expense	$2,333	$(497)	$4,990	$5,063

13. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Service cost	$3,360	$3,388	$10,082	$9,688
Interest cost	3,981	3,626	11,943	10,976
Expected return on plan assets	(4,429)	(4,248)	(13,289)	(13,448)
Amortization of prior service cost	48	(60)	145	(160)
Amortization of other actuarial gains and losses	992	1,160	2,975	2,410
Curtailments	—	—	586	—

	$3,952	$3,866	$12,442	$9,466

     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Service cost	$815	$736	$2,446	$2,204
Interest cost	1,009	929	3,026	2,787
Amortization of prior service cost	946	865	2,836	2,594
Amortization of other actuarial gains and losses	(853)	(911)	(2,559)	(2,733)

	$1,917	$1,619	$5,749	$4,852

     In the third quarter of 2009, the Company notified participants of the retiree medical plan of a plan change increasing the retirees’ responsibility for medical costs. This change resulted in a remeasurement of the postretirement benefit obligation, which included a decrease in the discount rate from 6.85% to 5.68%. The remeasurement resulted in a decrease in the liability of $21.0 million, with a corresponding increase to other comprehensive income, and will result in future reductions in costs under the plan.
14. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.

     The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Net income	$25,216	$98,027	$40,627	$292,719
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	13,729	(613)	14,631	(513)
Available-for-sale securities, net of reclassifications into net income	(38)	(287)	(132)	888
Unrealized gains and losses on derivatives:
Unrealized losses on derivatives	(2,456)	(12,810)	(586)	(2,916)
Reclassifications of losses into net income	10,892	(2,189)	33,297	(1,556)

Total comprehensive income	$47,343	$82,128	$87,837	$288,622

     The change in the third quarter of 2009 in other comprehensive income relating to pension, postretirement and other post-employment benefits resulted primarily from the postretirement medical plan amendment discussed in Note 13, “Employee Benefit Plans”, with an offsetting adjustment to the postretirement benefit obligation liability.
15. Earnings per Share
     The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Income for basic earnings per share calculation:
Net income allocated to common stockholders	$25,162	$97,745	$40,597	$291,684

Weighted average shares outstanding:
Basic weighted average shares outstanding	155,622	144,035	147,122	143,885
Effect of common stock equivalents under incentive plans	383	863	210	917
Effect of common stock equivalents arising from Preferred Stock	—	—	—	46

Diluted weighted average shares outstanding	156,005	144,898	147,332	144,848

     The effect of options to purchase 2.7 million and 2.1 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2009, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods.

16. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At September 30, 2009, the Company had approximately $91.6 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at September 30, 2009, the cost of purchasing 13.3 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $293.8 million, and the cost of purchasing 3.0 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $57.8 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $3.5 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the condensed consolidated financial statements as of September 30, 2009. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $44.4 million at September 30, 2009, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
17. Contingencies
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
18. Segment Information
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
     Operating segment results for the three and nine months ended September 30, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended September 30, 2009
Coal sales	$267,455	$148,293	$199,209	$—	$614,957
Income from operations	19,465	16,349	29,694	(17,170)	48,338
Depreciation, depletion and amortization	27,267	22,203	21,451	547	71,468
Capital expenditures	7,518	13,871	10,864	1,218	33,471

Three months ended September 30, 2008
Coal sales	$292,358	$161,085	$316,015	$—	$769,458
Income from operations	21,835	21,957	95,228	(51,090)	87,930
Depreciation, depletion and amortization	29,773	18,888	23,145	379	72,185
Capital expenditures	29,433	30,016	17,221	1,375	78,045

Nine months ended September 30, 2009
Coal sales	$847,255	$382,931	$620,423	$—	$1,850,609
Income from operations	68,772	4,238	85,527	(64,318)	94,219
Total assets	1,896,245	2,074,320	1,164,377	(341,004)	4,793,938
Depreciation, depletion and amortization	84,429	60,567	66,502	1,488	212,986
Capital expenditures	49,389	57,377	41,392	131,875	280,033

Nine months ended September 30, 2008
Coal sales	$865,707	$517,714	$870,504	$—	$2,253,925
Income from operations	79,039	100,144	223,671	(28,976)	373,878
Total assets	1,798,793	2,049,686	1,005,835	(912,747)	3,941,567
Depreciation, depletion and amortization	87,594	60,189	68,097	1,300	217,180
Capital expenditures	105,994	124,835	57,790	125,506	414,125
     A reconciliation of segment income from operations to consolidated income before income taxes is presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In thousands)
Income from operations	$48,338	$87,930	$94,219	$373,878
Interest expense	(29,791)	(17,019)	(70,466)	(56,228)
Interest income	399	235	7,284	1,128

Income before income taxes	$18,946	$71,146	$31,037	$318,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in the Quarterly Reports on Form 10-Q that we have filed during interim periods.
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
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes western Colorado, eastern Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically has a low sulfur content and varies in heat content. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal we mine from both surface and underground mines in this region generally has a high heat content and low sulfur content. In addition, we may sell a portion of the coal we produce in the Central Appalachia region as metallurgical coal, which has high heat content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the prices at which we sell metallurgical coal to customers in the steel industry generally exceed the prices offered by power plants and industrial users for steam coal.
     We estimate that 2009 year-to-date U.S. power generation has declined approximately 4% through the third week of October in response to weak domestic and international economic conditions, as well as an unseasonably mild summer in most of the U.S. U.S. coal consumption has declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, coal production and capital spending across the domestic coal industry have been curtailed. While coal demand in Asia has begun to rebound, which we expect will eventually fuel increasing demand in the U.S., we do not expect near-term improvements in domestic coal demand due to high inventory levels at coal-fueled power generators.
     In response to weakened demand caused by challenging domestic and international economic conditions, we have curtailed production in all operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal currently being produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we laid off 61 employees and discontinued the use of 38 contractors in the second quarter of

2009. In Central Appalachia, we reduced production by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex, which included the layoff of 85 employees in the second quarter of 2009. In addition, we have decreased our expected capital expenditures for 2009 and are continuing other process improvement initiatives and cost containment programs.
     During the third quarter of 2009 we sold 19.55 million shares of our common stock at a price of $17.50 per share and issued $600.0 million in aggregate principal amount, 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464%. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million. See further discussion of these transactions in “Liquidity and Capital Resources”. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex, as discussed below.
     On October 1, 2009, we consummated the previously announced purchase of the Jacobs Ranch mining operations, for a purchase price of $764.0 million, including approximately 352 million tons of coal reserves located adjacent to our Black Thunder mining complex. We expect to achieve significant operating efficiencies by combining the two operations. Roughly one half of our estimated synergies represent operational cost savings, while others relate to administrative cost reductions as well as enhanced coal-blending optimization opportunities. We also plan to use one of the idled Black Thunder draglines on the new property, subject to permit approval.
Results of Operations
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Summary. Our results during the third quarter of 2009, when compared to the third quarter of 2008, were influenced primarily by lower sales volumes due to weak market conditions and a reduction in the third quarter of 2008 in our valuation allowance against deferred tax assets and an increase in interest expense; these factors were partially offset by gains from our coal trading activities, compared to losses in the third quarter of 2008.
     Revenues. The following table summarizes information about coal sales for the three months ended September 30, 2009 and compares it with the information for the three months ended September 30, 2008:

	Three Months Ended
	September 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$614,957	$769,458	$(154,501)	(20.0)%
Tons sold	29,338	35,239	(5,901)	(16.7)%
Coal sales realization per ton sold	$20.96	$21.84	$(0.88)	(4.0)%
     Coal sales decreased in the third quarter of 2009 from the third quarter of 2008 primarily due to lower steam coal sales volumes in our western operations and lower volumes of metallurgical coal sales in our Central Appalachia region. Our coal sales realizations per ton were slightly lower in the 2009 quarter, as higher realizations per ton in our western operations were offset by a decrease in metallurgical coal prices, and the impact of lower metallurgical coal volumes on our average coal realizations per ton. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 19.

     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2009 and compares them with the information for the three months ended September 30, 2008:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$489,290	$567,372	$78,082	13.8%
Depreciation, depletion and amortization	71,468	72,185	717	1.0
Selling, general and administrative expenses	24,029	22,235	(1,794)	(8.1)
Change in fair value of coal derivatives and coal trading activities, net	(3,342)	18,382	21,724	118.2
Costs related to acquisition of Jacobs Ranch	791	—	(791)	N/A
Other operating expense (income), net	(15,617)	1,354	16,971	1,253.4

	$566,619	$681,528	$114,909	16.9%

     Cost of coal sales. Our cost of coal sales decreased in the third quarter of 2009 from the third quarter of 2008 primarily due to the lower sales volumes in all operating segments, partially offset by the impact of higher per-ton costs due to lower production levels. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 19.
     Depreciation, depletion and amortization. When compared with the third quarter of 2008, lower depreciation and amortization costs in the third quarter of 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method, partially offset by the amortization of development costs related to the new seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the third quarter of 2008 to the third quarter of 2009 is due primarily to the impact in the third quarter of 2008 of a decrease in our stock price of $42.14 per share on our deferred compensation plan obligation. Amounts recognized related to our deferred compensation plan are impacted by changes in the value of our common stock and changes in the value of the underlying investments. The dramatic drop in our stock price in 2008 caused our expense related to the plan to be lower in the third quarter of 2008 when compared with the third quarter of 2009 by $5.9 million, which was partially offset by a decrease in incentive compensation costs of $3.7 million.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. In 2008, a portion of the unrealized gains generated in the first half of the year by our coal trading function were lost in the third quarter due to a downturn in the over-the-counter coal markets during the quarter.
     Costs related to acquisition of Jacobs Ranch. These costs represent costs we incurred during the third quarter of 2009 related to our announced acquisition of the Jacobs Ranch mine. Under accounting rules we adopted in the first quarter of 2009, the costs of acquiring a business are expensed as incurred.
     Other operating (income) expense, net. The net other operating income generated in the third quarter of 2009 compared to the losses in the third quarter of 2008 is primarily the result of an increase in net income from bookouts (the offsetting of coal sales and purchase contracts) and contract settlements in 2009.

     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2009 and compares it with information for the three months ended September 30, 2008:

	Three Months Ended September 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	21,528	26,153	(4,625)	(17.7)%
Coal sales realization per ton sold (1)	$12.26	$11.21	$1.05	9.4%
Operating margin per ton sold (2)	$0.95	$0.81	$0.14	17.3%

Western Bituminous
Tons sold (in thousands)	4,560	5,135	(575)	(11.2)%
Coal sales realization per ton sold (1)	$29.08	$26.77	$2.31	8.6%
Operating margin per ton sold (2)	$3.51	$4.08	$(0.57)	(14.0)%

Central Appalachia
Tons sold (in thousands)	3,250	3,951	(701)	(17.7)%
Coal sales realization per ton sold (1)	$59.77	$75.17	$(15.40)	(20.5)%
Operating margin per ton sold (2)	$5.47	$22.22	$(16.75)	(75.4)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2009, transportation costs per ton were $0.17 for the Powder River Basin, $3.44 for the Western Bituminous region and $1.52 for Central Appalachia. For the three months ended September 30, 2008, transportation costs per ton were $0.02 for the Powder River Basin, $4.60 for the Western Bituminous region and $4.82 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in the third quarter of 2009 when compared with the third quarter of 2008 was due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. Increases in sales prices during the third quarter of 2009 when compared with the third quarter of 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in the third quarter of 2009 increased from the third quarter of 2008 due to the higher sales prices, partially offset by an increase in per-ton costs. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in the third quarter of 2009 than in the third quarter of 2008 due to weak market conditions, as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The beneficial impact of the roll-off of lower-priced legacy contracts in 2008 on our per-ton realizations was partially offset by the detrimental impact of selling coal with a higher ash content. Lower per-ton operating margins in the third quarter of 2009 were the result of the West Elk quality issues and lower production levels.
     Central Appalachia — The decrease in sales volumes in the third quarter of 2009, when compared with the third quarter of 2008, was due to weaker market demand. In response to the weakened demand, we reduced our production by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex. Weak economic conditions have adversely impacted demand and pricing for metallurgical coal, and lower per-ton realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes and pricing. We sold 0.5 million tons into metallurgical markets in the third quarter of 2009 compared to 1.3 million tons in the third quarter of 2008. Because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average realizations. In addition to the lower per-ton realizations, our operating margins were impacted by a slight increase in operating costs per ton from the third quarter of 2008. Despite substantial cost reductions, our per-ton operating costs were higher due primarily to our lower production levels.

     Net interest expense. The following table summarizes our net interest expense for the three months ended September 30, 2009 and compares it with the information for the three months ended September 30, 2008:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(29,791)	$(17,019)	$(12,772)	(75.0)%
Interest income	399	235	164	69.8

	$(29,392)	$(16,784)	$(12,608)	(75.1)%

     The increase in net interest expense in the third quarter of 2009 compared to the third quarter of 2008 is primarily due to the issuance of the 8.75% senior notes as discussed in the “Overview” and a decrease in interest costs capitalized in the third quarter of 2009. Interest costs capitalized were $0.3 million during the third quarter of 2009, compared with $3.6 million during the third quarter of 2008.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended September 30, 2009 and compares it with information for the three months ended September 30, 2008:

	Three Months Ended September 30		Decrease in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Benefit from income taxes	$6,270	$26,881	$(20,611)	(76.7)%
     The benefit from income taxes for the three months ended September 30, 2009 represents the adjustment needed to reflect the benefit for the nine months ended September 30, 2009 at the estimated annual effective tax rate for the year ended December 31, 2009. The benefit from income taxes for the three months ended September 30, 2008 includes a $52.6 million reduction in our valuation allowance against net operating loss and alternative minimum tax credit carryforwards.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Summary. Our results during the first nine months of 2009 when compared to the first nine months of 2008 were influenced primarily by lower sales volumes due to weak market conditions, a decrease in gains from our coal trading activities, a reduction in 2008 in our valuation allowance against deferred tax assets and higher interest expense.
     Revenues. The following table summarizes information about coal sales for the nine months ended September 30, 2009 and compares it with the information for the nine months ended September 30, 2008:

	Nine Months Ended
	September 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,850,609	$2,253,925	$(403,316)	(17.9)%
Tons sold	87,888	104,887	(16,999)	(16.2)%
Coal sales realization per ton sold	$21.06	$21.49	$(0.43)	(2.0)%
     Coal sales decreased in the nine months ended September 30, 2009 from the nine months ended September 30, 2008 primarily due to lower sales volumes in all operating regions. Average sales prices during the nine months ended September 30, 2009 were lower than during the nine months ended September 30, 2008 due primarily to a decrease in metallurgical sales volumes in our Central Appalachia region, which offset the impact of generally higher base pricing on steam coal. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 22.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2009 and compares them with the information for the nine months ended September 30, 2008:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,503,937	$1,650,259	$146,322	8.9%
Depreciation, depletion and amortization	212,986	217,180	4,194	1.9
Selling, general and administrative expenses	70,770	80,937	10,167	12.6
Change in fair value of coal derivatives and coal trading activities, net	(10,328)	(65,336)	(55,008)	(84.2)
Costs related to acquisition of Jacobs Ranch	7,166	—	(7,166)	N/A
Other operating income, net	(28,141)	(2,993)	25,148	840.2

	$1,756,390	$1,880,047	$123,657	6.6%

     Cost of coal sales. Our cost of coal sales decreased in the nine months ended September 30, 2009 from the nine months ended September 30, 2008 due to the lower sales volumes across all operating segments, partially offset by the impact of higher per-ton costs due to lower production levels. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 22.
     Depreciation, depletion and amortization. When compared with the nine months ended September 30, 2008, lower depreciation and amortization costs in the nine months ended September 30, 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method, partially offset by the amortization of development costs related to the new seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008.
     Selling, general and administrative expenses. The decrease in selling, general and administrative expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 is due primarily to a decrease in incentive compensation costs of $8.9 million and a decrease of $4.4 million in costs associated with our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments. An increase in legal and other professional fees of $1.4 million and a $1.5 million contribution expense in 2009 to a company participating in the research and development of technologies for capturing carbon dioxide emissions partially offset the effect of the decrease in compensation-related costs.
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
     Costs related to acquisition of Jacobs Ranch. These costs represent costs we incurred during the nine months ended September 30, 2009 related to our announced acquisition of the Jacobs Ranch mine. Under accounting rules we adopted in 2009, the costs of acquiring a business are expensed as incurred.
     Other operating income, net. The increase in net other operating income in 2009 from 2008 is primarily the result of an increase in net income from bookouts (the offsetting of coal sales and purchase contracts) and contract settlements. Income from equity investments also increased $3.7 million in 2009, when compared with 2008, primarily from our interest in Knight Hawk Holdings, LLC.

     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2009 and compares it with information for the nine months ended September 30, 2008:

	Nine Months Ended September 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	65,964	76,726	(10,762)	(14.0)%
Coal sales realization per ton sold (3)	$12.70	$11.25	$1.45	12.9%
Operating margin per ton sold (4)	$1.00	$0.99	$0.01	1.0%

Western Bituminous
Tons sold (in thousands)	11,987	15,909	(3,922)	(24.7)%
Coal sales realization per ton sold (3)	$29.00	$27.89	$1.11	4.0%
Operating margin per ton sold (4)	$0.14	$6.12	$(5.98)	(97.7)%

Central Appalachia
Tons sold (in thousands)	9,937	12,253	(2,316)	(18.9)%
Coal sales realization per ton sold (3)	$60.08	$66.77	$(6.69)	(10.0)%
Operating margin per ton sold (4)	$6.77	$17.55	$(10.78)	(61.4)%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine months ended September 30, 2009, transportation costs per ton were $0.14 for the Powder River Basin, $2.94 for the Western Bituminous region and $2.36 for Central Appalachia. For the nine months ended September 30, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.65 for the Western Bituminous region and $4.28 for Central Appalachia.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. Increases in sales prices during 2009 when compared with 2008, primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in 2009 were flat compared to 2008 due to an increase in per-ton costs. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels.
     Western Bituminous —In the Western Bituminous region, we sold fewer tons in 2009 than in the 2008 due to the weak market conditions as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during 2009 were the result of the West Elk quality issues and the lower production levels.
     Central Appalachia — The decrease in sales volumes in 2009, when compared with 2008, is due to weaker market demand. In response to the weakened demand, we reduced our production in Central Appalachia by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex in the second quarter of 2009. Economic conditions have also adversely impacted demand and pricing for metallurgical coal, and lower per-ton realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes and pricing. We sold 1.2 million tons into metallurgical markets in 2009 compared to 3.5 million tons in 2008. Because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average per-ton realizations. In addition to the lower per-ton realizations in 2009, our operating margins were also impacted by an increase in operating costs per ton in 2009 from 2008, due primarily to the lower production levels.

     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2009 and compares it with the information for the nine months ended September 30, 2008:

			Increase (Decrease) in
	Nine Months Ended September 30		Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(70,466)	$(56,228)	$(14,238)	(25.3)%
Interest income	7,284	1,128	6,156	545.7%

	$(63,182)	$(55,100)	$(8,082)	(14.7)%

     The increase in interest expense in 2009 compared to 2008 is primarily due to higher interest expense resulting from the issuance of the 8.75% senior notes and a decrease in capitalized interest costs. Interest costs capitalized were $0.7 million during 2009, compared with $8.7 million during 2008. The interest income recorded in 2009 relates primarily to an adjustment to the recoverable amount of a black lung excise tax refund recorded in the fourth quarter of 2008.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The following table summarizes our income taxes for the nine months ended September 30, 2009 and compares it with information for the nine months ended September 30, 2008:

	Nine Months Ended September 30		Increase in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$(9,590)	$26,059	$35,649	136.8%
     The benefit from income taxes in 2009 was the result of lower pre-tax income in 2009 when compared with 2008 and the deduction for percentage depletion. In 2008, our income taxes were impacted by higher profitability and a reduction of $52.6 million in our valuation allowance against net operating loss and alternative minimum tax credit carryforwards.
Liquidity and Capital Resources
     Credit crisis and economic environment
     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. We had available borrowing capacity of $625.9 million under our lines of credit at September 30, 2009. We also had $840.3 million of cash on hand at September 30, 2009, or approximately $76 million of available cash, after adjusting for the purchase price of the Jacobs Ranch mining complex paid on October 1, 2009. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
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
     We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. In response to the economic environment and weakening coal markets, we have decreased our 2009 capital spending plans and have established other process improvement initiatives and cost containment programs in order to reduce costs. In fiscal 2009, we expect to spend approximately $177 million to $207 million less on capital expenditures than we did during 2008.
     On July 31, 2009, we sold 17 million shares of our common stock at a public offering price of $17.50 per share pursuant to an automatically effective shelf registration statement on Form S-3 and prospectus previously filed and issued $600 million in aggregate principal amount of 8.750% senior unsecured notes due 2016 at an initial issue price of 97.464% of face amount in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. On August 6, 2009, we issued an additional 2.55 million shares of our common stock under the same terms and conditions to cover underwriters’ over-allotments. Total net proceeds from these transactions were $896.8 million. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex.
     Interest is payable on the 8.750% senior notes on February 1 and August 1 of each year, commencing February 1, 2010. At any time on or after August 1, 2013, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015. The notes are guaranteed by most of our subsidiaries, except for Arch Western Resources, LLC and its subsidiaries and Arch Receivable Company, LLC.
     We have entered into a registration rights agreement in connection with the 8.75% senior notes. Pursuant to the agreement, we have agreed to file a registration statement and with the Securities and Exchange Commission to exchange a like aggregate principal amount of senior notes identical in all material respects to the 8.75% senior notes. We must make reasonable efforts to cause the registration statement to become effective by July 31, 2010 and complete the exchange by September 14, 2010. Should those events not occur within the specified time frame, the interest rate shall be increased by one-quarter or one percent per annum for the first 90 days following such period. Such interest rate will increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.
     On August 27, 2009, we entered into an amendment to our secured revolving credit facility. The amendment extended the maturity of the credit facility from June 23, 2011 to March 31, 2013 and increased our borrowing capacity from $800.0 million to $860.0 million until June 23, 2011, when it will then decrease to $762.5 million. New banks may join the credit facility after June 23, 2011, subject to an aggregate maximum borrowing amount of $800.0 million. The amendment also increased the required maximum leverage ratio. We had borrowings outstanding under the revolving credit facility of $300.0 million at September 30, 2009 and $205.0 million at December 31, 2008. At September 30, 2009, we had availability of $560.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western Resources, LLC and its subsidiaries. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at September 30, 2009.
     We are party to a $175.0 million accounts receivable securitization program whereby eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and expires March 31, 2010. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. We had no borrowings outstanding under the program at September 30, 2009 and $68.6 million outstanding at December 31, 2008. We also had letters of credit outstanding under the securitization program of $62.2 million as of September 30, 2009. At September 30, 2009 we had $65.9 million of availability under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     We had commercial paper outstanding of $43.6 million at September 30, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that the availability under our credit facilities is sufficient to satisfy our liquidity needs.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$246,443	$508,094
Investing activities	(309,245)	(434,147)
Financing activities	832,446	(37,961)
     Cash provided by operating activities decreased in the first nine months of 2009 compared to the first nine months of 2008, primarily as a result of a decrease in our profitability in 2009 from the weak coal markets, as discussed in “Results of Operations”.
     Cash used in investing activities for the first nine months of 2009 was $124.9 million less than the amount used for the first nine months of 2008, primarily due to a $134.1 million reduction in capital expenditures. During the first nine months of 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first nine months of 2008, in addition to a payment of $122.0 million on the Little Thunder lease, we spent approximately $78.4 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $101.2 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008.
     Cash provided by financing activities was $832.4 million during the first nine months of 2009 compared to cash used in financing activities of $38.0 million during the first nine months of 2008, as a result of the proceeds from the sale of common stock and issuance of debt that we discussed previously. As a result of these transactions, we were able reduce outstanding borrowings under our revolving credit facility. We also paid financing costs of $29.6 million in conjunction with the 8.75% senior notes, as well as the amendments to our credit facilities discussed previously.
     In 2008, we repurchased 1.5 million shares of common stock under our share repurchase program at an average price of $35.62. We paid $47.9 million during the third quarter of 2008, with the remaining $5.9 million paid in the fourth quarter.

     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended
	September 30
	2009		2008
Ratio of earnings to combined fixed charges and preference dividends	1.41	x	5.27	x
Critical Accounting Policies
     In 2009, we adopted new accounting guidance that requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. Our net income on the face of the consolidated statement of income for all periods presented now includes income attributable to the noncontrolling interest in our subsidiary, Arch Western Resources, LLC. Earnings per share will continue to be calculated based on income attributable to the controlling interest only. Equity attributable to the noncontrolling interest is presented in the “mezzanine” between liabilities and equity, because it is redeemable.
     Other than the adoption of this guidance, there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. Including the forecasted effects of the Jacob’s Ranch acquisition, at September 30, 2009, our expected remaining 2009 production is committed and priced. At current production levels, we have expected uncommitted volumes of 15 million to 25 million tons in 2010, with an additional 10 million tons committed but not yet priced. In 2011, we have expected uncommitted volumes of 80 million to 90 million tons, with an additional 15 million tons committed but not yet priced.
     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2009. With respect to our coal trading portfolio at September 30, 2009, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of our trading portfolio is 47% in the remainder of 2009, 32% in 2010 and 21% in 2011.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 50 to 60 million gallons of diesel fuel annually in our operations, including the effect of the Jacobs Ranch transaction. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At September 30, 2009, the Company had protected the price of approximately 50% of its expected purchases for the remainder of fiscal year 2009 and for fiscal year 2010. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel prices. Since the changes in the floating heating oil price highly correlate to changes in diesel fuel prices, the derivatives qualify for hedge accounting and the changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At September 30, 2009, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $8.3 million loss related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2009, of our $1.89 billion principal amount of debt outstanding, $343.6 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $3.4 million, based on borrowing levels at September 30, 2009.

Item 4.	Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2008, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers, allegedly in violation of the Clean Water Act and the National Environmental Policy Act. On June 24, 2009, the Fourth Circuit issued its mandate, making final its decision that the Corps’ jurisdiction under Section 404 of the Clean Water Act is narrowly limited to the filling of jurisdictional waters, and not to the broader environmental effects of a mining operation. The Fourth Circuit also upheld the Corps’ decision not to require an environmental impact statement before it approved the permits, which also was an issue on appeal. The court’s decision pertained to coal operations unrelated to us. Following remand of the case to the district court by the Fourth Circuit, Mingo Logan moved for summary judgment. Mingo Logan’s motion for summary judgment is currently pending before the district court.
     The lawsuit, brought by the Ohio Valley Environmental Coalition in September 2005 in the U.S. District Court for the Southern District of West Virginia, originally was filed against the Corps for permits it had issued to four subsidiaries of a company unrelated to us or our operating subsidiaries. The suit claimed that the Corps had issued permits to the subsidiaries of the unrelated company that did not comply with the National Environmental Policy Act and violate the Clean Water Act.
     The court ruled on the claims associated with those four permits in orders of March 23 and June 13, 2007. In the first of those orders, the court rescinded the four permits, finding that the Corps had inadequately assessed the likely impact of valley fills on headwater streams and had relied on inadequate or unproven mitigation to offset those impacts. In the second order, the court entered a declaratory judgment that discharges of sediment from the valley fills into sediment control ponds constructed in-stream to control that sediment must themselves be permitted under a different provision of the Clean Water Act, § 402, and meet the effluent limits imposed on discharges from these ponds. Both of the district court rulings were appealed to the U.S. Court of Appeals for the Fourth Circuit.
     Before the court entered its first order, the plaintiffs were permitted to amend their complaint to challenge the Coal-Mac and Mingo Logan permits. Plaintiffs sought preliminary injunctions against both operations, but later reached agreements with our operating subsidiaries that have allowed mining to progress in limited areas while the district court’s rulings are on appeal. The claims against Coal-Mac were thereafter dismissed.
     On February, 13, 2009, the Fourth Circuit reversed the District Court. The Fourth Circuit held that the Corps’ jurisdiction under Section 404 of the Clean Water Act is limited to the narrow issue of the filling of jurisdictional waters. The court also held that the Corps’ findings of no significant impact under the National Environmental Policy Act and no significant degradation under the Clean Water Act are entitled to deference. Such findings entitle the Corps to avoid preparing an environmental impact statement, the absence of which was one issue on appeal. These holdings also validated the type of mitigation projects proposed by our operations to minimize impacts and comply with the relevant statutes. Finally, the Fourth Circuit found that stream segments, together with the sediment ponds to which they connect, are unitary “waste treatment systems,” not “waters of the United States,” and that the Corps’ had not exceeded its authority in permitting them.
     The Ohio Valley Environmental Coalition sought rehearing before the entire appellate court which was denied on May 29, and the decision was given legal effect on June 24. An appeal to the U.S. Supreme Court was then filed on August 26, 2009, The Supreme Court’s acceptance of such appeal is discretionary, and a decision by the Court whether it will accept the case is expected in 2009.
     Mingo Logan filed a motion for summary judgment with the district court on July 17, 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February decision. The Corps has twice sought extensions of its deadline to reply. We are aware that the US EPA is considering whether it has a legal basis to veto the Corps issued permit under § 404(c) of the Clean Water Act. This action, if taken and upheld by a court following challenge, could prevent the use of the site by Mingo Logan for construction of the valley fill previously authorized by the Corps permit.

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
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2009, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2009. Based on the closing price of our common stock as reported on the New York Stock Exchange on November 5, 2009, the approximate dollar value of our common stock that may yet be purchased under this program was $247.8 million.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     None

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

Exhibit	Description
1.1	Underwriting Agreement, dated July 27, 2009, by and among Arch Coal, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein. (incorporated by reference to Exhibit 1.1 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

1.2	Purchase Agreement, dated July 28, 2009, by and among Arch Coal, Inc., the subsidiary guarantors named therein and Banc of America Securities LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the initial purchasers named therein. (incorporated by reference to Exhibit 1.2 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

2.1	Second Amendment to Membership Interest Purchase Agreement dated as of September 30, 2009, by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2009).

3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2006).

3.2	Arch Coal, Inc. Bylaws, as amended effective as of December 5, 2008 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on December 10, 2008).

4.1	Indenture, dated July 31, 2009, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

4.2	Form of 8.750% Senior Note due 2016 (included in Exhibit 4.1, incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

4.3	Registration Rights Agreement, dated July 31, 2009, by and among Arch Coal, Inc., the subsidiary guarantors named therein, and Banc of America Securities LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the initial purchasers named therein. (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

5.1	Opinion of Robert G. Jones, Esq. with respect to the legality of the common stock. (incorporated by reference to Exhibit 5.1 of the registrant’s Current Report on Form 8-K filed on July 31, 2009).

10.1	Fourth Amendment to Credit Agreement, dated as of August 27, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on August 28, 2009).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

*	Certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will supplementally furnish a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer

November 9, 2009