Form 10-K
period 2009-12-31
ARCH COAL INC
filed 2010-03-01
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 1-13105

(Exact name of registrant as specified in its charter)

Delaware	43-0921172

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One CityPlace Drive, Ste. 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 994-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange Chicago Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers and treasury shares) as of June 30, 2009 was approximately $2.2 billion.

On February 22, 2010, 162,474,101 shares of the company’s common stock, par value $0.01 per share, were outstanding.

Portions of the company’s definitive proxy statement for the annual stockholders’ meeting to be held on April 22, 2010 are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
ITEM 1.	BUSINESS.	1
ITEM 1A.	RISK FACTORS.	27
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	40
ITEM 2.	PROPERTIES.	40
ITEM 3.	LEGAL PROCEEDINGS.	43
ITEM 4.	RESERVED	45
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	45
ITEM 6.	SELECTED FINANCIAL DATA.	47
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	48
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	65
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	66
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	66
ITEM 9A.	CONTROLS AND PROCEDURES.	66
ITEM 9B.	OTHER INFORMATION.	66
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	66
ITEM 11.	EXECUTIVE COMPENSATION.	67
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	67
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	67
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	68
PART IV		68
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	68
EX-4.6
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We believe that the factors that could cause our actual results to differ materially include the factors that we describe under the heading “Risk Factors.” Those risks and uncertainties include but are not limited to the following:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our credit facility and other financing arrangements;

•	the availability and cost of surety bonds;

•	failure by Magnum Coal Company, which we refer to as Magnum, a subsidiary of Patriot Coal Corporation, to satisfy certain below-market contracts that we guarantee;

•	our ability to manage the market and other risks associated with certain trading and other asset optimization strategies;

•	terrorist attacks, military action or war;

•	environmental laws, including those directly affecting our coal mining operations and those affecting our customers’ coal usage;

•	our ability to obtain and renew mining permits;

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us; and

•	the availability of future permits authorizing the disposition of certain mining waste.

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

Introduction

We are one of the largest coal producers in the United States. For the year ended December 31, 2009 (which includes fourth quarter sales only from the former Jacobs Ranch mine complex, which we acquired on October 1, 2009), we sold approximately 126.1 million tons of coal, including approximately 7.5 million tons of coal we purchased from third parties, fueling approximately 12.7% of all coal-based electricity generated in the United States. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2009, we operated 19 active mines located in each of the major low-sulfur coal-producing regions of the United States. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants, steel mills and export facilities located in the United States.

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

Despite these and other regulations, we expect worldwide coal demand to increase over time, particularly in developing countries such as China and India where electricity demand is increasing much faster than in developed parts of the world. Although the global economic recession has had a significant impact on certain regions of the world, we expect worldwide energy demand to increase over the next 20 years. As a result of its availability, stability and affordability, we expect coal to satisfy a large portion of that demand.

Domestically, we anticipate that production in certain regions, particularly the Central Appalachian region, will decrease over time as reserves are depleted and permitting becomes more challenging. We expect United States coal exports to increase in 2010, driven primarily by improving metallurgical coal demand. We also expect domestic coal consumption to increase over the intermediate and longer term. We believe that these trends collectively will exert upward pressure on coal pricing.

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

In December 2005, we sold the stock of Hobet Mining, Inc., Apogee Coal Company and Catenary Coal Company and their four associated mining complexes (Hobet 21, Arch of West Virginia, Samples and Campbells Creek) and approximately 455.0 million tons of coal reserves in Central Appalachia to Magnum. On October 1, 2009, we acquired Rio Tinto’s Jacobs Ranch mine complex in the Powder River Basin of Wyoming which included 345 million tons of low-cost, low-sulfur coal reserves and integrated it into the Black Thunder mine.

Coal Characteristics

In general, end users characterize coal as steam coal or metallurgical coal. Heat value, sulfur, ash, moisture content, and volatility in the case of metallurgical coal, are important variables in the marketing and transportation of coal. These characteristics help producers determine the best end use of a particular type of coal. The following is a description of these general coal characteristics:

Heat Value.  In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, ranging from lignite through subbituminous and bituminous to anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value, nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to 13,000 Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.

Sulfur Content.  Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal. The sulfur content of coal can vary from seam to seam and within a single seam. The chemical composition and concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion. Coal-fueled power plants can comply with sulfur dioxide emission regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-dioxide emission reduction technology.

All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 79.3% consist of compliance coal, while an additional 6.1% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Higher sulfur coal can be burned in plants equipped with sulfur-dioxide emission reduction technology, such as scrubbers, and in facilities that blend compliance and noncompliance coal.

Ash.  Ash is the inorganic residue remaining after the combustion of coal. As with sulfur, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The composition of the ash, including the proportion of sodium oxide and fusion temperature, are important characteristics of coal and help determine the suitability of the coal to end users. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production.

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

The Coal Industry

Global Coal Supply and Demand.  The upheaval in the global financial markets experienced in late 2008 spread to the global energy markets, affecting energy demand throughout 2009. According to the Energy Information Administration (EIA), global energy markets continue to adjust to highly uncertain conditions precipitated by the commodity (oil and other energy fuels) price collapse in 2008. Even as energy demand faltered and the world debated the effects of reliance on all forms of fossil fuels, coal remained (and remains) a major contributor to global energy supplies because of its availability, stability and affordability.

According to the International Energy Agency (IEA), coal provided approximately 41.5% of the world’s electricity in 2007 and it is also used in producing approximately 70% of the world’s steel supply. Coal reserves can be found in almost every country in the world, and recoverable coal can be found in approximately 70 countries, and as such its distribution network is varied and economical, creating viable energy supply alternatives for developed and developing nations alike.

Coal is traded worldwide and can be transported to demand centers by ship, rail, barge, and truck. Worldwide coal production approximated 6.3 billion tonnes in 2007 and 6.7 billion tonnes in 2008, according to the IEA. China remains the largest producer of coal in the world. It produced nearly 2.8 billion tonnes in 2008, according to the IEA, followed by the USA at approximately 1 billion tonnes and India at nearly 490 million tonnes. The National Bureau of Statistics of China reports that 2.7 billion tonnes of coal have been produced domestically through November of 2009. Historically, Australia has been the world’s largest coal exporter, exporting more than 252 million tonnes in 2008, according to the World Coal Institute (WCI). Indonesia, Russia, Colombia, and South Africa have also historically been significant exporters. Indonesia in particular has seen substantial growth in its coal exports in the last few years; however, its growing domestic energy demand may result in a decrease in exports as it moves toward greater self-sufficiency. China too has reduced its level of total exports as domestic requirements became paramount and has become a large net importer.

International demand for coal continues to be driven by growth in electrical power generation capacity, most significantly in China and India going forward. China and India represented approximately 48% of total world coal consumption in 2006 and are expected to account for approximately 59% by 2030, according to the EIA. Increased international demand led to a substantial rise in the demand for coal exports from the United States during 2008 as the demand for coal for both power generation and steel production, coupled with supply issues around the globe, strained global coal supplies. The situation altered in 2009 as weakened global energy demand caused demand for U.S. export coal to decline. As global economic conditions improve and regions return to growth, we expect the demand for U.S. coal exports to rebound.

U.S. Coal Consumption.  In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.0 billion tons in 2009, according to the EIA’s Short Term Energy Outlook. Although full-year data for 2009 is not yet available, the global downturn affected U.S. coal consumption. In 2009, coal consumption in the U.S. was affected not only by lower total electricity generation but also by increases in generation from other electricity sources including natural gas and hydropower.

The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual		Forecast			Annual Growth
Sector	2002	2009	2011	2020	2030	2009-2030
	(Tons, in millions)

Electric power	978	936	998	1,073	1,147	0.9%
Other industrial	61	47	51	53	52	0.5%
Coke plants	24	16	20	20	17	0.3%
Residential/commercial	4	3	3	3	3	0.4%
Coal-to-liquids	—	—	—	32	57	n/a

Total U.S. coal consumption	1,067	999.5	1,072	1,181	1,276	1.1%

Source:	EIA Annual Energy Outlook 2010

 EIA Short Term Energy Outlook (February 2010)

According to the EIA, coal accounted for approximately 45% of U.S. electricity generation in 2009, and based on projected 19% growth in electricity demand, coal consumption is projected to grow by more than 20% by 2030, reaching 1.2 billion tons. (These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account recent market conditions.) Historically, coal has been considerably less expensive than natural gas or oil.

We estimate that the cost of generating electricity from coal is significantly lower than the cost of generating electricity from other fossil fuels. According to the EIA, the average delivered cost of coal to electric power generators for 2009 was $2.21/mm Btus, which was $7.16/mmBtu less expensive than petroleum liquids and $2.40/mmBtu lower than natural gas. Coal is also competitive with existing nuclear power generation, on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but new sources are scarce and its application is limited by geography and susceptibility to seasonal and climatic conditions. In 2009, renewable power generation (excluding hydro), such as wind power and biomass, accounted for only 4% of all electricity generated in the United States and is currently not a reliable source for baseload electric power. The following chart shows the breakdown of U.S. electricity generation by energy source for 2009, according to the EIA:

Source: EIA Short Term Energy Outlook (February 2010).

The EIA has projected that approximately 108 gigawatts of new electricity capacity (net of retirements) will be needed between 2008 and 2030, with approximately 14% of the new capacity estimated to come from coal fueled generation. Because the EIA projections are based on factors and assumptions contained in its forecasts, actual amounts of new capacity may differ significantly from those estimates, and if they differ negatively, the amount of new electricity capacity needed may not grow as the EIA projects. The proposed plants or expansions are utilizing the full spectrum of technologies from pulverized coal and circulating fluidized bed, which permit coal to be more easily burned, to integrated gasification combined cycle (“IGCC”) units, which permit coal to be turned into a gasified product for the easier capture of carbon dioxide in the future. Many projects that are moving forward are being developed by municipal and regulated utilities due to their ability to recover costs, in addition to their prior experience with coal.

The other major market for coal is the steel industry. Coal is essential for iron and steel production. According to the WCI, approximately 70% of all steel is produced from iron made in coal fired blast furnaces. The steel industry uses metallurgical coal, which is distinguishable from other types of coal by its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel in recent years.

Prices for oil and natural gas in the United States during 2009 fell from their record highs of the previous year due to the effects of the worldwide economic recession. Historically, volatile oil and gas prices and global energy security concerns have increased interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-

sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Currently, there are only a limited number of projects moving forward because of lower oil and natural gas prices.

U.S. Coal Production.  The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there is over 200 billion tons of recoverable coal in the U.S. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for approximately 200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.0 billion tons in 2009 based on information provided by the Mine Safety and Health Administration.

Coal is mined from coal fields throughout the United States, with the major production centers located in the western U.S., the Appalachian region and the Illinois Basin. The quality of coal varies by region. Heat value, sulfur content and suitability for production of metallurgical coke are important quality characteristics and are used to determine the best end use for the particular coal types.

The western region includes, among other areas, the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408.3 million tons in 1994 to an estimated 629 million tons in 2009, as competitive mining costs and regulations limiting sulfur dioxide emissions have continued the increased demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado,Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.

The Appalachian region is divided into the north, central and southern Appalachian regions. According to the EIA, coal produced in the Appalachian region decreased from 445.4 million tons in 1994 to an estimated 342 million tons in 2009 primarily as a result of the depletion of economically attractive reserves, permitting issues and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11300 to 12300 Btu and a sulfur content ranging from 0.7% - 3.0%.

The Illinois basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. According to the EIA, coal produced in the interior region decreased from 179.9 million tons in 1994 to 103.3 million tons in 2009. Coal from the Illinois basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. We anticipate that Illinois basin coal will play an increasingly vital role in the U.S. energy markets in future periods. Other coal-producing states in the interior region include Arkansas, Kansas, Louisiana, Mississippi, Missouri, North Dakota, Oklahoma and Texas.

U.S. Coal Exports and Imports.  Although down from the previous year, U.S. exports began to increase in the second half of 2009, supported by recovering global economies and continued growth in Chinese and Indian steel markets in particular. This is a trend we expect to continue. Because of this, we believe that the United States will continue to be an increasingly important swing supplier of coal to the global marketplace in the near term.

Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption, and this remained the case in 2009. According to the EIA, coal imports increased from 8.9 million tons in 1994 to approximately 22.8 million tons in 2009, which represented a fall from the 34 million tons imported in 2008. The drop was primarily related to the decline in demand for power generation as well as weaker domestic coal prices. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We do not expect import growth to be significant as more and more global coal will likely be directed to Asia.

Coal Mining Methods

The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.

Surface Mining.  We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under “Our Mining Operations — General.” In 2009, approximately 80% of the coal that we produced came from surface mining operations.

Surface mining involves removing the topsoil then drilling and blasting the overburden (earth and rock covering the coal) with explosives. We then remove the overburden with heavy earth-moving equipment, such as draglines, power shovels, excavators and loaders. Once exposed, we drill, fracture and systematically remove the coal using haul trucks or conveyors to transport the coal to a preparation plant or to a loadout facility. We reclaim disturbed areas as part of our normal mining activities. After final coal removal, we use draglines, power shovels, excavators or loaders to backfill the remaining pits with the overburden removed at the beginning of the process. Once we have replaced the overburden and topsoil, we reestablish vegetation and plant life into the natural habitat and make other improvements that have local community and environmental benefits.

The following diagram illustrates a typical dragline surface mining operation:

Underground Mining.  We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations in the table “Our

Mining Operations — General.” In 2009, approximately 20% of the coal that we produced came from underground mining operations.

Our underground mines are typically operated using one or both of two different mining techniques: longwall mining and room-and-pillar mining.

Longwall Mining.  Longwall mining involves using mechanical shearers to extract coal from long rectangular blocks of medium to thick seams. Ultimate seam recovery using longwall mining techniques can exceed 75%. In longwall mining, we use continuous miners to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion. In 2009, approximately 17% of the coal that we produced came from underground mining operations generally using longwall mining techniques.

The following diagram illustrates a typical underground mining operation using longwall mining techniques:

Room-and-Pillar Mining.  Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous miners to cut the coal and shuttle cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 40% of the total coal in a seam. Higher seam recovery rates can be achieved if retreat mining is used. In retreat mining, coal is mined from the pillars as workers retreat. As retreat mining occurs, the roof is allowed to collapse in a controlled fashion. We currently conduct retreat mining in certain underground mines at our Cumberland River and Lone Mountain mining complexes. In 2009, the quantities of coal we recovered from retreat mining represented an insignificant portion of our total coal production. Once we finish mining in an area, we generally abandon that area and seal it from the rest of the mine. In 2009, approximately 3% of the coal that we produced came from underground mining operations generally using room-and-pillar mining techniques.

The following diagram illustrates our typical underground mining operation using room-and-pillar mining techniques:

Coal Preparation and Blending.  We crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes. Each of our mining operations in the Central Appalachia region uses a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users. In 2009, our preparation plants processed approximately 80% to 90% of the raw coal we produced in the Central Appalachia region. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations, including coal produced by third parties, in order to achieve a more suitable product.

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

Our Mining Operations

General.  At December 31, 2009, we operated 19 active mines at 11 mining complexes located in the United States. We have three reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin, the Western Bituminous region and the Central Appalachia region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2009, 2008 and 2007 contained in Note 23 — Segment Information to our consolidated financial statements beginning on page F-1.

Our operations in the Powder River Basin are located in Wyoming and include two surface mining complexes (Black Thunder and Coal Creek). Our operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mining complexes (Dugout Canyon, Skyline, Sufco and West Elk) and one surface mining complex (Arch of Wyoming). Our operations in the Central Appalachia region are located in southern West Virginia, eastern Kentucky and southwestern Virginia and include four mining complexes (Coal-Mac, Cumberland River, Lone Mountain and Mountain Laurel) comprised of nine underground mines and four surface mines.

In general, we have developed our mining complexes and preparation plants at strategic locations in close proximity to rail or barge shipping facilities. Coal is transported from our mining complexes to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities. We currently own or lease under long-term arrangements a substantial portion of the equipment utilized in our mining operations. We employ sophisticated preventative maintenance and rebuild programs and upgrade our equipment to ensure that it is productive, well-maintained and cost-competitive. Our maintenance programs also employ procedures designed to enhance the efficiencies of our operations.

The following map shows the locations of our mining operations:

The following table provides a summary of information regarding our active mining complexes at December 31, 2009, the total sales associated with these complexes for the years ended December 31, 2007, 2008 and 2009 and the total reserves associated with these complexes at December 31, 2009. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included below the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

								Total Cost
								of Property,
								Plant and
								Equipment
	Captive	Contract	Mining		Tons Sold(2)			at December 31,	Assigned
Mining Complex	Mines(1)	Mines(1)	Equipment	Railroad	2007	2008	2009	2009	Reserves
					(Million tons)			($ in millions)	(Million tons)

Powder River Basin:
Black Thunder	S	—	D, S	UP/BN	86.2	88.5	81.2	$996.6	1,521.6
Coal Creek	S	—	D, S	UP/BN	10.2	11.5	9.8	148.1	197.1
Western Bituminous:
Arch of Wyoming	S	—	L	UP	—	0.2	0.1	23.8	14.8
Dugout Canyon	U	—	LW, CM	UP	4.0	4.3	3.2	137.0	19.8
Skyline	U	—	LW, CM	UP	2.4	3.3	2.8	160.1	19.2
Sufco	U	—	LW, CM	UP	6.7	7.4	6.6	210.4	66.2
West Elk	U	—	LW, CM	UP	6.2	5.3	4.0	432.2	74.9
Central Appalachia:
Coal-Mac	S	U	L, E	NS/CSX	3.9	3.7	2.9	169.3	26.7
Cumberland River	S(1), U(2)	U	L, CM, HW	NS	2.4	2.4	1.6	130.2	22.7
Lone Mountain	U(3)	—	CM	NS/CSX	2.4	2.7	2.2	185.7	30.6
Mountain Laurel	U	S(2)	L, LW, CM	CSX	1.0	4.3	4.4	437.1	86.4

Totals					125.4	133.6	118.8	$3,030.5	2,080

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern-Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner
HW = Highwall miner

(1)	Amounts in parentheses indicate the number of captive and contract mines at the mining complex at December 31, 2009. Captive mines are mines that we own and operate on land owned or leased by us. Contract mines are mines that other operators mine for us under contracts on land owned or leased by us.

(2)	Tons sold include tons of coal we purchased from third parties and processed through our loadout facilities. Coal purchased from third parties and processed through our loadout facilities approximated 0.2 million tons in 2007. The amount of coal that we purchased from third parties and processed through our loadout facilities was negligible in 2008 and 2009. We have not included tons of coal we purchased from third parties that were not processed through our loadout facilities in the amounts shown in the table above. Tons of coal sold that we purchased from third parties but did not process through our loadout facilities approximated 7.3 million tons in 2009, 6.0 million tons in 2008 and 8.4 million tons in 2007.

In June 2007, we sold the Mingo Logan-Ben Creek mining complex and associated reserves to Alpha Natural Resources. We have not included any information in the table above related to that complex. That complex sold 1.2 million tons in 2007 and 4.0 million tons in 2006.

Powder River Basin

Black Thunder.  Black Thunder is a surface mining complex located on approximately 33,800 acres in Campbell County, Wyoming. The Black Thunder mining complex extracts steam coal from the Upper Wyodak and Main Wyodak seams. The Black Thunder mining complex shipped 81.2 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1.5 billion tons of proven and probable reserves at December 31, 2009. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190.0 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

The Black Thunder mining complex currently consists of seven active pit areas and three owned loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.

Coal Creek.  Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek mining complex shipped 9.8 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 197 million tons of proven and probable reserves at December 31, 2009. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50.0 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

Western Bituminous

Arch of Wyoming.  Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The Arch of Wyoming complex currently consists of one active surface mine and four inactive mines located on approximately 58,000 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam. The Arch of Wyoming complex shipped 0.1 million tons of coal in 2009.

We control a significant portion of the coal reserves associated with this complex through federal, state and private leases. The active Arch of Wyoming mining operations had approximately 14.8 million tons of proven and probable reserves at December 31, 2009. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.

The active Arch of Wyoming mining operations currently consist of one active pit area. We ship all of the coal raw to our customers via the Union Pacific railroad and by truck. We do not process the coal mined at this complex.

Dugout Canyon.  Dugout Canyon mine is an underground mining complex located on approximately 18,200 acres in Carbon County, Utah. The Dugout Canyon mining complex has extracted steam coal from the Rock Canyon and Gilson seams. The Dugout Canyon mining complex shipped 3.2 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 19.8 million tons of proven and probable reserves at December 31, 2009. The coal seam currently being mined will sustain current production levels until approximately mid-2012, at which point we will need to transition to another coal seam to continue mining.

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

Skyline.  Skyline is an underground mining complex located on approximately 12,400 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam. The Skyline mining complex shipped 2.8 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 19.2 million tons of proven and probable reserves at December 31, 2009. The reserve area currently being mined will sustain current production levels through 2011, at which point we will need to transition to a new reserve area in order to continue mining.

The Skyline complex currently consists of a longwall, a continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.

Sufco.  Sufco is an underground mining complex located on approximately 27,550 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam. The Sufco mining complex shipped 6.6 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 66.2 million tons of proven and probable reserves at December 31, 2009. The coal seam currently being mined will sustain current production levels through 2020, at which point we will need to transition to a new coal seam in order to continue mining.

The Sufco complex currently consists of a longwall, three continuous miner sections and a loadout facility located approximately 80 miles from the mine. We ship all of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We do not process the coal mined at this complex. The loadout facility can load an 11,000-ton train in less than three hours.

West Elk.  West Elk is an underground mining complex located on approximately 17,900 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam. The West Elk mining complex shipped 4.0 million tons of coal in 2009.

We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 74.9 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels through 2019 before annual output starts to significantly decline.

The West Elk complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. In 2009, we processed a small portion of the coal mined at this complex at a nearby preparation plant. In 2010, a new coal preparation plant with supporting coal handling facilities will be constructed to process coal at the West Elk mine site. The loadout facility can load an 11,000-ton train in less than three hours.

Central Appalachia

Coal-Mac.  Coal-Mac is a surface and underground mining complex located on approximately 46,800 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal-Mac mining complex extract steam coal primarily from the Coalburg and Stockton seams. Underground mining operations at the Coal-Mac mining complex extract steam coal from the Coalburg seam. The Coal-Mac mining complex shipped 2.9 million tons of coal in 2009.

We control a significant portion of the coal reserves through private leases. The Coal-Mac mining complex had approximately 26.7 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.

The complex currently consists of one captive surface mine, one contract underground mine, a preparation plant and two loadout facilities, which we refer to as Holden 22 and Ragland. We ship coal trucked to the Ragland loadout facility directly to our customers via the Norfolk Southern railroad. The Ragland loadout facility can load a 12,000-ton train in less than four hours. We ship coal trucked to the Holden 22 loadout facility directly to our customers via the CSX railroad. We wash all of the coal transported to the Holden 22 loadout facility at an adjacent 600-ton-per-hour preparation plant. The Holden 22 loadout facility can load a 10,000-ton train in about four hours.

Cumberland River.  Cumberland River is an underground and surface mining complex located on approximately 17,000 acres in Wise County, Virginia and Letcher County, Kentucky. Surface mining operations at the Cumberland River mining complex extract steam coal from approximately 20 different coal seams from the Imboden seam to the High Splint No. 14 seam. Underground mining operations at the Cumberland River mining complex extract steam and metallurgical coal from the Imboden, Taggart Marker, Middle Taggart, Upper Taggart, Owl, and Parsons seams. The Cumberland River mining complex shipped 1.6 million tons of coal in 2009.

We control a significant portion of the coal reserves through private leases. The Cumberland River mining complex had approximately 22.7 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2017 before annual output starts to significantly decline.

The complex currently consists of four underground mines (two captive, two contract) operating four continuous miner sections, two captive surface operations, one captive highwall miner, a preparation plant and a loadout facility. We ship approximately one-third of the coal raw. We process the remaining two-thirds of the coal through a 500-ton-per-hour preparation plant before shipping it to our customers via the Norfolk Southern railroad. The loadout facility can load a 12,500-ton train in less than four hours.

Lone Mountain.  Lone Mountain is an underground mining complex located on approximately 22,000 acres in Harlan County, Kentucky and Lee County, Virginia. The Lone Mountain mining complex extracts steam and metallurgical coal from the Kellioka, Darby and Owl seams. The Lone Mountain mining complex shipped 2.2 million tons of coal in 2009.

We control a significant portion of the coal reserves through private leases. The Lone Mountain mining complex had approximately 30.6 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2020 before annual output starts to significantly decline.

The complex currently consists of three underground mines operating a total of seven continuous miner sections. We convey coal mined in Kentucky to Virginia before we process it through a 1,200-ton-per-hour preparation plant. We then ship the coal to our customers via the Norfolk Southern or CSX railroad. The loadout facility can load a 12,500-ton unit train in less than four hours.

Mountain Laurel.  Mountain Laurel is an underground and surface mining complex located on approximately 38,280 acres in Logan County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract steam and metallurgical coal from the Cedar Grove and Alma seams. Surface mining operations at the Mountain Laurel mining complex extract steam coal from a number of different splits of the Five Block, Stockton and Coalburg seams. The Mountain Laurel mining complex shipped 4.4 million tons of coal in 2009.

We control a significant portion of the coal reserves through private leases. The Mountain Laurel mining complex had approximately 86.4 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2017 before annual output starts to significantly decline.

The complex currently consists of one underground mine operating a longwall and a total of four continuous miner sections, two contract surface operations, a preparation plant and a loadout facility. We process all of the coal through a 2,100-ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.

Sales, Marketing and Trading

Overview.  Coal prices are influenced by a number of factors and vary materially by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use, mine operating costs and the costs and availability of alternative fuels, such as nuclear energy, natural gas and hydropower. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region.

The cost of coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the primary mining method we use in the Western Bituminous region and for certain of our Central Appalachia mines, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin, and for certain of our Central Appalachia mines and a Western Bituminous mine. This is the case because of the higher capital costs, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.

Our sales, marketing and trading function is principally based in St. Louis, Missouri and consists of sales and trading personnel, transportation and distribution personnel, quality control personnel and contract administration personnel. In addition to selling coal produced in our mining complexes, from time to time we purchase and sell coal mined by others, some of which we blend with coal produced from our mines. We focus on meeting the needs and specifications of our customers rather than just selling our coal production.

Customers.  In 2009, we sold coal to domestic customers located in 39 different states. The majority of those customers operate power plants, steel mills and industrial facilities located throughout the United States. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States. For the year ended December 31, 2009, we derived approximately 23% of our total coal revenues from sales to our three largest customers — Tennessee Valley Authority, Ameren Corporation and Pacificorp — and approximately 48% of our total coal revenues from sales to our 10 largest customers. During 2009, we also exported coal to customers located throughout countries in North America, Europe, South America, and Asia. Coal sales revenue from foreign customers approximated $194.4 million for 2009, $486.1 million for 2008 and $196.7 million for 2007. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

Beginning in the third quarter of 2008, worldwide steel prices plummeted and steel production on a global basis was significantly curtailed. In particular, steel demand collapsed in the United States, Western Europe and Eastern Europe. These are the principal geographic regions where our metallurgical products are sold. As a result, we produced a smaller percentage of metallurgical quality coal during 2009 than we did in 2008. We sold approximately 2.1 million tons of metallurgical quality coal in 2009, 4.4 million tons of metallurgical quality coal in 2008 and approximately 2.1 million tons of metallurgical quality coal in 2007.

Long-Term Coal Supply Arrangements

As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2009, we sold approximately 72% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one to 11 months and other contracts have terms longer than 10 years. At December 31, 2009, the average volume-weighted remaining term of our long-term contracts was approximately 3.1 years, with remaining terms ranging from one to eight years. At December 31, 2009, we had a sales backlog, including a backlog subject to price re-opener or extension provisions, of approximately 357.5 million tons.

We typically sell coal to customers under long-term arrangements through a “request-for-proposal” process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts generally contain provisions to adjust the base price due to new statutes, ordinances or regulations, such as the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act, that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.

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

Quality and volumes for the coal are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed, although in some cases the volume specified may vary depending on the quality of the coal or the customer consumption requirements. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash and moisture content. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.

Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers, during the duration of events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts generally provide that in the event a force majeure circumstance exceeds a certain time period the unaffected party may have the option to terminate the purchase or sale in whole or in part. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.

In most of our contracts we have a right of substitution, allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same equivalent delivered cost.

Generally, under the terms of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, other than from their own negligence, and for damage to our customer’s equipment due to non-coal materials being included with our coal before leaving our property.

Trading.  In addition to marketing and selling coal to customers through traditional coal supply arrangements, we seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of other marketing, trading and asset optimization strategies. From time to time, we may employ strategies to use coal and coal-related commodities and contracts for those commodities in order to manage and hedge volumes and/or prices associated with our coal sales or purchase commitments, reduce our exposure to the volatility of market prices or augment the value of our portfolio of traditional assets. These strategies may include physical coal, as well as a variety of forward, futures or options contracts, swap agreements or other financial instruments.

We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see the section entitled “Quantitative and Qualitative Disclosures About Market Risk” for more information about the market risks associated with these strategies at December 31, 2009.

Transportation.  We ship our coal to domestic customers by means of railroad, barges, vessels or trucks, or a combination of these means of transportation. We generally sell coal used for domestic consumption free on board at the mine or nearest loading facility. Our domestic customers normally bear the costs of transporting coal by rail, barge or vessel.

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

We own a 22% interest in Dominion Terminal Associates, a partnership that operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. The facility has a rated throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The facility serves international customers, as well as domestic coal users located along the Atlantic coast of the United States.

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

Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern-Santa Fe Railway and the Union Pacific Railroad. In the Western Bituminous region our customers are largely served by the Union Pacific Railroad or by truck delivery. We generally transport coal produced at our Central Appalachian mining complexes via the CSX Railway or the Norfolk Southern Railway. Besides rail deliveries, some customers in the eastern U.S. rely on a river barge system. Our Arch Coal Terminal is located in Catlettsburg, Kentucky on a 111-acre site on the Big Sandy River above its confluence with the Ohio River. The terminal provides coal and other bulk material storage and can load and offload river barges and trucks at the facility. The terminal can provide up to 500,000 tons of storage and can load up to six million tons of coal annually for shipment on the inland waterways.

Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., CONSOL Energy Inc., Massey Energy Company, Patriot Coal Corporation, Peabody Energy Corp. and Cloud Peak Energy. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.

Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.

Suppliers

Principal supplies used in our business include petroleum-based fuels, explosives, tires, steel and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as explosives and fuel, and preferred suppliers for other parts at our business such as dragline and shovel parts and related services. We believe adequate substitute suppliers are available. For more information about our suppliers, you should see “Risk Factors — Increases in the costs of mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.”

Environmental and Other Regulatory Matters.

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

On December 12, 2008, OSM finalized a rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. On November 30, 2009, OSM announced another rulemaking that would reinterpret the regulations finalized eleven months earlier. We cannot predict how the regulations may change or how they may affect coal production.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2009, we recorded $32.7 million of expense related to these reclamation fees.

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

The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2009, we have self-bonded an aggregate of approximately $352.0 million and have posted an aggregate of approximately $297.3 million in surety bonds for reclamation purposes. In addition, we had approximately $153.5 million of surety bonds and letters of credit outstanding at December 31, 2009 to secure workers’ compensation, coal lease and other obligations.

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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2009, we recorded $64.9 million of expense related to this excise tax.

Clean Air Act.  The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as EPA’s proposal published on December 8, 2009 to revise the national ambient air quality standard for oxides of sulfur and a similar proposal announced on January 6, 2010 for ozone. Regulation of additional emissions such as carbon dioxide or other greenhouse gases as proposed or determined by EPA on October 27, October 30 and December 15, 2009 may eventually be applied to stationary sources such as coal-fueled power plants and industrial boilers (see discussion of Climate Change, below). This application could eventually reduce the demand for coal.

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

In addition, EPA announced on January 6, 2010 a proposal to adopt a new, more stringent primary ambient air quality standard for ozone and to change the way in which the secondary standard is calculated. Should these NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.

•	NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.

•	Clean Air Interstate Rule. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. The result is that CAIR will be implemented and will remain in effect at least until the EPA responds to the remand which the agency predicts will take approximately two years.

•	Mercury. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, which we refer to as CAMR, and remanded it to the EPA for reconsideration. The EPA is reviewing the court decision and evaluating its impacts. Before the court decision, some states had either adopted CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than CAMR. CAMR, as promulgated, would have permanently capped and reduced mercury emissions from coal-fueled power plants by establishing mercury emissions limits from new and existing coal-fueled power plants and creating a market-based cap-and-trade program that was expected to reduce nationwide emissions of mercury in two phases.

Under CAMR, coal-fueled power plants would have had until 2010 to cut mercury emission levels from 48 tons to 38 tons a year and until 2018 to bring that level down to 15 tons, a 69% reduction. On December 24, 2009, the EPA announced that it had recommended to the Office of Management and Budget an Information Collection Request that would require all US power plants with coal or oil-fired generating units to submit emissions information. With this information the EPA intends to propose standards for all air toxic emissions, including mercury, for coal and oil-fired units by March 10, 2011. The EPA hopes to make these new standards final by November 16, 2011. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Any such rules may adversely affect the demand for coal.

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

Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise. The U.S. Congress has considered various proposals to reduce greenhouse gas emissions, but to date, none have become law. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. On December 15, 2009, EPA published a formal determination that six greenhouse gases, including carbon dioxide and methane, endanger both the public health and welfare of current and future generations. In the same Federal Register rulemaking, EPA found that emission of greenhouse gases from new motor vehicles and their engines contribute to greenhouse gas pollution. Although Massachusetts v. EPA did not involve the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal-fueled power plants, the decision is likely to impact regulation of stationary sources.

For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. In June 2006, the U.S. Court of Appeals for the Second Circuit heard oral argument in a public nuisance action filed by eight states (Connecticut, Delaware, Maine, New Hampshire,

New Jersey, New York, and Vermont) and New York City to curb carbon dioxide emissions from power plants. The parties have filed post-argument briefs on the impact of the Massachusetts v. EPA decision, and a decision is currently pending. In response to Massachusetts v. EPA, in July 2008, the EPA issued a notice of proposed rulemaking requesting public comment on the regulation of greenhouse gases. On October 27, 2009, the EPA announced how it will establish thresholds for phasing-in and regulating greenhouse gas emissions under various provisions of the Clean Air Act. Three days later, on October 30, 2009, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, although reporting of emissions from underground coal mines and coal suppliers as originally proposed has been deferred pending further review. If as a result of these actions the EPA were to set emission limits for carbon dioxide from electric utilities or steel mills, the demand for coal could decrease.

In the absence of federal legislation or regulation, many states and regions have adopted greenhouse gas initiatives. These state and regional climate change rules will likely require additional controls on coal-fueled power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.

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

Clean Water Act requirements that may directly or indirectly affect our operations include the following:

•	Wastewater Discharge. Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. You should see Item 3 — Legal Proceedings for more information about certain regulatory actions pertaining to our operations.

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

The Clean Water Act also requires states to develop anti-degradation policies to ensure that non-impaired water bodies continue to meet water quality standards. The issuance and renewal of permits for the discharge of pollutants to waters that have been designated as “high quality” are subject to anti-

degradation review that may increase the costs, time and difficulty associated with obtaining and complying with NPDES permits.

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

Notwithstanding the additional environmental protections designed in the 2007 NWP 21, on July 15, 2009, the Corps proposed to immediately suspend the use of the NWP 21 in six Appalachian states, including West Virginia, Kentucky and Virginia where the Company conducts operations. In addition, in the same notice, the Corps proposed to modify the NWP 21 following the receipt and review of public comments to prohibit its further use in the same states during the remaining term of the permit which is March 12, 2012. The Corps is now reviewing the more than 21,000 public comments it has received. The agency has not announced when it is expected to complete its review and reach a final decision.

Regardless of the outcome of the Corps’ decision about any continuing use of NWP 21, it does not prevent the Company’s operations from seeking an individual permit under § 404 of the CWA, nor does it restrict an operation from utilizing another version of the nationwide permit authorized for small underground coal mines that must construct fills as part of their mining operations.

The use of nationwide permits to authorize stream impacts from mining activities has been the subject of significant litigation. You should see Item 3 — Legal Proceedings for more information about certain litigation pertaining to our permits.

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

Employees

General.  At February 11, 2010, we employed a total of approximately 4,601 persons, approximately 152 of whom are represented by the Scotia Employees Association. We believe that our relations with all employees are good.

Executive Officers

The following is a list of our executive officers, their ages as of February 22, 2010 and their positions and offices during the last five years:

Name	Age	Position

C. Henry Besten, Jr.	61	Mr. Besten has served as our Senior Vice President-Strategic Development since 2002.
John T. Drexler	40	Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as our Vice President-Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within our finance and accounting department.
John W. Eaves	52	Mr. Eaves has served as our President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director since February 2006. From 2002 to April 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc. and CoaLogix.
Sheila B. Feldman	55	Ms. Feldman has served as our Vice President-Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President-Human Resources and Public Affairs of Solutia Inc.
Robert G. Jones	53	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to August 2008.
Paul A. Lang	49	Mr. Lang has served as our Senior Vice President-Operations since December 2006. Mr. Lang served as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.
Steven F. Leer	57	Mr. Leer has served as our Chairman and Chief Executive Officer since April 2006. Mr. Leer served as our President and Chief Executive Officer from 1992 to April 2006. Mr. Leer also serves on the board of directors of the Norfolk Southern Corporation, USG Corp., the Business Roundtable, the BRT, the University of the Pacific and Washington University and is past chairman of the Coal Industry Advisory Board. Mr. Leer is a past chairman and continues to serve on the board of directors of the Center for Energy and Economic Development, the National Coal Council and the National Mining Association.
David B. Peugh	55	Mr. Peugh has served as our Vice President-Business Development since 1995.
Deck S. Slone	46	Mr. Slone has served as our Vice President-Government, Investor and Public Affairs since August 2008. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to August 2008.
David N. Warnecke	54	Mr. Warnecke has served as our Vice President-Marketing and Trading since August 2005. From June 2005 until March 2007, Mr. Warnecke served as President of our Arch Coal Sales Company, Inc. subsidiary, and from April 2004 until June 2005, Mr. Warnecke served as Executive Vice President of Arch Coal Sales Company, Inc. Prior to June 2004, Mr. Warnecke was Senior Vice President-Sales, Trading and Transportation of Arch Coal Sales Company, Inc.

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

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels, such as natural gas and oil, and alternative energy sources, such as nuclear, hydroelectric, wind biomass and solar power;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•	legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity, capacity and cost of transportation facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.

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

In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and oil. In recent periods, prices for competing fuels have been volatile. A decline in the price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. If alternative energy sources, such as wind or solar, become more cost-competitive on an overall basis, including capital expenditures and conversion, storage and transmission costs, demand for coal could decrease and the price of coal could be materially and adversely affected.

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

In 2009, approximately 94% of the tons we sold were to domestic electric power generators. Domestic electric power generation accounted for approximately 92.7% of all U.S. coal consumption in 2007, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected by, among other things:

•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind biomass and solar power; and

•	technological developments, including those related to alternative energy sources.

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

Efficient coal mining using modern techniques and equipment requires skilled workers in multiple disciplines such as electricians, equipment operators, engineers and welders, among others. Because of the shortage of trained coal miners in recent years, we have occasionally operated certain facilities without full staff and have at times hired novice miners, who are required to be accompanied by experienced workers as a safety precaution. These measures have negatively affected our productivity and our operating costs. If we were to experience a shortage of skilled labor, our production may be negatively affected or our operating costs could increase.

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

We continually seek to expand our operations and coal reserves through acquisitions of other businesses and assets, including leasehold interests. Certain risks, including those listed below, could cause us not to realize the benefits we expect to occur as a result of those acquisitions:

•	uncertainties in assessing the value, risks, profitability and liabilities (including environmental liabilities) associated with certain businesses or assets;

•	a requirement that we devote significant management attention and resources to integrating acquired businesses and assets;

•	the potential loss of key customers, management and employees of an acquired business;

•	the possibility that operating and financial synergies expected to result from an acquisition do not develop;

•	problems arising from the integration of an acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the rationale for a particular acquisition.

Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate acquired businesses and assets successfully, this integration may not result in the realization for the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may not have discovered prior to acquiring them all known and unknown factors regarding acquired businesses or assets that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisitions within our desired time frames, if at all.

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

Because we sell a portion of our coal production under long-term coal supply agreements, our ability to capitalize on more favorable market prices may be limited. Conversely, at any given time we are subject to fluctuations in market prices for the quantities of coal that we have produced but which we have not committed to sell. As described above under “A substantial or extended decline in coal prices could negatively affect our profitability and the value of our coal reserves,” the market prices for coal may be volatile and may depend upon factors beyond our control. Our profitability may be adversely affected if we are unable to sell uncommitted production at favorable prices or at all. For more information about our long-term coal supply agreements, you should see the section entitled “Long-Term Coal Supply Arrangements.”

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.

For the year ended December 31, 2009, we derived approximately 23% of our total coal revenues from sales to our three largest customers and approximately 48% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.

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

At December 31, 2009, we had consolidated indebtedness of approximately $1.8 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:

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

The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt and require us to maintain various financial ratios and comply with various other financial covenants. Our ability to comply with these restrictions may be affected by events beyond our control. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facilities or result in an event of default under these agreements. In the event of a default, our lenders and the counterparties to our other financing arrangements could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our financing arrangements which could make the terms of these arrangements more onerous for us. As a result, a default under one or more of our existing or future financing arrangements could have significant consequences for us. For more information about some of the restrictions contained in our credit facilities, leases and other financial arrangements, you should see the section entitled “Liquidity and Capital Resources.”

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

We have agreed to guarantee Magnum’s obligations to supply coal under certain coal sales contracts that we sold to Magnum. In addition, we have agreed to purchase coal from Magnum in order to satisfy our obligations under certain other contracts that have not yet been transferred to Magnum, the longest of which extends to the year 2017. If Magnum cannot supply the coal required under these coal sales contracts, we would be required to purchase coal on the open market or supply coal from our existing operations in order to satisfy our obligations under these contracts. At December 31, 2009, if we had purchased the 15.6 million tons of coal required under these contracts over their duration at market prices then in effect, we would have incurred a loss of approximately $476.2 million.

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

Risks Related to Environmental, Other Regulations and Legislation

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

You should see “Environmental and Other Regulatory Matters” for more information about the various governmental regulations affecting us.

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

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of costly emission control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low-sulfur coal or switch to other fuels. Reductions in mercury emissions required by certain states will likely require some power plants to install new equipment at substantial cost, or discourage the use of certain coals containing higher levels of mercury. Recent and new proposals calling for reductions in emissions of carbon dioxide and other greenhouse gases could significantly increase the cost of operating existing coal-fueled power plants and could inhibit construction of new coal-fueled power plants. Existing or proposed legislation focusing on emissions enacted by the United States or individual states could make coal a less attractive fuel alternative for our customers and could impose a tax or fee on the producer of the coal. If our customers decrease the volume of coal they purchase from us or switch to alternative fuels as a result of existing or future environmental regulations aimed at reducing emissions, our operations and financial results could be adversely impacted.

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

New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. You should see the section entitled “Environmental and Other Regulatory Matters” for more information about the various governmental regulations affecting us.

If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate, our costs could be greater than anticipated.

SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from our original assumptions or if governmental regulations change significantly. We are required to record new obligations as liabilities at fair value under generally accepted accounting principles. In estimating fair value, we considered the estimated current costs of reclamation and mine closure and applied inflation rates and a third-party profit, as required. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.

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

To dispose of mining overburden generated by our surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers. Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and one of them thereafter was dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention, which may have a favorable impact on our permits. The decision of the Fourth Circuit remains subject to appeal. If mining methods at issue are limited or prohibited, it could significantly increase our operational costs, make it more difficult to economically recover a significant portion of our reserves and lead to a material adverse effect on our financial condition and results of operation. We may not be able to increase the price we charge for coal to cover higher production costs without reducing customer demand for our coal. You should see Item 3 — Legal Proceedings for more information about the litigation described above.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, or result in litigation.

The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in: accounting standards; taxation requirements; and competition laws. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

In particular, mining companies are entitled a tax deduction for percentage depletion, which may allow for depletion deductions in excess of the basis in the mineral reserves. The deduction is currently being reviewed by the federal government for repeal. If repealed, it could have a material impact on our financial position and future tax payments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our Properties

General

At December 31, 2009, we owned or controlled primarily through long-term leases approximately 100,100 acres of coal land in West Virginia, 107,800 acres of coal land in Wyoming, 98,900 acres of coal land in Illinois, 72,100 acres of coal land in Utah, 46,200 acres of coal land in Kentucky, 21,800 acres of coal land in New Mexico and 18,500 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana, Montana and Texas. We lease approximately 133,700 acres of our coal land from the federal government and approximately 28,000 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

Our executive headquarters occupy approximately 92,900 square feet of leased space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

We estimate that we owned or controlled approximately 3.9 billion tons of proven and probable recoverable reserves at December 31, 2009. Our coal reserve estimates at December 31, 2009 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

Our coal reserve estimates include reserves that can be economically and legally extracted or produced at the time of their determination. In determining whether our reserves meet this standard, we take into account, among other things, our potential inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. We use various assumptions in preparing our estimates of our coal reserves. You should see “Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs” contained under the heading “Risk Factors.”

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2009:

Total Assigned Reserves

(Tons in millions)

	Total
	Assigned			Sulfur Content				Reserve Control		Mining Method		Past Reserve Estimates
	Recoverable			(lbs. per million Btus)			As Received				Under-
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground	2007	2008

Wyoming	1,733	1,703	30	1,626	107	—	8,832	1,720	13	1,733	—	1,549	1,476
Montana	—	—	—	—	—	—	—	—	—	—	—	—	—
Utah	105	61	44	97	8	—	11,415	103	2	—	105	103	89
Colorado	75	59	16	75	—	—	11,341	75	—	—	75	79	71
Central App	167	157	10	59	107	1	12,803	159	8	74	93	169	176
Illinois	—	—	—	—	—	—	—	—	—	—	—	—	—

Total	2,080	1,980	100	1,857	222	1	9,371	2,057	23	1,807	273	1,900	1,812

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves

(Tons in millions)

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground

Wyoming	498	406	92	449	49	—	9,557	405	93	323	175
Montana	717	595	122	717	—	—	8,582	717	—	717	—
Utah	66	17	49	32	34	—	11,436	66	—	—	66
Colorado	30	24	6	28	2	—	11,458	30	—	—	30
Central App	170	121	49	37	95	38	12,724	133	37	39	131
Illinois	374	270	104	—	—	374	11,592	56	318	2	372

Total	1,855	1,433	422	1,263	180	412	9,979	1,407	448	1,081	774

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 79.3% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 6.1% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at the Cumberland River, Lone Mountain and Mountain Laurel mining complexes may also be used as metallurgical coal.

The carrying cost of our coal reserves at December 31, 2009 was $1.7 billion, consisting of $107.7 million of prepaid royalties and a net book value of coal lands and mineral rights of $1.6 billion.

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

After the environmental analysis or environmental impact statement has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or environmental impact statement, and the winning bidder will bear those costs. Coal won through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. In addition, we occasionally add small coal tracts adjacent to our existing LBAs through an agreed upon lease modification with the BLM. Once the BLM has issued a lease, the company must also complete the permitting process before it can mine the coal. You should see the section entitled “Environmental and Other Regulatory Matters.”

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

Title to Coal Property

Title to coal properties held by lessors or grantors to us and our subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, in cases involving less significant properties and consistent with industry practices, title and boundaries are not completely verified until such time as our independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected. You should see “A defect in title or the loss of a leasehold interest in certain property could limit our ability to mine our coal reserves or result in significant unanticipated costs” contained under the heading “Risk Factors” for more information.

At December 31, 2009, approximately 11.9% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

We leased approximately 20,400 acres of property to other coal operators in 2009. We received royalty income of $6.3 million in 2009 from the mining of approximately 2.2 million tons, $6.8 million in 2008 from the mining of approximately 3.1 million tons and $5.6 million in 2007 from the mining of approximately 2.1 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

Permit Litigation Matters

Surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act § 404 permits by the Army Corps of Engineers, allegedly in violation of the Clean Water Act and the National Environmental Policy Act.

The lawsuit, brought by OVEC in September 2005, originally was filed against the Corps for permits it had issued to four subsidiaries of a company unrelated to us or our operating subsidiaries. The suit claimed that the Corps had issued permits to the subsidiaries of the unrelated company that did not comply with the National Environmental Policy Act and violated the Clean Water Act.

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

Before the court entered its first order, the plaintiffs were permitted to amend their complaint to challenge the Coal-Mac and Mingo Logan permits. Plaintiffs sought preliminary injunctions against both operations, but later reached agreements with our operating subsidiaries that have allowed mining to progress in limited areas while the district court’s rulings were on appeal. The claims against Coal-Mac were thereafter dismissed.

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

The Ohio Valley Environmental Coalition sought rehearing before the entire appellate court which was denied on May 29, and the decision was given legal effect on June 24. An appeal to the U.S. Supreme Court was then filed on August 26, 2009. The Supreme Court’s acceptance of such appeal is discretionary.

Mingo Logan filed a motion for summary judgment with the district court on July 17, 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February decision.

Additional information can be obtained from the U.S. District Court for the Southern District of West Virginia.

Potential EPA Prohibitions related to water discharges from the Spruce Permit

By letter of September 3, 2009, the EPA asked the Corps of Engineers to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps of Engineers advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. The EPA has not yet issued that public notice. Mingo Logan and the EPA continue to engage in discussions as to modifications to the permit or mine plan that would avoid further action by the EPA.

West Virginia Flooding Litigation

Over 2,000 plaintiffs sued us and more than 100 other defendants in Wyoming, Fayette, Kanawha, Raleigh, Boone and Mercer Counties, West Virginia, for property damage and personal injuries arising out of flooding that occurred in southern West Virginia on or about July 8, 2001. The plaintiffs sued coal, timber, oil and gas and land companies under the theory that mining, construction of haul roads and removal of timber caused natural surface waters to be diverted in an unnatural way, thereby causing damage to the plaintiffs.

The West Virginia Supreme Court of Appeals ruled that these cases, along with other flood damage cases not involving us, would be handled pursuant to the court’s mass litigation rules. As a result of that ruling, the cases were initially transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. Trials by watershed were initiated, to proceed in phases.

On May 2, 2006, following the Mullins/Ocean phase I trial in which we were not involved, the jury returned a verdict against the two non-settling defendants. However, the trial court set aside that verdict and granted judgment in favor of those defendants. The plaintiffs in that trial group appealed that decision, and, on June 26, 2008, the Supreme Court of Appeals reinstated the verdict. The court also reversed the January 18, 2007, dismissal of claims involving the Coal River watershed, in which we were named. Everything was remanded to the Mass Litigation Panel (the “Panel”) on September 17, 2008.

The parties were ordered to mediate the case, and a confidential global settlement was reached on December 10, 2009. The Panel has scheduled a hearing for March 23, 2010 to finalize the settlement.

Clean Water Act Request for Information

On January 2, 2008, we received a request from the EPA for certain information related to compliance with effluent limitations and water quality standards under Section 308 of the Clean Water Act applicable to our eastern mining complexes located in West Virginia, Virginia and Kentucky. The request focuses on our compliance with water quality standards and effluent limitations at numerous outfalls as identified in the various NPDES permits applicable to our eastern mining complexes for the period beginning on January 1, 2003 through January 1, 2008. The compliance reporting mechanism is contained in Discharge Monitoring Reports which are required to be prepared and submitted quarterly to state environmental agencies and contain detailed monthly compliance data. In July 2008, the EPA referred the request to the U.S. Department of Justice. We are complying with the request and continue to fully cooperate with the EPA and the U.S. Department of Justice to address any identified compliance issues at our eastern mining complexes. To date, neither the EPA nor the U.S. Department of Justice has initiated any enforcement action against us.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ACI”. On February 22, 2010, our common stock closed at $22.44 on the New York Stock Exchange. On that date, there were approximately 7,450 holders of record of our common stock.

Holders of our common stock are entitled to receive dividends when they are declared by our board of directors. When dividends are declared on common stock, they are usually paid in mid-March, June, September and December. We paid dividends on our common stock totaling $54.9 million, or $0.36 per share, in 2009 and $48.9 million, or $0.34 per share, in 2008. There is no assurance as to the amount or payment of dividends in the future because they are dependent on our future earnings, capital requirements and financial condition. You should see the section entitled “Liquidity and Capital Resources” for more information about restrictions on our ability to declare dividends.

The following table sets forth for each period indicated the dividends paid per common share, the high and low sale prices of our common stock and the closing price of our common stock on the last trading day for each of the quarterly periods indicated.

	2009
	March 31	June 30	September 30	December 31

Dividends per common share	$0.09	$0.09	$0.09	$0.09
High	20.63	19.94	24.10	25.86
Low	11.77	12.52	13.01	19.41
Close	13.37	15.37	22.13	22.25

	2008
	March 31	June 30	September 30	December 31

Dividends per common share	$0.07	$0.09	$0.09	$0.09
High	56.15	77.40	75.41	32.58
Low	32.98	41.25	27.90	10.43
Close	43.50	75.03	32.89	16.29

Stock Price Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock with the cumulative total return on two indices: a peer group, consisting of CONSOL Energy, Inc., Foundation Coal Holdings, Inc., Massey Energy Company and Peabody Energy Corp., and the Standard & Poor’s (S&P) 400 (Midcap) Index. The graph assumes that:

•	you invested $100 in Arch Coal common stock and in each index at the closing price on December 31, 2004;

•	all dividends were reinvested;

•	annual reweighting of the peer groups; and

•	you continued to hold your investment through December 31, 2009.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

Comparison of 5 Year Cumulative Total Return*
Among Arch Coal, Inc., The S&P Midcap 400 Index and Industry Peer Group

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Arch Coal, Inc.	100.00	224.97	170.95	257.78	94.40	131.65
S&P Midcap 400	100.00	112.55	124.17	134.08	85.50	117.46
Industry Peer Group	100.00	168.67	155.05	285.81	112.05	230.96

Issuer Purchases of Equity Securities

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of December 31, 2009, we have purchased 3,074,200 shares of our common stock under this program. We did not purchase any shares of our common stock under this program during the quarter ended December 31, 2009. Based on the closing price of our common stock as reported on the New York Stock Exchange on February 22, 2010, there is approximately $245 million of our common stock that may yet be purchased under this program.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31
	2009	2008	2007	2006	2005
	(1)		(2)	(3) (4)	(3) (4) (5)
	(Amounts in thousands, except per share data)

Statement of Operations Data:
Coal sales revenue	$2,576,081	$2,983,806	$2,413,644	$2,500,431	$2,508,773
Change in fair value of coal derivatives and trading activities, net	12,056	55,093	7,292	—	—
Income from operations	123,714	461,270	230,631	338,095	78,502
Net income attributable to Arch Coal	42,169	354,330	174,929	260,931	38,123
Preferred stock dividends	—	—	(219)	(378)	(15,579)
Basic earnings per common share	0.28	2.47	1.23	1.83	0.18
Diluted earnings per common share	0.28	2.45	1.21	1.80	0.17
Balance Sheet Data:
Total assets	$4,840,596	$3,978,964	$3,594,599	$3,320,814	$3,051,440
Working capital	55,055	46,631	(35,370)	46,471	216,376
Long-term debt, less current maturities	1,540,223	1,098,948	1,085,579	1,122,595	971,755
Other long-term obligations	544,578	482,651	412,484	384,498	376,363
Arch Coal stockholders’ equity	2,115,106	1,728,733	1,531,686	1,365,594	1,184,241
Common Stock Data:
Dividends per share	$0.3600	$0.3400	$0.2700	$0.2200	$0.1600
Shares outstanding at year-end	162,441	142,833	143,158	142,179	142,573
Cash Flow Data:
Cash provided by operating activities	$382,980	$679,137	$330,810	$308,102	$254,607
Depreciation, depletion and amortization, including amortization of acquired sales contracts, net	321,231	292,848	242,062	208,354	212,301
Capital expenditures	323,150	497,347	488,363	623,187	357,142
Net proceeds from the issuance of long term debt and the sale of common stock	896,774	—	—	—	—
Payments made to acquire Jacobs Ranch	(768,819)	—	—	—	—
Dividend payments	54,969	48,847	38,945	31,815	27,639
Operating Data:
Tons sold	126,116	139,595	135,010	134,976	140,202
Tons produced	119,568	133,107	126,624	126,015	129,685
Tons purchased from third parties	7,477	6,037	8,495	10,092	11,226

(1)	On October 1, 2009, we purchased the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $768.8 million. To finance the acquisition, the Company sold 19.55 million shares of its common stock and $600.0 million in aggregate principal amount of senior unsecured notes. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million.

(2)	On June 29, 2007, we sold select assets and related liabilities associated with our Mingo Logan — Ben Creek mining complex in West Virginia for $43.5 million. We recognized a net gain of $8.9 million in 2007 resulting from the sale.

(3)	On October 27, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the idling resulted in $30.0 million of lost profits during the first quarter of 2006, in addition to the effect of the idling and fire-fighting costs incurred during the fourth quarter of 2005 of $33.3 million. We recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.

(4)	On December 31, 2005, we sold all of the stock of three subsidiaries and their associated mining operations and coal reserves in Central Appalachia to Magnum. As a result of the transaction, we recognized a gain during 2005 of $7.5 million. In addition, we recognized expenses of $8.7 million during 2006 related to the finalization of working capital adjustments to the purchase price, adjustments to estimated volumes associated with sales contracts acquired by Magnum and expense related to settlement accounting for pension plan withdrawals.

(5)	On December 30, 2005, we completed a reserve swap with Peabody Energy Corp. and sold to Peabody a rail spur, rail loadout and an idle office complex located in the Powder River Basin, for a purchase price of $84.6 million. As a result of the transaction, we recognized a gain of $46.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the largest coal producers in the United States. We sell substantially all of our coal to power plants, steel mills and industrial facilities. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants, steel mills and export facilities located in the United States. We may also export coal, particularly the metallurgical coal that is used in the steel industry. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel and, therefore, metallurgical coal in recent years.

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

The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically has a low sulfur content and varies in heat content. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal we mine from both surface and underground mines in this region generally has a high heat content and low sulfur content. In addition, we may sell a portion of the coal we produce in the Central Appalachia region as metallurgical coal, which has high heat content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the prices at which we sell metallurgical coal to customers in the steel industry generally exceed the prices offered by power plants and industrial users for steam coal.

We estimate that the U.S. power generation market declined approximately 4% in 2009 in response to weak domestic and international economic conditions, as well as an unseasonably mild summer in most of the U.S. U.S. coal consumption declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation as well as low natural gas prices that induced power generation customers to switch from coal to natural gas. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, coal production and capital spending across the domestic coal industry have been curtailed.

In response to weakened demand caused by challenging domestic and international economic conditions, we curtailed production in all operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we laid off 61 employees and discontinued the use of 38 contractors in the second quarter of 2009. In Central Appalachia, we reduced production by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex, which included the layoff of 85 employees in the second quarter of 2009. In addition, we decreased our 2009 capital expenditures from 2008 levels and implemented other process improvement initiatives and cost containment programs.

Trends on the domestic and international front may benefit domestic coal markets in 2010 and beyond. We believe that the continuing strength in metallurgical coal markets that occurred in the fourth quarter of 2009 will drive growth for the industry during 2010 — both domestically and internationally — and will likely have an effect on steam coal markets. In the steam coal markets, domestic electricity generation increased towards the end of 2009, fueled by a cold winter and an improving economy. In international coal markets, China became a significant coal importer in 2009 and India’s coal imports also increased — expanding by more than 25% in a single year. In fact, we estimate that by 2012, China, India and Brazil’s net coal imports could grow as much as 250 million short tons of coal, which would represent 25% of total seaborne supply. We believe these factors will result in a positive movement in market pricing in the second half of 2010.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2009, 2008 and 2007 is affected by the following significant items:

Equity and Debt Offerings — During the third quarter of 2009, we sold 19.55 million shares of our common stock at a price of $17.50 per share and issued $600.0 million in aggregate principal amount, 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464%. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million. See further discussion of these transactions in “Liquidity and Capital Resources”. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex, as discussed below.

Purchase of Jacobs Ranch mining operations — On October 1, 2009, we consummated the purchase of the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquired operations included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex. We expect to achieve significant operating efficiencies by combining the two operations. Roughly one half of our estimated synergies represent operational cost savings, while others relate to administrative cost reductions as well as enhanced coal-blending optimization opportunities. We are also using one of the idled Black Thunder draglines on the new property.

Sale of Mingo Logan-Ben Creek mining complex — On June 29, 2007, we sold selected assets and related liabilities associated with our Mingo Logan-Ben Creek mining complex in West Virginia to a subsidiary of Alpha Natural Resources, Inc. for $43.5 million. During the period from January 1, 2007 until June 29, 2007, these operations contributed coal sales of 1.2 million tons, revenues of $75.1 million and income from operations of $9.1 million. We recognized a net gain of $8.9 million in the year ended December 31, 2007 resulting from this transaction, net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that could no longer be sourced from our operations and $4.9 million of employee-related payments.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Summary.  Our results during 2009 when compared to 2008 were influenced primarily by lower sales volumes due to weak market conditions, a decrease in gains from our coal trading activities, a reduction in 2008 in our valuation allowance against deferred tax assets and higher interest expense.

Revenues.  The following table summarizes information about coal sales during the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

	Year Ended December 31		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)

Coal sales	$2,576,081	$2,983,806	$(407,725)	(13.7)%
Tons sold	126,116	139,595	(13,479)	(9.7)%
Coal sales realization per ton sold	$20.43	$21.37	$(0.94)	(4.4)%

Coal sales decreased in 2009 from 2008 primarily due to lower sales volumes in all operating regions, driven by weak market conditions. Average sales prices during 2009 were lower than during 2008 due primarily to a decrease in metallurgical sales volumes in our Central Appalachia region, which offset the impact of generally higher base pricing on steam coal. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results.”

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2009	2008	$	%
	(Dollars in thousands)

Cost of coal sales	$2,070,715	$2,183,922	113,207	5.2%
Depreciation, depletion and amortization	301,608	293,553	(8,055)	(2.7)
Amortization of acquired sales contracts, net	19,623	(705)	(20,328)	N/A
Selling, general and administrative expenses	97,787	107,121	9,334	8.7
Change in fair value of coal derivatives and coal trading activities, net	(12,056)	(55,093)	(43,037)	(78.1)
Costs related to acquisition of Jacobs Ranch	13,726	—	(13,726)	(100.0)
Other operating income, net	(39,036)	(6,262)	32,774	523.4

Total	$2,452,367	$2,522,536	$70,169	2.8%

Cost of coal sales.  Our cost of coal sales decreased in 2009 from 2008 due to the lower sales volumes across all operating segments and a decrease in transportation costs due to a decrease in barge and export sales. We have provided more information about our operating segments under the heading “Operating segment results.”

Depreciation, depletion and amortization.  When compared with 2008, higher depreciation and amortization costs in 2009 resulted from the acquisition of the Jacobs Ranch mining complex on October 1, 2009 and the amortization of development costs related to the seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008, partially offset by the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method. We have provided more information about our operating segments under the heading “Operating segment results” and our capital spending in the section entitled “Liquidity and Capital Resources.”

Amortization of acquired sales contracts, net.  The increase in the amortization of acquired sales contracts, net is the result of the acquisition of the Jacobs Ranch mining operation. The majority of the fair value of sales contracts acquired of $58.4 million will be amortized by the end of 2011.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses from 2008 to 2009 is due primarily to a decrease in incentive compensation costs of $8.7 million and a decrease of $4.6 million in costs associated with our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments. Partially offsetting the effect of the decrease in compensation-related costs were an increase in legal and other professional fees of $2.4 million and the $1.5 million expense in 2009 of our five-year pledge to a company participating in the research and development of technologies for capturing carbon dioxide emissions.

Change in fair value of coal derivatives and coal trading activities, net.  Net gains relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. Our coal trading function enabled us to take advantage of the significant price movements in the coal markets during 2008.

Costs related to acquisition of Jacobs Ranch.  Costs we incurred during 2009 related to the acquisition of the Jacobs Ranch mining complex were expensed under new accounting rules we adopted in 2009.

Other operating income, net.  The net increase is primarily the result of an increase in net income from bookouts (the offsetting of coal sales and purchase contracts) and contract settlements.

Operating segment results.  The following table shows results by operating segment for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

	Year Ended December 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except
	per ton data and percentages)

Powder River Basin
Tons sold	96,083	102,557	(6,474)	(6.3)%
Coal sales realization per ton sold(1)	$12.43	$11.30	$1.13	10.0%
Operating margin per ton sold(2)	$0.79	$1.02	$(0.23)	(22.5)%
Western Bituminous
Tons sold	16,747	20,606	(3,859)	(18.7)%
Coal sales realization per ton sold(1)	$29.11	$27.46	$1.65	6.0%
Operating margin per ton sold(2)	$1.55	$5.69	$(4.14)	(72.8)%
Central Appalachia
Tons sold	13,286	16,432	(3,146)	(19.1)%
Coal sales realization per ton sold(1)	$59.58	$66.72	$(7.14)	(10.7)%
Operating margin per ton sold(2)	$6.22	$17.53	$(11.31)	(64.5)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2009, transportation costs per ton were $0.11 for the Powder River Basin, $3.18 for the Western Bituminous region and $2.89 for Central Appalachia. For the year ended December 31, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.54 for the Western Bituminous region and $4.02 for Central Appalachia.

(2)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.

Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to a decline in demand stemming from weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. This reduction was partially offset by the impact of the acquisition of the Jacobs Ranch mining operations on October 1, 2009. Increases in sales prices during 2009, when compared with 2008, primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in 2009 decreased compared to 2008 due to an increase in per-ton costs. The increase in annual per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels; however, our per-ton operating costs improved in the fourth quarter of 2009, as a result of synergies achieved from the acquisition of the Jacobs Ranch mining operation.

Western Bituminous — In the Western Bituminous region, we sold fewer tons in 2009 than in 2008 due to the weak market conditions as well as quality issues at the West Elk mining complex. In the first half of 2009, we encountered sandstone intrusions at the West Elk mining complex that resulted in a higher ash content in the coal produced, and declining coal demand had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we reduced our production levels at the mine. To address any ongoing quality issues, we are building a preparation plant at the mine for an estimated cost of $25 million to $30 million. We expect the construction of the prep plant to be completed in the second half of 2010. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during 2009 were the result of the West Elk quality issues and the lower production levels, however, per-ton costs decreased in the fourth quarter as the longwall advanced into more favorable geology, as expected, improving our margins.

Central Appalachia — The decrease in sales volumes in 2009, when compared with 2008, is due to the weaker market demand in 2009. In response to the weakened demand, we reduced our production in Central Appalachia by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex in the second quarter of 2009. Economic conditions have also adversely impacted demand and pricing for metallurgical coal, and lower per-ton realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes and pricing. We sold 2.1 million tons into metallurgical markets in 2009 compared to 4.4 million tons in 2008. Because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average per-ton realizations. In addition to the lower per-ton realizations in 2009, our operating margins were also impacted by an increase in operating costs per ton in 2009 from 2008, due primarily to the lower production levels and the effect of spreading fixed costs over fewer tons.

Net interest expense.  The following table summarizes our net interest expense for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

			Decrease
	Year Ended December 31		in Net Income
	2009	2008	$	%
	(Dollars in thousands)

Interest expense	$(105,932)	$(76,139)	$(29,793)	(39.1)%
Interest income	7,622	11,854	(4,232)	(35.7)

Total	$(98,310)	$(64,285)	$(34,025)	(52.9)%

The increase in interest expense in 2009 compared to 2008 is primarily due to the issuance of the 8.75% senior notes in July, 2009 and a decrease in capitalized interest costs. Interest costs capitalized were $0.8 million during 2009, compared with $11.7 million during 2008. For more information on our borrowing facilities and ongoing capital improvement and development projects, see the section entitled “Liquidity and Capital Resources.”

During 2009 and 2008, we recorded interest income of $6.1 million and $10.3 million, respectively, related to a black lung excise tax refund recorded in the fourth quarter of 2008.

Income taxes.  Our effective income tax rate is sensitive to changes in estimates of annual profitability and percentage depletion. The following table summarizes our income taxes for the year ended December 31, 2009 and compares it with information for the year ended December 31, 2008

			Increase
	Year Ended December 31		in Net Income
	2009	2008	$	%
	(Dollars in thousands)

Provision for (benefit from) income taxes	$(16,775)	$41,774	$58,549	140.2%

In 2009, our income taxes were impacted by decreased profitability. The income tax provision in 2008 included a $58.0 million reduction in our valuation allowance against net operating loss and alternative minimum tax credit carryforwards that reduced our income tax provision.

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

Coal sales increased in 2008 from 2007 due to higher price realizations across all segments, a greater percentage of metallurgical coal sales in Central Appalachia and higher sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results.”

Costs, expenses and other.  The following table summarizes costs, expenses, and other components of operating income for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2008	2007	$	%
		(Dollars in thousands)

Cost of coal sales	$2,183,922	$1,888,285	$(295,637)	(15.7)%
Depreciation, depletion and amortization	293,553	243,695	(49,858)	(20.5)
Amortization of acquired sales contracts, net	(705)	(1,633)	(928)	(56.8)
Selling, general and administrative expenses	107,121	84,446	(22,675)	(26.9)
Change in fair value of coal derivatives and coal trading activities, net	(55,093)	(7,292)	47,801	655.5
Other operating income, net	(6,262)	(24,488)	(18,226)	(74.4)

Total	$2,522,536	$2,183,013	$(339,523)	(15.6)%

Cost of coal sales.  Our cost of coal sales increased from 2007 to 2008 primarily due to higher taxes, royalties and other costs that are sensitive to sales prices ($83.8 million), an increase in transportation costs primarily due to increased barge and export sales ($68.1 million), the increase in sales volumes and higher per-

ton production costs in the Powder River Basin. We have provided more information about the results of our operating segments under the heading “Operating segment results.”

Depreciation, depletion and amortization.  The increase in depreciation, depletion and amortization expense from 2007 to 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided more information about our operating segments under the heading “Operating segment results” and our capital spending in the section entitled “Liquidity and Capital Resources.”

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

Other operating income, net.  The decrease in net income from changes in other operating income, net in 2008 compared to 2007 is due primarily to a gain in 2007 of $8.9 million on the disposition of the Mingo Logan — Ben Creek property and gains in 2007 of $8.4 million related to the sale of non-core reserves in the Powder River Basin and Central Appalachia.

Operating segment results.  The following table shows results by operating segment for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

	Year Ended December 31		Increase (Decrease)
	2008	2007	Amount	%
	(Amounts in thousands, except
	per ton data and percentages)

Powder River Basin
Tons sold	102,557	99,145	3,412	3.4%
Coal sales realization per ton sold(1)	$11.30	$10.59	$0.71	6.7%
Operating margin per ton sold(2)	$1.02	$1.23	$(0.21)	(17.1)%
Western Bituminous
Tons sold	20,606	19,362	1,244	6.4%
Coal sales realization per ton sold(1)	$27.46	$24.73	$2.73	11.0%
Operating margin per ton sold(2)	$5.69	$5.11	$0.58	11.4%
Central Appalachia
Tons sold	16,432	16,503	(71)	(0.4)%
Coal sales realization per ton sold(1)	$66.72	$47.87	$18.85	39.4%
Operating margin per ton sold(2)	$17.53	$3.89	$13.64	350.6%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.54 for the Western Bituminous region and $4.02 for Central Appalachia. For the year ended December 31, 2007, transportation costs per ton billed to customers were $0.03 for the Powder River Basin, $3.17 for the Western Bituminous region and $1.82 for Central Appalachia.

(2)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.

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

During 2008, we incurred slightly lower interest costs on borrowings when compared with 2007 as a result of a reduction in our average borrowing rate during 2008. This decrease was offset by a decrease in the amount of interest cost that we capitalized in 2008 when compared to 2007. We capitalized interest costs of $11.7 million during 2008 and $18.0 million during 2007. For more information on our borrowing facilities and ongoing capital improvement and development projects, see the section entitled “Liquidity and Capital Resources.”

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

Liquidity and Capital Resources

Credit crisis and economic environment

The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. We had available borrowing capacity of $740 million under our lines of credit at December 31, 2009. We also had $61 million of cash and cash equivalents on hand at December 31, 2009. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.

Liquidity and capital resources

Our primary sources of cash are coal sales to customers, borrowings under our credit facilities or other financing arrangements, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve or business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facility, accounts receivable securitization or commercial paper programs. The borrowings under these arrangements are classified as current if the underlying credit facilities expire within one year or if, based on cash projections and management plans, we do not have the intent to replace them on a long-term basis. Such plans are subject to change based on our cash needs.

We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. In response to the economic environment and weakening coal markets, we decreased our 2009 capital spending plans and established other process improvement initiatives and cost containment programs in order to reduce costs. In fiscal 2009, capital expenditures were $323 million, which included reserve acquisitions of more than $145 million, compared to capital expenditures of $497 million in 2008.

On July 31, 2009, we sold 17 million shares of our common stock at a public offering price of $17.50 per share pursuant to an automatically effective shelf registration statement on Form S-3 and prospectus previously filed and issued $600 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464% of face amount in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. On August 6, 2009, we issued an additional 2.55 million shares of our common stock under the same terms and conditions to cover underwriters’ over-allotments. Total net proceeds from these transactions were $896.8 million. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex.

Interest is payable on the 8.75% senior notes on February 1 and August 1 of each year, commencing February 1, 2010. At any time on or after August 1, 2013, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015.

The notes are guaranteed by most of our subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. If the Company fails to meet an interest coverage ratio test as defined in the indenture, the ability of the Company and its subsidiaries to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets would be limited.

We entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with the senior notes. Pursuant to the Registration Rights agreement, we must make reasonable best efforts to cause and file a registration statement to become effective with the SEC by July 31, 2010 and complete the exchange of the 8.75% senior notes by September 14, 2010. Should those events not occur within the specified time frame, the interest rate would be increased by one-quarter of one percent per annum for the first 90 days following such period. Such interest rate would increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.

On August 27, 2009, we entered into an amendment to our secured revolving credit facility. The amendment extended the maturity of the credit facility from June 23, 2011 to March 31, 2013 and increased our borrowing capacity from $800.0 million to $860.0 million until June 23, 2011, when it will then decrease to $762.5 million. New banks may join the credit facility after June 23, 2011, subject to an aggregate maximum borrowing amount of $800.0 million. The amendment also increased the required maximum leverage ratio. We had borrowings outstanding under the revolving credit facility of $120.0 million at December 31, 2009 and $205.0 million at December 31, 2008. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. The weighted average interest rate of borrowings outstanding at December 31, 2009 was 3.49%. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in Arch Western and its subsidiaries. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at December 31, 2009.

We are party to a $175.0 million accounts receivable securitization program whereby eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and expires March 31, 2010. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. We had borrowings outstanding under the program of $84.0 million at December 31, 2009 and $68.6 million outstanding at December 31, 2008. The weighted average interest rate of borrowings outstanding at December 31, 2009 was 1.06%. We also had letters of credit outstanding under the securitization program of $64.5 million as of December 31, 2009. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.

We had commercial paper outstanding of $49.5 million at December 31, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that the availability under our credit facilities is sufficient to satisfy our liquidity needs.

Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The senior notes are guaranteed by Arch Western Resources, LLC and certain of its subsidiaries and are secured by an intercompany note from Arch Western Resources, LLC to Arch Coal, Inc. The indenture under which the senior notes were issued contains certain restrictive covenants that limit Arch Western Resources, LLC’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The redemption price of the notes, reflected as a percentage of the principal amount, is: 102.250% for notes redeemed prior to July 1, 2010; 101.125% for notes redeemed between July 1, 2010 and June 30, 2011 and 100% for notes redeemed on or after July 1, 2011.

We have filed a universal shelf registration statement on Form S-3 with the SEC that allows us to offer and sell from time to time an unlimited amount of unsecured debt securities consisting of notes, debentures, and other debt securities, common stock, preferred stock, warrants, or units. Related proceeds could be used for general corporate purposes, including repayment of other debt, capital expenditures, possible acquisitions and any other purposes that may be stated in any related prospectus supplement.

The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)

Cash provided by (used in):
Operating activities	$382,980	$679,137	$330,810
Investing activities	(1,130,382)	(527,545)	(424,995)
Financing activities	737,891	(86,023)	96,742

Cash provided by operating activities decreased in 2009 compared to 2008, primarily as a result of a decrease in our profitability in 2009 when compared with 2008’s record profitability, due to weak coal markets as discussed in “Results of Operations.” Cash provided by operating activities was $348.3 million more in 2008 compared to 2007, primarily as a result of our record profitability during 2008.

We used $602.8 million more cash in investing activities in 2009 compared to the amount used in 2008, primarily due to the acquisition of the Jacobs Ranch mining operations for $768.8 million, partially offset by a $174.2 million reduction in capital expenditures. During 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During 2008, in addition to a payment of $122.0 million on the Little Thunder lease, we spent approximately $86.5 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $132.1 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008.

In 2007, in addition to a payment on the Little Thunder coal lease, we acquired additional property and reserves of approximately $97.4 million. Of the remaining capital spending in 2007, major projects included the completion of development at the Mountain Laurel complex in Central Appalachia, development of the new reserve area at the West Elk mining complex in Colorado, payments for a replacement longwall at our Sufco mining complex in Utah and costs to construct the new loadout at our Black Thunder mining complex. Proceeds from asset sales were $70.3 million during 2007, compared to $1.1 million in 2008. Our proceeds from asset sales in 2007 included $43.5 million related to the sale of the Mingo Logan-Ben Creek complex and $26.0 million from the sale of non-core reserves in the Powder River Basin and Central Appalachia. Cash inflows from investing activities in 2007 also included a recovery of $18.3 million of deposits from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment, primarily in the fourth quarter of 2006.

Cash provided by financing activities was $737.9 million during 2009 compared to cash used in financing activities of $86.0 million during 2008, as a result of the sale of common stock and issuance of debt that we discussed previously. As a result of these transactions, we were able to reduce outstanding borrowings under our revolving credit facility. We paid financing costs of $29.7 million in conjunction with the issuance of the 8.75% senior notes, and the amendments to our credit facilities discussed previously. In 2007, we borrowed $120.0 million more, on a net basis, under our commercial paper program and lines of credit than we did in 2008. We also paid dividends of $55.0 million in 2009, compared with $48.8 million in 2008 and $38.9 million in 2007. In 2008, we repurchased 1.5 million shares of common stock under our share repurchase program at an average price of $35.62 per share.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Year Ended December 31
	2009	2008		2007		2006		2005

Ratio of earnings to combined fixed charges and preference dividends(1)	1.26x	4.91	x	2.37	x	3.86	x	N/A

(1)	Earnings consist of income from operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense. Combined fixed charges and preference dividends exceeded earnings by $13.1 million for the year ended December 31, 2005.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011-2012	2013-2014	After 2015	Total
	(Dollars in thousands)

Long-term debt, including related interest	$384,866	$233,250	$1,087,063	$683,125	$2,388,304
Operating leases	33,435	58,941	44,853	30,277	167,506
Coal lease rights	55,266	93,530	49,468	31,951	230,215
Coal purchase obligations	110,833	117,317	141,574	226,882	596,606
Unconditional purchase obligations	92,339	—	—	—	92,339

Total contractual obligations	$676,739	$503,038	$1,322,958	$972,235	$3,474,970

Our maturities of debt in 2010 include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that we do not intend to refinance on a long-term basis, based on cash projections. The related interest on long-term debt was calculated using rates in effect at December 31, 2009 for the remaining term of outstanding borrowings.

Coal lease rights represent non-cancelable royalty lease agreements, as well as lease bonus payments due.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $310.4 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies”, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled “Critical Accounting Policies” for more information about these assumptions. In order to achieve a desired funded status, we expect to make contributions of $16.6 million to our pension plans in 2010. You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations.

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

We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2009:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total
	(Dollars in thousands)

Self bonding	$351,909	$—	$—	$—	$351,909
Surety bonds	297,335	63,814	12,700	12,412	386,261
Letters of credit	—	—	51,463	13,027	64,490

We have agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of the properties we sold to Magnum. Patriot Coal Corporation acquired Magnum in July 2008, and, as a result, Magnum will be required to post letters of credit in our favor for the full amount of the reclamation obligation on or before February 2011. At December 31, 2009, we had $91.6 million of surety bonds related to properties sold to Magnum, which are included in the table.

Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract to Magnum. We have committed to purchase coal from Magnum to sell to those customers at the same price we are charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but we have guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then we would be required to purchase coal on the open market or supply contracts from our existing operations. At market prices effective at December 31, 2009, the cost of purchasing 13.0 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $423.4 million, and the cost of purchasing 2.6 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $52.8 million. We have also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If we were required to perform under our guarantees of the operating lease agreements, we would be required to make $2.6 million of lease payments. We do not believe that it is probable that we would have to purchase replacement coal or fulfill our obligations under the lease guarantees. If we would have to perform under these guarantees, it could potentially have a material adverse effect on our business, results of operations and financial condition.

In connection with the acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western joint venture, we agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If we were to become liable, the maximum amount of potential future tax payments was $41.8 million at December 31, 2009. Since the indemnification is dependent upon the initiation of activities within our control and we do not intend to initiate such activities, it is remote that we will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on our business, results of operations and financial condition.

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

Derivative Financial Instruments

The Company generally utilizes derivative instruments to manage exposures to commodity prices. Additionally, the Company may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by the Company over a reasonable period in the normal course of business, they are not recognized on the balance sheet.

Certain derivative instruments are designated as the hedge instrument in a hedging relationship. In a fair value hedge, we hedge the risk of changes in the fair value of a firm commitment, typically a fixed-price coal sales contract. Changes in both the hedged firm commitment and the fair value of a derivative used as a hedge instrument in a fair value hedge are recorded in earnings. In a cash flow hedge, we hedge the risk of changes in future cash flows related to a forecasted purchase or sale. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income. Amounts in other comprehensive income are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged.

Any ineffective portion of a hedge is recognized immediately in earnings. Ineffectiveness was insignificant for the years ended December 31, 2009 and 2008.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions. We evaluate the effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis.

Asset Retirement Obligations

Our asset retirement obligations arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Our asset retirement obligations are initially recorded at fair value, or the amount at which the obligations could be settled in a current transaction between willing parties. This involves determining the present value of estimated future cash flows on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. We estimate disturbed acreage based on approved mining plans and related engineering data. Since we plan to use internal resources to perform the majority of our reclamation activities, our estimate of reclamation costs involves estimating third-party profit margins, which we base on our historical experience with contractors that perform certain types of reclamation activities. We base productivity assumptions on historical experience with the equipment that we expect to utilize in the reclamation activities. In order to determine fair value, we discount our estimates of cash flows to their present value. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing. In 2009, we added $75.1 million to our liability for asset retirement obligations as a result of the acquisition of the Jacobs Ranch mining complex.

Accretion expense is recognized on the obligation through the expected settlement date. Accretion expense was $23.4 million in 2009 and $19.6 million in 2008. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulting from changes in estimates were a decrease in the liability of $43.7 million in 2009 and an increase in the liability of $18.9 million in 2008. The 2009 decrease resulted from the impact of the Jacobs Ranch acquisition on the mining sequence in the existing pit configuration. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2009, our balance sheet reflected asset retirement obligation liabilities of $310.4 million, including amounts classified as a current liability. As of December 31, 2009, we estimate the aggregate undiscounted cost of final mine closures to be approximately $722.2 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level, which is our Black Thunder mining complex. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of selling prices and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Stock-Based Compensation

The compensation cost of all stock-based awards is determined based on the grant-date fair value of the award, and is recognized in income over the requisite service period (typically the vesting period of the award). The remaining unrecognized compensation cost of grants that were not vested at January 1, 2006, was determined based on the same estimate of the grant-date fair value and the same recognition method used previously, and is also reflected in income over the remaining service period after that date. The grant-date fair value of option awards is determined using a Black-Scholes option pricing model. For awards paid out in a combination of cash and stock, the cash portion of the plan is accounted for as a liability, based on the estimated payout under the awards. The stock portion is recorded utilizing the grant-date fair value of the award, based on a lattice model valuation. Compensation cost for an award with performance conditions is accrued if it is probable that the conditions will be met.

Employee Benefit Plans

We have non-contributory defined benefit pension plans covering certain of our salaried and hourly employees. Benefits are generally based on the employee’s age and compensation. We fund the plans in an amount not less than the minimum statutory funding requirements or more than the maximum amount that can be deducted for federal income tax purposes. We contributed cash of $18.8 million in 2009 and $2.6 million in 2008 to the plans. The actuarially-determined funded status of the defined benefit plans is reflected in the balance sheet.

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

Investments are rebalanced on a periodic basis approximate these targeted guidelines. The long-term rate of return assumption used to determine pension expense was 8.5% for 2009 and 2008. These long-term rate of return assumptions are less than the plan’s actual life-to-date returns. Any difference between the actual experience and the assumed experience is recorded in other comprehensive income and amortized into earnings in the future. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2009 would have been an increase in expense of approximately $1.0 million.

•	The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, rates of return on high-quality fixed-income debt instruments are required. We utilize a bond portfolio model that includes bonds that are rated “AA” or higher with maturities that match the expected benefit payments under the plan. The discount rate used to determine pension expense was 5.97% for 2009 and 6.85% for 2008. The impact of lowering the discount rate 0.5% for 2009 would have been an increase in expense of approximately $2.2 million.

The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period, which represents the average amount of time before participants vest in their benefits.

For the measurement of our 2009 year-end pension obligation and pension expense for 2010, we used a discount rate of 5.97%.

We also currently provide certain postretirement medical and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement benefit plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. During 2009, we notified participants of the retiree medical plan of a plan change increasing the retirees’ responsibility for medical costs. Our current funding policy is to fund the cost of all postretirement benefits as they are paid. We account for our other postretirement benefits in accordance with our overall defined benefit plans policy and require that the actuarially-determined funded status of the plans be recorded in the balance sheet.

Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. The discount rate used to calculate the postretirement benefit expense was 6.5% for 2008. The plan change referenced above resulted in a remeasurement of the postretirement benefit obligation, which included a decrease in the discount rate from 6.85% to 5.68%. The remeasurement resulted in a decrease in the liability of $21.0 million, with a corresponding increase to other comprehensive income, and will result in future reductions in costs under the plan.

Had the discount rate been lowered by 0.5% in 2009, we would have incurred additional expense of $0.7 million.

For the measurement of our year-end other postretirement obligation for 2009 and postretirement expense for 2010, we used a discount rate of 5.67%.

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

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At current production levels, we have expected uncommitted volumes of 5 million to 8 million tons in 2010, with an additional 13 million tons committed but not yet priced. In 2011, we have expected uncommitted volumes of 70 million to 80 million tons, with an additional 20 million tons committed but not yet priced. In 2012, we have expected uncommitted volumes of 100 million to 110 million tons, with an additional 20 million tons committed but not yet priced.

We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2009. With respect to our coal trading portfolio at December 31, 2009, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of the trading portfolio is 62% in 2010 and 38% in 2011.

We monitor and manage market price risk for our trading activities with a variety of tools, including Value at Risk (VaR), position limits, escalating management alerts for mark to market monitoring and loss limits, scenario analysis, sensitivity analysis and review of daily changes in market dynamics. Management believes that presenting high, low, end of year and average VaR is the best available method to give investors insight into the level of commodity risk of our trading positions. Illiquid positions, such as long-dated trades that are not quoted by brokers or exchanges, are not included in VaR.

While presenting VaR will provide a similar framework for discussing risk across companies, VaR estimates from two independent sources are rarely calculated in the same way. Without a thorough understanding of how each VaR model was calculated, it would be difficult to compare two different VaR calculations from different sources.

VaR is a statistical one-tail confidence interval and down side risk estimate that relies on recent history to estimate how the value of the portfolio of positions will change if markets behave in the same way as they have in the recent past. The level of confidence is 95%. The time across which these possible value changes are being estimated is through the end of the next business day. A closed-form delta-neutral method used throughout the finance and energy sectors is employed to calculate this VaR. VaR is back tested to verify usefulness.

On average, portfolio value should not fall more than VaR on 95 out of 100 business days. Conversely, portfolio value declines of more than VaR should be expected, on average, 5 out of 100 business days. When more value than VaR is lost due to market price changes, VaR is not representative of how much value beyond VaR will be lost.

During 2009, VaR ranged from under $0.1 million to $0.8 million. The linear mean of each daily VaR was $0.3 million. The final VaR at December 31, 2009 was $0.1 million. During 2008, VaR ranged from $0.3 million to $4.2 million. The linear mean of each daily VaR was $2.1 million. The final VaR at December 31, 2008 was $0.5 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. The Company purchases approximately 50 to 60 million gallons of diesel fuel annually in its operations, including the effect of the acquisition of the Jacobs Ranch operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At December 31, 2009, the Company had protected the price of approximately 55% of its expected purchases for fiscal year 2010, the majority which was accomplished through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At December 31, 2009, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $8.5 million increase in our expense in 2010 resulting from heating oil derivatives, which would be offset by a decrease in the cost of our physical diesel purchases.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2009, $1.6 billion of our outstanding debt had fixed interest rates, primarily our 8.75% Senior Notes and our 6.75% Senior Notes. At December 31, 2009, $253.5 million of our outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.5 million, based on borrowing levels at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the report of independent registered public accounting firm and management’s report on internal control over financial reporting included on pages F-3 and F-4, respectively, of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information under the headings “Code of Conduct,” “Director Biographies” and “Board Meetings and Committees” appearing in the section entitled “Corporate Governance

Practices” and the information appearing in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to be distributed to stockholders in connection with the 2010 annual meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

We incorporate by reference the information under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards for the Year Ended December 31, 2009,” “Outstanding Equity Awards at December 31, 2009,” “Option Exercises and Stock Vested for the Year Ended December 31, 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control” and “Director Compensation for the Year Ended December 31, 2009” appearing in the section entitled “Executive and Director Compensation” in our proxy statement to be distributed to stockholders in connection with the 2010 annual meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information appearing under the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our proxy statement to be distributed to stockholders in connection with the 2010 annual meeting.

Securities Authorized for Issuance Under Equity Compensation Plans

The Arch Coal, Inc. 1997 Stock Incentive Plan, which has been approved by our stockholders, is the sole plan under which we are authorized to issue shares of our common stock to employees. The following table shows the number of shares of common stock to be issued upon vesting of restricted stock units or exercise of options outstanding at December 31, 2009, the weighted average exercise price of options, and the number of shares of common stock remaining available for future issuance at December 31, 2009, excluding shares to be issued upon exercise of outstanding options. No warrants or rights had been issued under the plan as of December 31, 2009.

Number of
Securities Remaining
	Number of		Available for
	Securities to		Future Issuance
	be Issued	Weighted-Average Exercise	Under Equity
	Upon Exercise	Price of	Compensation Plans
	of Outstanding	Outstanding Options,	(Excluding Securities
	Options, Warrants	Warrants	to be Issued
Plan Category	and Rights	and Rights	Upon Exercise)

Equity compensation plans approved by security holders	3,988,835	$25.17	2,905,938
Equity compensation plans not approved by security holders	—	—	—

Total	3,988,835	$25.17	2,905,938

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We incorporate by reference the information under the headings “Overview” and “Director Independence” appearing in the section entitled “Corporate Governance Practices” in our proxy statement to be distributed to stockholders in connection with the 2010 annual meeting.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incorporate by reference the information in the section entitled “Ratification of the Appointment of Independent Public Accounting Firm” in our proxy statement to be distributed to stockholders in connection with the 2010 annual meeting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Arch Coal, Inc.

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arch Coal, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

St. Louis, Missouri
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Arch Coal, Inc.

We have audited Arch Coal, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arch Coal, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arch Coal, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Coal, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Arch Coal, Inc., and our report dated March 1, 2010, expressed an unqualified opinion thereon.

St. Louis, Missouri
March 1, 2010

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arch Coal, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting.

Steven F. Leer	John T. Drexler
Chairman and Chief	Senior Vice President and Chief
Executive Officer	Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	(In thousands, except per share data)

REVENUES
Coal sales	$2,576,081	$2,983,806	$2,413,644
COSTS, EXPENSES AND OTHER
Cost of coal sales	2,070,715	2,183,922	1,888,285
Depreciation, depletion and amortization	301,608	293,553	243,695
Amortization of acquired sales contracts, net	19,623	(705)	(1,633)
Selling, general and administrative expenses	97,787	107,121	84,446
Change in fair value of coal derivatives and coal trading activities, net	(12,056)	(55,093)	(7,292)
Costs related to acquisition of Jacobs Ranch	13,726	—	—
Other operating income, net	(39,036)	(6,262)	(24,488)

	2,452,367	2,522,536	2,183,013

Income from operations	123,714	461,270	230,631
Interest expense, net:
Interest expense	(105,932)	(76,139)	(74,865)
Interest income	7,622	11,854	2,600

	(98,310)	(64,285)	(72,265)
Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	—	—	(1,919)
Other non-operating expense	—	—	(354)

	—	—	(2,273)

Income before income taxes	25,404	396,985	156,093
Provision for (benefit from) income taxes	(16,775)	41,774	(19,850)

Net income	42,179	355,211	175,943
Less: Net income attributable to noncontrolling interest	(10)	(881)	(1,014)

Net income attributable to Arch Coal, Inc.	$42,169	$354,330	$174,929

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.28	$2.47	$1.23

Diluted earnings per common share	$0.28	$2.45	$1.21

Basic weighted average shares outstanding	150,963	143,604	142,518

Diluted weighted average shares outstanding	151,272	144,416	144,019

Dividends declared per common share	$0.36	$0.34	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,138	$70,649
Trade accounts receivable	190,738	215,053
Other receivables	40,632	43,419
Inventories	240,776	191,568
Prepaid royalties	21,085	43,780
Deferred income taxes	—	52,918
Coal derivative assets	18,807	43,173
Other	113,606	45,818

Total current assets	686,782	706,378
Property, plant and equipment:
Coal lands and mineral rights	2,417,151	1,818,657
Plant and equipment	2,261,929	2,031,561
Deferred mine development	832,976	762,746

	5,512,056	4,612,964
Less accumulated depreciation, depletion and amortization	(2,145,870)	(1,909,881)

Property, plant and equipment, net	3,366,186	2,703,083
Other assets:
Prepaid royalties	86,622	66,918
Goodwill	113,701	46,832
Deferred income taxes	354,869	294,682
Equity investments	87,268	87,761
Other	145,168	73,310

Total other assets	787,628	569,503

Total assets	$4,840,596	$3,978,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,402	$186,322
Coal derivative liabilities	2,244	10,757
Deferred income taxes	5,901	—
Accrued expenses and other current liabilities	227,716	249,203
Current maturities of debt and short-term borrowings	267,464	213,465

Total current liabilities	631,727	659,747
Long-term debt	1,540,223	1,098,948
Asset retirement obligations	305,094	255,369
Accrued pension benefits	68,266	73,486
Accrued postretirement benefits other than pension	43,865	58,163
Accrued workers’ compensation	29,110	30,107
Other noncurrent liabilities	98,243	65,526

Total liabilities	2,716,528	2,241,346
Redeemable noncontrolling interest	8,962	8,885
Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 163,953 and 144,345 shares at December 31, 2009 and 2008, respectively	1,643	1,447
Paid-in capital	1,721,230	1,381,496
Treasury stock, 1,512 shares at December 31, 2009 and 2008, at cost	(53,848)	(53,848)
Retained earnings	465,934	478,734
Accumulated other comprehensive loss	(19,853)	(79,096)

Total stockholders’ equity	2,115,106	1,728,733

Total liabilities and stockholders’ equity	$4,840,596	$3,978,964

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2009

						Accumulated
					Treasury	Other
	Preferred	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Stock	Capital	Earnings	Cost	Loss	Total
	(In thousands, except per share data)

BALANCE AT JANUARY 1, 2007	$2	$1,426	$1,345,188	$38,147	$—	$(19,169)	$1,365,594
Comprehensive income:
Net income attributable to Arch Coal, Inc.				174,929			174,929
Pension, postretirement and other post-employment benefits						11,070	11,070
Net amount reclassified to income						2,490	2,490
Unrealized losses on available-for- sale securities						(2,815)	(2,815)
Unrealized gains on derivatives						1,584	1,584
Net amount reclassified to income						5,208	5,208

Total comprehensive income				174,929		17,537	192,466
Dividends:
Common ($0.27 per share)				(38,696)			(38,696)
Preferred ($2.50 per share)				(219)			(219)
Issuance of 186 shares of common stock under the stock incentive plan — restricted stock and restricted stock units		2	(2)				—
Issuance of 283 shares of common stock upon conversion of preferred stock	(1)	3	(2)				—
Issuance of 510 shares of common stock under the stock incentive plan — stock options including income tax benefits		5	7,734				7,739
Employee stock-based compensation expense			5,777				5,777
Effect of adoption of FIN 48				(975)			(975)

BALANCE AT DECEMBER 31, 2007	1	1,436	1,358,695	173,186	—	(1,632)	1,531,686
Comprehensive income:
Net income attributable to Arch Coal, Inc.				354,330			354,330
Pension, postretirement and other post-employment benefits						(31,907)	(31,907)
Net amount reclassified to income						(684)	(684)
Unrealized losses on available-for- sale securities						(349)	(349)
Net amount reclassified to income						1,005	1,005
Unrealized losses on derivatives						(44,128)	(44,128)
Net amount reclassified to income						(1,401)	(1,401)

Total comprehensive income				354,330		(77,464)	276,866
Dividends:
Common ($0.34 per share)				(48,769)			(48,769)
Preferred ($2.50 per share)				(12)			(12)
Issuance of 261 shares of common stock under the stock incentive plan — restricted stock and restricted stock units		2	(2)				—
Issuance of 405 shares of common stock upon conversion of preferred stock	(1)	4	(3)				—
Preferred stock redemption			(24)	(1)			(25)
Issuance of 521 shares of common stock under the stock incentive plan — stock options including income tax benefits		5	6,314				6,319
Employee stock-based compensation expense			16,516				16,516
Purchase of 1,512 shares of common stock under stock repurchase program					(53,848)		(53,848)

BALANCE AT DECEMBER 31, 2008	—	1,447	1,381,496	478,734	(53,848)	(79,096)	1,728,733
Comprehensive income:
Net income attributable to Arch Coal, Inc.				42,169			42,169
Pension, postretirement and other post-employment benefits						12,176	12,176
Net amount reclassified to income						718	718
Unrealized losses on available-for- sale securities						(86)	(86)
Unrealized losses on derivatives						2,436	2,436
Net amount reclassified to income						43,999	43,999

Total comprehensive income				42,169		59,243	101,412
Dividends on common shares ($0.36 per share)				(54,969)			(54,969)
Issuance of 19,550 common shares		196	326,256				326,452
Issuance of 45 shares of common stock under the stock incentive plan — restricted stock and restricted stock units		0	0				0
Issuance of 13 shares of common stock under the stock incentive plan — stock options including income tax benefits		0	84				84
Employee stock-based compensation expense			13,394				13,394

BALANCE AT DECEMBER 31, 2009	$—	$1,643	$1,721,230	$465,934	$(53,848)	$(19,853)	$2,115,106

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES
Net income	$42,179	$355,211	$175,943
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	301,608	293,553	243,695
Amortization of acquired sales contracts, net	19,623	(705)	(1,633)
Prepaid royalties expensed	29,746	36,227	11,962
Net (gain) loss on dispositions of property, plant and equipment	310	(243)	(17,769)
Employee stock-based compensation	13,394	12,618	5,777
Other non-operating expense	—	—	2,273
Changes in operating assets and liabilities:
Receivables	47,794	(9,871)	10,254
Inventories	(28,518)	(13,783)	(55,471)
Coal derivative assets and liabilities	32,266	(41,183)	(8,532)
Accounts payable, accrued expenses and other current liabilities	(44,764)	21,823	(59,634)
Deferred income taxes	(34,668)	15,222	(31,825)
Accrued postretirement benefits other than pension	4,142	4,202	3,733
Asset retirement obligations	18,741	16,437	21,609
Accrued workers’ compensation	(2,909)	(528)	971
Other	(15,964)	(9,843)	29,457

Cash provided by operating activities	382,980	679,137	330,810
INVESTING ACTIVITIES
Capital expenditures	(323,150)	(497,347)	(488,363)
Payments made to acquire Jacobs Ranch	(768,819)	—	—
Proceeds from dispositions of property, plant and equipment	825	1,135	70,296
Additions to prepaid royalties	(26,755)	(19,764)	(19,713)
Purchases of investments and advances to affiliates	(10,925)	(7,466)	(5,540)
Consideration paid related to prior business acquisitions	(4,767)	(6,800)	—
Reimbursement of deposit on equipment	3,209	2,697	18,325

Cash used in investing activities	(1,130,382)	(527,545)	(424,995)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	584,784	—	—
Proceeds from the sale of common stock	326,452	—	—
Purchases of treasury stock	—	(53,848)	—
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(85,815)	13,493	133,476
Net payments on other debt	(2,986)	(2,907)	(2,696)
Debt financing costs	(29,659)	(233)	(202)
Dividends paid	(54,969)	(48,847)	(38,945)
Issuance of common stock under incentive plans	84	6,319	5,109

Cash provided by (used in) financing activities	737,891	(86,023)	96,742

Increase (decrease) in cash and cash equivalents	(9,511)	65,569	2,557
Cash and cash equivalents, beginning of year	70,649	5,080	2,523

Cash and cash equivalents, end of year	$61,138	$70,649	$5,080

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$(76,801)	$(71,620)	$(69,866)
Cash (paid) received during the year for income taxes	$(17,482)	$(22,830)	$2,145

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of steam and metallurgical coal from surface and underground mines located throughout the United States for sale to utility, steel, industrial and export markets. The Company’s mines are located in southern West Virginia, eastern Kentucky, Virginia, Wyoming, Colorado and Utah. All subsidiaries (except as noted below) are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.

Accounting Pronouncements Adopted

The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codificationtm (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States for financial statements of interim and annual periods ending after September 15, 2009. References to authoritative accounting principles after the effective date will reference the Codification and not the previous accounting guidance.

On January 1, 2009, the Company changed its presentation of noncontrolling interest in subsidiaries, pursuant to new guidance in the Consolidation topic of the Codification, which requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. Because the noncontrolling interest in Arch Western is redeemable, it is presented in the “mezzanine” between liabilities and equity. This change resulted in a decrease in other liabilities of $8.9 million as of December 31, 2008 from what was previously reported for the reclassification of the noncontrolling interest in Arch Western. For the year ended December 31, 2008 and 2007 this change resulted in an increase in other operating income, net and in net income of $0.9 million and $1.0 million, respectively, from what was previously reported for the amount of income attributable to the noncontrolling interest in Arch Western.

On January 1, 2009, the Company adopted the new disclosure requirements of the Derivatives and Hedging topic of the Codification. The new disclosures include qualitative disclosures about objectives for using derivatives, tabular disclosures and the gross fair value of derivative instruments, gains and losses from derivative instruments by type of contract, and the locations of these amounts in the interim and annual financial statements. See Note 7, “Derivative Instruments” for the disclosures required.

On January 1, 2009, the Company adopted amendments to the Earnings Per Share topic of the Codification. The amendments clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method. The amendments require retrospective adjustments to prior-period financial statements; however the amendments had no effect on basic or diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

New authoritative guidance related to the accounting for business combinations became effective on January 1, 2009 for business combinations occurring after that date. The new provisions of the Business Combinations topic of the Codification clarify and amend the accounting guidance for the acquirer’s recognition and measurement of the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning January 1, 2009, the provisions of the Fair Value Measurements and Disclosures topic of the Codification are applicable prospectively to fair value measurements other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no transition impact upon the initial adoption; however, the provisions of Fair Value Measurements and Disclosures topic of the Codification are effective for all fair value measurements prescribed by generally accepted accounting principles for nonfinancial assts and nonfinancial liabilities after the date of adoption.

New authoritative guidance adding new required disclosures about pension and other postretirement benefits for assets held in an employer’s defined benefit pension or other postretirement plan was effective for financial statements issued for fiscal years ending on December 31, 2009. Companies are required to disclose the fair value of each major asset type by levels that categorize the inputs used in valuation and a reconciliation of the beginning and ending balances of plan assets with fair values measured using significant unobservable inputs. See Note 14, “Employee Benefit Plans” for those required disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased. At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents approximate their fair value.

Allowance for Uncollectible Receivables

The Company’s allowance for uncollectible receivables reflects the amounts of its trade accounts receivable and other receivables that are not expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivables portfolio. Receivables are considered past due if the full payment is not received by the contractual due date. The allowance deducted from the balance of receivables was $0.1 million and $0.2 million at December 31, 2009 and 2008, respectively.

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, transportation costs incurred prior to title transfer to customers and operating overhead. Stripping costs incurred during the production phase of the mine are considered variable production costs and are included in the cost of coal extracted during the period the stripping costs are incurred.

Investments

Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company reflects its share of the entity’s income in other operating income, net in its consolidated statements of income. Marketable equity securities held by the Company that do not qualify for equity method accounting are classified as available-for-sale and are recorded at their fair value on the balance sheet with a corresponding entry to other comprehensive income and deferred taxes. A decline in the value of an investment that is considered other than temporary is recognized in income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Royalties

Leased mineral rights are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as a prepaid asset, with amounts expected to be recouped within one year classified as current. As royalties are recouped by mining the coal reserves under these leases, the prepayment is charged to cost of coal sales.

Acquired Sales Contracts

Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of sales contracts are determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. The net book value of the Company’s above-market sales contracts was $78.3 million and $3.2 million at December 31, 2009 and 2008, respectively, $44.4 million and $0.4 million of which were classified as current. Current amounts are recorded in other current assets in the accompanying consolidated balance sheets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets. The net book value of the below-market sales contracts was $36.6 million and $0.3 million at December 31, 2009 and 2008, respectively, $9.7 million and $0.3 million of which were classified as current. Current amounts are recorded in accrued expenses and noncurrent amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheets. The increase in the amounts during 2009 was the result of the acquisition of the Jacobs Ranch mining complex discussed in Note 3, “Business Combinations.” Based upon expected shipments under these contracts in the next five years, the Company anticipates annual amortization expense (income) of acquired sales contracts of $35.7 million in 2010, $18.6 million in 2011, $0 in 2012, $(5.1) million in 2013 and $(5.1) million in 2014.

Exploration Costs

Costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred.

Property, Plant and Equipment

Plant and Equipment

Plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. During the years ended December 31, 2009, 2008 and 2007, interest costs of $0.8 million, $11.7 million and $18.0 million, respectively, were capitalized. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 3 to 32 years. The useful lives of buildings and leasehold improvements generally range from 10 to 30 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Coal Lands and Mineral Rights

Amounts paid to acquire the Company’s coal reserves are capitalized and depleted over the life of proven and probable reserves. A significant portion of the Company’s coal reserves are controlled through leasing arrangements. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met. The net book value of the Company’s leased coal interests was $1.6 billion and $1.1 billion at December 31, 2009 and 2008, respectively.

The Company has entered into various non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. These payments under such agreements are capitalized as the cost of the underlying mineral reserves. The Company made payments under these arrangements of $138.3 million in 2009, $122.2 million in 2008 and $122.2 million in 2007. Annual installment payments of $16.1 million will be paid in 2010, 2011, 2012 and 2013.

Impairment

If facts and circumstances suggest that the carrying value of a long-lived asset or asset group may not be recoverable, the asset or asset group is reviewed for potential impairment. If this review indicates that the carrying amount of the asset will not be recoverable through projected undiscounted cash flows related to the asset over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level, which is the Company’s Black Thunder mining complex. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of selling prices and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $37.9 million and $15.7 million at December 31, 2009 and 2008, respectively. Amounts classified as current were $9.5 million and $4.6 million at December 31, 2009 and 2008, respectively. Current amounts are recorded in other current assets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Operating Income, Net

Other operating income, net in the accompanying consolidated statements of income reflects income and expense from sources other than physical coal sales, including bookouts (the practice of offsetting purchase and sale contracts for shipping convenience purposes) and contract settlements, royalties earned from properties leased to third parties; income from equity investments; gains and losses from dispositions of assets; and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes.

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

Derivative Instruments

The Company generally utilizes derivative instruments to manage exposures to commodity prices. Additionally, the Company may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by the Company over a reasonable period in the normal course of business, they are not recognized on the balance sheet.

Certain derivative instruments are designated as the hedge instrument in a hedging relationship. In a fair value hedge, the Company hedges the risk of changes in the fair value of a firm commitment, typically a fixed-price coal sales contract. Changes in both the hedged firm commitment and the fair value of a derivative used as a hedge instrument in a fair value hedge are recorded in earnings. In a cash flow hedge, the Company hedges the risk of changes in future cash flows related to a forecasted purchase or sale. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income. Amounts in other comprehensive income are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged. The Company formally documents the relationships between hedging instruments and the respective hedged items, as well as its risk management objectives for hedge transactions.

The Company evaluates the effectiveness of its hedging relationships both at the hedge’s inception and on an ongoing basis. Any ineffective portion of the change in fair value of a derivative instrument used as a hedge instrument in a fair value or cash flow hedge is recognized immediately in earnings. The ineffective portion is based on the extent to which exact offset is not achieved between the change in fair value of the hedge instrument and the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge in a cash flow hedge or the change in the fair value. The amount of ineffectiveness recognized in other operating income, net in the accompanying consolidated statements of income resulting from heating oil derivatives was a gain of $1.4 million for the year ended December 31, 2007. Ineffectiveness was insignificant for the years ended December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly hypothetical transaction between market participants at the measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 11, “Fair Values of Financial Instruments” for further disclosures related to the Company’s fair value estimates.

Income Taxes

Deferred income taxes are provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the need for a valuation allowance, the Company considers projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and its overall deferred tax position. See Note 9, “Taxes” for further disclosures about income taxes.

Benefit Plans

The Company has non-contributory defined benefit pension plans covering most of its salaried and hourly employees. Benefits are generally based on the employee’s age and compensation. The Company also currently provides certain postretirement medical and life insurance coverage for eligible employees. The cost of providing these benefits are determined on an actuarial basis and accrued over the employee’s period of active service.

The Company recognizes the overfunded or underfunded status of these plans as determined on an actuarial basis on the balance sheet and the changes in the funded status are recognized in other comprehensive income. See Note 14, “Employee Benefit Plans” for additional disclosures relating to these obligations.

Stock-Based Compensation

The compensation cost of all stock-based awards is determined based on the grant-date fair value of the award, and is recognized in income over the requisite service period (typically the vesting period of the award). The remaining unrecognized compensation cost of grants that were not vested at January 1, 2006, was determined based on the same estimate of the grant-date fair value and the same recognition method used previously, and is also reflected in income over the remaining service period after that date. The grant-date fair value of option awards is determined using a Black-Scholes option pricing model. For awards paid out in a combination of cash and stock, the cash portion of the plan is accounted for as a liability, based on the estimated payout under the awards. The stock portion is recorded utilizing the grant-date fair value of the award, based on a lattice model valuation. Compensation cost for an award with performance conditions is accrued if it is probable that the conditions will be met. See further discussion in Note 17, “Stock Based Compensation and Other Incentive Plans.”

Accounting Standards Issued and Not Yet Adopted

New authoritative guidance related to the accounting for variable interest entities will go into effect on January 1, 2010. The new provision will redefine the guidance for determining the primary beneficiary and the variable interest model and will eliminate the qualifying special purpose entity exclusion. The Company does not expect the changes in accounting for variable interest entities to have a material impact on the Company’s financial position or results of operations.

.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Property Transactions

On November 12, 2009, the Company leased coal reserves and other coal resources from Great Northern Properties Limited Partnership in Montana for $73.1 million. The coal lease will give the Company the right to mine approximately 9,600 acres and approximately 731 million tons of coal reserves.

On September 28, 2007, the Company purchased coal reserves and surface rights in Illinois for $38.9 million.

On June 29, 2007, the Company sold select assets and related liabilities associated with its Mingo Logan-Ben Creek mining complex in West Virginia for $43.5 million. For the year ended December 31, 2007, the Company’s Mingo Logan-Ben Creek operations contributed coal sales of 1.2 million tons, revenues of $75.1 million and income from operations of $9.1 million. The Company recognized a net gain of $8.9 million in the year ended December 31, 2007 resulting from the sale of the Mingo Logan-Ben Creek complex. That amount has been reflected in other operating income, net in the accompanying consolidated statements of income. This gain is net of accrued losses of $12.5 million on firm commitments to purchase coal through 2008 to supply below-market sales contracts that could not be sourced from the Company’s operations and $4.9 million of employee-related payments, which were paid prior to December 31, 2007.

During the years ended December 31, 2009, 2008 and 2007, gains (losses) on other dispositions of property, plant and equipment were $(0.3) million, $0.2 million and $8.9 million, respectively. Included in the gain for 2007 was $8.4 million related to the sales of non-strategic reserves in the Powder River Basin and Central Appalachia.

3.	Business Combinations

On October 1, 2009, the Company finalized its purchase of the issued and outstanding membership interests of Jacobs Ranch Holdings I LLC, the parent of the Jacobs Ranch mining operations, for a purchase price of $768.8 million, including all final working capital adjustments. The acquired operations included approximately 345 million tons of coal reserves adjacent to the Company’s Black Thunder mining complex. The acquired mining operations were integrated into the Company’s Black Thunder mining operations, part of the Powder River Basin segment.

To finance the acquisition, the Company sold 19.55 million shares of its common stock and issued $600.0 million in aggregate principal amount of senior unsecured notes. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million. See Note 10, “Debt and Financing Arrangements” and Note 15 “Capital Stock” for further information about these transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the consideration paid for Jacob’s Ranch and the amounts of assets acquired and liabilities assumed recognized at the acquisition date:

(In thousands)

Consideration paid	$768,819

Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:
Assets:
Receivables	$20,578
Inventories	20,690
Other current assets	282
Net property, plant and equipment, including mineral rights	707,294
Acquired sales contracts, net	58,413
Goodwill	62,102

Liabilities:
Accounts payable	14,695
Other accrued and current liabilities	5,797
Accrued pension benefits	1,542
Accrued postretirement benefits other than pension	2,506
Asset retirement obligation	75,109
Other liabilities	891

Net tangible and intangible assets acquired	$768,819

The goodwill associated with the acquisition was allocated to the Company’s Black Thunder mining complex, part of the Powder River Basin segment, for impairment testing purposes. All of the goodwill recognized is expected to be deductible for income tax purposes.

The following unaudited pro forma information has been prepared for illustrative purposes and assumes that the business combination occurred at the beginning of each reporting period being presented below. The unaudited pro forma results have been prepared based upon operational results and estimates that the Company believes are reasonable. The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred at the beginning of each reporting period presented below, nor are they indicative of future operating results.

The unaudited pro forma results for the twelve months ended December 31, 2009 and 2008 as follows:

	December 31
	2009	2008
	(In thousands)

Total revenues
As reported	$2,576,081	$2,983,806
Pro forma	$2,945,558	$3,456,844

Income before income taxes
As reported	$25,404	$396,985
Pro forma	$11,438	$334,258

The pro forma income before income taxes reflects adjustments to depreciation, depletion and amortization for the new basis in assets acquired. Anticipated cost reductions from synergies are not reflected in the pro forma results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenues and income before income taxes related to the former Jacob’s Ranch entity included in the consolidated statement of income since the date of acquisition are not readily determinable because the Jacobs Ranch mining complex was immediately integrated into the Company’s Black Thunder operations.

4.	Accumulated Other Comprehensive Income

Other comprehensive income includes transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in accumulated other comprehensive income (loss):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Financial	Employment	Available-for-	Comprehensive
	Derivatives	Benefits	Sale Securities	Loss

Balance January 1, 2007	$(6,512)	$(14,402)	$1,745	$(19,169)
2007 activity, before tax	9,533	21,183	(4,398)	26,318
2007 activity, tax effect	(2,741)	(7,623)	1,583	(8,781)

Balance December 31, 2007	280	(842)	(1,070)	(1,632)
2008 activity, before tax	(71,129)	(50,925)	1,024	(121,030)
2008 activity, tax effect	25,600	18,334	(368)	43,566

Balance December 31, 2008	(45,249)	(33,433)	(414)	(79,096)
2009 activity, before tax	72,553	20,124	(136)	92,541
2009 activity, tax effect	(26,118)	(7,230)	50	(33,298)

Balance December 31, 2009	$1,186	$(20,539)	$(500)	$(19,853)

As discussed in Note 1, “Accounting Policies” unrealized gains or losses on derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Pension, postretirement and other post-employment benefits adjustments in other comprehensive income relate to changes in the funded status of various benefit plans, as discussed in Note 1, “Accounting Policies.” The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through other comprehensive income.

5.	Equity Investments

	KnightHawk	DKRW	DTA	Total
	(In thousands)

January 1, 2007	$41,948	$24,859	$13,406	$80,213
Advances to (distributions from) affiliates	(1,672)	3,649	1,891	3,868
Equity in comprehensive income (loss)	3,618	(1,601)	(3,148)	(1,131)

December 31, 2007	43.894	26,907	12,149	82,950
Advances to (distributions from) affiliates	(2,167)	—	4,467	2,300
Other contributions	—	—	1,503	1,503
Equity in comprehensive income (loss)	6,366	(1,783)	(3,575)	1,008

December 31, 2008	$48,093	$25,124	$14,544	$87,761
Advances to (distributions from) affiliates	(5,164)	—	2,925	(2,239)
Equity in comprehensive income (loss)	6,674	(1,535)	(3,393)	1,746

December 31, 2009	$49,603	$23,589	$14,076	$87,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds a 33 1/3% equity interest in Knight Hawk Holdings, LLC, a coal producer in the Illinois Basin.

The Company holds a 24% equity interest in DKRW Advanced Fuels LLC (“DKRW”), a company engaged in developing coal-to-liquids facilities. The Company has a coal reserve purchase option with DKRW under which the Company would mine the reserves on a contract basis for DKRW. In March 2007, DKRW issued additional interests totaling $25.0 million, of which the Company purchased $3.7 million. In 2008, the Company entered into a convertible secured promissory note to allow DKRW to borrow up to $10.0 million. In 2009, the note was amended to allow DKRW to borrow an additional $5.0 million from the Company and $5.0 million from other investors. Amounts borrowed are due and payable in cash or in additional equity interests on the earlier of June 30, 2010 or upon the closing of DKRW’s next financing, bear interest at the rate of 1.25% per month, are convertible into securities issued by DKRW in connection with its next financing and are secured by DKRW’s equity interests in Medicine Bow Fuel & Power LLC. As of December 31, 2009 and 2008, the Company had advanced $11.1 million and $3.0 million, respectively under the note. The balance at December 31, 2009 is reflected in other receivables and the balance at December 31, 2008 is reflected in other noncurrent assets.

The Company holds a general partnership interest in Dominion Terminal Associates (“DTA”), which is accounted for under the equity method. DTA operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia used by the partners to transload coal. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. During 2008, the Company increased its ownership interest from 17.5% to 21.875%.

6.	Inventories

Inventories consist of the following:

	December 31
	2009	2008
	(In thousands)

Coal	$99,161	$64,683
Repair parts and supplies	141,615	126,885

	$240,776	$191,568

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.4 million and $12.7 million at December 31, 2009 and 2008, respectively.

7.	Derivative Instruments

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 50 to 60 million gallons of diesel fuel annually in its operations, including the effect of the acquisition of the Jacobs Ranch operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At December 31, 2009, the Company had protected the price of approximately 55% of its expected purchases for fiscal year 2010. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 34.1 million gallons as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the Company held derivatives for risk management purposes totaling 1.3 million tons of coal sales that are expected to settle during the remainder of 2010 and 0.8 million tons of coal sales that are expected to settle in 2011.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include non-derivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 62% in 2010 and 38% in 2011.

Tabular derivatives disclosures

The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce our credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. The amounts shown in the table below represent the fair value position of individual contracts, regardless of the net position presented in the accompanying consolidated balance sheet. The fair value and location of derivatives reflected in the accompanying consolidated balance sheet are as follows:

	Fair Value of Derivatives as of December 31, 2009
	Asset	Liability
	Derivatives	Derivatives
	(In thousands)

Derivatives Designated as Hedging Instruments
Heating oil	$13,954	$(2,432)
Coal	3,075	(6,355)

Total	17,029	(8,787)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	41,544	(31,262)
Coal	11,459	(1,898)

Total	53,003	(33,160)

Total derivatives	70,032	(41,947)
Effect of counterparty netting	(39,227)	39,227

Net derivatives as classified in the balance sheet	$30,805	$(2,720)	$28,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net derivatives as reflected on the balance sheet
Heating oil	Other Current Assets	$11,998
	Accrued Expenses	(476)
Coal	Coal Derivative Assets	18,807
	Coal Derivative Liabilities
		(2,244)

		$28,085

The Company had a current asset for the right to reclaim cash collateral of $12.5 million and $6.6 million at December 31, 2009 and 2008, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Year Ended December 31, 2009
	Gain on Derivatives	Hedged Items in	Loss on Hedged Items
Derivatives used in	Used in Fair Value	Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships	Relationships	Relationships
(In thousands)

Coal	$2,586[1]	Firm commitments	$(2,586)[1]

			Gain (Loss)
			Recognized in
		Losses	Income (Ineffective
	Gain (Loss)	Reclassified from	Portion and Amount
Derivatives used in	Recognized in OCI	OCI into Income	Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	Effectiveness Testing)

Heating oil	$10,309	$(49,055)[2]	$—
Coal sales	(7,441)	(6,999)[1]	—
Coal purchases	1,089	(13,181)[2]	—

Totals	$3,957	$(69,235)	$—

Derivatives Not Designated as
Hedging Instruments	Gain

Coal	$9,673	[3]

Location in Statement of Income:
1 — Coal sales
2 — Cost of coal sales

3 —	Change in fair value of coal derivatives and coal trading activities, net

During the year ended December 31, 2009, the Company recognized net unrealized and realized gains related to its trading portfolio (including derivative and non-derivative contracts) of $2.4 million as included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying consolidated statement of income. These gains are not included in the above table.

During the next twelve months, based on fair values at December 31, 2009, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $6.7 million are expected to be reclassified from other comprehensive income into earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses included in current liabilities consist of the following:

	December 31
	2009	2008
	(In thousands)

Payroll and employee benefits	$41,773	$53,134
Taxes other than income taxes	88,980	92,682
Interest	55,557	33,168
Heating oil derivatives (see Note 7)	476	51,770
Workers’ compensation (see Note 13)	7,439	6,964
Asset retirement obligations (see Note 12)	5,315	3,482
Other	28,176	8,003

	$227,716	$249,203

9.	Taxes

Income taxes

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2005 through 2009 remain open to examination for U.S. federal income tax matters and 1998 through 2009 remain open to examination for various state income tax matters.

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Current:
Federal	$21,295	$24,066	$3,687
State	864	1,027	—

Total current	22,159	25,093	3,687
Deferred:
Federal	(39,492)	35,545	(20,090)
State	558	(18,864)	(3,447)

Total deferred	(38,934)	16,681	(23,537)

	$(16,775)	$41,774	$(19,850)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for (benefit from) income taxes follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Income tax expense at statutory rate	$8,888	$138,637	$54,278
Percentage depletion allowance	(29,463)	(45,336)	(36,028)
State taxes, net of effect of federal taxes	(61)	4,060	569
Change in valuation allowance	725	(57,973)	(38,681)
Other, net	3,136	2,386	12

	$(16,775)	$41,774	$(19,850)

In 2009, 2008 and 2007, compensatory stock options and other equity based compensation awards were exercised resulting in a tax expense (benefit) of $0.2 million, $(9.8) million and $(5.6) million, respectively. The tax benefit will be recorded to paid-in capital at such point in time when a cash tax benefit is recognized.

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31
	2009	2008
	(In thousands)

Deferred tax assets:
Alternative minimum tax credit carryforwards	$142,070	$125,744
Net operating loss carryforwards	118,643	120,291
Reclamation and mine closure	59,648	49,612
Advance royalties	33,749	27,447
Retiree benefit plans	31,352	37,235
Plant and equipment	19,004	22,016
Workers’ compensation	13,604	17,634
Derivatives	—	19,224
Other	59,877	57,288

Gross deferred tax assets	477,947	476,491
Valuation allowance	(1,120)	(395)

Total deferred tax assets	476,827	476,096
Deferred tax liabilities:
Deferred development	72,163	59,401
Investment in tax partnerships	45,189	50,913
Other	10,507	18,182

Total deferred tax liabilities	127,859	128,496

Net deferred tax asset	348,968	347,600
Less current asset (liability)	(5,901)	52,918

Long-term deferred tax asset	$354,869	$294,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has net operating loss carryforwards for regular income tax purposes of $118.6 million at December 31, 2009 that will expire from 2010 to 2029. The Company has an alternative minimum tax credit carryforward of $142.1 million at December 31, 2009, which has no expiration date and can be used to offset future regular tax in excess of the alternative minimum tax.

During 2008, the Company reached a settlement with the IRS regarding the Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture. The settlement did not result in a net change in deferred tax assets, but involved a re-characterization of deferred tax assets, including an increase in net operating loss carryforwards of $145.1 million and other amortizable assets which will provide additional tax deductions through 2013. A portion of these future cash tax benefits accrue to ARCO pursuant to the original purchase agreement, including $4.8 million and $6.8 million that was paid in 2009 and 2008, respectively, and recorded as goodwill.

The Company has recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. Management reassesses the ability to realize its deferred tax assets annually in the fourth quarter or when circumstances indicate that the ability to realize deferred tax assets has changed. In determining the appropriate valuation allowance, the assessment takes into account expected future taxable income and available tax planning strategies. This review resulted in increases (decreases) in the valuation allowance of $0.7 million, $(61.9) million and $(44.7) million in 2009, 2008 and 2007 respectively. Of the decreases in 2008 and 2007, $3.9 million and $2.6 million, respectively, were recorded in paid in capital associated with the exercise of compensatory stock options. Also during 2008, the valuation allowance was reduced $7.0 million relating to state net operating losses that were lost as a result of changes to West Virginia’s income tax laws during the year. The valuation allowance at December 31, 2009 and 2008 relates to certain state net operating loss benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,207
Additions based on tax positions related to the current year	1,255
Additions for tax positions of prior years	133
Reductions for tax positions of prior years	(284)
Settlements	(241)

Balance at December 31, 2007	4,070
Additions based on tax positions related to the current year	122
Additions for tax positions of prior years	909
Reductions for tax positions of prior years	(223)

Balance at December 31, 2008	4,878
Additions based on tax positions related to the current year	1,593
Additions for tax positions of prior years	205
Reductions for tax positions of prior years	(6)

Balance at December 31, 2009	$6,670

If recognized, $6.7 million of the gross unrecognized tax benefits at December 31, 2009 would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $0.8 million of interest and penalty accrued at December 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which $0.6 million was recognized during 2009. No gross unrecognized tax benefits are expected to be reduced in the next 12 months due to the expiration of the statute of limitations.

Other taxes

The Emergency Economic Stabilization Act (“the Act”) enacted on October 3, 2008 enabled certain coal producers to file for refunds of black lung excise taxes paid on export sales subsequent to October 1, 1990, along with interest computed at statutory rates. The Company filed for a refund under the Act and recognized a refund of $11.0 million plus interest of $10.3 million in the fourth quarter of 2008. The Company recorded additional income of $6.8 million during 2009, to adjust the estimated amount to be received, of which $6.1 million is reflected in interest income in the accompanying consolidated income statement, with the remainder in cost of coal sales.

10.	Debt and Financing Arrangements

Debt consists of the following:

	December 31
	2009	2008
	(In thousands)

Commercial paper	$49,453	$65,671
Indebtedness to banks under credit facilities	204,000	273,597
6.75% senior notes ($950.0 million face value) due July 1, 2013	954,782	956,148
8.75% senior notes ($600.0 million face value) due August 1, 2016	585,441	—
Other	14,011	16,997

	1,807,687	1,312,413
Less current maturities and short-term borrowings	267,464	213,465

Long-term debt	$1,540,223	$1,098,948

The current maturities of debt include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.

Commercial Paper

On August 15, 2007, the Company entered into a commercial paper placement program, as amended, to provide short-term financing at rates that are generally lower than the rates available under the revolving credit facility. Under the commercial paper program, the Company may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. Market conditions have impacted the Company’s ability to issue commercial paper. The Company amended the program on April 11, 2008 to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million. The commercial paper placement program is supported by a revolving credit facility, which is subject to renewal annually, and expires on April 30, 2010. As of December 31, 2009, the weighted-average interest rate of the Company’s outstanding commercial paper was 1.44% and maturity dates ranged from 4 to 55 days.

Credit Facilities and Availability

The Company maintains a secured credit facility. On August 27, 2009, the Company entered into an amendment that extended the maturity of the credit facility from June 23, 2011 to March 31, 2013 and increased the Company’s borrowing capacity from $800.0 million to $860.0 million until June 23, 2011, when it will then decrease to $762.5 million. New banks may join the credit facility after June 23, 2011, subject to an aggregate maximum borrowing amount of $800.0 million. The amendment also increased the maximum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leverage ratio, as defined, that the Company must maintain. A March 6, 2009, amendment amended certain covenants to make them less restrictive, including those related to lien creation, restricted payments and subsidiary guarantees of debt, in addition to an increase in the maximum leverage ratio, as defined, that the Company must maintain.

Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to the Company’s leverage ratio, as calculated in accordance with the credit agreement. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. As of December 31, 2009, the weighted-average interest rate of the Company’s outstanding borrowings under the credit facility was 3.49%. Commitment fees, of 0.50% per annum, are payable on the average unused daily balance of the revolving credit facility. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit.

The Company maintains an accounts receivable securitization program under which eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company’s financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio, as defined under the program. On May 22, 2008, the Company entered into an amendment to its accounts receivable securitization program that increased the size of the program from $150.0 million to $175.0 million. On March 31, 2009, the Company entered into an amendment to its accounts receivable securitization program that revised certain terms to strengthen the credit quality of the pool of receivables and increased the interest rate. The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million, as limited by eligible accounts receivable.

Available borrowing capacity is based on the allowable amount of accounts receivable as defined under the terms of the agreement. The credit facility supporting the borrowings under the program is subject to renewal annually and expires March 31, 2010. The interest rate in effect as of December 31, 2009 was 1.06%.

As of December 31, 2009 and 2008, the Company had borrowings of $120.0 million and $205.0 million, respectively, outstanding under the credit facility. At December 31, 2009, the Company had $740.0 million of unused available borrowing capacity under the revolving credit facility. The Company had borrowings of $84.0 million and $68.6 million under the accounts receivable securitization program at December 31, 2009 and 2008, respectively. The Company also had letters of credit under the securitization program of $64.5 million as of December 31, 2009. At December 31, 2009, the Company had no available borrowing capacity under the accounts receivable securitization program.

6.75% senior notes

The 6.75% senior notes were issued by the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), under an indenture dated June 25, 2003. The senior notes are guaranteed by Arch Western and certain of its subsidiaries and are secured by an intercompany note from Arch Western to Arch Coal, Inc. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make certain investments. Arch Western Finance issued $250.0 million of the Senior Notes at a premium of 104.75% of par. The premium is being amortized over the life of the notes. The redemption price of the notes, reflected as a percentage of the principal amount, is: 102.250% for notes redeemed prior to July 1, 2010; 101.125% for notes redeemed between July 1, 2010 and June 30, 2011 and 100% for notes redeemed on or after July 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.75% senior notes

On July 31, 2009, the Company issued $600.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464% of the face amount. The Company deferred issue costs of $14.5 million in association with the 8.75% senior notes. The net proceeds from this transaction were used primarily to finance the purchase of the Jacobs Ranch mining complex discussed in Note 3, “Business Combinations”. Interest is payable on the notes on February 1 and August 1 of each year, commencing February 1, 2010. At any time on or after August 1, 2013, the Company may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015.

The notes are guaranteed by most of the Company’s subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. If the Company fails to meet an interest coverage ratio test as defined in the indenture, the ability of the Company and its subsidiaries to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets would be limited.

The Company and the guarantor subsidiaries entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with the senior notes. Pursuant to the Registration Rights agreement, the Company must make reasonable best efforts to cause and file a registration statement to become effective with the SEC by July 31, 2010 and complete the exchange of the 8.75% senior notes by September 14, 2010. Should those events not occur within the specified time frame, the interest rate would be increased by one-quarter of one percent per annum for the first 90 days following such period. Such interest rate would increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.

Expected aggregate maturities of debt for the next five years are $267.5 million in 2010, $0 in 2011, $0 in 2012, $950.0 in 2013 and $0 in 2014.

Terms of the Company’s credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, acquire or dispose of assets and borrow additional funds. The terms also require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants. In addition, the covenants require the pledging of assets to collateralize the Company’s revolving credit facility. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company complied with all financial covenants at December 31, 2009.

11.	Fair Values of Financial Instruments

Inputs to fair value techniques are prioritized according to a fair value hierarchy, as defined below, that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with quoted prices in over-the-counter markets or direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Available-for-sale investments	$2,537	$2,341	$—	$196
Derivatives	30,805	—	22,820	7,985

Total assets	$33,342	$2,341	$22,820	$8,181

Liabilities:
Derivatives	$2,720	$1,188	$1,568	$(36)

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

Year Ended
December 31,
2009
(In thousands)

Beginning balance	$1,050
Gains (losses), realized or unrealized
Recognized in earnings	(3,381)
Recognized in other comprehensive income	3,031
Settlements, purchases and issuances	7,517

Ending balance	$8,217

Net unrealized losses during the twelve months ended December 31, 2009 related to level 3 financial instruments held on December 31, 2009 were $1.1 million.

Fair Value of Long-Term Debt

At December 31, 2009 and 2008, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,844.1 million and $1,178.0 million, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.

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

The following table describes the changes to the Company’s asset retirement obligation liability for the years ended December 31:

	2009	2008
	(In thousands)

Balance at January 1 (including current portion)	$258,851	$224,521
Accretion expense	23,427	19,613
Additions resulting from acquisition of Jacobs Ranch	75,109	—
Adjustments to the liability from changes in estimates	(43,709)	18,939
Liabilities settled	(3,269)	(4,222)

Balance at December 31	$310,409	$258,851
Current portion included in accrued expenses	(5,315)	(3,482)

Noncurrent liability	$305,094	$255,369

The 2009 reduction in the liability of $43.7 million from changes in estimates resulted from the impact of the Jacobs Ranch acquisition on the mining sequence in the existing pit configuration.

As of December 31, 2009, the Company had $205.7 million in surety bonds outstanding and $351.9 million in self-bonding to secure reclamation obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ compensation expense consists of the following components:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Self-insured occupational disease benefits:
Service cost	$531	$481	$1,310
Interest cost	558	449	998
Net amortization	(2,879)	(3,882)	(1,688)

Total occupational disease	(1,790)	(2,952)	620
Traumatic injury claims and assessments	8,904	10,277	10,055

Total workers’ compensation expense	$7,114	$7,325	$10,675

Net amortization represents the systematic recognition of actuarial gains or losses over a five-year period.

The reconciliation of changes in the benefit obligation of the occupational disease liability is as follows:

	December 31
	2009	2008
	(In thousands)

Beginning of year obligation	$7,413	$17,463
Service cost	531	481
Interest cost	558	449
Actuarial gain	1,913	(10,436)
Benefit and administrative payments	(713)	(544)

Net obligation at end of year	$9,702	$7,413

At December 31, 2009 and 2008, accumulated gains of $10.9 million and $15.7 million, respectively, were not yet recognized in occupational disease cost and were recorded in accumulated other comprehensive income. The expected accumulated gain that will be amortized from accumulated other comprehensive income into occupational disease cost in 2010 is $2.2 million.

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31
	2009	2008	2007

Weighted average assumptions:
Discount rate	6.11%	6.65%	6.50%
Cost escalation rate	3.00%	3.00%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	December 31
	2009	2008
	(In thousands)

Occupational disease costs	$9,702	$7,413
Traumatic and other workers’ compensation claims	26,847	29,658

Total obligations	36,549	37,071
Less amount included in accrued expenses	7,439	6,964

Noncurrent obligations	$29,110	$30,107

As of December 31, 2009, the Company had $64.2 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

14.	Employee Benefit Plans

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

During 2009, the Company notified participants of the retiree medical plan of a plan change increasing the retirees’ responsibility for medical costs. This change resulted in a remeasurement of the postretirement benefit obligation, which included a decrease in the discount rate from 6.85% to 5.68%. The remeasurement resulted in a decrease in the liability of $21.0 million, with a corresponding increase to other comprehensive income, and will result in future reductions in costs under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status.  Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(In thousands)

CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1	$240,578	$234,628	$60,836	$61,942
Service cost	13,444	12,917	2,954	2,937
Interest cost	15,946	14,636	3,667	3,716
Plan amendments	—	1,907	(28,561)	—
Benefits paid	(13,834)	(13,344)	(2,573)	(2,540)
Acquisition of Jacobs Ranch	1,542	—	2,506	—
Other-primarily actuarial loss (gain)	23,017	(10,166)	7,616	(5,219)

Benefit obligations at December 31	$280,693	$240,578	$46,445	$60,836

CHANGE IN PLAN ASSETS
Value of plan assets at January 1	$166,304	$232,868	$—	$—
Actual return on plan assets	40,648	(55,837)	—	—
Employer contributions	18,781	2,617	2,573	2,540
Benefits paid	(13,834)	(13,344)	(2,573)	(2,540)

Value of plan assets at December 31	$211,899	$166,304	$—	$—

Accrued benefit cost	$(68,794)	$(74,274)	$(46,445)	$(60,836)

ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit (cost)	$(1,575)	$(2,352)	$12,106	$(18,616)
Accumulated gain (loss)	(59,899)	(63,780)	6,324	16,836

	$(61,474)	$(66,132)	$18,430	$(1,780)

BALANCE SHEET AMOUNTS
Current liability	$(528)	$(788)	$(2,580)	$(2,673)
Noncurrent liability	$(68,266)	$(73,486)	$(43,865)	$(58,163)

	$(68,794)	$(74,274)	$(46,445)	$(60,836)

Pension Benefits

The accumulated benefit obligation for all pension plans was $263.7 million and $228.5 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation differs from the benefit obligation in that it includes no assumption about future compensation levels.

The benefit obligation and the accumulated benefit obligation for the Company’s unfunded pension plan were $10.7 million and $9.7 million, respectively, at December 31, 2009.

The prior service cost and net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are $0.2 million and $8.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefits

The prior service credit and net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is $2.4 million and $1.3 million, respectively.

The postretirement plan amendment in 2009 relates to an increase in retirees’ responsibility for medical costs and the related remeasurement of other postretirement benefit obligation as discussed above.

Components of Net Periodic Benefit Cost.  The following table details the components of pension and other postretirement benefit costs.

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2009	2008	2007	2009	2008	2007
	(In thousands)

Service cost	$13,444	$12,917	$12,791	$2,954	$2,937	$2,796
Interest cost	15,946	14,636	13,197	3,667	3,716	3,050
Expected return on plan assets*	(17,719)	(17,932)	(17,324)	—	—	—
Amortization of prior service cost (credit)	193	(213)	(269)	2,161	3,458	1,663
Amortization of other actuarial losses (gains)	3,967	3,213	7,198	(2,897)	(3,644)	(3,014)
Curtailments	585	—	—	—	—	—

Net benefit cost	$16,416	$12,621	$15,593	$5,885	$6,467	$4,495

*	The Company does not fund its other postretirement benefit obligations.

The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period.

Assumptions.  The following table provides the assumptions used to determine the actuarial present value of projected benefit obligations at December 31.

			Other
	Pension		Postretirement
	Benefits		Benefits
	2009	2008	2009	2008

Weighted average assumptions:
Discount rate	5.97%	6.85%	5.67%	6.85%
Rate of compensation increase	3.39%	3.39%	N/A	N/A

The following table provides the assumptions used to determine net periodic benefit cost for years ended December 31.

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Weighted average assumptions:
Discount rate	6.85%	6.50%	5.90%	6.85%/5.68%	6.50%	5.90%
Rate of compensation increase	3.39%	3.39%	3.39%	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

set forth by members of the Company’s pension committee (the “Pension Committee”). The risk assessment provides a link between a pension’s risk capacity, management’s willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

The health care cost trend rate assumed for 2010 is 11% and is expected to reach an ultimate trend rate of 5% by 2014. A one-percentage-point increase in the health care cost trend rate would have increased the postretirement benefit obligation at December 31, 2009 by $0.6 million. A one-percentage-point decrease in the health care cost trend rate would have decreased the postretirement benefit obligation at December 31, 2009 by $0.6 million. The effect of these changes would have had an insignificant impact on the net periodic postretirement benefit costs.

Plan Assets

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

The Company’s pension plan assets at December 31, 2009 are categorized below according to the fair value hierarchy as defined in Note 11, “Fair Values of Financial Instruments”:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Equity securities:(A)
U.S. mid-cap	$50,411	$29,884	$20,527	$—
U.S. large-cap	58,520	33,255	25,265	—
Non-U.S.	14,466	—	14,466	—
Fixed income securities:
U.S. government securities(B)	11,582	11,582	—	—
Non-U.S. government securities(C)	955	—	955	—
U.S. government asset and mortgage backed securities(D)	979	—	979	—
Corporate fixed income(E)	14,959	—	14,959	—
State and local government securities(F)	6,386	—	6,386	—
Other fixed income(G)	43,283	—	43,283	—
Short-term investments(H)	5,975	1,616	4,359	—
Other investments(I)	4,383	4,245	138	—

Total	$211,899	$80,582	$131,317	$—

(A)	Equity securities includes investments in 1) common stock, 2) preferred stock and 3) mutual funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date and are traded on listed exchanges.

(B)	U.S. government securities includes agency and treasury debt. These investments are valued using dealer quotes in an active market.

(C)	Non-U.S. government securities includes debt securities issued by foreign governments and are valued utilizing a price spread basis valuation technique with observable sources from investment dealers and research vendors.

(D)	U.S. government asset and mortgage backed securities includes government-backed mortgage funds which are valued utilizing an income approach that includes various valuation techniques and sources such as discounted cash flows models, benchmark yields and securities, reported trades, issuer trades and/or other applicable data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(E)	Corporate fixed income is primarily comprised of corporate bonds and certain corporate asset-backed securities that are denominated in the U.S. dollar and are investment-grade securities.

(F)	State and local government securities include different U.S. state and local municipal bonds and asset backed securities, these investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer trades and/or other applicable data.

(G)	Other fixed income investments are actively managed fixed income vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(H)	Short-term investments include governmental agency funds and pooled funds and mutual funds. Governmental agency funds are valued utilizing an option adjusted spread valuation technique and sources such as interest rate generation processes, benchmark yields and broker quotes. Investments in pooled funds and mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(I)	Other investments includes cash, forward contracts, derivative instruments, interest rate swaps and mutual funds. Investments in interest rate swaps are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer trades and/or other applicable data. Forward contracts and derivative instruments are valued at their exchange listed price or broker quote in an active market. The mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date and are traded on listed exchanges.

Cash Flows.  In order to achieve a desired funded status, the Company expects to make contributions of $16.6 million to the pension plans in 2010. This estimate is based on current funding regulations, which are currently under review for potential modification to provide funding relief to companies that sponsor pension plans.

The following represents expected future benefit payments, which reflect expected future service, as appropriate:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

2010	$21,481	$3,512
2011	23,313	3,940
2012	24,243	4,220
2013	26,642	4,460
2014	27,879	4,714
Years 2015-2019	147,405	26,523

	$270,963	$47,369

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Plans

The Company sponsors savings plans which were established to assist eligible employees provide for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $15.9 million, $16.7 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

15.	Capital Stock

On March 14, 2006, the Company filed a registration statement on Form S-3 with the SEC. The registration statement allows the Company to offer, from time to time, an unlimited amount of debt securities, preferred stock, depositary shares, purchase contracts, purchase units, common stock and related rights and warrants.

Common Stock

On July 31, 2009, the Company sold 17 million shares of its common stock at a public offering price of $17.50 per share and on August 6, 2009, the Company issued an additional 2.55 million shares of its common stock under the same terms and conditions to cover underwriters’ over-allotments. The net proceeds received from the issuance of common stock were $326.5 million, which was used primarily to finance the purchase of the Jacobs Ranch mining complex discussed in Note 3, “Business Combinations”.

Preferred Stock

In January 2008, 84,376 shares of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (“Preferred Stock”) were converted into 404,735 shares of the Company’s common stock. On February 1, 2008, the Company redeemed the remaining 505 shares of Preferred Stock at the redemption price of $50.00 per share. During 2007, 58,890 shares of preferred stock were converted to common stock.

Stock Repurchase Plan

In September 2006, the Company’s Board of Directors authorized a share repurchase program, for the purchase of up to 14,000,000 shares of the Company’s common stock. At December 31, 2009, 10,925,800 shares of common stock were available for repurchase under the plan. During 2008, the Company repurchased 1,511,800 shares of its common stock under the repurchase program at an average cost of $35.62 per share. Future repurchases under the plan will be made at management’s discretion and will depend on market conditions and other factors. There were no purchases made under the plan during 2009 or 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009, the Company had stock options, restricted stock and restricted stock units outstanding under the Incentive Plan.

Stock Options

Stock options are granted at a price equal to the closing market price of the Company’s common stock on the date of grant and are generally subject to vesting provisions of at least one year from the date of grant. Information regarding stock option activity under the Incentive Plan follows for the year ended December 31, 2009:

		Weighted Average	Aggregate	Average
	Common	Exercise	Intrinsic	Contract
	Shares	Price	Value	Life
	(In thousands)		(In thousands)

Options outstanding at January 1	2,935	$29.08
Granted	1,044	14.08
Exercised	(13)	6.22
Canceled	(29)	31.00
Expired	(2)	20.41

Options outstanding at December 31	3,935	25.17	$23,118	6.33

Options exercisable at December 31	2,036	21.64	14,668	4.31

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $24.7 million and $14.9 million, respectively.

Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the year ended December 31, 2009:

		Weighted Average
	Common Shares	Grant-Date Fair Value
	(In thousands)

Unvested options at January 1	1,408	$18.43
Granted	1,044	6.63
Vested	(531)	17.18
Canceled	(22)	12.07

Unvested options at December 31	1,899	12.36

Compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 was $11.8 million, $10.7 million and $3.8 million, respectively. As of December 31, 2009, there was $10.6 million of unrecognized compensation cost related to the unvested stock options. The total grant-date fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $9.1 million, $4.4 million and $0.3 million, respectively. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options is recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award. The majority of the cost relating to the stock-based compensation plans is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Weighted average assumptions used in the Black-Scholes option pricing model for granted options follow:

	Year Ended December 31
	2009	2008	2007

Weighted average grant-date fair value per share of options granted	$6.63	$21.29	$14.37
Assumptions (weighted average):
Risk-free interest rate	1.75%	2.86%	4.70%
Expected dividend yield	2.56%	0.6%	0.7%
Expected volatility	69.3%	45.7%	39.5%
Expected life (in years)	4.5	4.7	6.0

Expected volatilities are based on historical stock price movement and implied volatility from traded options on the Company’s stock. The expected life of the option was determined based on historical exercise activity. Most options granted vest over periods of three to four years.

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

Information regarding restricted stock and restricted stock unit activity and weighted average grant-date fair value follows for the year ended December 31, 2009:

	Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average
	Common	Grant-Date	Common	Grant-Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Outstanding at January 1	91	$34.15	64	$50.47
Granted	35	14.05	—	—
Vested	(50)	30.35	(10)	37.76

Outstanding at December 31	76	27.43	54	52.69

The weighted average fair value of restricted stock granted during 2008 and 2007 was $49.05 and $33.27, respectively. The weighted average fair value of restricted stock units granted during 2008 was $52.69; there were none granted during 2007. The total grant-date fair value of restricted stock that vested during 2009, 2008 and 2007 was $1.5 million, $1.0 million and $0.1 million, respectively. The total grant-date fair value of restricted stock units that vested during 2009, 2008 and 2007 was $0.4 million, $1.9 million and $2.0 million, respectively. Unearned compensation of $2.4 million will be recognized over the remaining vesting period of the outstanding restricted stock and restricted stock units. The Company recognized expense of approximately $1.7 million, $1.9 million and $1.8 million related to restricted stock and restricted stock units for the years ended December 31, 2009, 2008 and 2007, respectively.

Performance-Contingent Phantom Stock Awards

During the year ended December 31, 2008, certain stock price and EBITDA performance measurements were satisfied under performance-contingent phantom stock awards awarded to all of the Company’s executives,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the Company issued 0.2 million shares of common stock and paid cash of $3.5 million under the awards. The Company recognized $1.1 million and $1.4 million of expense under this award in the years ended December 31, 2008 and 2007, respectively. The expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Deferred Compensation Plan

The Company maintains a deferred compensation plan that allows eligible employees to defer receipt of compensation until the dates elected by the participant. Participants in the plan may defer up to 85% of their base salaries and up to 100% of their annual incentive awards. The plan also allows participants to defer receipt of up to 100% of the shares under any restricted stock unit or performance-contingent stock awards. The amounts deferred are invested in accounts that mirror the gains and losses of a number of different investment funds, including a hypothetical investment in shares of the Company’s common stock. Participants are always vested in their deferrals to the plan and any related earnings. The Company has established a grantor trust to fund the obligations under the plan. The trust has purchased corporate-owned life insurance to offset these obligations. The policies are recorded at their net cash surrender values of $37.2 million and $21.8 million at December 31, 2009 and 2008, respectively. The participants have an unsecured contractual commitment by the Company to pay the amounts due under the plan. Any assets placed in trust by the Company to fund future obligations of the plan are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the company as to their deferred compensation in the plans.

Under the plan, the Company credits each participant’s account with the number of units equal to the number of shares or units that the participant could purchase or receive with the amount of compensation deferred, based upon the fair market value of the underlying investment on that date. The amount the employee will receive from the plan will be based on the number of units credited to each participant’s account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on that date. The liability under the plan was $29.6 million at December 31, 2009 and $19.0 million at December 31, 2008.

The Company’s net income (expense) related to the deferred compensation plan for the years ended December 31, 2009, 2008 and 2007 was $4.1 million, $(2.3) million and $(5.3) million, respectively.

18.	Risk Concentrations

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

The Company markets its coal principally to electric utilities in the United States. Sales to customers in foreign countries were $194.4 million, $486.1 million and $196.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, accounts receivable from electric utilities located in the United States totaled $119.0 million and $160.0 million, respectively, or 62% and 74% of total trade receivables, respectively.

The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company sold approximately 126.1 million tons of coal in 2009. Approximately 72% of this tonnage (representing approximately 66% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Prices for coal sold under long-term contracts ranged from $6.35 to $119.00 per ton.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term contracts ranged in remaining life from one to eight years. Sales (including spot sales) to our largest customer, Tennessee Valley Authority, were $278.8 million, $416.5 million and $336.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

19.	Earnings per Common Share

The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company, after deducting earnings allocated to participating securities, and by reconciling basic and diluted weighted average shares outstanding:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Income for basic earnings per share calculation:
Income allocated to common stockholders	$42,128	$353,951	$174,399

Weighted average shares outstanding:
Basic weighted average shares outstanding	150,963	143,604	142,518
Effect of common stock equivalents under incentive plans	309	779	1,068
Effect of common stock equivalents arising from Preferred Stock	—	33	433

Diluted weighted average shares outstanding	151,272	144,416	144,019

The effect of options to purchase 2.2 million, 0.8 million and 0.5 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for this period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum payments due in future years under these agreements in effect at December 31, 2009 are as follows:

	Operating
	Leases	Royalties
	(In thousands)

2010	$33,435	$32,609
2011	31,506	33,528
2012	27,435	16,528
2013	23,529	16,770
2014	21,324	15,924
Thereafter	30,277	31,951

	$167,506	$147,310

Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $43.3 million in 2009, $42.8 million in 2008 and $37.2 million in 2007. Royalty expense, including production royalties, was $230.5 million in 2009, $259.2 million in 2008 and $204.7 million in 2007.

As of December 31, 2009, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $63.8 million.

21.	Guarantees

On December 31, 2005, the Company sold the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia to Magnum Coal Company (“Magnum”) under the Purchase and Sale Agreement (the “Purchase Agreement”). The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations related to the properties the Company sold to Magnum. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At December 31, 2009, the Company had $91.6 million of surety bonds related to properties sold to Magnum. Patriot Coal Corporation acquired Magnum in July 2008, and, as a result, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.

Magnum also acquired certain coal supply contracts with customers who did not consent to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at December 31, 2009, the cost of purchasing 13.0 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $423.4 million, and the cost of purchasing 2.6 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $52.8 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $2.6 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the consolidated financial statements as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $41.8 million at December 31, 2009, which is not recorded as a liability in the Company’s consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

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

Operating segment results for the years ended December 31, 2009, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The presentation of segments’ total assets below has changed from what was previously presented. The presentation was previously based on the amounts reflected in the accounts of the respective organizations. The amounts below reflect, for all periods presented, total assets used in the Company’s return-on-assets calculation that is used as a metric in management incentive compensation plans and represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)

December 31, 2009
Coal sales	$1,205,492	$540,694	$829,895	$—	$2,576,081
Income (loss) from operations	82,341	29,722	105,241	(93,590)	123,714
Total assets	2,421,917	687,873	734,309	996,497	4,840,596
Depreciation, depletion and amortization	127,378	83,781	88,409	2,040	301,608
Amortization of acquired sales contracts, net	19,934	(311)	—	—	19,623
Capital expenditures	58,275	67,299	48,673	148,903	323,150
December 31, 2008
Coal sales	$1,162,056	$659,389	$1,162,361	$—	$2,983,806
Income (loss) from operations	109,032	121,261	296,699	(65,722)	461,270
Total assets	1,577,260	685,383	782,951	933,370	3,978,964
Depreciation, depletion and amortization	117,417	82,215	92,189	1,732	293,553
Amortization of acquired sales contracts, net	336	(1,041)	—	—	(705)
Capital expenditures	123,909	162,698	81,860	128,880	497,347
December 31, 2007
Coal sales	$1,053,516	$540,061	$820,067	$—	$2,413,644
Income (loss) from operations	126,067	102,758	72,230	(70,424)	230,631
Total assets	1,401,736	621,197	765,875	805,791	3,594,599
Depreciation, depletion and amortization	114,865	68,203	58,219	2,408	243,695
Amortization of acquired sales contracts, net	271	(1,904)	—	—	(1,633)
Capital expenditures	48,141	99,282	163,125	177,815	488,363

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Income from operations	$123,714	$461,270	$230,631
Interest expense	(105,932)	(76,139)	(74,865)
Interest income	7,622	11,854	2,600
Other non-operating expense	—	—	(2,273)

Income before income taxes	$25,404	$396,985	$156,093

24.	Quarterly Financial Information (Unaudited)

Quarterly financial data for the years ended December 31, 2009 and 2008 is summarized below:

	March 31	June 30	September 30	December 31
	(a)(b)	(b)	(b)	(b)
	(In thousands, except per share data)

2009:
Coal sales	$681,040	$554,612	$614,957	$725,472
Gross profit	60,873	18,614	54,199	50,449
Income from operations	38,572	7,309	48,338	29,495
Net income (loss)	30,572	(15,161)	25,216	1,552
Basic earnings (loss) per common share	0.21	(0.11)	0.16	0.01
Diluted earnings (loss) per common share	0.21	(0.11)	0.16	0.01

	March 31	June 30	September 30	December 31
				(a)
	(In thousands, except per share data)

2008:
Coal sales	$699,350	$785,117	$769,458	$729,881
Gross profit	111,904	144,681	129,901	120,550
Income from operations	116,724	169,224	87,930	87,392
Net income	81,421	113,271	98,027	62,492
Basic earnings per common share	0.56	0.78	0.68	0.44
Diluted earnings per common share	0.56	0.78	0.68	0.44

(a)	The Company filed for black lung excise tax refunds and recognized a refund of $11.0 million, plus interest of $10.3 million, in the fourth quarter of 2008, and recorded an adjustment for an additional $6.8 million during 2009.

(b)	The Jacobs Ranch mining complex was acquired on October 1, 2009 for $768.8 million. We expensed costs related to the acquisition of $3.4 million, $3.0 million, $0.8 million, and $6.5 million in the first, second, third and fourth quarters of 2009, respectively.

25.	Supplemental Condensed Consolidating Financial Information

Pursuant to the indenture governing the Arch Coal Inc senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes , (iii) the guarantors under the Notes, and (iv) the entities which are not guarantors under the Notes (Arch Western Resources, LLC and Arch Receivable Company, LLC):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Coal Sales	$—	$924,692	$1,651,389	$—	$2,576,081
Costs, expenses and other
Cost of coal sales	7,481	713,782	1,398,663	(49,211)	2,070,715
Depreciation, depletion and amortization	3,678	138,125	159,805	—	301,608
Amortization of acquired sales contracts, net	—	—	19,623	—	19,623
Selling, general and administrative expenses	49,672	7,504	46,563	(5,952)	97,787
Change in fair value of coal derivatives and coal trading activities, net	—	(12,056)	—	—	(12,056)
Costs related to acquisition of Jacobs Ranch	13,726	—	—	—	13,726
Other operating expense (income) net	(12,909)	(85,460)	4,170	55,163	(39,036)

	61,648	761,895	1,628,824	—	2,452,367
Income from investment in subsidiaries	165,183	—	—	(165,183)	—

Income from operations	103,535	162,797	22,565	(165,183)	123,714
Interest expense, net:
Interest expense	(92,371)	(2,442)	(70,668)	59,549	(105,932)
Interest income	14,240	720	52,211	(59,549)	7,622

	(78,131)	(1,722)	(18,457)	—	(98,310)

Income before income taxes	25,404	161,075	4,108	(165,183)	25,404
Benefit from income taxes	(16,775)	—	—	—	(16,775)

Net income	42,179	161,075	4,108	(165,183)	42,179
Less: Net income attributable to noncontrolling interest	(10)	—	—	—	(10)

Net income attributable to Arch Coal	$42,169	$161,075	$4,108	$(165,183)	$42,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Coal Sales	$937	$1,224,861	$1,758,008	$—	$2,983,806
Costs, expenses and other
Cost of coal sales	3,905	821,959	1,395,176	(37,118)	2,183,922
Depreciation, depletion and amortization	3,122	135,012	155,419	—	293,553
Amortization of acquired sales contracts, net	—	—	(705)	—	(705)
Selling, general and administrative expenses	71,094	8,662	34,502	(7,137)	107,121
Change in fair value of coal derivatives and coal trading activities, net	—	(55,093)	—	—	(55,093)
Other operating expense (income), net	(10,950)	(49,706)	10,139	44,255	(6,262)

	67,171	860,834	1,594,531	—	2,522,536
Income from investment in subsidiaries	535,452	—	—	(535,452)	—

Income from operations	469,218	364,027	163,477	(535,452)	461,270
Interest expense, net:
Interest expense	(103,642)	(5,493)	(77,757)	110,753	(76,139)
Interest income	31,409	3,735	87,463	(110,753)	11,854

	(72,233)	(1,758)	9,706	—	(64,285)

Income before income taxes	396,985	362,269	173,183	(535,452)	396,985
Provision for income taxes	41,774	—	—	—	41,774

Net income	355,211	362,269	173,183	(535,452)	355,211
Less: Net income attributable to noncontrolling interest	(881)	—	—	—	(881)

Net income attributable to Arch Coal	$354,330	$362,269	$173,183	$(535,452)	$354,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Coal Sales	$—	$872,578	$1,541,066	$—	$2,413,644
Costs, expenses and other
Cost of coal sales	11,212	722,018	1,192,348	(37,293)	1,888,285
Depreciation, depletion and amortization	2,942	103,799	136,954	—	243,695
Amortization of acquired sales contracts, net	—	—	(1,633)	—	(1,633)
Selling, general and administrative expenses	54,303	8,220	28,363	(6,440)	84,446
Change in fair value of coal derivatives and coal trading activities, net	—	(7,292)	—	—	(7,292)
Other operating expense (income), net	(17,797)	(60,775)	10,351	43,733	(24,488)

	50,660	765,970	1,366,383	—	2,183,013
Income from investment in subsidiaries	304,792	—	—	(304,792)	—

Income from operations	254,132	106,608	174,683	(304,792)	230,631
Interest expense, net:
Interest expense	(126,405)	(5,737)	(86,710)	143,987	(74,865)
Interest income	27,493	3,969	115,125	(143,987)	2,600

	(98,912)	(1,768)	28,415	—	(72,265)

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	1,227	—	(3,146)	—	(1,919)
Other non-operating expense	(354)	—	—	—	(354)

	873	—	(3,146)	—	(2,273)

Income before income taxes	156,093	104,840	199,952	(304,792)	156,093
Benefit from income taxes	(19,850)	—	—	—	(19,850)

Net income	175,943	104,840	199,952	(304,792)	175,943
Less: Net income attributable to noncontrolling interest	(1,014)	—	—	—	(1,014)

Net income attributable to Arch Coal	$174,929	$104,840	$199,952	$(304,792)	$174,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Cash and cash equivalents	$54,255	$64	$6,819	$—	$61,138
Receivables	16,339	15,574	199,457	—	231,370
Inventories	—	75,126	165,650	—	240,776
Other	28,741	101,407	23,350	—	153,498

Total current assets	99,335	192,171	395,276	—	686,782

Property, plant and equipment, net	7,783	1,809,340	1,549,063	—	3,366,186
Investment in subsidiaries	4,127,075	—	—	(4,127,075)	—
Intercompany receivables	(1,679,003)	232,076	1,446,927	—	—
Other	455,972	317,486	14,170	—	787,628

Total other assets	2,904,044	549,562	1,461,097	(4,127,075)	787,628

Total assets	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Liabilities
Accounts payable	$12,828	$41,066	$74,508	$—	$128,402
Accrued expenses	50,925	36,394	144,510	—	231,829
Income taxes	4,032	—	—	—	4,032
Current portion of long-term debt	134,012	—	133,452	—	267,464

Total current liabilities	201,797	77,460	352,470	—	631,727
Long-term debt	585,441	—	954,782	—	1,540,223
Asset retirement obligations	927	29,253	274,914	—	305,094
Accrued pension benefits	29,001	4,742	34,523	—	68,266
Accrued postretirement benefits other than pension	15,046	—	28,819	—	43,865
Accrued workers’ compensation	10,595	14,448	4,067	—	29,110
Other noncurrent liabilities	44,287	27,213	26,743	—	98,243

Total liabilities	887,094	153,116	1,676,318	—	2,716,528
Redeemable noncontrolling interest	8,962	—	—	—	8,962
Stockholders’ equity	2,115,106	2,397,957	1,729,118	(4,127,075)	2,115,106

Total liabilities and stockholders’ equity	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets
Cash and cash equivalents	$67,737	$61	$2,851	$—	$70,649
Receivables	22,517	16,179	219,776	—	258,472
Inventories	—	57,842	133,726	—	191,568
Other	62,409	101,663	21,617	—	185,689

Total current assets	152,663	175,745	377,970	—	706,378

Property, plant and equipment, net	8,645	1,301,638	1,392,800	—	2,703,083
Investment in subsidiaries	3,159,018	—	—	(3,159,018)	—
Intercompany receivables	(1,509,964)	117,091	1,392,873	—	—
Other	361,089	184,362	24,052	—	569,503

Total other assets	2,010,143	301,453	1,416,925	(3,159,018)	569,503

Total assets	$2,171,451	$1,778,836	$3,187,695	$(3,159,018)	$3,978,964

Liabilities
Accounts payable	$20,221	$52,490	$113,611	$—	$186,322
Accrued expenses	90,900	32,560	134,627	—	258,087
Income taxes	1,873	—	—	—	1,873
Current portion of long-term debt	79,197	—	134,268	—	213,465

Total current liabilities	192,191	85,050	382,506	—	659,747
Long-term debt	142,800	—	956,148	—	1,098,948
Asset retirement obligations	1,052	26,920	227,397	—	255,369
Accrued pension benefits	31,608	5,262	36,616	—	73,486
Accrued postretirement benefits other than pension	20,672	—	37,491	—	58,163
Accrued workers’ compensation	9,901	16,525	3,681	—	30,107
Other noncurrent liabilities	35,609	4,367	25,550	—	65,526

Total liabilities	433,833	138,124	1,669,389	—	2,241,346
Redeemable noncontrolling interest	8,885	—	—	—	8,885
Stockholders’ equity	1,728,733	1,640,712	1,518,306	(3,159,018)	1,728,733

Total liabilities and stockholders’ equity	$2,171,451	$1,778,836	$3,187,695	$(3,159,018)	$3,978,964

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(168,427)	$338,956	$212,451	$382,980
Investing Activities
Capital expenditures	(2,940)	(194,756)	(125,454)	(323,150)
Payments made to acquire Jacobs Ranch	(768,819)	—	—	(768,819)
Proceeds from dispositions of property, plant and equipment	—	734	91	825
Additions to prepaid royalties	—	(23,991)	(2,764)	(26,755)
Purchases of investments and advances to affiliates	(8,000)	(2,925)	—	(10,925)
Consideration paid related to prior business acquisitions	(4,767)	—	—	(4,767)
Reimbursement of deposits on equipment	—	—	3,209	3,209

Cash used in investing activities	(784,526)	(220,938)	(124,918)	(1,130,382)
Financing Activities
Proceeds from the issuance of long-term debt	584,784	—	—	584,784
Proceeds from the sale of common stock	326,452	—	—	326,452
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(85,000)	—	(815)	(85,815)
Net payments on other debt	(2,986)	—	—	(2,986)
Debt financing costs	(29,456)	—	(203)	(29,659)
Dividends paid	(54,969)	—	—	(54,969)
Issuance of common stock under incentive plans	84			84
Transactions with affiliates, net	200,562	(118,015)	(82,547)	—

Cash provided by (used in) financing activities	939,471	(118,015)	(83,565)	737,891

Increase (decrease) in cash and cash equivalents	(13,482)	3	3,968	(9,511)
Cash and cash equivalents, beginning of period	67,737	61	2,851	70,649

Cash and cash equivalents, end of period	$54,255	$64	$6,819	$61,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(176,710)	$446,029	$409,818	$679,137
Investing Activities
Capital expenditures	(3,210)	(207,530)	(286,607)	(497,347)
Proceeds from dispositions of property, plant and equipment	—	757	378	1,135
Additions to prepaid royalties	—	(19,229)	(535)	(19,764)
Purchases of investments and advances to affiliates	(3,000)	(4,466)	—	(7,466)
Consideration paid related to prior business acquisitions	(6,800)	—	—	(6,800)
Reimbursement of deposits on equipment	—	—	2,697	2,697

Cash used in investing activities	(13,010)	(230,468)	(284,067)	(527,545)
Financing Activities
Purchases of treasury stock	(53,848)	—	—	(53,848)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	45,000	—	(31,507)	13,493
Net payments on other debt	(2,907)	—	—	(2,907)
Debt financing costs	—	—	(233)	(233)
Dividends paid	(48,847)	—	—	(48,847)
Issuance of common stock under incentive plans	6,319	—	—	6,319
Transactions with affiliates, net	306,962	(215,554)	(91,408)	—

Cash provided by (used in) financing activities	252,679	(215,554)	(123,148)	(86,023)

Increase in cash and cash equivalents	62,959	7	2,603	65,569
Cash and cash equivalents, beginning of period	4,778	54	248	5,080

Cash and cash equivalents, end of period	$67,737	$61	$2,851	$70,649

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(108,607)	$134,821	$304,596	$330,810
Investing Activities
Capital expenditures	(2,776)	(338,164)	(147,423)	(488,363)
Proceeds from dispositions of property, plant and equipment	—	63,755	6,541	70,296
Additions to prepaid royalties	—	(19,181)	(532)	(19,713)
Purchases of investments and advances to affiliates	(3,650)	(1,890)	—	(5,540)
Reimbursement of deposits on equipment	—	—	18,325	18,325

Cash used in investing activities	(6,426)	(295,480)	(123,089)	(424,995)
Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	56,901	—	76,575	133,476
Net payments on other debt	(2,696)	—	—	(2,696)
Debt financing costs	—	—	(202)	(202)
Dividends paid	(38,945)	—	—	(38,945)
Issuance of common stock under incentive plans	5,109	—	—	5,109
Transactions with affiliates, net	97,169	160,649	(257,818)	—

Cash provided by (used in) financing activities	117,538	160,649	(181,445)	96,742

Increase (decrease) in cash and cash equivalents	2,505	(10)	62	2,557
Cash and cash equivalents, beginning of period	2,273	64	186	2,523

Cash and cash equivalents, end of period	$4,778	$54	$248	$5,080

Schedule II

Arch Coal, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions
	Balance at	(Reductions)	Charged to
	Beginning of	Charged to Costs	Other			Balance at
	Year	and Expenses	Accounts		Deductions(a)	End of Year
	(In thousands)

Year ended December 31, 2009
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$225	$(17)	$—		$99	$109
Current assets — supplies and inventory	12,760	1,302	—		656	13,406
Deferred income taxes	395	725	—		—	1,120
Year ended December 31, 2008
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$216	$42	$—		$33	$225
Current assets — supplies and inventory	13,500	1,548	—		2,288	12,760
Deferred income taxes	69,326	(57,973)	(3,899	)(d)	7,059	395
Year ended December 31, 2007
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$3,156	$(1,187)	$—		$1,753	$216
Current assets — supplies and inventory	15,422	555	(2,122	)(b)	355	13,500
Deferred income taxes	114,034	(38,681)	(3,603	)(c)	2,424	69,326

(a)	Reserves utilized, unless otherwise indicated.

(b)	Balance upon disposition of Mingo Logan-Ben Creek complex.

(c)	Amount includes $1.0 million related to the adoption of FIN 48, which was recorded as a reduction of the beginning balance of retained earnings and $2.6 million related to the reversal of tax benefits from the exercise of employee stock options that was recorded as paid-in capital.

(d)	Relates to the reversal of tax benefits from the exercise of employee stock options that was recorded as paid-in capital.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

Steven F. Leer
Chairman and Chief Executive Officer
March 1, 2010

Signatures	Capacity	Date

Steven F. Leer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2010

John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010

James R. Boyd	Director	March 1, 2010

Frank M. Burke	Director	March 1, 2010

John W. Eaves	President, Chief Operating Officer and Director	March 1, 2010

Patricia F. Godley	Director	March 1, 2010

Douglas H. Hunt	Director	March 1, 2010

Brian J. Jennings	Director	March 1, 2010

Thomas A. Lockhart	Director	March 1, 2010

Signatures	Capacity	Date

A. Michael Perry	Director	March 1, 2010

Robert G. Potter	Director	March 1, 2010

Theodore D. Sands	Director	March 1, 2010

Wesley M. Taylor	Director	March 1, 2010

*By:
Robert G. Jones,
Attorney-in-fact

Exhibit Index

Exhibit	Description

2.1	Purchase and Sale Agreement, dated as of December 31, 2005, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2006).
2.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of February 7, 2006, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated by reference to Exhibit 2.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
2.3	Amendment No. 2 to the Purchase and Sale Agreement, dated as of April 27, 2006, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
2.4	Amendment No. 3 to the Purchase and Sale Agreement, dated as of August 29, 2007, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
2.5	Agreement, dated as of March 27, 2008, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
2.6	Amendment No. 1 to Agreement, dated as of February 5, 2009, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
2.7	Membership Interest Purchase Agreement, dated as of March 8, 2009, by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2009).
2.8	First Amendment to Membership Interest Purchase Agreement, dated as of April 16, 2009, by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 2.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
2.9	Second Amendment to Membership Interest Purchase Agreement dated as of September 30, 2009, by and between Rio Tinto Sage LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 1, 2009).
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 5, 2006).
3.2	Arch Coal, Inc. Bylaws, as amended effective as of December 5, 2008 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2008).
4.1	Form of Rights Agreement, dated March 3, 2000 (incorporated herein by reference to Exhibit 1 to the registrant’s Current Report on Form 8-A filed on March 9, 2000).
4.2	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).
4.3	First Supplemental Indenture dated October 22, 2004 among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Arch Western Bituminous Group, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C., Triton Coal Company, LLC, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 28, 2004).
4.4	Indenture, dated as of July 31, 2009 by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2009).
4.5	Registration Rights Agreement, dated July 31, 2009, by and among Arch Coal, Inc., the subsidiary guarantors named therein and Banc of America Securities LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2009).
4.6	First Supplemental Indenture, dated as of February 8, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

Exhibit		Description

10.1		Credit Agreement, dated as of December 22, 2004, by and among Arch Coal, Inc., the Banks party thereto, PNC Bank, National Association, as administrative agent, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as co-syndication agents, and Fleet National Bank, as documentation agent (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on December 28, 2004).
10.2		First Amendment to Credit Agreement, dated as of June 23, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 27, 2006).
10.3		Second Amendment to Credit Agreement, dated as of October 3, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 6, 2006).
10.4		Third Amendment to Credit Agreement, dated as of March 6, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2009).
10.5		Fourth Amendment to Credit Agreement, dated as of August 27, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 28, 2009).
10	.6*	Employment Agreement, dated November 10, 2006, between Arch Coal, Inc. and Steven F. Leer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2006).
10	.7*	Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (other than Steven F. Leer) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2006).
10.8		Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).
10.9		Federal Coal Lease dated as of June 24, 1993 between the U.S. Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.10		Federal Coal Lease between the U.S. Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.11		Federal Coal Lease dated as of July 19, 1997 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.12		Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.13		Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.14		Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit		Description

10.15		Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.16		Federal Coal Lease dated as of October 1, 1999 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.17		Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on February 10, 2005).
10.18		Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.19		Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.20		State Coal Lease executed October 1, 2004 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company and Arch Coal, Inc., as lessees, covering a tract of land located in Seiever County, Utah (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.21		State Coal Lease executed September 1, 2000 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Canyon Fuel Company, LLC, as lessee, for lands located in Carbon County, Utah (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.22		Federal Coal Lease executed September 1, 1996 by and between the Bureau of Land Management, as lessor, and Canyon Fuel Company, LLC, as lessee, covering a tract of land known as “The North Lease” in Carbon County, Utah (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.23		State Coal Lease executed January 18, 2008 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company, as lessee, for lands located in Emery County, Utah (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.24		Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10	.25*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on February 28, 2005).
10	.26*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10	.27*	Arch Coal, Inc. 1997 Stock Incentive Plan (as amended and restated on December 5, 2008) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10	.28*	Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10	.29*	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10	.30*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10.31		Receivables Purchase Agreement, dated as of February 3, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, as issuer, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 15, 2006).

Exhibit		Description

10.32		First Amendment to Receivables Purchase Agreement, dated as of April 24, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10.33		Second Amendment to Receivables Purchase Agreement, dated as of June 23, 2006, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 27, 2006).
10.34		Third Amendment to Receivables Purchase Agreement, dated as of May 22, 2008, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 23, 2008).
10.35		Fourth Amendment to Receivables Purchase Agreement, dated as of March 31, 2009, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, the various financial institutions party thereto and PNC Bank, National Association, as administrator and as LC Bank. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10	.36*	Form of Restricted Stock Unit Contract (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).
10	.37*	Form of Non-Qualified Stock Option Agreement (for stock options granted prior to February 21, 2008) (incorporated herein by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.38*	Form of 2008 Restricted Stock Unit Contract for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.39*	Form of 2008 Non-Qualified Stock Option Agreement for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.40*	Form of Non-Qualified Stock Option Agreement (for stock options granted on or after February 21, 2008) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.41*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 23, 2009).
12.1		Computation of ratio of earnings to combined fixed charges and preference dividends.
21.1		Subsidiaries of the registrant.
23.1		Consent of Ernst & Young LLP.
23.2		Consent of Weir International, Inc.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1		Section 1350 Certification of Steven F. Leer.
32.2		Section 1350 Certification of John T. Drexler.
101		Interactive Data File (Form 10-K for the year ended December 31, 2009 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Denotes management contract or compensatory plan arrangements.