Form 10-Q
period 2010-03-31
ARCH COAL INC
filed 2010-05-10
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          At May 5, 2010 there were 162,475,801 shares of the registrant’s common stock outstanding.

Page
Part I FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
Part II OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Reserved	30
Item 5. Other Information	30
Item 6. Exhibits	30
EX-4.3
EX-10.2
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31
	2010	2009
	(unaudited)
REVENUES
Coal sales	$711,874	$681,040

COSTS, EXPENSES AND OTHER
Cost of coal sales	550,750	547,126
Depreciation, depletion and amortization	88,519	73,269
Amortization of acquired sales contracts, net	10,753	(228)
Selling, general and administrative expenses	27,166	25,114
Change in fair value of coal derivatives and coal trading activities, net	5,877	(528)
Costs related to acquisition of Jacobs Ranch	—	3,350
Other operating income, net	(3,391)	(5,635)

	679,674	642,468

Income from operations	32,200	38,572

Interest expense, net:
Interest expense	(35,083)	(20,018)
Interest income	338	6,468

	(34,745)	(13,550)

Income (loss) before income taxes	(2,545)	25,022
Benefit from income taxes	(775)	(5,550)

Net income (loss)	(1,770)	30,572
Less: Net (income) loss attributable to noncontrolling interest	(26)	7

Net income (loss) attributable to Arch Coal, Inc.	$(1,796)	$30,579

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$(0.01)	$0.21
Diluted earnings (loss) per common share	$(0.01)	$0.21

Basic weighted average shares outstanding	162,372	142,789
Diluted weighted average shares outstanding	162,372	142,848

Dividends declared per common share	$0.09	$0.09
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,374	$61,138
Trade accounts receivable	238,770	190,738
Other receivables	31,178	40,632
Inventories	243,158	240,776
Prepaid royalties	42,090	21,085
Deferred income taxes	3,265	—
Coal derivative assets	14,801	18,807
Other	106,776	113,606

Total current assets	730,412	686,782

Property, plant and equipment, net	3,306,175	3,366,186

Other assets:
Prepaid royalties	82,358	86,622
Goodwill	113,701	113,701
Deferred income taxes	344,040	354,869
Equity investments	99,924	87,268
Other	136,676	145,168

Total other assets	776,699	787,628

Total assets	$4,813,286	$4,840,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,243	$128,402
Coal derivative liabilities	2,820	2,244
Deferred income taxes	—	5,901
Accrued expenses and other current liabilities	196,177	227,716
Current maturities of debt and short-term borrowings	243,398	267,464

Total current liabilities	591,638	631,727

Long-term debt	1,540,289	1,540,223
Asset retirement obligations	311,130	305,094
Accrued pension benefits	69,277	68,266
Accrued postretirement benefits other than pension	45,095	43,865
Accrued workers’ compensation	27,990	29,110
Other noncurrent liabilities	113,735	98,243

Total liabilities	2,699,154	2,716,528

Redeemable noncontrolling interest	8,990	8,962

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 163,960 shares and 163,953 shares, respectively	1,643	1,643
Paid-in capital	1,724,999	1,721,230
Treasury stock, 1,512 shares at March 31, 2010 and December 31, 2009, at cost	(53,848)	(53,848)
Retained earnings	449,515	465,934
Accumulated other comprehensive loss	(17,167)	(19,853)

Total stockholders’ equity	2,105,142	2,115,106

Total liabilities and stockholders’ equity	$4,813,286	$4,840,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,770)	$30,572
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	88,519	73,269
Amortization of acquired sales contracts, net	10,753	(228)
Prepaid royalties expensed	6,599	9,461
Loss (gain) on dispositions of property, plant and equipment	17	(54)
Employee stock-based compensation	3,684	3,520
Changes in:
Receivables	(37,013)	(9,005)
Inventories	(2,382)	(14,202)
Coal derivative assets and liabilities	5,547	11,298
Accounts payable, accrued expenses and other current liabilities	(6,844)	(37,891)
Deferred income taxes	150	(14,440)
Other	26,071	4,827

Cash provided by operating activities	93,331	57,127

INVESTING ACTIVITIES
Capital expenditures	(31,975)	(191,886)
Proceeds from dispositions of property, plant and equipment	95	214
Purchases of investments and advances to affiliates	(10,071)	(5,881)
Additions to prepaid royalties	(23,340)	(20,315)
Reimbursement of deposits on equipment	—	3,209

Cash used in investing activities	(65,291)	(214,659)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(19,324)	137,265
Net payments on other debt	(4,742)	(5,363)
Debt financing costs	(200)	(4,449)
Dividends paid	(14,623)	(12,862)
Issuance of common stock under incentive plans	85	58

Cash provided by (used in) financing activities	(38,804)	114,649

Decrease in cash and cash equivalents	(10,764)	(42,883)
Cash and cash equivalents, beginning of period	61,138	70,649

Cash and cash equivalents, end of period	$50,374	$27,766

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s consolidated financial statements.
3. Property Transactions
     On March 18, 2010, the Company was awarded a Montana state coal lease for the Otter Creek tracts for a price of $85.8 million. Arch now controls approximately 1.5 billion tons of coal reserves in Montana’s Otter Creek area, including a coal lease secured in November 2009. The Company believes these Northern PRB reserves will help the Company competitively serve U.S. power producers, supply additional coal for export to Asian markets or potentially house the site of a future coal-conversion facility.
     The Company has entered into other non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due. These payments under such agreements are capitalized as a cost of the underlying mineral reserves. Annual payments under these arrangements, including the payment under the new Otter Creek lease due in April 2010, will be $109.2 million in 2010 and $23.4 million in 2011, 2012, 2013 and 2014.
4. Healthcare Reform Legislation
     On March 23,2010, the Patient Protection and Affordable Care Act (PPACA) and a companion bill, the Health Care and Education Reconciliation Act of 2010, (collectively, the Acts) were signed into law which requires a minimum level of health care coverage for individuals and requires that employers provide a minimum level of coverage for full-time employees or pay penalties. Some of the plan coverage requirements that will have an impact on the Company’s costs include bans on exclusions for pre-existing conditions, extension of dependent coverage through age 26, mandatory coverage of preventative services and the elimination of lifetime dollar limits for covered individuals. The Acts also provide for an excise tax of 40% on high-cost health care plans. The Acts also addressed workers’ compensation programs for pneumoconiosis (occupational disease), extending the period of time during which miners can file claims and providing benefit payments to surviving spouses.
     Certain coverage provisions do not go into effect until 2014, and the excise tax will begin in 2018, but there are a number of dependent coverage and insurance market reforms that will take effect immediately. Full implementation of the Acts will run through 2020. The Company is currently evaluating the Acts to determine whether there are changes that will be required to be made to its employee benefit plans. The Company expects that federal agencies will continue to develop guidance for complying with Acts. We don’t believe that the coverage standards will have a significant impact on future healthcare benefits that the Company provides for eligible active and retired employees or on projected occupational disease benefits, however, until further implementation guidance is provided, it is not reasonably possible to estimate the full extent of the Acts.
5. Fair Value Measurements
     The hierarchy of fair value measurements prioritizes the inputs to valuation techniques used to measure fair value. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange.

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in equity securities	$3,404	$3,355	$—	$49
Derivatives	30,952	—	21,325	9,627

Total assets	$34,356	$3,355	$21,325	$9,676

Liabilities:
Derivatives	$2,820	$2,300	$538	$(18)

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

Three Months
Ended
March 31, 2010
(In thousands)
Beginning balance	$8,217
Realized and unrealized losses recognized in earnings	(2,212)
Realized and unrealized losses recognized in other comprehensive income	(1,022)
Settlements, purchases and issuances	4,711

Ending balance	$9,694

     Net unrealized losses during the three months ended March 31, 2010 related to level 3 financial instruments held on March 31, 2010 were $1.3 million.
     Fair Value of Long-Term Debt
     At March 31, 2010 and December 31, 2009, the fair value of the Company’s senior notes and other long-term debt,

including amounts classified as current, was $1,832.6 million and $1,844.1 million, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
6. Derivatives
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 50 to 60 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At March 31, 2010, the Company had protected the price of approximately 64% of its expected purchases for fiscal year 2010 and 30% for fiscal year 2011. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 41.0 million gallons as of March 31, 2010.
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
     At March 31, 2010, the Company held derivatives for risk management purposes totaling 1.0 million tons of coal sales and 0.8 million tons of coal purchases that are expected to settle during the remainder of 2010 and 0.3 million tons of coal sales that are expected to settle in 2011.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include non-derivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 56% in the remainder of 2010 and 44% in 2011.
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

Fair Value of Derivatives
(in thousands)

	March 31, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives		Derivatives	Derivatives
Derivatives Designated as Hedging Instruments
Heating oil	$16,151	$—		$13,954	$(2,432)
Coal	3,415	(5,585)		3,075	(6,355)

Total	19,566	(5,585)		17,029	(8,787)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	32,464	(23,652)		41,544	(31,262)
Coal	7,892	(2,553)		11,459	(1,898)

Total	40,356	(26,205)		53,003	(33,160)

Total derivatives	59,922	(31,790)		70,032	(41,947)
Effect of counterparty netting	(28,970)	28,970		(39,227)	39,227

Net derivatives as classified in the balance sheet	$30,952	$(2,820)	$28,132	$30,805	$(2,720)	$28,085

Net derivatives as reflected on the balance sheets

		March 31,	December 31,
		2010	2009
Heating oil	Other current assets	$16,151	$11,998
	Accrued expenses and other current liabilities	—	(476)

Coal	Coal derivative assets	14,801	18,807
	Coal derivative liabilities	(2,820)	(2,244)

		$28,132	$28,085

     The Company had a current asset for the right to reclaim cash collateral of $11.5 million and $12.5 million at March 31, 2010 and December 31, 2009. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended March 31
(in thousands)

	Loss on Derivatives				Gain on Hedged
	Used in Fair Value			Hedged Items in	Items In Fair Value
Derivatives used in	Hedge Relationships			Fair Value Hedge	Hedge Relationships
Fair Value Hedging Relationships	2010	2009		Hedge Relationships	2010	2009
Coal	$—	$(3,188)	1	Firm commitments	$—	$3,188	1

						Gain (Loss)
						Recognized in
			Losses			Income (Ineffective
	Gain (Loss)		Reclassified from			Portion and Amount
	Recognized in OCI		OCI into Income			Excluded from
Derivatives used in	(Effective Portion)		(Effective Portion)			Effectiveness Testing)
Cash Flow Hedging Relationships	2010	2009	2010	2009		2010	2009
Heating oil	$12	$(2,865)	$(2,229)	$(12,217)	2	$—	$—
Coal sales	(401)	(1,690)	(129)	(2,984)	1	—	—
Coal purchases	902	(3,932)	(336)	—	2	—	—

Totals	$513	$(8,487)	$(2,694)	$(15,201)		$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2010	2009
Coal — unrealized	$(4,922)	$181	3

Coal — realized	$1,600	$—	4

Location in Statement of Income:

1-Coal sales

2-Cost of coal sales

3-Change in fair value of coal derivatives and coal trading activities, net

4-Other operating income, net
     During the three months ended March 31, 2010 and 2009, the Company recognized net unrealized and realized losses of $1.0 million and net unrealized and realized gains of $0.3 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
     During the next twelve months, based on fair values at March 31, 2010, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $8.9 million are expected to be reclassified from other comprehensive income into earnings.
7. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Coal	$109,768	$99,161
Repair parts and supplies, net of allowance	133,390	141,615

	$243,158	$240,776

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.8 million at March 31, 2010, and $13.4 million at December 31, 2009.

8. Debt

	March 31,	December 31,
	2010	2009
	(In thousands)
Commercial paper	$53,229	$49,453
Indebtedness to banks under credit facilities	180,900	204,000
6.75% senior notes ($950.0 million face value) due July 1, 2013	954,440	954,782
8.75% senior notes ($600.0 million face value) due August 1, 2016	585,848	585,441
Other	9,270	14,011

	1,783,687	1,807,687
Less current maturities of debt and short-term borrowings	243,398	267,464

Long-term debt	$1,540,289	$1,540,223

     The current maturities of debt and short-term borrowings includes amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.
     Amendments to agreements
     On February 24, 2010, the Company entered into an amendment to its accounts receivable securitization program revising certain terms to expand the pool of receivables included in the program. The credit facility supporting the borrowings under the program was also renewed and now expires on February 23, 2011. The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million, as limited by eligible accounts receivable.
     On March 19, 2010 the Company entered into an amendment to our $860.0 million secured revolving credit facility. The amendment enables Arch Coal to make certain intercompany loans to its subsidiary, Arch Western Resources LLC (“AWR”), without repaying the existing loan from AWR to Arch Coal.
     On March 25, 2010, the Company entered into an amendment to its commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that has been renewed and expires on April 30, 2011.
     Availability
     As of March 31, 2010 and December 31, 2009, the Company had $90.0 million and $120.0 million of borrowings outstanding under the revolving credit facility, respectively. At March 31, 2010, the Company had availability of approximately $728.0 million under the revolving credit facility. The Company had borrowings under the accounts receivable securitization program of $90.9 million at March 31, 2010 and $84.0 million at December 31, 2009. The Company also had letters of credit outstanding under the securitization program of $64.0 million as of March 31, 2010. At March 31, 2010, the Company had availability of $8.0 million under the accounts receivable securitization program.
9. Stock-Based Compensation
     During the three months ended March 31, 2010, the Company granted options to purchase approximately 0.8 million shares of common stock with a weighted average exercise price of $22.65 per share and a weighted average grant-date fair value of $9.42 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.18%, a weighted average dividend yield of 2.00% and a weighted average volatility of 57.10%. The options’ expected life is 4.43 years and the options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.
     The Company recognized stock-based compensation expense from all plans of $3.7 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$155	$120
Interest cost	144	112
Net amortization	(548)	(971)

Total occupational disease	(249)	(739)
Traumatic injury claims and assessments	1,676	1,505

Total workers’ compensation expense	$1,427	$766

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Service cost	$3,873	$3,229
Interest cost	4,121	3,659
Expected return on plan assets	(4,166)	(4,483)
Amortization of prior service cost (credit)	43	(53)
Amortization of other actuarial losses	2,405	803

Net benefit cost	$6,276	$3,155

     The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Service cost	$446	$734
Interest cost	648	929
Amortization of prior service cost (credit)	(503)	864
Amortization of other actuarial gains	(470)	(911)

Net benefit cost	$121	$1,616

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.

     The following table presents the components of comprehensive income:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Net income (loss) attributable to Arch Coal, Inc.	$(1,796)	$30,579
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	592	(171)
Unrealized gains on available-for-sale securities	9	(38)
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	362	(5,432)
Reclassifications of losses into net income	1,723	9,728

Total comprehensive income	$890	$34,666

13. Earnings per Share
     The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Income (loss) for basic earnings per share calculation:
Income (loss) allocated to common stockholders	$(1,794)	$30,546

Weighted average shares outstanding:
Basic weighted average shares outstanding	162,372	142,789
Effect of common stock equivalents under incentive plans	—	59

Diluted weighted average shares outstanding	162,372	142,848

     The effect of options to purchase 2.4 million and 1.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2010 and 2009, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The additional dilutive effect of options, restricted stock and restricted stock units totaling 0.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2010 because of the net loss for the quarter.
14. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At March 31, 2010, the Company had approximately $91.6 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at March 31, 2010, the cost of purchasing 12.7 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $330.7 million, and the cost of purchasing 2.4 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $49.1 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $2.1 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the condensed consolidated financial statements as of March 31, 2010. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $39.2 million at March 31, 2010, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three months ended March 31, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2010
Coal sales	$359,415	$132,713	$219,746	$—	$711,874
Income (loss) from operations	16,561	12,430	37,593	(34,384)	32,200
Total assets	2,358,957	683,124	740,401	1,030,804	4,813,286
Depreciation, depletion and amortization	44,621	20,370	23,174	354	88,519
Amortization of acquired sales contracts, net	10,753	—	—	—	10,753
Capital expenditures	725	13,101	11,637	6,512	31,975

Three months ended March 31, 2009
Coal sales	$311,242	$122,557	$247,241	$—	$681,040
Income (loss) from operations	31,214	(7,655)	43,551	(28,538)	38,572
Total assets	1,679,614	688,254	797,215	924,666	4,089,749
Depreciation, depletion and amortization	29,384	19,795	23,634	456	73,269
Amortization of acquired sales contracts, net	83	(311)	—	—	(228)
Capital expenditures	33,779	16,094	12,981	129,032	191,886
     A reconciliation of segment income from operations to consolidated income before income taxes is presented below.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Income from operations	$32,200	$38,572
Interest expense	(35,083)	(20,018)
Interest income	338	6,468

Income (loss) before income taxes	$(2,545)	$25,022

17. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the 8.75% senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the issuer of the notes (Arch Coal), (ii) the guarantors under the notes, and (iii) the entities which are not guarantors under the notes:

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$239,027	$472,847	$—	$711,874

Costs, expenses and other
Cost of coal sales	2,829	168,718	397,509	(18,306)	550,750
Depreciation, depletion and amortization	752	43,717	44,050	—	88,519
Amortization of acquired sales contracts, net	—	—	10,753	—	10,753
Selling, general and administrative expenses	18,643	1,806	8,403	(1,686)	27,166
Change in fair value of coal derivatives	—	5,877	—	—	5,877
Other operating (income) expense, net	(1,961)	(22,722)	1,300	19,992	(3,391)

	20,263	197,396	462,015	—	679,674
Income from investment in subsidiaries	47,267	—	—	(47,267)	—

Income from operations	27,004	41,631	10,832	(47,267)	32,200

Interest expense, net:
Interest expense	(31,432)	(579)	(18,115)	15,043	(35,083)
Interest income	1,883	89	13,409	(15,043)	338

	(29,549)	(490)	(4,706)	—	(34,745)

Income (loss) before income taxes	(2,545)	41,141	6,126	(47,267)	(2,545)
Benefit from income taxes	(775)	—	—	—	(775)

Net income (loss)	(1,770)	41,141	6,126	(47,267)	(1,770)
Less: Net income attributable to noncontrolling interest	(26)	—	—	—	(26)

Net income (loss) attributable to Arch Coal	$(1,796)	$41,141	$6,126	$(47,267)	$(1,796)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$264,790	$416,250	$—	$681,040

Costs, expenses and other
Cost of coal sales	(628)	197,957	361,372	(11,575)	547,126
Depreciation, depletion and amortization	854	33,942	38,473	—	73,269
Amortization of acquired sales contracts, net	—	—	(228)	—	(228)
Selling, general and administrative expenses	13,944	2,288	10,388	(1,506)	25,114
Change in fair value of coal derivatives	—	(528)	—	—	(528)
Costs related to acquisition of Jacobs Ranch	3,350	—	—	—	3,350
Other operating (income) expense, net	(1,416)	(18,053)	753	13,081	(5,635)

	16,104	215,606	410,758	—	642,468
Income from investment in subsidiaries	49,063	—	—	(49,063)	—

Income from operations	32,959	49,184	5,492	(49,063)	38,572

Interest expense, net:
Interest expense	(16,895)	(710)	(18,775)	16,362	(20,018)
Interest income	8,958	382	13,490	(16,362)	6,468

	(7,937)	(328)	(5,285)	—	(13,550)

Income before income taxes	25,022	48,856	207	(49,063)	25,022
Benefit from income taxes	(5,550)	—	—	—	(5,550)

Net income	30,572	48,856	207	(49,063)	30,572
Less: Net loss attributable to noncontrolling interest	7	—	—	—	7

Net income attributable to Arch Coal	$30,579	$48,856	$207	$(49,063)	$30,579

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$39,970	$64	$10,340	$—	$50,374
Receivables	16,526	12,054	241,368	—	269,948
Inventories	—	83,021	160,137	—	243,158
Other	32,073	112,924	21,935	—	166,932

Total current assets	88,569	208,063	433,780	—	730,412

Property, plant and equipment, net	7,770	1,783,027	1,515,378	—	3,306,175

Investment in subsidiaries	4,178,203	—	—	(4,178,203)	—
Intercompany receivables	(1,787,725)	304,824	1,482,901	—	—
Other	454,565	306,677	15,457	—	776,699

Total other assets	2,845,043	611,501	1,498,358	(4,178,203)	776,699

Total assets	$2,941,382	$2,602,591	$3,447,516	$(4,178,203)	$4,813,286

Liabilities and Stockholders’ Equity
Accounts payable	$14,534	$49,276	$85,433	$—	$149,243
Accrued expenses and other current liabilities	27,122	37,494	134,289	—	198,905
Deferred income taxes	92	—	—	—	92
Current maturities of debt and short-term borrowings	99,268	—	144,130	—	243,398

Total current liabilities	141,016	86,770	363,852	—	591,638

Long-term debt	585,849	—	954,440	—	1,540,289
Asset retirement obligations	755	29,837	280,538	—	311,130
Accrued pension benefits	28,501	4,913	35,863	—	69,277
Accrued postretirement benefits other than pension	16,096	—	28,999	—	45,095
Accrued workers’ compensation	10,496	14,053	3,441	—	27,990
Other noncurrent liabilities	44,537	27,051	42,147	—	113,735

Total liabilities	827,250	162,624	1,709,280	—	2,699,154
Redeemable noncontrolling interest	8,990	—	—	—	8,990
Stockholders’ equity	2,105,142	2,439,967	1,738,236	(4,178,203)	2,105,142

Total liabilities and stockholders’ equity	$2,941,382	$2,602,591	$3,447,516	$(4,178,203)	$4,813,286

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$54,255	$64	$6,819	$—	$61,138
Receivables	16,339	15,574	199,457	—	231,370
Inventories	—	75,126	165,650	—	240,776
Other	28,741	101,407	23,350	—	153,498

Total current assets	99,335	192,171	395,276	—	686,782

Property, plant and equipment, net	7,783	1,809,340	1,549,063	—	3,366,186

Investment in subsidiaries	4,127,075	—	—	(4,127,075)	—
Intercompany receivables	(1,679,003)	232,076	1,446,927	—	—
Other	455,972	317,486	14,170	—	787,628

Total other assets	2,904,044	549,562	1,461,097	(4,127,075)	787,628

Total assets	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Liabilities and Stockholders’ Equity
Accounts payable	$12,828	$41,066	$74,508	$—	$128,402
Accrued expenses and other current liabilities	50,925	36,394	144,510	—	231,829
Income taxes	4,032	—	—	—	4,032
Current maturities of debt and short-term borrowings	134,012	—	133,452	—	267,464

Total current liabilities	201,797	77,460	352,470	—	631,727

Long-term debt	585,441	—	954,782	—	1,540,223
Asset retirement obligations	927	29,253	274,914	—	305,094
Accrued pension benefits	29,001	4,742	34,523	—	68,266
Accrued postretirement benefits other than pension	15,046	—	28,819	—	43,865
Accrued workers’ compensation	10,595	14,448	4,067	—	29,110
Other noncurrent liabilities	44,287	27,213	26,743	—	98,243

Total liabilities	887,094	153,116	1,676,318	—	2,716,528
Redeemable noncontrolling interest	8,962	—	—	—	8,962
Stockholders’ equity	2,115,106	2,397,957	1,729,118	(4,127,075)	2,115,106

Total liabilities and stockholders’ equity	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(74,952)	$112,334	$55,949	$93,331

Investing Activities
Capital expenditures	(711)	(17,438)	(13,826)	(31,975)
Proceeds from dispositions of property, plant and equipment	—	21	74	95
Additions to prepaid royalties	—	(20,831)	(2,509)	(23,340)
Purchases of investments and advances to affiliates	(8,856)	(1,215)	—	(10,071)

Cash used in investing activities	(9,567)	(39,463)	(16,261)	(65,291)

Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(30,000)	—	10,676	(19,324)
Net payments on other debt	(4,742)	—	—	(4,742)
Debt financing costs	—	—	(200)	(200)
Dividends paid	(14,623)	—	—	(14,623)
Issuance of common stock under incentive plans	85	—	—	85
Transactions with affiliates, net	119,514	(72,871)	(46,643)	—

Cash provided by (used in) financing activities	70,234	(72,871)	(36,167)	(38,804)

Increase (decrease) in cash and cash equivalents	(14,285)	—	3,521	(10,764)
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138

Cash and cash equivalents, end of period	$39,970	$64	$10,340	$50,374

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(58,182)	$88,489	$26,820	$57,127

Investing Activities
Capital expenditures	(953)	(141,060)	(49,873)	(191,886)
Proceeds from dispositions of property, plant and equipment	—	214	—	214
Additions to prepaid royalties	—	(20,315)	—	(20,315)
Purchases of investments and advances to affiliates	(5,000)	(881)	—	(5,881)
Reimbursement of deposits on equipment	—	—	3,209	3,209

Cash used in investing activities	(5,953)	(162,042)	(46,664)	(214,659)

Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	170,000	—	(32,735)	137,265
Net payments on other debt	(5,363)	—	—	(5,363)
Debt financing costs	(4,449)	—	—	(4,449)
Dividends paid	(12,862)	—	—	(12,862)
Issuance of common stock under incentive plans	58	—	—	58
Transactions with affiliates, net	(123,869)	73,556	50,313	—

Cash provided by financing activities	23,515	73,556	17,578	114,649

Increase (decrease) in cash and cash equivalents	(40,620)	3	(2,266)	(42,883)
Cash and cash equivalents, beginning of period	67,737	61	2,851	70,649

Cash and cash equivalents, end of period	$27,117	$64	$585	$27,766

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from regulations relating to mine safety; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     We are one of the largest coal producers in the United States. We sell substantially all of our coal to power plants, steel mills and industrial facilities. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants, steel mills and export facilities located in the United States. We also export coal, particularly the metallurgical coal that is used in the steel industry. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel and, therefore, metallurgical coal in recent years.
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
          While the markets for steam coal remained weak during the first quarter of 2010, we estimate that coal markets in 2010 will reflect improvement over the weak domestic steam coal markets that prevailed in 2009. Year-to-date U.S. power generation increased approximately 3% through the second week in April, in response to slowly improving domestic and international economic conditions, as well as cold winter weather in most of the U.S. We estimate that U.S. steam coal demand will grow in 2010, fueled by the improving economy, as well as declining generator stockpile levels. Coal demand in Asia has begun to rebound as well, which has resulted in increased demand for U.S. metallurgical coal. We expect to sell 6 million to 7 million tons of metallurgical coal in 2010.
          As the demand for metallurgical coal pulls supply from the Eastern steam coal market, when combined with continued regulatory challenges and reserve degradation, we expect positive price improvements in 2010 in the steam coal markets as well.
          During the first quarter of 2010, we made investments to expand our reserve base in the northern Powder River Basin. In March 2010, we were awarded a state of Montana coal lease for the Otter Creek tracts for a price of $85.8 million, which was paid April 2010. With this acquisition, we now control approximately 1.5 billion tons in Montana, including a coal lease secured in November 2009.
Results of Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Summary. Our results during the first quarter of 2010, when compared to the first quarter of 2009, were influenced primarily by higher depletion, depreciation and amortization costs (including the amortization of above-market sales contracts) related to our acquisition of the Jacobs Ranch mining complex on October 1, 2009, as well as higher interest costs due to the issuance of our 8.75% senior notes issued in the third quarter of 2009 to finance the acquisition. The effect of higher sales volumes from the Jacobs Ranch acquisition partially offset the impact of these higher costs.
     Revenues. The following table summarizes information about coal sales for the three months ended March 31, 2010 and compares it with the information for the three months ended March 31, 2009:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$711,874	$681,040	$30,834	4.5%
Tons sold	37,806	30,892	6,914	22.4%
Coal sales realization per ton sold	$18.83	$22.05	$(3.22)	(14.6)%
     Coal sales increased in the first quarter of 2010 from the first quarter of 2009 primarily due to an increase in coal tons sold in the Powder River Basin region, resulting from the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the 2010 quarter as the impact on our average selling price of the higher Powder River Basin volumes offset the impact of an increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 22.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2010 and compares them with the information for the three months ended March 31, 2009:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$550,750	$547,126	$(3,624)	(0.7)%
Depreciation, depletion and amortization	88,519	73,269	(15,250)	(20.8)%
Amortization of acquired sales contracts, net	10,753	(228)	(10,981)	N/A
Selling, general and administrative expenses	27,166	25,114	(2,052)	(8.2)%
Change in fair value of coal derivatives and coal trading activities, net	5,877	(528)	(6,405)	N/A
Costs related to acquisition of Jacobs Ranch	—	3,350	3,350	100.0%
Other operating income, net	(3,391)	(5,635)	$(2,244)	(39.8)%

	$679,674	$642,468	$(37,206)	(5.8)%

     Cost of coal sales. Our cost of coal sales increased slightly in the first quarter of 2010 from the first quarter of 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact in 2009 of geology issues at our West Elk mine in the Western Bituminous region. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 22.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the first quarter of 2009, higher depreciation and amortization costs in the first quarter of 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first quarter of 2009 to the first quarter of 2010 is due primarily to compensation-related costs. In particular, in 2009, a decrease in the price of our common stock resulted in a decrease in amounts due to participants of our deferred compensation plan. The increase in these compensation-related costs was partially offset by a $1.5 million contribution commitment in the first quarter of 2009 to a company participating in the research and development of technologies for capturing carbon dioxide emissions.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. In 2010, rising coal prices resulted in unrealized losses on positions held to manage risk, but that were not designated in a hedge relationship.
     Other operating (income) expense, net. The decrease in net other operating income from the first quarter of 2009 is primarily the result of a decrease in income from outlease royalties in 2010.
     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2010 and compares it with information for the three months ended March 31, 2009:

	Three Months Ended March 31		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	30,645	23,133	7,512	32.5%
Coal sales realization per ton sold (1)	$11.64	$13.25	$(1.61)	(12.2)%
Operating margin per ton sold (2)	$0.51	$1.33	$(0.82)	(61.7)%

Western Bituminous
Tons sold (in thousands)	4,129	3,951	178	4.5%
Coal sales realization per ton sold (1)	$28.97	$28.11	$0.86	3.1%
Operating margin per ton sold (2)	$2.59	$(2.23)	$4.82	216.1%

Central Appalachia
Tons sold (in thousands)	3,032	3,808	(776)	(20.4)%
Coal sales realization per ton sold (1)	$66.29	$61.51	$4.78	7.8%
Operating margin per ton sold (2)	$11.74	$10.65	$1.09	10.2%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended March 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin, $3.17 for the Western Bituminous region and $6.19 for Central Appalachia. For the three months ended March 31, 2009, transportation costs per ton were $0.21 for the Powder River Basin, $2.90 for the Western Bituminous region and $3.43 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the first quarter of 2010 when compared with the first quarter of 2009 resulted from the acquisition of the Jacobs Ranch mining operations on October 1, 2009. Decreases in sales prices during the first quarter of 2010 when compared with the first quarter of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first quarter of 2010 decreased from the first quarter of 2009 due to the lower sales prices, partially offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts.
     Western Bituminous — In the Western Bituminous region, a soft steam coal market and a longwall move in the first quarter of 2010 kept sales volumes at levels comparable to the first quarter of 2009, when a roof fall at the West Elk complex in Colorado shut down production for 10 days. In the first half of 2009, we encountered sandstone intrusions at the West Elk mining complex that resulted in a higher ash content in the coal produced, and declining coal demand had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we reduced our production levels at the mine after the first quarter of 2009. To address any future quality issues, we are building a preparation plant at the mine, with estimated capital costs of $25 million to $30 million. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Higher per-ton operating margins in the first quarter of 2010 were the result of the West Elk quality issues in 2009. In the first quarter of 2010, we continued to mine in more favorable geologic conditions. We expect the construction of the preparation plant to be completed in the second half of 2010.
     We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels was detected in an area that was in the process of being permanently sealed off.

The increase in carbon monoxide levels is believed to have been caused by a heating event in a previously mined area. We expect the issue to take several weeks to resolve, and an estimated restart date will in part depend on the receipt of approval to re-enter the mine from the Mine Safety and Health Administration.
     Central Appalachia — The decrease in sales volumes in the first quarter of 2010, when compared with the first quarter of 2009, was due to continued weak steam coal demand, despite some improvement in metallurgical coal demand. We sold 0.9 million tons into metallurgical markets in the first quarter of 2010 compared to 0.4 million tons in the first quarter of 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations. The impact of higher per-ton realizations on our operating margins was partially offset by an increase in operating costs per ton from the first quarter of 2009. Despite substantial cost reductions, our per-ton operating costs were higher due primarily to our lower production levels.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2010 and compares it with the information for the three months ended March 31, 2009:

	Three Months Ended March 31		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(35,083)	$(20,018)	$(15,065)	(75.3)%
Interest income	338	6,468	(6,130)	(94.8)

	$(34,745)	$(13,550)	$(21,195)	(156.4)%

     The increase in net interest expense in the first quarter of 2010 compared to the first quarter of 2009 is primarily due to the issuance of the 8.75% senior notes in the third quarter of 2009, primarily to finance the acquisition of the Jacobs Ranch mining complex.
     In the first quarter of 2009, we recorded interest income of $6.1 million related to a black lung excise tax refund.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended March 31, 2010 and compares it with information for the three months ended March 31, 2009:

	Three Months Ended March 31		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Benefit from income taxes	$775	$5,550	$(4,775)	(86.0)%
     The income tax benefit for the three months ended March 31, 2010 and 2009 resulted from the allocation of the expected taxes to be recognized for the respective fiscal year, and were affected by the pretax income or loss for the quarter in relation to the expected income to be earned for the fiscal year.
Liquidity and Capital Resources
     Liquidity and capital resources
     Our primary sources of cash include sales of our coal production to customers, borrowings under our credit facilities and other financing arrangements, and debt and equity offerings to finance significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facility, accounts receivable securitization or commercial paper programs. The borrowings under these arrangements are classified as current if the underlying credit facilities expire within one year or if, based on cash projections and management plans, we do not have the intent to replace them on a long-term basis. Such plans are subject to change based on our cash needs.
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
     On March 19, 2010, we entered into an amendment to our $860.0 million secured revolving credit facility. The amendment allows for us to make intercompany loans to our subsidiary, Arch Western Resources LLC (“AWR”), without drawing down the existing loan from AWR to us. We had borrowings outstanding under the revolving credit facility of $90.0 million at March 31, 2010 and $120.0 million at December 31, 2009. At March 31, 2010, we had availability of approximately $728.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in AWR. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at March 31, 2010.
     On February 24, 2010, we entered into an amendment of our $175.0 million accounts receivable securitization program revising certain terms to expand the pool of receivables included in the program. Under the program, eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and currently expires on February 23, 2011. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. We had $90.9 million of borrowings outstanding under the program at March 31, 2010 and $84.0 million outstanding at December 31, 2009. We also had letters of credit outstanding under the securitization program of $64.0 million as of March 31, 2010. At March 31, 2010, we had $8.0 million of availability under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that has been renewed and expires on April 30, 2011. We had commercial paper outstanding of $53.2 million at March 31, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The notes are guaranteed by AWR and certain of its subsidiaries and are secured by an intercompany note from AWR to Arch Coal, Inc. The indenture under which the notes were issued contains certain restrictive covenants that limit AWR’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The notes may be redeemed as follows: at 102.250% of par for notes redeemed prior to July 1, 2010, at 101.125% of par for notes redeemed between July 1, 2010 and June 30, 2011, and 100% for notes redeemed on or after July 1, 2011.
     We have outstanding a principal amount of $600.0 million of 8.75% senior notes due on August 1, 2016. At any time on or after August 1, 2013, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015. The notes are guaranteed by most of our subsidiaries, except for AWR and its subsidiaries and Arch Receivable Company, LLC, among others.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$93,331	$57,127
Investing activities	(65,291)	(214,659)
Financing activities	(38,804)	114,649
     Cash provided by operating activities increased in the first three months of 2010 compared to the first three months of 2009, primarily as a result of our improved operating performance, excluding the effect of depreciation, depletion and amortization, and an increase in accounts payable in the first quarter of 2010, partially offset by higher interest payments in 2010 due to the issuance of the 8.75% senior notes in 2009.
     Cash used in investing activities for the first three months of 2010 was $149.4 million less in the first three months of 2009, primarily due to a $159.9 million reduction in capital expenditures. As a result of our cost containment efforts, our capital expenditures during the first quarter of 2010 of $32.0 million were the lowest during any quarter in the past six years. During the first three months of 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $11.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $30.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming.
     Cash used in financing activities was $38.8 million during the first three months of 2010, compared to cash provided by financing activities of $114.6 million during the first three months of 2009. We repaid $19.3 million under our various financing arrangements during the first quarter of 2010, compared to borrowing $137.3 million during the first quarter of 2009.
     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended
	March 31
	2010	2009
Ratio of earnings to combined fixed charges and preference dividends	0.92x	2.09x
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At March 31, 2010, based on our expected production levels and current sales commitments, we have committed all of our 2010 production, with 10 million tons not yet priced. Arch has uncommitted volumes of 65 million to 75 million tons in 2011, and uncommitted volumes of 100 million to 110 million tons in 2012, with roughly 20 million tons committed but not yet priced in both 2011 and 2012.

     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2010. With respect to our coal trading portfolio at March 31, 2010, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of our trading portfolio is 56% in the remainder of 2010 and 44% in 2011.
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
     During the first quarter of 2010, VaR ranged from under $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2010 was $0.1 million.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 50 to 60 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At March 31, 2010, the Company had protected the price of approximately 64% of its expected purchases for the remainder of fiscal year 2010 and 30% for fiscal year 2011, mostly through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At March 31, 2010, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $10.3 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2010, of our $1.79 billion principal amount of debt outstanding, $243.4 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.4 million, based on borrowing levels at March 31, 2010.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
Permit Litigation Matters
     As described in our Annual Report on Form 10-K for the year ended December 31, 2009, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers (“Corps”), allegedly in violation of the Clean Water Act and the National Environmental Policy Act.
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
          The Ohio Valley Environmental Coalition sought rehearing before the entire appellate court which was denied on May 29, 2009 and the decision was given legal effect on June 24, 2009. An appeal to the U.S. Supreme Court was then filed on August 26, 2009. The Supreme Court’s acceptance of such appeal is discretionary.
          Mingo Logan filed a motion for summary judgment with the district court on July 17, 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February decision. By a series of motions, the United States obtained extensions and stays of the obligation to respond to the motion in the wake of its letters to the Corps dated September 3 and October 16, 2009 (discussed below). By order dated April 22, 2010, the District Court stayed the case as to Mingo Logan for the shorter of either six months or the completion of the U.S. Environmental Protection Agency’s (the “EPA”) proposed action to “deny” Mingo Logan the right to use its Corps’ permit (as discussed below).

Potential EPA Prohibitions Related to Water Discharges from the Spruce Permit
     As described in our Annual Report on Form 10-K for the year ended December 31, 2009, by letter of September 3, 2009, the EPA asked the Corps of Engineers to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps of Engineers advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, EPA issued its “Proposed Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404 c of the Clean Water Act. EPA will accept comments on its proposed action, sometimes known as a “veto” proceeding, until June 1, 2010. We plan to provide comments on the action during this period. EPA also has announced that it will conduct a public hearing on its proposed “veto” on May 18, 2010. By separate action of April 2, 2010, Mingo Logan sued EPA in federal court in Washington, D.C. seeking a ruling that EPA has no authority under the Clean Water Act to “veto” an already issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)).
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
     The parties were ordered to mediate the case, and a confidential global settlement was reached on December 10, 2009. On March 23, 2010 the Panel conducted a hearing regarding the settlement agreements reached, including the global settlement. The Panel discussed the terms of the settlements and heard objections to the proposed distributions and allocations of the settlement amounts from certain individual plaintiffs and their representatives, and advised that an order as to whether the settlements would be approved would be issued within 30 days.
     On April 14, 2010, the panel notified the parties that the global settlement had been approved and the objections that had been raised were overruled. On April 20, 2010, the Panel entered an Order approving the global settlement and dismisses with prejudice all claims.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about some of the additional proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described below or in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Changes in the legal and regulatory environment, particularly in light of recent developments, could complicate or limit our business activities, increase our operating costs or result in litigation.
     The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Certain recent developments particularly may cause changes in the legal and regulatory environment in which we operate and may impact our results or increase our costs or liabilities. Such legal and regulatory environment changes may include changes in: the processes for obtaining or renewing permits; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; taxation requirements; and competition laws.
     For example, in April 2010, the EPA issued comprehensive guidance regarding the water quality standards that EPA believes should apply to certain new and renewed Clean Water Act permit applications for Appalachian surface coal mining operations. Under the EPA’s guidance, applicants seeking to obtain state and federal Clean Water Act permits for surface coal mining in Appalachia must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards. According to the EPA Administrator, the water quality standards set forth in the EPA’s guidance may be difficult for most surface mining operations to meet. Additionally, the EPA’s guidance contains requirements for the avoidance and minimization of environmental and mining impacts, consideration of the full range of potential impacts on the environment, human health and local communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. We may be required to meet these requirements in the future in order to obtain and maintain permits that are important to our Appalachian operations. We cannot give any assurance that we will be able to meet these or any other new standards.
     In response to the April 2010 explosion at Massey Energy Company’s Upper Big Branch Mine, we expect that safety matters pertaining to underground coal mining operations will be the topic of new legislation and regulation, as well as the subject of heightened enforcement efforts. For example, federal and West Virginia state authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, both federal and West Virginia state authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may increase the costs associated with obtaining or maintain permits necessary to perform our mining operations or otherwise may prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.
     Further, mining companies are entitled a tax deduction for percentage depletion, which may allow for depletion deductions in excess of the basis in the mineral reserves. The deduction is currently being reviewed by the federal government for repeal. If repealed, the inability to take a tax deduction for percentage depletion could have a material impact on our financial condition, results of operations, cash flows and future tax payments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2010, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2010. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 5, 2010, the approximate dollar value of our common stock that may yet be purchased under this program was $272.9 million.

Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
4.1
First Supplemental Indenture, dated as of February 8, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.2
Second Supplemental Indenture, dated as of March 12, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Arch Coal, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 7, 2010).

4.3	Third Supplemental Indenbture, dated as of May 7, 2010 by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

10.1
Fifth Amendment to Credit Agreement, dated as of March 19, 2010, by and among Arch Coal, Inc., the guarantors party thereto, the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 23, 2010).

10.2
Amended and Restated Receivables Purchase Agreement, dated as of February 24, 2010, by and among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., the financial institutions from time to time party thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

101
Interactive Data File (Form 10-Q for the quarter ended March 31, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer

May 10, 2010

EXHIBIT INDEX

Exhibit	Description
4.1
First Supplemental Indenture, dated as of February 8, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.2
Second Supplemental Indenture, dated as of March 12, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Arch Coal, Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 7, 2010).

4.3	Third Supplemental Indenbture, dated as of May 7, 2010 by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

10.1
Fifth Amendment to Credit Agreement, dated as of March 19, 2010, by and among Arch Coal, Inc., the guarantors party thereto, the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 23, 2010).

10.2
Amended and Restated Receivables Purchase Agreement, dated as of February 24, 2010, by and among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., the financial institutions from time to time party thereto, and PNC Bank, National Association, as Administrator and as LC Bank.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

101
Interactive Data File (Form 10-Q for the quarter ended March 31, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.