Form 10-Q
period 2010-06-30
ARCH COAL INC
filed 2010-08-06
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          At August 2, 2010 there were 162,479,414 shares of the registrant’s common stock outstanding.

Page
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

Part II OTHER INFORMATION	34
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Reserved	36
Item 5. Other Information	36
Item 6. Exhibits	38
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
		(unaudited)
REVENUES
Coal sales	$764,295	$554,612	$1,476,169	$1,235,652

COSTS, EXPENSES AND OTHER
Cost of coal sales	570,861	467,521	1,121,611	1,014,647
Depreciation, depletion and amortization	87,759	68,419	176,278	141,688
Amortization of acquired sales contracts, net	5,214	58	15,967	(170)
Selling, general and administrative expenses	35,344	21,627	62,510	46,741
Change in fair value of coal derivatives and coal trading activities, net	4,587	(6,458)	10,464	(6,986)
Gain on Knight Hawk transaction	(41,577)	—	(41,577)	—
Costs related to acquisition of Jacobs Ranch	—	3,025	—	6,375
Other operating income, net	(4,392)	(6,889)	(7,783)	(12,524)

	657,796	547,303	1,337,470	1,189,771

Income from operations	106,499	7,309	138,699	45,881

Interest expense, net:
Interest expense	(35,125)	(20,657)	(70,208)	(40,675)
Interest income	623	417	961	6,885

	(34,502)	(20,240)	(69,247)	(33,790)

Income (loss) before income taxes	71,997	(12,931)	69,452	12,091
Provision for (benefit from) income taxes	5,723	2,230	4,948	(3,320)

Net income (loss)	66,274	(15,161)	64,504	15,411
Less: Net (income) loss attributable to noncontrolling interest	(118)	35	(144)	42

Net income (loss) attributable to Arch Coal, Inc	$66,156	$(15,126)	$64,360	$15,453

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$0.41	$(0.11)	$0.40	$0.11
Diluted earnings (loss) per common share	$0.41	$(0.11)	$0.40	$0.11

Basic weighted average shares outstanding	162,388	142,815	162,380	142,802
Diluted weighted average shares outstanding	163,130	142,815	163,105	142,924

Dividends declared per common share	$0.10	$0.09	$0.19	$0.18
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,966	$61,138
Trade accounts receivable	243,567	190,738
Other receivables	33,221	40,632
Inventories	238,317	240,776
Prepaid royalties	49,441	21,085
Deferred income taxes	20,937	—
Coal derivative assets	14,598	18,807
Other	88,094	113,606

Total current assets	745,141	686,782

Property, plant and equipment, net	3,346,294	3,366,186

Other assets:
Prepaid royalties	65,683	86,622
Goodwill	113,701	113,701
Deferred income taxes	335,412	354,869
Equity investments	150,136	87,268
Other	134,173	145,168

Total other assets	799,105	787,628

Total assets	$4,890,540	$4,840,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,965	$128,402
Coal derivative liabilities	7,570	2,244
Deferred income taxes	—	5,901
Accrued expenses and other current liabilities	226,365	227,716
Current maturities of debt and short-term borrowings	243,660	267,464

Total current liabilities	635,560	631,727

Long-term debt	1,540,363	1,540,223
Asset retirement obligations	317,257	305,094
Accrued pension benefits	67,252	68,266
Accrued postretirement benefits other than pension	45,441	43,865
Accrued workers’ compensation	27,676	29,110
Other noncurrent liabilities	95,559	98,243

Total liabilities	2,729,108	2,716,528

Redeemable noncontrolling interest	9,993	8,962

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 163,963 shares and 163,953 shares, respectively	1,643	1,643
Paid-in capital	1,728,806	1,721,230
Treasury stock, 1,512 shares at June 30, 2010 and December 31, 2009, at cost	(53,848)	(53,848)
Retained earnings	499,423	465,934
Accumulated other comprehensive loss	(24,585)	(19,853)

Total stockholders’ equity	2,151,439	2,115,106

Total liabilities and stockholders’ equity	$4,890,540	$4,840,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income	$64,504	$15,411
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	176,278	141,688
Amortization of acquired sales contracts, net	15,967	(170)
Prepaid royalties expensed	16,048	17,173
Gain on Knight Hawk transaction	(41,577)	—
Gain on dispositions of property, plant and equipment	(111)	(286)
Employee stock-based compensation	7,439	6,901
Changes in:
Receivables	(44,057)	60,982
Inventories	2,458	(49,260)
Coal derivative assets and liabilities	11,631	16,830
Accounts payable, accrued expenses and other current liabilities	32,060	(51,760)
Deferred income taxes	(4,719)	(5,751)
Other	23,434	8,433

Cash provided by operating activities	259,355	160,191

INVESTING ACTIVITIES
Capital expenditures	(171,958)	(246,562)
Proceeds from dispositions of property, plant and equipment	229	715
Purchases of investments and advances to affiliates	(14,249)	(9,463)
Additions to prepaid royalties	(23,466)	(22,524)
Reimbursement of deposits on equipment	—	3,209

Cash used in investing activities	(209,444)	(274,625)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(15,555)	134,349
Net payments on other debt	(8,249)	(9,763)
Debt financing costs	(437)	(4,574)
Dividends paid	(30,870)	(25,725)
Issuance of common stock under incentive plans	137	58
Contribution from noncontrolling interest	891	—

Cash provided by (used in) financing activities	(54,083)	94,345

Decrease in cash and cash equivalents	(4,172)	(20,089)
Cash and cash equivalents, beginning of period	61,138	70,649

Cash and cash equivalents, end of period	$56,966	$50,560

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
3. Knight Hawk Transaction
     In the second quarter of 2010, the Company exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk Holdings, LLC (“Knight Hawk”), increasing the Company’s ownership to 42%. The Company recognized a gain of $41.6 million on the transaction, representing the difference between the fair value and the $12.1 million net book value of the coal reserves, adjusted for the Company’s retained ownership interest in the reserves through its investment in Knight Hawk.
4. Property Transactions
     On March 18, 2010, the Company was awarded a Montana state coal lease for the Otter Creek tracts for a price of $85.8 million. Arch now controls approximately 1.5 billion tons of coal reserves in Montana’s Otter Creek area, including a coal lease secured in November 2009. The Company believes these Northern Powder River Basin reserves will help the Company competitively serve U.S. power producers and supply additional coal for export to Asian markets or that they could serve as the location of future coal-conversion facility.
     Payments under this, and other non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due, are capitalized as a cost of the underlying mineral reserves. As of June 30, 2010, the Company had paid $93.1 million of its 2010 payments due under these agreements, including the Otter Creek lease, and will make a payment of $16.1 million in the fourth quarter. Future annual payments under these arrangements will be $23.4 million in 2011, 2012 and 2013 and $7.3 million in 2014.
5. Fair Value Measurements
     The hierarchy of fair value measurements prioritizes the inputs to valuation techniques used to measure fair value. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
•	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities and coal futures that are submitted for clearing on the New York Mercantile Exchange.

•	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are not observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
Assets:
Investments in equity securities	$2,864	$2,837	$—	$27
Derivatives	24,022	—	17,293	6,729

Total assets	$26,886	$2,837	$17,293	$6,756

Liabilities:
Derivatives	$7,570	$4,285	$3,932	$(647)

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
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(In thousands)
Balance, beginning of period	$9,694	$8,217
Realized and unrealized losses recognized in earnings	(3,164)	(5,376)
Realized and unrealized losses recognized in other comprehensive income	(5,097)	(6,119)
Settlements, purchases and issuances	5,970	10,681

Balance, end of period	$7,403	$7,403

     Net unrealized losses during the three and six month periods ended June 30, 2010 related to level 3 financial instruments held on June 30, 2010 were $6.3 million and $7.2 million, respectively.
  Fair Value of Long-Term Debt
     At June 30, 2010 and December 31, 2009, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,821.5 million and $1,844.1 million, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 50 million to 60 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At June 30, 2010, the Company had protected the price of approximately 65% of its remaining expected purchases for fiscal year 2010 and 54% for fiscal year 2011.
     At June 30, 2010, the Company held heating oil swaps and purchased call options for approximately 56.5 million gallons for the purpose of managing the price risk associated with future diesel purchases. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting.
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
     At June 30, 2010, the Company held derivatives for risk management purposes totaling 1.6 million tons of coal sales and 1.4 million tons of coal purchases that are expected to settle during the remainder of 2010 and 1.0 million tons of coal sales and 0.1 million tons of coal purchases that are expected to settle in 2011.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include non-derivative contracts in its trading portfolio. The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 46% in the remainder of 2010 and 54% in 2011.

     Tabular derivatives disclosures
     The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. The amounts shown in the table below represent the fair value position of individual contracts, regardless of the net position presented in the accompanying condensed consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying condensed consolidated balance sheets are as follows:
Fair Value of Derivatives
(in thousands)

	June 30, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives		Derivatives	Derivatives
Derivatives Designated as Hedging Instruments
Heating oil	$9,552	$(128)		$13,954	$(2,432)
Coal	5,666	(6,756)		3,075	(6,355)

Total	15,218	(6,884)		17,029	(8,787)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	31,916	(25,670)		41,544	(31,262)
Coal	5,023	(3,151)		11,459	(1,898)

Total	36,939	(28,821)		53,003	(33,160)

Total derivatives	52,157	(35,705)		70,032	(41,947)
Effect of counterparty netting	(28,135)	28,135		(39,227)	39,227

Net derivatives as classified in the balance sheet	$24,022	$(7,570)	$16,452	$30,805	$(2,720)	$28,085

Net derivatives as reflected on the balance sheets

		June 30,	December 31,
		2010	2009
Heating oil
	Other current assets	$9,424	$11,998
	Accrued expenses and other current liabilities	—	(476)

Coal
	Coal derivative assets	14,598	18,807
	Coal derivative liabilities	(7,570)	(2,244)

		$16,452	$28,085

     The Company had a current asset for the right to reclaim cash collateral of $10.1 million and $12.5 million at June 30, 2010 and December 31, 2009, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended June 30
(in thousands)

	Gain on Derivatives			Hedged Items in	Loss on Hedged
Derivatives used in	Used in Fair Value			Fair Value Hedge	Items In Fair Value
Fair Value Hedging Relationships	Hedge Relationships			Hedge Relationships	Hedge Relationships
	2010	2009			2010	2009
Coal	$—	$1,604	[1]	Firm commitments	$—	$(1,604)	1

						Gain (Loss)
						Recognized in
			Gains (Losses)			Income (Ineffective
	Gain (Loss)		Reclassified from			Portion and Amount
	Recognized in OCI		OCI into Income			Excluded from
Derivatives used in	(Effective Portion)		(Effective Portion)			Effectiveness Testing)
Cash Flow Hedging Relationships	2010	2009	2010	2009		2010	2009
Heating oil	$(8,572)	$11,604	$1,925	$(14,367	) [2]	$—	$—
Coal sales	(7,237)	374	(1,201)	—	[1]	—	—
Coal purchases	7,167	(570)	—	(5,440	) [2]	—	—

Totals	$(8,642)	$11,408	$724	$(19,807)		$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2010	2009
Coal – unrealized	$(3,466)	$507	[3]

Coal – realized	$1,252	$—	[4]

Location in Statement of Income:

1-	Coal sales

2-	Cost of coal sales

3-	Change in fair value of coal derivatives and coal trading activities, net

4-	Other operating income, net
     During the three months ended June 30, 2010 and 2009, the Company recognized net unrealized and realized losses of $1.1 million and net unrealized and realized gains of $6.0 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
Six Months Ended June 30
(in thousands)

	Loss on Derivatives			Hedged Items in	Gain on Hedged
Derivatives used in	Used in Fair Value			Fair Value Hedge	Items In Fair Value
Fair Value Hedging Relationships	Hedge Relationships			Hedge Relationships	Hedge Relationships
	2010	2009			2010	2009
Coal	$—	$(1,584	) [1]	Firm commitments	$—	$1,584	[1]

						Gain (Loss)
						Recognized in
			Losses			Income (Ineffective
	Gain (Loss)		Reclassified from			Portion and Amount
	Recognized in OCI		OCI into Income			Excluded from
Derivatives used in	(Effective Portion)		(Effective Portion)			Effectiveness Testing)
Cash Flow Hedging Relationships	2010	2009	2010	2009		2010	2009
Heating oil	$(8,560)	$8,739	$(304)	$(26,584	) [2]	$—	$—
Coal sales	(7,638)	(1,316)	(1,330)	(2,984	) [1]	—	—
Coal purchases	8,069	(4,502)	(336)	(5,440	) [2]	—	—

Totals	$(8,129)	$2,921	$(1,970)	$(35,008)		$—	$—

Derivatives Not Designated as	Gain (Loss)
Hedging Instruments	2010	2009
Coal – unrealized	$(8,388)	$688	[3]

Coal -realized	$2,852	$—	[4]

Location in Statement of Income:

1-	Coal sales

2-	Cost of coal sales

3-	Change in fair value of coal derivatives and coal trading activities, net

4-	Other operating income, net
     During the six months ended June 30, 2010 and 2009, the Company recognized net unrealized and realized losses of $2.1 million and net unrealized and realized gains of $6.3 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
     During the next twelve months, based on fair values at June 30, 2010, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $5.4 million are expected to be reclassified from other comprehensive income into earnings.
7. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Coal	$110,182	$99,161
Repair parts and supplies, net of allowance	128,135	141,615

	$238,317	$240,776

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $14.2 million at June 30, 2010, and $13.4 million at December 31, 2009.

8. Debt

	June 30,	December 31,
	2010	2009
	(In thousands)
Commercial paper	$61,998	$49,453
Indebtedness to banks under credit facilities	175,900	204,000
6.75% senior notes ($950.0 million face value) due July 1, 2013	954,098	954,782
8.75% senior notes ($600.0 million face value) due August 1, 2016	586,265	585,441
Other	5,762	14,011

	1,784,023	1,807,687
Less current maturities of debt and short-term borrowings	243,660	267,464

Long-term debt	$1,540,363	$1,540,223

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
     On March 19, 2010 the Company entered into an amendment to its $860.0 million secured revolving credit facility. The amendment enables Arch Coal to make certain intercompany loans to its subsidiary, Arch Western Resources LLC (“AWR”), without repaying the existing loan from AWR to Arch Coal.
     On March 25, 2010, the Company entered into an amendment to its commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that has been renewed and expires on April 30, 2011.
     Availability
     As of June 30, 2010 and December 31, 2009, the Company had $65.0 million and $120.0 million, respectively, of borrowings outstanding under the revolving credit facility. At June 30, 2010, the Company had availability of approximately $795.0 million under the revolving credit facility. The Company had borrowings under the accounts receivable securitization program of $110.9 million and $84.0 million at June 30, 2010 and December 31, 2009, respectively. The Company also had letters of credit outstanding under the accounts receivable securitization program of $64.0 million as of June 30, 2010. At June 30, 2010, the Company had no availability under the accounts receivable securitization program.
9. Stock-Based Compensation
     During the six months ended June 30, 2010, the Company granted options to purchase approximately 0.8 million shares of common stock with a weighted average exercise price of $22.66 per share and a weighted average grant-date fair value of $9.44 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.18%, a weighted average dividend yield of 2.00% and a weighted average volatility of 57.09%. The options’ expected life is 4.5 years and the options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.
     The Company recognized stock-based compensation expense from all plans of $3.7 million and $3.4 million for the three months ended June 30, 2010 and 2009, respectively, and $7.4 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$208	$145	$363	$265
Interest cost	194	167	338	279
Net amortization	(382)	(469)	(930)	(1,440)

Total occupational disease	20	(157)	(229)	(896)
Traumatic injury claims and assessments	2,244	2,047	3,920	3,552

Total workers’ compensation expense	$2,264	$1,890	$3,691	$2,656

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Service cost	$4,062	$3,493	$7,935	$6,722
Interest cost	3,790	4,303	7,911	7,962
Expected return on plan assets	(5,530)	(4,377)	(9,696)	(8,860)
Amortization of prior service cost	43	150	86	97
Amortization of other actuarial gains and losses	1,161	1,180	3,566	1,983
Curtailments	—	586	—	586

	$3,526	$5,335	$9,802	$8,490

     The following table details the components of other postretirement benefit costs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Service cost	$308	$897	$754	$1,631
Interest cost	394	1,088	1,042	2,017
Amortization of prior service cost (credit)	(679)	1,026	(1,182)	1,890
Amortization of other actuarial gains and losses	(989)	(795)	(1,459)	(1,706)

	$(966)	$2,216	$(845)	$3,832

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table presents the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Net income (loss) attributable to Arch Coal, Inc.	$66,156	$(15,126)	$64,360	$15,453
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	(536)	962	56	791
Unrealized losses on available-for-sale securities	(925)	(56)	(916)	(94)
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	(5,451)	7,302	(5,089)	1,870
Reclassifications of (gains) losses into net income	(506)	12,677	1,217	22,405

Total comprehensive income	$58,738	$5,759	$59,628	$40,425

13. Earnings per Share
     The following table provides the basis for earnings per share calculations by presenting the income available to common stockholders of the Company and by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Income (loss) for basic earnings per share calculation:
Net income (loss) allocated to common stockholders	$66,109	$(15,109)	$64,313	$15,436

Weighted average shares outstanding:
Basic weighted average shares outstanding	162,388	142,815	162,380	142,802
Effect of common stock equivalents under incentive plans	742	—	725	122

Diluted weighted average shares outstanding	163,130	142,815	163,105	142,924

     The effect of options to purchase 2.4 million and 1.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three and six month periods ended June 30, 2010 and 2009, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The additional dilutive effect of options, restricted stock and restricted stock units totaling 2.5 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended June 30, 2009 because of the net loss for the quarter.
14. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At June 30, 2010, the Company had approximately $91.6 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.

     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at June 30, 2010, the cost of purchasing 12.4 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $336.7 million, and the cost of purchasing 2.1 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $43.5 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $1.6 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the condensed consolidated financial statements as of June 30, 2010. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $36.5 million at June 30, 2010, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three and six month periods ended June 30, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2010
Coal sales	$370,499	$132,150	$261,646	$—	$764,295
Income from operations	33,177	13,876	54,079	5,367	106,499
Depreciation, depletion and amortization	44,433	18,390	24,581	355	87,759
Amortization of acquired sales contracts, net	5,214	—	—	—	5,214
Capital expenditures	3,725	20,703	12,972	102,583	139,983

Three months ended June 30, 2009
Coal sales	$268,558	$112,081	$173,973	$—	$554,612
Income (loss) from operations	18,093	(4,457)	12,282	(18,609)	7,309
Depreciation, depletion and amortization	27,637	18,879	21,416	487	68,419
Amortization of acquired sales contracts, net	58	—	—	—	58
Capital expenditures	8,092	27,412	17,548	1,624	54,676

Six months ended June 30, 2010
Coal sales	$729,914	$264,863	$481,392	$—	$1,476,169
Income (loss) from operations	49,738	26,306	91,672	(29,017)	138,699
Total assets	2,331,449	682,565	725,588	1,150,938	4,890,540
Depreciation, depletion and amortization	89,054	38,760	47,755	709	176,278
Amortization of acquired sales contracts, net	15,967	—	—	—	15,967
Capital expenditures	4,450	33,804	24,609	109,095	171,958

Six months ended June 30, 2009
Coal sales	$579,800	$234,638	$421,214	$—	$1,235,652
Income (loss) from operations	49,307	(12,112)	55,833	(47,147)	45,881
Total assets	1,658,045	709,319	784,199	877,434	4,028,997
Depreciation, depletion and amortization	57,021	38,674	45,050	943	141,688
Amortization of acquired sales contracts, net	141	(311)	—	—	(170)
Capital expenditures	41,871	43,506	30,529	130,656	246,562
     A reconciliation of segment income from operations to consolidated income before income taxes is presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Income from operations	$106,499	$7,309	$138,699	$45,881
Interest expense	(35,125)	(20,657)	(70,208)	(40,675)
Interest income	623	417	961	6,885

Income (loss) before income taxes	$71,997	$(12,931)	$69,452	$12,091

17. Subsequent Event
     On August 2, 2010, the Company announced the offering of $500.0 million aggregate principal amount of 7.25% senior notes, due in 2020, at an issue price of 100% of the principal amount. The Company intends to use the net proceeds from the offering and cash on hand to fund the repurchase or redemption of $500.0 million aggregate principal amount of its outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%.

18. Supplemental Condensed Consolidating Financial Information
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

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$282,817	$481,478	$—	$764,295

Costs, expenses and other
Cost of coal sales	2,148	193,243	396,568	(21,098)	570,861
Depreciation, depletion and amortization	725	46,941	40,093	—	87,759
Amortization of acquired sales contracts, net	—	—	5,214	—	5,214
Selling, general and administrative expenses	23,251	1,836	12,006	(1,749)	35,344
Change in fair value of coal derivatives and coal trading activities, net	—	4,587	—	—	4,587
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(2,818)	(26,202)	1,781	22,847	(4,392)

	23,306	178,828	455,662	—	657,796
Income from investment in subsidiaries	126,555	—	—	(126,555)	—

Income from operations	103,249	103,989	25,816	(126,555)	106,499

Interest expense, net:
Interest expense	(33,524)	(780)	(18,387)	17,566	(35,125)
Interest income	2,272	75	15,842	(17,566)	623

	(31,252)	(705)	(2,545)	—	(34,502)

Income before income taxes	71,997	103,284	23,271	(126,555)	71,997
Provision for income taxes	5,723	—	—	—	5,723

Net income	66,274	103,284	23,271	(126,555)	66,274
Less: Net income attributable to noncontrolling interest	(118)	—	—	—	(118)

Net income attributable to Arch Coal	$66,156	$103,284	$23,271	$(126,555)	$66,156

Condensed Consolidating Statements of Income
Three Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$193,805	$360,807	$—	$554,612

Costs, expenses and other
Cost of coal sales	2,123	155,315	320,295	(10,212)	467,521
Depreciation, depletion and amortization	903	31,190	36,326	—	68,419
Amortization of acquired sales contracts, net	—	—	58	—	58
Selling, general and administrative expenses	13,536	1,669	7,763	(1,341)	21,627
Change in fair value of coal derivatives and coal trading activities, net	—	(6,458)	—	—	(6,458)
Costs related to acquisition of Jacobs Ranch	3,025	—	—	—	3,025
Other operating income, net	(330)	(18,006)	(106)	11,553	(6,889)

	19,257	163,710	364,336	—	547,303

Income from investment in subsidiaries	22,504	—	—	(22,504)	—

Income (loss) from operations	3,247	30,095	(3,529)	(22,504)	7,309

Interest expense, net:
Interest expense	(18,139)	(495)	(16,550)	14,527	(20,657)
Interest income	1,961	128	12,855	(14,527)	417

	(16,178)	(367)	(3,695)	—	(20,240)

Income (loss) before income taxes	(12,931)	29,728	(7,224)	(22,504)	(12,931)
Provision for income taxes	2,230	—	—	—	2,230

Net income (loss)	(15,161)	29,728	(7,224)	(22,504)	(15,161)
Less: Net loss attributable to noncontrolling interest	35	—	—	—	35

Net income (loss) attributable to Arch Coal	$(15,126)	$29,728	$(7,224)	$(22,504)	$(15,126)

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$521,845	$954,324	$—	$1,476,169

Costs, expenses and other
Cost of coal sales	4,976	361,961	794,079	(39,405)	1,121,611
Depreciation, depletion and amortization	1,476	90,659	84,143	—	176,278
Amortization of acquired sales contracts, net	—	—	15,967	—	15,967
Selling, general and administrative expenses	41,894	3,642	20,409	(3,435)	62,510
Change in fair value of coal derivatives and coal trading activities, net	—	10,464	—	—	10,464
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(4,778)	(48,924)	3,079	42,840	(7,783)

	43,568	376,225	917,677	—	1,337,470

Income from investment in subsidiaries	173,820	—	—	(173,820)	—

Income from operations	130,252	145,620	36,647	(173,820)	138,699

Interest expense, net:
Interest expense	(64,955)	(1,359)	(36,503)	32,609	(70,208)
Interest income	4,155	164	29,251	(32,609)	961

	(60,800)	(1,195)	(7,252)	—	(69,247)

Income before income taxes	69,452	144,425	29,395	(173,820)	69,452
Provision for income taxes	4,948	—	—	—	4,948

Net income	64,504	144,425	29,395	(173,820)	64,504
Less: Net income attributable to noncontrolling interest	(144)	—	—	—	(144)

Net income attributable to Arch Coal	$64,360	$144,425	$29,395	$(173,820)	$64,360

Condensed Consolidating Statements of Income
Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$458,595	$777,057	$—	$1,235,652

Costs, expenses and other
Cost of coal sales	1,495	353,272	681,667	(21,787)	1,014,647
Depreciation, depletion and amortization	1,758	65,132	74,798	—	141,688
Amortization of acquired sales contracts, net	—	—	(170)	—	(170)
Selling, general and administrative expenses	27,633	3,804	18,151	(2,847)	46,741
Change in fair value of coal derivatives and coal trading activities, net	—	(6,986)	—	—	(6,986)
Costs related to acquisition of Jacobs Ranch	6,375	—	—	—	6,375
Other operating (income) expense, net	(1,897)	(35,907)	646	24,634	(12,524)

	35,364	379,315	775,092	—	1,189,771

Income from investment in subsidiaries	71,569	—	—	(71,569)	—

Income from operations	36,205	79,280	1,965	(71,569)	45,881

Interest expense, net:
Interest expense	(35,034)	(1,205)	(35,325)	30,889	(40,675)
Interest income	10,920	510	26,344	(30,889)	6,885

	(24,114)	(695)	(8,981)	—	(33,790)

Income (loss) before income taxes	12,091	78,585	(7,016)	(71,569)	12,091
Benefit from income taxes	(3,320)	—	—	—	(3,320)

Net income (loss)	15,411	78,585	(7,016)	(71,569)	15,411
Less: Net loss attributable to noncontrolling interest	42	—	—	—	42

Net income (loss) attributable to Arch Coal	$15,453	$78,585	$(7,016)	$(71,569)	$15,453

Condensed Consolidating Balance Sheets
June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$24,396	$64	$32,506	$—	$56,966
Receivables	17,728	13,581	245,479	—	276,788
Inventories	—	84,365	153,952	—	238,317
Other	42,518	113,173	17,379	—	173,070

Total current assets	84,642	211,183	449,316	—	745,141

Property, plant and equipment, net	7,379	1,830,265	1,508,650	—	3,346,294
Investment in subsidiaries	4,317,283	—	—	(4,317,283)	—
Intercompany receivables	(1,875,044)	325,513	1,549,531	—	—
Other	444,984	340,273	13,848	—	799,105

Total other assets	2,887,223	665,786	1,563,379	(4,317,283)	799,105

Total assets	$2,979,244	$2,707,234	$3,521,345	$(4,317,283)	$4,890,540

Liabilities and Stockholders’ Equity
Accounts payable	$21,684	$50,118	$86,163	$—	$157,965
Accrued expenses and other current liabilities	47,732	39,540	146,663	—	233,935
Current maturities of debt and short-term borrowings	70,763	—	172,897	—	243,660

Total current liabilities	140,179	89,658	405,723	—	635,560

Long-term debt	586,264	—	954,099	—	1,540,363
Asset retirement obligations	656	30,333	286,268	—	317,257
Accrued pension benefits	26,360	4,714	36,178	—	67,252
Accrued postretirement benefits other than pension	16,064	—	29,377	—	45,441
Accrued workers’ compensation	10,684	13,419	3,573	—	27,676
Other noncurrent liabilities	37,605	24,905	33,049	—	95,559

Total liabilities	817,812	163,029	1,748,267	—	2,729,108
Redeemable noncontrolling interest	9,993	—	—	—	9,993
Stockholders’ equity	2,151,439	2,544,205	1,773,078	(4,317,283)	2,151,439

Total liabilities and stockholders’ equity	$2,979,244	$2,707,234	$3,521,345	$(4,317,283)	$4,890,540

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$54,255	$64	$6,819	$—	$61,138
Receivables	16,339	15,574	199,457	—	231,370
Inventories	—	75,126	165,650	—	240,776
Other	28,741	101,407	23,350	—	153,498

Total current assets	99,335	192,171	395,276	—	686,782

Property, plant and equipment, net	7,783	1,809,340	1,549,063	—	3,366,186
Investment in subsidiaries	4,127,075	—	—	(4,127,075)	—
Intercompany receivables	(1,679,003)	232,076	1,446,927	—	—
Other	455,972	317,486	14,170	—	787,628

Total other assets	2,904,044	549,562	1,461,097	(4,127,075)	787,628

Total assets	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Liabilities and Stockholders’ Equity
Accounts payable	$12,828	$41,066	$74,508	$—	$128,402
Accrued expenses and other current liabilities	54,957	36,394	144,510	—	235,861
Current maturities of debt and short-term borrowings	134,012	—	133,452	—	267,464

Total current liabilities	201,797	77,460	352,470	—	631,727

Long-term debt	585,441	—	954,782	—	1,540,223
Asset retirement obligations	927	29,253	274,914	—	305,094
Accrued pension benefits	29,001	4,742	34,523	—	68,266
Accrued postretirement benefits other than pension	15,046	—	28,819	—	43,865
Accrued workers’ compensation	10,595	14,448	4,067	—	29,110
Other noncurrent liabilities	44,287	27,213	26,743	—	98,243

Total liabilities	887,094	153,116	1,676,318	—	2,716,528
Redeemable noncontrolling interest	8,962	—	—	—	8,962
Stockholders’ equity	2,115,106	2,397,957	1,729,118	(4,127,075)	2,115,106

Total liabilities and stockholders’ equity	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(134,960)	$240,408	$153,907	$259,355

Investing Activities
Capital expenditures	(1,006)	(123,761)	(47,191)	(171,958)
Proceeds from dispositions of property, plant and equipment	—	155	74	229
Purchases of investments and advances to affiliates	(11,303)	(2,946)	—	(14,249)
Additions to prepaid royalties	—	(20,831)	(2,635)	(23,466)

Cash used in investing activities	(12,309)	(147,383)	(49,752)	(209,444)

Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(55,000)	—	39,445	(15,555)
Net payments on other debt	(8,249)	—	—	(8,249)
Debt financing costs	(32)	—	(405)	(437)
Dividends paid	(30,870)	—	—	(30,870)
Issuance of common stock under incentive plans	137			137
Contribution from noncontrolling interest	—	—	891	891
Transactions with affiliates, net	211,424	(93,025)	(118,399)	—

Cash provided by (used in) financing activities	117,410	(93,025)	(78,468)	(54,083)

Increase (decrease) in cash and cash equivalents	(29,859)	—	25,687	(4,172)
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138

Cash and cash equivalents, end of period	$24,396	$64	$32,506	$56,966

Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(71,820)	$131,919	$100,092	$160,191

Investing Activities
Capital expenditures	(2,026)	(159,159)	(85,377)	(246,562)
Proceeds from dispositions of property, plant and equipment	—	685	30	715
Purchases of investments and advances to affiliates	(8,000)	(1,463)	—	(9,463)
Additions to prepaid royalties	—	(20,317)	(2,207)	(22,524)
Reimbursement of deposits on equipment	—	—	3,209	3,209

Cash used in investing activities	(10,026)	(180,254)	(84,345)	(274,625)

Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	170,000	—	(35,651)	134,349
Net payments on other debt	(9,763)	—	—	(9,763)
Debt financing costs	(4,449)	—	(125)	(4,574)
Dividends paid	(25,725)	—	—	(25,725)
Issuance of common stock under incentive plans	58	—	—	58
Transactions with affiliates, net	(73,133)	48,338	24,795	—

Cash provided by (used in) financing activities	56,988	48,338	(10,981)	94,345

Increase (decrease) in cash and cash equivalents	(24,858)	3	4,766	(20,089)
Cash and cash equivalents, beginning of period	67,737	61	2,851	70,649

Cash and cash equivalents, end of period	$42,879	$64	$7,617	$50,560

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from regulations relating to mine safety; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
          Favorable weather patterns, an improving U.S. economy, growth in global coal demand, and declining domestic coal production are all positively impacting coal markets. We witnessed better market conditions during the second quarter of 2010, and we estimate that coal markets during the remainder of 2010 will continue to reflect improvement over the weak domestic steam coal markets that prevailed in 2009. Year-to-date U.S. power generation increased approximately 4% through the third week in July, in response to slowly improving domestic and international economic conditions, as well as cold winter/hot summer weather in most of the U.S. We estimate that U.S. steam coal demand will grow in 2010, fueled by growth in power generation and declining generator stockpile levels. Despite a modest slowing of the metallurgical coal markets recently, we still expect to sell 6 million to 7 million tons of metallurgical coal in 2010.
     We also expect positive price improvements in 2010 in the steam coal markets, due to improving demand. In addition to stronger demand in 2010, we expect steam coal markets to benefit from the crossover of high-quality steam coal into the metallurgical markets, and declining supply in the Eastern U.S. due to increasing regulatory pressures and degradation and depletion of the reserve base.

     We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. In both events, all employees were safely evacuated. We rendered the atmosphere inert and in early August began to reestablish ventilation at the longwall. The resumption of mining is dependent upon the time required to ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We expect that the outages resulted in a loss of income of approximately $6.5 million during the quarter.
     In the second quarter of 2010, we exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk Holdings, LLC (Knight Hawk), increasing our ownership to 42%. We recognized a pre-tax gain of $41.6 million on the transaction, representing the difference between the fair value and net book value of the coal reserves, adjusted for our retained ownership interest in the reserves through the investment in Knight Hawk.
Results of Operations
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Summary. Our improved results during the second quarter of 2010, when compared to the second quarter of 2009, were influenced primarily by increased sales volumes, including an increase in metallurgical coal volumes sold; lower production costs; and the gain on the Knight Hawk transaction. These were partially offset by higher selling, general and administrative costs and higher interest costs due to the issuance of our 8.75% senior notes in the third quarter of 2009 to finance, in part, the Jacobs Ranch acquisition.
     Revenues. The following table summarizes information about coal sales for the three months ended June 30, 2010 and compares it with the information for the three months ended June 30, 2009:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$764,295	$554,612	$209,683	37.8%
Tons sold	38,340	27,658	10,682	38.6%
Coal sales realization per ton sold	$19.93	$20.05	$(0.12)	(0.6)%
     Coal sales increased in the second quarter of 2010 from the second quarter of 2009 due to an increase in tons sold across all regions, particularly in the Powder River Basin region, as a result of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the 2010 quarter as lower pricing in the Powder River Basin and the impact on our average selling price of the increased Powder River Basin volumes offset the benefit from an increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2010 and compares them with the information for the three months ended June 30, 2009:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$570,861	$467,521	$(103,340)	(22.1)%
Depreciation, depletion and amortization	87,759	68,419	(19,340)	(28.3)
Amortization of acquired sales contracts, net	5,214	58	(5,156)	N/A
Selling, general and administrative expenses	35,344	21,627	(13,717)	(63.4)
Change in fair value of coal derivatives and coal trading activities, net	4,587	(6,458)	(11,045)	(171.0)
Gain on Knight Hawk transaction	(41,577)	—	41,577	N/A
Costs related to acquisition of Jacobs Ranch	—	3,025	3,025	100.0
Other operating income, net	(4,392)	(6,889)	(2,497)	(36.2)

	$657,796	$547,303	$(110,493)	(20.2)%

     Cost of coal sales. Our cost of coal sales increased in the second quarter of 2010 from the second quarter of 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact of a lower average cost per-ton sold, due to the impact of the increased Powder River Basin volumes as well as lower per-ton production costs, exclusive of sales sensitive costs, across all regions. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the second quarter of 2009, higher depreciation and amortization costs in the second quarter of 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the second quarter of 2009 to the second quarter of 2010 is due primarily to compensation-related costs and a contribution to the Arch Coal Foundation of $5.0 million in 2010. In particular, our improved results resulted in higher costs of $4.0 million in 2010 related to our incentive compensation plans when compared to 2009. Also, costs related to our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments, increased $1.9 million.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. During the second quarter of 2010, rising coal prices resulted in unrealized losses on positions that we held in order to manage risk, but were not designated in a hedge relationship.
     Gain on Knight Hawk transaction. Represents the gain recognized on our exchange of Illinois Basin reserves for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.
     Other operating income, net. The decrease in net other operating income from the second quarter of 2009 is primarily the result of a decrease in income from contract settlements and bookout transactions, partially offset by an increase in income from our investment in Knight Hawk.
     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2010 and compares it with information for the three months ended June 30, 2009:

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	30,951	21,304	9,647	45.3%
Coal sales realization per ton sold (1)	$11.88	$12.56	$(0.68)	(5.4)%
Operating margin per ton sold (2)	$1.05	$0.72	$0.33	45.8%

Western Bituminous
Tons sold (in thousands)	3,996	3,475	521	15.0%
Coal sales realization per ton sold (1)	$30.09	$29.93	$0.16	0.5%
Operating margin per ton sold (2)	$3.10	$(1.56)	$4.66	298.7%

Central Appalachia
Tons sold (in thousands)	3,393	2,879	514	17.9%
Coal sales realization per ton sold (1)	$71.46	$58.54	$12.92	22.1%
Operating margin per ton sold (2)	$15.45	$3.10	$12.35	398.4%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin, $2.98 for the Western Bituminous region and $5.66 for Central Appalachia. For the three months ended June 30, 2009, transportation costs per ton were $0.05 for the Powder River Basin, $2.33 for the Western Bituminous region and $1.88 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the second quarter of 2010 when compared with the second quarter of 2009 resulted from the acquisition of the Jacobs Ranch mining operations on October 1, 2009. Decreases in sales prices during the second quarter of 2010 when compared with the second quarter of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the second quarter of 2010 increased from the second quarter of 2009 due to a decrease in per-ton costs, which offset the impact of the lower per-ton sales prices. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite the two production outages at the Dugout Canyon mine, sales volumes in the second quarter of 2010 increased when compared to the second quarter of 2009, when quality issues at the West Elk mining complex in Colorado resulted in the decision to decrease production levels at the mine. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to ongoing soft steam coal market conditions in the region and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in the second quarter of 2010. In the second quarter of 2010, we continued to mine in more favorable geologic conditions at West Elk. To address any future quality issues that could result from sandstone intrusions similar to those we encountered previously, we are building a preparation plant at the mine, to be completed in late August 2010.
     Central Appalachia — The increase in sales volumes in the second quarter of 2010, when compared with the second quarter of 2009, was due to the improvement in the metallurgical coal markets. We sold 1.5 million tons into metallurgical markets in the second quarter of 2010 compared to 0.3 million tons in the second quarter of 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations, as did the higher pricing on metallurgical tons sold, compared to the second quarter of 2009. The benefit from higher per-ton realizations, net of sales sensitive costs, drove the improvement in our operating margins over the second quarter of 2009.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2010 and compares it with the information for the three months ended June 30, 2009:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(35,125)	$(20,657)	$(14,468)	(70.0)%
Interest income	623	417	206	49.4

	$(34,502)	$(20,240)	$(14,262)	(70.5)%

     The increase in net interest expense in the second quarter of 2010 compared to the second quarter of 2009 is primarily due to the issuance of the 8.75% senior notes in the third quarter of 2009 to finance, in part, the acquisition of the Jacobs Ranch mining complex.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended June 30, 2010 and compares it with information for the three months ended June 30, 2009:

	Three Months Ended June 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Provision for income taxes	$5,723	$2,230	$(3,493)	(156.6)%
   The provision for income taxes for the three months ended June 30, 2010 and 2009 resulted from the allocation of the expected taxes to be recognized for the respective fiscal year, and were affected by the pretax income or loss for the quarter in relation to the expected income to be earned for the fiscal year. In addition, the second quarter of 2010 includes a tax benefit of $4.0 million related to the recognition of tax benefits based on settlements with taxing authorities.
     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Summary. Our improved results during the first half of 2010, when compared to the first half of 2009, were influenced primarily by increased sales volumes, including an increase in metallurgical coal volumes sold; lower production costs and the gain on the Knight Hawk transaction. These were partially offset by higher selling, general and administrative costs, unrealized losses on coal derivatives and higher interest costs due to the issuance of our 8.75% senior notes in the third quarter of 2009 to finance, in part, the Jacobs Ranch acquisition.

     Revenues. The following table summarizes information about coal sales for the six months ended June 30, 2010 and compares it with the information for the six months ended June 30, 2009:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,476,169	$1,235,652	$240,517	19.5%
Tons sold	76,146	58,550	17,596	30.0%
Coal sales realization per ton sold	$19.39	$21.10	$(1.71)	(8.1)%
     Coal sales increased in the first half of 2010 from the first half of 2009 primarily due to an increase in tons sold in the Powder River Basin region, resulting from the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the first half of 2010 as lower pricing in the Powder River Basin and the impact on our average selling price of the higher Powder River Basin volumes offset the benefit of an increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2010 and compares them with the information for the six months ended June 30, 2009:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,121,611	$1,014,647	$(106,964)	(10.5)%
Depreciation, depletion and amortization	176,278	141,688	(34,590)	(24.4)%
Amortization of acquired sales contracts, net	15,967	(170)	(16,137)	N/A
Selling, general and administrative expenses	62,510	46,741	(15,769)	(33.7)%
Change in fair value of coal derivatives and coal trading activities, net	10,464	(6,986)	(17,450)	N/A
Gain on Knight Hawk transaction	(41,577)	—	41,577	N/A
Costs related to acquisition of Jacobs Ranch	—	6,375	6,375	100.0%
Other operating income, net	(7,783)	(12,524)	$(4,741)	(37.9)%

	$1,337,470	$1,189,771	$(147,699)	(12.4)%

     Cost of coal sales. Our cost of coal sales increased in the second quarter of 2010 from the second quarter of 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact of a lower average cost per-ton sold, due to the impact of the increased Powder River Basin volumes as well as lower per-ton production costs in our Western regions. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the first half of 2009, higher depreciation and amortization costs in the first half of 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the first half of 2009 to the first half of 2010 is due primarily to compensation-related costs and a contribution to the Arch Coal Foundation of $5.0 million in 2010. In particular, our improved results were the primary driver of higher costs of approximately $4.9 million in 2010 related to our incentive compensation plans when compared to 2009. Costs related to our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments, also increased $3.4 million.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. During the first half of 2010, rising coal prices resulted in unrealized losses on positions that we held in order to manage risk, but were not designated in a hedge relationship.
     Gain on Knight Hawk transaction. Represents the gain recognized on our exchange of Illinois Basin reserves for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.
     Other operating income, net. The decrease in net other operating income in the first half of 2010 from the first half of 2009 is primarily the result of a decrease in income from contract settlements and bookout transactions of $4.6 million, a decrease in income from outlease royalties of $1.5 million, and a decrease in transloading fees of $1.0 million, partially offset by an increase in income from our investment in Knight Hawk.

     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2010 and compares it with information for the six months ended June 30, 2009:

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	61,596	44,437	17,159	38.6%
Coal sales realization per ton sold (3)	$11.76	$12.92	$(1.16)	(9.0)%
Operating margin per ton sold (4)	$0.78	$1.04	$(0.26)	(25.0)%

Western Bituminous
Tons sold (in thousands)	8,125	7,426	699	9.4%
Coal sales realization per ton sold (3)	$29.52	$28.96	$0.56	1.9%
Operating margin per ton sold (4)	$2.84	$(1.92)	$4.76	247.9%

Central Appalachia
Tons sold (in thousands)	6,425	6,687	(262)	(3.9)%
Coal sales realization per ton sold (3)	$69.02	$60.23	$8.79	14.6%
Operating margin per ton sold (4)	$13.70	$7.39	$6.31	85.4%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin, $3.08 for the Western Bituminous region and $5.91 for Central Appalachia. For the six months ended June 30, 2009, transportation costs per ton were $0.13 for the Powder River Basin, $2.63 for the Western Bituminous region and $2.76 for Central Appalachia.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the first half of 2010 when compared with the first half of 2009 resulted from the acquisition of the Jacobs Ranch mining operations on October 1, 2009. Decreases in sales prices during the first half of 2010 when compared with the first half of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first half of 2010 decreased from the first half of 2009 due to the lower sales prices, partially offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in the first half of 2010, sales volumes increased compared to the first half of 2009, when quality issues at the West Elk mining complex in Colorado resulted in the decision to decrease production levels at the mine. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in the first half of 2010.
     Central Appalachia — The decrease in sales volumes in the first half of 2010, when compared with the first half of 2009, was primarily due to continued weak steam coal demand, despite the improvement in metallurgical coal demand. We sold 2.4 million tons into metallurgical markets in the first half of 2010 compared to 0.7 million tons in the first half of 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations, as did the higher pricing on metallurgical tons sold, compared to the first half of 2009. The benefit from higher per-ton realizations in the first half of 2010, net of sales sensitive costs, drove the improvement in our operating margins over the first half of 2009, partially offset by an increase in our per-ton costs due to the lower production levels.

     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2010 and compares it with the information for the six months ended June 30, 2009:

	Six Months Ended June 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(70,208)	$(40,675)	$(29,533)	(72.6)%
Interest income	961	6,885	(5,924)	(86.0)

	$(69,247)	$(33,790)	$(35,457)	(104.9)%

     The increase in net interest expense in the first half of 2010 compared to the first half of 2009 is primarily due to the issuance of the 8.75% senior notes in the third quarter of 2009, to finance, in part, the acquisition of the Jacobs Ranch mining complex. In the first half of 2009, we also recorded interest income of $6.1 million related to a black lung excise tax refund.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the six months ended June 30, 2010 and compares it with information for the six months ended June 30, 2009:

	Six Months Ended June 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$4,948	$(3,320)	$(8,268)	(249.0)%
     The income tax provision (benefit) for the six months ended June 30, 2010 and 2009 resulted from the allocation of the expected taxes to be recognized for the respective fiscal year, and were affected by the pretax income or loss for the period in relation to the expected income to be earned for the fiscal year. In addition, the first half of 2010 includes a tax benefit of $4.0 million related to the recognition of tax benefits based on settlements with taxing authorities.
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
     On August 2, 2010, we announced the offering $500.0 million aggregate principal amount of 7.25% senior notes, due in 2020, at an issue price of 100% of the principal amount. We intend to use the net proceeds from the offering and cash on hand to fund the repurchase or redemption of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%.
     On March 19, 2010, we entered into an amendment to our $860.0 million secured revolving credit facility. The amendment allows for us to make intercompany loans to our subsidiary, Arch Western Resources LLC (“AWR”), without drawing down the existing loan from AWR to us. We had borrowings outstanding under the revolving credit facility of

$65.0 million at June 30, 2010 and $120.0 million at December 31, 2009. At June 30, 2010, we had availability of approximately $795.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in AWR. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at June 30, 2010.
     On February 24, 2010, we entered into an amendment of our $175.0 million accounts receivable securitization program revising certain terms to expand the pool of receivables included in the program. Under the program, eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and currently expires on February 23, 2011. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. We had $110.9 million of borrowings outstanding under the program at June 30, 2010 and $84.0 million outstanding at December 31, 2009. We also had letters of credit outstanding under the securitization program of $64.0 million as of June 30, 2010. At June 30, 2010, we had no availability under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011. We had commercial paper outstanding of $62.0 million at June 30, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The notes are guaranteed by AWR and certain of its subsidiaries and are secured by an intercompany note from AWR to Arch Coal, Inc. The indenture under which the notes were issued contains certain restrictive covenants that limit AWR’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The notes may be redeemed as follows: at 101.125% of par for notes redeemed between July 1, 2010 and June 30, 2011, and at 100% for notes redeemed on or after July 1, 2011. As mentioned previously, we have announced the offering of $500.0 million aggregate principal amount of 7.25% senior notes, the proceeds of which will be used to redeem $500 million aggregate principal amount of the 6.75% senior notes.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$259,355	$160,191
Investing activities	(209,444)	(274,625)
Financing activities	(54,083)	94,345
     Cash provided by operating activities increased in the first half of 2010 compared to the first half of 2009, primarily as a result of our improved operating performance in 2010.
     Cash used in investing activities for the first half of 2010 was $65.2 million less than in the first half of 2009, primarily due to a $74.6 million reduction in capital expenditures. During the first half of 2010, we made payments of $85.8 million on our Montana leases and spent $18.4 million on the new preparation plant at the West Elk mine that we mentioned previously. In the first half of 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $85.0 million for a transition to a new reserve area in our West Elk mining complex.
     Cash used in financing activities was $54.1 million during the first half of 2010, compared to cash provided by financing activities of $94.3 million during the first half of 2009. We repaid $15.6 million under our various financing arrangements during the first half of 2010, compared to borrowing $134.3 million during the first half of 2009. We paid dividends of $30.9 million in the first half of 2010, compared with $25.7 million in 2009, due to an increase in the dividend rate from $0.09 to $0.10 per share in April 2010. In the first half of 2009, in conjunction with amendments to our credit facility, we paid financing costs of $4.6 million.
     Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30
	2010	2009
Ratio of earnings to combined fixed charges and preference dividends	1.96x	1.30x
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At June 30, 2010, based on our expected production levels and current sales commitments, we have committed substantially all of our 2010 production, with 5 million tons not yet priced. Arch has uncommitted volumes of 55 million to 65 million tons in 2011, and uncommitted volumes of 90 million to 100 million tons in 2012, with roughly 20 million tons committed but not yet priced in both 2011 and 2012.
     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2010. With respect to our coal trading portfolio at June 30, 2010, the potential for loss of future earnings resulting from changing coal prices was insignificant. The timing of the estimated future realization of the value of our trading portfolio is 46% in the remainder of 2010 and 54% in 2011.

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
     During the first half of 2010, VaR ranged from under $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at June 30, 2010 was $0.3 million.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 50 million to 60 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At June 30, 2010, the Company had protected the price of approximately 65% of its expected purchases for the remainder of fiscal year 2010 and 54% for fiscal year 2011, mostly through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At June 30, 2010, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $14.2 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2010, of our $1.8 billion principal amount of debt outstanding, $237.9 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.4 million, based on borrowing levels at June 30, 2010.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
Permit Litigation Matters
     As described in our Annual Report on Form 10-K for the year ended December 31, 2009, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (“OVEC”) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act §404 permits by the Army Corps of Engineers (“the Corps”), allegedly in violation of the Clean Water Act and the National Environmental Policy Act.
     The lawsuit, brought by OVEC in September 2005, originally was filed against the Corps claiming that permits it had issued to four subsidiaries of a company unrelated to us or our operating subsidiaries did not comply with the National Environmental Policy Act and violated the Clean Water Act.
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
     On February 13, 2009, the Fourth Circuit reversed the District Court. The Fourth Circuit held that the Corps’ jurisdiction under Section 404 of the Clean Water Act is limited to the narrow issue of the filling of jurisdictional waters. The court also held that the Corps’ findings of no significant impact under the National Environmental Policy Act and no significant degradation under the Clean Water Act are entitled to deference. Such findings entitle the Corps to avoid preparing an environmental impact statement, the absence of which was one issue on appeal. These holdings also validated the type of mitigation projects proposed by our operations to minimize impacts and comply with the relevant statutes. Finally, the Fourth Circuit found that stream segments, together with the sediment ponds to which they connect, are unitary “waste treatment systems,” not “waters of the United States,” and that the Corps’ had not exceeded its authority in permitting them.
     OVEC sought rehearing before the entire appellate court which was denied on May 29, 2009 and the decision was given legal effect on June 24, 2009. An appeal to the U.S. Supreme Court was then filed on August 26, 2009. On August 3, 2010 OVEC withdrew its appeal.
     Mingo Logan filed a motion for summary judgment with the district court on July 17, 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February decision. By a series of motions, the United States obtained extensions and stays of the obligation to respond to the motion in the wake of its letters to the Corps dated September 3 and October 16, 2009 (discussed below). By order dated April 22, 2010, the District Court stayed the case as to Mingo Logan for the shorter of either six months or the completion of the U.S. Environmental Protection Agency’s (the “EPA”) proposed action to deny Mingo Logan the right to use its Corps’ permit (as discussed below).

Potential EPA Prohibitions Related to Water Discharges from the Spruce Permit
     As described in our Annual Report on Form 10-K for the year ended December 31, 2009, by letter of September 3, 2009, the EPA asked the Corps to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, EPA issued its “Proposed Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404 c of the Clean Water Act. EPA accepted written comments on its proposed action (sometimes known as a “veto proceeding”), through June 4, 2010 and conducted a public hearing, as well, on May 18, 2010. We submitted comments on the action during this period. EPA is in the process of reviewing the thousands of comments that it received. By separate action, Mingo Logan sued EPA on April 2, 2010 in federal court in Washington, D.C. seeking a ruling that EPA has no authority under the Clean Water Act to veto a previously issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)). EPA has moved to dismiss that action, and we have responded to that motion. The motion is now pending before the Court.
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
     The West Virginia Supreme Court of Appeals ruled that these cases, along with other flood damage cases not involving us, would be handled pursuant to the court’s mass litigation rules. As a result of that ruling, the cases were initially transferred to the Circuit Court of Raleigh County in West Virginia to be handled by a panel consisting of three circuit court judges. Trials for each watershed were initiated, to proceed in phases.
     On May 2, 2006, following the Mullins/Ocean phase I trial, in which we were not involved, the jury returned a verdict against the two non-settling defendants. However, the trial court set aside that verdict and granted judgment in favor of those defendants. The plaintiffs in that trial group appealed that decision, and the Supreme Court of Appeals reinstated the verdict on June 26, 2008. The court also reversed the January 18, 2007 dismissal of the Coal River watershed claims, in which we were named. The claims were remanded to the Mass Litigation Panel (the “Panel”) on September 17, 2008.
     The parties were ordered to mediate the case, and a confidential global settlement was reached on December 10, 2009. On March 23, 2010, the Panel conducted a hearing regarding the settlement agreements reached, including the global settlement. The Panel discussed the terms of the settlements and heard objections from certain individual plaintiffs and their representatives regarding the proposed distributions and allocations of the settlement amounts, and advised that an order as to whether the settlements would be approved would be issued within 30 days.
     On April 14, 2010, the panel notified the parties that the global settlement had been approved and the objections that had been raised were overruled. On April 20, 2010, the Panel entered an order approving the global settlement that dismisses with prejudice all claims.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about some of the additional proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 or in Item 1A of other Quarterly Reports on Form 10-Q that we have filed during the current year are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
     There have been no material changes to the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 or under Item 1A of other Quarterly Reports on Form 10-Q that we have filed during the current year.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2010, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2010. Based on the closing price of our common stock as reported on the New York Stock Exchange on August 2, 2010, the approximate dollar value of our common stock that may yet be purchased under this program was $271.3 million.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved.
Item 5. Other Information.
Mine Safety and Health Administration Safety Data
     We believe that Arch Coal is one of the safest coal mining companies in the world. Safety is a core value at Arch Coal and at our subsidiary operations. We have in place a comprehensive safety program that includes extensive health & safety training for all employees, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue between all levels of employees. The goals of our processes are to eliminate exposure to hazards in the workplace, ensure that we comply with all mine safety regulations, and support regulatory and industry efforts to improve the health and safety of our employees along with the industry as a whole.
     Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mining safety and health matters, broken down by mining complex owned and operated by Arch Coal or our subsidiaries, for the three-month period ended June 30, 2010:
•	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Total number of orders issued under section 104(b) of the Mine Act;

•	Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total dollar value of proposed assessments from MSHA under the Mine Act.

	Mine Act
	Section 104			Mine Act
	Significant		Mine Act	Section 107(a)	Total Dollar Value of
	and	Mine Act	Section 104(d)	Imminent	Proposed MSHA
	Substantial	Section 104(b)	Unwarrantable Failure	Danger	Assessments
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	(in thousands)(2)

Power River Basin:
Black Thunder	6	—	—	—	$12
Coal Creek	2	—	—	—	$—

Western Bituminous:
Arch of Wyoming	1	—	—	—	$—
Dugout Canyon	16	1	—	—	$10
Skyline	3	—	—	—	$4
Sufco	16	—	—	—	$22
West Elk	9	—	—	2	$91

Central Appalachia:
Coal-Mac	3	—	—	—	$2
Cumberland River	20	—	1	—	$68
Lone Mountain	55	—	5	—	$54
Mountain Laurel	27	—	—	—	$43

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Amounts included under the heading “Proposed Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before August 4, 2010, for citations and orders occurring during the three-month period ended June 30, 2010.
     For the three-month period ended June 30, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended June 30, 2010, we experienced one fatality at our Lone Mountain mining complex.
     As of June 30, 2010, we have a total of ninety-two matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended June 30, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.
     In evaluating the above information regarding mine safety and health, investors should take into account factors such as: (i) the number of citations and orders will vary depending on the size of a coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and during that process are often reduced in severity and amount, and are sometimes dismissed.

Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
4.1	Third Supplemental Indenture, dated May 7, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Arch Coal, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.1	Underwriting Agreement, dated August 2, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and Banc of America Securities LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated herein by reference to Exhibit 1.1 to Arch Coal, Inc.’s Current Report on Form 8-K filed on August 3, 2010).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer August 6, 2010