Form 10-Q
period 2010-09-30
ARCH COAL INC
filed 2010-11-09
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
 (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 5, 2010 there were 162,482,200 shares of the registrant’s common stock outstanding.

Page
Part I FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

Part II OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Reserved	36
Item 5. Other Information	36
Item 6. Exhibits	38
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

Part I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited)
REVENUES
Coal sales	$874,705	$614,957	$2,350,874	$1,850,609

COSTS, EXPENSES AND OTHER
Cost of coal sales	651,853	489,290	1,773,464	1,503,937
Depreciation, depletion and amortization	92,857	71,390	269,135	213,078
Amortization of acquired sales contracts, net	10,038	78	26,005	(92)
Selling, general and administrative expenses	26,999	24,029	89,509	70,770
Change in fair value of coal derivatives and coal trading activities, net	1,832	(3,342)	12,296	(10,328)
Gain on Knight Hawk transaction	—	—	(41,577)	—
Costs related to acquisition of Jacobs Ranch	—	791	—	7,166
Other operating income, net	(7,221)	(15,617)	(15,004)	(28,141)

	776,358	566,619	2,113,828	1,756,390

Income from operations	98,347	48,338	237,046	94,219

Interest expense, net:
Interest expense	(37,698)	(29,791)	(107,906)	(70,466)
Interest income	927	399	1,888	7,284

	(36,771)	(29,392)	(106,018)	(63,182)

Other non-operating expense:
Loss on early extinguishment of debt	(6,776)	—	(6,776)	—

	(6,776)	—	(6,776)	—

Income before income taxes	54,800	18,946	124,252	31,037
Provision for (benefit from) income taxes	7,941	(6,270)	12,889	(9,590)

Net income	46,859	25,216	111,363	40,627
Less: Net (income) loss attributable to noncontrolling interest	(181)	(31)	(325)	11

Net income attributable to Arch Coal, Inc.	$46,678	$25,185	$111,038	$40,638

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.29	$0.16	$0.68	$0.28
Diluted earnings per common share	$0.29	$0.16	$0.68	$0.28

Basic weighted average shares outstanding	162,391	155,622	162,384	147,122
Diluted weighted average shares outstanding	163,174	156,005	163,128	147,332

Dividends declared per common share	$0.10	$0.09	$0.29	$0.27
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,753	$61,138
Trade accounts receivable	249,189	190,738
Other receivables	45,590	40,632
Inventories	218,958	240,776
Prepaid royalties	45,129	21,085
Deferred income taxes	33,850	—
Coal derivative assets	10,322	18,807
Other	96,633	113,606

Total current assets	763,424	686,782

Property, plant and equipment, net	3,303,028	3,366,186

Other assets:
Prepaid royalties	60,103	86,622
Goodwill	113,701	113,701
Deferred income taxes	323,874	354,869
Equity investments	148,893	87,268
Other	121,763	145,168

Total other assets	768,334	787,628

Total assets	$4,834,786	$4,840,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,281	$128,402
Coal derivative liabilities	5,721	2,244
Deferred income taxes	—	5,901
Accrued expenses and other current liabilities	200,868	227,716
Current maturities of debt and short-term borrowings	139,334	267,464

Total current liabilities	518,204	631,727

Long-term debt	1,538,470	1,540,223
Asset retirement obligations	323,025	305,094
Accrued pension benefits	64,145	68,266
Accrued postretirement benefits other than pension	45,609	43,865
Accrued workers’ compensation	28,226	29,110
Other noncurrent liabilities	120,058	98,243

Total liabilities	2,637,737	2,716,528

Redeemable noncontrolling interest	10,173	8,962

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 163,991 shares and 163,953 shares, respectively	1,643	1,643
Paid-in capital	1,731,209	1,721,230
Treasury stock, 1,512 shares at September 30, 2010 and December 31, 2009, at cost	(53,848)	(53,848)
Retained earnings	529,852	465,934
Accumulated other comprehensive loss	(21,980)	(19,853)

Total stockholders’ equity	2,186,876	2,115,106

Total liabilities and stockholders’ equity	$4,834,786	$4,840,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income	$111,363	$40,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	269,135	213,078
Amortization of acquired sales contracts, net	26,005	(92)
Prepaid royalties expensed	26,190	24,140
Employee stock-based compensation	9,640	10,253
Amortization of debt financing costs	7,395	5,053
Gain on Knight Hawk transaction	(41,577)	—
Loss on early extinguishment of debt	6,776	—
Changes in:
Receivables	(48,718)	63,785
Inventories	21,818	(45,725)
Coal derivative assets and liabilities	14,116	21,911
Accounts payable, accrued expenses and other current liabilities	20,879	(74,607)
Deferred income taxes	(7,561)	(15,165)
Other	41,219	3,185

Cash provided by operating activities	456,680	246,443

INVESTING ACTIVITIES
Capital expenditures	(221,583)	(280,033)
Proceeds from dispositions of property, plant and equipment	252	806
Purchases of investments and advances to affiliates	(16,740)	(10,353)
Additions to prepaid royalties	(23,715)	(22,874)
Reimbursement of deposits on equipment	—	3,209

Cash used in investing activities	(261,786)	(309,245)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	500,000	584,784
Repayments of long-term debt, including redemption premium	(505,627)	—
Proceeds from the sale of common stock	—	326,452
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(118,337)	4,345
Net payments on other debt	(9,794)	(13,276)
Debt financing costs	(12,630)	(29,596)
Dividends paid	(47,121)	(40,347)
Issuance of common stock under incentive plans	339	84
Contribution from noncontrolling interest	891	—

Cash provided by (used in) financing activities	(192,279)	832,446

Increase in cash and cash equivalents	2,615	769,644
Cash and cash equivalents, beginning of period	61,138	70,649

Cash and cash equivalents, end of period	$63,753	$840,293

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
3. Knight Hawk Transaction
     In the second quarter of 2010, the Company exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk Holdings, LLC (“Knight Hawk”), increasing the Company’s ownership in Knight Hawk to 42%. The Company recognized a gain of $41.6 million on the transaction, representing the difference between the fair value and the $12.1 million net book value of the coal reserves, adjusted for the Company’s retained ownership interest in the reserves through its investment in Knight Hawk.
4. Property Transactions
     On March 18, 2010, the Company was awarded a Montana state coal lease for the Otter Creek tracts for a price of $85.8 million. The Company now controls approximately 1.5 billion tons of coal reserves in Montana’s Otter Creek area, including a coal lease secured in November 2009.
     Payments to acquire non-cancelable royalty lease agreements and federal lease bonus payments under which future minimum payments are due are capitalized as a cost of the underlying mineral reserves. During the nine months ended September 30, 2010, the Company made payments of $93.1 million related to these agreements, including the Otter Creek lease, and will make a payment of $16.1 million in the fourth quarter. Future payments under these arrangements will be $23.4 million in 2011, 2012 and 2013 and $7.3 million in 2014.
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

•	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable.
     The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in equity securities	$4,347	$3,990	$—	$357
Derivatives	20,926	—	14,273	6,653

Total assets	$25,273	$3,990	$14,273	$7,010

Liabilities:
Derivatives	$5,721	$3,509	$2,660	$(448)

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
     The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(In thousands)
Balance, beginning of period	$7,403	$8,217
Realized and unrealized losses recognized in earnings	(1,844)	(7,220)
Realized and unrealized gains (losses) recognized in other comprehensive income	2,411	(3,708)
Settlements, purchases and issuances	(512)	10,169

Balance, end of period	$7,458	$7,458

     Net unrealized gains (losses) during the three and nine month periods ended September 30, 2010 related to level 3 financial instruments held on September 30, 2010 were $0.1 million and $(5.6) million, respectively.
     Fair Value of Long-Term Debt
     At September 30, 2010 and December 31, 2009, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,784.0 million and $1,844.1 million, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 60 million to 70 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At September 30, 2010, the Company had protected the price of approximately 67% of its remaining expected purchases for fiscal year 2010 and 55% for fiscal year 2011.
     At September 30, 2010, the Company held heating oil swaps and purchased call options for approximately 47.6 million gallons for the purpose of managing the price risk associated with future diesel purchases. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting.
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
     At September 30, 2010, the Company held derivatives for risk management purposes totaling 0.8 million tons of coal sales and 0.7 million tons of coal purchases that are expected to settle during the remainder of 2010 and 1.0 million tons of coal sales and 0.1 million tons of coal purchases that are expected to settle in 2011.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $1.4 million for the remainder of 2010, $4.6 million in 2011 and $(0.8) million in 2012.

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
Fair Value of Derivatives
(in thousands)

	September 30, 2010			December 31, 2009
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives		Derivatives	Derivatives
Derivatives Designated as Hedging Instruments
Heating oil	$10,604	$—		$13,954	$(2,432)
Coal	3,476	(4,884)		3,075	(6,355)

Total	14,080	(4,884)		17,029	(8,787)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	20,735	(15,605)		41,544	(31,262)
Coal	2,860	(1,981)		11,459	(1,898)

Total	23,595	(17,586)		53,003	(33,160)

Total derivatives	37,675	(22,470)		70,032	(41,947)
Effect of counterparty netting	(16,749)	16,749		(39,227)	39,227

Net derivatives as classified in the balance sheet	$20,926	$(5,721)	$15,205	$30,805	$(2,720)	$28,085

Net derivatives as reflected on the balance sheets

		September 30,	December 31,
		2010	2009
Heating oil	Other current assets	$10,604	$11,998
	Accrued expenses and other current liabilities	—	(476)

Coal	Coal derivative assets	10,322	18,807
	Coal derivative liabilities	(5,721)	(2,244)

		$15,205	$28,085

     The Company had a current asset for the right to reclaim cash collateral of $12.9 million and $12.5 million at September 30, 2010 and December 31, 2009, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended September 30
(in thousands)

	Gain on Derivatives			Hedged Items in	Loss on Hedged
Derivatives used in	Used in Fair Value			Fair Value Hedge	Items In Fair Value
Fair Value Hedging Relationships	Hedge Relationships			Hedge Relationships	Hedge Relationships
	2010	2009			2010	2009
Coal	$—	$2,235	1	Firm commitments	$—	$(2,235)	1

						Gain (Loss)
						Recognized in
			Gains (Losses)			Income (Ineffective
	Gain (Loss)		Reclassified from			Portion and Amount
Derivatives used in	Recognized in OCI		OCI into Income			Excluded from
Cash Flow Hedging Relationships	(Effective Portion)		(Effective Portion)			Effectiveness Testing)
	2010	2009	2010	2009		2010	2009
Heating oil	$3,052	$(2,393)	$93	$(11,854)	2	$—	$—
Coal sales	1,500	(4,739)	(226)	—	1	—	—
Coal purchases	(2,535)	3,407	(866)	(5,652)	2	—	—

Totals	$2,017	$(3,725)	$(999)	$(17,506)		$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2010	2009
Coal — unrealized	$(993)	$7,881	3

Coal — realized	$1,079	$—	4

Location in Statement of Income:

1	-	Coal sales

2	-	Cost of coal sales

3	-	Change in fair value of coal derivatives and coal trading activities, net

4	-	Other operating income, net
     During the three months ended September 30, 2010 and 2009, the Company recognized net unrealized and realized losses of $0.8 million and $4.5 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
Nine Months Ended September 30
(in thousands)

	Gain on Derivatives			Hedged Items in	Loss on Hedged
Derivatives used in	Used in Fair Value			Fair Value Hedge	Items In Fair Value
Fair Value Hedging Relationships	Hedge Relationships			Hedge Relationships	Hedge Relationships
	2010	2009			2010	2009
Coal	$—	$651	1	Firm commitments	$—	$(651)	1

							Gain (Loss)
							Recognized in
				Losses			Income (Ineffective
	Gain (Loss)			Reclassified from			Portion and Amount
Derivatives used in	Recognized in OCI			OCI into Income			Excluded from
Cash Flow Hedging Relationships	(Effective Portion)			(Effective Portion)			Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Heating oil	$(5,508)	$6,346		$(211)	$(38,438	) 2	$—	$—
Coal sales	(6,138)	(6,055)		(1,556)	(2,984	) 1	—	—
Coal purchases	5,534	(1,095)		(1,202)	(11,092	) 2	—	—

Totals	$(6,112)	$(804)		$(2,969)	$(52,514)		$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2010	2009
Coal — unrealized	$(9,381)	$8,569	3

Coal — realized	$3,931	$—	4

Location in Statement of Income:

1 -	Coal sales

2 -	Cost of coal sales

3 -	Change in fair value of coal derivatives and coal trading activities, net

4 -	Other operating income, net
     During the nine months ended September 30, 2010 and 2009, the Company recognized net unrealized and realized losses of $2.9 million and net unrealized and realized gains of $1.8 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
     During the next twelve months, based on fair values at September 30, 2010, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $7.9 million are expected to be reclassified from other comprehensive income into earnings.
7. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Coal	$96,139	$99,161
Repair parts and supplies, net of allowance	122,819	141,615

	$218,958	$240,776

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $14.2 million at September 30, 2010, and $13.4 million at December 31, 2009.

8. Debt

	September 30,	December 31,
	2010	2009
	(In thousands)
Commercial paper	$55,716	$49,453
Indebtedness to banks under credit facilities	79,400	204,000
6.75% senior notes ($450.0 million and $950.0 million face value, respectively) due July 1, 2013	451,780	954,782
8.75% senior notes ($600.0 million face value) due August 1, 2016	586,690	585,441
7.25% senior notes ($500.0 million face value) due October 1, 2020	500,000	—
Other	4,218	14,011

	1,677,804	1,807,687
Less current maturities of debt and short-term borrowings	139,334	267,464

Long-term debt	$1,538,470	$1,540,223

     The current maturities of debt and short-term borrowings includes amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.
     Refinancing of senior notes
     On August 9, 2010, the Company issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. The Company used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of its outstanding 6.75% senior notes at a redemption price of 101.125%. The Company recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.
     Interest is payable on the 7.25% senior notes on April 1 and October 1 of each year, commencing April 1, 2011. The notes are guaranteed by most of the Company’s subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. If the Company fails to meet a coverage ratio test as defined in the indenture, the ability of the Company and its subsidiaries to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets would be limited.
     At any time on or after October 1, 2015, the Company may redeem some or all of the notes. The redemption price reflected as a percentage of the principal amount is: 103.625% for notes redeemed between October 1, 2015 and September 30, 2016; 102.417% for notes redeemed between October 1, 2016 and September 30, 2017; 101.208% for notes redeemed between October 1, 2017 and September 30, 2018; and 100% for notes redeemed on or after October 1, 2018. In addition, at any time and from time to time, prior to October 1, 2013, on one or more occasions, the Company may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 107.250%. Upon a change of control involving the Company, holders of notes have the right to require the Company to repurchase all of their senior notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
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

     Availability
     The Company had no borrowings outstanding under the revolving credit facility as of September 30, 2010 and $120.0 million in borrowings outstanding as of December 31, 2009. At September 30, 2010, the Company had availability of $860.0 million under the revolving credit facility. The Company had borrowings under the accounts receivable securitization program of $79.4 million and $84.0 million at September 30, 2010 and December 31, 2009, respectively. The Company also had letters of credit outstanding under the accounts receivable securitization program of $65.5 million as of September 30, 2010. At September 30, 2010, the Company had availability of $30.1 million under the accounts receivable securitization program.
9. Stock-Based Compensation
     During the nine months ended September 30, 2010, the Company granted options to purchase approximately 0.8 million shares of common stock with a weighted average exercise price of $22.64 per share and a weighted average grant-date fair value of $9.43 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 2.16%, a weighted average dividend yield of 1.99% and a weighted average volatility of 57.11%. The options’ expected life is 4.5 years and the options vest ratably over four years. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.
     The Company recognized stock-based compensation expense from all plans of $2.2 million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively, and $9.6 million and $10.3 million for the nine months ended September 30, 2010 and 2009, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
10. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Self-insured occupational disease benefits:
Service cost	$182	$132	$545	$398
Interest cost	169	139	507	418
Net amortization	(465)	(719)	(1,395)	(2,159)

Total occupational disease	(114)	(448)	(343)	(1,343)
Traumatic injury claims and assessments	2,642	2,781	6,562	6,333

Total workers’ compensation expense	$2,528	$2,333	$6,219	$4,990

11. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Service cost	$3,967	$3,360	$11,902	$10,082
Interest cost	3,955	3,981	11,866	11,943
Expected return on plan assets	(4,848)	(4,429)	(14,544)	(13,289)
Amortization of prior service cost	44	48	130	145
Amortization of other actuarial gains and losses	1,782	992	5,348	2,975
Curtailments	—	—	—	586

	$4,900	$3,952	$14,702	$12,442

     The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Service cost	$378	$815	$1,132	$2,446
Interest cost	520	1,009	1,562	3,026
Amortization of prior service cost (credit)	(591)	946	(1,773)	2,836
Amortization of other actuarial gains and losses	(729)	(853)	(2,188)	(2,559)

	$(422)	$1,917	$(1,267)	$5,749

12. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Net income attributable to Arch Coal, Inc.	$46,678	$25,185	$111,038	$40,638
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	28	13,889	84	14,680
Unrealized gains (losses) on available-for-sale securities	738	(38)	(178)	(132)
Unrealized gains (losses) on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	1,200	(2,456)	(3,889)	(586)
Reclassifications of losses into net income	639	10,892	1,856	33,297

Total comprehensive income	$49,283	$47,472	$108,911	$87,897

13. Earnings per Share
     The following table provides the basis for earnings per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	162,391	155,622	162,384	147,122
Effect of common stock equivalents under incentive plans	783	383	744	210

Diluted weighted average shares outstanding	163,174	156,005	163,128	147,332

     The effect of options to purchase 3.4 million and 2.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended September 30, 2010 and 2009, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The effect of options to purchase 2.7 million and 2.1 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the nine month periods ended September 30, 2010 and 2009, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods.
14. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on

December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At September 30, 2010, the Company had approximately $91.6 million of surety bonds related to properties sold to Magnum. As a result of Magnum’s purchase by Patriot Coal Corporation, Magnum will be required to post letters of credit in the Company’s favor for the full amount of the reclamation obligation on or before February 2011.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at September 30, 2010, the cost of purchasing 11.9 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $310.2 million, and the cost of purchasing 1.8 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $38.0 million. The Company has also guaranteed Magnum’s performance under certain operating leases, the longest of which extends through 2011. If the Company were required to perform under its guarantees of the operating lease agreements, it would be required to make $1.1 million of lease payments. As the Company does not believe that it is probable that it would have to purchase replacement coal or fulfill its obligations under the lease guarantees, no losses have been recorded in the condensed consolidated financial statements as of September 30, 2010. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $33.8 million at September 30, 2010, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three and nine month periods ended September 30, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
			(In thousands)
Three months ended September 30, 2010
Coal sales	$440,439	$138,039	$296,227	$—	$874,705
Income from operations	51,787	14,816	55,664	(23,920)	98,347
Depreciation, depletion and amortization	49,005	18,940	24,435	477	92,857
Amortization of acquired sales contracts, net	10,038	—	—	—	10,038
Capital expenditures	8,164	20,703	16,910	3,848	49,625

Three months ended September 30, 2009
Coal sales	$267,455	$148,293	$199,209	$—	$614,957
Income from operations	19,465	16,349	29,694	(17,170)	48,338
Depreciation, depletion and amortization	27,189	22,203	21,451	547	71,390
Amortization of acquired sales contracts, net	78	—	—	—	78
Capital expenditures	7,518	13,871	10,864	1,218	33,471

Nine months ended September 30, 2010
Coal sales	$1,170,353	$402,902	$777,619	$—	$2,350,874
Income from operations	101,525	41,122	147,336	(52,937)	237,046
Total assets	2,304,277	677,968	701,670	1,150,871	4,834,786
Depreciation, depletion and amortization	138,059	57,700	72,190	1,186	269,135
Amortization of acquired sales contracts, net	26,005	—	—	—	26,005
Capital expenditures	12,614	54,507	41,519	112,943	221,583

Nine months ended September 30, 2009
Coal sales	$847,255	$382,931	$620,423	$—	$1,850,609
Income from operations	68,772	4,238	85,527	(64,318)	94,219
Total assets	1,633,405	700,740	762,113	1,697,680	4,793,938
Depreciation, depletion and amortization	84,210	60,878	66,502	1,488	213,078
Amortization of acquired sales contracts, net	219	(311)	—	—	(92)
Capital expenditures	49,389	57,377	41,392	131,875	280,033
     A reconciliation of segment income from operations to consolidated income before income taxes is presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Income from operations	$98,347	$48,338	$237,046	$94,219
Interest expense	(37,698)	(29,791)	(107,906)	(70,466)
Interest income	927	399	1,888	7,284
Loss on early extinguishment of debt	(6,776)	—	(6,776)	—

Income before income taxes	$54,800	$18,946	$124,252	$31,037

17. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the 8.75% and 7.25% senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the issuer of the notes (Arch Coal), (ii) the guarantors under the notes, and (iii) the entities which are not guarantors under the notes:

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$324,507	$550,198	$—	$874,705

Costs, expenses and other
Cost of coal sales	3,578	229,731	445,814	(27,270)	651,853
Depreciation, depletion and amortization	794	52,302	39,761	—	92,857
Amortization of acquired sales contracts, net	—	—	10,038	—	10,038
Selling, general and administrative expenses	18,245	1,858	8,818	(1,922)	26,999
Change in fair value of coal derivatives and coal trading activities, net	—	1,832	—	—	1,832
Other operating (income) expense, net	(3,346)	(35,107)	2,040	29,192	(7,221)

	19,271	250,616	506,471	—	776,358

Income from investment in subsidiaries	108,974	—	—	(108,974)	—

Income from operations	89,703	73,891	43,727	(108,974)	98,347

Interest expense, net:
Interest expense	(38,041)	(745)	(16,738)	17,826	(37,698)
Interest income	3,138	119	15,496	(17,826)	927

	(34,903)	(626)	(1,242)	—	(36,771)

Other non-operating expense
Loss on early extinguishment of debt	—	—	(6,776)	—	(6,776)

	—	—	(6,776)	—	(6,776)

Income before income taxes	54,800	73,265	35,709	(108,974)	54,800
Provision for income taxes	7,941	—	—	—	7,941

Net income	46,859	73,265	35,709	(108,974)	46,859
Less: Net income attributable to noncontrolling interest	(181)	—	—	—	(181)

Net income attributable to Arch Coal	$46,678	$73,265	$35,709	$(108,974)	$46,678

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$224,644	$390,313	$—	$614,957

Costs, expenses and other
Cost of coal sales	1,462	174,376	323,972	(10,520)	489,290
Depreciation, depletion and amortization	967	32,122	38,301	—	71,390
Amortization of acquired sales contracts, net	—	—	78	—	78
Selling, general and administrative expenses	10,613	1,719	13,109	(1,412)	24,029
Change in fair value of coal derivatives and coal trading activities, net	—	(3,342)	—	—	(3,342)
Costs related to acquisition of Jacobs Ranch	791	—	—	—	791
Other operating expense (income), net	(6,421)	(24,171)	3,043	11,932	(15,617)

	7,412	180,704	378,503	—	566,619

Income from investment in subsidiaries	50,455	—	—	(50,455)	—

Income from operations	43,043	43,940	11,810	(50,455)	48,338

Interest expense, net:
Interest expense	(25,526)	(746)	(17,253)	13,734	(29,791)
Interest income	1,429	144	12,560	(13,734)	399

	(24,097)	(602)	(4,693)	—	(29,392)

Income before income taxes	18,946	43,338	7,117	(50,455)	18,946
Benefit from income taxes	(6,270)	—	—	—	(6,270)

Net income	25,216	43,338	7,117	(50,455)	25,216
Less: Net income attributable to noncontrolling interest	(31)	—	—	—	(31)

Net income attributable to Arch Coal	$25,185	$43,338	$7,117	$(50,455)	$25,185

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$846,351	$1,504,523	$—	$2,350,874

Costs, expenses and other
Cost of coal sales	8,554	591,692	1,239,893	(66,675)	1,773,464
Depreciation, depletion and amortization	2,270	142,961	123,904	—	269,135
Amortization of acquired sales contracts, net	—	—	26,005	—	26,005
Selling, general and administrative expenses	60,139	5,500	29,226	(5,356)	89,509
Change in fair value of coal derivatives and coal trading activities, net	—	12,296	—	—	12,296
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(8,124)	(84,031)	5,120	72,031	(15,004)

	62,839	626,841	1,424,148	—	2,113,828

Income from investment in subsidiaries	282,794	—	—	(282,794)	—

Income from operations	219,955	219,510	80,375	(282,794)	237,046

Interest expense, net:
Interest expense	(102,996)	(2,104)	(53,241)	50,435	(107,906)
Interest income	7,293	283	44,747	(50,435)	1,888

	(95,703)	(1,821)	(8,494)	—	(106,018)

Other non-operating expense
Loss on early extinguishment of debt	—	—	(6,776)	—	(6,776)

	—	—	(6,776)	—	(6,776)

Income before income taxes	124,252	217,689	65,105	(282,794)	124,252
Provision for income taxes	12,889	—	—	—	12,889

Net income	111,363	217,689	65,105	(282,794)	111,363
Less: Net income attributable to noncontrolling interest	(325)	—	—	—	(325)

Net income attributable to Arch Coal	$111,038	$217,689	$65,105	$(282,794)	$111,038

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Coal Sales	$—	$683,240	$1,167,369	$—	$1,850,609

Costs, expenses and other
Cost of coal sales	2,957	527,647	1,005,640	(32,307)	1,503,937
Depreciation, depletion and amortization	2,725	97,255	113,098	—	213,078
Amortization of acquired sales contracts, net	—	—	(92)	—	(92)
Selling, general and administrative expenses	38,245	5,523	31,262	(4,260)	70,770
Change in fair value of coal derivatives and coal trading activities, net	—	(10,328)	—	—	(10,328)
Costs related to acquisition of Jacobs Ranch	7,166	—	—	—	7,166
Other operating (income) expense, net	(8,318)	(60,185)	3,795	36,567	(28,141)

	42,775	559,912	1,153,703	—	1,756,390

Income from investment in subsidiaries	122,025	—	—	(122,025)	—

Income from operations	79,250	123,328	13,666	(122,025)	94,219

Interest expense, net:
Interest expense	(60,561)	(1,951)	(52,577)	44,623	(70,466)
Interest income	12,348	654	38,905	(44,623)	7,284

	(48,213)	(1,297)	(13,672)	—	(63,182)

Income (loss) before income taxes	31,037	122,031	(6)	(122,025)	31,037
Benefit from income taxes	(9,590)	—	—	—	(9,590)

Net income (loss)	40,627	122,031	(6)	(122,025)	40,627
Less: Net loss attributable to noncontrolling interest	11	—	—	—	11

Net income (loss) attributable to Arch Coal	$40,638	$122,031	$(6)	$(122,025)	$40,638

Condensed Consolidating Balance Sheets
September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,790	$52	$61,911	$—	$63,753
Receivables	31,181	13,124	250,858	(384)	294,779
Inventories	—	78,081	140,877	—	218,958
Other	58,132	110,652	17,150	—	185,934

Total current assets	91,103	201,909	470,796	(384)	763,424

Property, plant and equipment, net	9,583	1,795,993	1,497,452	—	3,303,028
Investment in subsidiaries	4,429,088	—	—	(4,429,088)	—
Intercompany receivables	(1,755,561)	470,943	1,284,618	—	—
Other	661,403	320,423	11,508	(225,000)	768,334

Total other assets	3,334,930	791,366	1,296,126	(4,654,088)	768,334

Total assets	$3,435,616	$2,789,268	$3,264,374	$(4,654,472)	$4,834,786

Liabilities and Stockholders’ Equity
Accounts payable	$9,317	$64,478	$98,486	$—	$172,281
Accrued expenses and other current liabilities	43,119	34,543	129,311	(384)	206,589
Current maturities of debt and short-term borrowings	4,218	—	135,116	—	139,334

Total current liabilities	56,654	99,021	362,913	(384)	518,204

Long-term debt	1,086,690	—	676,780	(225,000)	1,538,470
Asset retirement obligations	579	30,690	291,756	—	323,025
Accrued pension benefits	23,837	4,562	35,746	—	64,145
Accrued postretirement benefits other than pension	16,136	—	29,473	—	45,609
Accrued workers’ compensation	10,709	13,669	3,848	—	28,226
Other noncurrent liabilities	43,962	23,706	52,390	—	120,058

Total liabilities	1,238,567	171,648	1,452,906	(225,384)	2,637,737
Redeemable noncontrolling interest	10,173	—	—	—	10,173
Stockholders’ equity	2,186,876	2,617,620	1,811,468	(4,429,088)	2,186,876

Total liabilities and stockholders’ equity	$3,435,616	$2,789,268	$3,264,374	$(4,654,472)	$4,834,786

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$54,255	$64	$6,819	$—	$61,138
Receivables	16,339	15,574	199,457	—	231,370
Inventories	—	75,126	165,650	—	240,776
Other	28,741	101,407	23,350	—	153,498

Total current assets	99,335	192,171	395,276	—	686,782

Property, plant and equipment, net	7,783	1,809,340	1,549,063	—	3,366,186
Investment in subsidiaries	4,127,075	—	—	(4,127,075)	—
Intercompany receivables	(1,679,003)	232,076	1,446,927	—	—
Other	455,972	317,486	14,170	—	787,628

Total other assets	2,904,044	549,562	1,461,097	(4,127,075)	787,628

Total assets	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Liabilities and Stockholders’ Equity
Accounts payable	$12,828	$41,066	$74,508	$—	$128,402
Accrued expenses and other current liabilities	54,957	36,394	144,510	—	235,861
Current maturities of debt and short-term borrowings	134,012	—	133,452	—	267,464

Total current liabilities	201,797	77,460	352,470	—	631,727

Long-term debt	585,441	—	954,782	—	1,540,223
Asset retirement obligations	927	29,253	274,914	—	305,094
Accrued pension benefits	29,001	4,742	34,523	—	68,266
Accrued postretirement benefits other than pension	15,046	—	28,819	—	43,865
Accrued workers’ compensation	10,595	14,448	4,067	—	29,110
Other noncurrent liabilities	44,287	27,213	26,743	—	98,243

Total liabilities	887,094	153,116	1,676,318	—	2,716,528
Redeemable noncontrolling interest	8,962	—	—	—	8,962
Stockholders’ equity	2,115,106	2,397,957	1,729,118	(4,127,075)	2,115,106

Total liabilities and stockholders’ equity	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(224,066)	$404,836	$275,910	$456,680

Investing Activities
Capital expenditures	(3,942)	(141,825)	(75,816)	(221,583)
Proceeds from dispositions of property, plant and equipment	—	178	74	252
Purchases of investments and advances to affiliates	(12,671)	(4,069)	—	(16,740)
Additions to prepaid royalties	—	(20,880)	(2,835)	(23,715)

Cash used in investing activities	(16,613)	(166,596)	(78,577)	(261,786)

Financing Activities
Proceeds from the issuance of long-term debt	500,000	—	—	500,000
Repayments of long-term debt, including redemption premium	—	—	(505,627)	(505,627)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(120,000)	—	1,663	(118,337)
Net payments on other debt	(9,794)	—	—	(9,794)
Debt financing costs	(11,901)	—	(729)	(12,630)
Dividends paid	(47,121)	—	—	(47,121)
Issuance of common stock under incentive plans	339	—	—	339
Contribution from non-controlling interest	—	—	891	891
Transactions with affiliates, net	(123,309)	(238,252)	361,561	—

Cash provided by (used in) financing activities	188,214	(238,252)	(142,241)	(192,279)

Increase (decrease) in cash and cash equivalents	(52,465)	(12)	55,092	2,615
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138

Cash and cash equivalents, end of period	$1,790	$52	$61,911	$63,753

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(120,471)	$198,300	$168,614	$246,443

Investing Activities
Capital expenditures	(2,450)	(170,818)	(106,765)	(280,033)
Proceeds from dispositions of property, plant and equipment	—	776	30	806
Purchases of investments and advances to affiliates	(8,000)	(2,353)	—	(10,353)
Additions to prepaid royalties	—	(20,465)	(2,409)	(22,874)
Reimbursement of deposits on equipment	—	—	3,209	3,209

Cash used in investing activities	(10,450)	(192,860)	(105,935)	(309,245)
Financing Activities
Proceeds from the issuance of long-term debt	584,784	—	—	584,784
Proceeds from the sale of common stock	326,452	—	—	326,452
Net increase (decrease) in borrowings under lines of credit and commercial paper program	95,000	—	(90,655)	4,345
Net payments on other debt	(13,276)	—	—	(13,276)
Debt financing costs	(29,456)	—	(140)	(29,596)
Dividends paid	(40,347)	—	—	(40,347)
Issuance of common stock under incentive plans	84	—	—	84
Transactions with affiliates, net	(23,070)	(5,437)	28,507	—

Cash provided by (used in) financing activities	900,171	(5,437)	(62,288)	832,446

Increase in cash and cash equivalents	769,250	3	391	769,644
Cash and cash equivalents, beginning of period	67,737	61	2,851	70,649

Cash and cash equivalents, end of period	$836,987	$64	$3,242	$840,293

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
Overview
     We are one of the largest coal producers in the United States. We sell substantially all of our coal to power plants, steel mills and industrial facilities. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants, steel mills and export facilities located in the United States. We also export coal, particularly the metallurgical coal that is used in the steel industry, but, increasingly, steam coal as well.
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
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region is very low in sulfur content and has a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically is low in sulfur content and varies in heat content. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal we mine from both surface and underground mines in this region generally has a high heat content and low sulfur content. In addition, we may sell a portion of the coal we produce in the Central Appalachia region as metallurgical coal, which has high heat content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the prices at which we sell metallurgical coal to customers in the steel industry generally exceed the prices for steam coal offered by power plants and industrial users.
     Growth in domestic and global coal demand combined with declining domestic coal production have positively impacted coal markets during 2010. Year-to-date U.S. power generation increased approximately 4% through the third week of October, in response to improving economic conditions, as well as favorable weather trends across most regions of the U.S. We estimate that U.S. steam coal consumption grew by 6.5% through September 2010, driven by the increase in power generation as well as improving industrial demand. Growth in global coal demand has also positively influenced the U.S. coal markets. After a slowing of the metallurgical coal markets earlier in the third quarter, the markets appear to have rebounded, and Chinese met coal imports increased in September. We expect that 2010 U.S. coal exports will improve over 2009 levels, linked primarily to increased demand for metallurgical coal.
     Conversely, U.S. coal production has declined more than 6 million tons through the first nine months of 2010, according to data released by MSHA, including a 12 million ton decline in Central Appalachia. We expect the Central Appalachia supply pressures to create growth potential for other coal basins, particularly the Powder River Basin. Coal production in the Powder River Basin increased 2 million tons through September 30, 2010, and forward prices for Powder River Basin coal have improved since the beginning of the year.

Items Affecting Comparability of Reported Results
     We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. All employees were safely evacuated in both events. The resumption of mining required us to render the mine’s atmosphere inert, ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We restarted the longwall system on September 9, 2010, and resumed production at normalized levels by the end of September. As a result of the outages in the second and third quarters, the Dugout Canyon mine incurred a loss of $10.4 million for the three months ended September 30, 2010, and $28.9 million for the nine months ended September 30, 2010. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.
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
     On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. We used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium, the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Summary. Our improved results during the third quarter of 2010, when compared to the third quarter of 2009, were primarily generated from increased sales volumes, including an increase in metallurgical coal volumes sold. Higher interest and other financing costs partially offset the benefit from these factors, as did a decrease in revenues from other operating sources.
     Revenues. The following table summarizes information about coal sales for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

	Three Months Ended		Increase (Decrease)
	September 30		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$874,705	$614,957	$259,748	42.2%
Tons sold	44,173	29,338	14,835	50.6%
Coal sales realization per ton sold	$19.80	$20.96	$(1.16)	(5.5)%
     Coal sales increased in the third quarter of 2010 from the third quarter of 2009 due to an increase in tons sold in the Powder River Basin and Central Appalachia regions. Our coal sales realizations per ton were lower in the 2010 quarter as the impact on our average selling price of the increased Powder River Basin volumes offset the benefit from an increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2010 and compares them with the information for the three months ended September 30, 2009:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$651,853	$489,290	$(162,563)	(33.2)%
Depreciation, depletion and amortization	92,857	71,390	(21,467)	(30.1)
Amortization of acquired sales contracts, net	10,038	78	(9,960)	N/A
Selling, general and administrative expenses	26,999	24,029	(2,970)	(12.4)
Change in fair value of coal derivatives and coal trading activities, net	1,832	(3,342)	(5,174)	(154.8)
Costs related to acquisition of Jacobs Ranch	—	791	791	100.0
Other operating income, net	(7,221)	(15,617)	(8,396)	(53.8)

	$776,358	$566,619	$(209,739)	(37.0)%

     Cost of coal sales. Our cost of coal sales increased in the third quarter of 2010 from the third quarter of 2009 primarily due to the higher sales volumes discussed above, partially offset by a lower average cost per ton sold, resulting from the impact of the increased Powder River Basin volumes, as well as lower per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the third quarter of 2009, higher depreciation and amortization costs in the third quarter of 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.
     Selling, general and administrative expenses. The increase in selling, general and administrative expenses from the third quarter of 2009 to the third quarter of 2010 is due primarily to compensation-related costs. In particular, our improved results resulted in higher costs of $2.5 million in 2010 related to our incentive compensation plans when compared to 2009.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. During the third quarter of 2010, rising coal prices resulted in losses on derivative positions and trading activities, compared with weaker market conditions in the third quarter of 2009, which resulted in gains.
     Other operating income, net. The decrease in net other operating income from the third quarter of 2009 is primarily the result of a decrease in income from contract settlements and bookout transactions, partially offset by an increase in income from our investment in Knight Hawk of $1.9 million.
     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2010 and compares it with information for the three months ended September 30, 2009:

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	36,129	21,528	14,601	67.8%
Coal sales realization per ton sold (1)	$12.12	$12.26	$(0.14)	(1.1)%
Operating margin per ton sold (2)	$1.41	$0.95	$0.46	48.4%

Western Bituminous
Tons sold (in thousands)	4,024	4,560	(536)	(11.8)%
Coal sales realization per ton sold (1)	$30.66	$29.08	$1.58	5.4%
Operating margin per ton sold (2)	$3.61	$3.51	$0.10	2.8%

Central Appalachia
Tons sold (in thousands)	4,020	3,250	770	23.7%
Coal sales realization per ton sold (1)	$69.29	$59.77	$9.52	15.9%
Operating margin per ton sold (2)	$13.34	$5.47	$7.87	143.9%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2010, transportation costs per ton were $0.07 for the Powder River Basin, $3.64 for the Western Bituminous region and $4.40 for Central Appalachia. For the three months ended September 30, 2009, transportation costs per ton were $0.17 for the Powder River Basin, $3.44 for the Western Bituminous region and $1.52 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

     Powder River Basin — The increase in sales volume in the Powder River Basin in the third quarter of 2010 when compared with the third quarter of 2009 resulted primarily from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal also had an impact on sales volumes. Sales prices decreased during the third quarter of 2010 when compared with the third quarter of 2009 primarily reflecting the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower sulphur dioxide emission allowance pricing. On a per-ton basis, operating margins in the third quarter of 2010 increased from the third quarter of 2009 due to a decrease in per-ton costs, which offset the impact of the lower per-ton sales prices. The decrease in per-ton costs resulted primarily from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, increased base production volumes and a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, sales volumes in the third quarter of 2010 decreased when compared to the depressed sales volume levels in the third quarter of 2009 due primarily to the production outage at the Dugout Canyon mine for a substantial part of the quarter. Sales volumes in the third quarter of 2009 were affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. We have recently completed construction of a preparation plant at the West Elk mine to address quality issues that could result from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations improved only slightly in 2010, due to ongoing soft steam coal market conditions in the region. Slightly higher per-ton operating margins in the third quarter of 2010 were the result of the higher realizations but were mostly offset by the impact of the production outage at the Dugout Canyon mine.
     Central Appalachia — The increase in sales volumes in the third quarter of 2010, when compared with the third quarter of 2009, was due to the improvement in the metallurgical coal markets. We sold 1.4 million tons into metallurgical markets in the third quarter of 2010 compared to 0.5 million tons in the third quarter of 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations, as did the higher pricing on metallurgical tons sold, compared to the third quarter of 2009. The benefit from higher per-ton realizations drove the substantial improvement in our operating margins over the third quarter of 2009, partially offset by slightly higher production and sales-sensitive costs.
     Net interest expense. The following table summarizes our net interest expense for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

			Increase (Decrease) in Net
	Three Months Ended September 30		Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(37,698)	$(29,791)	$(7,907)	(26.5)%
Interest income	927	399	528	132.3%

	$(36,771)	$(29,392)	$(7,379)	(25.1)%

     The increase in net interest expense in the third quarter of 2010 compared to the third quarter of 2009 is primarily due to an increase in average debt outstanding due to the issuance of the 8.75% senior notes in the third quarter of 2009 to finance the acquisition of the Jacobs Ranch mining complex and the issuance of the 7.25% senior notes on August 9, 2010. The proceeds from the issuance 7.25% senior notes were used to redeem a portion of the 6.75% senior notes on September 8, 2010.
     Other non-operating expense. The following table summarizes our other non-operating expense for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

	Three Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Loss on early extinguishment of debt	$(6,776)	$—	$(6,776)	N/A
          Amounts reported as non-operating consist of income or expense resulting from our financing activities, other than interest costs. The loss on early extinguishment of debt relates to the redemption of $500 million in principal amount of the 6.75% senior notes. The loss includes the payment of $5.6 million of redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended September 30, 2010 and compares it with information for the three months ended September 30, 2009:

	Three Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$7,941	$(6,270)	$(14,211)	(226.7)%
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Summary. Our improved results during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009, were generated from increased sales volumes, including an increase in metallurgical coal volumes sold, lower production costs and the gain on the Knight Hawk transaction. Higher selling, general and administrative costs, unrealized losses on coal derivatives and higher interest and financing costs partially offset the benefit from these factors.
     Revenues. The following table summarizes information about coal sales for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$2,350,874	$1,850,609	$500,265	27.0%
Tons sold	120,319	87,888	32,431	36.9%
Coal sales realization per ton sold	$19.54	$21.06	$(1.52)	(7.2)%
     Coal sales increased in 2010 from 2009, primarily due to an increase in tons sold in the Powder River Basin region, resulting from the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009, as well as an increase in regional demand in the third quarter of 2010. Our coal sales realizations per ton were lower in 2010 as lower pricing in the Powder River Basin and the impact on our average selling price of the higher Powder River Basin volumes offset the benefit of an increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2010 and compares them with the information for the nine months ended September 30, 2009:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,773,464	$1,503,937	$(269,527)	(17.9)%
Depreciation, depletion and amortization	269,135	213,078	(56,057)	(26.3)%
Amortization of acquired sales contracts, net	26,005	(92)	(26,097)	N/A
Selling, general and administrative expenses	89,509	70,770	(18,739)	(26.5)%
Change in fair value of coal derivatives and coal trading activities, net	12,296	(10,328)	(22,624)	(219.1)%
Gain on Knight Hawk transaction	(41,577)	—	41,577	N/A
Costs related to acquisition of Jacobs Ranch	—	7,166	7,166	100.0%
Other operating income, net	(15,004)	(28,141)	(13,137)	(46.7)%

	$2,113,828	$1,756,390	$(357,438)	(20.4)%

     Cost of coal sales. Our cost of coal sales increased in 2010 from 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact of a lower average cost per-ton sold, due to the impact of the increased Powder River Basin volumes as well as lower per-ton production costs in our Western regions. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with 2009, higher depreciation and amortization costs in 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.

     Selling, general and administrative expenses. The increase in selling, general and administrative expenses in 2010 is due primarily to compensation-related costs and a contribution to the Arch Coal Foundation of $5.0 million in 2010. In particular, our improved results were the primary driver of higher costs of approximately $7.5 million in 2010 related to our incentive compensation plans when compared to 2009. Costs related to our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments, also increased $3.9 million.
     Change in fair value of coal derivatives and coal trading activities, net. Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. During 2010, rising coal prices resulted in losses on derivative positions and trading activities, compared with weaker market conditions in 2009, which resulted in gains.
     Gain on Knight Hawk Transaction. The gain was recognized on our exchange of Illinois Basin reserves for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.
     Other operating income, net. The decrease in net other operating income in 2010 from 2009 is primarily the result of a decrease in income from contract settlements and bookout transactions of $16.1 million, a decrease in income from outlease royalties of $1.4 million and a decrease in transloading fees of $1.0 million, partially offset by an increase in income from our investment in Knight Hawk of $4.3 million.
     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2010 and compares it with information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	97,725	65,964	31,761	48.1%
Coal sales realization per ton sold (3)	$11.90	$12.70	$(0.80)	(6.3)%
Operating margin per ton sold (4)	$1.02	$1.00	$0.02	2.0%

Western Bituminous
Tons sold (in thousands)	12,149	11,987	162	1.4%
Coal sales realization per ton sold (3)	$29.90	$29.00	$0.90	3.1%
Operating margin per ton sold (4)	$3.10	$0.14	$2.96	N/A

Central Appalachia
Tons sold (in thousands)	10,445	9,937	508	5.1%
Coal sales realization per ton sold (3)	$69.12	$60.08	$9.04	15.0%
Operating margin per ton sold (4)	$13.56	$6.77	$6.79	100.3%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine months ended September 30, 2010, transportation costs per ton were $0.08 for the Powder River Basin, $3.27 for the Western Bituminous region and $5.33 for Central Appalachia. For the nine months ended September 30, 2009, transportation costs per ton were $0.14 for the Powder River Basin, $2.94 for the Western Bituminous region and $2.36 for Central Appalachia.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in 2010 when compared with 2009 resulted from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal in the third quarter of 2010 also had an impact on sales volumes. Decreases in sales prices during 2010 when compared with 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable. On a per-ton basis, operating margins in 2010 were flat, as the effect of lower sales prices was offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in 2010, sales volumes increased slightly compared to 2009. Sales volumes in 2009 were affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. We have recently completed construction of a preparation plant at the West Elk mine to address quality issues that could result from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in 2010, partially offset by the impact of the two outages at the Dugout Canyon mine in 2010.
     Central Appalachia — The slight increase in sales volumes in 2010, when compared with 2009, was due to the improvement in metallurgical coal demand, partially offset by weaker steam coal demand. We sold 3.8 million tons into metallurgical markets in 2010 compared to 1.2 million tons in 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations, as did the higher pricing on metallurgical tons sold, compared to 2009. The benefit from higher per-ton realizations in 2010, net of sales sensitive costs, drove the improvement in our operating margins over 2009.
     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(107,906)	$(70,466)	$(37,440)	(53.1)%
Interest income	1,888	7,284	(5,396)	(74.1)

	$(106,018)	$(63,182)	$(42,836)	(67.8)%

     The increase in net interest expense in 2010 compared to 2009 is primarily due to an increase in outstanding senior notes due to the issuance of the 8.75% senior notes in the third quarter of 2009 to finance the acquisition of the Jacobs Ranch mining complex and the issuance of the 7.25% senior notes on August 9, 2010. The proceeds from the issuance 7.25% senior notes were used to redeem a portion of the 6.75% senior notes on September 8, 2010.
     In 2009, we recorded interest income of $6.1 million related to a black lung excise tax refund that we recognized in the fourth quarter of 2008.
     Other non-operating expense. The following table summarizes our other non-operating expense for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Loss on early extinguishment of debt	$(6,776)	$—	$(6,776)	(100)%
     Amounts reported as non-operating consist of income or expense resulting from our financing activities, other than interest costs. The loss on early extinguishment of debt relates to the redemption of $500 million in principal amount of the 6.75% senior notes. The loss includes the payment of $5.6 million of redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium.
     Income taxes. Our effective income tax rate is sensitive to changes in estimates of annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the nine months ended September 30, 2010 and compares it with information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$12,889	$(9,590)	$(22,479)	(234.4)%
     The income tax provision in 2010 includes a tax benefit of $4.0 million related to the recognition of tax benefits based on settlements with taxing authorities.
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
          In the nine months ended September 30, 2010, we were able to generate record levels of operating cash flows which, when combined with control on capital spending, enabled us to pay down our borrowings under our lines of credit and commercial paper program by approximately $100.0 million in the third quarter of 2010. At September 30, 2010, our debt-to-capitalization ratio (defined as total debt divided by the sum of total debt and equity) was 43%, a decrease of 3 percentage points from the beginning of the year, and our availability under lines of credit was $890.1 million.
          On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. We used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. As a result of the refinancing, we reduced our 2013 principal maturities by more than half.
          Interest is payable on the 7.25% senior notes on April 1 and October 1 of each year, commencing April 1, 2011. The notes are guaranteed by most of our subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. If we fail to meet a coverage ratio test as defined in the indenture, our ability to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to us; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets would be limited.
          At any time on or after October 1, 2015, we may redeem some or all of the notes. The redemption price reflected as a percentage of the principal amount is: 103.625% for notes redeemed between October 1, 2015 and September 30, 2016; 102.417% for notes redeemed between October 1, 2016 and September 30, 2017; 101.208% for notes redeemed between October 1, 2017 and September 30, 2018; and 100% for notes redeemed on or after October 1, 2018. In addition, at any time and from time to time, prior to October 1, 2013, on one or more occasions, we may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 107.250%. Upon a change of control, holders of notes have the right to require us to repurchase all of their senior notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.
          On March 19, 2010, we entered into an amendment to our $860.0 million secured revolving credit facility. The amendment allows for us to make intercompany loans to our subsidiary, Arch Western Resources LLC (“AWR”), without drawing down the existing loan from AWR to us. We had no borrowings outstanding under the revolving credit facility at September 30, 2010 and $120.0 million at December 31, 2009. At September 30, 2010, we had availability $860.0 million under the revolving credit facility. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in AWR. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at September 30, 2010.
     On February 24, 2010, we entered into an amendment of our $175.0 million accounts receivable securitization program revising certain terms to expand the pool of receivables included in the program. Under the program, eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and currently expires on February 23, 2011. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. We had $79.4 million of borrowings outstanding under the program at September 30, 2010 and $84.0 million outstanding at December 31, 2009. We also had letters of credit outstanding under the securitization program of $65.5 million as of September 30, 2010. At September 30, 2010, we had availability of approximately $30 million under the accounts receivable securitization program. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011. We had commercial paper outstanding of $55.7 million at September 30, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $450.0 million of 6.75% senior notes due on July 1, 2013, subsequent to the redemption discussed previously. The notes are guaranteed by AWR and certain of its subsidiaries and are secured by an intercompany note from Arch Coal, Inc. to AWR. The indenture under which the notes were issued contains certain restrictive covenants that limit AWR’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The notes may be redeemed as follows: at 101.125% of par for notes redeemed between July 1, 2010 and June 30, 2011, and at 100% for notes redeemed on or after July 1, 2011.
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

     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$456,680	$246,443
Investing activities	(261,786)	(309,245)
Financing activities	(192,279)	832,446
     Cash provided by operating activities increased in 2010 compared to 2009, primarily as a result of our increased profits during the year, driven primarily by higher sales volumes.
     Cash used in investing activities in 2010 was $47.5 million less than in 2009, primarily due to a $58.5 million reduction in capital expenditures. During 2010, we made payments of $93.1 million on our Montana leases and spent $25.4 million on the new preparation plant at the West Elk mine that we mentioned previously. In 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming.
     Cash used in financing activities was $192.3 million during 2010, compared to cash provided by financing activities of $832.4 million during 2009. As mentioned previously, we used the net proceeds from the offering of the 7.25% notes and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We also repaid approximately $118 million under our various financing arrangements during 2010, compared to maintaining level debt levels under these arrangements during 2009. We paid financing costs of $12.6 million in 2010.
     In 2009, we sold 19.55 million shares of our common stock at a public offering price of $17.50 per share and issued $600 million in aggregate principal amount of 8.750% senior unsecured notes due 2016. Total net proceeds from these transactions were $896.8 million. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex, which closed on October 1, 2009. We paid financing costs of $29.6 million in 2009.
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended
	September 30
	2010	2009
Ratio of earnings to combined fixed charges and preference dividends	2.10	1.41
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At September 30, 2010, based on our expected production levels and current sales commitments, we have committed substantially all of our 2010 production, with 5 million tons not yet priced. Arch has uncommitted volumes of 30 million to 40 million tons in 2011, and uncommitted volumes of 70 million to 80 million tons in 2012, with roughly 15 million tons committed but not yet priced in both 2011 and 2012.
          We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2010. With respect to our coal trading portfolio at September 30, 2010, the potential for loss of future earnings resulting from changing coal prices was insignificant. The estimated future realization of the value of the trading portfolio is $1.4 million for the remainder of 2010, $4.6 million in 2011 and $(0.8) million in 2012.

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
          During the nine months ended September 30, 2010, VaR ranged from under $0.1 million to $0.8 million. The linear mean of each daily VaR was $0.3 million. The final VaR at September 30, 2010 was $0.7 million.
          We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 60 million to 70 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At September 30, 2010, the Company had protected the price of approximately 67% of its expected purchases for the remainder of fiscal year 2010 and 55% for fiscal year 2011, mostly through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At September 30, 2010, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $4.3 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
          We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2010, of our $1.7 billion principal amount of debt outstanding, approximately $135 million of outstanding borrowings have interest rates that fluctuate based on changes in the respective market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $1.4 million, based on borrowing levels at September 30, 2010.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Mingo Logan filed a motion for summary judgment with the district court on July 17, 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February decision. By a series of motions, the United States obtained extensions and stays of the obligation to respond to the motion in the wake of its letters to the Corps dated September 3 and October 16, 2009 (discussed below). By order dated April 22, 2010, the District Court stayed the case as to Mingo Logan until the earlier of either six months or the completion of the U.S. Environmental Protection Agency’s (the “EPA”) proposed action to deny Mingo Logan the right to use its Corps’ permit (as discussed below).

     On September 24, 2010, EPA Region 3 issued a “Recommended Determination” to the EPA Administrator recommending that EPA prohibit the placement of fill material in two of the three watersheds for which filling is approved under the current Section 404 permit. On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviews the “Recommended Determination” issued by EPA Region 3. By order dated November 2, 2010, the District Court extended the stay until February 22, 2011.
Potential EPA Prohibitions Related to Water Discharges from the Spruce Permit
     As described in our Annual Report on Form 10-K for the year ended December 31, 2009, by letter of September 3, 2009, the EPA asked the Corps to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, the EPA issued its “Proposed Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404 c of the Clean Water Act. The EPA accepted written comments on its proposed action (sometimes known as a “veto proceeding”), through June 4, 2010 and conducted a public hearing, as well, on May 18, 2010. We submitted comments on the action during this period. On September 24, 2010, EPA Region 3 issued a “Recommended Determination” to the EPA Administrator recommending that the EPA prohibit the placement of fill material in two of the three watersheds for which filling is approved under the current Section 404 permit. The EPA is required to consult with us, along with the Corps and the State of West Virginia, prior to issuing a final decision. By separate action, Mingo Logan sued the EPA on April 2, 2010 in federal court in Washington, D.C. seeking a ruling that the EPA has no authority under the Clean Water Act to veto a previously issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)). The EPA has moved to dismiss that action, and we have responded to that motion. The motion is now pending before the Court.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 for more information about some of the additional proceedings and litigation in which we are involved.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2010, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2010. Based on the closing price of our common stock as reported on the New York Stock Exchange on November 5, 2010, the approximate dollar value of our common stock that may yet be purchased under this program was $309.2 million.
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

     Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Coal or our subsidiaries, for the three-month period ended September 30, 2010:
•	Section 104 Citations: Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Section 104(b) Orders: Total number of orders issued under section 104(b) of the Mine Act;

•	Section 104(d) Citations/Orders: Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

					Total Dollar Value
					of Proposed MSHA
	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Assessments
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	(in thousands)(2)

Power River Basin:
Black Thunder	1	—	—	—	$2
Coal Creek	—	—	—	—	$—
Western Bituminous:
Arch of Wyoming	—	—	—	—	$1
Dugout Canyon	8	—	—	—	$2
Skyline	14	—	—	—	$14
Sufco	5	—	4	1	$1
West Elk	22	—	—	—	$78
Central Appalachia:
Coal-Mac	10	—	—	—	$11
Cumberland River	29	—	—	—	$22
Lone Mountain	38	—	2	—	$37
Mountain Laurel	40	—	—	—	$48
Arch Coal Terminal	—	—	—	—	$1

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before October 25, 2010, for citations and orders occurring during the three-month period ended September 30, 2010.
     For the three-month period ended September 30, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended September 30, 2010, none of our mining complexes experienced a mining-related fatality.
     As of September 30, 2010, we had a total of ninety-three matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended September 30,

2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.
     In evaluating the above information regarding mine safety and health, investors should take into account factors such as: (i) the number of citations and orders will vary depending on the size of a coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process are often reduced in severity and amount, and are sometimes dismissed.
Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
4.1
Indenture, dated August 9, 2010, by and among Arch Coal, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Arch Coal, Inc.’s Current Report on Form 8-K filed on August 9, 2010).

4.2
First Supplemental Indenture, dated August 9, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to Arch Coal, Inc.’s Current Report on Form 8-K filed on August 9, 2010).

4.3	Form of 7 1/4% Senior Notes due 2020 (included in Exhibit 4.2).

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

10.2*
Arch Coal, Inc. 1997 Stock Incentive Plan (as amended and restated on October 21, 2010) (incorporated herein by reference to Exhibit 10.1 to Arch Coal, Inc.’s Current Report on Form 8-K filed on October 27, 2010).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

101
Interactive Data File (Form 10-Q for the quarter ended September 30, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Denotes management contract or compensatory plan arrangement.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler John T. Drexler
Senior Vice President and Chief Financial Officer

November 9, 2010