Form 10-K
period 2010-12-31
ARCH COAL INC
filed 2011-03-01
CIK 1037676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers and treasury shares) as of June 30, 2010 was approximately $3.2 billion.

On February 22, 2011, 162,474,101 shares of the company’s common stock, par value $0.01 per share, were outstanding.

Portions of the company’s definitive proxy statement for the annual stockholders’ meeting to be held on April 28, 2011 are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	29
ITEM 1B.	UNRESOLVED STAFF COMMENTS	40
ITEM 2.	PROPERTIES	40
ITEM 3.	LEGAL PROCEEDINGS	43
ITEM 4.	RESERVED	45
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	48
ITEM 6.	SELECTED FINANCIAL DATA	50
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	72
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	72
ITEM 9A.	CONTROLS AND PROCEDURES	72
ITEM 9B.	OTHER INFORMATION	72
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	72
ITEM 11.	EXECUTIVE COMPENSATION	72
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	72
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	73
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	73
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	73
EX-4.7
EX-4.10
EX-10.7
EX-10.40
EX-10.41
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption “Glossary of Selected Mining Terms” on page 28 of this report. Unless the context otherwise requires, all references in this report to “Arch,” “we,” “us,” or “our” are to Arch Coal, Inc. and its subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:

•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our credit facility and other financing arrangements;

•	the availability and cost of surety bonds;

•	failure by Magnum Coal Company, which we refer to as Magnum, a subsidiary of Patriot Coal Corporation, to satisfy certain below-market contracts that we guarantee;

•	our ability to manage the market and other risks associated with certain trading and other asset optimization strategies;

•	terrorist attacks, military action or war;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us; and

•	the other factors affecting our business described below under the caption “Risk Factors.”

All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See Items 1A “Risk Factors,” 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS.

Introduction

We are one of the world’s largest coal producers. For the year ended December 31, 2010 we sold approximately 162.8 million tons of coal, including approximately 6.9 million tons of coal we purchased from third parties, representing roughly 15% of U.S. coal supply. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2010, we operated, or contracted out the operation of, 23 active mines located in each of the major low-sulfur coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal to most of the major coal-fueled power plants, industrial facilities and steel mills located within the United States and on four continents worldwide.

Significant federal and state environmental regulations affect the demand for coal. Existing environmental regulations limiting the emission of certain impurities caused by coal combustion and new regulations have had, and are likely to continue to have, a considerable impact on our business. For example, certain federal and state environmental regulations currently limit the amount of sulfur dioxide that may be emitted as a result of combustion. As a result, we focus on mining, processing and marketing coal with low sulfur content.

Despite these and other regulations, we expect worldwide coal demand to increase over time, particularly in developing countries such as China and India, where electricity demand is increasing at a much faster rate than in developed parts of the world. Although the global economic recession has had a significant impact on certain regions, we expect worldwide energy demand to increase over the next 20 years. As a result of its availability, stability and affordability, coal is likely to satisfy a large portion of that demand.

Our History

We were organized in Delaware in 1969 as Arch Mineral Corporation. In July 1997, we merged with Ashland Coal, Inc., a subsidiary of Ashland Inc. that was formed in 1975. As a result of the merger, we became one of the largest producers of low-sulfur coal in the eastern United States.

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

On October 1, 2009, we acquired Rio Tinto’s Jacobs Ranch mine complex in the Powder River Basin of Wyoming, which included 345 million tons of low-cost, low-sulfur coal reserves, and integrated it into the Black Thunder mine.

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

Heat Value.  In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, ranging from lignite, subbituminous, bituminous and anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value, nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to 13,000 Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.

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

All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 83% consist of compliance coal, while an additional 6% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Higher sulfur coal can be burned in plants equipped with sulfur-dioxide emission reduction technology, such as scrubbers, and in facilities that blend compliance and noncompliance coal.

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

The Coal Industry

Global Coal Supply and Demand.  Recovery from the 2008 upheaval in the global financial markets continued in 2010. Growth rates varied in 2010 in both emerging market economies and advanced market economies, as countries worked to rebalance their reliance on domestic consumption against export demand growth. Recovering international coal demand led to a substantial rise in the gobal demand for coal from the United States during 2010.

Coal is traded globally and can be transported to demand centers by ship, rail, barge, and truck. Worldwide coal production approximated 6.9 billion tonnes in 2009, up from 6.7 billion tonnes in 2008, according to the International Energy Agency (IEA). China remains the largest producer of coal in the world, producing over

2.97 billion tonnes in 2009, according to the IEA. China is followed in coal production by the USA at approximately 919 million tonnes and India at nearly 526 million tonnes. China’s coal exports have dwindled to approximately 20 million tonnes per year and imports have increased to over 160 million tones per year in 2010 as domestic demands exceed domestic supply. Japan maintained its ranking as the top importer of coal with 183 million tonnes in 2009, followed by China and South Korea at 118 million tonnes.

International demand for coal continues to be driven by growth in electrical power generation. Coal remains the leading fuel for power generation in the IEA’s World Energy Outlook scenarios. Coal’s share of global electricity generation remains between 41% and 43% through 2035 in the Current Policies Scenario. Growth is most significant in non-OECD countries where electricity from coal grows from approximately 46% of total electricity generation in 2008 to approximately 50% in 2035. China is the world’s largest consumer of coal, and China and India together account for 72% of the new coal-fired generation currently under construction and expected to come online in the next five years.

Metallurgical or coking coal is used in the steel making process. The steel industry uses metallurgical coal, which is distinguishable from other types of coal by its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Coal is used in nearly 70% of global steel production. In 2010, approximately 1.395 billion tonnes of steel was produced, which represented a recovery of 15% over 2009 reduced levels.

Supplying the global power and steel markets are Australia, historically the world’s largest coal exporter with exports of approximately 300 million tonnes in 2010, as well as Indonesia, Russia, United States, Colombia, and South Africa. Indonesia, in particular, has seen substantial growth in its coal exports in the last few years; however, its growing domestic energy demand may result in a decrease in exports as it moves toward greater self-sufficiency. Total U.S. exports were 81 million tonnes in 2010. As global economic conditions continue to improve and growth accelerates, putting pressure on global coal supply networks, we expect the demand for U.S. coal exports to continue to grow.

U.S. Coal Consumption.  In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.0 billion tons in 2010, according to the Energy Information Administration’s (EIA) Short Term Energy Outlook. Although full-year data for 2010 is not yet available, coal consumption has improved over what was lost during the global downturn that affected U.S. coal consumption in 2009. In 2010, coal consumption in the United States improved through stronger electricity demand driven by both a recovering economy and favorable weather.

The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual	Estimated	Forecast			Annual Growth
Sector	2005	2010	2011	2020	2035	2009-2035
	(Tons, in millions)

Electric power	1,037	977	950	986	1,129	0.7%
Other industrial	60	47	48	49	47	0.1%
Coke plants	23	21	22	22	18	0.6%
Residential/commercial	4	3	3	3	3	−0.2%
Coal-to-liquids	—	—	—	16	105	n/a

Total U.S. coal consumption	1,126	1,048	1,022	1,076	1,302	1.0%

Source:	EIA Annual Energy Outlook 2011

 EIA Short Term Energy Outlook (January 2011)

 EIA Monthly Energy Review (December 2010)

According to the EIA, coal accounted for approximately 45% of U.S. electricity generation in 2010, and based on a projected 25% growth in electricity demand, coal consumption is expected to grow about 19% by 2035, reaching 1.1 billion tons. These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account subsequent market conditions. Historically, coal has been considerably less expensive than natural gas or oil.

The following chart shows the breakdown of U.S. electricity generation by energy source for 2010, according to the EIA:

Source: EIA Monthly Flash Estimate of Electric Power Data (January 2011).

Average prices for oil in the United States increased during 2010 following the effects of the worldwide economic recession. Historically, volatile oil prices and global energy security concerns have increased interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be further refined to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Currently, there are only a limited number of projects moving forward because of lower oil and natural gas prices.

U.S. Coal Production.  The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there are over 200 billion tons of recoverable coal in the United States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for approximately 200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.1 billion tons in 2010.

Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Illinois Basin.

Major regions in the West include the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408 million tons in 1994 to an estimated 636 million tons in 2010, as competitive mining costs and regulations limiting sulfur-dioxide emissions have continued to increase demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.

Regions in the East include the north, central and southern Appalachian regions. According to the EIA, coal produced in the Appalachian region decreased from 445 million tons in 1994 to an estimated 338 million tons in 2010 primarily as a result of the depletion of economically attractive reserves, permitting issues and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%.

The Illinois Basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. According to the EIA, coal produced in the interior region decreased from 180 million tons in 1994 to approximately 105 million tons in 2010. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. Other coal-producing states in the interior include Arkansas, Kansas, Louisiana, Mississippi, Missouri, North Dakota, Oklahoma and Texas.

U.S. Coal Exports and Imports.  U.S exports increased substantially over 2009, supported by recovering global economies and continued growth in Chinese and Indian steel markets in particular. This is a trend we expect to continue. Because of this, we believe that the United States will continue to be an increasingly important supplier of coal to the global marketplace in the near term.

Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption, and this remained the case in 2010. According to the EIA, coal imports increased from 9 million tons in 1994 to an estimated 19 million tons in 2010. Imports did reach close to 36 million tons in 2007, but have fallen since then. The decline is mostly attributed to more competitive pricing for domestic coal and stronger demand from non-U.S. markets for seaborne coal. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We do not expect imports to be significant in 2011 and beyond, as more and more global coal will likely be directed to Asia.

Coal Mining Methods

The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.

Surface Mining.  We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under “Our Mining Operations — General.” In 2010, approximately 85% of the coal that we produced came from surface mining operations.

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

The following diagram illustrates a typical dragline surface mining operation:

Underground Mining.  We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations in the table “Our Mining Operations — General.” In 2010, approximately 15% of the coal that we produced came from underground mining operations.

Our underground mines are typically operated using one or both of two different mining techniques: longwall mining and room-and-pillar mining.

Longwall Mining.  Longwall mining involves using mechanical shearer to extract coal from long rectangular blocks of medium to thick seams. Ultimate seam recovery using longwall mining techniques can exceed 75%. In longwall mining, we use continuous miners to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion. In 2010, approximately 14% of the coal that we produced came from underground mining operations generally using longwall mining techniques.

The following diagram illustrates a typical underground mining operation using longwall mining techniques:

Room-and-Pillar Mining.  Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous miners to cut the coal and shuttle cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 40% of the total coal in a seam. Higher seam recovery rates can be achieved if retreat mining is used. In retreat mining, coal is mined from the pillars as workers retreat. As retreat mining occurs, the roof is allowed to collapse in a controlled fashion. We currently conduct retreat mining in certain underground mines at our Cumberland River and Lone Mountain mining complexes. In 2010, the quantities of coal we recovered from retreat mining represented an insignificant portion of our total coal production. Once we finish mining in an area, we generally abandon that area and seal it from the rest of the mine.

The following diagram illustrates our typical underground mining operation using room-and-pillar mining techniques:

Coal Preparation and Blending.  We crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes. Each of our mining operations in the Central Appalachia region and a few of our mines in the Western Bituminous region use a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users. In 2010, our preparation plants processed approximately 80% to 85% of the raw coal we produced in the Central Appalachia region. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations, including coal produced by third parties, in order to achieve a more suitable product.

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

Our Mining Operations

General.  At December 31, 2010, we operated, or contracted out the operation of, 23 active mines at 11 mining complexes located in the United States. We have three reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin, the Western Bituminous region and the Central Appalachia region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional distinctions have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2010, 2009 and 2008 contained in Note 22 beginning on page F-39.

Our operations in the Powder River Basin are located in Wyoming and include two surface mining complexes (Black Thunder and Coal Creek). Our operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mining complexes (Dugout Canyon, Skyline, Sufco and West Elk) and one surface mining complex (Arch of Wyoming). Our operations in the Central Appalachia region are located in southern West Virginia, eastern Kentucky and southwestern Virginia and include four mining complexes (Coal-Mac, Cumberland River, Lone Mountain and Mountain Laurel).

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

The following map shows the locations of our mining operations:

The following table provides a summary of information regarding our active mining complexes at December 31, 2010, the total sales associated with these complexes for the years ended December 31, 2008, 2009 and 2010 and the total reserves associated with these complexes at December 31, 2010. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included in the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

								Total Cost
								of Property,
								Plant and
								Equipment
	Captive	Contract	Mining		Tons Sold(2)			at December 31,	Assigned
Mining Complex	Mines(1)	Mines(1)	Equipment	Railroad	2008	2009	2010	2010	Reserves
					(Million tons)			($ in millions)	(Million tons)

Powder River Basin:
Black Thunder	S	—	D, S	UP/BN	88.5	81.2	116.2	$1,039.2	1,405.7
Coal Creek	S	—	D, S	UP/BN	11.5	9.8	11.4	149.0	184.8
Western Bituminous:
Arch of Wyoming	S	—	L	UP	0.2	0.1	0.1	22.8	14.8
Dugout Canyon	U	—	LW, CM	UP	4.3	3.2	2.3	138.4	10.8
Skyline	U	—	LW, CM	UP	3.3	2.8	2.9	164.3	17.1
Sufco	U	—	LW, CM	UP	7.4	6.6	6.1	225.3	56.5
West Elk	U	—	LW, CM	UP	5.3	4.0	4.8	466.9	63.7
Central Appalachia:
Coal-Mac	S	U	L, E	NS/CSX	3.7	2.9	3.2	177.3	33.5
Cumberland River	S(1), U(3)	U(4)	L, CM, HW	NS	2.4	1.6	1.5	144.7	29.9
Lone Mountain	U(3)	—	CM	NS/CSX	2.7	2.2	2.1	209.8	30.5
Mountain Laurel	U	S(2)	L, LW, CM	CSX	4.3	4.4	5.1	466.9	80.9

Totals					133.6	118.8	155.7	$3,204.6	1,928.1

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern-Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner
HW = Highwall miner

(1)	Amounts in parentheses indicate the number of captive and contract mines at the mining complex at December 31, 2010. Captive mines are mines that we own and operate on land owned or leased by us. Contract mines are mines that other operators mine for us under contracts on land owned or leased by us.

(2)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

Powder River Basin

Black Thunder.  Black Thunder is a surface mining complex located on approximately 33,800 acres in Campbell County, Wyoming. The Black Thunder mining complex extracts steam coal from the Upper Wyodak and Main Wyodak seams. The Black Thunder mining complex shipped 116.2 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1,405.7 billion tons of proven and probable reserves at December 31, 2010. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190.0 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

The Black Thunder mining complex currently consists of seven active pit areas and three loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.

Coal Creek.  Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek mining complex shipped 11.4 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 184.8 million tons of proven and probable reserves at December 31, 2010. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50.0 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

Western Bituminous

Arch of Wyoming.  Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The Arch of Wyoming complex currently consists of one active surface mine and four inactive mines located on approximately 58,000 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam. The Arch of Wyoming complex shipped 0.1 million tons of coal in 2010.

We control a significant portion of the coal reserves associated with this complex through federal, state and private leases. The active Arch of Wyoming mining operations had approximately 14.8 million tons of proven and probable reserves at December 31, 2010. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.

The active Arch of Wyoming mining operations currently consist of one active pit area. We ship all of the coal raw to our customers via the Union Pacific railroad and by truck. We do not process the coal mined at this complex.

Dugout Canyon.  Dugout Canyon mine is an underground mining complex located on approximately 18,572 acres in Carbon County, Utah. The Dugout Canyon mining complex has extracted steam coal from the Rock Canyon and Gilson seams. The Dugout Canyon mining complex shipped 2.3 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 10.8 million tons of proven and probable reserves at December 31, 2010. The coal seam currently being mined will sustain current production levels until approximately mid-2012, at which point we will need to transition to another coal seam to continue mining.

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

Skyline.  Skyline is an underground mining complex located on approximately 13,230 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam. The Skyline mining complex shipped 2.9 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 17.1 million tons of proven and probable reserves at December 31, 2010. The reserve area currently being mined will sustain current production levels through 2012, at which point we plan to transition to a new reserve area in order to continue mining.

The Skyline complex currently consists of a longwall, two continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.

Sufco.  Sufco is an underground mining complex located on approximately 27,550 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam. The Sufco mining complex shipped 6.1 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 56.5 million tons of proven and probable reserves at December 31, 2010. The coal seam currently being mined will sustain current production levels through 2020, at which point a new coal seam will have to be accessed in order to continue mining.

The Sufco complex currently consists of a longwall, three continuous miner sections and a loadout facility located approximately 80 miles from the mine. We ship all of the coal raw to our customers via the Union Pacific railroad or by highway trucks. Processing at the mine site consists of crushing and sizing. The rail loadout facility is capable of loading an 11,000-ton train in less than three hours.

West Elk.  West Elk is an underground mining complex located on approximately 17,900 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam. The West Elk mining complex shipped 4.8 million tons of coal in 2010.

We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 63.7 million tons of proven and probable reserves at December 31, 2010. Without the addition of more coal reserves, the current reserves will sustain current production levels through 2019 before annual output starts to significantly decline.

The West Elk complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. In 2010, we finished constructing a new coal preparation plant with supporting coal handling facilities at the West Elk mine site. The loadout facility can load an 11,000-ton train in less than three hours.

Central Appalachia

Coal-Mac.  Coal-Mac is a surface and underground mining complex located on approximately 46,800 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal-Mac mining complex extract steam coal primarily from the Coalburg and Stockton seams. Underground mining operations at the Coal-Mac mining complex extract steam coal from the Coalburg seam. The Coal-Mac mining complex shipped 3.2 million tons of coal in 2010.

We control a significant portion of the coal reserves through private leases. The Coal-Mac mining complex had approximately 33.5 million tons of proven and probable reserves at December 31, 2010. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2020 before annual output starts to significantly decline.

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

Cumberland River.  Cumberland River is an underground and surface mining complex located on approximately 19,940 acres in Wise County, Virginia and Letcher County, Kentucky. Surface mining operations at the Cumberland River mining complex extract steam coal from approximately 20 different coal seams from the Imboden seam to the High Splint No. 14 seam. Underground mining operations at the Cumberland River mining complex extract steam and metallurgical coal from the Imboden, Taggart Marker, Middle Taggart, Upper Taggart, Owl, and Parsons seams. The Cumberland River mining complex shipped 1.5 million tons of coal in 2010.

We control a significant portion of the coal reserves through private leases. The Cumberland River mining complex had approximately 29.9 million tons of proven and probable reserves at December 31, 2010. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2017 before annual output starts to significantly decline.

The complex currently consists of seven underground mines (three captive, four contract) operating seven continuous miner sections, one captive surface operation, one captive highwall miner, a preparation plant and a loadout facility. We ship approximately one-third of the coal raw. We process the remaining two-thirds of the coal through a 750-ton-per-hour preparation plant before shipping it to our customers via the Norfolk Southern railroad. The loadout facility can load a 12,500-ton train in less than four hours.

Lone Mountain.  Lone Mountain is an underground mining complex located on approximately 22,000 acres in Harlan County, Kentucky and Lee County, Virginia. The Lone Mountain mining complex extracts steam and metallurgical coal from the Kellioka, Darby and Owl seams. The Lone Mountain mining complex shipped 2.1 million tons of coal in 2010.

We control a significant portion of the coal reserves through private leases. The Lone Mountain mining complex had approximately 30.5 million tons of proven and probable reserves at December 31, 2010. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2020 before annual output starts to significantly decline.

The complex currently consists of three underground mines operating a total of seven continuous miner sections. We convey coal mined in Kentucky to Virginia before we process it through a 1,200-ton-per-hour preparation plant. We then ship the coal to our customers via the Norfolk Southern or CSX railroad. The loadout facility can load a 12,500-ton unit train in less than four hours.

Mountain Laurel.  Mountain Laurel is an underground and surface mining complex located on approximately 38,280 acres in Logan County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract steam and metallurgical coal from the Cedar Grove and Alma seams. Surface mining operations at the Mountain Laurel mining complex extract coal from a number of different splits of the Five Block, Stockton and Coalburg seams. The Mountain Laurel mining complex shipped 5.1 million tons of coal in 2010.

We control a significant portion of the coal reserves through private leases. The Mountain Laurel mining complex had approximately 80.9 million tons of proven and probable reserves at December 31, 2010. The longwall mine is expected to operate through at least 2017 and potentially longer. In addition, the existing reserve base should support continuous miner operations for many years beyond that date.

The complex currently consists of one underground mine operating a longwall and a total of five continuous miner sections, two contract surface operations, a preparation plant and a loadout facility. We process most of the coal through a 2,100-ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.

Sales, Marketing and Trading

Overview.  Coal prices are influenced by a number of factors and vary materially by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use and mine operating costs. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region.

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

Our sales, marketing and trading functions are principally based in St. Louis, Missouri and consist of sales and trading personnel, transportation and distribution personnel, quality control personnel and contract administration personnel as well as revenue management. In addition to selling coal produced in our mining complexes, from time to time we purchase and sell coal mined by others, some of which we blend with coal produced from our mines. We focus on meeting the needs and specifications of our customers rather than just selling our coal production.

Customers.  In 2010, we sold coal to domestic customers located in 39 different states. The majority of those customers operate power plants, steel mills and industrial facilities located throughout the United States. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States. For the year ended December 31, 2010, we derived approximately 20% of our total coal revenues from sales to our three largest customers — Tennessee Valley Authority, Ameren Corporation and Tuco — and approximately 40% of our total coal revenues from sales to our 10 largest customers. During 2010, we also exported coal to customers located throughout countries in North America, Europe, South America, and Asia. Coal sales revenue from export sales approximated $471.5 million for 2010, $194.4 million for 2009 and $486.1 million for 2008. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

Long-Term Coal Supply Arrangements

As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2010, we sold approximately 77% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms up to 7 years. At December 31, 2010, the average volume-weighted remaining term of our long-term contracts was approximately 2.57 years, with remaining terms ranging from one to seven years. At December 31, 2010, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 255 million tons.

We typically sell coal to customers under long-term arrangements through a “request-for-proposal” process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations, such as the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act, that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.

Certain of our contracts contain index provisions that change the price based on changes in market based indices and or changes in economic indices. Certain of our contracts contain price re-opener provisions that may allow a party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within a specified range of prices. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. In addition, certain of our contracts contain clauses that may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations that impact their operations.

Coal quality and volumes are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed, although in some cases the volume specified may vary depending on the customer consumption requirements. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash and moisture content as well as others. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.

Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers, during the duration of events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts also generally provide that in the event a force majeure circumstance exceeds a certain time period, the unaffected party may have the option to terminate the purchase or sale in whole or in part. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.

In most of our contracts, we have a right of substitution (unilateral or subject to counterparty approval), allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same equivalent delivered cost.

In some of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, which result from our or our agents’ negligence, and for damage to our customer’s equipment due to non-coal materials being included with our coal while on our property.

Trading.  In addition to marketing and selling coal to customers through traditional coal supply arrangements, we seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of other marketing, trading and asset optimization strategies. From time to time, we may employ strategies to use coal and coal-related commodities and contracts for those commodities in order to manage and hedge volumes and/or prices associated with our coal sales or purchase commitments, reduce our exposure to the volatility of market prices or augment the value of our portfolio of traditional assets. These strategies may include physical coal contracts, as well as a variety of forward, futures or options contracts, swap agreements or other financial instruments.

We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see the section entitled “Quantitative and Qualitative Disclosures About Market Risk” for more information about the market risks associated with these strategies at December 31, 2010.

Transportation.  We ship our coal to domestic customers by means of railcars, barges, vessels or trucks, or a combination of these means of transportation. We generally sell coal used for domestic consumption free on board (f.o.b.) at the mine or nearest loading facility. Our domestic customers normally bear the costs of transporting coal by rail, barge or vessel.

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

Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern-Santa Fe railroad and the Union Pacific railroad. In the Western Bituminous region our customers are largely served by the Union Pacific railroad or by truck delivery. We generally transport coal produced at our Central Appalachian mining complexes via the CSX railroad or the Norfolk Southern railroad. Besides rail deliveries, some customers in the eastern United States rely on a river barge system. Our Arch Coal Terminal is located in Catlettsburg, Kentucky on a 111-acre site on the Big Sandy River above its confluence with the Ohio River. The terminal provides coal and other bulk material storage and can load and offload river barges and trucks at the facility. The terminal can provide up to 500,000 tons of storage and can load up to six million tons of coal annually for shipment on the inland waterways.

We generally sell coal to international customers at the export terminal, and we are usually responsible for the cost of transporting coal to the export terminals. We transport our coal to Atlantic or Pacific coast terminals or terminals along the Gulf of Mexico for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight. We may also sell coal to international customers delivered to an unloading facility at the destination country.

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

We recently acquired a 38% interest in Millennium Bulk Terminals — Longview, LLC (MBT), the owner of a bulk commodity terminal on the Columbia River near Longview, Washington. MBT is currently working to obtain the required approvals and necessary permits to complete dredging and other upgrades to enable coal, alumina and cementitious material shipments through the brownfield terminal. As currently proposed, the facility will handle the loading of 5 million tons of coal per year.

Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., Cloud Peak Energy, CONSOL Energy Inc., Massey Energy Company, Patriot Coal Corporation, and Peabody Energy Corp. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.

Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower, wind, solar and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.

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

Environmental and Other Regulatory Matters.

Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety and the environment, including protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties and other environmental resources identified during the permitting process. Reclamation is required during production and after mining has been completed. Materials used and generated by mining operations must also be managed according to applicable regulations and law. These laws have, and will continue to have, a significant effect on our production costs and our competitive position.

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

In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition or other authorized use. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly more difficult and expensive to obtain, and the application review processes are taking longer to complete and becoming increasingly subject to challenge, even after a permit has been issued.

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

In 1999, a federal court in West Virginia ruled that the stream buffer zone rule issued under SMCRA prohibited most excess spoil fills. While the decision was later reversed on jurisdictional grounds, the extent to which the rule applied to fills was left unaddressed. On December 12, 2008, OSM finalized a rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. On November 30, 2009, OSM announced that it would re-examine and reinterpret the regulations finalized eleven months earlier. We cannot predict how the regulations may change or how they may affect coal production, though there are reports that drafts of OSM’s preferred alternative rule would, if finalized, curtail surface mining operations in and near streams — especially in central Appalachia.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2010, we recorded $44.2 million of expense related to these reclamation fees.

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

The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2010, we have self-bonded an aggregate of approximately $406.2 million and have posted an aggregate of approximately $213.6 million in surety bonds for reclamation purposes. In addition, we had approximately $153.6 million of surety bonds and letters of credit outstanding at December 31, 2010 to secure workers’ compensation, coal lease and other obligations.

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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2010, we recorded $80.6 million of expense related to this excise tax.

We are committed to the safety of our employees. In 2010 we spent approximately $15.6 million on MINER Act compliance and other safety improvement matters. In addition, we are currently finalizing the installation and testing of a new $14 million two-way communication and tracking system in our underground mines. The installation and testing of this system is expected to be completed in June 2011.

Arch’s 2010 safety performance once again set a new record, surpassing our 2009 record year. Our lost-time incident rate was 0.46 incidents per 200,000 hours worked, a 35% improvement over 2009. In addition, we were honored with a national Sentinels of Safety certificate from the U.S. Department of Labor and eight state awards for outstanding safety practices in 2010.

One way we work towards meeting a zero injury rate is developing and maintaining strong safety programs. Our subsidiaries launched behavior-based safety programs in 2006, which expanded our employees’ involvement in our prevention process and in identifying at-risk behaviors before incidents occur. Since adopting these programs, our rates for total incidents and lost-time incidents have improved by approximately 57% and 63%, respectively. In addition, we routinely conduct regular safety drills and exercises with state safety and MSHA officials.

Clean Air Act.  The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as EPA’s June 22, 2010, (75 Fed Reg 35520) revision of the national ambient air quality standard for sulfur dioxide and a similar proposal announced on January 6, 2010 for ozone that is now expected to be finalized in July of 2011. Regulation of additional emissions such as carbon dioxide or other greenhouse gases as proposed or determined by EPA on October 27, October 30 and December 15, 2009 may eventually be applied to stationary sources such as coal-fueled power plants and industrial boilers (see discussion of Climate Change, below). This application could eventually reduce the demand for coal.

Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•	Acid Rain. Title IV of the Clean Air Act, promulgated in 1990, imposed a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fueled power plants with a capacity of more than 25-megawatts. Generally, the affected power plants have sought to comply with these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emissions allowances. Although we cannot accurately predict the future effect of this Clean Air Act provision on our operations, we believe that implementation of Phase II has been factored into the pricing of the coal market.

•	Particulate Matter. The Clean Air Act requires the U.S. Environmental Protection Agency, which we refer to as EPA, to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5). The EPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Those designations have been challenged. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. In addition, EPA has announced that it intends to propose a revision to the PM2.5 NAAQS in February of 2011 with a final regulation being promulgated in October of 2011. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

•	Ozone. Significant additional emission control expenditures will be required at coal-fueled power plants to meet the new NAAQS for ozone. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. For example, on March 27, 2008, EPA promulgated a new 75 parts per billion (ppb) ozone primary NAAQS. On September 16, 2009, EPA announced that it will reconsider the new standard, and on January 19, 2010, EPA proposed its reconsidered NAAQS (75 Fed Reg 2938), proposing to adopt a new, more stringent primary ambient air quality standard for ozone and to change the way in which the secondary standard is calculated. Should these NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.

•	NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program was designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.

•	Clean Air Interstate Rule. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. EPA proposed a revised transport rule on August 2, 2010, (75 Fed Reg 45209) and received thousands of comments on the proposal. The rule making is expected to be finalized in July of 2011 and it is possible that additional power plant controls may be required under the replacement rule, which may affect the market for coal.

•	Mercury. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, which we refer to as CAMR, and remanded it to the EPA for reconsideration. The EPA is reviewing the court decision and evaluating its impacts. Before the court decision, some states had either adopted CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than CAMR. CAMR, as promulgated, would have permanently capped and reduced mercury emissions from coal-fueled power plants by establishing mercury emissions limits from new and existing coal-fueled power plants and creating a market-based cap-and-trade program that was expected to reduce nationwide emissions of mercury in two phases. Under CAMR, coal-fueled power plants would have had until 2010 to cut mercury emission levels from 48 tons to 38 tons a year and until 2018 to bring that level down to 15 tons, a 69% reduction. On December 24, 2009, the EPA announced that it had recommended to the Office of Management and Budget an Information Collection Request that would require all US power plants with coal or oil-fired generating units to submit emissions information. With this information the EPA intends to propose standards for all air toxic emissions, including mercury, for coal and oil-fired units by March 10, 2011. The EPA hopes to make these new standards final by November 16, 2011. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Any such rules may adversely affect the demand for coal.

•	Regional Haze. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIP’s by December 17, 2007, that, among other things, was to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392), which could trigger Federal implementation plans. EPA has taken no enforcement action against states to finalize implementation plans. Nonetheless, this program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

•	New Source Review. A number of pending regulatory changes and court actions are affecting the scope of the EPA’s new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not yet known, we are unable to predict the magnitude of the impact.

Climate Change.  One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which establishes a binding set of emission targets for greenhouse gases. With Russia’s acceptance, the Kyoto Protocol became binding on all those countries that had ratified it in February 2005. The United States has refused to ratify the Kyoto Protocol. Although the Kyoto targets varied from country to country, the United States Kyoto Protocol target reductions of greenhouse gas emissions would be to 93% of 1990 levels. Following the Kyoto meeting, multiple Conferences of the Parties have been held. None to date, including the most recent Conference of the Parties in Cancun, Mexico, in late November and early December of 2010, have resulted in any mandatory reduction requirements for the United States, but any such future conference may do so.

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

For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. Other pending cases regarding greenhouse gases may affect the market for coal. In AEP v. Connecticut (582 F. 3d, 309, 2d Cir, 2009) the Second Circuit Court of Appeals held that States and private plaintiffs may maintain actions under federal common law alleging that five electric utilities have created a “public nuisance” by contributing to global warming, and may seek injunctive relief capping the utilities’ CO2 emissions at judicially-determined levels. However, the Supreme Court granted certiorari (10-174, US) on December 6, 2010, and argument has not yet been scheduled.

On October 27, 2009, the EPA announced how it will establish thresholds for phasing-in and regulating greenhouse gas emissions under various provisions of the Clean Air Act. Three days later, on October 30, 2009, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, and reporting of emissions from underground coal mines and coal suppliers was promulgated on July 12, 2010 (75 Fed Reg 39736). If as a result of these actions the EPA were to set emission limits for carbon dioxide from electric utilities or steel mills, the demand for coal could decrease.

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

We believe that a diverse suite of clean coal technologies represents an essential tool for ultimately stabilizing greenhouse gas concentrations in the atmosphere. As a result, we have invested in several projects seeking to advance a variety of clean coal technologies, and will continue to evaluate additional opportunities for potential investment. We currently own a 24% interest in DKRW Advanced Fuels LLC, which is developing a facility to convert coal into gasoline, while capturing much of the carbon dioxide produced in the conversion process for use in enhanced oil recovery (EOR) applications. In addition, we own a 35% interest in Tenaska Trailblazer Partners, LLC, which is planning to construct a pulverized coal-fueled electric generating station in West Texas targeting a post-combustion capture of 85% – 90% of the carbon dioxide.

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

Clean Water Act requirements that may directly or indirectly affect our operations include the following:

•	Wastewater Discharge. Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States, especially on selenium, sulfate and specific conductance. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. You should see Item 3 — Legal Proceedings for more information about certain regulatory actions pertaining to our operations.

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

Notwithstanding the additional environmental protections designed in the 2007 NWP 21, on July 15, 2009, the Corps proposed to immediately suspend the use of the NWP 21 in six Appalachian states, including West Virginia, Kentucky and Virginia where the Company conducts operations. In addition, in the same notice, the Corps proposed to modify the NWP 21 following the receipt and review of public comments to prohibit its further use in the same states during the remaining term of the permit which is March 12, 2012. On June 17, 2010, the Corps announced that it had suspended the use of NWP 21 in the same six states — it continues to be available elsewhere. The Corps’ decision, however, does not prevent the Company’s operations from seeking an individual permit under § 404 of the CWA, nor does it restrict an operation from utilizing another version of the nationwide permit authorized for small underground coal mines that must construct fills as part of their mining operations.

The use of nationwide permits to authorize stream impacts from mining activities has been the subject of significant litigation. You should see Item 3 — Legal Proceedings for more information about certain litigation pertaining to our permits.

Resource Conservation and Recovery Act.  The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management. In addition, Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In its 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion products generated at electric utility and independent power producing facilities, such as coal ash, and left the exemption in place. In May 2000, the EPA concluded that coal combustion products do not warrant regulation as hazardous waste under RCRA and again retained the hazardous waste exemption for these wastes. The EPA also determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion products disposed in surface impoundments and landfills and used as mine-fill. In March of 2007 the Office of Surface Mining and EPA proposed regulations regarding the management of coal combustion products. The EPA concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. A final rule has not been promulgated. Most state hazardous waste laws also exempt coal combustion products, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability. In another development regarding coal combustion wastes, EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. EPA is posting utility responses to the assessment on its web site as the responses are received. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.

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

Employees

At February 1, 2011, we employed a total of approximately 4,700 full and part-time employees, approximately 280 of whom are represented by the Scotia Employees Association. We believe that our relations with all employees are good.

Executive Officers

The following is a list of our executive officers, their ages as of February 22, 2011 and their positions and offices during the last five years:

Name	Age	Position

C. Henry Besten, Jr.	62	Mr. Besten has served as our Senior Vice President-Strategic Development since 2002.
John T. Drexler	41	Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as our Vice President-Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within our finance and accounting department.
John W. Eaves	53	Mr. Eaves has served as our President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director since February 2006. From 2002 to April 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc. and CoaLogix.
Sheila B. Feldman	56	Ms. Feldman has served as our Vice President-Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President-Human Resources and Public Affairs of Solutia Inc.
Robert G. Jones	54	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to August 2008.
Paul A. Lang	50	Mr. Lang has served as our Senior Vice President-Operations since December 2006. Mr. Lang served as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.
Steven F. Leer	58	Mr. Leer has served as our Chairman and Chief Executive Officer since April 2006. Mr. Leer served as our President and Chief Executive Officer from 1992 to April 2006. Mr. Leer also serves on the board of directors of the Norfolk Southern Corporation, USG Corp., the Business Roundtable, the BRT, the University of the Pacific and Washington University and is past chairman of the Coal Industry Advisory Board. Mr. Leer is a past chairman and continues to serve on the board of directors of the Center for Energy and Economic Development, the National Coal Council and the National Mining Association.
David B. Peugh	56	Mr. Peugh has served as our Vice President-Business Development since 1995.
Deck S. Slone	47	Mr. Slone has served as our Vice President-Government, Investor and Public Affairs since August 2008. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to August 2008.
David N. Warnecke	55	Mr. Warnecke has served as our Vice President-Marketing and Trading since August 2005. From June 2005 until March 2007, Mr. Warnecke served as President of our Arch Coal Sales Company, Inc. subsidiary, and from April 2004 until June 2005, Mr. Warnecke served as Executive Vice President of Arch Coal Sales Company, Inc. Prior to June 2004, Mr. Warnecke was Senior Vice President-Sales, Trading and Transportation of Arch Coal Sales Company, Inc.

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

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•	legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity to, capacity of and cost of transportation and port facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.

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

We mine coal at underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:

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

If any of these conditions or events occurs, particularly at our Black Thunder mining complex, which accounted for approximately 75% of the coal volume we sold in 2010, our coal mining operations may be disrupted, we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

Competition within the coal industry could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

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

In addition, during the mid-1970s and early 1980s, increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in additional production capacity throughout the industry, all of which led to increased competition and lower coal prices. Increases in coal prices over the past several years have encouraged the development of expanded capacity by coal producers and may continue to do so. Any resulting overcapacity and increased production could materially reduce coal prices and therefore materially reduce our revenues and profitability.

Decreases in demand for electricity resulting from economic, weather changes or other conditions could adversely affect coal prices and materially and adversely affect our results of operations.

Our coal is primarily used as fuel for electricity generation. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand. An economic slowdown can significantly slow the growth of electrical demand and could result in contraction of demand for coal. Declines in international prices for coal generally will impact U.S. prices for coal. During the past several years, international demand for coal has been driven, in significant part, by fluctuations in demand due to economic growth in China and India as well as other developing countries. Significant declines in the rates of economic growth in these regions could materially affect international demand for U.S. coal, which may have an adverse effect on U.S. coal prices.

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

In 2010, approximately 76% of the tons we sold were to domestic electric power generators. The amount of coal consumed for U.S. electric power generation is affected by, among other things:

•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power; and

•	technological developments, including those related to alternative energy sources.

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

Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof bolts we use in our underground mining operations depend on the price of scrap steel. We also use significant amounts of diesel fuel and tires for the trucks and other heavy machinery we use, particularly at our Black Thunder mining complex. If the prices of mining and other industrial supplies, particularly steel-based supplies, diesel fuel and rubber tires, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.

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

For the year ended December 31, 2010, we derived approximately 20% of our total coal revenues from sales to our three largest customers and approximately 40% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.

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

At December 31, 2010, we had consolidated indebtedness of approximately $1.6 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:

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

We have agreed to guarantee Magnum’s obligations to supply coal under certain coal sales contracts that we sold to Magnum. In addition, we have agreed to purchase coal from Magnum in order to satisfy our obligations under certain other contracts that have not yet been transferred to Magnum, the longest of which extends to the year 2017. If Magnum cannot supply the coal required under these coal sales contracts, we would be required to purchase coal on the open market or supply coal from our existing operations in order to satisfy our obligations under these contracts. At December 31, 2010, if we had purchased the 13 million tons of coal required under these contracts over their duration at market prices then in effect, we would have incurred a loss of approximately $427.1 million.

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

To dispose of mining overburden generated by our surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers. Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and one of them thereafter was dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention, which may have a favorable impact on our permits. The matter is pending before the U.S. District Court for the Southern District of West Virginia on Mingo Logan’s motion for summary judgment.

Changes in the legal and regulatory environment, particularly in light of developments in 2010, could complicate or limit our business activities, increase our operating costs or result in litigation.

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

For example, in April 2010, the EPA issued comprehensive guidance regarding the water quality standards that EPA believes should apply to certain new and renewed Clean Water Act permit applications for Appalachian surface coal mining operations. Under the EPA’s guidance, applicants seeking to obtain state and federal Clean Water Act permits for surface coal mining in Appalachia must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards. According to the EPA Administrator, the water quality standards set forth in the EPA’s guidance may be difficult for most surface mining operations to meet. Additionally, the EPA’s guidance contains requirements for the avoidance and minimization of environmental and mining impacts, consideration of the full range of potential impacts on the environment, human health and local communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. EPA’s guidance is subject to several pending legal challenges related to its legal effect and sufficiency including consolidated challenges pending in Federal District Court in the District of Columbia led by the National Mining Association. We may be required to meet these requirements in the future in order to obtain and maintain permits that are important to our Appalachian operations. We cannot give any assurance that we will be able to meet these or any other new standards.

In response to the April 2010 explosion at Massey Energy Company’s Upper Big Branch Mine and the ensuing tragedy, we expect that safety matters pertaining to underground coal mining operations will be the topic of new legislation and regulation, as well as the subject of heightened enforcement efforts. For example, federal and West Virginia state authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, both federal and West Virginia state authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may increase the costs associated with obtaining or maintain permits necessary to perform our mining operations or otherwise may prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

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

Our Properties

General

At December 31, 2010, we owned or controlled primarily through long-term leases approximately 100,132 acres of coal land in West Virginia, 107,812 acres of coal land in Wyoming, 98,982 acres of coal land in Illinois, 73,361 acres of coal land in Utah, 49,069 acres of coal land in Kentucky, 18,114 acres of coal land in Montana, 21,798 acres of coal land in New Mexico and 18,521 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana and Texas. We lease approximately 124,687 acres of our coal land from the federal government and approximately 36,570 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

Our executive headquarters occupy approximately 92,900 square feet of leased space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

We estimate that we owned or controlled approximately 4.4 billion tons of proven and probable recoverable reserves at December 31, 2010. Our coal reserve estimates at December 31, 2010 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2010:

Total Assigned Reserves

(Tons in millions)

	Total											Past Reserve
	Assigned			Sulfur Content				Reserve Control		Mining Method		Estimates
	Recoverable			(lbs. per million Btus)			As Received				Under-
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground	2007	2008

Wyoming	1,605	1,581	24	1,514	91	—	8,852	1,592	13	1,605	—	1,476	1,733
Montana	—	—	—	—	—	—	—	—	—	—	—	—	—
Utah	84	50	34	74	9	1	11,337	83	1	—	84	89	105
Colorado	64	52	12	64	—	—	11,278	64	—	—	64	71	75
Central App	175	165	10	59	111	5	12,779	168	7	77	98	176	167
Illinois	—	—	—	—	—	—	—	—	—	—	—	—	—

Total	1,928	1,848	80	1,711	211	6	9,397	1,907	21	1,682	246	1,812	2,080

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves

(Tons in millions)

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground

Wyoming	489	405	84	440	49	—	9,567	396	93	314	175
Montana	1,353	1,041	312	1,353	—	—	8,575	1,353	—	1,353	—
Utah	73	21	52	41	32	—	11,454	72	1	—	73
Colorado	45	37	8	45	—	—	11,384	45	—	—	45
Central App	193	125	68	33	122	38	12,843	137	56	29	164
Illinois	364	223	141	—	—	364	11,305	57	307	2	362

Total	2,517	1,852	665	1,912	203	402	9,623	2,060	457	1,698	819

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 81.5% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 6.3% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at the Cumberland River, Lone Mountain and Mountain Laurel mining complexes may also be used as metallurgical coal.

The carrying cost of our coal reserves at December 31, 2010 was $1.7 billion, consisting of $100.5 million of prepaid royalties and a net book value of coal lands and mineral rights of $1.6 billion.

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

At December 31, 2010, approximately 10.7% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

We leased approximately 36,679 acres of property to other coal operators in 2010. We received royalty income of $4.1 million in 2010 from the mining of approximately 1.8 million tons, $6.3 million in 2009 from the mining of approximately 2.2 million tons and $6.8 million in 2008 from the mining of approximately 3.1 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

In February 2009, the Fourth Circuit reversed the District Court. The Fourth Circuit held that the Corps’ jurisdiction under Section 404 of the Clean Water Act is limited to the narrow issue of the filling of jurisdictional waters. The court also held that the Corps’ findings of no significant impact under the National Environmental Policy Act and no significant degradation under the Clean Water Act are entitled to deference. Such findings entitle the Corps to avoid preparing an environmental impact statement, the absence of which was one issue on appeal. These holdings also validated the type of mitigation projects proposed by our operations to minimize impacts and comply with the relevant statutes. Finally, the Fourth Circuit found that stream segments, together with the sediment ponds to which they connect, are unitary “waste treatment systems,” not “waters of the United States,” and that the Corps’ had not exceeded its authority in permitting them.

The Ohio Valley Environmental Coalition sought rehearing before the entire appellate court, which was denied in May, 2009, and the decision was given legal effect in June 2009. An appeal to the U.S. Supreme Court was then filed in August 2009. On August 3, 2010 OVEC withdrew its appeal.

Mingo Logan filed a motion for summary judgment with the district court in July 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February 2009 decision. By a series of motions, the United States obtained extensions and stays of the obligation to respond to the motion in the wake of its letters to the Corps dated September 3 and October 16, 2009 (discussed below). By order dated April 22, 2010, the District Court stayed the case as to Mingo Logan for the shorter of either six months or the completion of the U.S. Environmental Protection Agency’s (the “EPA”) proposed action to deny Mingo Logan the right to use its Corps’ permit (as discussed below).

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviews the “Recommended Determination” issued by EPA Region 3. By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion. On January 13, 2011, EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit. The court has been notified of the Final Determination.

Additional information can be obtained from the U.S. District Court for the Southern District of West Virginia.

EPA Actions related to water discharges from the Spruce Permit

By letter of September 3, 2009, the EPA asked the Corps of Engineers to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps of Engineers advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, EPA issued its “Proposed Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404 c of the Clean Water Act. EPA accepted written comments on its proposed action (sometimes known as a “veto proceeding”), through June 4, 2010 and conducted a public hearing, as well, on May 18, 2010. We submitted comments on the action during this period. On September 24, 2010, EPA Region 3 issued a “Recommended Determination” to the EPA Administrator recommending that EPA prohibit the placement of fill material in two of the three watersheds for which filling is approved under the current Section 404 permit. Mingo Logan, along with the Corps, West Virginia DEP and the mineral owner, engaged in a consultation with EPA as required by the regulations, to discuss “corrective action” to address the “unacceptable adverse effects” identified. On January 13, 2011, EPA issued its “Final Determination” pursuant to Section 404(c) of the Clean Water Act to withdraw the specification of two of the three watersheds approved in the current Section 404 permit as a disposal site for dredged or fill material. By separate action, Mingo Logan sued EPA on April 2, 2010 in federal court in Washington, D.C. seeking a ruling that EPA has no authority under the Clean Water Act to veto a previously issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)). EPA moved to dismiss that action, and we responded to that motion. The court has been notified of the “Final Determination” and on February 23, 2011 entered a scheduling order for summary disposition of the case.

Clean Water Act Request for Information

In January 2008, we received a request from the EPA for certain information related to compliance with effluent limitations and water quality standards under Section 308 of the Clean Water Act applicable to our eastern mining complexes located in West Virginia, Virginia and Kentucky. The request focuses on our compliance with water quality standards and effluent limitations at numerous outfalls as identified in the various NPDES permits applicable to our eastern mining complexes for the period beginning on January 1, 2003 through January 1, 2008. The compliance reporting mechanism is contained in Discharge Monitoring Reports which are required to be prepared and submitted quarterly to state environmental agencies and contain detailed monthly compliance data. In July 2008, the EPA referred the request to the U.S. Department of Justice. We negotiated a compromise with the Department of Justice, the EPA, the West Virginia Department of Environmental Protection and Kentucky Energy and Environment Cabinet to fully and finally resolve the issues identified in the EPA’s Section 308 Request for Information. The compromise is contained in a consent decree which includes certain elements of injunctive relief and a penalty in the amount of $4 million. The consent decree must be approved by the U.S. District Court for the Southern District of West Virginia before it becomes effective.

ITEM 4.	RESERVED

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Coal or our subsidiaries, for the three-month and twelve-month periods ended December 31, 2010:

•	Section 104 Citations: Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Section 104(b) Orders: Total number of orders issued under section 104(b) of the Mine Act;

•	Section 104(d) Citations/Orders: Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

Three-Month Period Ended December 31, 2010

					Total Dollar Value of
	Section 104	Section 104(b)	Section 10k4(d)	Section 107(a)	Proposed MSHA
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	Assessments
					(In thousands)(2)

Power River Basin:
Black Thunder	—	—	—	—	$0
Coal Creek	—	—	—	—	$0
Western Bituminous:
Arch of Wyoming	—	—	—	—	$0.1
Dugout Canyon	17	1	3	1	$0
Skyline	8	—	1	—	$10.5
Sufco	6	—	2	—	$8.3
West Elk	10	—	1	—	$22.9
Central Appalachia:
Coal-Mac	—	—	—	—	$0.1
Cumberland River	29	—	2	1	22.7
Lone Mountain	36	—	—	—	$52.1
Mountain Laurel	50	—	—	—	$69.2
Arch Coal Terminal	—	—	—	—	$0

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I.

(2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before February 1, 2011 for citations and orders occurring during the three-month period ended December 31, 2010.

For the three-month period ended December 31, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended December 31, 2010, none of our mining complexes experienced a mining-related fatality.

Twelve-Month Period Ended December 31, 2010

					Total Dollar Value of
	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Proposed MSHA
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	Assessments
					(In thousands)(2)

Power River Basin:
Black Thunder	8	—	—	—	$19.5
Coal Creek	—	—	—	—	$2.2
Western Bituminous:
Arch of Wyoming	2	—	—	—	$1.4
Dugout Canyon	52	2	3	1	$90.1
Skyline	30	—	1	—	$42.2
Sufco	37	—	6	1	$94.4
West Elk	50	—	1	3	$332.4
Central Appalachia:
Coal-Mac	18	—	—	—	$19.7
Cumberland River	96	1	5	1	$307.4
Lone Mountain	174	1	8	—	$400.6
Mountain Laurel	134	1	—	—	$275.6
Arch Coal Terminal	—	—	—	—	$0.5

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I.

(2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before February 1, 2011 for citations and orders occurring during the twelve-month period ended December 31, 2010.

For the twelve-month period ended December 31, 2010 none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the twelve-month period ended December 31, 2010, we experienced one mining-related fatality at Lone Mountain.

As of December 31, 2010, we had a total of 106 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the twelve-month period ended December 31, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such twelve-month period.

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

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed and traded on the New York Stock Exchange under the symbol “ACI”. On February 28, 2011, our common stock closed at $33.53 on the New York Stock Exchange. On that date, there were approximately 8,455 holders of record of our common stock.

Holders of our common stock are entitled to receive dividends when they are declared by our board of directors. When dividends are declared on common stock, they are usually paid in mid-March, June, September and December. We paid dividends on our common stock totaling $63.4 million, or $0.39 per share, in 2010 and $55 million, or $0.36 per share, in 2009. There is no assurance as to the amount or payment of dividends in the future because they are dependent on our future earnings, capital requirements and financial condition. You should see the section entitled “Liquidity and Capital Resources” for more information about restrictions on our ability to declare dividends.

The following table sets forth for each period indicated the dividends paid per common share, the high and low sale prices of our common stock and the closing price of our common stock on the last trading day for each of the quarterly periods indicated.

	2010
	March 31	June 30	September 30	December 31

Dividends per common share	$0.09	$0.10	$0.10	$0.10
High	28.34	28.52	27.08	35.52
Low	20.07	19.26	19.09	24.20
Close	22.85	19.81	26.71	35.06

	2009
	March 31	June 30	September 30	December 31

Dividends per common share	$0.09	$0.09	$0.09	$0.09
High	20.63	19.94	24.10	25.86
Low	11.77	12.52	13.01	19.41
Close	13.37	15.37	22.13	22.25

Stock Price Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock with the cumulative total return on two indices: a peer group, consisting of CONSOL Energy, Inc., Alpha Natural Resources, Inc., Massey Energy Company and Peabody Energy Corp., and the Standard & Poor’s (S&P) 400 (Midcap) Index. The graph assumes that:

•	you invested $100 in Arch Coal common stock and in each index at the closing price on December 31, 2005;

•	all dividends were reinvested;

•	annual reweighting of the peer groups; and

•	you continued to hold your investment through December 31, 2010.

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

Comparison of 5 Year Cumulative Total Return*
Among Arch Coal, Inc., The S&P Midcap 400 Index and an Industry Peer Group

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

Arch Coal, Inc.	100.00	75.99	114.58	41.96	58.52	93.75
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
Industry Peer Group	100.00	91.92	169.45	66.43	136.93	173.81

Issuer Purchases of Equity Securities

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of December 31, 2010, we have purchased 3,074,200 shares of our common stock under this program. We did not purchase any shares of our common stock under this program during the quarter ended December 31, 2010. Based on the closing price of our common stock as reported on the New York Stock Exchange on February 28, 2011, there is approximately $366.3 million of our common stock that may yet be purchased under this program.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year Ended December 31
	2010	2009	2008	2007	2006
	(1) (2)	(3)		(4)	(5)
		(Amounts in thousands, except per share data)

Statement of Operations Data:
Coal sales revenue	$3,186,268	$2,576,081	$2,983,806	$2,413,644	$2,500,431
Change in fair value of coal derivatives and trading activities, net	(8,924)	12,056	55,093	7,292	—
Income from operations	323,984	123,714	461,270	230,631	338,095
Net income attributable to Arch Coal	158,857	42,169	354,330	174,929	260,931
Preferred stock dividends	—	—	—	(219)	(378)
Basic earnings per common share	$0.98	$0.28	$2.47	$1.23	$1.83
Diluted earnings per common share	$0.97	$0.28	$2.45	$1.21	$1.80
Balance Sheet Data:
Total assets	$4,880,769	$4,840,596	$3,978,964	$3,594,599	$3,320,814
Working capital	207,568	55,055	46,631	(35,370)	46,471
Long-term debt, less current maturities	1,538,744	1,540,223	1,098,948	1,085,579	1,122,595
Other long-term obligations	566,728	544,578	482,651	412,484	384,498
Arch Coal stockholders’ equity	2,237,507	2,115,106	1,728,733	1,531,686	1,365,594
Common Stock Data:
Dividends per share	$0.3900	$0.3600	$0.3400	$0.2700	$0.2200
Shares outstanding at year-end	162,605	162,441	142,833	143,158	142,179
Cash Flow Data:
Cash provided by operating activities	$697,147	$382,980	$679,137	$330,810	$308,102
Depreciation, depletion and amortization, including amortization of acquired sales contracts, net	400,672	321,231	292,848	242,062	208,354
Capital expenditures	314,657	323,150	497,347	488,363	623,187
Net proceeds from the issuance of long term debt	500,000	570,322	—	—	—
Net proceeds from the sale of common stock	—	326,452	—	—	—
Repayments of long term debt, including redemption premium	(505,627)	—	—	—	—
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(196,549)	(85,815)	13,493	133,476	192,300
Payments made to acquire Jacobs Ranch	—	(768,819)	—	—	—
Dividend payments	63,373	54,969	48,847	38,945	31,815
Operating Data:
Tons sold	162,763	126,116	139,595	135,010	134,976
Tons produced	156,282	119,568	133,107	126,624	126,015
Tons purchased from third parties	6,825	7,477	6,037	8,495	10,092

(1)	In the second quarter of 2010, we exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk Holdings, LLC (Knight Hawk), increasing our ownership to 42%. We recognized a pre-tax gain of $41.6 million on the transaction, representing the difference between the fair value and net book value of the coal reserves, adjusted for our retained ownership interest in the reserves through the investment in Knight Hawk.

(2)	On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. We used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We recognized a loss on the redemption of $6.8 million.

(3)	On October 1, 2009, we purchased the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $768.8 million. To finance the acquisition, the Company sold 19.55 million shares of its common stock and $600.0 million in aggregate principal amount of senior unsecured notes. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million.

(4)	On June 29, 2007, we sold select assets and related liabilities associated with our Mingo Logan — Ben Creek mining complex in West Virginia for $43.5 million. We recognized a net gain of $8.9 million in 2007 resulting from the sale.

(5)	On October 27, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the idling resulted in $30.0 million of lost profits during the first quarter of 2006, in addition to the effect of the idling and fire-fighting costs incurred during the fourth quarter of 2005 of $33.3 million. We recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the world’s largest coal producers by volume. We sell the majority of our coal as steam coal to power plants and industrial facilities. We also sell metallurgical coal used in steel production. The locations of our mines and access to export facilities enable us to ship coal to most of the major coal-fueled power plants, industrial facilities and steel mills located within the United States and on four continents worldwide. Our three reportable business segments are based on the low-sulfur U.S. coal producing regions in which we operate — the Powder River Basin, the Western Bituminous region and the Central Appalachia region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional distinctions have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.

The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region is very low in sulfur content and has a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically is low in sulfur content and varies in heat content. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal we mine from both surface and underground mines in this region generally has high heat content and low sulfur content. In addition, we may sell a portion of the coal we produce in the Central Appalachia region as metallurgical coal, which has high heat content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the prices at which we sell metallurgical coal to customers in the steel industry generally exceed the prices for steam coal offered by power plants and industrial users.

Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal markets during 2010. U.S. power generation increased more than 4% in 2010, in response to improving economic conditions, as well as favorable weather trends across most regions of the U.S. We estimate that U.S. steam coal consumption grew by 5.6% in 2010, driven by the increase in power generation as well as improving industrial demand. Growth in global coal demand, coupled with weather and infrastructure-driven supply constraints in major coal exporting countries, has also positively influenced the U.S. coal markets. As a result, U.S. coal exports reached 81 million tons in 2010, a 35% increase over 2009.

U.S. coal production overall increased 10 million tons in 2010, but declined by 12 million tons in Central Appalachia. Looking ahead, we expect continued supply pressures in Central Appalachia to create opportunities for other coal basins, particularly the Powder River Basin. Coal production in the Powder River Basin increased

11 million tons in 2010, and forward prices for Powder River Basin coal have improved since the beginning of 2010.

We expect growing global demand and continuing supply constraints in traditional coal exporting countries to continue to fuel seaborne coal markets for both metallurgical and steam coal from the U.S.

In January 2011, we took steps towards accomplishing our strategic objective of expanding Powder River Basin coal sales into the Asia-Pacific region. We acquired a 38% interest in Millennium Bulk Terminals-Longview, LLC (“Millennium Terminal”), which owns a brownfield bulk commodity terminal on the Columbia River near Longview, Washington, in exchange for $25.0 million plus additional consideration upon the completion of certain project milestones. Millennium Terminal continues to work on obtaining the required approvals and necessary permits to complete dredging and other upgrades to enable coal, alumina and cementitious material shipments through the terminal. We will control 38% of the terminal’s throughput and storage capacity to facilitate export shipments of coal off the west coast of the United States. The terminal is served by the Union Pacific and Burlington Northern Santa Fe railroads, which will provide us with access from our Powder River Basin and Western Bituminous regions, and eventually from our recently-acquired Montana reserves. We also entered into an agreement with Canadian Crown Corporation Ridley Terminals Inc. (“Ridley Terminal”), a coal and other bulk commodity marine terminal located near Prince Rupert, British Columbia, which provides us with direct, immediate access to the growing seaborne thermal market. The five-year agreement will give us throughput capacity at the terminal of up to 2 million metric tons of coal for 2011 and up to 2.5 million metric tons of coal for 2012 through 2015. Ridley Terminal has the capacity to load up to 12 million metric tons of coal annually, with expansion plans that could double the facility’s capacity by 2015.

Due to geologic issues at our Mountain Laurel mine in Central Appalachia, we anticipate our longwall at the mine will be idle until mid- to late- April 2011. The geologic challenges will require us to do additional work on the panel that had been in development, and we will instead move the longwall to a different panel as soon as development work is completed there. While the longwall is idle, we will have five continuous miner units operating at Mountain Laurel, which supply, in aggregate, approximately 30% of the mine’s output and we will also be able to ship from inventories on hand. While we expect the longwall outage at Mountain Laurel to have an impact on our first quarter results, we should be able to make up some of the production as 2011 progresses. We expect to ship approximately 7 million tons of metallurgical-quality coal in 2011.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2010, 2009 and 2008 is affected by the following significant items:

Dugout Canyon production suspensions — We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. All employees were safely evacuated in both events. The resumption of mining required us to render the mine’s atmosphere inert, ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We restarted the longwall system on September 9, 2010, and resumed production at normalized levels by the end of September. As a result of the outages in the second and third quarters, the Dugout Canyon mine incurred a loss of $29.3 million for the year ended December 31, 2010. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.

Gain on Knight Hawk transaction — In the second quarter of 2010, we exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk, increasing our ownership to 42%. We recognized a pre-tax gain of $41.6 million on the transaction, representing the difference between the fair value and net book value of the coal reserves, adjusted for our retained ownership interest in the reserves through the investment in Knight Hawk.

Refinancing of Senior Notes — On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. We used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium, the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.

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

Purchase of Jacobs Ranch mining operations — On October 1, 2009, we purchased the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquired operations included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex. We have achieved significant operating efficiencies by combining the two operations, including operational cost savings, administrative cost reductions and coal-blending optimization.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summary.  Our improved results during 2010 when compared to 2009 were generated from increased sales volumes, including an increase in metallurgical coal volumes sold, lower production costs and the gain on the Knight Hawk transaction. Higher selling, general and administrative costs, unrealized losses on coal derivatives and higher interest and financing costs partially offset the benefit from these factors.

Revenues.  The following table summarizes information about coal sales during the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)

Coal sales	$3,186,268	$2,576,081	$610,187	23.7%
Tons sold	162,763	126,116	36,647	29.1%
Coal sales realization per ton sold	$19.58	$20.43	$(0.85)	(4.2)%

Coal sales increased in 2010 from 2009, primarily due to an increase in tons sold in the Powder River Basin region, resulting from the acquisition of the Jacobs Ranch mining complex at the beginning of the fourth quarter of 2009 and the impact of an increase in metallurgical coal sales volumes. Our average coal sales realization per ton was lower in 2010, as the impact of changes in regional mix on our average selling price and lower pricing in the Powder River Basin offset the benefit of the increase in metallurgical coal sales volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)

Cost of coal sales	$2,395,812	$2,070,715	$(325,097)	(15.7)%
Depreciation, depletion and amortization	365,066	301,608	(63,458)	(21.0)
Amortization of acquired sales contracts, net	35,606	19,623	(15,983)	(81.5)
Selling, general and administrative expenses	118,177	97,787	(20,390)	(20.9)
Change in fair value of coal derivatives and coal trading activities, net	8,924	(12,056)	(20,980)	(174.0)
Gain on Knight Hawk transaction	(41,577)	—	41,577	N/A
Costs related to acquisition of Jacobs Ranch	—	13,726	13,726	100.0
Other operating income, net	(19,724)	(39,036)	(19,312)	(49.5)

	$2,862,284	$2,452,367	$(409,917)	(16.7)%

Cost of coal sales.  Our cost of coal sales increased in 2010 from 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact of a lower average cost per-ton sold, due to the impact of the changes in regional mix as well as lower per-ton production costs in all regions, exclusive of transportation and sales-sensitive costs. We have provided more information about our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with 2009, higher depreciation and amortization costs in 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.

Amortization of acquired sales contracts, net.  We acquired both above- and below-market sales contracts with a net fair value of $58.4 million with the Jacobs Ranch mining operation. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in 2010 is due primarily to compensation-related costs, an increase of legal fees of $1.9 million and a contribution to the Arch Coal Foundation of $5.0 million in 2010. In particular, our improved results were the primary driver of higher costs of approximately $5.9 million in 2010 related to our incentive compensation plans when compared to 2009. Costs related to our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments, also increased $5.9 million. Legal fees increased primarily as a result of costs associated with permitting, reserve acquisitions and environmental compliance.

Change in fair value of coal derivatives and coal trading activities, net.  Net (gains) losses relate to the net impact of our coal trading activities and the change in fair value of other coal derivatives that have not been designated as hedge instruments in a hedging relationship. During 2010, rising coal prices resulted in losses on derivative instruments positions and trading activities, compared with weaker market conditions in 2009, which resulted in gains.

Gain on Knight Hawk Transaction.  The gain was recognized on our exchange of Illinois Basin reserves for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.

Other operating income, net.  The decrease in net other operating income in 2010 from 2009 is primarily the result of a decrease in income from contract settlements and bookout transactions of $26.4 million, partially offset by an increase in income from our investment in Knight Hawk of $9.3 million.

Operating segment results.  The following table shows results by operating segment for year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase (Decrease)
	2010	2009	$	%

Powder River Basin
Tons sold (in thousands)	132,350	96,083	36,267	37.8%
Coal sales realization per ton sold(1)	$12.06	$12.43	$(0.37)	(3.0)%
Operating margin per ton sold(2)	$1.09	$0.79	$0.30	38.0%
Adjusted EBITDA(3)	$366,375	$233,623	$132,752	56.8%
Western Bituminous
Tons sold (in thousands)	16,311	16,747	(436)	(2.6)%
Coal sales realization per ton sold(1)	$29.61	$29.11	$0.50	1.7%
Operating margin per ton sold(2)	$3.32	$1.55	$1.77	114.2%
Adjusted EBITDA(3)	$138,579	$113,192	$25,387	22.4%
Central Appalachia
Tons sold (in thousands)	14,102	13,286	816	6.1%
Coal sales realization per ton sold(1)	$68.93	$59.58	$9.35	15.7%
Operating margin per ton sold(2)	$13.25	$6.22	$7.03	113.0%
Adjusted EBITDA(3)	$283,787	$201,736	$82,051	40.7%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For 2010, transportation costs per ton were $0.08 for the Powder River Basin, $3.34 for the Western Bituminous region and $4.99 for Central Appalachia. For the 2009, transportation costs per ton were $0.11 for the Powder River Basin, $3.18 for the Western Bituminous region and $2.89 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

(3)	Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. Segment Adjusted EBITDA is reconciled to net income at the end of this “Results of Operations” section.

Powder River Basin — The increase in sales volumes in the Powder River Basin in 2010 when compared with 2009 resulted primarily from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal in the second half of 2010 also had a positive impact on sales volumes. Sales prices during 2010 were slightly lower when compared with 2009, primarily reflecting the roll-off of contracts committed when market conditions were more favorable. On a per-ton basis, operating margins in 2010 increased, as a decrease in per-ton costs offset the effect of lower average sales price. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, as well as a decrease in hedged diesel fuel costs.

Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in 2010, sales volumes decreased only slightly compared to 2009. Sales volumes in 2009 were also affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. A preparation plant at the West Elk mine was placed into service in the fourth quarter of 2010 to address any future quality issues arising from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in 2010, partially offset by the impact of the two outages at the Dugout Canyon mine in 2010.

Central Appalachia — The moderate increase in sales volumes in 2010, when compared with 2009, resulted from the improvement in metallurgical coal demand, partially offset by weaker steam coal demand. We sold approximately 5.5 million of metallurgical-quality coal in 2010 compared to 2.1 million tons in 2009. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations compared to 2009. The benefit from higher per-ton realizations in 2010, net of sales sensitive costs, drove the improvement in our operating margins over 2009.

Although our sales volumes improved over 2009, production in Central Appalachia was less than expected in the 4th quarter due to the geologic challenges at our Mountain Laurel longwall mine in December referenced in “Items Affecting the Comparability of Reported Results”.

Net interest expense.  The following table summarizes our net interest expense for year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Decrease
	Year Ended December 31		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)

Interest expense	$(142,549)	$(105,932)	$(36,617)	(34.6)%
Interest income	2,449	7,622	(5,173)	(67.9)

	$(140,100)	$(98,310)	$(41,790)	(42.5)%

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

Other non-operating expense.  The following table summarizes our other non-operating expense for year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Decrease
	Year Ended December 31		in Net Income
	2010	2009	$ %
	(Amounts in thousands, except percentages)

Loss on early extinguishment of debt	$(6,776)	$—	$(6,776)	(100)%

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

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Decrease
	Year Ended December 31		in Net Income
	2010	2009	$ %
	(Amounts in thousands, except percentages)

Provision for (benefit from) income taxes	$17,714	$(16,775)	$(34,489)	(205.6)%

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

Amortization of acquired sales contracts, net.  The increase in the amortization of acquired sales contracts, net is the result of the acquisition of the Jacobs Ranch mining operation. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contract.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses from 2008 to 2009 was due primarily to a decrease in incentive compensation costs of $8.7 million and a decrease of $4.6 million in costs associated with our deferred compensation plan, where amounts recognized are impacted by changes in the value of our common stock and changes in the value of the underlying investments. Partially offsetting the effect of the decrease in compensation-related costs were an increase in legal and other professional fees of $2.4 million and the $1.5 million expense in 2009 of our five-year pledge to a company participating in the research and development of technologies for capturing carbon dioxide emissions.

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

Operating segment results.  The following table shows results by operating segment for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

	Year Ended December 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except
	per ton data and percentages)

Powder River Basin
Tons sold	96,083	102,557	(6,474)	(6.3)%
Coal sales realization per ton sold(4)	$12.43	$11.30	$1.13	10.0%
Operating margin per ton sold(5)	$0.79	$1.02	$(0.23)	(22.5)%
Adjusted EBITDA(6)	$233,623	$226,342	$7,281	3.2%
Western Bituminous
Tons sold	16,747	20,606	(3,859)	(18.7)%
Coal sales realization per ton sold(4)	$29.11	$27.46	$1.65	6.0%
Operating margin per ton sold(5)	$1.55	$5.69	$(4.14)	(72.8)%
Adjusted EBITDA(6)	$113,192	$202,434	$(89,242)	(44.1)%
Central Appalachia
Tons sold	13,286	16,432	(3,146)	(19.1)%
Coal sales realization per ton sold(4)	$59.58	$66.72	$(7.14)	(10.7)%
Operating margin per ton sold(5)	$6.22	$17.53	$(11.31)	(64.5)%
Adjusted EBITDA(6)	$201,736	$444,425	$(242,689)	(54.6)%

(4)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2009, transportation costs per ton were $0.11 for the Powder River Basin, $3.18 for the Western Bituminous region and $2.89 for Central Appalachia. For the year ended December 31, 2008, transportation costs per ton were $0.03 for the Powder River Basin, $4.54 for the Western Bituminous region and $4.02 for Central Appalachia.

(5)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.

(6)	Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. Segment Adjusted EBITDA is reconciled to net income at the end of this “Results of Operations” section.

Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 was due to a decline in demand stemming from weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. This reduction was partially offset by the impact of the acquisition of the Jacobs Ranch mining operations on October 1, 2009. Increases in sales prices during 2009, when compared with 2008, primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in 2009 decreased compared to 2008 due to an increase in per-ton costs. The increase in annual per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels; however, our per-ton operating costs improved in the fourth quarter of 2009, as a result of synergies achieved from the acquisition of the Jacobs Ranch mining operation.

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

Central Appalachia — The decrease in sales volumes in 2009, when compared with 2008, was due to weaker market demand in 2009. In response to the weakened demand, we reduced our production in Central Appalachia by slowing the rate of advance of equipment, by shortening or eliminating shifts at several mining complexes, and by idling an underground mine and certain surface mining equipment at our Cumberland River mining complex in the second quarter of 2009. Economic conditions also adversely impacted demand and pricing for metallurgical coal, and lower per-ton realizations in 2009 compared to 2008 resulted from a decrease in our metallurgical coal sales volumes and pricing. We sold 2.1 million tons of metallurgical-quality coal in 2009 compared to 4.4 million tons in 2008. Because metallurgical coal generally commands a higher price than steam coal, the decrease had a detrimental impact on our average per-ton realizations. In addition to the lower per-ton realizations in 2009, our operating margins were also impacted by an increase in operating costs per ton in 2009 from 2008, due primarily to the lower production levels and the effect of spreading fixed costs over fewer tons.

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

The increase in interest expense in 2009 compared to 2008 was primarily due to the issuance of the 8.75% senior notes in July, 2009 and a decrease in capitalized interest costs. Interest costs capitalized were $0.8 million during 2009, compared with $11.7 million during 2008. For more information on our borrowing facilities and ongoing capital improvement and development projects, see the section entitled “Liquidity and Capital Resources.”

During 2009 and 2008, we recorded interest income of $6.1 million and $10.3 million, respectively, related to a black lung excise tax refund.

Income taxes.  Our effective income tax rate is sensitive to changes in the relationship between annual profitability and percentage depletion. The following table summarizes our income taxes for the year ended December 31, 2009 and compares it with information for the year ended December 31, 2008:

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

Reconciliation of Segment EBITDA to Net Income

The discussion in “Results of Operations” in 2010, 2009 and 2008 includes references to our Adjusted EBITDA results. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. We believe that Adjusted EBITDA presents a useful measure of our ability to service and incur debt based on ongoing operations. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Year Ended December 31
	2010	2009	2008

Segment Adjusted EBITDA	$788,741	$548,551	$873,201
Corporate and other Adjusted EBITDA	(64,622)	(89,890)	(119,964)

Adjusted EBITDA	724,119	458,661	753,237
Depreciation, depletion and amortization	(365,066)	(301,608)	(293,553)
Amortization of acquired sales contracts, net	(35,606)	(19,623)	705
Interest expense	(142,549)	(105,932)	(76,139)
Interest income	2,449	7,622	11,854
Loss on early extinguishment of debt	(6,776)	—
Costs related to acquisition of Jacobs Ranch	—	(13,726)	—
Income tax (expense) benefit	(17,714)	16,775	(41,774)

Net income attributable to Arch Coal	$158,857	$42,169	$354,330

Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments, change in fair value of coal derivatives and coal trading activities, net, and, in 2010, the gain on the Knight Hawk transaction.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, borrowings under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations or borrowings under our credit facility, accounts receivable securitization or commercial paper programs. The borrowings under these arrangements are classified as current if the underlying credit facilities expire within one year or if, based on cash projections and management plans, we do not have the intent to replace them on a long-term basis. Such plans are subject to change based on our cash needs.

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

During the year ended December 31, 2010, we generated record levels of operating cash flows which, when combined with control on capital spending, enabled us to pay down our borrowings under our lines of credit. At December 31, 2010, our debt-to-capitalization ratio (defined as total debt divided by the sum of total debt and equity) was 42%, a decrease of 4 percentage points from December 31, 2009, and our availability under lines of credit was approximately $970 million.

On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 at par. We used the net proceeds from the offering and cash on hand to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our subsidiary Arch Western Finance LLC’s outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. As a result of the refinancing, we reduced our 2013 principal maturities by more than half.

On July 31, 2009, we sold 17.0 million shares of our common stock at a public offering price of $17.50 per share pursuant to an automatically effective shelf registration statement on Form S-3 and prospectus previously filed and issued $600 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464% of face amount. On August 6, 2009, we issued an additional 2.55 million shares of our common stock under the same terms and conditions to cover underwriters’ over-allotments. Total net proceeds from these transactions were $896.8 million. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex.

Our indebtedness consisted of the following at December 31, 2010 and 2009:

	December 31
	2010	2009
	(In thousands)

Commercial paper	$56,904	$49,453
Indebtedness to banks under credit facilities	—	204,000
6.75% senior notes ($450.0 million and $950.0 million face value, respectively) due July 1, 2013	451,618	954,782
8.75% senior notes ($600.0 million face value) due August 1, 2016	587,126	585,441
7.25% senior notes ($500.0 million face value) due October 1, 2020	500,000	—
Other	14,093	14,011

	1,609,741	1,807,687

Senior Notes

Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $450.0 million of 6.75% senior notes due on July 1, 2013, subsequent to the redemption discussed previously. Interest is payable on the notes on January 1 and July 1 of each year. The senior notes are secured by an intercompany note from Arch Coal to Arch Western. The indenture under which the senior notes were issued contains certain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The redemption price of the notes, reflected as a percentage of the principal amount, is: 101.125% for notes redeemed prior to July 1, 2011 and 100% for notes redeemed on or after July 1, 2011.

We have outstanding an aggregate principal amount of $600.0 million of 8.75% senior notes due 2016 that were issued at an initial issue price of 97.464% of face amount. Interest is payable on the 8.75% senior notes on February 1 and August 1 of each year. At any time on or after August 1, 2013, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015. In addition, prior to August 1, 2012, at any time and on one or more occasions, we may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 108.750%.

Interest is payable on the 7.25% senior notes due 2020 on April 1 and October 1 of each year, commencing April 1, 2011. The notes are guaranteed by most of our subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. At any time on or after October 1, 2015, we may redeem some or all of the notes. The redemption price reflected as a percentage of the principal amount is: 103.625% for notes redeemed between October 1, 2015 and September 30, 2016; 102.417% for notes redeemed between October 1, 2016 and September 30, 2017; 101.208% for notes redeemed between October 1, 2017 and September 30, 2018; and 100% for notes redeemed on or after October 1, 2018. In addition, prior to October 1, 2013, at any time and on one or more occasions, we may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 107.250%.

The 7.25% and 8.75% senior notes are guaranteed by most of our subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC. Our ability to incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; sell assets; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates; enter into sale and leasebacks; and merge or consolidate or transfer and sell assets is limited under the agreements, depending on certain financial measurements.

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

Lines of Credit

Our secured revolving credit facility matures March 31, 2013 and provides borrowing capacity of $860.0 million until June 23, 2011, when it decreases to $762.5 million. On March 19, 2010, we entered into an amendment of the revolving credit facility that allows for us to make intercompany loans to our subsidiary, Arch Western Resources LLC (“AWR”), without drawing down the existing loan from Arch Western to us. We had no borrowings outstanding under the revolving credit facility at December 31, 2010 and $120.0 million outstanding at December 31, 2009. Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement, as amended. Our revolving credit facility is secured by substantially all of our assets, as well as our ownership interests in substantially all of our subsidiaries, except our ownership interests in AWR. Financial covenants contained in our revolving credit facility, as amended, consist of a maximum leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio. The leverage ratio requires that we not permit the ratio of total net debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. The interest coverage ratio requires that we not permit the ratio of EBITDA (as defined in the facility) at the end of any calendar quarter to interest expense for the four quarters then ended to be less than a specified amount. The senior secured leverage ratio requires that we not permit the ratio of total net senior secured debt (as defined in the facility) at the end of any calendar quarter to EBITDA (as defined in the facility) for the four quarters then ended to exceed a specified amount. We were in compliance with all financial covenants at December 31, 2010.

We are party to a $175.0 million accounts receivable securitization program whereby eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The credit facility supporting the borrowings under the program is subject to renewal annually and expires January 30, 2012. Under the terms of the program, eligible trade receivables consist of trade receivables generated by our operating subsidiaries. Actual borrowing capacity is based on the allowable amounts of accounts receivable as defined under the terms of the agreement. On February 24, 2010, we entered into an amendment of the program that revised certain terms to expand the pool of receivables included in the program. We had no borrowings outstanding under the program at December 31, 2010 and had $84.0 million outstanding at December 31, 2009. We had letters of credit outstanding under the securitization program of $65.5 million as of December 31, 2010. Although the participants in the program bear the risk of non-payment of purchased receivables, we have agreed to indemnify the participants with respect to various matters. The participants under the program will be entitled to receive payments reflecting a specified discount on amounts funded under the program, including drawings under letters of credit, calculated on the basis of the base rate or commercial paper rate, as applicable. We pay facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with our leverage ratio. Under the program, we are subject to certain affirmative, negative and financial covenants customary for financings of this type, including restrictions related to, among other things, liens, payments, merger or consolidation and amendments to the agreements underlying the receivables pool. A termination event would permit the administrator to terminate the program and enforce any and all rights, subject to cure provisions, where applicable. Additionally, the program contains cross-default provisions, which would allow the administrator to terminate the program in the event of non-payment of other material indebtedness when due and any other event which results in the acceleration of the maturity of material indebtedness.

Commercial Paper

Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility. Under the program, as amended, we may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires January 30, 2012. On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. We had commercial paper outstanding of $56.9 million at December 31, 2010 and $49.5 million at December 31, 2009. The current credit market has affected our ability to issue commercial paper, but we believe that the availability under our credit facilities is sufficient to satisfy our liquidity needs.

The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)

Cash provided by (used in):
Operating activities	$697,147	$382,980	$679,137
Investing activities	(389,129)	(1,130,382)	(527,545)
Financing activities	(275,563)	737,891	(86,023)

Cash provided by operating activities increased substantially in 2010 compared to 2009, due to increased profits during the year, driven largely by higher sales volumes as discussed in “Results of Operations”, as well as a benefit in 2010 from the timing of payments on in accounts and production taxes payable. Cash provided by operating activities decreased in 2009 compared to 2008, primarily as a result of a decrease in our profitability in 2009 when compared with 2008’s record profitability, due to weak coal markets.

Cash used in investing activities in 2010 was $741.3 million less than in 2009, due to the acquisition of the Jacobs Ranch mining operations in 2009 for $768.8 million. In 2010, we made cash advances to and investments in equity-method investees totaling $46.2 million, compared with $10.9 million in 2009. This included $26.6 million to increase our ownership interest in Knight Hawk to 49% and $9.8 million to acquire a 35% interest in Tenaska Trailblazer Partners, LLC, (“Tenaska”) the developer of the Trailblazer Energy Center. The power plant, fueled by low sulfur coal, will capture and store carbon dioxide for enhanced oil recovery applications. Capital expenditures were $314.7 million during 2010, slightly less than during 2009. During 2010, we made payments of $118.2 million on our Montana leases and spent $26.0 million on the new preparation plant at the West Elk mine that we mentioned previously.

We used $602.8 million more cash in investing activities in 2009 compared to the amount used in 2008, primarily due to the acquisition of the Jacobs Ranch mining operations, partially offset by a $174.2 million reduction in capital expenditures. During 2009, in addition to the last payment of $122.0 million on the Little Thunder federal coal lease, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During 2008, in addition to a payment of $122.0 million on the Little Thunder lease, we spent approximately $86.5 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $132.1 million for the transition to the new reserve area at our West Elk mining complex.

Cash used in financing activities was $275.6 million during 2010, compared to cash provided by financing activities of $737.9 million during 2009. As mentioned previously, in 2010 we used the net proceeds from the offering of the 7.25% notes and cash on hand to fund the redemption $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We also repaid approximately $196.6 million under our various financing arrangements during 2010. We paid financing costs of $12.7 million in 2010.

In 2009, we sold 19.55 million shares of our common stock at a public offering price of $17.50 per share and issued $600 million in aggregate principal amount of 8.750% senior unsecured notes due 2016. Total net proceeds from these transactions were $896.8 million. We used the net proceeds from these transactions primarily to finance the purchase of the Jacobs Ranch mining complex. As a result of these transactions, we were able to reduce outstanding borrowings under credit facilities, repaying approximately $85.8 million during 2009. We paid financing costs of $29.6 million in 2009.

Cash used in financing activities was $86.0 million during 2008. In 2008, we repurchased 1.5 million shares of common stock under our share repurchase program at an average price of $35.62 per share.

We paid dividends of $63.4 million in 2010, $55.0 million in 2009 and $48.8 million in 2008.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Year Ended December 31
	2010		2009		2008		2007		2006

Ratio of earnings to combined fixed charges and preference dividends(1)	2.17	x	1.26	x	4.91	x	2.37	x	3.86x

(1)	Earnings consist of income from operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012-2013	2014-2015	After 2016	Total
	(Dollars in thousands)

Long-term debt, including related interest	$190,366	$673,063	$177,500	$1,302,813	$2,343,742
Operating leases	31,862	53,109	37,496	18,131	140,598
Coal lease rights	60,881	82,368	44,727	69,412	257,388
Coal purchase obligations	86,029	119,949	135,220	134,931	476,129
Unconditional purchase obligations	149,039	16,337	17,332	48,089	230,797

Total contractual obligations	$518,177	$944,826	$412,275	$1,573,376	$3,448,654

Our maturities of debt in 2011 include amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that we do not intend to refinance on a long-term basis, based on cash projections. The related interest on long-term debt was calculated using rates in effect at December 31, 2010 for the remaining term of outstanding borrowings.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $334.3 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies”, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled “Critical Accounting Policies” for more information about these assumptions. In order to achieve a desired funded status, we expect to make contributions of $37.6 million to our pension plans in 2011. You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations.

The table above excludes future contingent payments of up to $85.9 million related to development financing for certain of our equity investees. Our obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and the obtaining of construction financing.

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

We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2010:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total
	(Dollars in thousands)

Self bonding	$406,203	$—	$—	$—	$406,203
Surety bonds	213,600	50,848	12,200	25,060	301,708
Letters of credit	—	—	50,963	14,527	65,490

We have agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of the properties we sold to Magnum. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. Patriot Coal Corporation acquired Magnum in July 2008, and has posted letters of credit in the Company’s favor for $32.7 million. At December 31, 2010, we had $91.4 million of surety bonds related to properties sold to Magnum, which are included in the table.

Magnum also acquired certain coal supply contracts with customers who have not consented to the assignment of the contract to Magnum. We have committed to purchase coal from Magnum to sell to those customers at the same price we are charging the customers for the sale. In addition, certain contracts have been assigned to Magnum, but we have guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then we would be required to purchase coal on the open market or supply contracts from our existing operations. At market prices effective at December 31, 2010, the cost of purchasing 11.5 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $394.7 million, and the cost of purchasing 1.5 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $32.4 million. We do not believe that it is probable that we would have to purchase replacement coal. If we would have to perform under these guarantees, it could potentially have a material adverse effect on our business, results of operations and financial condition.

In connection with the acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and our Wyoming operations into the Arch Western joint venture, we agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If we were to become liable, the maximum amount of potential future tax payments was $31.0 million at December 31, 2010. Since the indemnification is dependent upon the initiation of activities within our control and we do not intend to initiate such activities, it is remote that we will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on our business, results of operations and financial condition.

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

Any ineffective portion of a hedge is recognized immediately in earnings. Ineffectiveness was insignificant for the years ended December 31, 2010 and 2009.

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

Accretion expense is recognized on the obligation through the expected settlement date. Accretion expense was $26.6 million in 2010 and $23.4 million in 2009. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulting from changes in estimates were an increase in the liability of $8.9 million in 2010 and a decrease in the liability of $43.7 million in 2009. The 2009 reduction in the liability resulted from changes to the Black Thunder mine’s pit configuration upon the integration the Jacobs Ranch mining operations. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2010, our balance sheet reflected asset retirement obligation liabilities of $343.1 million, including amounts classified as a current liability. As of December 31, 2010, we estimate the aggregate undiscounted cost of final mine closures to be approximately $682.5 million.

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level, which is our Black Thunder mining complex. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return, and projections of selling prices and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

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

Employee Benefit Plans

We have non-contributory defined benefit pension plans covering certain of our salaried and hourly employees. Benefits are generally based on the employee’s age and compensation. We fund the plans in an amount not less than the minimum statutory funding requirements or more than the maximum amount that can be deducted for federal income tax purposes. We contributed cash of $17.3 million in 2010 and $18.8 million in 2009 to the plans. The actuarially-determined funded status of the defined benefit plans is reflected in the balance sheet.

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

rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumption used to determine pension expense was 8.5% for 2010 and 2009. The long-term rate of return assumptions are less than the plan’s actual life-to-date returns. Any difference between the actual experience and the assumed experience is recorded in other comprehensive income and amortized into earnings in the future. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2010 would have been an increase in expense of approximately $1.1 million.

•	The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, rates of return on high-quality fixed-income debt instruments are required. We utilize a bond portfolio model that includes bonds that are rated “AA” or higher with maturities that match the expected benefit payments under the plan. The discount rate used to determine pension expense was 5.97% for 2010 and 6.85% for 2009. The impact of lowering the discount rate 0.5% for 2010 would have been an increase in expense of approximately $3.6 million.

The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period, which represents the average amount of time before participants vest in their benefits.

For the measurement of our 2010 year-end pension obligation and pension expense for 2011, we used a discount rate of 5.71%.

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

Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. The discount rate used to calculate the postretirement benefit expense was 5.67% for 2010. The 2009 plan change referenced above resulted in a remeasurement of the postretirement benefit obligation, which included a decrease in the discount rate from 6.85% to 5.68%. The remeasurement resulted in a decrease in the liability of $21.0 million, with a corresponding increase to other comprehensive income, and will result in future reductions in costs under the plan.

Had the discount rate been lowered by 0.5% in 2010, we would have incurred additional expense of $0.2 million.

For the measurement of our year-end other postretirement obligation for 2010 and postretirement expense for 2011, we used a discount rate of 5.23%.

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

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At December 31, 2010, our commitments for 2011 and 2012 are as follows:

	2011		2012
(Tons in millions)	Tons	Price	Tons	Price

Powder River Basin
Committed, priced	98.1	$13.52	59.4	$13.99
Committed, unpriced	7.1		10.2
Western Bituminous
Committed, priced	17.1	$32.13	9.9	$35.46
Central Appalachia
Committed, priced (Coking, PCI)	3.8	$105.28	0.2	$99.00
Committed, priced (Steam)	6.4	$65.97	0.3	$58.30
Committed, unpriced (Steam)	—		1.2

We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2010. With respect to our coal trading portfolio at December 31, 2010, the potential for loss of future earnings resulting from changing coal prices was insignificant. The estimated future realization of the value of the trading portfolio of $10.4 million is 57% in 2011 and 43% in 2012.

We monitor and manage market price risk for our trading activities with a variety of tools, including Value at Risk (VaR), position limits, management alerts for mark to market monitoring and loss limits, scenario analysis, sensitivity analysis and review of daily changes in market dynamics. Management believes that presenting high, low, end of year and average VaR is the best available method to give investors insight into the level of commodity risk of our trading positions. Illiquid positions, such as long-dated trades that are not quoted by brokers or exchanges, are not included in VaR.

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

During the year ended December 31, 2010, VaR ranged from under $0.1 million to $1.1 million. The linear mean of each daily VaR was $0.5 million. The final VaR at December 31, 2010 was $1.0 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 55 million to 65 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2010, the Company had protected the price of approximately 61% of its expected purchases for fiscal year 2011, mostly through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At December 31, 2010, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $3.3 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2010, of our $1.6 billion principal amount of debt outstanding, $56.9 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $0.6 million, based on borrowing levels at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the report of independent registered public accounting firm and management’s report on internal control over financial reporting included on pages F-3 and F-4, respectively, of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K is included under the caption “Director Qualifications, Diversity and Biographies” in our 2011 Proxy Statement and in Part I of this report under the caption “Executive Officers of the Company.” The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Conduct” and “Board Meetings and Committees” in our 2011 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report” (which is furnished) in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K is included under the captions “Equity Compensation Plan Information”, “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is included under the caption “Directors and Corporate Governance Practices” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 9(e) of Regulation S-K is included under the caption “Fees Paid to Auditors” in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Reference is made to the index set forth on page F-1 of this report.

Financial Statement Schedules

Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

Exhibits

Reference is made to the Exhibit Index beginning on page 76 of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

Steven F. Leer
Chairman and Chief Executive Officer
March 1, 2011

Signatures	Capacity	Date

Steven F. Leer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2011

John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011

James R. Boyd	Director	March 1, 2011

John W. Eaves	President, Chief Operating Officer and Director	March 1, 2011

David Freudenthal	Director

Patricia F. Godley	Director	March 1, 2011

Douglas H. Hunt	Director	March 1, 2011

Brian J. Jennings	Director	March 1, 2011

J. Thomas Jones	Director	March 1, 2011

Signatures	Capacity	Date

Thomas A. Lockhart	Director	March 1, 2011

A. Michael Perry	Director	March 1, 2011

Robert G. Potter	Director	March 1, 2011

Theodore D. Sands	Director	March 1, 2011

Wesley M. Taylor	Director	March 1, 2011

Peter I. Wold	Director	March 1, 2011

*By:
Robert G. Jones,
Attorney-in-fact

Exhibit Index

Exhibit	Description

2.1	Purchase and Sale Agreement, dated as of December 31, 2005, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2006).
2.2	Amendment No. 1 to the Purchase and Sale Agreement, dated as of February 7, 2006, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated by reference to Exhibit 2.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
2.3	Amendment No. 2 to the Purchase and Sale Agreement, dated as of April 27, 2006, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
2.4	Amendment No. 3 to the Purchase and Sale Agreement, dated as of August 29, 2007, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).
2.5	Agreement, dated as of March 27, 2008, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
2.6	Amendment No. 1 to Agreement, dated as of February 5, 2009, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 2.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 5, 2006).
3.2	Arch Coal, Inc. Bylaws, as amended effective as of December 5, 2008 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on December 10, 2008).
4.1	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).
4.2	First Supplemental Indenture dated October 22, 2004 among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Arch Western Bituminous Group, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C., Triton Coal Company, LLC, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 28, 2004).
4.3	Indenture, dated as of July 31, 2009 by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2009).
4.4	First Supplemental Indenture, dated as of February 8, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
4.5	Second Supplemental Indenture, dated as of March 12, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-4 filed on April 7, 2010)
4.6	Third Supplemental Indenture, dated as of May 7, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)
4.7	Fourth Supplemental Indenture, dated December 16, 2010, by and among Arch Coal West, LLC, Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
4.8	Indenture, dated as of August 9, 2010, by and between Arch Coal, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 9, 2010)
4.9	First Supplemental Indenture, dated as of August 9, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 9, 2010)

Exhibit		Description

4.10		Second Supplemental Indenture, dated as of December 16, 2010, by and among Arch Coal West, LLC, Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
10.1		Credit Agreement, dated as of December 22, 2004, by and among Arch Coal, Inc., the Banks party thereto, PNC Bank, National Association, as administrative agent, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, as co-syndication agents, and Fleet National Bank, as documentation agent (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on December 28, 2004).
10.2		First Amendment to Credit Agreement, dated as of June 23, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 27, 2006).
10.3		Second Amendment to Credit Agreement, dated as of October 3, 2006, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 6, 2006).
10.4		Third Amendment to Credit Agreement, dated as of March 6, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2009).
10.5		Fourth Amendment to Credit Agreement, dated as of August 27, 2009, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 28, 2009).
10.6		Fifth Amendment to Credit Agreement, dated as of March 19, 2010, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 23, 2010).
10.7		Sixth Amendment to Credit Agreement, dated as of November 24, 2010, by and among Arch Coal, Inc., the banks party thereto, Citicorp USA, Inc., JPMorgan Chase Bank, N.A. and Wachovia Bank, National Association, each in its capacity as syndication agent, Bank of America, N.A. (as successor-by-merger to Fleet National Bank), as documentation agent, and PNC Bank, National Association, as administrative agent for the banks.
10	.8*	Employment Agreement, dated November 10, 2006, between Arch Coal, Inc. and Steven F. Leer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on November 16, 2006).
10	.9*	Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (other than Steven F. Leer) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on November 16, 2006).
10.10		Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).
10.11		Federal Coal Lease dated as of June 24, 1993 between the U.S. Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit		Description

10.12		Federal Coal Lease between the U.S. Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.13		Federal Coal Lease dated as of July 19, 1997 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.14		Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.15		Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.16		Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.17		Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.18		Federal Coal Lease dated as of October 1, 1999 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.19		Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the registrant on February 10, 2005).
10.20		Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.21		Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.22		State Coal Lease executed October 1, 2004 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company and Arch Coal, Inc., as lessees, covering a tract of land located in Seiever County, Utah (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.23		State Coal Lease executed September 1, 2000 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Canyon Fuel Company, LLC, as lessee, for lands located in Carbon County, Utah (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.24		Federal Coal Lease executed September 1, 1996 by and between the Bureau of Land Management, as lessor, and Canyon Fuel Company, LLC, as lessee, covering a tract of land known as “The North Lease” in Carbon County, Utah (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.25		State Coal Lease executed January 18, 2008 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company, as lessee, for lands located in Emery County, Utah (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.26		Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10	.27*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by the registrant on March 22, 2010).

Exhibit		Description

10	.28*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10	.29*	Arch Coal, Inc. 1997 Stock Incentive Plan (as amended and restated on October 21, 2010) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 27, 2010).
10	.30*	Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10	.31*	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10	.32*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 11, 2008).
10.33		Amended and Restated Receivables Purchase Agreement, dated as of February 24, 2020, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, as issuer, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).
10	.34*	Form of Restricted Stock Unit Contract (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 24, 2006).
10	.35*	Form of Non-Qualified Stock Option Agreement (for stock options granted prior to February 21, 2008) (incorporated herein by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.36*	Form of 2008 Restricted Stock Unit Contract for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.37*	Form of 2008 Non-Qualified Stock Option Agreement for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.38*	Form of Non-Qualified Stock Option Agreement (for stock options granted on or after February 21, 2008) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2008).
10	.39*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 23, 2009).
10	.40*	Form of Director Indemnity Agreement.
10.41		First Amendment to Amended and Restated Receivables Purchase Agreement, dated January 31, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto.
12.1		Computation of ratio of earnings to combined fixed charges and preference dividends.
21.1		Subsidiaries of the registrant.
23.1		Consent of Ernst & Young LLP.
23.2		Consent of Weir International, Inc.
24.1		Power of Attorney.
31.1		Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1		Section 1350 Certification of Steven F. Leer.
32.2		Section 1350 Certification of John T. Drexler.
101		Interactive Data File (Form 10-K for the year ended December 31, 2010 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

*	Denotes management contract or compensatory plan arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Arch Coal, Inc. and subsidiaries and reports of independent registered public accounting firm follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Arch Coal, Inc.

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arch Coal, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011, expressed an unqualified opinion thereon.

St. Louis, Missouri
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Arch Coal, Inc.

We have audited Arch Coal, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arch Coal, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Coal, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion thereon.

St. Louis, Missouri
March 1, 2011

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Arch Coal, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting.

Steven F. Leer	John T. Drexler
Chairman and Chief	Senior Vice President and Chief
Executive Officer	Financial Officer

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
	(In thousands, except per share data)

REVENUES
Coal sales	$3,186,268	$2,576,081	$2,983,806
COSTS, EXPENSES AND OTHER
Cost of coal sales	2,395,812	2,070,715	2,183,922
Depreciation, depletion and amortization	365,066	301,608	293,553
Amortization of acquired sales contracts, net	35,606	19,623	(705)
Selling, general and administrative expenses	118,177	97,787	107,121
Change in fair value of coal derivatives and coal trading activities, net	8,924	(12,056)	(55,093)
Gain on Knight Hawk transaction	(41,577)	—	—
Costs related to acquisition of Jacobs Ranch	—	13,726	—
Other operating income, net	(19,724)	(39,036)	(6,262)

	2,862,284	2,452,367	2,522,536

Income from operations	323,984	123,714	461,270
Interest expense, net:
Interest expense	(142,549)	(105,932)	(76,139)
Interest income	2,449	7,622	11,854

	(140,100)	(98,310)	(64,285)
Other non-operating expense:
Loss on early extinguishment of debt	(6,776)	—	—

	(6,776)	—	—

Income before income taxes	177,108	25,404	396,985
Provision for (benefit from) income taxes	17,714	(16,775)	41,774

Net income	159,394	42,179	355,211
Less: Net income attributable to noncontrolling interest	(537)	(10)	(881)

Net income attributable to Arch Coal, Inc.	$158,857	$42,169	$354,330

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.98	$0.28	$2.47

Diluted earnings per common share	$0.97	$0.28	$2.45

Basic weighted average shares outstanding	162,398	150,963	143,604

Diluted weighted average shares outstanding	163,210	151,272	144,416

Dividends declared per common share	$0.39	$0.36	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$93,593	$61,138
Trade accounts receivable	208,060	190,738
Other receivables	44,260	40,632
Inventories	235,616	240,776
Prepaid royalties	33,932	21,085
Coal derivative assets	15,191	18,807
Other	104,262	113,606

Total current assets	734,914	686,782
Property, plant and equipment:
Coal lands and mineral rights	2,523,172	2,417,151
Plant and equipment	2,397,444	2,261,929
Deferred mine development	872,329	832,976

	5,792,945	5,512,056
Less accumulated depreciation, depletion and amortization	(2,484,053)	(2,145,870)

Property, plant and equipment, net	3,308,892	3,366,186
Other assets:
Prepaid royalties	66,525	86,622
Goodwill	114,963	113,701
Deferred income taxes	361,556	354,869
Equity investments	177,451	87,268
Other	116,468	145,168

Total other assets	836,963	787,628

Total assets	$4,880,769	$4,840,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,216	$128,402
Coal derivative liabilities	4,947	2,244
Deferred income taxes	7,775	5,901
Accrued expenses and other current liabilities	245,411	227,716
Current maturities of debt and short-term borrowings	70,997	267,464

Total current liabilities	527,346	631,727
Long-term debt	1,538,744	1,540,223
Asset retirement obligations	334,257	305,094
Accrued pension benefits	49,154	68,266
Accrued postretirement benefits other than pension	37,793	43,865
Accrued workers’ compensation	35,290	29,110
Other noncurrent liabilities	110,234	98,243

Total liabilities	2,632,818	2,716,528
Redeemable noncontrolling interest	10,444	8,962
Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 164,117 and 163,953 shares at December 31, 2010 and 2009, respectively	1,645	1,643
Paid-in capital	1,734,709	1,721,230
Treasury stock, 1,512 shares at December 31, 2010 and 2009, at cost	(53,848)	(53,848)
Retained earnings	561,418	465,934
Accumulated other comprehensive loss	(6,417)	(19,853)

Total stockholders’ equity	2,237,507	2,115,106

Total liabilities and stockholders’ equity	$4,880,769	$4,840,596

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Years Ended December 31, 2010

						Accumulated
					Treasury	Other
	Preferred	Common	Paid-In	Retained	Stock, at	Comprehensive
	Stock	Stock	Capital	Earnings	Cost	Loss	Total
	(In thousands, except per share data)

BALANCE AT JANUARY 1, 2008	$1	$1,436	$1,358,695	$173,186	$—	$(1,632)	$1,531,686
Comprehensive income:
Net income attributable to Arch Coal, Inc.				354,330			354,330
Pension, postretirement and other post-employment benefits						(31,907)	(31,907)
Net amount reclassified to income						(684)	(684)
Unrealized losses on available-for- sale securities						(349)	(349)
Net amount reclassified to income						1,005	1,005
Unrealized losses on derivatives						(44,128)	(44,128)
Net amount reclassified to income						(1,401)	(1,401)

Total comprehensive income				354,330		(77,464)	276,866
Dividends:
Common ($0.34 per share)				(48,769)			(48,769)
Preferred ($2.50 per share)				(12)			(12)
Issuance of 261 shares of common stock under the stock incentive plan — restricted stock and restricted stock units		2	(2)				—
Issuance of 405 shares of common stock upon conversion of preferred stock	(1)	4	(3)				—
Preferred stock redemption			(24)	(1)			(25)
Issuance of 521 shares of common stock under the stock incentive plan — stock options including income tax benefits		5	6,314				6,319
Purchase of 1,512 shares of common stock under stock repurchase program					(53,848)		(53,848)
Employee stock-based compensation expense			16,516				16,516

BALANCE AT DECEMBER 31, 2008	—	1,447	1,381,496	478,734	(53,848)	(79,096)	1,728,733
Comprehensive income:
Net income attributable to Arch Coal, Inc.				42,169			42,169
Pension, postretirement and other post-employment benefits						12,176	12,176
Net amount reclassified to income						718	718
Unrealized losses on available-for- sale securities						(86)	(86)
Unrealized gains on derivatives						2,436	2,436
Net amount reclassified to income						43,999	43,999

Total comprehensive income				42,169		59,243	101,412
Dividends on common shares ($0.36 per share)				(54,969)			(54,969)
Issuance of 19,550 common shares		196	326,256				326,452
Issuance of 45 shares of common stock under the stock incentive plan — restricted stock and restricted stock units		0	0				0
Issuance of 13 shares of common stock under the stock incentive plan — stock options including income tax benefits		0	84				84
Employee stock-based compensation expense			13,394				13,394

BALANCE AT DECEMBER 31, 2009	—	1,643	1,721,230	465,934	(53,848)	(19,853)	2,115,106
Comprehensive income:
Net income attributable to Arch Coal, Inc.				158,857			158,857
Pension, postretirement and other post-employment benefits						9,750	9,750
Net amount reclassified to income						110	110
Unrealized gains on available-for- sale securities						1,841	1,841
Unrealized gains on derivatives						221	221
Net amount reclassified to income						1,514	1,514

Total comprehensive income				158,857		13,436	172,293
Dividends on common shares ($0.39 per share)				(63,373)			(63,373)
Issuance of 9 shares of common stock under the stock incentive plan — restricted stock and restricted stock units, net of forfeitures		0	0				0
Issuance of 155 shares of common stock under the stock incentive plan — stock options including income tax benefits		2	1,762				1,764
Employee stock-based compensation expense			11,717				11,717

BALANCE AT DECEMBER 31, 2010	$—	$1,645	$1,734,709	$561,418	$(53,848)	$(6,417)	$2,237,507

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES
Net income	$159,394	$42,179	$355,211
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	365,066	301,608	293,553
Amortization of acquired sales contracts, net	35,606	19,623	(705)
Prepaid royalties expensed	34,605	29,746	36,227
Employee stock-based compensation	11,717	13,394	12,618
Amortization of debt financing costs	9,839	7,450	4,829
Gain on Knight Hawk transaction	(41,577)	—	—
Loss on early retirement of debt	6,776	—	—
Changes in operating assets and liabilities:
Receivables	(7,287)	47,794	(9,871)
Inventories	5,160	(28,518)	(13,783)
Coal derivative assets and liabilities	9,554	32,266	(41,183)
Accounts payable, accrued expenses and other current liabilities	87,807	(44,764)	21,823
Deferred income taxes	(12,405)	(34,668)	15,222
Accrued postretirement benefits other than pension	2,488	4,142	4,202
Asset retirement obligations	23,997	18,741	16,437
Accrued workers’ compensation	(813)	(2,909)	(528)
Other	7,220	(23,104)	(14,915)

Cash provided by operating activities	697,147	382,980	679,137
INVESTING ACTIVITIES
Capital expenditures	(314,657)	(323,150)	(497,347)
Payments made to acquire Jacobs Ranch	—	(768,819)	—
Proceeds from dispositions of property, plant and equipment	330	825	1,135
Additions to prepaid royalties	(27,355)	(26,755)	(19,764)
Purchases of investments and advances to affiliates	(46,185)	(10,925)	(7,466)
Consideration paid related to prior business acquisitions	(1,262)	(4,767)	(6,800)
Reimbursement of deposits on equipment	—	3,209	2,697

Cash used in investing activities	(389,129)	(1,130,382)	(527,545)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	500,000	584,784	—
Repayments of long-term debt, including redemption premium	(505,627)	—	—
Proceeds from the sale of common stock	—	326,452	—
Purchases of treasury stock	—	—	(53,848)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(196,549)	(85,815)	13,493
Net proceeds from (payments on) other debt	82	(2,986)	(2,907)
Debt financing costs	(12,751)	(29,659)	(233)
Dividends paid	(63,373)	(54,969)	(48,847)
Issuance of common stock under incentive plans	1,764	84	6,319
Contribution from noncontrolling interest	891	—	—

Cash provided by (used in) financing activities	(275,563)	737,891	(86,023)

Increase (decrease) in cash and cash equivalents	32,455	(9,511)	65,569
Cash and cash equivalents, beginning of year	61,138	70,649	5,080

Cash and cash equivalents, end of year	$93,593	$61,138	$70,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$134,866	$76,801	$71,620
Cash paid during the year for income taxes	$36,765	$17,482	$22,830

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies

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

In October, 2009, the Company purchased the outstanding membership interests of Jacobs Ranch Holdings I LLC, the parent of Jacobs Ranch mining operations, which were adjacent to the Company’s Black Thunder mining operations. See further discussion in Note 2, “Property Transactions”.

Accounting Pronouncements Adopted

There were no accounting pronouncements whose adoption had a material impact on the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased. At December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents approximate their fair value.

Allowance for Uncollectible Receivables

The Company’s allowance for uncollectible receivables reflects the amounts of its trade accounts receivable and other receivables that are not expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivables portfolio. Receivables are considered past due if the full payment is not received by the contractual due date. There was no allowance for uncollectible receivables at December 31, 2010. The allowance deducted from the balance of receivables was $0.1 million at December 31, 2009.

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, transportation costs incurred prior to title transfer to customers and operating overhead. Stripping costs incurred during the production phase of the mine are considered variable production costs and are included in the cost of the coal extracted during the period the stripping costs are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company reflects its share of the entity’s income in other operating income, net in its consolidated statements of income. Marketable equity securities held by the Company that do not qualify for equity method accounting are classified as available-for-sale and are recorded at their fair value on the balance sheet. Unrealized gains and losses on these investments are recorded in other comprehensive income. A decline in the value of an investment that is considered other than temporary is recognized in income.

Prepaid Royalties

Leased mineral rights are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as a prepaid asset, with amounts expected to be recouped within one year classified as current. As the coal is mined under these leases the royalties are recouped and the prepayment is charged to cost of coal sales.

Acquired Sales Contracts

Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of a sales contract is determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. The net book value of the Company’s above-market sales contracts was $32.1 million and $78.3 million at December 31, 2010 and 2009, respectively, $25.1 million and $44.4 million of which were classified as current. Current amounts are recorded in other current assets in the accompanying consolidated balance sheets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets. The net book value of the below-market sales contracts was $26.0 million and $36.6 million at December 31, 2010 and 2009, respectively, $5.6 million and $9.7 million of which were classified as current. Current amounts are recorded in accrued expenses and noncurrent amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheets. Based upon expected shipments under these contracts in the next five years, the Company anticipates annual amortization expense (income) of acquired sales contracts in the next five years of: $19.9 million, $0.4 million, $(4.7) million, $(4.7) million and $(4.7) million.

Exploration Costs

Costs to acquire permits for exploration activities are capitalized. Drilling and other costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred.

Property, Plant and Equipment

Plant and Equipment

Plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. For the year ended December 31, 2010 no interest costs were capitalized. During the years ended December 31, 2009 and 2008, interest costs of $0.8 million and $11.7 million, respectively, were capitalized. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, including longwalls, draglines and shovels, range from 5 to 32 years. The useful lives of buildings and leasehold improvements generally range from 10 to 30 years.

Deferred Mine Development

Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. Costs may include construction permits and licenses; mine design; construction of access roads, shafts, slopes and main entries; and removing overburden to access reserves in a new pit. Additionally, deferred mine development includes the asset cost associated with asset retirement obligations.

Coal Lands and Mineral Rights

Rights to coal reserves may be acquired directly through governmental or private entities. A significant portion of the Company’s coal reserves are controlled through leasing arrangements. The net book value of the Company’s leased coal interests was $1.6 billion at December 31, 2010 and 2009. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Future lease bonus payments of $29.5 million in 2011, $28.4 million in 2012, $23.4 million in 2013 and $7.3 million in 2014 are due. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level, which is the Company’s Black Thunder mining complex. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the fair value of the reporting unit, with the fair value of the reporting unit determined using a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate and projections of selling prices and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $37.6 million and $37.9 million at December 31, 2010 and 2009, respectively. Amounts classified as current were $9.6 million and $9.5 million at December 31, 2010 and 2009, respectively. Current amounts are recorded in other current assets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Operating Income, Net

Other operating income, net in the accompanying consolidated statements of income reflects income and expense from sources other than physical coal sales, including: bookouts, the practice of offsetting purchase and sale contracts for shipping convenience purposes, and contract settlements; royalties earned from properties leased to third parties; income from equity investments; gains and losses from dispositions of assets; and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes.

Asset Retirement Obligations

The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. Amortization of the related asset is recorded on a units-of-production basis over the mine’s estimated recoverable reserves. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit in loss in the period the obligation is settled. See additional discussion in Note 12, “Asset Retirement Obligations.”

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

The Company evaluates the effectiveness of its hedging relationships both at the hedge’s inception and on an ongoing basis. Any ineffective portion of the change in fair value of a derivative instrument used as a hedge instrument in a fair value or cash flow hedge is recognized immediately in earnings. The ineffective portion is based on the extent to which exact offset is not achieved between the change in fair value of the hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument and the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge in a cash flow hedge or the change in the fair value. Ineffectiveness was insignificant for the years ended December 31, 2010, 2009 and 2008. See Note 7, “Derivative Instruments” for further disclosures related to the Company’s derivative instruments.

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

Accounting Standards Issued and Not Yet Adopted

There are no new accounting pronouncements that have been issued whose adoption is expected to have a material impact on the Company’s consolidated financial statements.

2.	Property Transactions

On November 12, 2009, the Company entered into a lease of coal reserves and other coal resources from Great Northern Properties Limited Partnership in Montana for $73.1 million. On March 18, 2010, the Company was awarded a Montana state coal lease for the Otter Creek tracts for a price of $85.8 million. The Company now controls approximately 1.4 billion tons of coal reserves in Montana’s Otter Creek area.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2009 the Company purchased the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquired operations included approximately 345 million tons of coal reserves that were adjacent to the Company’s Black Thunder mining complex in its Powder River Basin segment. The acquired mining operations have been integrated into the Company’s Black Thunder mining operations. To finance the acquisition, the Company sold 19.55 million shares of its common stock and issued $600.0 million in aggregate principal amount of senior unsecured notes. See Note 10, “Debt and Financing Arrangements” and Note 15 “Capital Stock” for further information about these transactions.

3.	Goodwill

Changes in the carrying value of Goodwill for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Balance at January 1, 2008	$40,032
Consideration paid related to prior business acquisitions	6,800

Balance at December 31, 2008	46,832
Consideration paid related to prior business acquisitions	4,767
Acquisition of Jacobs Ranch	62,102

Balance at December 31, 2009	113,701
Consideration paid related to prior business acquisitions	1,262

Balance at December 31, 2010	$114,963

Goodwill has been allocated to the Company’s Black Thunder mining complex, part of the Powder River Basin segment, for impairment testing purposes. All of the goodwill is expected to be deductible for income tax purposes. The consideration paid related to prior business acquisitions represents adjustments to the purchase price of a previous acquisition resulting from a 2008 tax settlement. For further discussion see Note 9, “Taxes”.

4.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. Following are the items included in accumulated other comprehensive income (loss):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Loss
	(In thousands)

Balance at January 1, 2008	$280	$(842)	$(1,070)	$(1,632)
2008 activity, before tax	(71,129)	(50,925)	1,024	(121,030)
2008 activity, tax effect	25,600	18,334	(368)	43,566

Balance at December 31, 2008	(45,249)	(33,433)	(414)	(79,096)
2009 activity, before tax	72,553	20,124	(136)	92,541
2009 activity, tax effect	(26,118)	(7,230)	50	(33,298)

Balance at December 31, 2009	1,186	(20,539)	(500)	(19,853)
2010 activity, before tax	2,711	15,406	2,877	20,994
2010 activity, tax effect	(976)	(5,546)	(1,036)	(7,558)

Balance at December 31, 2010	$2,921	$(10,679)	$1,341	$(6,417)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 1, “Accounting Policies” unrealized gains or losses on derivatives that qualify for hedge accounting as cash flow hedges are recorded in other comprehensive income. Pension, postretirement and other post-employment benefits adjustments in other comprehensive income relate to changes in the funded status of various benefit plans, as discussed in Note 1, “Accounting Policies.” The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through other comprehensive income (loss).

5.	Equity Investments

	Knight Hawk	DKRW	DTA	Tenaska	Total
	(In thousands)

Balance at January 1, 2008	$43,894	$26,907	$12,149	$—	$82,950
Investments in affiliates	—	—	1,503	—	1,503
Advances to (distributions from) affiliates, net	(2,167)	—	4,467	—	2,300
Equity in comprehensive income (loss)	6,366	(1,783)	(3,575)	—	1,008

Balance at December 31, 2008	48,093	25,124	14,544	—	87,761
Advances to (distributions from) affiliates, net	(5,164)	—	2,925	—	(2,239)
Equity in comprehensive income (loss)	6,674	(1,535)	(3,393)	—	1,746

Balance at December 31, 2009	49,603	23,589	14,076	—	87,268
Investments in affiliates	77,637	—	—	9,768	87,405
Advances to (distributions from) affiliates, net	(12,639)	—	4,264	—	(8,375)
Equity in comprehensive income (loss)	16,649	(1,628)	(3,868)	—	11,153

Balance at December 31, 2010	$131,250	$21,961	$14,472	$9,768	$177,451

The Company holds an equity interest in Knight Hawk Holdings, LLC (“Knight Hawk”), a coal producer in the Illinois Basin. In June 2010, the Company exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest, increasing the Company’s ownership in Knight Hawk to 42% from 33 1/3%. The Company recognized a gain of $41.6 million on the transaction, representing the difference between the fair value and the $12.1 million net book value of the coal reserves, adjusted for the Company’s retained ownership interest in the reserves through its investment in Knight Hawk. In December 2010, the Company increased its ownership interest in Knight Hawk to 49% for $26.6 million in cash.

The Company holds a 24% equity interest in DKRW Advanced Fuels LLC (“DKRW”), a company engaged in developing coal-to-liquids facilities. Under a coal reserve purchase option with DKRW, DKRW could purchase reserves from the Company, which the Company would then mine on a contract basis for DKRW. Under a convertible secured promissory note, DKRW may borrow up to $30 million in principal from its investors, of which $20 million may be provided by the Company. Amounts borrowed are due and payable in cash or in additional equity interests on the earlier of December 31, 2011 or upon the closing of DKRW’s next financing, bear interest at the rate of 1.25% per month, and are secured by DKRW’s equity interests in Medicine Bow Fuel & Power LLC. As of December 31, 2010 and 2009, the Company had advanced $18.1 million and $12.4 million, respectively, under the note, including accumulated interest. The note balances are reflected in other receivables on the consolidated balance sheets. As of December 31, 2010, DKRW may borrow up to an additional $5.0 million in principal from the Company under the note.

The Company holds a general partnership interest in Dominion Terminal Associates (“DTA”), which is accounted for under the equity method. DTA operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia for use by the partners. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs. During 2008, the Company increased its ownership interest from 17.5% to 21.875%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2010, the Company purchased a 35% interest in Tenaska Trailblazer Partners, LLC (“Tenaska”), the developer of the Trailblazer Energy Center, a fossil-fuel-based electric power plant near Sweetwater, Texas. The plant, fueled by low sulfur coal, will capture and store carbon dioxide for enhanced oil recovery applications. In addition to the initial payment of $9.8 million, additional payments totaling $12.5 million are due upon the achievement of project milestones to maintain the Company’s interest. The Company will also pay 35% of the future development costs of the project, not to exceed $12.5 million without prior approval from the Company. The Company paid $4.1 million of development costs in 2010. A receivable for these development costs is reflected in the consolidated balance sheet at December 31, 2010 in other noncurrent assets, as the development costs will either be reimbursed when the project receives construction financing, or they will be considered an additional capital contribution, with ownership percentages adjusted accordingly.

6.	Inventories

Inventories consist of the following:

	December 31
	2010	2009
	(In thousands)

Coal	$115,647	$99,161
Repair parts and supplies	119,969	141,615

	$235,616	$240,776

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.7 million and $13.4 million at December 31, 2010 and 2009, respectively.

7.	Derivative Instruments

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 55 to 65 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At December 31, 2010, the Company had protected the price of approximately 61% of its expected purchases for fiscal year 2011. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. The Company held heating oil swaps and purchased call options for approximately 38.0 million gallons as of December 31, 2010.

Coal risk management positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted sales or purchases of coal or to the risk of changes in the fair value of a fixed price physical sales contract. Certain derivative contracts may be designated as hedges of these risks.

At December 31, 2010, the Company held derivatives for risk management purposes totaling 0.5 million tons of coal sales that are expected to settle in 2011 and 2.2 million tons of coal sales that are expected to settle in 2012 through 2014.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company may also include non-derivative contracts in its trading portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is exposed to the risk of changes in coal prices on its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 57% in 2011 and 43% in 2012.

Tabular derivatives disclosures

The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. The amounts shown in the table below represent the fair value position of individual contracts, regardless of the net position presented in the accompanying consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2010			December 31, 2009
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivatives	Derivatives		Derivatives	Derivatives

Derivatives Designated as Hedging Instruments
Heating oil	$13,475	$—		$13,954	$(2,432)
Coal	2,009	(2,350)		3,075	(6,355)

Total	15,484	(2,350)		17,029	(8,787)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	34,445	(24,087)		41,544	(31,262)
Coal	1,139	(912)		11,459	(1,898)

Total	35,584	(24,999)		53,003	(33,160)

Total derivatives	51,068	(27,349)		70,032	(41,947)
Effect of counterparty netting	(22,402)	22,402		(39,227)	39,227

Net derivatives as classified in the balance sheet	$28,666	$(4,947)	$23,719	$30,805	$(2,720)	$28,085

		December 31,
		2010	2009

Net derivatives as reflected on the balance sheets

Heating oil	Other current assets	$13,475	$11,998
	Accrued expenses and other current liabilities	—	(476)
Coal	Coal derivative assets	15,191	18,807
	Coal derivative liabilities	(4,947)	(2,244)

		$23,719	$28,085

The Company had a current asset for the right to reclaim cash collateral of $10.3 million and $12.5 million at December 31, 2010 and 2009, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivatives on measures of financial performance are as follows:

Year Ended December 31,
(In thousands)	Gain on Derivatives				Hedged Items in	Loss on Hedged Items
Derivatives used in	Used in Fair Value				Fair Value Hedge	In Fair Value Hedge
Fair Value Hedging Relationships	Hedge Relationships				Relationships	Relationships
	2010		2009			2010		2009
	(In thousands)					(In thousands)

Coal	$	—[3]	$2,586	[3]	Firm commitments	$—	[3]	$(2,586)[3]

					Gain (Loss)
					Recognized in
			Gains (Losses)		Income (Ineffective
	Gain (Loss)		Reclassified from		Portion and Amount
Derivatives used in	Recognized in OCI		OCI into Income		Excluded from
Cash Flow Hedging Relationships	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	2010	2009	2010	2009	2010	2009

Heating oil	$(149)	$10,309	$437 [2]	$(49,055)[2]	$—	$—
Coal sales	(4,714)	(7,441)	(1,602)[1]	(6,999)[1]	—	—
Coal purchases	5,145	1,089	(1,202)[2]	(13,181)[2]	—	—

Totals	$282	$3,957	$(2,367)	$(69,235)	$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2010		2009

Coal — unrealized	$(10,991)[3]		$9,673	[3]

Coal — realized	$4,542	[4]	$—	[4]

Location in Statement of Income:
1 — Coal sales
2 — Cost of coal sales
3 — Change in fair value of coal derivatives and coal trading activities, net
4 — Other operating income, net

During the years ended December 31, 2010 and 2009, the Company recognized net unrealized and realized gains of $2.1 million and $2.4 million, respectively, related to its trading portfolio. These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying consolidated statements of income and are not included in the previous table.

During the next twelve months, based on fair values at December 31, 2010, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $12.6 million are expected to be reclassified from other comprehensive income into earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31
	2010	2009
	(In thousands)

Payroll and employee benefits	$51,327	$41,773
Taxes other than income taxes	107,969	88,980
Interest	52,843	55,557
Workers’ compensation (see Note 13)	6,659	7,439
Asset retirement obligations (see Note 12)	8,862	5,315
Other	17,751	28,652

	$245,411	$227,716

9.	Taxes

Income taxes

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2005 through 2010 remain open to examination for U.S. federal income tax matters and 1998 through 2010 remain open to examination for various state income tax matters.

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Current:
Federal	$34,304	$21,295	$24,066
State	2,283	864	1,027

Total current	36,587	22,159	25,093
Deferred:
Federal	(18,506)	(39,492)	35,545
State	(367)	558	(18,864)

Total deferred	(18,873)	(38,934)	16,681

	$17,714	$(16,775)	$41,774

A reconciliation of the statutory federal income tax expense on the Company’s pretax income to the actual provision for (benefit from) income taxes follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Income tax expense at statutory rate	$61,800	$8,888	$138,637
Percentage depletion allowance	(49,152)	(29,463)	(45,336)
State taxes, net of effect of federal taxes	2,299	(61)	4,060
Change in valuation allowance	(383)	725	(57,973)
Other, net	3,150	3,136	2,386

	$17,714	$(16,775)	$41,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2010, 2009 and 2008, compensatory stock options and other equity based compensation awards were exercised resulting in a tax expense (benefit) of $(0.8) million, $0.2 million and $(9.8) million, respectively. The tax benefit will be recorded to paid-in capital at such point in time when a cash tax benefit is recognized.

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31
	2010	2009
	(In thousands)

Deferred tax assets:
Alternative minimum tax credit carryforwards	$170,592	$142,070
Net operating loss carryforwards	102,355	118,643
Reclamation and mine closure	71,533	59,648
Advance royalties	38,557	33,749
Retiree benefit plans	15,366	31,352
Plant and equipment	19,846	19,004
Workers’ compensation	14,788	13,604
Other	80,378	59,877

Gross deferred tax assets	513,415	477,947
Valuation allowance	(737)	(1,120)

Total deferred tax assets	512,678	476,827
Deferred tax liabilities:
Deferred development	76,690	72,163
Investment in tax partnerships	68,538	45,189
Other	13,669	10,507

Total deferred tax liabilities	158,897	127,859

Net deferred tax asset	353,781	348,968
Current liability	(7,775)	(5,901)

Long-term deferred tax asset	$361,556	$354,869

The Company has net operating loss carryforwards for regular income tax purposes of $102.4 million at December 31, 2010 that will expire between 2011 and 2030. The Company has an alternative minimum tax credit carryforward of $170.6 million at December 31, 2010, which has no expiration date and can be used to offset future regular tax in excess of the alternative minimum tax.

During 2008, the Company reached a settlement with the IRS regarding the Company’s treatment of the acquisition of the coal operations of Atlantic Richfield Company (“ARCO”) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture. The settlement did not result in a net change in deferred tax assets, but involved a re-characterization of deferred tax assets, including an increase in net operating loss carryforwards of $145.1 million and other amortizable assets which will provide additional tax deductions through 2013. A portion of these future cash tax benefits accrue to ARCO pursuant to the original purchase agreement, including $1.3 million, $4.8 million and $6.8 million paid in 2010, 2009 and 2008, respectively, that was recorded as goodwill.

The Company has recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. Management reassesses the ability to realize its deferred tax assets annually in the fourth quarter or when circumstances indicate that the ability to realize deferred tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has changed. In determining the appropriate valuation allowance, the assessment takes into account expected future taxable income and available tax planning strategies. This review resulted in increases (decreases) in the valuation allowance of $(0.4) million, $0.7 million and $(61.9) million in 2010, 2009 and 2008, respectively. Of the decrease in 2008, $3.9 million related to the exercise of compensatory stock options and was recorded in paid in capital. The valuation allowance at December 31, 2010 and 2009 relates to certain state net operating loss benefits.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$4,070
Additions based on tax positions related to the current year	122
Additions for tax positions of prior years	909
Reductions for tax positions of prior years	(223)

Balance at December 31, 2008	4,878
Additions based on tax positions related to the current year	1,593
Additions for tax positions of prior years	205
Reductions for tax positions of prior years	(6)

Balance at December 31, 2009	6,670
Additions based on tax positions related to the current year	1,493
Additions for tax positions of prior years	85
Reductions for tax positions of prior years	(3,830)

Balance at December 31, 2010	$4,418

If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2010 would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $0.6 million of interest and penalties accrued at December 31, 2010 of which $0.1 million was recognized during 2010. No gross unrecognized tax benefits are expected to be reduced in the next 12 months due to the expiration of the statute of limitations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt and Financing Arrangements

Debt consists of the following:

	December 31
	2010	2009
	(In thousands)

Commercial paper	$56,904	$49,453
Indebtedness to banks under credit facilities	—	204,000
6.75% senior notes ($450.0 million and $950.0 million face value, respectively) due July 1, 2013	451,618	954,782
8.75% senior notes ($600.0 million face value) due August 1, 2016	587,126	585,441
7.25% senior notes ($500.0 million face value) due October 1, 2020	500,000	—
Other	14,093	14,011

	1,609,741	1,807,687
Less current maturities and short-term borrowings	70,997	267,464

Long-term debt	$1,538,744	$1,540,223

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

Commercial Paper

On August 15, 2007, the Company entered into a commercial paper placement program, as amended, to provide short-term financing at rates that are generally lower than the rates available under the revolving credit facility. Under the commercial paper program, the Company may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. Market conditions have impacted the Company’s ability to issue commercial paper, and the Company amended the program on March 25, 2010 to decrease the maximum aggregate principal amount outstanding to $75.0 million from $100.0 million. The commercial paper placement program is supported by a revolving credit facility, which is subject to renewal annually and expires on April 30, 2011. As of December 31, 2010, the weighted-average interest rate of the Company’s outstanding commercial paper was 1.45% and maturity dates ranged from 3 to 55 days.

Credit Facilities and Availability

The Company maintains a secured credit facility that allows for up to $860.0 million in borrowings until June 23, 2011, when it will decrease to $762.5 million. New banks may join the credit facility after June 23, 2011, subject to an aggregate maximum borrowing amount of $800.0 million. On March 19, 2010, the Company entered into an amendment that enables Arch Coal to make certain intercompany loans to its subsidiary, Arch Western without repaying the existing loan from Arch Western to Arch Coal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the credit facility bear interest at a floating rate based on LIBOR determined by reference to the Company’s leverage ratio, as calculated in accordance with the credit agreement. The Company’s credit facility is secured by substantially all of its assets as well as its ownership interests in substantially all of its subsidiaries, except its ownership interests in Arch Western and its subsidiaries. Commitment fees are payable on the average unused daily balance of the revolving credit facility. As of December 31, 2010, the weighted-average commitment fees were 0.625% per annum. Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit.

The Company maintains an accounts receivable securitization program under which eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company’s financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit) at rates that vary with its leverage ratio, as defined under the program. On March 31, 2009, the Company entered into an amendment to its accounts receivable securitization program that revised certain terms to strengthen the credit quality of the pool of receivables and increased the interest rate. On February 24, 2010, the Company entered into another amendment that revised certain terms to expand the pool of receivables included in the program. The size of the program continues to allow for aggregate borrowings and letters of credit of up to $175.0 million limited by eligible accounts receivable, as defined under the terms of the agreement. The credit facility supporting the borrowings under the program is subject to renewal annually, and expires on January 30, 2012.

As of December 31, 2010, the Company had no borrowings outstanding under the revolving credit facility and $120.0 million outstanding as of December 31, 2009. The Company had no borrowings under the accounts receivable securitization program at December 31, 2010 and borrowings of $84.0 million at December 31, 2009. For the year ended December 31, 2010, our average borrowing level under these programs was approximately $132.0 million. The Company also had letters of credit under the securitization program of $65.5 million as of December 31, 2010. At December 31, 2010, the Company had available borrowing capacity under the revolving credit facility and the accounts receivable securitization program of $860.0 million and $109.5 million, respectively.

6.75% senior notes

The 6.75% senior notes were issued by the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), under an indenture dated June 25, 2003. The senior notes are guaranteed by Arch Western and certain of its subsidiaries and are secured by an intercompany notes from Arch Coal, Inc. to Arch Western. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make certain investments. Of the aggregate principal outstanding at December 31, 2010 and 2009, $118.4 and $250.0 million, respectively, of the 6.75% notes were issued at a premium of 104.75% of par. The premium is amortized over the term of the notes. Interest is payable on the notes on January 1 and July 1 of each year. The redemption price of the notes, reflected as a percentage of the principal amount, is 101.25% for notes redeemed before July 1, 2011 and 100% for notes redeemed on or after July 1, 2011.

8.75% senior notes

On July 31, 2009, the Company issued $600.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 at an initial issue price of 97.464% of the face amount. The Company deferred issue costs of $14.5 million in association with the 8.75% senior notes. Interest is payable on the notes on February 1 and August 1 of each year. At any time on or after August 1, 2013, the Company may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015. In addition, at any time and from time to time, prior to August 1, 2012, on one or more occasions, the Company may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 108.750%.

7.25% senior notes

Interest is payable on the 7.25% senior unsecured notes due in 2020 on April 1 and October 1 of each year, commencing April 1, 2011. At any time on or after October 1, 2015, the Company may redeem some or all of the notes. The redemption price reflected as a percentage of the principal amount is: 103.625% for notes redeemed between October 1, 2015 and September 30, 2016; 102.417% for notes redeemed between October 1, 2016 and September 30, 2017; 101.208% for notes redeemed between October 1, 2017 and September 30, 2018; and 100% for notes redeemed on or after October 1, 2018. In addition, at any time and from time to time, prior to October 1, 2013, on one or more occasions, the Company may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 107.250%.

The 8.75% and 7.25% senior notes are guaranteed by most of the Company’s subsidiaries, except for Arch Western and its subsidiaries and Arch Receivable Company, LLC.

Expected aggregate maturities of debt for the next five years are $71.0 million in 2011, $0 in 2012, $450.0 million in 2013, $0 in 2014 and $0 in 2015.

Terms of the Company’s credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, acquire, dispose, merge or consolidate assets; incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates and enter into sale and leaseback transactions. The terms also require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants, including an interest coverage ratio test, as defined in the indentures. In addition, the covenants require the Company to pledge assets to collateralize the revolving credit facility. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company complied with all financial covenants at December 31, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value:

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Available-for-sale investments	$8,071	$7,236	$—	$835
Derivatives	28,666	2,005	17,873	8,788

Total assets	$36,737	$9,241	$17,873	$9,623

Liabilities:
Derivatives	$4,947	$—	$4,507	$440

The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. Each level in the table above displays the underlying contracts according to their classification in the accompanying consolidated balance sheets, based on this counterparty netting.

The following table summarizes the change in the net fair value of financial instruments categorized as level 3.

Year Ended
December 31, 2010
(In thousands)

Beginning balance	$8,217
Gains (losses), realized or unrealized
Recognized in earnings	(10,356)
Recognized in other comprehensive income	593
Settlements, purchases and issuances	10,729

Ending balance	$9,183

Net unrealized losses during the twelve months ended December 31, 2010 related to level 3 financial instruments held on December 31, 2010 were $0.7 million.

Fair Value of Long-Term Debt

At December 31, 2010 and 2009, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,708.6 million and $1,844.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended December 31
	2010	2009
	(In thousands)

Balance at January 1 (including current portion)	$310,409	$258,851
Accretion expense	26,615	23,427
Additions resulting from acquisition of Jacobs Ranch	—	75,109
Adjustments to the liability from changes in estimates	8,934	(43,709)
Liabilities settled	(2,839)	(3,269)

Balance at December 31	$343,119	$310,409
Current portion included in accrued expenses	(8,862)	(5,315)

Noncurrent liability	$334,257	$305,094

The reduction in the liability of $43.7 million in 2009 resulted from changes to the Black Thunder mine’s pit configuration upon the integration the Jacobs Ranch mining operations.

As of December 31, 2010, the Company had $122.2 million in surety bonds outstanding and $406.2 million in self-bonding to secure reclamation obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ compensation expense consists of the following components:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Self-insured occupational disease benefits:
Service cost	$727	$531	$481
Interest cost	675	558	449
Net amortization	(1,860)	(2,879)	(3,882)

Total occupational disease	(458)	(1,790)	(2,952)
Traumatic injury claims and assessments	9,263	8,904	10,277

Total workers’ compensation expense	$8,805	$7,114	$7,325

Net amortization represents the systematic recognition of actuarial gains or losses over a five-year period.

The reconciliation of changes in the benefit obligation of the occupational disease liability is as follows:

	December 31
	2010	2009
	(In thousands)

Beginning of year obligation	$9,702	$7,413
Service cost	727	531
Interest cost	675	558
Actuarial loss	6,993	1,913
Benefit and administrative payments	(685)	(713)

Net obligation at end of year	$17,412	$9,702

The increase in the actuarial loss in 2010 is due to changes in estimates primarily resulting from the passing of the Patient Protection and Affordable Care Act, which extended and expanded occupational disease benefits.

At December 31, 2010 and 2009, accumulated gains of $2.0 million and $10.9 million, respectively, were not yet recognized in occupational disease cost and were recorded in accumulated other comprehensive income. The expected accumulated gain that will be amortized from accumulated other comprehensive income into occupational disease cost in 2011 is $0.4 million.

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31
	2010	2009	2008

Weighted average assumptions:
Discount rate	5.96%	6.11%	6.65%
Cost escalation rate	3.00%	3.00%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	December 31
	2010	2009
	(In thousands)

Occupational disease costs	$17,412	$9,702
Traumatic and other workers’ compensation claims	24,537	26,847

Total obligations	41,949	36,549
Less amount included in accrued expenses	6,659	7,439

Noncurrent obligations	$35,290	$29,110

As of December 31, 2010, the Company had $63.2 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

14.	Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status.  Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
	(In thousands)

CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1	$280,693	$240,578	$46,445	$60,836
Service cost	15,870	13,444	1,509	2,954
Interest cost	15,822	15,946	2,083	3,667
Plan amendments	(92)	—	—	(28,561)
Benefits paid	(15,924)	(13,834)	(1,845)	(2,573)
Acquisition of Jacobs Ranch	—	1,542	—	2,506
Other-primarily actuarial loss (gain)	1,338	23,017	(8,559)	7,616

Benefit obligations at December 31	$297,707	$280,693	$39,633	$46,445

CHANGE IN PLAN ASSETS
Value of plan assets at January 1	$211,899	$166,304	$—	$—
Actual return on plan assets	34,401	40,648	—	—
Employer contributions	17,337	18,781	1,845	2,573
Benefits paid	(15,924)	(13,834)	(1,845)	(2,573)

Value of plan assets at December 31	$247,713	$211,899	$—	$—

Accrued benefit cost	$(49,994)	$(68,794)	$(39,633)	$(46,445)

ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit (cost)	$(1,310)	$(1,575)	$9,742	$12,106
Accumulated gain (loss)	(39,099)	(59,899)	11,965	6,324

	$(40,409)	$(61,474)	$21,707	$18,430

BALANCE SHEET AMOUNTS
Current liability	$(840)	$(528)	$(1,840)	$(2,580)
Noncurrent liability	$(49,154)	$(68,266)	$(37,793)	$(43,865)

	$(49,994)	$(68,794)	$(39,633)	$(46,445)

Pension Benefits

The accumulated benefit obligation for all pension plans was $280.4 million and $263.7 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation differs from the benefit obligation in that it includes no assumption about future compensation levels.

The benefit obligation and the accumulated benefit obligation for the Company’s unfunded pension plan were $7.3 million and $6.2 million, respectively, at December 31, 2010.

The prior service cost and net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are $0.2 million and $8.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Postretirement Benefits

The prior service credit and net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $2.4 million and $2.4 million, respectively.

The postretirement plan amendment in 2009 relates to an increase in retirees’ responsibility for medical costs and the related remeasurement of other postretirement benefit obligation as discussed above.

Components of Net Periodic Benefit Cost.  The following table details the components of pension and other postretirement benefit costs.

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2010	2009	2008	2010	2009	2008
			(In thousands)

Service cost	$15,870	$13,444	$12,917	$1,509	$2,954	$2,937
Interest cost	15,822	15,946	14,636	2,083	3,667	3,716
Expected return on plan assets*	(19,392)	(17,719)	(17,932)	—	—	—
Amortization of prior service cost (credit)	173	193	(213)	(2,364)	2,161	3,458
Amortization of other actuarial losses (gains)	7,130	3,967	3,213	(2,918)	(2,897)	(3,644)
Curtailments	—	585	—	—	—	—

Net benefit cost	$19,603	$16,416	$12,621	$(1,690)	$5,885	$6,467

*	The Company does not fund its other postretirement benefit obligations.

The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period.

Assumptions.  The following table provides the assumptions used to determine the actuarial present value of projected benefit obligations at December 31.

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009

Weighted average assumptions:
Discount rate	5.71%	5.97%	5.23%	5.67%
Rate of compensation increase	3.39%	3.39%	N/A	N/A

The following table provides the assumptions used to determine net periodic benefit cost for years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted average assumptions:
Discount rate	5.97%	6.85%	6.50%	5.67%	6.85%/5.68%	6.50%
Rate of compensation increase	3.39%	3.39%	3.39%	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by members of the Company’s pension committee (the “Pension Committee”). The risk assessment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a link between a pension’s risk capacity, management’s willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

The health care cost trend rate assumed for 2011 is 7.9% and is expected to reach an ultimate trend rate of 4.5% by 2028. A one-percentage-point increase in the health care cost trend rate would have increased the postretirement benefit obligation at December 31, 2010 by $0.4 million. A one-percentage-point decrease in the health care cost trend rate would have decreased the postretirement benefit obligation at December 31, 2010 by $0.4 million. The effect of these changes would have had an insignificant impact on the net periodic postretirement benefit costs.

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

The Company’s pension plan assets at December 31, 2010 and 2009, respectively, are categorized below according to the fair value hierarchy as defined in Note 11, “Fair Values of Financial Instruments”:

	Total		Level 1		Level 2		Level 3
	2010	2009	2010	2009	2010	2009	2010	2009
	(In thousands)

Equity securities:(A)
U.S. small-cap	$10,647	$—	$10,647	$—	$—	$—	$—	$—
U.S. mid-cap	46,851	50,411	21,163	29,884	25,688	20,527	—	—
U.S. large-cap	77,632	58,520	38,397	33,255	39,235	25,265	—	—
Non-U.S.	24,995	14,466	—	—	24,995	14,466	—	—
Fixed income securities:
U.S. government securities(B)	3,053	11,582	2,492	11,582	561	—	—	—
Non-U.S. government securities(C)	3,469	955	—	—	3,469	955	—	—
U.S. government asset and mortgage backed securities(D)	1,073	979	—	—	1,073	979	—	—
Corporate fixed income(E)	13,737	14,959	—	—	13,737	14,959	—	—
State and local government securities(F)	13,679	6,386	—	—	13,679	6,386	—	—
Other fixed income(G)	45,628	43,283	—	—	45,628	43,283	—	—
Short-term investments(H)	6,110	5,975	—	1,616	6,110	4,359	—	—
Other investments(I)	839	4,383	—	4,245	839	138	—	—

Total	$247,713	$211,899	$72,699	$80,582	$175,014	$131,317	$—	$—

(A)	Equity securities includes investments in 1) common stock, 2) preferred stock and 3) mutual funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date and are traded on listed exchanges.

(B)	U.S. government securities includes agency and treasury debt. These investments are valued using dealer quotes in an active market.

(C)	Non-U.S. government securities includes debt securities issued by foreign governments and are valued utilizing a price spread basis valuation technique with observable sources from investment dealers and research vendors.

(D)	U.S. government asset and mortgage backed securities includes government-backed mortgage funds which are valued utilizing an income approach that includes various valuation techniques and sources such as discounted cash flows models, benchmark yields and securities, reported trades, issuer trades and/or other applicable data.

(E)	Corporate fixed income is primarily comprised of corporate bonds and certain corporate asset-backed securities that are denominated in the U.S. dollar and are investment-grade securities. These investments are valued using dealer quotes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(F)	State and local government securities include different U.S. state and local municipal bonds and asset backed securities, these investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes, benchmark yields and securities, reported trades, issuer trades and/or other applicable data.

(G)	Other fixed income investments are actively managed fixed income vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(H)	Short-term investments include governmental agency funds, government repurchase agreements, commingled funds, and pooled funds and mutual funds. Governmental agency funds are valued utilizing an option adjusted spread valuation technique and sources such as interest rate generation processes, benchmark yields and broker quotes. Investments in governmental repurchase agreements, commingled funds and pooled funds and mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(I)	Other investments includes cash, forward contracts, derivative instruments, credit default swaps, interest rate swaps and mutual funds. Investments in interest rate swaps are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer trades and/or other applicable data. Forward contracts and derivative instruments are valued at their exchange listed price or broker quote in an active market. The mutual funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date and are traded on listed exchanges.

Cash Flows.  In order to achieve a desired funded status, the Company expects to make contributions of $37.6 million to the pension plans in 2011.

The following represents expected future benefit payments, which reflect expected future service, as appropriate:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)

2011	$15,428	$3,143
2012	17,989	3,369
2013	20,707	3,556
2014	22,279	3,745
2015	21,994	3,984
Years 2016-2020	155,033	21,494

	$253,430	$39,291

Other Plans

The Company sponsors savings plans which were established to assist eligible employees provide for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $18.1 million, $15.9 million and $16.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15.	Capital Stock

On March 14, 2006, the Company filed a registration statement on Form S-3 with the SEC. The registration statement allows the Company to offer, from time to time, an unlimited amount of debt securities, preferred stock, depositary shares, purchase contracts, purchase units, common stock and related rights and warrants.

Common Stock

On July 31, 2009, the Company sold 17 million shares of its common stock at a public offering price of $17.50 per share and on August 6, 2009, the Company issued an additional 2.55 million shares of its common stock under the same terms and conditions to cover underwriters’ over-allotments. The net proceeds received from the issuance of common stock were $326.5 million, which was used primarily to finance the purchase of the Jacobs Ranch mining complex in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

In January 2008, 84,376 shares of the Company’s 5% Perpetual Cumulative Convertible Preferred Stock (“Preferred Stock”) were converted into 404,735 shares of the Company’s common stock. On February 1, 2008, the Company redeemed the remaining 505 shares of Preferred Stock at the redemption price of $50.00 per share.

Stock Repurchase Plan

The Company’s share repurchase program allows for the purchase of up to 14,000,000 shares of the Company’s common stock. At December 31, 2010, 10,925,800 shares of common stock were available for repurchase under the plan. During 2008, the Company repurchased 1,511,800 shares of its common stock under the repurchase program at an average cost of $35.62 per share. There were no purchases made under the plan during 2010 or 2009. There is no expiration date on the program. Any future repurchases under the plan will be made at management’s discretion and will depend on market conditions and other factors.

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

As of December 31, 2010, the Company had stock options, restricted stock and restricted stock units outstanding under the Incentive Plan.

Stock Options

Stock options are granted at a price equal to the closing market price of the Company’s common stock on the date of grant and are generally subject to vesting provisions of at least one year from the date of grant. Information regarding stock option activity under the Incentive Plan follows for the year ended December 31, 2010:

		Weighted Average	Aggregate	Average
	Common	Exercise	Intrinsic	Contract
	Shares	Price	Value	Life
	(In thousands)		(In thousands)

Options outstanding at January 1	3,935	$25.17
Granted	778	22.64
Exercised	(155)	11.39
Canceled	(14)	30.22

Options outstanding at December 31	4,544	25.18	$59,919	6.10

Options exercisable at December 31	2,643	25.51	33,993	4.47

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $0.1 million and $24.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the year ended December 31, 2010:

		Weighted Average
	Common Shares	Grant-Date Fair Value
	(In thousands)

Unvested options at January 1	1,899	$12.36
Granted	778	9.43
Vested	(768)	13.73
Canceled	(8)	9.57

Unvested options at December 31	1,901	10.61

Compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008 was $10.6 million, $11.8 million and $10.7 million, respectively. As of December 31, 2010, there was $7.6 million of unrecognized compensation cost related to the unvested stock options. The total grant-date fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $10.6 million, $9.1 million and $4.4 million, respectively. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options is recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The majority of the cost relating to the stock-based compensation plans is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Weighted average assumptions used in the Black-Scholes option pricing model for granted options follow:

	Year Ended December 31
	2010	2009	2008

Weighted average grant-date fair value per share of options granted	$9.43	$6.63	$21.29
Assumptions (weighted average):
Risk-free interest rate	2.16%	1.75%	2.86%
Expected dividend yield	1.99%	2.56%	0.6%
Expected volatility	57.1%	69.3%	45.7%
Expected life (in years)	4.5	4.5	4.7

Expected volatilities are based on historical stock price movement and implied volatility from traded options on the Company’s stock. The expected life of the option was determined based on historical exercise activity. Most options granted vest over a period of four years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding restricted stock and restricted stock unit activity and weighted average grant-date fair value follows for the year ended December 31, 2010:

	Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average
	Common	Grant-Date	Common	Grant-Date
	Shares	Fair Value	Shares	Fair Value
	(In thousands)		(In thousands)

Outstanding at January 1	76	$27.43	54	$52.69
Granted	12	22.03	—	—
Vested	(12)	32.66	—	—
Canceled	(2)	56.84	—	—

Outstanding at December 31	74	24.69	54	52.69

The weighted average fair value of restricted stock granted during 2009 and 2008 was $14.05 and $49.05, respectively. There were no restricted stock units granted during 2009. The weighted average fair value of restricted stock units granted during 2008 was $52.69. The total grant-date fair value of restricted stock that vested during 2010, 2009 and 2008 was $0.4 million, $1.5 million and $1.0 million, respectively. The total grant-date fair value of restricted stock units that vested during 2009 and 2008 was $0.4 million and $1.9 million, respectively. Unearned compensation of $1.4 million will be recognized over the remaining vesting period of the outstanding restricted stock and restricted stock units. The Company recognized expense of approximately $1.1 million, $1.7 million and $1.9 million related to restricted stock and restricted stock units for the years ended December 31, 2010, 2009 and 2008, respectively.

Long-Term Incentive Compensation

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three year term of the grant. The basis of the compensation costs are revalued quarterly. The Company recognized $3.8 million, $2.6 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Amounts accrued under the plan were $6.4 million and $2.6 million at December 31, 2010 and 2009, respectively.

Performance-Contingent Phantom Stock Awards

During the year ended December 31, 2008, certain stock price and EBITDA performance measurements were satisfied under performance-contingent phantom stock awards awarded to all of the Company’s executives, and the Company issued 0.2 million shares of common stock and paid cash of $3.5 million under the awards. The Company recognized $1.1 million of expense under this award in the year ended December 31, 2008. The expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Deferred Compensation Plan

The Company maintains a deferred compensation plan that allows eligible employees to defer receipt of compensation until the dates elected by the participant. Participants in the plan may defer up to 85% of their base salaries and up to 100% of their annual incentive awards. The plan also allows participants to defer receipt of up to 100% of the shares under any restricted stock unit or performance-contingent stock awards. The amounts deferred are invested in accounts that mirror the gains and losses of a number of different investment funds, including a hypothetical investment in shares of the Company’s common stock. Participants are always

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested in their deferrals to the plan and any related earnings. The Company has established a grantor trust to fund the obligations under the plan. The trust has purchased corporate-owned life insurance to offset these obligations. The policies are recorded at their net cash surrender values of $40.7 million and $37.2 million at December 31, 2010 and 2009, respectively. The participants have an unsecured contractual commitment by the Company to pay the amounts due under the plan. Any assets placed in trust by the Company to fund future obligations of the plan are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the company as to their deferred compensation in the plans.

Under the plan, the Company credits each participant’s account with the number of units equal to the number of shares or units that the participant could purchase or receive with the amount of compensation deferred, based upon the fair market value of the underlying investment on that date. The amount the employee will receive from the plan will be based on the number of units credited to each participant’s account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on that date. The liability under the plan was $38.5 million at December 31, 2010 and $29.6 million at December 31, 2009.

The Company’s net income (expense) related to the deferred compensation plan for the years ended December 31, 2010, 2009 and 2008 was $(2.8) million, $4.1 million and $(2.3) million, respectively, most of which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The Company markets its steam coal principally to electric utilities in the United States and its metallurgical coal to domestic and foreign steel producers. Sales to customers in foreign countries were $471.5 million, $194.4 million and $486.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in export sales in 2010 is primarily the result of an increase in metallurgical coal sales volumes. As of December 31, 2010 and 2009, accounts receivable from electric utilities located in the United States totaled $141.8 million and $119.0 million, respectively, or 68% and 62% of total trade receivables, respectively.

The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company sold approximately 162.8 million tons of coal in 2010. Approximately 77% of this tonnage (representing approximately 66% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to seven years. Sales (including spot sales) to the Company’s largest customer, Tennessee Valley Authority, were $301.4 million, $278.8 million and $416.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Third-party sources of coal

The Company uses independent contractors to mine coal at certain mining complexes. The Company also purchases coal from third parties that it sells to customers. Factors beyond the Company’s control could affect the availability of coal produced for or purchased by the Company. Disruptions in the quantities of coal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Earnings per Common Share

The following table provides the basis for earnings per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Weighted average shares outstanding:
Basic weighted average shares outstanding	162,398	150,963	143,604
Effect of common stock equivalents under incentive plans	812	309	779
Effect of common stock equivalents arising from Preferred Stock	—	—	33

Diluted weighted average shares outstanding	163,210	151,272	144,416

The effect of options to purchase 2.5 million, 2.2 million and 0.8 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for this period.

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

Minimum payments due in future years under these agreements in effect at December 31, 2010 are as follows:

	Operating
	Leases	Royalties
	(In thousands)

2011	$31,862	$31,388
2012	28,559	14,792
2013	24,550	15,786
2014	22,344	18,469
2015	15,152	18,948
Thereafter	18,131	69,412

	$140,598	$168,795

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $41.6 million in 2010, $43.3 million in 2009 and $42.8 million in 2008. Royalty expense, including production royalties, was $286.8 million in 2010, $230.5 million in 2009 and $259.2 million in 2008.

As of December 31, 2010, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $50.8 million.

20.	Guarantees

On December 31, 2005, the Company sold the stock of three subsidiaries and their four associated mining operations and coal reserves in Central Appalachia to Magnum Coal Company (“Magnum”) under the Purchase and Sale Agreement (the “Purchase Agreement”). The Company has agreed to continue to provide surety bonds and letters of credit for reclamation and retiree healthcare obligations related to the properties the Company sold to Magnum. The Purchase Agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At December 31, 2010, the Company had $91.4 million of surety bonds related to properties sold to Magnum. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. Patriot Coal Corporation acquired Magnum in July 2008, and has posted letters of credit in the Company’s favor for $32.7 million.

Magnum also acquired certain coal supply contracts with customers who did not consent to the assignment of the contract from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at December 31, 2010, the cost of purchasing 11.5 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $394.7 million, and the cost of purchasing 1.5 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $32.4 million. As the Company does not believe that it is probable that it would have to purchase replacement coal, no losses have been recorded in the consolidated financial statements as of December 31, 2010. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

In connection with the Company’s acquisition of the coal operations of ARCO and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments was $31.0 million at December 31, 2010, which is not recorded as a liability in the Company’s consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

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

Operating segment results for the years ended December 31, 2010, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts in total assets below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)

December 31, 2010
Coal sales	$1,606,236	$537,542	$1,042,490	$—	$3,186,268
Income from operations	146,555	58,082	193,943	(74,596)	323,984
Total assets	2,295,786	677,611	706,624	1,200,748	4,880,769
Depreciation, depletion and amortization	185,218	80,497	97,764	1,587	365,066
Amortization of acquired sales contracts, net	35,606	—	—	—	35,606
Capital expenditures	38,142	65,470	70,839	140,206	314,657
December 31, 2009
Coal sales	$1,205,492	$540,694	$829,895	$—	$2,576,081
Income from operations	82,341	29,722	105,241	(93,590)	123,714
Total assets	2,421,917	687,873	734,309	996,497	4,840,596
Depreciation, depletion and amortization	127,378	83,781	88,409	2,040	301,608
Amortization of acquired sales contracts, net	19,934	(311)	—	—	19,623
Capital expenditures	58,275	67,299	48,673	148,903	323,150
December 31, 2008
Coal sales	$1,162,056	$659,389	$1,162,361	$—	$2,983,806
Income from operations	109,032	121,261	296,699	(65,722)	461,270
Total assets	1,577,260	685,383	782,951	933,370	3,978,964
Depreciation, depletion and amortization	117,417	82,215	92,189	1,732	293,553
Amortization of acquired sales contracts, net	336	(1,041)	—	—	(705)
Capital expenditures	123,909	162,698	81,860	128,880	497,347

A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Year Ended December 31
	2010	2009	2008
	(In thousands)

Income from operations	$323,984	$123,714	$461,270
Interest expense	(142,549)	(105,932)	(76,139)
Interest income	2,449	7,622	11,854
Loss on early extinguishment of debt	(6,776)	—	—

Income before income taxes	$177,108	$25,404	$396,985

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Information (Unaudited)

Quarterly financial data for the years ended December 31, 2010 and 2009 is summarized below:

	March 31	June 30	September 30	December 31
		(a)	(b)
	(In thousands, except per share data)

2010:
Coal sales	$711,874	$764,295	$874,705	$835,394
Gross profit	61,852	100,461	119,957	107,514
Income from operations	32,200	106,499	98,347	86,938
Net income (loss)	(1,770)	66,274	46,859	48,031
Basic earnings (loss) per common share	(0.01)	0.41	0.29	0.29
Diluted earnings (loss) per common share	(0.01)	0.41	0.29	0.29

	March 31	June 30	September 30	December 31
	(c)(d)	(c)	(c)	(c)
	(In thousands, except per share data)

2009:
Coal sales	$681,040	$554,612	$614,957	$725,472
Gross profit	60,873	18,614	54,199	50,449
Income from operations	38,572	7,309	48,338	29,495
Net income (loss)	30,572	(15,161)	25,216	1,552
Basic earnings (loss) per common share	0.21	(0.11)	0.16	0.01
Diluted earnings (loss) per common share	0.21	(0.11)	0.16	0.01

(a)	In the second quarter of 2010, the Company exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest in Knight Hawk. The Company recognized a gain of $41.6 million on the transaction.

(b)	The Company’s Dugout Canyon mine in Carbon County, Utah suspended operations on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, full coal production resumed on May 21, 2010. On June 22, 2010, an ignition event at the longwall resulted in a second evacuation of all underground employees at the mine. All employees were safely evacuated in both events. The resumption of mining required rendering the mine’s atmosphere inert, ventilating the longwall area, determining the cause of the ignition, implementing preventive measures, and securing an MSHA-approved longwall ventilation plan. The longwall system resumed production at normalized levels by the end of September. In 2009, we shipped an average of 0.8 million tons per quarter from the Dugout Canyon mine. As a result of the outages in the second and third quarters, we shipped 0.6 million in the second quarter of 2010 and 0.2 million in the third quarter of 2010 from the Dugout Canyon mine.

(c)	The Jacobs Ranch mining complex was acquired on October 1, 2009 for $768.8 million. We expensed costs related to the acquisition of $3.4 million, $3.0 million, $0.8 million, and $6.5 million in the first, second, third and fourth quarters of 2009, respectively.

(d)	In the first quarter of 2009, the Company recognized income of $6.8 million to adjust its estimate of black lung excise tax refunds.

24.	Supplemental Condensed Consolidating Financial Information

Pursuant to the indenture governing the Arch Coal, Inc. senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the Notes, and (iv) the entities which are not guarantors under the Notes (Arch Western Resources, LLC and Arch Receivable Company, LLC):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2010

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

REVENUE
Coal sales	$—	$1,137,980	$2,048,288	$—	$3,186,268
COSTS, EXPENSES AND OTHER
Cost of coal sales	11,526	797,917	1,679,872	(93,503)	2,395,812
Depreciation, depletion and amortization	2,933	194,847	167,286	—	365,066
Amortization of acquired sales contracts, net	—	—	35,606	—	35,606
Selling, general and administrative expenses	79,580	7,355	38,496	(7,254)	118,177
Change in fair value of coal derivatives and coal trading activities, net	—	8,924	—	—	8,924
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(10,259)	(115,994)	5,772	100,757	(19,724)

	83,780	851,472	1,927,032	—	2,862,284
Income from investment in subsidiaries	393,366	—	—	(393,366)	—

Income from operations	309,586	286,508	121,256	(393,366)	323,984
Interest expense, net:
Interest expense	(143,606)	(2,763)	(64,463)	68,283	(142,549)
Interest income	11,128	456	59,148	(68,283)	2,449

	(132,478)	(2,307)	(5,315)	—	(140,100)

Other non-operating expense
Loss on early extinguishment of debt	—	—	(6,776)	—	(6,776)

	—	—	(6,776)	—	(6,776)

Income before income taxes	177,108	284,201	109,165	(393,366)	177,108
Provision for income taxes	17,714	—	—	—	17,714

Net income	159,394	284,201	109,165	(393,366)	159,394
Less: Net income attributable to noncontrolling interest	(537)	—	—	—	(537)

Net income attributable to Arch Coal	$158,857	$284,201	$109,165	$(393,366)	$158,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

REVENUE
Coal sales	$—	$924,692	$1,651,389	$—	$2,576,081
COSTS, EXPENSES AND OTHER
Cost of coal sales	7,481	713,782	1,398,663	(49,211)	2,070,715
Depreciation, depletion and amortization	3,678	138,125	159,805	—	301,608
Amortization of acquired sales contracts, net	—	—	19,623	—	19,623
Selling, general and administrative expenses	49,672	7,504	46,563	(5,952)	97,787
Change in fair value of coal derivatives and coal trading activities, net	—	(12,056)	—	—	(12,056)
Costs related to acquisition of Jacobs Ranch	13,726	—	—	—	13,726
Other operating (income) expense, net	(12,909)	(85,460)	4,170	55,163	(39,036)

	61,648	761,895	1,628,824	—	2,452,367
Income from investment in subsidiaries	165,183	—	—	(165,183)	—

Income from operations	103,535	162,797	22,565	(165,183)	123,714
Interest expense, net:
Interest expense	(92,371)	(2,442)	(70,668)	59,549	(105,932)
Interest income	14,240	720	52,211	(59,549)	7,622

	(78,131)	(1,722)	(18,457)	—	(98,310)

Income before income taxes	25,404	161,075	4,108	(165,183)	25,404
Benefit from income taxes	(16,775)	—	—	—	(16,775)

Net income	42,179	161,075	4,108	(165,183)	42,179
Less: Net income attributable to noncontrolling interest	(10)	—	—	—	(10)

Net income attributable to Arch Coal	$42,169	$161,075	$4,108	$(165,183)	$42,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

REVENUE
Coal sales	$937	$1,224,861	$1,758,008	$—	$2,983,806
COSTS, EXPENSES AND OTHER
Cost of coal sales	3,905	821,959	1,395,176	(37,118)	2,183,922
Depreciation, depletion and amortization	3,122	135,012	155,419	—	293,553
Amortization of acquired sales contracts, net	—	—	(705)	—	(705)
Selling, general and administrative expenses	71,094	8,662	34,502	(7,137)	107,121
Change in fair value of coal derivatives and coal trading activities, net	—	(55,093)	—	—	(55,093)
Other operating (income) expense, net	(10,950)	(49,706)	10,139	44,255	(6,262)

	67,171	860,834	1,594,531	—	2,522,536
Income from investment in subsidiaries	535,452	—	—	(535,452)	—

Income from operations	469,218	364,027	163,477	(535,452)	461,270
Interest expense, net:
Interest expense	(103,642)	(5,493)	(77,757)	110,753	(76,139)
Interest income	31,409	3,735	87,463	(110,753)	11,854

	(72,233)	(1,758)	9,706	—	(64,285)

Income before income taxes	396,985	362,269	173,183	(535,452)	396,985
Provision for income taxes	41,774	—	—	—	41,774

Net income	355,211	362,269	173,183	(535,452)	355,211
Less: Net income attributable to noncontrolling interest	(881)	—	—	—	(881)

Net income attributable to Arch Coal	$354,330	$362,269	$173,183	$(535,452)	$354,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2010

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$13,713	$64	$79,816	$—	$93,593
Receivables	31,458	12,740	210,075	(1,953)	252,320
Inventories	—	85,196	150,420	—	235,616
Other	29,575	102,375	21,435	—	153,385

Total current assets	74,746	200,375	461,746	(1,953)	734,914

Property, plant and equipment, net	9,817	1,800,578	1,498,497	—	3,308,892
Investment in subsidiaries	4,555,233	—	—	(4,555,233)	—
Intercompany receivables	(1,807,902)	508,624	1,299,278	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	481,345	344,698	10,920	—	836,963

Total other assets	3,453,676	853,322	1,310,198	(4,780,233)	836,963

Total assets	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,753	$65,793	$121,670	$—	$198,216
Accrued expenses and other current liabilities	75,746	31,123	153,217	(1,953)	258,133
Current maturities of debt and short-term borrowings	14,093	—	56,904	—	70,997

Total current liabilities	100,592	96,916	331,791	(1,953)	527,346

Long-term debt	1,087,126	—	451,618	—	1,538,744
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	873	32,029	301,355	—	334,257
Accrued pension benefits	20,843	4,407	23,904	—	49,154
Accrued postretirement benefits other than pension	14,284	—	23,509	—	37,793
Accrued workers’ compensation	15,383	13,805	6,102	—	35,290
Other noncurrent liabilities	51,187	22,135	36,912	—	110,234

Total liabilities	1,290,288	169,292	1,400,191	(226,953)	2,632,818
Redeemable noncontrolling interest	10,444	—	—	—	10,444
Stockholders’ equity	2,237,507	2,684,983	1,870,250	(4,555,233)	2,237,507

Total liabilities and stockholders’ equity	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$54,255	$64	$6,819	$—	$61,138
Receivables	16,339	15,574	199,457	—	231,370
Inventories	—	75,126	165,650	—	240,776
Other	28,741	101,407	23,350	—	153,498

Total current assets	99,335	192,171	395,276	—	686,782

Property, plant and equipment, net	7,783	1,809,340	1,549,063	—	3,366,186
Investment in subsidiaries	4,127,075	—	—	(4,127,075)	—
Intercompany receivables	(1,679,003)	232,076	1,446,927	—	—
Other	455,972	317,486	14,170	—	787,628

Total other assets	2,904,044	549,562	1,461,097	(4,127,075)	787,628

Total assets	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,828	$41,066	$74,508	$—	$128,402
Accrued expenses and other current liabilities	54,957	36,394	144,510	—	235,861
Current maturities of debt and short-term borrowings	134,012	—	133,452	—	267,464

Total current liabilities	201,797	77,460	352,470	—	631,727

Long-term debt	585,441	—	954,782	—	1,540,223
Asset retirement obligations	927	29,253	274,914	—	305,094
Accrued pension benefits	29,001	4,742	34,523	—	68,266
Accrued postretirement benefits other than pension	15,046	—	28,819	—	43,865
Accrued workers’ compensation	10,595	14,448	4,067	—	29,110
Other noncurrent liabilities	44,287	27,213	26,743	—	98,243

Total liabilities	887,094	153,116	1,676,318	—	2,716,528
Redeemable noncontrolling interest	8,962	—	—	—	8,962
Stockholders’ equity	2,115,106	2,397,957	1,729,118	(4,127,075)	2,115,106

Total liabilities and stockholders’ equity	$3,011,162	$2,551,073	$3,405,436	$(4,127,075)	$4,840,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2010

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(238,736)	$503,766	$432,117	$697,147
Investing Activities
Capital expenditures	(4,814)	(198,243)	(111,600)	(314,657)
Proceeds from dispositions of property, plant and equipment	—	251	79	330
Additions to prepaid royalties	—	(24,381)	(2,974)	(27,355)
Purchases of investments and advances to affiliates	(40,421)	(5,764)	—	(46,185)
Consideration paid related to prior business acquisitions	(1,262)	—	—	(1,262)

Cash used in investing activities	(46,497)	(228,137)	(114,495)	(389,129)
Financing Activities
Proceeds from the issuance of long-term debt	500,000	—	—	500,000
Repayments of long-term debt, including redemption premium	—	—	(505,627)	(505,627)
Net decrease in borrowings under lines of credit and commercial paper program	(120,000)	—	(76,549)	(196,549)
Net proceeds from other debt	82	—	—	82
Debt financing costs	(12,022)	—	(729)	(12,751)
Dividends paid	(63,373)	—	—	(63,373)
Issuance of common stock under incentive plans	1,764			1,764
Contribution from non-controlling interest	—	—	891	891
Transactions with affiliates, net	(61,760)	(275,629)	337,389	—

Cash provided by (used in) financing activities	244,691	(275,629)	(244,625)	(275,563)

Increase (decrease) in cash and cash equivalents	(40,542)	—	72,997	32,455
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138

Cash and cash equivalents, end of period	$13,713	$64	$79,816	$93,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(168,427)	$338,956	$212,451	$382,980
Investing Activities
Capital expenditures	(2,940)	(194,756)	(125,454)	(323,150)
Payments made to acquire Jacob’s Ranch	(768,819)	—	—	(768,819)
Proceeds from dispositions of property, plant and equipment	—	734	91	825
Additions to prepaid royalties	—	(23,991)	(2,764)	(26,755)
Purchases of investments and advances to affiliates	(8,000)	(2,925)	—	(10,925)
Consideration paid related to prior business acquisitions	(4,767)	—	—	(4,767)
Reimbursement of deposits on equipment	—	—	3,209	3,209

Cash used in investing activities	(784,526)	(220,938)	(124,918)	(1,130,382)
Financing Activities
Proceeds from the issuance of long-term debt	584,784	—	—	584,784
Proceeds from the sale of common stock	326,452	—	—	326,452
Net decrease in borrowings under lines of credit and commercial paper program	(85,000)	—	(815)	(85,815)
Net payments on other debt	(2,986)	—	—	(2,986)
Debt financing costs	(29,456)	—	(203)	(29,659)
Dividends paid	(54,969)	—	—	(54,969)
Issuance of common stock under incentive plans	84	—	—	84
Transactions with affiliates, net	200,562	(118,015)	(82,547)	—

Cash provided by (used in) financing activities	939,471	(118,015)	(83,565)	737,891

Increase (decrease) in cash and cash equivalents	(13,482)	3	3,968	(9,511)
Cash and cash equivalents, beginning of period	67,737	61	2,851	70,649

Cash and cash equivalents, end of period	$54,255	$64	$6,819	$61,138

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(176,710)	$446,029	$409,818	$679,137
Investing Activities
Capital expenditures	(3,210)	(207,530)	(286,607)	(497,347)
Proceeds from dispositions of property, plant and equipment	—	757	378	1,135
Additions to prepaid royalties	—	(19,229)	(535)	(19,764)
Purchases of investments and advances to affiliates	(3,000)	(4,466)	—	(7,466)
Consideration paid related to prior business acquisitions	(6,800)	—	—	(6,800)
Reimbursement of deposits on equipment	—	—	2,697	2,697

Cash used in investing activities	(13,010)	(230,468)	(284,067)	(527,545)
Financing Activities
Purchases of treasury stock	(53,848)	—	—	(53,848)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	45,000	—	(31,507)	13,493
Net payments on other debt	(2,907)	—	—	(2,907)
Debt financing costs	—	—	(233)	(233)
Dividends paid	(48,847)	—	—	(48,847)
Issuance of common stock under incentive plans	6,319	—	—	6,319
Transactions with affiliates, net	306,962	(215,554)	(91,408)	—

Cash provided by (used in) financing activities	252,679	(215,554)	(123,148)	(86,023)

Increase in cash and cash equivalents	62,959	7	2,603	65,569
Cash and cash equivalents, beginning of period	4,778	54	248	5,080

Cash and cash equivalents, end of period	$67,737	$61	$2,851	$70,649

Schedule II

Arch Coal, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions
	Balance at	(Reductions)	Charged to
	Beginning of	Charged to Costs	Other			Balance at
	Year	and Expenses	Accounts		Deductions(a)	End of Year
	(In thousands)

Year ended December 31, 2010
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$109	$—	$—		$109	$—
Current assets — supplies and inventory	13,406	1,962	—		2,667	12,701
Deferred income taxes	1,120	(383)	—		—	737
Year ended December 31, 2009
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$225	$(17)	$—		$99	$109
Current assets — supplies and inventory	12,760	1,302	—		656	13,406
Deferred income taxes	395	725	—		—	1,120
Year ended December 31, 2008
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$216	$42	$—		$33	$225
Current assets — supplies and inventory	13,500	1,548	—		2,288	12,760
Deferred income taxes	69,326	(57,973)	(3,899	)(b)	7,059	395

(a)	Reserves utilized, unless otherwise indicated.

(b)	Relates to the reversal of tax benefits from the exercise of employee stock options that was recorded as paid-in capital.