Form 10-Q
period 2011-03-31
ARCH COAL INC
filed 2011-05-04
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
     At May 2, 2011 there were 164,346,773 shares of the registrant’s common stock outstanding.

Page
Part I FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
Part II OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Reserved	28
Item 5. Other Information	28
Item 6. Exhibits	30
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

i

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31
	2011	2010
	(unaudited)
REVENUES
Coal sales	$872,938	$711,874

COSTS, EXPENSES AND OTHER
Cost of coal sales	653,684	550,750
Depreciation, depletion and amortization	83,537	88,519
Amortization of acquired sales contracts, net	5,944	10,753
Selling, general and administrative expenses	30,435	27,166
Change in fair value of coal derivatives and coal trading activities, net	(1,784)	5,877
Other operating income, net	(1,116)	(3,391)

	770,700	679,674

Income from operations	102,238	32,200

Interest expense, net:
Interest expense	(34,580)	(35,083)
Interest income	746	338

	(33,834)	(34,745)

Income (loss) before income taxes	68,404	(2,545)
Provision for (benefit from) income taxes	12,530	(775)

Net income (loss)	55,874	(1,770)
Less: Net income attributable to noncontrolling interest	(273)	(26)

Net income (loss) attributable to Arch Coal, Inc.	$55,601	$(1,796)

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$0.34	$(0.01)
Diluted earnings (loss) per common share	$0.34	$(0.01)

Basic weighted average shares outstanding	162,576	162,372
Diluted weighted average shares outstanding	163,773	162,372

Dividends declared per common share	$0.10	$0.09
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,220	$93,593
Trade accounts receivable	258,499	208,060
Other receivables	44,818	44,260
Inventories	247,908	235,616
Prepaid royalties	42,719	33,932
Deferred income taxes	18,673	—
Coal derivative assets	15,952	15,191
Other	101,153	104,262

Total current assets	798,942	734,914

Property, plant and equipment, net	3,263,555	3,308,892
Other assets:
Prepaid royalties	69,737	66,525
Goodwill	114,963	114,963
Deferred income taxes	331,242	361,556
Equity investments	204,424	177,451
Other	117,115	116,468

Total other assets	837,481	836,963

Total assets	$4,899,978	$4,880,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,866	$198,216
Coal derivative liabilities	4,178	4,947
Deferred income taxes	—	7,775
Accrued expenses and other current liabilities	228,165	245,411
Current maturities of debt and short-term borrowings	69,518	70,997

Total current liabilities	485,727	527,346

Long-term debt	1,539,028	1,538,744
Asset retirement obligations	336,975	334,257
Accrued pension benefits	38,808	49,154
Accrued postretirement benefits other than pension	36,920	37,793
Accrued workers’ compensation	35,964	35,290
Other noncurrent liabilities	124,243	110,234

Total liabilities	2,597,665	2,632,818

Redeemable noncontrolling interest	10,718	10,444

Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 164,310 shares and 164,117 shares, respectively	1,647	1,645
Paid-in capital	1,740,765	1,734,709
Treasury stock, 1,512 shares at March 31, 2011 and December 31, 2010, at cost	(53,848)	(53,848)
Retained earnings	600,751	561,418
Accumulated other comprehensive income (loss)	2,280	(6,417)

Total stockholders’ equity	2,291,595	2,237,507

Total liabilities and stockholders’ equity	$4,899,978	$4,880,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2011	2010
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$55,874	$(1,770)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	83,537	88,519
Amortization of acquired sales contracts, net	5,944	10,753
Prepaid royalties expensed	8,916	6,599
Employee stock-based compensation	5,290	3,684
Amortization of debt financing costs	2,442	2,461
Changes in:
Receivables	(53,586)	(37,013)
Inventories	(12,292)	(2,382)
Coal derivative assets and liabilities	(1,087)	5,547
Accounts payable, accrued expenses and other current liabilities	(31,596)	(6,844)
Deferred income taxes	(1,026)	150
Other	23,729	23,627

Cash provided by operating activities	86,145	93,331

INVESTING ACTIVITIES
Capital expenditures	(38,711)	(31,975)
Proceeds from dispositions of property, plant and equipment	516	95
Purchases of investments and advances to affiliates	(34,419)	(10,071)
Additions to prepaid royalties	(20,915)	(23,340)

Cash used in investing activities	(93,529)	(65,291)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under lines of credit and commercial paper program	3,681	(19,324)
Net payments on other debt	(5,161)	(4,742)
Debt financing costs	(8)	(200)
Dividends paid	(16,269)	(14,623)
Issuance of common stock under incentive plans	768	85

Cash used in financing activities	(16,989)	(38,804)

Decrease in cash and cash equivalents	(24,373)	(10,764)
Cash and cash equivalents, beginning of period	93,593	61,138

Cash and cash equivalents, end of period	$69,220	$50,374

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.
2. Accounting Policies
     In January 2011, new fair value disclosure guidance regarding activity in Level 3 fair value measurements became effective. The new disclosure guidance requires entities to provide a gross basis rollforward of the Level 3 activity. The required disclosure is provided in Note 7, “Fair Value Measurements”. The new guidance did not have an impact on the Company’s condensed consolidated financial statements.
3. Investments

	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Total
	(In thousands)
Balance at December 31, 2010	$131,250	$21,961	$14,472	$9,768	$—	$177,451
Investments in affiliates	—	—	—	5,500	25,000	30,500
Advances to (distributions from) affiliates, net	(7,533)	—	1,312	—	—	(6,221)
Equity in comprehensive income (loss)	4,661	(511)	(1,130)	—	(326)	2,694

Balance at March 31, 2011	$128,378	$21,450	$14,654	$15,268	$24,674	$204,424

     The Company holds a 49% ownership interest in Knight Hawk Holdings, LLC (“Knight Hawk”), a coal producer in the Illinois Basin. Of the distribution declared in the first quarter of 2011, the Company received $1.5 million in the first quarter and the remaining balance will be paid in the second quarter of 2011.
     The Company holds a 24% ownership interest in DKRW Advanced Fuels LLC (“DKRW”), a company engaged in developing coal-to-liquids facilities. Under a coal reserve purchase option, DKRW could purchase reserves from the Company, which the Company would then mine on a contract basis for DKRW. Under a convertible secured promissory note, the Company had advanced to DKRW $22.5 million and $18.1 million at March 31, 2011 and December 31, 2010, respectively, including unpaid interest. Amounts borrowed are due and payable in cash or in additional equity interests on the earlier of December 31, 2011 or upon the closing of DKRW’s next financing, bear interest at the rate of 1.25% per month, and are secured by DKRW’s equity interests in Medicine Bow Fuel & Power LLC. The note balances are reflected in other receivables on the condensed consolidated balance sheets. As of March 31, 2011, DKRW may borrow up to an additional $1.25 million in principal from the Company under the note.
     The Company holds a general partnership interest in Dominion Terminal Associates (“DTA”), of 21.875%. DTA operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia for use by the partners. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-

service costs in exchange for the right to use the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs.
     The Company holds a 35% ownership interest in Tenaska Trailblazer Partners, LLC (“Tenaska”), the developer of the Trailblazer Energy Center, a fossil-fuel-based electric power plant near Sweetwater, Texas. The plant, fueled by low sulfur coal, will capture and store carbon dioxide for enhanced oil recovery applications. Additional payments will be due under the investment agreement when certain project milestones are met The Company will also pay 35% of the future development costs of the project, not to exceed $12.5 million without prior approval from the Company. As of March 31, 2011 and December 31, 2010, the Company had advanced a total of $4.3 million and $4.1 million, respectively, for development costs. A receivable for these development costs is reflected in the condensed consolidated balance sheets in other noncurrent assets, as the development costs will either be reimbursed when the project receives construction financing, or they will be considered an additional capital contribution, with ownership percentages adjusted accordingly.
     In January 2011, the Company purchased a 38% ownership interest in Millennium Bulk Terminals-Longview, LLC (“Millennium”), the owner of a brownfield bulk commodity terminal on the Columbia River near Longview, Washington, for $25.0 million, plus additional future consideration upon the completion of certain project milestones. Millennium continues to work on obtaining the required approvals and necessary permits to complete dredging and other upgrades to enable coal, alumina and cementitious material shipments through the terminal. The Company will control 38% of the terminal’s throughput and storage capacity, in order to facilitate export shipments of coal off the west coast of the United States.
     Future contingent payments of up to $72.4 million related to development financing for certain of our equity investees. as noted above. Our obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and the obtaining of construction financing.
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
     Diesel fuel price risk management
     The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 55 million to 65 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At March 31, 2011, the Company had protected the price of approximately 63% of its remaining expected purchases for fiscal year 2011 and 5% for fiscal year 2012.
     At March 31, 2011, the Company held heating oil swaps and purchased call options for approximately 31.7 million gallons for the purpose of managing the price risk associated with future diesel purchases. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting.

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
     At March 31, 2011, the Company held derivatives for risk management purposes totaling 1.3 million tons of coal sales and 0.3 million tons of coal purchases that are expected to settle during the remainder of 2011 and 2.6 million tons of coal sales and 0.1 million tons of coal purchases that are expected to settle in 2012 through 2014.
     Coal trading positions
     The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 47% for the remainder of 2011, 49% in 2012 and 4% in 2013.
     Tabular derivatives disclosures
     The Company’s contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. The amounts shown in the table below represent the fair value position of individual contracts, regardless of the net position presented in the accompanying condensed consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying condensed consolidated balance sheets are as follows:
Fair Value of Derivatives
(in thousands)

	March 31, 2011			December 31, 2010
	Asset	Liability		Asset	Liability
	Derivatives	Derivatives		Derivatives	Derivatives
Derivatives Designated as Hedging Instruments
Heating oil	$23,926	$—		$13,475	$—
Coal	2,193	(2,100)		2,009	(2,350)

Total	26,119	(2,100)		15,484	(2,350)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	27,083	(14,584)		34,445	(24,087)
Coal	354	(1,172)		1,139	(912)

Total	27,437	(15,756)		35,584	(24,999)

Total derivatives	53,556	(17,856)		51,068	(27,349)
Effect of counterparty netting	(13,678)	13,678		(22,402)	22,402

Net derivatives as classified in the balance sheets	$39,878	$(4,178)	$35,700	$28,666	$(4,947)	$23,719

Net derivatives as reflected on the balance sheets

		March 31,	December 31,
		2011	2010
Heating oil	Other current assets	$23,926	$13,475
Coal	Coal derivative assets	15,952	15,191
	Coal derivative liabilities	(4,178)	(4,947)

		$35,700	$23,719

     The Company had a current asset for the right to reclaim cash collateral of $9.2 million and $10.3 million at March 31,

2011 and December 31, 2010, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.
     The effects of derivatives on measures of financial performance are as follows:
Three Months Ended March 31
(in thousands)

							Gain (Loss)
							Recognized in
			Gains (Losses)				Income (Ineffective
	Gain (Loss)		Reclassified from				Portion and Amount
Derivatives used in	Recognized in OCI		OCI into Income				Excluded from
Cash Flow Hedging Relationships	(Effective Portion)		(Effective Portion)				Effectiveness Testing)
	2011	2010	2011		2010		2011	2010
Heating oil	$14,258	$12	$3,170	2	$(2,229	) 2	$—	$—
Coal sales	1,406	(401)	87	1	(129	) 1	—	—
Coal purchases	(876)	902	—	2	(336	) 2	—	—

Totals	$14,788	$513	$3,257		$(2,694)		$—	$—

Derivatives Not Designated as
Hedging Instruments	Gain (Loss)
	2011		2010
Coal — unrealized	$(1,045	) 3	$(4,922	) 3

Coal — realized	$—	4	$1,600	4

Location in Statement of Income:

1-	Coal sales

2-	Cost of coal sales

3-	Change in fair value of coal derivatives and coal trading activities, net

4-	Other operating income, net
     The Company recognized net unrealized and realized gains of $2.8 million during the three months ended March 31, 2011 and net unrealized and realized losses of $1.0 million during the three months ended March 31, 2010, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.
     During the next twelve months, based on fair values at March 31, 2011, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $23.5 million are expected to be reclassified from other comprehensive income into earnings.
5. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Coal	$121,363	$115,647
Repair parts and supplies, net of allowance	126,545	119,969

	$247,908	$235,616

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.0 million at March 31, 2011, and $12.7 million at December 31, 2010.

6. Debt

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial paper	$60,585	$56,904
6.75% senior notes ($450.0 million face value) due July 1, 2013	451,456	451,618
8.75% senior notes ($600.0 million face value) due August 1, 2016	587,572	587,126
7.25% senior notes ($500.0 million face value) due October 1, 2020	500,000	500,000
Other	8,933	14,093

	1,608,546	1,609,741
Less current maturities of debt and short-term borrowings	69,518	70,997

Long-term debt	$1,539,028	$1,538,744

     Availability
     The Company had no borrowings outstanding under the revolving credit facility or under the accounts receivable securitization program as of March 31, 2011 and December 31, 2010. At March 31, 2011 the Company had availability of $860.0 million under the revolving credit facility and $71.4 million under the accounts receivable securitization program. The Company also had outstanding letters of credit under the accounts receivable securitization program of $76.2 million as of March 31, 2011.
7. Fair Value Measurements
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
     The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in equity securities	$8,572	$8,482	$—	$90
Derivatives	39,878	6,203	17,265	16,410

Total assets	$48,450	$14,685	$17,265	$16,500

Liabilities:
Derivatives	$4,178	$—	$3,459	$719

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

Three Months Ended
March 31, 2011
(In thousands)
Balance, beginning of period	$9,183
Realized and unrealized losses recognized in earnings	(2,579)
Realized and unrealized gains recognized in other comprehensive income	8,928
Purchases	1,466
Settlements	(1,217)

Balance, end of period	$15,781

     Net unrealized gains during the three month period ended March 31, 2011 related to level 3 financial instruments held on March 31, 2011 were $7.2 million.
     Fair Value of Long-Term Debt
     At March 31, 2011 and December 31, 2010, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $1,734.6 million and $1,708.6 million, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
8. Stock-Based Compensation and Other Incentive Plans
     During the three months ended March 31, 2011, the Company granted options to purchase approximately 0.7 million shares of common stock with a weighted average exercise price of $32.49 per share and a weighted average grant-date fair value of $14.37 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 1.95%, a weighted average dividend yield of 1.23% and a weighted average volatility of 57.61%. The options’ expected life is 4.5 years and the options vest ratably over three years. The options provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award. The Company also granted 107,700 shares of restricted stock during the three months ended March 31, 2011 at a weighted average grant-date fair value of $32.49 per share. The restricted stock vests after three years.
     During the three months ended March 31, 2011, the Company awarded 3.4 million performance units as part of its long-term incentive (“LTI”) plan. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three- year term of the grant. Amounts unpaid for all grants under the LTI plan totaled $7.9 million and $6.4 million as of March 31, 2011 and December 31, 2010, respectively.
     The Company recognized compensation expense from all stock-based and LTI plans of $6.8 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. This expense is primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
9. Workers’ Compensation Expense
     The following table details the components of workers’ compensation expense:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$193	$155
Interest cost	254	144
Net amortization	(101)	(548)

Total occupational disease	346	(249)
Traumatic injury claims and assessments	2,325	1,676

Total workers’ compensation expense	$2,671	$1,427

10. Employee Benefit Plans
     The following table details the components of pension benefit costs:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Service cost	$4,319	$3,873
Interest cost	4,131	4,121
Expected return on plan assets	(5,468)	(4,166)
Amortization of prior service cost	47	43
Amortization of other actuarial losses	2,139	2,405

Net benefit cost	$5,168	$6,276

     The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31
	2011	2010
	(In thousands)
Service cost	$405	$446
Interest cost	498	648
Amortization of prior service credits	(591)	(503)
Amortization of other actuarial gains	(598)	(470)

Net benefit cost (credit)	$(286)	$121

11. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.
     The following table presents the components of comprehensive income:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Net income (loss) attributable to Arch Coal, Inc.	$55,601	$(1,796)
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	573	592
Unrealized gains on available-for-sale securities	747	9
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains on derivatives	9,501	362
Reclassifications of (gains) losses into net income	(2,124)	1,723

Total comprehensive income	$64,298	$890

12. Earnings (Loss) per Common Share
     The following table provides the basis for earnings (loss) per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	162,576	162,372
Effect of common stock equivalents under incentive plans	1,197	—

Diluted weighted average shares outstanding	163,773	162,372

     The effect of options to purchase 1.1 million and 2.4 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month period ended March 31, 2011 and 2010, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The additional dilutive effect of options, restricted stock and restricted stock units totaling 0.7 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2010 because of the net loss for the quarter.
13. Guarantees
     The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations. If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. At March 31, 2011, the Company had $86.6 million of surety bonds related to properties sold to Magnum. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. Patriot Coal Corporation (“Patriot”) acquired Magnum in July 2008, and has posted letters of credit in the Company’s favor for $32.7 million. In April, 2011, Patriot replaced $22.1 million of the surety bonds.
     Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at March 31, 2011, the cost of purchasing 11.1 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $429.3 million, and the cost of purchasing 1.3 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $28.1 million. As the Company does not believe that it is probable that it would have to purchase replacement coal, no losses have been recorded in the consolidated financial statements as of March 31, 2011. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
     In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $28.2 million at March 31, 2011, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.
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
     Operating segment results for the three months ended March 31, 2011 and 2010 are presented below. Results for the operating segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as goodwill, unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Corporate,
				Other and
	PRB	WBIT	CAPP	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2011
Coal sales	$393,113	$155,439	$324,386	$—	$872,938
Income from operations	46,874	26,892	54,394	(25,922)	102,238
Total assets	2,244,173	683,949	710,324	1,261,532	4,899,978
Depreciation, depletion and amortization	41,691	20,529	21,016	301	83,537
Amortization of acquired sales contracts, net	5,944	—	—	—	5,944
Capital expenditures	2,838	11,777	17,302	6,794	38,711

Three months ended March 31, 2010
Coal sales	$359,415	$132,713	$219,746	$—	$711,874
Income from operations	16,561	12,430	37,593	(34,384)	32,200
Total assets	2,358,957	683,124	740,401	1,030,804	4,813,286
Depreciation, depletion and amortization	44,621	20,370	23,174	354	88,519
Amortization of acquired sales contracts, net	10,753	—	—	—	10,753
Capital expenditures	725	13,101	11,637	6,512	31,975
     A reconciliation of segment income from operations to consolidated income (loss) before income taxes follows:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Income from operations	$102,238	$32,200
Interest expense	(34,580)	(35,083)
Interest income	746	338

Income (loss) before income taxes	$68,404	$(2,545)

Note 16. Subsequent Events
     On May 2, 2011, the Company and International Coal Group, Inc. (“ICG”) entered into a definitive Agreement and Plan of Merger (“Merger Agreement”), pursuant to which the Company will commence an offer to acquire all of the outstanding shares of ICG’s common stock for $14.60 per share in cash, for a total transaction price of $3.4 billion. Completion of the offer is subject to several conditions, including: (i) that a majority of the shares of common stock outstanding be validly tendered prior to the expiration of the offer; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a material adverse effect on ICG; (iv) the expiration of a 20 business day marketing period beginning 10 business days after delivery of certain required financial information to be provided to the Company by ICG; and (v) certain other customary conditions.
     The offer is not subject to a financing condition. In connection with the Merger Agreement, Arch entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and PNC Capital Markets LLC (“Initial Lenders”). Pursuant to the commitment letter, the Initial Lenders have committed to provide to Arch unsecured bridge financing of up to $3.8 billion (“Bridge Facility”), the proceeds of which will be used (i) first, to repay or redeem ICG’s indebtedness outstanding on the date of consummation of the merger, other than certain existing indebtedness and (ii) second, to fund, in part, the cash consideration for the offer and pay certain fees and expenses in connection with the transactions. The Bridge Facility will mature on the first anniversary of the closing of the merger; however, Arch may, subject to certain conditions, elect to extend the maturity date of the Bridge Facility to the eighth anniversary of the closing of the merger. The Company expects to raise permanent financing comprised of a mix of debt and equity securities in amounts that enable the Company to maintain its current credit ratings.
17. Supplemental Condensed Consolidating Financial Information
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

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2011
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue
Coal sales	$—	$338,533	$534,405	$—	$872,938

Costs, expenses and other
Cost of coal sales	3,279	251,884	423,323	(24,802)	653,684
Depreciation, depletion and amortization	672	43,277	39,588	—	83,537
Amortization of acquired sales contracts, net	—	—	5,944	—	5,944
Selling, general and administrative expenses	20,336	1,883	9,913	(1,697)	30,435
Change in fair value of coal derivatives and coal trading activities, net	—	(1,784)	—	—	(1,784)
Other operating (income) expense, net	(4,567)	(27,456)	4,408	26,499	(1,116)

	19,720	267,804	483,176	—	770,700
Income from investment in subsidiaries	125,003	—	—	(125,003)	—

Income from operations	105,283	70,729	51,229	(125,003)	102,238

Interest expense, net:
Interest expense	(40,621)	(714)	(10,982)	17,737	(34,580)
Interest income	3,742	296	14,445	(17,737)	746

	(36,879)	(418)	3,463	—	(33,834)

Income before income taxes	68,404	70,311	54,692	(125,003)	68,404
Provision for income taxes	12,530	—	—	—	12,530

Net income	55,874	70,311	54,692	(125,003)	55,874
Less: Net income attributable to noncontrolling interest	(273)	—	—	—	(273)

Net income attributable to Arch Coal	$55,601	$70,311	$54,692	$(125,003)	$55,601

Condensed Consolidating Statements of Income
Three Months Ended March 31, 2010
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Revenue
Coal sales	$—	$239,027	$472,847	$—	$711,874

Costs, expenses and other
Cost of coal sales	2,829	168,718	397,509	(18,306)	550,750
Depreciation, depletion and amortization	752	43,717	44,050	—	88,519
Amortization of acquired sales contracts, net	—	—	10,753	—	10,753
Selling, general and administrative expenses	18,643	1,806	8,403	(1,686)	27,166
Change in fair value of coal derivatives and coal trading activities, net	—	5,877	—	—	5,877
Other operating (income) expense, net	(1,961)	(22,722)	1,300	19,992	(3,391)

	20,263	197,396	462,015	—	679,674

Income from investment in subsidiaries	47,267	—	—	(47,267)	—

Income from operations	27,004	41,631	10,832	(47,267)	32,200
Interest expense, net:
Interest expense	(31,432)	(579)	(18,115)	15,043	(35,083)
Interest income	1,883	89	13,409	(15,043)	338

	(29,549)	(490)	(4,706)	—	(34,745)

Income (loss) before income taxes	(2,545)	41,141	6,126	(47,267)	(2,545)
Benefit from income taxes	(775)	—	—	—	(775)

Net income (loss)	(1,770)	41,141	6,126	(47,267)	(1,770)
Less: Net income attributable to noncontrolling interest	(26)	—	—	—	(26)

Net income (loss) attributable to Arch Coal	$(1,796)	$41,141	$6,126	$(47,267)	$(1,796)

Condensed Consolidating Balance Sheets
March 31, 2011
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$3,056	$49	$66,115	$—	$69,220
Receivables	28,407	14,383	262,102	(1,575)	303,317
Inventories	—	78,278	169,630	—	247,908
Other	57,279	101,506	19,712	—	178,497

Total current assets	88,742	194,216	517,559	(1,575)	798,942

Property, plant and equipment, net	10,017	1,780,334	1,473,204	—	3,263,555

Investment in subsidiaries	4,686,231	—	—	(4,686,231)	—
Intercompany receivables	(1,898,150)	584,740	1,313,410	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	454,767	371,944	10,770	—	837,481

Total other assets	3,467,848	956,684	1,324,180	(4,911,231)	837,481

Total assets	$3,566,607	$2,931,234	$3,314,943	$(4,912,806)	$4,899,978

Liabilities and Stockholders’ Equity
Accounts payable	$10,915	$71,790	$101,161	$—	$183,866
Accrued expenses and other current liabilities	61,757	31,951	140,210	(1,575)	232,343
Current maturities of debt and short-term borrowings	8,933	—	60,585	—	69,518

Total current liabilities	81,605	103,741	301,956	(1,575)	485,727

Long-term debt	1,087,572	—	451,456	—	1,539,028
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	652	32,649	303,674	—	336,975
Accrued pension benefits	14,363	4,535	19,910	—	38,808
Accrued postretirement benefits other than pension	14,290	—	22,630	—	36,920
Accrued workers’ compensation	15,359	13,723	6,882	—	35,964
Other noncurrent liabilities	50,453	20,790	53,000	—	124,243

Total liabilities	1,264,294	175,438	1,384,508	(226,575)	2,597,665
Redeemable noncontrolling interest	10,718	—	—	—	10,718
Stockholders’ equity	2,291,595	2,755,796	1,930,435	(4,686,231)	2,291,595

Total liabilities and stockholders’ equity	$3,566,607	$2,931,234	$3,314,943	$(4,912,806)	$4,899,978

Condensed Consolidating Balance Sheets
December 31, 2010
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Assets
Cash and cash equivalents	$13,713	$64	$79,816	$—	$93,593
Receivables	31,458	12,740	210,075	(1,953)	252,320
Inventories	—	85,196	150,420	—	235,616
Other	29,575	102,375	21,435	—	153,385

Total current assets	74,746	200,375	461,746	(1,953)	734,914

Property, plant and equipment, net	9,817	1,800,578	1,498,497	—	3,308,892

Investment in subsidiaries	4,555,233	—	—	(4,555,233)	—
Intercompany receivables	(1,807,902)	508,624	1,299,278	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	481,345	344,698	10,920	—	836,963

Total other assets	3,453,676	853,322	1,310,198	(4,780,233)	836,963

Total assets	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

Liabilities and Stockholders’ Equity
Accounts payable	$10,753	$65,793	$121,670	$—	$198,216
Accrued expenses and other current liabilities	75,746	31,123	153,217	(1,953)	258,133
Current maturities of debt and short-term borrowings	14,093	—	56,904	—	70,997

Total current liabilities	100,592	96,916	331,791	(1,953)	527,346

Long-term debt	1,087,126	—	451,618	—	1,538,744
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	873	32,029	301,355	—	334,257
Accrued pension benefits	20,843	4,407	23,904	—	49,154
Accrued postretirement benefits other than pension	14,284	—	23,509	—	37,793
Accrued workers’ compensation	15,383	13,805	6,102	—	35,290
Other noncurrent liabilities	51,187	22,135	36,912	—	110,234

Total liabilities	1,290,288	169,292	1,400,191	(226,953)	2,632,818
Redeemable noncontrolling interest	10,444	—	—	—	10,444
Stockholders’ equity	2,237,507	2,684,983	1,870,250	(4,555,233)	2,237,507

Total liabilities and stockholders’ equity	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(75,477)	$144,796	$16,826	$86,145

Investing Activities
Capital expenditures	(900)	(23,615)	(14,196)	(38,711)
Proceeds from dispositions of property, plant and equipment	—	502	14	516
Purchases of investments and advances to affiliates	(9,529)	(24,890)	—	(34,419)
Additions to prepaid royalties	—	(20,915)	—	(20,915)

Cash used in investing activities	(10,429)	(68,918)	(14,182)	(93,529)

Financing Activities
Net increase in borrowings under lines of credit and commercial paper program	—	—	3,681	3,681
Net proceeds from other debt	(5,161)	—	—	(5,161)
Debt financing costs	—	—	(8)	(8)
Dividends paid	(16,269)	—	—	(16,269)
Issuance of common stock under incentive plans	768	—	—	768
Transactions with affiliates, net	95,911	(75,893)	(20,018)	—

Cash provided by (used in) financing activities	75,249	(75,893)	(16,345)	(16,989)

Decrease in cash and cash equivalents	(10,657)	(15)	(13,701)	(24,373)
Cash and cash equivalents, beginning of period	13,713	64	79,816	93,593

Cash and cash equivalents, end of period	$3,056	$49	$66,115	$69,220

Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
Cash provided by (used in) operating activities	$(74,952)	$112,334	$55,949	$93,331

Investing Activities
Capital expenditures	(711)	(17,438)	(13,826)	(31,975)
Proceeds from dispositions of property, plant and equipment	—	21	74	95
Purchases of investments and advances to affiliates	(8,856)	(1,215)	—	(10,071)
Additions to prepaid royalties	—	(20,831)	(2,509)	(23,340)

Cash used in investing activities	(9,567)	(39,463)	(16,261)	(65,291)
Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(30,000)	—	10,676	(19,324)
Net payments on other debt	(4,742)	—	—	(4,742)
Debt financing costs	—	—	(200)	(200)
Dividends paid	(14,623)	—	—	(14,623)
Issuance of common stock under incentive plans	85	—	—	85
Transactions with affiliates, net	119,514	(72,871)	(46,643)	—

Cash provided by (used in) financing activities	70,234	(72,871)	(36,167)	(38,804)

Increase (decrease) in cash and cash equivalents	(14,285)	—	3,521	(10,764)
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138

Cash and cash equivalents, end of period	$39,970	$64	$10,340	$50,374

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
     Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal markets during 2010. We expect global coal markets to remain tight throughout the remainder of 2011, and additional tightening in the domestic market as 2011 progresses. Through March, year-to-date global steel production increased more than 9%; and over 20% from recessionary levels. We expect metallurgical coal production to increase in coming years to meet the increasing steel demand for infrastructure in both developing economies, such as China and Brazil, and mature economies, particularly Japan, where significant rebuilding will be necessary after the earthquake and tsunami. As in metallurgical coal markets, markets for U.S. steam coal are also migrating offshore to meet the continuing growth in global coal demand.
     In response to the global steam coal demand, we have expanded our seaborne sales and have shipped steam coal to Europe, South America, and small volumes to Asia. Each of our operating segments is participating in the expansion of seaborne shipments utilizing ports on the East and West Coasts as well as on the Gulf of Mexico.
     Geologic issues at our Mountain Laurel mine in Central Appalachia caused the temporary idling of our longwall at the mine during the first quarter of 2011. The geologic challenges required us to perform additional work on the panel that had been in development, and we instead moved the longwall to a different panel after completing development work there. Despite the idling, we were still able to ship 1.4 million tons of metallurgical-quality coal during the first quarter, due to the operation of five continuous miner units operating at Mountain Laurel, shipments from inventories on hand and increased metallurgical-quality coal shipments from other operations. We resumed longwall production in mid-April and expect our shipments of metallurgical-quality coal to increase as the year progresses. We expect to ship approximately 7.5 million tons of metallurgical-quality coal in 2011, exclusive of the impact of the planned acquisition discussed below.
     On May 2, 2011, we entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with International Coal Group, Inc. (“ICG”), pursuant to which the Company will commence an offer to acquire all of the outstanding shares of ICG’s common stock for $14.60 per share in cash, for a total transaction value of $3.4 billion. Completion of the offer is subject to customary conditions. The offer is not subject to a financing condition.
     ICG’s assets include 13 active mining complexes located throughout West Virginia, Kentucky, Virginia, Maryland and Illinois and one major mining complex under development. Of ICG’s predominantly underground reserve base of 1.1 billion tons, nearly 30% is metallurgical-quality. After the acquisition, we will have assets in every major U.S. coal supply basin. In 2010, ICG sold 16.3 million tons of coal and reported coal sales revenues of $1.1 billion and net income of $30.1 million.

Results of Operations
  Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Summary. Our improved results during the first quarter of 2011 when compared to the first quarter of 2010 were due primarily to higher average sales realizations as a result of improved market conditions. Higher per-ton production costs partially offset the benefit from the higher average realizations.
     Revenues. The following table summarizes information about coal sales during the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$872,938	$711,874	$161,064	22.6%
Tons sold	36,608	37,806	(1,198)	(3.2)%
Coal sales realization per ton sold	$23.85	$18.83	$5.02	26.7%
     Coal sales increased in the first quarter of 2011 from the first quarter of 2010, due to an increase in the overall average price per ton sold, primarily from the effect of an increase in the volumes and pricing of metallurgical-quality coal sold, higher steam pricing in all regions and the impact of changes in regional mix on our average coal sales realization. Overall sales volume decreased slightly due to lower sales volumes in the Powder River Basin. We remain selective in committing tonnage by matching our production levels to our estimates of market demand, which we believe will provide for the best long-term results based on our outlook for the coal markets. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$653,684	$550,750	$(102,934)	(18.7)%
Depreciation, depletion and amortization	83,537	88,519	4,982	5.6
Amortization of acquired sales contracts, net	5,944	10,753	4,809	44.7
Selling, general and administrative expenses	30,435	27,166	(3,269)	(12.0)
Change in fair value of coal derivatives and coal trading activities, net	(1,784)	5,877	7,661	130.4
Other operating income, net	(1,116)	(3,391)	(2,275)	(67.1)

	$770,700	$679,674	$(91,026)	(13.4)%

     Cost of coal sales. Our cost of coal sales increased in 2011 from 2010 primarily due to higher per-ton production costs, an increase in sales-sensitive costs and an increase in transportation costs, as a result of the increase in export shipments. Higher per ton production-costs were affected by the longwall outage at Mountain Laurel during the quarter and the impact of changes in regional mix. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization. When compared with 2010, lower depreciation, depletion and amortization costs in 2011 resulted primarily from the impact of lower production and sales volumes on assets amortized or depleted on the basis of tons produced.
     Amortization of acquired sales contracts, net. We acquired both above- and below-market sales contracts with a net fair value of $58.4 million with the Jacobs Ranch mining operation. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts.

     Selling, general and administrative expenses. The increase in selling, general and administrative expenses in 2011 is due primarily to higher compensation-related costs and an increase in professional services fees.
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
     Other operating income, net. The decrease in net other operating income in 2011 from 2010 is primarily the result of a decrease in income from commercial activity.
     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase (Decrease)
	2011	2010	$	%
Powder River Basin
Tons sold (in thousands)	28,830	30,645	(1,815)	(5.9)%
Coal sales realization per ton sold(1)	$13.51	$11.64	$1.87	16.1%
Operating margin per ton sold(2)	$1.60	$0.51	$1.09	213.7%
Adjusted EBITDA(3)	$93,716	$69,403	$24,313	35.0%
Western Bituminous
Tons sold (in thousands)	4,186	4,129	57	1.4%
Coal sales realization per ton sold(1)	$31.77	$28.97	$2.80	9.7%
Operating margin per ton sold(2)	$6.35	$2.59	$3.76	145.2%
Adjusted EBITDA(3)	$47,420	$32,799	$14,621	44.6%
Central Appalachia
Tons sold (in thousands)	3,592	3,032	560	18.5%
Coal sales realization per ton sold(1)	$80.92	$66.29	$14.63	22.1%
Operating margin per ton sold(2)	$16.00	$11.74	$4.26	36.3%
Adjusted EBITDA(3)	$77,986	$57,421	$20,565	35.8%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended March 31, 2011, transportation costs per ton were $0.13 for the Powder River Basin, $5.36 for the Western Bituminous region and $9.39 for Central Appalachia. For the three months ended March 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin, $3.17 for the Western Bituminous region and $6.19 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

(3)	Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. Segment Adjusted EBITDA is reconciled to net income at the end of this “Results of Operations” section.
     Powder River Basin — Segment Adjusted EBITDA was $93.7 million, or 35%, higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets. The decrease in sales volumes in the Powder River Basin in 2011 when compared with 2010 resulted primarily from our market-driven sales commitment approach, as discussed previously. Partially offsetting the increase in average realizations was an increase in labor and diesel costs and an increase in sales-sensitive costs, due to increased realizations.
     Western Bituminous — Segment EBITDA was $47.4 million in 2011, or 45% higher than 2010, reflecting improved pricing, despite the ongoing soft domestic demand in the region. Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which contributed to the improved results in 2011.
     Central Appalachia — Segment EBITDA was $78.0 million in 2011, or 36% higher than in 2010, triggered primarily by an increase in the volumes and pricing of metallurgical-quality coal sold. We were able to increase the volumes of metallurgical quality coal sold, despite the temporary outage of Mountain Laurel’s longwall during the quarter, by operating five continuous miner units at Mountain Laurel, shipping from inventories on hand and increasing metallurgical-quality coal shipments from other complexes in the region. We sold approximately 1.4 million tons of metallurgical-quality coal in 2011 compared to 0.9 million tons in 2010. Because metallurgical coal generally commands a higher price than steam coal, the increase had a favorable impact on our average realizations compared to 2010. The benefit from higher per-ton realizations in 2011, net of sales sensitive costs, drove the improvement in our operating margins over 2010, partially offset by the impacts of the outage and increasing production at higher cost mines on our average per-ton production costs.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

			Increase
	Three Months Ended March 31		in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(34,580)	$(35,083)	$503	1.4%
Interest income	746	338	408	120.7%

	$(33,834)	$(34,745)	$911	2.6%

     Income taxes. Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

			Decrease
	Three Months Ended March 31		in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$12,530	$(775)	$(13,305)	N/A
     The Company’s effective rate of 18% in the first quarter of 2011 reflects a more normalized effective rate as a result of the profits generated in the current quarter.
  Reconciliation of Segment Adjusted EBITDA to Net Income
     The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. We believe that Adjusted EBITDA presents a useful measure of our ability to service and incur debt based on ongoing operations. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how reconcile Adjusted EBITDA to net income attributable to Arch Coal.

	Three Months Ended March 31
	2011	2010
Segment Adjusted EBITDA	$219,122	$159,623
Corporate and other Adjusted EBITDA (1)	(27,676)	(28,177)

Adjusted EBITDA	191,446	131,446
Depreciation, depletion and amortization	(83,537)	(88,519)
Amortization of acquired sales contracts, net	(5,944)	(10,753)
Interest expense	(34,580)	(35,083)
Interest income	746	338
(Provision for) benefit from income taxes	(12,530)	775

Net income attributable to Arch Coal	$55,601	$(1,796)

(1)	Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments, change in fair value of coal derivatives and coal trading activities, net.
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
               During the three months ended March 31, 2011, our borrowing levels remained flat, with no borrowings under the revolving credit facility and accounts receivable securitization program. At March 31, 2011, our debt-to-capitalization ratio (defined as total debt divided by the sum of total debt and equity) was 41% and our availability under lines of credit was $931.4 million.
     Our indebtedness consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commercial paper	$60,585	$56,904
6.75% senior notes ($450.0 million face value) due July 1, 2013	451,456	451,618
8.75% senior notes ($600.0 million face value) due August 1, 2016	587,572	587,126
7.25% senior notes ($500.0 million face value) due October 1, 2020	500,000	500,000
Other	8,933	14,093

	1,608,546	1,609,741
Less current maturities of debt and short-term borrowings	69,518	70,997

Long-term debt	$1,539,028	$1,538,744

          In connection with the Merger Agreement with ICG, we entered into a debt commitment letter with Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and PNC Capital Markets LLC (“Initial Lenders”). Pursuant to the commitment letter, the Initial Lenders have committed to provide to us unsecured bridge financing of up to $3.8 billion (“Bridge Facility”), the proceeds of which will be used (i) first, to repay or redeem ICG’s indebtedness outstanding on the date of consummation of the merger, other than certain existing indebtedness and (ii) second, to fund, in part, the cash consideration for the offer and pay certain fees and expenses in connection with the transactions. The Bridge Facility will mature on the first anniversary of the closing of the merger; however, we may, subject to certain conditions, elect to extend the maturity date of the Bridge Facility to the eighth anniversary of the closing of the merger. We expect to raise permanent financing comprised of a mix of debt and equity securities in amounts that enable us to maintain its current credit ratings.
          The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$86,145	$93,331
Investing activities	(93,529)	(65,291)
Financing activities	(16,989)	(38,804)
     Cash provided by operating activities decreased slightly in the first quarter of 2011 compared to the first quarter of 2010, due to an increased investment in working capital, primarily trade receivables. March 2011 was a record month for revenues for the Company, resulting in a higher quarter-end balance in trade receivables.
     Cash used in investing activities in the first quarter of 2011 was $28.2 million more than in the first quarter of 2010, due to investments in and advances to equity-method investees totaling approximately $34.4 million, compared to $10.1 million in 2010. This included approximately $25.0 million to purchase a 38% ownership interest in Millennium Bulk Terminals-Longview, LLC and a $5.5 million milestone payment made to Tenaska Trailblazer Partners, LLC, (“Tenaska”) the developer of the Trailblazer Energy Center. During the first quarter of 2011 our capital expenditures were $6.7 million higher than in the first quarter of 2010. Capital expenditures in the first quarter of 2010 were the lowest quarterly total in the previous six years.
     Cash used in financing activities was $21.8 million lower in the than in the first quarter of 2010. As mentioned previously, we did not borrow under our accounts receivable securitization program or revolving credit facility during the first quarter of 2011. In the first quarter of 2010, we repaid $19.3 million under our various lines of credit. We paid dividends of $16.3 million in the three months ended March 31, 2011 and $14.6 million in the three months ended March 31, 2010.
          Ratio of Earnings to Fixed Charges
          The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31
	2011	2010
Ratio of earnings to combined fixed charges and preference dividends	2.84x	0.92x
Critical Accounting Policies
          For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2011.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. Our commitments for the full year 2011 and 2012 are as follows:

	2011		2012
(Tons in millions)	Tons	Price	Tons	Price
Powder River Basin
Committed, priced	109.8	$13.64	69.2	$14.25
Committed, unpriced	5.2		11.0
Western Bituminous
Committed, priced	17.5	$32.22	9.9	$35.46
Central Appalachia
Committed, priced (Coking, PCI)	5.8	$113.42	0.4	$120.88
Committed, priced (Steam)	6.8	$67.12	1.5	$74.08
     We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2011. The estimated future realization of the $11.8 million fair value of the trading portfolio is 47% for the remainder of 2011, 49% in 2012 and 4% in 2013.
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

     During the three months ended March 31, 2011, VaR ranged from $1.2 million to $1.9 million. The linear mean of each daily VaR was $1.5 million. The final VaR at March 31, 2011 was $1.9 million.
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 55 million to 65 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At March 31, 2011, we had protected the price of approximately 63% of its remaining expected purchases for fiscal year 2011 and 5% for fiscal year 2012, mostly through the use of the derivative instruments noted above. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At March 31, 2011, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $2.1 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2011, of our $1.6 billion principal amount of debt outstanding, $60.6 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $0.6 million.
Item 4. Controls and Procedures.
          We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Permit Litigation Matters
     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act § 404 permits by the Army Corps of Engineers, allegedly in violation of the Clean Water Act and the National Environmental Policy Act.
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
EPA Actions related to water discharges from the Spruce Permit
     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, by letter of September 3, 2009, the EPA asked the Corps of Engineers to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps of Engineers advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, EPA issued its “Proposed Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404 c of the Clean Water Act. EPA accepted written comments on its proposed action (sometimes known as a “veto proceeding”), through June 4, 2010 and conducted a public hearing, as well, on May 18, 2010. We submitted comments on the action during this period. On September 24, 2010, EPA Region 3 issued a “Recommended Determination” to the EPA Administrator recommending that EPA prohibit the placement of fill material in two of the three watersheds for which filling is approved under the current Section 404 permit. Mingo Logan, along with the Corps, West Virginia DEP and the mineral owner, engaged in a consultation with EPA as required by the regulations, to discuss “corrective action” to address the “unacceptable adverse effects” identified. On January 13, 2011, EPA issued its “Final Determination” pursuant to Section 404(c) of the Clean Water Act to withdraw the specification of two of the three watersheds approved in the current Section 404 permit as a disposal site for dredged or fill material. By separate action, Mingo Logan sued EPA on April 2, 2010 in federal court in Washington, D.C. seeking a ruling that EPA has no authority under the Clean Water Act to veto a previously issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)). EPA moved to dismiss that action, and we responded to that motion. The court has been notified of the “Final Determination” and on February 23, 2011 entered a scheduling order for summary disposition of the case.
Clean Water Act Request for Information
     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in January 2008, we received a request from the EPA for certain information related to compliance with effluent limitations and water quality standards under Section 308 of the Clean Water Act applicable to our eastern mining complexes located in West Virginia, Virginia and Kentucky. The request focuses on our compliance with water quality standards and effluent limitations at numerous outfalls as identified in the various NPDES permits applicable to our eastern mining complexes for the period beginning on January 1, 2003 through January 1, 2008. The compliance reporting mechanism is contained in Discharge Monitoring Reports which are required to be prepared and submitted quarterly to state environmental agencies and contain detailed monthly compliance data. In July 2008, the EPA referred the request to the U.S. Department of Justice. We negotiated a compromise with the Department of Justice, the EPA, the West Virginia Department of Environmental Protection and Kentucky Energy and Environment Cabinet to fully and finally resolve the issues identified in the EPA’s Section 308 Request for Information. The compromise is contained in a consent decree which includes certain elements of injunctive relief and a penalty in the amount of $4 million. The consent decree must be approved by the U.S. District Court for the Southern District of West Virginia before it becomes effective.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2011, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2011. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 2, 2011, the approximate dollar value of our common stock that may yet be purchased under this program was $366.3 million.
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
          Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Coal or our subsidiaries, for the three-month period ended March 31, 2011:
•	Section 104 Citations: Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Section 104(b) Orders: Total number of orders issued under section 104(b) of the Mine Act;

•	Section 104(d) Citations/Orders: Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

					Total Dollar Value of
					Proposed MSHA
	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Assessments
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	(in thousands)(2)

Power River Basin:
Black Thunder	4	—	—	—	$4.6
Coal Creek	1	—	—	—	$1.1
Western Bituminous:
Arch of Wyoming	2	—	—	—	$0
Dugout Canyon	3	—	1	—	$0
Skyline	7	—	—	—	$5.5
Sufco	3	—	—	—	$4.5
West Elk	7	—	—	—	$7.3
Central Appalachia:
Coal-Mac	10	—	—	—	$1.6
Cumberland River	23	—	—	—	$23.2
Lone Mountain	37	—	3	—	$39.7
Mountain Laurel	47	—	3	—	$70.0
Arch Coal Terminal	—	—	—	—	$0.2

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before April 15, 2011, for citations and orders occurring during the three-month period ended March 31, 2011.
     For the three-month period ended March 31, 2011, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended March 31, 2011, none of our mining complexes experienced a mining-related fatality.
     As of March 31, 2011, we had a total of ninety-eight matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended March 31, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.
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

2.1
Agreement and Plan of Merger, dated as of May 2, 2011, by and among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form
8-K filed on May 3, 2011).

10.1
First Amendment to Amended and Restated Receivables Purchase Agreement, dated January 31, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., and the other parties thereto (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2010).

10.2
Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011).

10.3
Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 3, 2011).

10.4
Debt Commitment Letter, dated as of May 2, 2011, by and among Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, PNC Capital Markets LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 3, 2011).

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Steven F. Leer.

32.2	Section 1350 Certification of John T. Drexler.

101
Interactive Data File (Form 10-Q for the quarter ended March 31, 2011 furnished in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed” and, in accordance with Rule 406T of Regulation S-T, is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer May 4, 2011