Form 10-Q
period 2011-06-30
ARCH COAL INC
filed 2011-08-09
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 4, 2011 there were 213,081,699 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(unaudited)
REVENUES
Coal sales	$985,087	$764,295	$1,858,025	$1,476,169

COSTS, EXPENSES AND OTHER
Cost of coal sales	709,953	570,861	1,363,637	1,121,611
Depreciation, depletion and amortization	95,183	87,759	178,720	176,278
Amortization of acquired sales contracts, net	1,489	5,214	7,433	15,967
Selling, general and administrative expenses	29,039	35,344	59,474	62,510
Change in fair value of coal derivatives and coal trading activities, net	2,672	4,587	888	10,464
Acquisition and transition costs related to ICG	48,666	—	48,666	—
Gain on Knight Hawk transaction	—	(41,577)	—	(41,577)
Other operating income, net	(4,732)	(4,392)	(5,848)	(7,783)
	882,270	657,796	1,652,970	1,337,470

Income from operations	102,817	106,499	205,055	138,699

Interest expense, net:
Interest expense	(42,249)	(35,125)	(76,829)	(70,208)
Interest income	755	623	1,501	961
	(41,494)	(34,502)	(75,328)	(69,247)
Other non-operating expense:
Bridge financing costs related to ICG	(49,490)	—	(49,490)	—
Net loss resulting from early retirement of ICG debt	(250)	—	(250)	—
	(49,740)	—	(49,740)	—

Income before income taxes	11,583	71,997	79,987	69,452
Provision for income taxes	186	5,723	12,716	4,948

Net income	11,397	66,274	67,271	64,504
Less: Net income attributable to noncontrolling interest	(318)	(118)	(591)	(144)
Net income attributable to Arch Coal, Inc.	$11,079	$66,156	$66,680	$64,360

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.06	$0.41	$0.40	$0.40
Diluted earnings per common share	$0.06	$0.41	$0.39	$0.40

Basic weighted average shares outstanding	174,244	162,388	168,442	162,380
Diluted weighted average shares outstanding	175,272	163,130	169,554	163,105

Dividends declared per common share	$0.11	$0.10	$0.21	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,345	$93,593
Restricted cash	350,966	—
Trade accounts receivable	335,052	208,060
Other receivables	91,064	44,260
Inventories	350,201	235,616
Prepaid royalties	38,119	33,932
Deferred income taxes	7,015	—
Coal derivative assets	12,780	15,191
Other	121,123	104,262
Total current assets	1,388,665	734,914

Property, plant and equipment, net	7,726,456	3,308,892

Other assets:
Prepaid royalties	94,382	66,525
Goodwill	539,963	114,963
Deferred income taxes	—	361,556
Equity investments	207,646	177,451
Other	194,333	116,468
Total other assets	1,036,324	836,963
Total assets	$10,151,445	$4,880,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,437	$198,216
Coal derivative liabilities	5,791	4,947
Deferred income taxes	—	7,775
Accrued expenses and other current liabilities	395,020	245,411
Current maturities of debt and short-term borrowings	428,610	70,997
Total current liabilities	1,115,858	527,346
Long-term debt	3,773,923	1,538,744
Asset retirement obligations	412,324	334,257
Accrued pension benefits	36,047	49,154
Accrued postretirement benefits other than pension	87,626	37,793
Accrued workers’ compensation	65,027	35,290
Deferred income taxes	863,970	—
Other noncurrent liabilities	258,261	110,234
Total liabilities	6,613,036	2,632,818

Redeemable noncontrolling interest	11,032	10,444
Stockholders’ equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 212,312 shares and 164,117 shares, respectively	2,127	1,645
Paid-in capital	2,991,550	1,734,709
Treasury stock, 1,512 shares at June 30, 2011 and December 31, 2010, at cost	(53,848)	(53,848)
Retained earnings	593,896	561,418
Accumulated other comprehensive loss	(6,348)	(6,417)
Total stockholders’ equity	3,527,377	2,237,507
Total liabilities and stockholders’ equity	$10,151,445	$4,880,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30
	2011	2010
	(unaudited)
OPERATING ACTIVITIES
Net income	$67,271	$64,504

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	178,720	176,278
Amortization of acquired sales contracts, net	7,433	15,967
Bridge financing costs related to ICG	49,490	—
Net loss resulting from early retirement of ICG debt	250	—
Write down of assets acquired from ICG	7,316	—
Prepaid royalties expensed	19,491	16,048
Employee stock-based compensation expense	7,071	7,439
Amortization of debt financing costs	5,093	4,901
Gain on Knight Hawk transaction	—	(41,577)
Changes in:
Receivables	(25,329)	(44,057)
Inventories	(37,113)	2,458
Coal derivative assets and liabilities	4,902	11,631
Accounts payable, accrued expenses and other current liabilities	8,912	32,060
Income taxes, net	(15,186)	(309)
Deferred income taxes	20,873	(4,719)
Other	15,006	18,731

Cash provided by operating activities	314,200	259,355

INVESTING ACTIVITIES
Acquisition of ICG, net of cash acquired	(2,910,380)	—
Change in restricted cash	(74,814)	—
Capital expenditures	(107,725)	(171,958)
Proceeds from dispositions of property, plant and equipment	1,411	229
Purchases of investments and advances to affiliates	(38,059)	(14,249)
Additions to prepaid royalties	(25,212)	(23,466)

Cash used in investing activities	(3,154,779)	(209,444)

FINANCING ACTIVITIES
Proceeds from the issuance of senior notes	2,000,000	—
Proceeds from the issuance of common stock, net	1,249,407	—
Payments to retire ICG debt	(307,984)	—
Increase in restricted cash for retirement of ICG debt	(260,663)	—
Net increase (decrease) in borrowings under lines of credit and commercial paper program	303,096	(15,555)
Net payments on other debt	(8,845)	(8,249)
Debt financing costs	(112,334)	(437)
Dividends paid	(34,192)	(30,870)
Issuance of common stock under incentive plans	846	137
Contribution from noncontrolling interest	—	891

Cash provided by (used in) financing activities	2,829,331	(54,083)

Decrease in cash and cash equivalents	(11,248)	(4,172)
Cash and cash equivalents, beginning of period	93,593	61,138
Cash and cash equivalents, end of period	$82,345	$56,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of steam and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and export markets. On June 15, 2011, the Company acquired International Coal Group, Inc. (“ICG”), as described in Note 3, “Business Combinations”.  The Company operates 24 mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming, Colorado and Utah. All subsidiaries (except as noted below) are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western.

2. Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3. Business Combination

On June 15, 2011, the Company completed its acquisition of ICG, a leading coal producer, operating 12 mining complexes in Appalachia and one complex in the Illinois basin.  In addition, a mine is currently under development in Appalachia.  The Company acquired all of ICG’s outstanding shares of common stock for $3.1 billion. To finance the acquisition, the Company received net proceeds of $1.25 billion from the sale of 48.0 million shares of its common stock and issued $2.0 billion in aggregate principal amount of senior unsecured notes.  See Note 4, “Equity Offering” and Note 5, “Debt and Financing Arrangements” for further information about these transactions.

The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition.  The following table summarizes the consideration paid for ICG and the estimated amounts of assets acquired and liabilities assumed that were recognized at the acquisition date:

(in millions)
Consideration paid, net of cash acquired	$2,910.4
Recognized amounts of net tangible and intangible assets acquired and liabilities assumed:
Restricted cash	15.5
Receivables	114.2
Inventories	77.5
Net property, plant and equipment, including mineral rights	4,516.4
Goodwill	425.0
Other assets	49.2
Accounts payable	(82.4)
Other accrued expenses and current liabilities	(53.0)
Executive change in control payments	(10.0)
Debt	(604.8)
Litigation accrual	(105.3)
Accrued postretirement benefits	(49.4)
Asset retirement obligation	(80.4)
Coal supply agreements, net	(77.7)
Deferred income taxes, net	(1,189.9)
Other	(34.5)
Net tangible and intangible assets acquired	$2,910.4

Because the Company’s valuation efforts are ongoing, the preliminary fair values above could change substantially.  Notably, the assigned value of goodwill was calculated as the present value of the estimated synergies from the acquisition and the fair value of the coal reserves acquired has not yet been determined and will involve estimating the amounts and timing of cash flows from the properties acquired.

The allocation of goodwill to reporting units will not be completed until the valuation process is completed.  Any goodwill related to the acquisition is not expected to be deductible for tax purposes.

The revenues and income before income taxes related to the acquired operations that have been included in the consolidated statements of income since the date of acquisition were $48.0 million and $11.9 million, respectively.

The following unaudited pro forma information has been prepared for illustrative purposes and assumes that the business combination occurred on January 1, 2010.  The unaudited pro forma results have been prepared based upon ICG’s historical results and estimates of the ongoing effects of the transactions that the Company believes are reasonable and supportable.  The results are not necessarily reflective of the consolidated results of operations had the acquisition actually occurred on January 1, 2010, nor are they indicative of future operating results.

The unaudited supplemental pro forma financial information of the combined entity follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	((In thousands)
Total revenues
As reported	$985.1	$764.3	$1,858.0	$1,476.2
Pro forma	$1,233.9	$1,044.0	$2,397.7	$2,035.8

Income (loss) before income taxes
As reported	$11.6	$72.0	$80.0	$69.5
Pro forma	$62.0	$(67.8)	$74.9	$(86.2)

The pro forma income before income taxes reflects adjustments to depreciation, depletion and amortization for the new basis in assets acquired and interest expense to reflect the debt incurred to finance the acquisition.  In addition, the following costs and expenses reflected in the income before income taxes for the six month period ended June 30, 2011 reported in the condensed consolidated statement of operations are reversed out of 2011 and reflected in 2010 in the pro forma results.

Costs of affecting the acquisition - Arch	$27,852
Costs of affecting the acquisition - ICG	23,503
Severance costs	13,498
Write off of acquired assets	7,316
Bridge financing fees	49,490
$121,659

Severance costs represent both change in control payments to executives and severance for employees terminated after the acquisition.  Additional severance costs of $3.4 million are expected to be incurred in the remainder of 2011.  The acquired asset write-off relates to a preparation plant and loadout of an acquired ICG mining operation.  The acquired operation has been combined with an existing operation of the Company, and will utilize an existing facility.

Anticipated synergies are not reflected in the pro forma results.

In conjunction with the acquisition, the Company has $351.0 million of restricted cash at June 30, 2011 to discharge the Company’s obligation under certain ICG debt, to provide collateral for ICG letters of credit until they can be eliminated or replaced and to fund executive change in control payments.  See further discussion of the ICG debt in Note 5, “Debt.”

4.  Equity Offering

On June 8, 2011, the Company sold 48 million shares of its common stock at a public offering price of $27.00 per share.  The $1.25 million in net proceeds from the issuance were used to finance the acquisition.  On July 8, 2011, the Company issued an additional 0.7 million shares of its common stock under the same terms and conditions to cover underwriters’ over-allotments for net proceeds of $18.4 million.

5.  Debt

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial paper	$—	$56,904
7.00% senior notes due June 15, 2019 at par	1,000,000	—
7.25% senior notes due June 15, 2021 at par	1,000,000	—
Indebtedness to banks under credit facilities	360,000	—
9.125% senior notes ($200.0 million face value) due April 1, 2018	250,000	—
4.00% convertible senior notes ($16.5 million face value) due April 1, 2017	42,902	—
9.00% convertible senior notes ($18 thousand face value) due August 1, 2012	44	—
6.75% senior notes ($450.0 million face value) due July 1, 2013	451,294	451,618
8.75% senior notes ($600.0 million face value) due August 1, 2016	588,029	587,126
7.25% senior notes due October 1, 2020 at par	500,000	500,000
Other	10,264	14,093
	4,202,533	1,609,741
Less current maturities of debt and short-term borrowings	428,610	70,997
Long-term debt	$3,773,923	$1,538,744

The current maturities of debt include contractual maturities, as well as amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans. In addition, the current maturities at June 30, 2011 include the ICG debt that the Company redeemed in the third quarter.  See further discussion in “ICG Debt” below.

2019 and 2021 Senior Notes

On June 14, 2011, the Company entered into an indenture in conjunction with the issuance of the 7.00% senior notes due 2019 (“2019 Notes”) and the 7.25% senior notes due 2021 (“2021 Notes”) as discussed in Note 3, “Business Combinations.” Interest is payable on the 2019 Notes and 2021 Notes on June 15 and December 15 of each year, commencing December 15, 2011.

At any time prior to June 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of each of the 2019 Notes and 2021 Notes, plus accrued and unpaid interest, with the net proceeds from certain equity offerings. The Company may redeem the 2019 Notes prior to June 15, 2015 and the 2021 Notes prior to June 15, 2016 at the respective make-whole prices set forth in the indenture. On or after June 15, 2015, the Company may redeem the 2019 Notes for cash at redemption prices, reflected as a percentage of the principal amount, of: 103.5% from June 15, 2015 through June 14, 2016; 101.75% from June 15, 2016 through June 14, 2017; and 100% beginning on June 15, 2017.  On or after June 15, 2016, the Company may redeem the 2021 Notes for cash at redemption prices, reflected as a percentage of the principal amount, of: 103.625% from June 15, 2016 through June 14, 2017; 102.417% from June 15, 2017 through June 14, 2018; 101.208% from June 15, 2018 through June 14, 2019 and 100% beginning on June 15, 2019. In each case, accrued and unpaid interest at the redemption date is due upon redemption. Upon a change in control, the Company is required to make a tender offer for both series of notes at a price of 101% of the principal amount.

The 2019 Notes and 2021 Notes are guaranteed by substantially all of the Company’s subsidiaries, including the newly acquired subsidiaries of ICG and excluding Arch Western, its subsidiaries and Arch Receivable Company, LLC. The Company incurred financing fees of $44.2 million related to the issuance of these notes.

The Company and the guarantor subsidiaries entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with the 2019 Notes and 2021 Notes. Pursuant to the Registration Rights Agreement, the Company and the guarantor subsidiaries agreed to file a registration statement with the Securities and Exchange Commission to exchange a like aggregate principal amount of senior notes identical in all material respects to the 2019 Notes and 2021 Notes. Pursuant to the Registration Rights Agreement, the Company must make reasonable best efforts to cause the registration statement to become effective by June 13, 2012. Should those events not occur within the specified time frame, the interest rate shall be increased by one-quarter of one percent per annum for the first 90 days following such period. Such interest rate will increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.

ICG Debt

Upon the closing of the ICG acquisition, the Company gave a 30-day redemption notice to the Trustee of ICG’s 9.125% senior notes and legally discharged our obligation under the 9.125% senior notes by depositing the funds to redeem the debt with the Trustee. The $260.7 million balance deposited is reflected in restricted cash on the accompanying condensed consolidated balance sheet at June 30, 2011.  On July 14, 2011, all of the outstanding 9.125% senior notes were redeemed at an aggregate price of $251.4 million, including the required make-whole premium, plus accrued interest of $5.2 million.

At the acquisition date, ICG’s 4.00% convertible senior notes with a fair value of $298.5 million and 9.00% convertible senior notes with a fair value of $1.7 million (“convertible notes”) became convertible into cash, pursuant to the amended indentures governing the convertible notes, at a calculated conversion rate of $2,614.6848 for each $1,000 in principal amount surrendered for conversion for the 4.00% convertible notes and $2,392.73414 for the 9.00% convertible notes.  As of July 31, 2011, the aggregate conversion value of the remaining convertible notes outstanding was $4.5 million.

Other ICG debt, with a fair value of approximately $54.0 million at the acquisition date, consisted mainly of individually insignificant equipment notes and insurance notes payable. The remaining balance of other ICG debt was $5.2 million at June 30, 2011.

The Company recognized a net loss of approximately $0.3 million on the early extinguishment of ICG’s debt, including the conversions of the 4.00% and 9.00% convertible notes described above.

Credit Facilities and Commercial Paper

On June 14, 2011, the Company amended and restated its secured credit facility to allow for up to $2.0 billion in borrowings.   Borrowings under this credit facility bear interest at a floating rate based on LIBOR determined by reference to the Company’s leverage ratio, as calculated in accordance with the credit agreement.  The credit facility has a five-year term that expires on June 14, 2016 and is secured by substantially all of the Company’s assets as well as its ownership interests in substantially all of its subsidiaries, excluding its ownership interests in Arch Western and its subsidiaries. Commitment fees of 0.50% per annum are payable on the average unused daily balance of the revolving credit facility. The Company paid and deferred $20.7 million in financing fees related to the amendment of this agreement.  Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit.

On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

Availability

As of June 30, 2011 the Company had $360.0 million of borrowings outstanding under the amended revolving credit facility.  The revolving credit facility contains customary financial covenants that limit the Company’s total debt based on defined earnings measurements.   As of June 30, 2011, the Company had availability of approximately $1.1 billion under all lines of credit, as limited by these covenants.   The Company also had outstanding letters of credit of $76.2 million as of June 30, 2011.

6. Acquired Sales Contracts

Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of a sales contract is determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. Below are the acquired sales contracts reflected in the condensed consolidated balance sheets:

	June 30, 2011	December 31, 2010
	(In thousands)
Location in Balance Sheet
Other current assets	$35,496	$25,063
Other assets	24,622	7,014
Total	60,118	32,077

Accrued expenses and other current liabilities	(80,411)	(5,615)
Other noncurrent liabilities	(58,787)	(20,426)
Total	(139,198)	(26,041)
Net total	$(79,080)	$6,036

Above-market contracts with a preliminary fair value of $43.3 million and below-market contracts with a preliminary fair value of $121.0 million were acquired from ICG. Of these amounts, $22.7 million and $75.4 million were classified as current assets and current liabilities, respectively, at the acquisition date.

The Company anticipates amortization income of all acquired sales contracts, based upon the preliminary fair value assigned to acquired ICG sales contracts and expected shipments in the next five years, to be approximately $41 million for the remainder of 2011, $10 million in 2012, $6 million in 2013, $9 million in 2014 and $13 million in 2015.

7. Investments

	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Total
	(In thousands)
Balance at December 31, 2010	$131,250	$21,961	$14,472	$9,768	$—	$177,451
Investments in affiliates	—	—	2,910	5,500	25,570	33,980
Advances to (distributions from) affiliates, net	(9,591)	—	—	—	—	(9,591)
Equity in comprehensive income (loss)	9,981	(1,079)	(2,207)	(2)	(887)	5,806
Balance at June 30, 2011	$131,640	$20,882	$15,175	$15,266	$24,683	$207,646

Notes receivable from investees:
Balance at December 31, 2010	$1,700	$18,100	$—	$4,100	$—	$23,900
Balance at June 30, 2011	—	24,700	—	4,600	—	29,300

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

The Company may be required to make future contingent payments of up to $70.9 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and construction financing.

8. Derivatives

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company purchases approximately 75 to 85 million gallons of diesel fuel annually in its operations. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At June 30, 2011, the Company had protected the price of approximately 70% of its expected purchases for the remainder of fiscal year 2011 and 41% for fiscal year 2012.

At June 30, 2011, the Company held heating oil swaps and purchased call options for approximately 66.8 million gallons for the purpose of managing the price risk associated with future diesel purchases. Since the changes in the price of heating oil highly correlate to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting.

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

At June 30, 2011, the Company held derivatives for risk management purposes totaling 1.3 million tons of coal sales and 0.6 million tons of coal purchases that are expected to settle during the remainder of 2011, 1.3 million tons of coal sales and 0.2 million tons of coal purchases that are expected to settle in 2012, 0.7 million tons of coal sales that are expected to settle in 2013, 1.4 million tons of coal sales that are expected to settle in 2014 and 0.7 million tons of coal sales that are expected to settle in 2015.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The timing of the estimated future realization of the value of the trading portfolio is 50% for the remainder of 2011 and 50% in 2012.

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

Fair Value of Derivatives

(in thousands)

	June 30, 2011			December 31, 2010
	Asset Derivative	Liability Derivative		Asset Derivative	Liability Derivative
Derivatives Designated as Hedging Instruments
Heating oil	$18,101	$—		$13,475	$—
Coal	3,273	(1,924)		2,009	(2,350)
Total	21,374	(1,924)		15,484	(2,350)
Derivatives Not Designated as Hedging Instruments
Coal — held for trading purposes	18,780	(9,788)		34,445	(24,087)
Coal	1,352	(4,704)		1,139	(912)
Total	20,132	(14,492)		35,584	(24,999)
Total derivatives	41,506	(16,416)		51,068	(27,349)
Effect of counterparty netting	(10,625)	10,625		(22,402)	22,402
Net derivatives as classified in the balance sheets	$30,881	$(5,791)	$25,090	$28,666	$(4,947)	$23,719

Net derivatives as reflected on the balance sheets

		June 30, 2011	December 31, 2010
Heating oil	Other current assets	$18,101	$13,475
Coal	Coal derivative assets	12,780	15,191
	Coal derivative liabilities	(5,791)	(4,947)
		$25,090	$23,719

The Company had a current asset for the right to reclaim cash collateral of $9.2 million and $10.3 million at June 30, 2011 and December 31, 2010, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Three Months Ended June 30

(in thousands)

Derivatives used in Cash Flow Hedging	Gain (Loss) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2011	2010	2011		2010		2011	2010
Heating oil	$(6,337)	$(8,572)	$6,654	(2)	$1,925	(2)	$—	$—
Coal sales	1,344	(7,237)	237	(1)	(1,201	)(1)	—	—
Coal purchases	97	7,167	—	(2)	—	(2)	—	—
Totals	$(4,896)	$(8,642)	$6,891		$724		$—	$—

Derivatives Not Designated as	Gain (Loss)
Hedging Instruments	2011		2010
Coal — unrealized	$(374	)(3)	$(3,466	)(3)
Coal — realized	$147	(4)	$1,252	(4)

Location in Statement of Income:

(1)         Coal sales

(2)         Cost of coal sales

(3)         Change in fair value of coal derivatives and coal trading activities, net

(4)         Other operating income, net

During the three months ended June 30, 2011 and 2010, the Company recognized net unrealized and realized losses of $2.3 million and $1.1 million, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.

Six Months Ended June 30

(in thousands)

Derivatives used in Cash Flow Hedging	Gain (Loss) Recognized in OCI (Effective Portion)		Gains (Losses) Reclassified from OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Relationships	2011	2010	2011		2010		2011	2010
Heating oil	$7,921	$(8,560)	$9,824	(2)	$(304	)(2)	$—	$—
Coal sales	2,750	(7,638)	324	(1)	(1,330	)(1)	—	—
Coal purchases	(779)	8,069	—	(2)	(336	)(2)	—	—
Totals	$9,892	$(8,129)	$10,148		$(1,970)		$—	$—

Derivatives Not Designated as	Gain (Loss)
Hedging Instruments	2011		2010
Coal — unrealized	$(1,419	)(3)	$(8,388	)(3)
Coal — realized	$147	(4)	$2,852	(4)

Location in Statement of Income:

(1)         Coal sales

(2)         Cost of coal sales

(3)         Change in fair value of coal derivatives and coal trading activities, net

(4)         Other operating income, net

The Company recognized net unrealized and realized gains of $0.5 million during the six months ended June 30, 2011 and net unrealized and realized losses of $2.1 million during the six months ended June 30, 2010 related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of income and are not included in the previous table.

During the next twelve months, based on fair values at June 30, 2011, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $17.9 million are expected to be reclassified from other comprehensive income into earnings.

9. Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Coal	$189,989	$115,647
Repair parts and supplies, net of allowance	160,212	119,969
	$350,201	$235,616

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.1 million at June 30, 2011, and $12.7 million at December 31, 2010.

10. Fair Value Measurements

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in equity securities	$6,335	$6,319	$—	$16
Derivatives	30,881	6,233	10,054	14,594
Total assets	$37,216	$12,552	$10,054	$14,610
Liabilities:
Derivatives	$5,791	$—	$1,655	$4,136

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Balance, beginning of period	$15,781	$9,183
Realized and unrealized losses recognized in earnings	(4,545)	(7,124)
Realized and unrealized gains (losses) recognized in other comprehensive income	(5,453)	3,475
Purchases	9,006	10,472
Issuances	(2,160)	(2,160)
Settlements	(2,155)	(3,372)
Balance, end of period	$10,474	$10,474

Net unrealized losses during the three and six month periods ended June 30, 2011 related to level 3 financial instruments held on

June 30, 2011 were $8.3 million and $3.5 million, respectively.

Fair Value of Long-Term Debt

At June 30, 2011 and December 31, 2010, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $4.3 billion and $1.7 billion, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.

11. Stock-Based Compensation and Other Incentive Plans

During the six months ended June 30, 2011, the Company granted options to purchase approximately 0.7 million shares of common stock with a weighted average exercise price of $32.50 per share and a weighted average grant-date fair value of $14.38 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 1.95%, a weighted average dividend yield of 1.23% and a weighted average volatility of 57.61%. The options’ expected life is 4.5 years and the options vest ratably over three years. The options provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award. The Company also granted 107,700 shares of restricted stock during the six months ended June 30, 2011 at a weighted average grant-date fair value of $32.49 per share. The restricted stock vests after three years.

During the six months ended June 30, 2011, the Company awarded 3.4 million performance units as part of its long-term incentive (“LTI”) plan. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant. Amounts unpaid for all grants under the LTI plan totaled $8.6 million and $6.4 million as of June 30, 2011 and December 31, 2010, respectively.

The Company recognized compensation expense from all stock-based and LTI plans of $2.4 million and $5.0 million for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense from all stock-based and LTI plans of $9.2 million and $8.8 million for the six months ended June 30, 2011 and 2010, respectively. These expenses are primarily included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

12. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Self-insured occupational disease benefits:
Service cost	$246	$208	$439	$363
Interest cost	304	194	558	338
Net amortization	(160)	(382)	(261)	(930)
Total occupational disease	390	20	736	(229)
Traumatic injury claims and assessments	3,324	2,244	5,649	3,920
Total workers’ compensation expense	$3,714	$2,264	$6,385	$3,691

13. Employee Benefit Plans

The following table details the components of pension benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$3,926	$4,062	$8,245	$7,935
Interest cost	3,996	3,790	8,127	7,911
Expected return on plan assets	(5,438)	(5,530)	(10,906)	(9,696)
Amortization of prior service cost	(142)	43	(95)	86
Amortization of other actuarial losses	2,235	1,161	4,374	3,566
Net benefit cost	$4,577	$3,526	$9,745	$9,802

The following table details the components of other postretirement benefit credits:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$518	$308	$923	$754
Interest cost	529	394	1,027	1,042
Amortization of prior service credits	(546)	(679)	(1,137)	(1,182)
Amortization of other actuarial gains	(952)	(989)	(1,550)	(1,459)
Net benefit credit	$(451)	$(966)	$(737)	$(845)

14. Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders.

The following table presents the components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income attributable to Arch Coal, Inc.	$11,079	$66,156	$66,680	$64,360
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	293	(536)	866	56
Unrealized losses on available-for-sale securities	(1,434)	(925)	(687)	(916)
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	(3,127)	(5,451)	6,374	(5,089)
Reclassifications of (gains) losses into net income	(4,360)	(506)	(6,484)	1,217
Total comprehensive income	$2,451	$58,738	$66,749	$59,628

15. Earnings per Common Share

The following table provides the basis for earnings per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	174,244	162,388	168,442	162,380
Effect of common stock equivalents under incentive plans	1,028	742	1,112	725
Diluted weighted average shares outstanding	175,272	163,130	169,554	163,105

The effect of options to purchase 2.3 million and 2.4 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended June 30, 2011 and 2010, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods. The effect of options to purchase 1.7 million and 2.4 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the six month periods ended June 30, 2011 and 2010, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods.

16. Guarantees

The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. Patriot Coal Corporation (“Patriot”) acquired Magnum in July 2008. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations.

If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. As of June 30, 2011, Patriot has replaced $48.9 million of the surety bonds and has posted letters of credit of $32.7 million in the Company’s favor.  At June 30, 2011, the Company had $38.5 million of surety bonds remaining related to properties sold to Magnum. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties.

Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. In addition, certain contracts were assigned to Magnum, but the Company has guaranteed Magnum’s performance under the contracts. The longest of the coal supply contracts extends to the year 2017. If Magnum is unable to supply the coal for these coal sales contracts then the Company would be required to purchase coal on the open market or supply contracts from its existing operations. At market prices effective at June 30, 2011, the cost of purchasing 10.7 million tons of coal to supply the contracts that have not been assigned over their duration would exceed the sales price under the contracts by approximately $368.2 million, and the cost of purchasing 1.1 million tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $23.8 million. As the Company does not believe that it is probable that it would have to purchase replacement coal, no losses have been recorded in the consolidated financial statements as of June 30, 2011. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $25.3 million at June 30, 2011, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

17. Contingencies

On June 15, 2011, we acquired ICG and its subsidiaries.  The following matters related to certain claims and legal actions involving ICG and/or its subsidiaries.

Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at the Company’s subsidiary Wolf Run Mining Company’s (“Wolf Run”) Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and ICG in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claimed that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continued to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleged that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005. Allegheny voluntarily dropped the breach of representation claims later. Allegheny claimed that it would incur costs in excess of $100 million to purchase replacement coal over the life of the contract. ICG, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims.

On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract.  No new substantive claims were asserted.  ICG answered the second amended complaint on October 13, 2009, denying all of the new claims. The Company’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010.  Allegheny’s claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228.0 million and $377.0 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. The trial court awarded total damages and interest in the amount of $104.1 million. ICG and Allegheny have filed post-verdict motions in the trial court.  The court’s judgment on those motions is expected to be issued soon, after which the Company expects to appeal to the Pennsylvania appellate court, if necessary. No appeal bond is necessary while post-verdict motions are pending with the trial court, but an appeal bond equal to the damages assessed may have to be posted in the future.

As of June 30, 2011, the Company has accrued $104.1 million for this lawsuit, representing the fair value of the judgment at the acquisition date.  The ultimate resolution of this matter could result in an outcome which may be materially different than what the Company has accrued.

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims, other than as noted above, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

18. Segment Information

The Company has three reportable business segments, which are based on the major coal producing basins in which the Company operates. Each of these reportable business segments includes a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mine complex. Geology, coal transportation routes to customers, regulatory environments and coal quality are characteristic to a basin. Accordingly, market and contract pricing have developed by coal basin. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; the Western Bituminous (WBIT) segment, with operations in Utah, Colorado and southern Wyoming; the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia.  The Appalachia segment includes the acquired ICG operations in Appalachia, as well as the Company’s previous Central Appalachia segment. The “Other” operating segment represents primarily the Company’s Illinois operations and ADDCAR subsidiary, which manufactures and sells its patented highwall mining system.

Operating segment results for the three and six months ended June 30, 2011 and 2010 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2011
Coal sales	$391,413	$400,792	$189,154	$3,728	$—	$985,087
Income from operations	35,615	97,876	43,672	317	(74,663)	102,817
Depreciation, depletion and amortization	41,165	31,025	22,099	605	289	95,183
Amortization of acquired sales contracts, net	5,603	(4,123)	—	9	—	1,489
Capital expenditures	15,647	29,288	10,115	4,328	9,636	69,014

Three months ended June 30, 2010
Coal sales	$370,499	$261,646	$132,150	$—	$—	$764,295
Income from operations	33,177	54,079	13,876	—	5,367	106,499
Depreciation, depletion and amortization	44,433	24,581	18,390	—	355	87,759
Amortization of acquired sales contracts, net	5,214	—	—	—	—	5,214
Capital expenditures	3,725	12,972	20,703	—	102,583	139,983

Six months ended June 30, 2011
Coal sales	$784,526	$725,178	$344,593	$3,728	$—	$1,858,025
Income from operations	82,489	152,270	70,564	317	(100,585)	205,055
Total assets	2,212,818	5,208,551	679,231	217,765	1,833,080	10,151,445
Depreciation, depletion and amortization	82,856	52,041	42,628	605	590	178,720
Amortization of acquired sales contracts, net	11,547	(4,123)	—	9	—	7,433
Capital expenditures	18,485	46,590	21,892	4,373	16,385	107,725

Six months ended June 30, 2010
Coal sales	$729,914	$481,392	$264,863	$—	$—	$1,476,169
Income from operations	49,738	91,672	26,306	—	(29,017)	138,699
Total assets	2,331,449	725,588	682,565	—	1,150,938	4,890,540
Depreciation, depletion and amortization	89,054	47,755	38,760	—	709	176,278
Amortization of acquired sales contracts, net	15,967	—	—	—	—	15,967
Capital expenditures	4,450	24,609	33,804	—	109,095	171,958

A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Income from operations	$102,817	$106,499	$205,055	$138,699
Interest expense	(42,249)	(35,125)	(76,829)	(70,208)
Interest income	755	623	1,501	961
Bridge financing costs related to ICG	(49,490)	—	(49,490)	—
Net loss resulting from early retirement of ICG debt	(250)	—	(250)	—
Income before income taxes	$11,583	$71,997	$79,987	$69,452

19. Supplemental Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2011

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue
Coal sales	$—	$419,454	$565,633	$—	$985,087

Costs, expenses and other
Cost of coal sales	4,940	282,535	447,707	(25,229)	709,953
Depreciation, depletion and amortization	659	54,008	40,516	—	95,183
Amortization of acquired sales contracts, net	—	(4,113)	5,602	—	1,489
Selling, general and administrative expenses	18,600	3,170	9,104	(1,835)	29,039
Change in fair value of coal derivatives and coal trading activities, net	—	2,672	—	—	2,672
Acquisition and transition costs related to ICG	48,666	—	—	—	48,666
Other operating (income) expense, net	(4,831)	(29,687)	2,722	27,064	(4,732)
	68,034	308,585	505,651	—	882,270

Income from investment in subsidiaries	172,831	—	—	(172,831)	—

Income from operations	104,797	110,869	59,982	(172,831)	102,817

Interest income (expense), net:
Interest expense	(47,824)	(1,924)	(10,962)	18,461	(42,249)
Interest income	4,100	135	14,981	(18,461)	755
	(43,724)	(1,789)	4,019	—	(41,494)

Other non-operating expense:
Bridge financing costs related to ICG	(49,490)	—	—	—	(49,490)
Net loss resulting from early retirement of ICG debt	—	(250)	—	—	(250)
	(49,490)	(250)	—	—	(49,740)

Income before income taxes	11,583	108,830	64,001	(172,831)	11,583
Provision for income taxes	186	—	—	—	186

Net income	11,397	108,830	64,001	(172,831)	11,397
Less: Net income attributable to noncontrolling interest	(318)	—	—	—	(318)

Net income attributable to Arch Coal	$11,079	$108,830	$64,001	$(172,831)	$11,079

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2010

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue
Coal sales	$—	$282,817	$481,478	$—	$764,295

Costs, expenses and other
Cost of coal sales	2,148	193,243	396,568	(21,098)	570,861
Depreciation, depletion and amortization	725	46,941	40,093	—	87,759
Amortization of acquired sales contracts, net	—	—	5,214	—	5,214
Selling, general and administrative expenses	23,251	1,836	12,006	(1,749)	35,344
Change in fair value of coal derivatives and coal trading activities, net	—	4,587	—	—	4,587
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(2,818)	(26,202)	1,781	22,847	(4,392)
	23,306	178,828	455,662	—	657,796

Income from investment in subsidiaries	126,555	—	—	(126,555)	—

Income from operations	103,249	103,989	25,816	(126,555)	106,499

Interest expense, net:
Interest expense	(33,524)	(780)	(18,387)	17,566	(35,125)
Interest income	2,272	75	15,842	(17,566)	623
	(31,252)	(705)	(2,545)	—	(34,502)

Income before income taxes	71,997	103,284	23,271	(126,555)	71,997
Provision for income taxes	5,723	—	—	—	5,723

Net income	66,274	103,284	23,271	(126,555)	66,274
Less: Net income attributable to noncontrolling interest	(118)	—	—	—	(118)

Net income attributable to Arch Coal	$66,156	$103,284	$23,271	$(126,555)	$66,156

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2011

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue
Coal sales	$—	$757,988	$1,100,037	$—	$1,858,025

Costs, expenses and other
Cost of coal sales	8,219	534,420	871,030	(50,032)	1,363,637
Depreciation, depletion and amortization	1,331	97,288	80,101	—	178,720
Amortization of acquired sales contracts, net	—	(4,113)	11,546	—	7,433
Selling, general and administrative expenses	38,936	5,053	19,017	(3,532)	59,474
Change in fair value of coal derivatives and coal trading activities, net	—	888	—	—	888
Acquisition and transition costs related to ICG	48,666	—	—	—	48,666
Other operating (income) expense, net	(9,398)	(57,143)	7,129	53,564	(5,848)
	87,754	576,393	988,823	—	1,652,970

Income from investment in subsidiaries	297,834	—	—	(297,834)	—

Income from operations	210,080	181,595	111,214	(297,834)	205,055

Interest income (expense), net:
Interest expense	(88,445)	(2,638)	(21,944)	36,198	(76,829)
Interest income	7,842	432	29,425	(36,198)	1,501
	(80,603)	(2,206)	7,481	—	(75,328)

Other non-operating expense:
Bridge financing costs related to ICG	(49,490)	—	—	—	(49,490)
Net loss resulting from early retirement of ICG debt	—	(250)	—	—	(250)
	(49,490)	(250)	—	—	(49,740)

Income before income taxes	79,987	179,139	118,695	(297,834)	79,987
Provision for income taxes	12,716	—	—	—	12,716

Net income	67,271	179,139	118,695	(297,834)	67,271
Less: Net income attributable to noncontrolling interest	(591)	—	—	—	(591)

Net income attributable to Arch Coal	$66,680	$179,139	$118,695	$(297,834)	$66,680

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2010

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue
Coal sales	$—	$521,845	$954,324	$—	$1,476,169

Costs, expenses and other
Cost of coal sales	4,976	361,961	794,079	(39,405)	1,121,611
Depreciation, depletion and amortization	1,476	90,659	84,143	—	176,278
Amortization of acquired sales contracts, net	—	—	15,967	—	15,967
Selling, general and administrative expenses	41,894	3,642	20,409	(3,435)	62,510
Change in fair value of coal derivatives and coal trading activities, net	—	10,464	—	—	10,464
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating (income) expense, net	(4,778)	(48,924)	3,079	42,840	(7,783)
	43,568	376,225	917,677	—	1,337,470

Income from investment in subsidiaries	173,820	—	—	(173,820)	—

Income from operations	130,252	145,620	36,647	(173,820)	138,699

Interest expense, net:
Interest expense	(64,955)	(1,359)	(36,503)	32,609	(70,208)
Interest income	4,155	164	29,251	(32,609)	961
	(60,800)	(1,195)	(7,252)	—	(69,247)

Income before income taxes	69,452	144,425	29,395	(173,820)	69,452
Provision for income taxes	4,948	—	—	—	4,948

Net income	64,504	144,425	29,395	(173,820)	64,504
Less: Net income attributable to noncontrolling interest	(144)	—	—	—	(144)

Net income attributable to Arch Coal	$64,360	$144,425	$29,395	$(173,820)	$64,360

Condensed Consolidating Balance Sheets

June 30, 2011

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$9,350	$2,134	$70,861	$—	$82,345
Restricted cash	74,814	276,152	—	—	350,966
Receivables	51,241	134,803	241,653	(1,581)	426,116
Inventories	—	177,614	172,587	—	350,201
Other	29,418	133,887	15,732	—	179,037
Total current assets	164,823	724,590	500,833	(1,581)	1,388,665

Property, plant and equipment, net	11,268	6,257,368	1,457,820	—	7,726,456
Investment in subsidiaries	8,492,557	—	—	(8,492,557)	—
Intercompany receivables	(2,160,682)	818,816	1,341,866	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	445,302	577,022	14,000	—	1,036,324
Total other assets	7,002,177	1,395,838	1,355,866	(8,717,557)	1,036,324
Total assets	$7,178,268	$8,377,796	$3,314,519	$(8,719,138)	$10,151,445

Liabilities and Stockholders’ Equity
Accounts payable	$26,716	$164,243	$95,478	$—	$286,437
Accrued expenses and other current liabilities	86,198	164,682	151,512	(1,581)	400,811
Current maturities of debt and short-term borrowings	131,750	296,860	—	—	428,610
Total current liabilities	244,664	625,785	246,990	(1,581)	1,115,858
Long-term debt	3,321,528	1,101	451,294	—	3,773,923
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	622	105,428	306,274	—	412,324
Accrued pension benefits	13,087	4,333	18,627	—	36,047
Accrued postretirement benefits other than pension	14,888	49,734	23,004	—	87,626
Accrued workers’ compensation	15,042	43,140	6,845	—	65,027
Deferred income taxes	(20,679)	884,649	—	—	863,970
Other noncurrent liabilities	50,707	171,002	36,552	—	258,261
Total liabilities	3,639,859	1,885,172	1,314,586	(226,581)	6,613,036
Redeemable noncontrolling interest	11,032	—	—	—	11,032
Stockholders’ equity	3,527,377	6,492,624	1,999,933	(8,492,557)	3,527,377
Total liabilities and stockholders’ equity	$7,178,268	$8,377,796	$3,314,519	$(8,719,138)	$10,151,445

Condensed Consolidating Balance Sheets

December 31, 2010

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$13,713	$64	$79,816	$—	$93,593
Receivables	31,458	12,740	210,075	(1,953)	252,320
Inventories	—	85,196	150,420	—	235,616
Other	29,575	102,375	21,435	—	153,385
Total current assets	74,746	200,375	461,746	(1,953)	734,914
Property, plant and equipment, net	9,817	1,800,578	1,498,497	—	3,308,892
Investment in subsidiaries	4,555,233	—	—	(4,555,233)	—
Intercompany receivables	(1,807,902)	508,624	1,299,278	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	481,345	344,698	10,920	—	836,963
Total other assets	3,453,676	853,322	1,310,198	(4,780,233)	836,963
Total assets	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

Liabilities and Stockholders’ Equity
Accounts payable	$10,753	$65,793	$121,670	$—	$198,216
Accrued expenses and other current liabilities	75,746	31,123	153,217	(1,953)	258,133
Current maturities of debt and short-term borrowings	14,093	—	56,904	—	70,997
Total current liabilities	100,592	96,916	331,791	(1,953)	527,346
Long-term debt	1,087,126	—	451,618	—	1,538,744
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	873	32,029	301,355	—	334,257
Accrued pension benefits	20,843	4,407	23,904	—	49,154
Accrued postretirement benefits other than pension	14,284	—	23,509	—	37,793
Accrued workers’ compensation	15,383	13,805	6,102	—	35,290
Other noncurrent liabilities	51,187	22,135	36,912	—	110,234
Total liabilities	1,290,288	169,292	1,400,191	(226,953)	2,632,818
Redeemable noncontrolling interest	10,444	—	—	—	10,444
Stockholders’ equity	2,237,507	2,684,983	1,870,250	(4,555,233)	2,237,507
Total liabilities and stockholders’ equity	$3,538,239	$2,854,275	$3,270,441	$(4,782,186)	$4,880,769

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(109,358)	$278,596	$144,962	$—	$314,200

Investing Activities
Acquisition of ICG, net of cash acquired	(2,910,380)	—	—	—	(2,910,380)
Change in restricted cash	(74,814)	—	—	—	(74,814)
Capital expenditures	(2,459)	(65,927)	(39,339)	—	(107,725)
Proceeds from dispositions of property, plant and equipment	—	1,315	96	—	1,411
Purchases of investments and advances to affiliates	(725,938)	(27,058)	—	714,937	(38,059)
Additions to prepaid royalties	—	(21,440)	(3,772)	—	(25,212)
Cash used in investing activities	(3,713,591)	(113,110)	(43,015)	714,937	(3,154,779)

Financing Activities
Proceeds from the issuance of senior notes	2,000,000	—	—	—	2,000,000
Proceeds from the issuance of common stock, net	1,249,407	—	—	—	1,249,407
Contributions from parent	—	714,937		(714,937)	—
Payments to retire ICG debt	—	(307,984)	—	—	(307,984)
Increase in restricted cash for retirement of ICG debt	—	(260,663)	—	—	(260,663)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	360,000	—	(56,904)	—	303,096
Net payments on other debt	(8,845)	—	—	—	(8,845)
Debt financing costs	(112,326)	—	(8)	—	(112,334)
Dividends paid	(34,192)	—	—	—	(34,192)
Issuance of common stock under incentive plans	846	—	—	—	846
Transactions with affiliates, net	363,696	(309,706)	(53,990)	—	—
Cash provided by (used in) financing activities	3,818,586	(163,416)	(110,902)	(714,937)	2,829,331

Increase (decrease) in cash and cash equivalents	(4,363)	2,070	(8,955)	—	(11,248)
Cash and cash equivalents, beginning of period	13,713	64	79,816	—	93,593
Cash and cash equivalents, end of period	$9,350	$2,134	$70,861	$—	$82,345

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(unaudited)

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(in thousands)
Cash provided by (used in) operating activities	$(134,960)	$240,408	$153,907	$259,355

Investing Activities
Capital expenditures	(1,006)	(123,761)	(47,191)	(171,958)
Proceeds from dispositions of property, plant and equipment	—	155	74	229
Purchases of investments and advances to affiliates	(11,303)	(2,946)	—	(14,249)
Additions to prepaid royalties	—	(20,831)	(2,635)	(23,466)
Cash used in investing activities	(12,309)	(147,383)	(49,752)	(209,444)

Financing Activities
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(55,000)	—	39,445	(15,555)
Net payments on other debt	(8,249)	—	—	(8,249)
Debt financing costs	(32)	—	(405)	(437)
Dividends paid	(30,870)	—	—	(30,870)
Issuance of common stock under incentive plans	137	—	—	137
Contribution from noncontrolling interest	—	—	891	891
Transactions with affiliates, net	211,424	(93,025)	(118,399)	—
Cash provided by (used in) financing activities	117,410	(93,025)	(78,468)	(54,083)

Increase (decrease) in cash and cash equivalents	(29,859)	—	25,687	(4,172)
Cash and cash equivalents, beginning of period	54,255	64	6,819	61,138
Cash and cash equivalents, end of period	$24,396	$64	$32,506	$56,966

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” in Part II of this Form 10-Q, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in the Quarterly Reports on Form 10-Q that we have filed during interim periods.

Overview

Arch Coal is one of the world’s largest coal producers by volume. We sell the majority of our coal as steam coal to power plants and industrial facilities. We also sell metallurgical coal used in steel production, a market that we’ve expanded into further with the acquisition of International Coal Group, Inc. (ICG) in June 2011. On June 15, we acquired ICG’s 1.1 billion ton, predominantly underground reserve base, of which nearly 30% is metallurgical-quality coal; twelve mining complexes and one development project in Appalachia, and one mining complex in Illinois.  The acquisition of ICG added low-cost, high-quality metallurgical coal to our product mix and will create substantial synergies with our existing operations.

Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries have benefited coal markets, and we expect coal markets to remain tight throughout the remainder of 2011, and additional tightening in the domestic market as 2011 progresses.

Global steel utilitzation reached pre-recessionary levels in the second quarter.  We expect metallurgical coal production to increase in coming years to meet the increasing steel demand for infrastructure in both developing economies, such as China and Brazil, and mature economies, particularly Japan, where significant rebuilding will be necessary after the earthquake and tsunami.  As in metallurgical coal markets, U.S. steam coal is also migrating offshore to meet the continuing growth in global coal demand to fuel electricity generation.

Domestic power demand so far in 2011 is even with last year, through the third week of July, according to the Edison Electric Institute.  U.S. coal consumption through May has declined due to strong contributions from other fuel sources, but is expected to increase meaningfully during the summer burn season, particularly in light of hot summer temperatures across much of the country in recent weeks. U.S. coal production in the first half of 2011 remained essentially flat versus a year ago, according to recently released MSHA data and company estimates.  Shipments out of the PRB region fell to the lowest quarterly level since the depth of the recession in 2009.  Flooding of the Missouri and Mississippi rivers disrupted shipments in the Powder River Basin and the Illinois Basin, and have resulted in a further reduction in generator stockpiles.  These disruptions resulted in a loss of shipments from our PRB operations during the second quarter of 2011, with continuing impacts in the third quarter.

In response to the global steam coal demand, we have expanded our seaborne sales and have shipped steam coal to Europe, South America, and Asia.  Each of our operating segments is participating in the expansion of seaborne shipments, utilizing ports on the East and West Coasts as well through the Gulf of Mexico.

After geologic issues at our Mountain Laurel mine in Central Appalachia caused the temporary idling of our longwall at the mine during the first quarter of 2011, we resumed longwall production on April 17. Including the shipments from the acquired ICG operations, we expect to ship approximately 9 million tons of metallurgical-quality coal in 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Summary.  Our results during the second quarter of 2011 when compared to the second quarter of 2010 were impacted positively by the contribution from the acquired ICG operations and the impact of higher average sales realizations as a result of improved market conditions, but these factors were offset by the acquisition, transition and financing costs necessary to complete the acquisition, as well as higher per-ton production costs.

Revenues.  The following table summarizes information about coal sales during the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$985,087	$764,295	$220,792	28.9%
Tons sold	37,126	38,340	(1,214)	(3.2)%
Coal sales realization per ton sold	$26.53	$19.93	$6.60	33.1%

Coal sales increased in the second quarter of 2011 from the second quarter of 2010, primarily due to an increase in the overall average price per ton sold, the result of an increase in the volumes and pricing of metallurgical-quality coal sold, higher steam pricing in all regions and the impact of changes in regional mix on our average coal sales realization.  Overall sales volume decreased slightly as lower sales volumes in the Powder River Basin offset the increases in the Appalachia and Western Bituminous regions.  The contribution from the acquired ICG operations was $48.0 million of coal sales revenues for the second quarter of 2011.  We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$709,953	$570,861	$(139,092)	(24.4)%
Depreciation, depletion and amortization	95,183	87,759	(7,424)	(8.5)
Amortization of acquired sales contracts, net	1,489	5,214	3,725	71.4
Selling, general and administrative expenses	29,039	35,344	6,305	17.8
Change in fair value of coal derivatives and coal trading activities, net	2,672	4,587	1,915	41.7
Acquisition and transition costs related to ICG	48,666	—	(48,666)	N/A
Gain on Knight Hawk transaction	—	(41,577)	(41,577)	(100.0)
Other operating income, net	(4,732)	(4,392)	340	7.7
	$882,270	$657,796	$(224,474)	(34.1)%

Cost of coal sales.  Our cost of coal sales increased in 2011 from 2010 primarily due to the acquisition of the ICG operations, higher per-ton production costs, an increase in transportation costs of approximately $27 million, primarily as a result of the increase in export shipments, and an increase in sales-sensitive costs of approximately $20 million.  We have provided more information about our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with 2010, higher depreciation, depletion and amortization costs in 2011 resulted primarily from the acquisition of the ICG operations in mid-June.

Amortization of acquired sales contracts, net.   The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In 2011, amortization expense related to contracts we acquired in 2009 with the Jacobs Ranch operations in the PRB was mostly offset by amortization income related to the contracts we acquired with the ICG operations. We estimate that net amortization income will be approximately $41 million in the second half of 2011, based on preliminary estimates of contract values and shipment levels, though we expect the amounts to drop off substantially in future years.  These estimates could change substantially once the final contract valuations are completed.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses in 2011 is due primarily to a charitable contribution to the Arch Coal Foundation of $5.0 million in 2010 and a decrease in costs related to the investment performance in our deferred compensation plan.  These were partially offset by higher compensation-related costs from an increase in headcount and an increase in professional services fees.

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

Acquisition and transition costs related to ICG.  Expenses represent costs to complete the acquisition of $27.9 million, severance costs of $13.5 million and the write off of the $7.3 million value of a preparation plant and loadout of an acquired ICG mining operation.  The acquired operation has been combined with an existing operation of the Company, and will utilize an existing facility.

Gain on Knight Hawk transaction. Represents the gain recognized on our exchange in the second quarter of 2010 of Illinois Basin reserves for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.

Other operating income, net.  When compared with 2010, other operating income in 2011 includes $1.8 million generated by acquired ICG operations, primarily royalties and ash disposal income, and an increase in net income from equity method investees of $0.7 million, mostly offset by an increase in commercial-related expenses.

Operating segment results.  The following table shows results by operating segment for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease)
	2011	2010	$	%
Powder River Basin
Tons sold (in thousands)	28,042	30,951	(2,909)	(9.4)%
Coal sales realization per ton sold(1)	$13.70	$11.88	$1.82	15.3%
Operating margin per ton sold(2)	$1.24	$1.05	$0.19	18.1%
Adjusted EBITDA(3) (in thousands)	$82,248	$82,779	$(531)	(0.6)%
Appalachia
Tons sold (in thousands)	4,269	3,393	876	25.8%
Coal sales realization per ton sold(1)	$86.94	$71.46	$15.48	21.7%
Operating margin per ton sold(2)	$23.43	$15.45	$7.98	51.7%
Adjusted EBITDA(3) (in thousands)	$122,243	$74,119	48,124	64.9%
Western Bituminous
Tons sold (in thousands)	4,722	3,996	726	18.2%
Coal sales realization per ton sold(1)	$35.59	$32.91	$2.68	8.1%
Operating margin per ton sold(2)	$9.16	$3.10	$6.06	195.5%
Adjusted EBITDA(3) (in thousands)	$65,772	$32,267	$33,505	103.8%

(1)

Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2011, transportation costs per ton were $0.26 for the Powder River Basin, $4.47 for the Western Bituminous region and $6.95 for Central Appalachia. For the three months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin, $0.16 for the Western Bituminous region and $5.66 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

(3)

Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA is also adjusted for costs related to acquisitions and financing transactions. Segment Adjusted EBITDA is reconciled to net income at the end of this “Results of Operations” section.

Powder River Basin — Segment Adjusted EBITDA of $82.2 million for the second quarter of 2011 was flat when compared with 2010 despite higher average coal sales realizations, which reflected the improved coal markets.  The improved prices were offset by lower sales volumes in the Powder River Basin in 2011 when compared with 2010, primarily the result of the flooding in the Midwest, and higher production and sales-sensitive costs.  Higher production costs were the result of higher labor, maintenance and diesel costs.

Appalachia — Segment Adjusted EBITDA was $122.2 million in 2011, or approximately 65% higher than in 2010, primarily due to an increase in the volumes and pricing of metallurgical-quality coal sold and the ICG acquisition. We sold approximately 1.8 million tons of metallurgical-quality coal in 2011 compared to 1.5 million tons in 2010.  Lower metallurgical volumes from the Mountain Laurel mine as a result of the geologic issues that continued into the second quarter were offset by the acquisition of ICG and an increase in metallurgical volumes sold from other Arch operations.  The benefit from higher per-ton realizations in 2011, net of sales sensitive costs, and the acquisition of ICG drove the improvement in our operating margins over 2010, partially offset by the impacts of the Mountain Laurel longwall outage, higher diesel costs, and an increase in production at higher cost mines on our average per-ton production costs.

Western Bituminous — Segment Adjusted EBITDA was $65.8 million in 2011, or 104% higher than 2010, reflecting higher sales volumes and improved pricing resulting from increased demand from the Eastern U.S. and export markets for coal from the Western Bituminous region.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results in 2011.

Net interest expense.  The following table summarizes our net interest expense for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(42,249)	$(35,125)	$(7,124)	(20.3)%
Interest income	755	$623	132	21.2%
	$(41,494)	$(34,502)	$(6,992)	(20.3)%

The increase in interest expense during 2011 when compared with 2010 is the result of the ICG acquisition financing.  See further discussion in “Liquidity and Capital Resources.”

Other non-operating expense.  The following table summarizes other non-operating expenses for the three months ended June 30, 2011 and compares them with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Decrease in Net Income
	2011	2010	$
	(Amounts in thousands, except percentages)
Bridge financing costs related to ICG	$(49,490)	$—	$(49,490)
Net loss resulting from early retirement of ICG debt	(250)	—	(250)
	$(49,740)	$—	$(49,740)

Other non-operating expenses during the second quarter of 2011 represent financing-related costs of the ICG acquisition, including the cost to maintain a bridge financing facility, which was not used.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for three months ended June 30, 2011 and for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$186	$5,723	$5,537	96.7%

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Summary.  Our results during the first half of 2011 when compared to the first half of 2010 were impacted positively by the contribution from the acquired ICG operations and higher average sales realizations as a result of improved market conditions, but these factors were offset by the acquisition, transition and financing costs necessary to complete the acquisition, as well as higher per-ton production costs.

Revenues.  The following table summarizes information about coal sales during the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,858,025	$1,476,169	$381,856	25.9%
Tons sold	73,734	76,146	(2,412)	(3.2)%
Coal sales realization per ton sold	$25.20	$19.39	$5.81	30.0%

Coal sales increased in the first half of 2011 from the first half of 2010, due to an increase in the overall average price per ton sold, primarily from the effect of an increase in the volumes and pricing of metallurgical-quality coal sold, higher steam pricing in all regions and the impact of changes in regional mix on our average coal sales realization, in addition to the contribution from the ICG operations acquired.  Overall sales volume decreased slightly as lower sales volumes in the Powder River Basin offset the increases in the Appalachia and Western Bituminous regions.  We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,363,637	$1,121,611	$(242,026)	(21.6)%
Depreciation, depletion and amortization	178,720	176,278	(2,442)	(1.4)%
Amortization of acquired sales contracts, net	7,433	15,967	8,534	53.4%
Selling, general and administrative expenses	59,474	62,510	3,036	4.9%
Change in fair value of coal derivatives and coal trading activities, net	888	10,464	9,576	91.5%
Acquisition and transition costs related to ICG	48,666	—	(48,666)	N/A
Gain on Knight Hawk transaction	—	(41,577)	(41,577)	(100.0)%
Other operating income, net	(5,848)	(7,783)	(1,935)	(24.9)%
	$1,652,970	$1,337,470	$(315,500)	(23.6)%

Cost of coal sales.  Our cost of coal sales increased in 2011 from 2010 primarily due to the acquisition of the ICG operations, higher per-ton production costs, an increase in transportation costs of approximately $47 million, primarily as a result of the increase in export shipments, and an increase in sales-sensitive costs of approximately $32 million.  We have provided more information about our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with 2010, higher depreciation, depletion and amortization costs in 2011 resulted primarily from the acquired ICG operations, offset by the impact of lower depreciation and amortization on assets amortized or depleted on the basis of tons produced.

Amortization of acquired sales contracts, net.  The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In 2011, amortization expense related to contracts we acquired in 2009 with the Jacobs Ranch operations in the PRB was mostly offset by amortization income related to the contracts we acquired with the ICG operations. We estimate that net amortization income will be approximately $41 million in the second half of 2011, based on preliminary estimates of contract values and shipment levels, though we expect the amounts to drop off substantially in future years. These estimates could change substantially once the final contract valuations are completed.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses in 2011 is due primarily to a charitable contribution to the Arch Coal Foundation of $5.0 million in 2010 and a decrease in costs related to the investment performance in our deferred compensation plan.  These were partially offset by higher compensation-related costs from an increase in headcount and an increase in professional services fees.

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

Acquisition and transition costs related to ICG.  Expenses represent costs to complete the acquisition of $27.9 million, severance costs of $13.5 million and the write off of the $7.3 million value of a preparation plant and loadout of an acquired ICG mining operation that will be combined with an existing operation of the Company, and will utilize an existing facility.

Gain on Knight Hawk transaction. Represents the gain recognized on our exchange of Illinois Basin reserves in 2010 for an additional ownership interest in Knight Hawk, an equity method investee operating in the Illinois Basin.

Other operating income, net.  When compared with 2010, an increase in commercial-related expenses in 2011 was partially offset by $1.8 million of other income generated by acquired ICG operations, primarily royalties and ash disposal income, and an increase in net income from equity method investees of $1.7 million.

Operating segment results.  The following table shows results by operating segment for the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease)
	2011	2010	$	%
Powder River Basin
Tons sold (in thousands)	56,872	61,596	(4,724)	(7.7)%
Coal sales realization per ton sold(1)	$13.60	$11.76	$1.84	15.7%
Operating margin per ton sold(2)	$1.42	$0.78	$0.64	82.1%
Adjusted EBITDA(3) (in thousands)	$175,964	$152,182	$23,782	15.6%
Appalachia
Tons sold (in thousands)	7,860	6,425	1,435	22.3%
Coal sales realization per ton sold(1)	$84.20	$69.02	$15.18	22.0%
Operating margin per ton sold(2)	$20.04	$13.70	$6.34	46.3%
Adjusted EBITDA(3) (in thousands)	$200,229	$131,540	$68,689	52.2%
Western Bituminous
Tons sold (in thousands)	8,908	8,125	783	9.6%
Coal sales realization per ton sold(1)	$35.25	$32.45	$2.80	8.6%
Operating margin per ton sold(2)	$7.84	$2.84	$5.00	176.1%
Adjusted EBITDA(3) (in thousands)	$113,192	$65,066	$48,126	74.0%

(1)

Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six months ended June 30, 2011, transportation costs per ton were $0.19 for the Powder River Basin, $3.43 for the Western Bituminous region and $8.06 for Central Appalachia. For the six months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin, $0.15 for the Western Bituminous region and $5.66 for Central Appalachia.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

(3)

Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA is also adjusted for costs related to acquisitions and financing transactions. Segment Adjusted EBITDA is reconciled to net income at the end of this “Results of Operations” section.

Powder River Basin — Segment Adjusted EBITDA was $176.0 million, or 16%, higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets.  The decrease in sales volumes in the Powder River Basin in 2011 when compared with 2010 resulted primarily from our selective approach to sales commitments in the PRB and the flooding in the Midwest in the second quarter.  Partially offsetting the increase in average realizations was an increase in labor, maintenance and diesel costs and an increase in sales-sensitive costs, due to the increased realizations.

Appalachia — Segment Adjusted EBITDA was $200.2 million in 2011, or 52% higher than in 2010, affected primarily by an increase in the volumes and pricing of metallurgical-quality coal sold and the acquisition of ICG.  The contribution from acquired ICG and other Arch mines made up the volume impact from the longwall outage at Mountain Laurel during the first quarter and continuing through the middle of April.  We sold more than 3.0 million tons of metallurgical-quality coal in 2011 compared to 2.4 million tons in 2010.  The benefit from higher per-ton realizations in 2011, net of sales sensitive costs, drove the improvement in our operating margins over 2010, partially offset by the impacts of the Mountain Laurel longwall outage, higher diesel costs, and an increase in production at higher cost mines on our average per-ton production costs.

Western Bituminous — Segment Adjusted EBITDA was $113.2 million in 2011, or 74% higher than 2010, reflecting higher sales volumes and improved pricing resulting from increased demand from the Eastern U.S. and export markets for coal from the Western Bituminous region.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results in 2011, when compared with the first half of 2010, when two outages affected production at the Dugout Canyon mine.

Net interest expense.  The following table summarizes our net interest expense for the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(76,829)	$(70,208)	$(6,621)	(9.4)%
Interest income	1,501	961	540	56.2%
	$(75,328)	$(69,247)	$(6,081)	(8.8)%

The increase in interest expense during 2011 when compared with 2010 is the result of the ICG acquisition financing.  See further discussion in “Liquidity and Capital Resources.”

Other non-operating expense.  The following table summarizes other non-operating expenses for the three months ended June 30, 2011 and compares them with the information for the three months ended June 30, 2010:

	Six Months Ended June 30		Decrease in Net Income
	2011	2010	$
	(Amounts in thousands, except percentages)
Bridge financing costs related to ICG	$(49,490)	$—	$(49,490)
Net loss resulting from early retirement of ICG debt	(250)	—	(250)
	$(49,740)	$—	$(49,740)

Other non-operating expenses during the second quarter of 2011 represent financing-related costs of the ICG acquisition, including the cost to maintain a bridge financing facility, which was not used.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Decrease in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Provision for income taxes	$12,716	$4,948	$(7,768)	(157.0)%

Reconciliation of Segment Adjusted EBITDA to Net Income

The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA is also adjusted for costs related to acquisitions and financing transactions. We believe that Adjusted EBITDA presents a useful measure of our ability to service and incur debt based on ongoing operations. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we reconcile Adjusted EBITDA to net income attributable to Arch Coal.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Reported Segment Adjusted EBITDA	$270,263	$189,165	$489,385	$348,788
Corporate and other (1)	(22,426)	10,189	(50,102)	(17,988)
Adjusted EBITDA	247,837	199,354	439,283	330,800
Depreciation, depletion and amortization	(95,183)	(87,759)	(178,720)	(176,278)
Amortization of acquired sales contracts, net	(1,489)	(5,214)	(7,433)	(15,967)
Interest expense	(42,249)	(35,125)	(76,829)	(70,208)
Interest income	755	623	1,501	961
Acquisition and transition costs	(48,666)	—	(48,666)	—
Bridge financing costs related to ICG	(49,490)	—	(49,490)	—
Net loss resulting from early retirement of ICG debt	(250)	—	(250)	—
(Provision for) benefit from income taxes	(186)	(5,723)	(12,716)	(4,948)
Net income attributable to Arch Coal	$11,079	$66,156	$66,680	$64,360

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

In June 2011, we issued equity and debt securities to finance the ICG acquisition.  On June 8, 2011, we sold 48 million shares of our common stock at a public offering price of $27.00 per share pursuant to an automatically effective shelf registration statement on Form S-3 and prospectus previously filed.  On July 8, 2011, we issued an additional 0.7 million shares of our common stock under the same terms and conditions to cover underwriters’ over-allotments for net proceeds of $18.4 million.  On June 14, 2011, we issued $1.0 billion in aggregate principal amount of 7.0% senior unsecured notes due in 2019 at par and $1.0 billion in aggregate principal amount of 7.25% senior unsecured notes due in 2021 at par.  We secured bridge financing to ensure that funds would be available to us, if needed, to close the transaction.  While we did not draw on the line of credit, we incurred bridge financing costs of $49.9 million related to the bridge financing.

Our indebtedness consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial paper	$—	$56,904
7.00% senior notes due June 15, 2019 at par	1,000,000	—
7.25% senior notes due June 15, 2021 at par	1,000,000	—
Indebtedness to banks under credit facilities	360,000	—
9.125% senior notes ($200.0 million face value) due April 1, 2018	250,000	—
4.00% convertible senior notes ($16.5 million face value) due April 1, 2017	42,902	—
9.00% convertible senior notes ($18 thousand face value) due August 1, 2012	44	—
6.75% senior notes ($450.0 million face value) due July 1, 2013	451,294	451,618
8.75% senior notes ($600.0 million face value) due August 1, 2016	588,029	587,126
7.25% senior notes due October 1, 2020 at par	500,000	500,000
Other	10,264	14,093
	4,202,533	1,609,741
Less current maturities of debt and short-term borrowings	428,610	70,997
Long-term debt	$3,773,923	$1,538,744

2019 and 2021 Senior Notes

Interest is payable on the 2019 Notes and 2021 Notes on June 15 and December 15 of each year, commencing December 15, 2011.  At any time prior to June 15, 2014, we may redeem up to 35% of the aggregate principal amount of each of the 2019 Notes and 2021 Notes, plus accrued and unpaid interest, with the net proceeds from certain equity offerings. We may redeem the 2019 Notes prior to June 15, 2015 and the 2021 Notes prior to June 15, 2016 at the respective make-whole prices set forth in the indenture. On or after June 15, 2015, we may redeem the 2019 Notes for cash at redemption prices, reflected as a percentage of the principal amount, of: 103.5% from June 15, 2015 through June 14, 2016; 101.75% from June 15, 2016 through June 14, 2017; and 100% beginning on June 15, 2017.  On or after June 15, 2016, we may redeem the 2021 Notes for cash at redemption prices, reflected as a percentage of the principal amount, of: 103.625% from June 15, 2016 through June 14, 2017; 102.417% from June 15, 2017 through June 14, 2018; 101.208% from June 15, 2018 through June 14, 2019 and 100% beginning on June 15, 2019. In each case, accrued and unpaid interest at the redemption date is due upon redemption. Upon a change in control, we are required to make a tender offer for both series of notes at a price of 101% of the principal amount.

The 2019 Notes and 2021 Notes are guaranteed by substantially all of our subsidiaries, including the newly acquired subsidiaries of ICG and excluding Arch Western, its subsidiaries and Arch Receivable Company, LLC. We incurred financing fees of $44.2 million related to the issuance of these notes.

We entered into a registration rights agreement (the “Registration Rights Agreement”) in connection with the 2019 Notes and 2021 Notes. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the Securities and Exchange Commission to exchange a like aggregate principal amount of senior notes identical in all material respects to the 2019 and 2021 Notes. Pursuant to the Registration Rights Agreement, we must make reasonable best efforts to cause the registration statement to become effective by June 13, 2012. Should those events not occur within the specified time frame, the interest rate shall be increased by one-quarter of one percent per annum for the first 90 days following such period. Such interest rate will increase by an additional one-quarter of one percent per annum thereafter up to a maximum aggregate increase of one percent per annum. Once any of the required events occur, the interest rate will revert to the rate specified in the indenture.

ICG Debt

Upon the closing of the acquisition, we gave our 30-day redemption notice to the Trustee of ICG’s 9.125% senior notes and legally discharged our obligation under the 9.125% senior notes by depositing the funds to redeem the debt with the Trustee. On July 14, 2011, all of the outstanding 9.125% senior notes were redeemed at an aggregate price of $251.4 million, including the required make-whole premium, plus accrued interest of $5.2 million.

At the acquisition date, ICG’s 4.00% convertible senior notes with a fair value of $298.5 million and 9.00% convertible senior notes with a fair value of $1.7 million (“convertible notes”) became convertible into cash, pursuant to the amended indentures governing the convertible notes, at a calculated conversion rate of $2,614.6848 for each $1,000 in principal amount surrendered for conversion for the 4.00% convertible notes and $2,392.73414 for the 9.00% convertible notes. As of July 31, 2011, the conversion value of the convertible notes outstanding was $4.5 million.

Other ICG debt, with a fair value of approximately $54.0 million at the acquisition date, consisted mainly of individually insignificant equipment notes and insurance notes payable. The remaining balance of other ICG debt was $5.2 million at June 30, 2011.

We recognized a net loss of approximately $0.3 million on the early extinguishment of ICG’s debt, including the conversions of the 4.00% and 9.00% convertible notes described above.

Credit Facilities

On June 14, 2011, we amended and restated our secured credit facility to allow for up to $2.0 billion in borrowings. Borrowings under this credit facility bear interest at a floating rate based on a LIBOR determined by reference to our leverage ratio, as calculated in accordance with the credit agreement.  The credit facility has a five-year term that expires on June 14, 2016 and is secured by substantially all of our assets as well as our ownership interests in substantially all of our subsidiaries, excluding our ownership interests in Arch Western and its subsidiaries. Commitment fees of 0.50% per annum are payable on the average unused daily balance of the revolving credit facility. We paid and deferred $20.7 million in financing fees related to the amendment of this agreement.

On June 14, 2011, we terminated our commercial paper placement program and the supporting credit facility.

Availability

As of June 30, 2011 we had $360.0 million of borrowings outstanding under the amended revolving credit facility.  The revolving credit facility contains customary financial covenants that limit the Company’s total debt based on defined earnings measurements.  As of June 30, 2011, the Company had availability of approximately $1.1 billion under all lines of credit, as limited by these covenants.  The Company also had outstanding letters of credit of $76.2 million as of June 30, 2011.

During the six months ended June 30, 2011, our debt-to-capitalization ratio (defined as total net debt divided by the sum of total net debt and equity) was 52%.

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

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$314,200	$259,355
Investing activities	(3,154,779)	(209,444)
Financing activities	2,829,331	(54,083)

Cash provided by operating activities increased in the first of 2011 compared to the first half of 2010.  The increase is primarily due to higher operating income, partially offset by a build in coal inventories.

We used approximately $2.9 billion more cash in investing activities in the first half of 2011 compared to the amount used in the first half of 2010, due to the acquisition of ICG.  The increase was slightly offset by a decrease of $64.2 million in capital expenditures in 2011.

Cash provided by financing activities was $2.8 billion in the first half of 2011, compared to the cash used in financing activities during the first half of 2010 of $54.1 million. The change is a result of the proceeds from ICG acquisition financing transactions.  We paid financing costs of $112.3 million in conjunction with these transactions.  We also paid dividends of $34.2 million in the six months ended June 30, 2011 and $30.9 million in the six months ended June 30, 2010.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30
	2011	2010
Ratio of earnings to combined fixed charges and preference dividends	1.67x	1.96x

Critical Accounting Policies

For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2011.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. Our commitments for the full year 2011 and 2012 are as follows:

	2011		2012
(Tons in millions)	Tons	Price	Tons	Price
Powder River Basin
Committed, priced	115.4	$13.57	81.5	$14.23
Committed, unpriced	2.3		11.0
Appalachia
Committed, priced (Coking, PCI)	7.8	$121.29	0.6	$136.90
Committed, priced (Steam)	12.1	$66.43	7.2	$67.84
Western Bituminous
Committed, priced	18.0	$35.61	11.3	$38.88

We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2011.  The estimated future realization of the $9.0 million fair value of the trading portfolio is 50% for the remainder of 2011 and 50% in 2012.

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

During the six months ended June 30, 2011, VaR ranged from $0.7 million to $2.1 million. The linear mean of each daily VaR was $1.4 million. The final VaR at June 30, 2011 was $0.9 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 75 to 85 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as heating oil swaps and options, to reduce volatility in the price of diesel fuel for our operations. At June 30, 2011, we had protected the price of approximately 70% of its remaining expected purchases for fiscal year 2011 and 41% for fiscal year 2012, mostly through the use of derivative instruments. Since the changes in the price of heating oil are highly correlated to changes in the price of the hedged diesel fuel purchases, the heating oil swaps and purchased call options qualify for cash flow hedge accounting. Accordingly, changes in the fair value of the derivatives are recorded through other comprehensive income, with any ineffectiveness recognized immediately in income. At June 30, 2011, a $0.25 per gallon decrease in the price of heating oil would result in an approximate $1.1 million increase in our expense related to the heating oil derivatives, which, if realized, would be offset by a decrease in the cost of our physical diesel purchases.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2011, of our principal amount of debt outstanding, $360.0 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $3.6 million.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On June 15, 2011, we completed our acquisition of ICG.  While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the ICG acquisition, it will take time for us to fully complete the integration of ICG’s information systems and personnel with ours.  Integration efforts have commenced and are continuing as of June 30, 2011.

There have not been any other significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Permit Litigation Matters

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, surface mines at our Mingo Logan and Coal-Mac mining operations were identified in an existing lawsuit brought by the Ohio Valley Environmental Coalition (OVEC) in the U.S. District Court for the Southern District of West Virginia as having been granted Clean Water Act § 404 permits by the Army Corps of Engineers (“Corps”), allegedly in violation of the Clean Water Act and the National Environmental Policy Act.

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

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviews the “Recommended Determination” issued by EPA Region 3. By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion. On January 13, 2011, EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit. The court has been notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to EPA’s “Final Determination” currently pending in federal court in Washington, DC (as described below).

Additional information can be obtained from the U.S. District Court for the Southern District of West Virginia.

EPA Actions related to water discharges from the Spruce Permit

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, by letter of September 3, 2009, the EPA asked the Corps of Engineers to suspend, revoke or modify the existing permit it issued in January 2007 to Mingo Logan under Section 404 of the Clean Water Act, claiming that “new information and circumstances have arisen which justify reconsideration of the permit.” By letter of September 30, 2009, the Corps of Engineers advised the EPA that it would not reconsider its decision to issue the permit. By letter of October 16, 2009, the EPA advised the Corps that it has “reason to believe” that the Mingo Logan mine will have “unacceptable adverse impacts to fish and wildlife resources” and that it intends to issue a public notice of a proposed determination to restrict or prohibit discharges of fill material that already are approved by the Corps’ permit. By federal register publication dated April 2, 2010, EPA issued its “Proposed

Determination to Prohibit, Restrict or Deny the Specification, or the Use for Specification of an Area as a Disposal Site: Spruce No. 1 Surface Mine, Logan County, WV” pursuant to Section 404(c) of the Clean Water Act. EPA accepted written comments on its proposed action (sometimes known as a “veto proceeding”), through June 4, 2010 and conducted a public hearing, as well, on May 18, 2010. We submitted comments on the action during this period. On September 24, 2010, EPA Region 3 issued a “Recommended Determination” to the EPA Administrator recommending that EPA prohibit the placement of fill material in two of the three watersheds for which filling is approved under the current Section 404 permit. Mingo Logan, along with the Corps, West Virginia DEP and the mineral owner, engaged in a consultation with EPA as required by the regulations, to discuss “corrective action” to address the “unacceptable adverse effects” identified. On January 13, 2011, EPA issued its “Final Determination” pursuant to Section 404(c) of the Clean Water Act to withdraw the specification of two of the three watersheds approved in the current Section 404 permit as a disposal site for dredged or fill material. By separate action, Mingo Logan sued EPA on April 2, 2010 in federal court in Washington, D.C. seeking a ruling that EPA has no authority under the Clean Water Act to veto a previously issued permit (Mingo Logan Coal Company, Inc. v. USEPA, No. 1:10-cv-00541(D.D.C.)). EPA moved to dismiss that action, and we responded to that motion. The court has been notified of the “Final Determination” and on February 23, 2011 entered a scheduling order for summary disposition of the case.

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

Litigation Matters Related to International Coal Group, Inc.

On June 15, 2011, we acquired International Coal Group, Inc. (“ICG”) and its subsidiaries.  The following matters related to certain claims and legal actions involving ICG and/or its subsidiaries.

As described in ICG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, on August 23, 2006, a survivor of the Sago mine accident, Randal McCloy, filed a complaint in the Kanawha Circuit Court in Kanawha County, West Virginia. The claims brought by Randal McCloy and his family against ICG and certain of its subsidiaries, and against W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, were dismissed on February 14, 2008, after the parties reached a confidential settlement. Sixteen other complaints have been filed in Kanawha Circuit Court by the representatives of many of the miners who died in the Sago mine accident, and several of these plaintiffs have filed amended complaints to expand the group of defendants in the cases. The complaints allege various causes of action against ICG and its subsidiary, Wolf Run Mining Company, one of its shareholders, W.L. Ross & Co., and Wilbur L. Ross, Jr., individually, related to the accident and seek compensatory and punitive damages. In addition, the plaintiffs also allege causes of action against other third parties, including claims against the manufacturer of Omega block seals used to seal the area where the explosion occurred and against the manufacturer of self-contained self-rescuer (“SCSR”) devices worn by the miners at the Sago mine. Some of these third parties have been dismissed from the actions upon settlement. The amended complaints add other of ICG’s subsidiaries to the cases, including ICG, Inc., ICG, LLC and Hunter Ridge Coal Company, unnamed parent, subsidiary and affiliate companies of ICG, W.L. Ross & Co., and Wilbur L. Ross, Jr., and other third parties, including a provider of electrical services and a supplier of components used in the SCSR devices. In addition to the dismissal of the McCloy claim, ICG has settled and dismissed five other actions. These settlements required the release of ICG, its subsidiaries, W.L. Ross & Co., and Wilbur L. Ross, Jr. ICG intends to vigorously defend itself against the remaining complaints. The court has scheduled the matter for trial beginning on April 16, 2012.

As described in ICG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Allegheny Energy Supply (“Allegheny”), the sole customer of coal produced at our subsidiary Wolf Run Mining Company’s (“Wolf Run”)

Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. (“Hunter Ridge”), and ICG in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claimed that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continued to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleged that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005. Allegheny voluntarily dropped the breach of representation claims later. Allegheny claimed that it would incur costs in excess of $100 million to purchase replacement coal over the life of the contract. ICG, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims.

On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. ICG answered the second amended complaint on October 13, 2009, denying all of the new claims. The Company’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny’s claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. The trial court awarded total damages and interest in the amount of $104.1 million. ICG and Allegheny have filed post-verdict motions in the trial court.  The court’s judgment on those motions is expected to be issued soon, after which we expect to appeal to the Pennsylvania appellate court, if necessary. No appeal bond is necessary while post-verdict motions are pending with the trial court, but an appeal bond equal to the damages assessed may have to be posted in the future.

As described in ICG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, on January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against ICG and certain of its officers and directors seeking unspecified damages. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with ICG’s November 2005 reorganization and December 2005 public offering of common stock. In addition, the complaint challenges other of ICG’s public statements regarding its operating condition and safety record. On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff. ICG has filed a motion to dismiss the amended complaint.  In June 2011, ICG agreed to settle this matter for a total of $1.375 million.  On August 1, 2011, the court issued its order preliminarily approving settlement and scheduled a settlement fairness hearing on November 14, 2011.

As described in ICG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, on June 11, 2010, the West Virginia Department of Environmental Protection (“WVDEP”) filed suit against ICG Eastern, LLC (“ICG Eastern”) alleging violations of the West Virginia Water Pollution Control/National Pollutant Discharge Elimination System (“WVNPDES”) and Surface Mine Permits for ICG Eastern’s Birch River surface mine. The WVDEP alleges that ICG Eastern has failed to fully comply with the effluent limits for aluminum, manganese, pH, iron and selenium contained in its WVNPDES permit. The complaint further alleges that violations of the WVNPDES permit effluent limits have caused violations of water quality standards for the same parameters in the streams receiving the discharges from this mine. The WVDEP also alleges that violations of the effluent limits in the WVNPDES permits are also violations of the regulations governing surface mining in West Virginia. ICG Eastern and the WVDEP executed a settlement agreement that will require ICG Eastern to pay a monetary penalty of $0.2 million and accept the imposition of a compliance schedule related to selenium and other water quality parameters. The settlement agreement was submitted to the Webster County Circuit Court on December 30, 2010, was made available for public comment by the WVDEP and was thereafter entered by the court on April 18, 2011. The settlement agreement resolves all of the WVDEP’s claims in the suit, with the exception of certain alleged selenium effluent limit violations beginning after April 5, 2010 that are currently the subject of both administrative appeal board and state circuit court stays. The WVDEP has reserved its claims as to these alleged violations for its further consideration.  WVDEP and ICG Eastern are currently negotiating a resolution related to the reserved claims.

As described in ICG’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, the Sierra Club et al, on March 23, 2011, filed a complaint against ICG Eastern in the U.S. District Court for the Northern District of West Virginia alleging violations of the Federal Water Pollution Control Act (the “Clean Water Act”) and the Surface Mining Control and Reclamation Act at ICG Eastern’s Birch River surface mine. Specifically, the complaint alleges that ICG Eastern is discharging selenium in concentrations that violate ICG Eastern’s WVNPDES Permit and that the WVDEP has failed to diligently prosecute the violations. ICG Eastern filed a motion to dismiss on April 25, 2011, arguing that the Webster County Circuit Court’s approval of the settlement agreement between it and the WVDEP precludes the action in federal court. By Memorandum Opinion and Order dated June 29, 2011, the court granted ICG Eastern’s motion to dismiss and ordered the matter stricken from the active docket.

As described in ICG’s Annual Report on Form 10-K for the period ended December 31, 2010, the Sierra Club, on December 3, 2010, filed a Notice of Intent (“NOI”) to sue ICG Hazard, LLC (“Hazard”) alleging violations of the Clean Water Act and the Surface Mining Control and Reclamation Act of 1977 at Hazard’s Thunder Ridge surface mine. The NOI, which was supplemented by a revised filing on February 24, 2011, claims that Hazard is discharging selenium and contributing to conductivity levels in the receiving streams in violation of state and federal regulations.  On May 24, 2011, the Sierra Club sued Hazard in U.S. District Court for the Eastern District of Kentucky under the Citizens Suit provisions of the Clean Water Act and the Surface Mining Control and Reclamation Act seeking civil penalties, injunctive relief and attorneys’ fees.

As described in ICG’s Annual Report on Form 10-K for the period ended December 31, 2010, on December 3, 2010, the Kentucky Energy and Environment Cabinet (“Cabinet”) filed suit against Hazard, ICG Knott County, LLC, ICG East Kentucky, LLC and Powell Mountain Energy, LLC (collectively, “KY Operations”) alleging that the KY Operations failed to comply with the terms and conditions of the Kentucky Pollutant Discharge Elimination System (“KPDES”) permits issued by the Cabinet’s Division of Water to the KY Operations. Among the claims lodged by the Cabinet were allegations that contract water monitoring laboratories retained by the KY Operations did not adhere to the practices and procedures required for conducting KPDES monitoring, the contract laboratories failed to properly document and maintain records of the monitoring and the KY Operations submitted quarterly Discharge Monitoring Reports that sometimes contained inaccurate, incomplete and erroneous information. The KY Operations and the Cabinet entered a proposed Consent Judgment contemporaneously with the filing of the complaint that, if approved by the Franklin County (KY) Circuit Court, will require the KY Operations to pay a monetary penalty of $0.4 million, to prepare and implement a Corrective Action Plan that corrects the deficiencies in the respective KPDES monitoring programs, to identify the responsible corporate officers for each KPDES permit and to provide specific detailed information in support of the Discharge Monitoring Reports to be filed for the fourth quarter 2010 and first quarter 2011. Final resolution of this matter is pending approval by the court. On February 11, 2011, the court entered an order allowing certain anti-mining groups to intervene in the action to contest the validity of the Consent Judgment. The hearing on the entry of the Consent Judgment is scheduled to be held beginning August 30, 2011.

By letter dated June 28, 2011, Appalachian Voices, Inc., Waterkeeper Alliance, Inc., Kentuckians for the Commonwealth, Inc., Kentucky Riverkeeper, Inc., Ms. Pat Banks, Ms. Lanny Evans, Mr. Thomas H. Bonny,and Mr. Winston Merrill Combs (collectively, “Appalachian Voices”) filed a NOI to sue the KY Operations for alleged violations of the Clean Water Act.  The NOI claims that ICG has violated and continues to violate effluent standards or limitations under the Clean Water Act in reference to KPDES Coal General Permit.  The NOI also alleges a lack of diligent prosecution related to the lawsuit filed by the Kentucky Energy and Environment Cabinet (as referenced and described above).

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K, as well as below, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to fully integrate the operations of ICG into our existing operations.

We believe that the acquisition of ICG will result in various benefits or synergies, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of Arch Coal and ICG can be integrated in an efficient and effective manner. In addition, the combined company may experience unanticipated issues, expenses and liabilities.

It is possible that the integration process could take longer than anticipated or cost more than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits and synergies of the merger. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing or cost of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects, and may cause the combined company’s stock price to decline.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2011, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2011. Based on the closing price of our common stock as reported on the New York Stock Exchange on August 4, 2011, the approximate dollar value of our common stock that may yet be purchased under this program was $232.2 million.

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

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Coal or our subsidiaries, for the three-month period ended June 30, 2011:

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

•      Section 107(a) Orders:  Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•      Total Dollar Value of Proposed MSHA Assessments:  Total dollar value of proposed assessments from MSHA under the Mine Act.

Mining complex(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations/Orders	Section 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands)(2)

Power River Basin:
Black Thunder	10	—	1	—	$44.0
Coal Creek	1	—	—	—	$8.2
Western Bituminous:
Arch of Wyoming	1	—	—	—	$0.5
Dugout Canyon	2	—	—	—	$0
Skyline	5	1	—	—	$11.2
Sufco	8	—	—	—	$3.4
West Elk	14	—	—	—	$23.8
Central Appalachia:
Coal-Mac	2	—	—	—	$0.4
Cumberland River	28	—	—	—	$21.3
Lone Mountain	17	—	—	—	$9.8
Mountain Laurel	47	—	3	—	$53.7
Arch Coal Terminal	—	—	—	—	$—
International Coal Group, Inc. (3)
ADDCAR	—	—	—	—	$—
Beckley	16	1	—	—	$—
Eastern	1	—	—	—	$—
Powell Mountain	—	—	—	—	$—
Viper	1	—	—	—	$—
Buckhannon	6	—	—	—
Patriot Mining	—	—	—	—	$—
Sentinel	7	—	—	—	$—
Tygart Valley	—	—	—	—	$—
Vindex Energy	—	—	—	—	$—
East Kentucky	—	—	—	—	$—
Flint Ridge	—	—	—	—	$—
Hazard	6	—	—	—	$—
Knott County	2	—	1	—	$—
Raven	—	—	—	—	$—

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

(2)           Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before July 26, 2011, for citations and orders occurring during the three-month period ended June 30, 2011.

(3)           Mining complexes listed under this heading are those that we acquired on June 15, 2011 in connection with our acquisition of International Coal Group, Inc.  The results set forth in this table only represent those items that occurred during the period beginning on June 15, 2011 and ended on June 30, 2011.  The following table sets forth those items that occurred during the period beginning April 1, 2011 and ended on June 14, 2011:

Mining complex	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations/Orders	Section 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands)
ADDCAR	—	—	—	—	$—
Beckley	35	—	—	—	$1.5
Eastern	—	—	—	—	$—
Powell Mountain	31	6	1	—	$20.3
Viper	15	—	1	—	$10.6
Buckhannon	15	—	—	—	$4.5
Patriot Mining	—	—	—	—	$0.1
Sentinel	56	1	—	—	$30.4
Tygart Valley	—	—	—	—	$—
Vindex Energy	4	—	—	—	$1.1
East Kentucky	—	—	—	—	$—
Flint Ridge	11	—	—	—	$22.5
Hazard	11	—	—	—	$17.5
Knott County	32	2	1	—	$39.2
Raven	13	—	—	—	$16.1

For the three-month period ended June 30, 2011, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern.  For the three-month period ended June 30, 2011, none of our mining complexes experienced a mining-related fatality.

As of June 30, 2011, we had a total of 262 matters pending before the Federal Mine Safety and Health Review Commission.  This includes legal actions that were initiated prior to the three-month period ended June 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

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

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

1.1	Underwriting Agreement dated June 2, 2011 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2011).
2.1

Agreement and Plan of Merger, dated as of May 2, 2011, by and among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011).

4.1

Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2011).

4.2	Form of 7.000% Senior Note due 2019 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 14, 2011).
4.3	Form of 7.250% Senior Note due 2020 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 14, 2011).
4.4

Registration Rights Agreement, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein, Morgan Stanley & Co. LLC, PNC Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and Citigroup Global Markets Inc. as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 14, 2011).

10.1

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

10.4

Amended and Restated Credit Agreement, dated as of June 14, 2011, by and among the Company, the lenders party thereto, PNC Bank, National Association, as administrative agent and Bank of America, N.A., The Royal Bank of Scotland PLC and Citibank, N.A., as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2011).

10.5	Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 15, 2011.
10.6	Seventh Amendment to Credit Agreement dated as of May 9, 2011.
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of Steven F. Leer.
32.2	Section 1350 Certification of John T. Drexler.
101	Interactive Data File will be filed by amendment to this Form-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:
John T. Drexler
Senior Vice President and Chief Financial Officer

August 9, 2011