Form 10-Q/A
period 2011-06-30
ARCH COAL INC
filed 2011-09-08
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Arch Coal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, consisting of Arch Coal’s  interactive data files, in accordance with Rule 405(a)(2) of Regulation S-T, after allowing for the 30-day grace period for the first quarterly period in which detail tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item  6.   Exhibits

1.1	Underwriting Agreement dated June 2, 2011 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2011). *
2.1

Agreement and Plan of Merger, dated as of May 2, 2011, by and among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

4.1

Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *

4.2	Form of 7.000% Senior Note due 2019 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *
4.3	Form of 7.250% Senior Note due 2020 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *
4.4

Registration Rights Agreement, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein, Morgan Stanley & Co. LLC, PNC Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and Citigroup Global Markets Inc. as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *

10.1

Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.2

Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.3

Debt Commitment Letter, dated as of May 2, 2011, by and among Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, PNC Capital Markets LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.4

Amended and Restated Credit Agreement, dated as of June 14, 2011, by and among the Company, the lenders party thereto, PNC Bank, National Association, as administrative agent and Bank of America, N.A., The Royal Bank of Scotland PLC and Citibank, N.A., as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2011). *

10.5	Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 15, 2011.*
10.6	Seventh Amendment to Credit Agreement dated as of May 9, 2011. *
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler. *

32.1	Section 1350 Certification of Steven F. Leer. *
32.2	Section 1350 Certification of John T. Drexler. *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*  These exhibits were previously included or incorporated by reference in the Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:
John T. Drexler
Senior Vice President and Chief Financial Officer

September 8, 2011

EXHIBIT INDEX

1.1	Underwriting Agreement dated June 2, 2011 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2011). *
2.1

Agreement and Plan of Merger, dated as of May 2, 2011, by and among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

4.1

Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *

4.2	Form of 7.000% Senior Note due 2019 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *
4.3	Form of 7.250% Senior Note due 2020 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *
4.4

Registration Rights Agreement, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein, Morgan Stanley & Co. LLC, PNC Capital Markets LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and Citigroup Global Markets Inc. as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 14, 2011). *

10.1

Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.2

Tender and Voting Agreement by and among Arch Coal, Inc., Atlas Acquisition Corp. and certain stockholders of International Coal Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.3

Debt Commitment Letter, dated as of May 2, 2011, by and among Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, PNC Capital Markets LLC and Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 3, 2011). *

10.4

Amended and Restated Credit Agreement, dated as of June 14, 2011, by and among the Company, the lenders party thereto, PNC Bank, National Association, as administrative agent and Bank of America, N.A., The Royal Bank of Scotland PLC and Citibank, N.A., as co-documentation agents (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 17, 2011). *

10.5	Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 15, 2011.*
10.6	Seventh Amendment to Credit Agreement dated as of May 9, 2011. *
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler. *
32.1	Section 1350 Certification of Steven F. Leer. *
32.2	Section 1350 Certification of John T. Drexler. *
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*  These exhibits were previously included or incorporated by reference in Arch Coal, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011.