Form 10-K/A
period 2011-12-31
ARCH COAL INC
filed 2012-04-23
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Arch Coal, Inc. (the "Company") is filing this Amendment No. 1. (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the "Original Report"), for the sole purpose of correcting an error in Note 26 to the audited consolidated financial statements of the Company contained in the Original Report. The word "unaudited" inadvertently was used in the second sentence of the first paragraph in Note 26 to the audited consolidated financial statements of the Company contained in the Original Report, although the condensed consolidating financial information set forth in Note 26 was audited by the Company's independent registered public accounting firm. The Company is filing this Amendment solely to amend Note 26 to clarify that the condensed consolidating financial information set forth in Note 26 is audited. This Amendment amends and restates in their entirety Item 8 of Part II and Item 15 of Part IV of the Original Report.

        No other amendments, modifications, updates or changes are being made to the Original Report other than as described above. This Amendment speaks as of the date of the filing of the Original Report. The Company has not taken into account any other events occurring after the filing of the Original Report which might have affected any disclosures in the Original Report, nor has the Company amended, modified, updated or otherwise changed any disclosures to reflect any subsequent events.

PART II

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

Exhibits

        Reference is made to the Exhibit Index beginning on page 3 of this report.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
Steven F. Leer Chairman and Chief Executive Officer April 23, 2012

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
+2.8	Amendment to Agreement and Plan of Merger, dated as of May 26, 2011 among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc.
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 5, 2006).
3.2	Arch Coal, Inc. Bylaws, as amended effective as of December 5, 2008 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on December 10, 2008).
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

Exhibit	Description
4.5	Second Supplemental Indenture, dated as of March 12, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-4 filed on April 7, 2010).
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
+4.8	Fifth Supplemental Indenture, dated as of June 24, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
+4.9	Sixth Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.10
Indenture, dated as of August 9, 2010, by and between Arch Coal, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 9, 2010).
4.11
First Supplemental Indenture, dated as of August 9, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 9, 2010).
4.12
Second Supplemental Indenture, dated as of December 16, 2010, by and among Arch Coal West, LLC, Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
+4.13	Third Supplemental Indenture, dated as of June 24, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
+4.14	Fourth Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.
4.15
Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 14, 2011).
+4.16	First Supplemental Indenture, dated as of July 5, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee.
+4.17	Second Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee.
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
+10.4*	Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (other than Steven F. Leer) (for employment agreements entered into beginning in 2011).
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

Exhibit	Description
10.33*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 23, 2009).
10.34*	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
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
+10.38	Third Amendment to Amended and Restated Receivables Purchase Agreement dated November 21, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto.
+10.39	Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated December 13, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto.
+12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
+21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
+23.2	Consent of Weir International, Inc.
+24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven F. Leer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of Steven F. Leer.
32.2	Section 1350 Certification of John T. Drexler.
+95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-K for the year ended December 31, 2011 furnished in XBRL).

*
Denotes management contract or compensatory plan arrangements.

+
Previously filed as an exhibit to Arch Coal, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on February 29, 2012.

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

        The Company markets its steam coal principally to electric utilities in the United States and its metallurgical coal to domestic and foreign steel producers. Revenues from export sales were $920.0 million, $471.5 million and $194.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increasing export sales are primarily the result of an increase in metallurgical-quality coal sales volumes, although steam coal exports also increased. As of December 31, 2011 and 2010, accounts receivable from electric utilities located in the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States totaled $261.2 million and $183.1 million, respectively, or 69% and 88% of total trade receivables, respectively. As of December 31, 2011 and 2010, accounts receivable from sales of metallurgical-quality coal totaled $117.4 million and $24.9 million, respectively, or 31% and 12%, of total trade receivables, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2011

26.    Supplemental Condensed Consolidating Financial Information

        Pursuant to the indentures governing Arch Coal, Inc.'s senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors under the senior notes (Arch Western Resources, LLC and its subsidiaries, Arch Receivable Company, LLC and the Company's subsidiaries outside the U.S.):

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