Form 10-Q
period 2012-03-31
ARCH COAL INC
filed 2012-05-10
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

At May 10, 2012 there were 212,247,652 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Revenues	$1,039,651	$872,938

Costs, expenses and other
Cost of sales	850,871	653,684
Depreciation, depletion and amortization	139,966	83,537
Amortization of acquired sales contracts, net	(14,017)	5,944
Selling, general and administrative expenses	30,861	30,435

Change in fair value of coal derivatives and coal trading activities, net	(3,613)	(1,784)
Other operating income, net	(18,498)	(1,116)
	985,570	770,700

Income from operations	54,081	102,238

Interest expense, net:
Interest expense	(74,772)	(34,580)
Interest income	1,021	746
	(73,751)	(33,834)

Income before income taxes	(19,670)	68,404
Provision for (benefit from) income taxes	(21,079)	12,530
Net income	1,409	55,874
Less: Net income attributable to noncontrolling interest	(203)	(273)
Net income attributable to Arch Coal, Inc.	$1,206	$55,601

Earnings per common share
Basic earnings per common share	$0.01	$0.34
Diluted earnings per common share	$0.01	$0.34

Weighted average shares outstanding
Basic	211,687	162,576
Diluted	211,908	163,773

Dividends declared per common share	$0.11	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Three Months Ended March 31
	2012	2011
	(Unaudited)

Net income	$1,409	$55,874
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits, reclassifications into net income	463	573
Unrealized gains (losses) on available-for-sale securities	252	747
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	1,760	9,501
Reclassifications of (gains) losses into net income	4,825	(2,124)
Total other comprehensive income	7,300	8,697
Total comprehensive income	$8,709	$64,571

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$117,770	$138,149
Restricted cash	8,866	10,322
Trade accounts receivable	295,012	380,595
Other receivables	66,702	88,584
Inventories	488,686	377,490
Prepaid royalties	18,025	21,944
Deferred income taxes	65,531	42,051
Coal derivative assets	22,043	13,335
Other	96,484	110,304
Total current assets	1,179,119	1,182,774

Property, plant and equipment, net	7,892,733	7,949,150

Other assets
Prepaid royalties	90,221	86,626
Goodwill	596,103	596,103
Equity investments	230,519	225,605
Other	176,423	173,701
Total other assets	1,093,266	1,082,035
Total assets	$10,165,118	$10,213,959

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$294,341	$383,782
Coal derivative liabilities	9,100	7,828
Accrued expenses and other current liabilities	357,386	348,207
Current maturities of debt and short-term borrowings	102,356	280,851
Total current liabilities	763,183	1,020,668
Long-term debt	3,967,796	3,762,297
Asset retirement obligations	432,620	446,784
Accrued pension benefits	49,378	48,244
Accrued postretirement benefits other than pension	42,784	42,309
Accrued workers’ compensation	74,012	71,948
Deferred income taxes	982,596	976,753
Other noncurrent liabilities	268,585	255,382
Total liabilities	6,580,954	6,624,385

Redeemable noncontrolling interest	11,739	11,534

Stockholders’ Equity
Common stock	2,141	2,136
Paid-in capital	3,024,553	3,015,349
Treasury stock, at cost	(53,848)	(53,848)
Retained earnings	600,230	622,353
Accumulated other comprehensive loss	(651)	(7,950)
Total stockholders’ equity	3,572,425	3,578,040
Total liabilities and stockholders’ equity	$10,165,118	$10,213,959

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income	$1,409	$55,874
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	139,966	83,537
Amortization of acquired sales contracts, net	(14,017)	5,944
Prepaid royalties expensed	8,586	8,916
Employee stock-based compensation expense	4,079	5,290
Amortization relating to financing activities	4,288	2,442
Changes in:
Receivables	88,082	(53,586)
Inventories	(111,196)	(12,292)
Coal derivative assets and liabilities	(5,347)	(1,087)
Accounts payable, accrued expenses and other current liabilities	(66,222)	(38,054)
Income taxes, net	23,002	12,558
Deferred income taxes	(21,742)	(1,026)
Other	4,102	17,629

Cash provided by operating activities	54,990	86,145

Investing activities
Decrease in restricted cash	1,455	—
Capital expenditures	(93,271)	(38,711)
Proceeds from dispositions of property, plant and equipment	22,105	516
Purchases of investments and advances to affiliates	(5,777)	(34,419)
Additions to prepaid royalties	(8,262)	(20,915)

Cash used in investing activities	(83,750)	(93,529)

Financing activities
Payments to retire debt	(1,330)	—
Net increase in borrowings under lines of credit and commercial paper program	34,000	3,681
Net payments on other debt	(5,993)	(5,161)
Debt financing costs	(100)	(8)
Dividends paid	(23,327)	(16,269)
Issuance of common stock under incentive plans	5,131	768

Cash provided by (used in) financing activities	8,381	(16,989)

Decrease in cash and cash equivalents	(20,379)	(24,373)
Cash and cash equivalents, beginning of period	138,149	93,593

Cash and cash equivalents, end of period	$117,770	$69,220

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three period ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission.

The Company owns a 99% membership interest in a joint venture named Arch Western Resources, LLC (“Arch Western”) which operates coal mines in Wyoming, Colorado and Utah. The Company also acts as the managing member of Arch Western. On April 9, 2012, Delta Housing, Inc., the other member in Arch Western, exercised their contractual right to require us to purchase their membership interests in Arch Western.  The negotiation of this sale and purchase is ongoing and we expect to complete this acquisition by the end of the third quarter.

2. Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3. Business Combination

On June 15, 2011, the Company completed its acquisition of ICG, a leading coal producer.  During the first quarter of 2012, the Company finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition, with no material adjustments to what was recorded as of December 31, 2011.

4. Debt

	March 31,	December 31,
	2012	2011
	(In thousands)
Indebtedness to banks under credit facilities	$515,300	$481,300
6.75% senior notes ($450.0 million face value) due 2013	450,809	450,971
8.75% senior notes ($600.0 million face value) due 2016	589,463	588,974
7.00% senior notes due in 2019 at par	1,000,000	1,000,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	14,580	21,903
	4,070,152	4,043,148
Less current maturities of debt and short-term borrowings	102,356	280,851
Long-term debt	$3,967,796	$3,762,297

The current maturities of debt include contractual maturities, as well as amounts borrowed that are supported by credit facilities that have a term of less than one year and amounts borrowed under credit facilities with terms longer than one year that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.

On April 30, 2012, the Company received commitment letters with lending institutions to refinance certain indebtedness having near-term maturities and to increase the Company’s liquidity in order to execute on key long-term growth initiatives, particularly the development of the Company’s metallurgical coal properties.  As part of the financing package, these lenders have agreed, subject to certain customary conditions, to enter into an amendment to the existing senior secured revolving credit facility which will, among other things, suspend the Company’s compliance with the debt-to-EBITDA ratio and other financial covenants in the existing credit agreement over the next 24 months and replace them with minimum performance targets at levels consistent with the current coal market environment.  We will also receive a $1 billion, six-year term loan facility, which will contain no financial maintenance covenants, and the maximum borrowing capacity of the revolving credit facility will be reduced from $2 billion to $1 billion. The proceeds of the term loan will be used to retire the outstanding $450.0 million aggregate principal amount of 6 ¾% Senior Notes due 2013 issued by Arch Western Finance, LLC (“Arch Western Finance”), the Company’s indirect subsidiary.

On May 1, 2012, Arch Western Finance commenced a cash tender offer for any and all of its outstanding $450.0 million aggregate principal amount of 6 ¾% Senior Notes due 2013.  In connection with the tender offer, Arch Western Finance is soliciting consents from the holders of the senior notes for certain proposed amendments to the indenture governing the notes that eliminates most of the covenants and certain default provisions applicable to the senior notes, as well as reduce the minimum notice period in the optional redemption provision of the senior notes from 30 days to three days If Arch Western Finance purchases less than all of the outstanding senior notes in the tender offer, it intends to redeem any senior notes that remain outstanding.  The terms and conditions of the tender offer and consent solicitation are described in an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Consent and Letter of Transmittal (the “Letter of Transmittal”), which have been sent to holders of the senior notes.  The Consent Solicitation expires on May 14, 2012, prior to which the consideration for each $1,000 of principal is $1,002.50. For notes tendered after the expiration of the Consent Solicitation and before May 29, 2012, the end of the tender offer, the consideration for each $1,000 of principal is $972.50.

5.  Goodwill

An approximate 20% drop in the Company’s stock price during the first quarter of 2012, combined with significant decrease in thermal coal demand during the quarter, indicated that the fair value of the Company’s goodwill could be less than its carrying value. Accordingly, we performed the first step of the two-step goodwill impairment test as of March 31, 2012.  The fair value of all reporting units that have been assigned goodwill exceeded their respective carrying values, so no further testing was necessary. The value of our Black Thunder reporting unit, where $115.8 million of goodwill has been allocated, would be sensitive to future volume variations should thermal markets weaken further, which could cause us to perform step 2 of the test.  The goodwill allocated to certain Appalachia reporting units is particularly sensitive to volatility in the demand for metallurgical coal.  Should metallurgical coal markets weaken, it could cause the fair value of the reporting units to be less than their carrying value, requiring us to perform step 2 of the test for impairment. Additionally, further sustained declines in the Company’s stock price below levels experienced in the first quarter would also require us to perform step-2 of the test for impairment.  Performance of step 2 of the impairment test, which requires a valuation of individual assets and liabilities of the respective reporting units in order to calculate the implied fair value of goodwill could result in an impairment of goodwill.

6. Equity Investments and Membership Interests in Joint Ventures

The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Below are the equity method investments reflected in the condensed consolidated balance sheets:

	Knight Hawk	DKRW	Dominion	Tenaska	Millennium	Tongue
	Holdings,	Advanced	Terminal	Trailblazer	Bulk	River
	LLC	Fuels, LLC	Associates	Partners, LLC	Terminals, LLC	Railroad, LLC
(In thousands)	(“KH”)	(“DKRW”)	(“DTA”)	(“Tenaska”)	(“MBT”)	(“TRR”)	Total

Balance at December 31, 2011	$135,225	$19,715	$16,086	$15,266	$26,324	$12,989	$225,605
Investments in affiliates	—	—	—	—	—	—	—
Advances to (distributions from) affiliates, net	(1,801)	—	925	—	2,562	675	2,361
Equity in comprehensive income (loss)	5,243	(879)	(1,254)	—	(557)	—	2,553

Balance at March 31, 2012	$138,667	$18,836	$15,757	$15,266	$28,329	$13,664	$230,519

Notes receivable from investees:
Balance at December 31, 2011	$—	$30,751	$—	$5,059	$—	$—	$35,810
Balance at March 31, 2012	$—	$33,561	$—	$5,031	$—	$—	$38,592

Summarized financial information of the Company’s equity method investees follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Condensed combined income statement information:
Revenues	$51,743	$44,470
Gross profit	2,475	6,084
Income from operations	(376)	3,643
Net income (loss)	(2,437)	2,283

	March 31, 2012	December 31, 2011
Condensed combined balance sheet information:
Current assets	$94,811	$94,645
Noncurrent assets	361,918	332,124
Total assets	$456,729	$426,769
Current liabilities	$62,260	$51,953
Noncurrent liabilities	125,350	120,494
Equity	268,918	254,161
Noncontrolling interest	201	161
Total liabilities and equity	$456,729	$426,769

The Company may be required to make future contingent payments of up to $73.0 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and construction financing.

7. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 75 to 80 million gallons of diesel fuel for use in its operations during 2012. To reduce the volatility in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, as well as heating oil swaps and purchased call options. At March 31, 2012, the Company had protected the price of approximately 85% of its expected purchases for the remainder of fiscal year 2012 and 50% of its first quarter of 2013 purchases.

At March 31, 2012, the Company had purchased heating oil call options for approximately 59 million gallons for the purpose of managing the price risk associated with future diesel purchases. During the first quarter of 2012 the Company determined, the effectiveness of the heating oil options could not be established as of December 31, 2011 on an ongoing basis.  As a result, the amount remaining in accumulated other comprehensive income of $8.2 million, or $5.2 million net of income taxes, was recorded in earnings, in the “other income, net” line on the condensed consolidated statement of income. The out of period adjustment is not deemed material to prior period results, the expected results of the full 2012 fiscal year or for the trend of earnings of the Company.

The Company also purchased heating oil call options to hedge the fuel surcharges on its barge and rail shipments that cover increases in diesel fuel prices. These positions reduce the Company’s risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges. At March 31, 2012, Company held purchased call options for approximately 15.5 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At March 31, 2012, the Company held derivatives for risk management purposes that are expected to settle in the following years :

(Tons in thousands)	2012	2013	2014	2015
Coal sales	(3,025)	(1,117)	(1,440)	(720)
Coal purchases	417	—	—	—

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $4.3 million of losses in 2012 and $2.2 million of losses in 2013.

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

	March 31, 2012			December 31, 2011
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Heating oil — diesel purchases	$—	$—		$8,997	$—
Coal	3,256	(218)		1,109	—
Total	3,256	(218)		10,106	—
Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	12,869	—		—	—
Heating oil — fuel surcharges	2,837	—		1,797	—
Coal — held for trading purposes	26,945	(33,411)		15,505	(19,927)
Coal	22,491	(6,119)		14,855	(6,035)
Total	65,142	(39,530)		32,157	(25,962)
Total derivatives	68,398	(39,748)		42,263	(25,962)
Effect of counterparty netting	(30,648)	30,648		(18,134)	18,134
Net derivatives as classified in the balance sheets	$37,750	$(9,100)	$28,650	$24,129	$(7,828)	$16,301

		March 31,	December 31,
		2012	2011
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$15,707	$10,794
Coal	Coal derivative assets	22,043	13,335
	Coal derivative liabilities	(9,100)	(7,828)
		$28,650	$16,301

The Company had a current asset for the right to reclaim cash collateral of $15.0 million and $12.4 million at March 31, 2012 and December 31, 2011, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows for the three month periods ended March 31:

Three Months Ended March 31
Derivatives used in Fair Value Hedging	Hedged Items in Fair Value			Loss on Hedged Items In Fair
Relationships (in thousands)	Hedge Relationships			Value Hedge Relationships
	2012	2011		2012	2011

Coal	$—	$—	Firm commitments	$—	$—

			Gains (Losses) Reclassified
	Gain (Loss) Recognized in OCI		from OCI into Income
Derivatives used in Cash Flow Hedging Relationships	(Effective Portion)		(Effective Portion)
(in thousands)	2012	2011	2012	2011
Heating oil — diesel purchases	$—	$14,258	$—	$3,170	(2)
Coal sales	2,493	1,406	201	87	(1)
Coal purchases	(202)	(876)	—	—	(2)
Totals	$2,291	$14,788	$201	$3,257

Gain (Loss) Recognized in
Income (Ineffective Portion
and Amount Excluded from
Effectiveness Testing)
	2012	2011
Heating oil — diesel purchases	$—	$—
Coal sales	—	—
Coal purchases	—	—
Totals	$—	$—

	Derivatives Not Designated as
	Hedging Instruments
	2012	2011
Coal — unrealized	$7,552	$(1,045	)(3)
Coal — realized	3,158	—	(4)
Heating oil — diesel purchases	423	—	(4)
Heating oil — fuel surcharges — unrealized	$367	$—	(4)

Location in Statement of Income:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The Company recognized net unrealized and realized losses of $3.9 million and net unrealized and realized gains of $2.8 million during the three months ended March 31, 2012 and 2011, respectively, related to its trading portfolio (including derivative and non-derivative contracts). These balances are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying consolidated statements of income and are not included in the previous table.

During the next twelve months, based on fair values at March 31, 2012, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $3.2 million are expected to be reclassified from other comprehensive income into earnings.

8. Inventories

Inventories consist of the following:

	March 31	December 31
	2012	2011
	(In thousands)
Coal	$298,744	$206,517
Repair parts and supplies	174,747	163,527
Work-in-process	15,195	7,446
	$488,686	$377,490

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.4 million at March 31, 2012, and $13.1 million at December 31, 2011.

9. Fair Value Measurements

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

•              Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  These include the Company’s commodity option contracts (primarily coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable.  Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2012.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in equity securities	$7,936	$7,936	$—	$—
Derivatives	37,750	20,177	2,068	15,505
Total assets	$45,686	$28,113	$2,068	$15,505
Liabilities:
Derivatives	$9,100	$—	$6,836	$2,264

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

Three Months Ended
March 31, 2012
(In thousands)

Balance, beginning of period	$6,211
Realized and unrealized losses recognized in earnings, net	2,496
Realized and unrealized losses recognized in other comprehensive income, net	—
Purchases	5,261
Issuances	—
Settlements	(727)

Ending balance	$13,241

Net unrealized gains during the three month period ended March 31, 2012 related to level 3 financial instruments held on March 31, 2012 were $2.8 million.

Fair Value of Long-Term Debt

At March 31, 2012 and December 31, 2011, the fair value of the Company’s senior notes and other long-term debt, including amounts classified as current, was $3.9 billion and $4.2 billion, respectively. The fair values are based upon observed prices in an active market, and as such are classified as Level 1 in the fair value hierarchy.

10. Stock-Based Compensation and Other Incentive Plans

During the three months ended March 31, 2012, the Company granted options to purchase approximately 1.1 million shares of common stock with a weighted average exercise price of $13.93 per share and a weighted average grant-date fair value of $5.42 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of .767%, a weighted average dividend yield of 3.16% and a weighted average volatility of 60.18%. The options’ expected life is 4.5 years and the options vest ratably over three years, and provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant. Amounts unpaid for all grants under the plan totaled $7.5 million and $9.6 million as of March 31, 2012 and December 31, 2011, respectively.

11. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$968	$193
Interest cost	680	254
Net amortization	277	(101)
Total occupational disease	1,925	346
Traumatic injury claims and assessments	5,176	2,325
Total workers’ compensation expense	$7,101	$2,671

12. Employee Benefit Plans

The following table details the components of pension benefit costs:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$7,596	$4,319
Interest cost	3,980	4,131
Expected return on plan assets	(5,538)	(5,468)
Amortization of prior service cost (credit)	(36)	47
Amortization of other actuarial losses	3,571	2,140
Net benefit cost	$9,573	$5,169

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$549	$405
Interest cost	491	498
Amortization of prior service credits	(2,995)	(591)
Amortization of other actuarial gains	(90)	(598)
Net benefit cost (credit)	$(2,045)	$(287)

13. Earnings per Common Share

The following table provides the basis for earnings per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended March 31
	2012	2011
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	211,687	162,576
Effect of common stock equivalents under incentive plans	221	1,197
Diluted weighted average shares outstanding	211,908	163,773

The effect of options to purchase 3.0 million and 1.1 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended March 31, 2012 and 2011, respectively, because the exercise price of these options exceeded the average market price of the Company’s common stock for these periods.

14. Guarantees

The Company has agreed to continue to provide surety bonds and letters of credit for the reclamation and retiree healthcare obligations of Magnum Coal Company (“Magnum”) related to the properties the Company sold to Magnum on December 31, 2005. Patriot Coal Corporation (“Patriot”) acquired Magnum in July 2008. The purchase agreement requires Magnum to reimburse the Company for costs related to the surety bonds and letters of credit and to use commercially reasonable efforts to replace the obligations.  If the surety bonds and letters of credit related to the reclamation obligations are not replaced by Magnum within a specified period of time, Magnum must post a letter of credit in favor of the Company in the amounts of the reclamation obligations. As of March 31, 2012, Patriot has replaced $48.9 million of the surety bonds and has posted letters of credit of $16.7 million in the Company’s favor.  At March 31, 2012, the Company had $38.5 million of surety bonds remaining related to properties sold to Magnum.  The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties.

Magnum also acquired certain coal supply contracts with customers who have not consented to the contracts’ assignment from the Company to Magnum. The Company has committed to purchase coal from Magnum to sell to those customers at the same price it is charging the customers for the sale. Under the amended coal supply contracts, as amended, Magnum has the ability to buy out of its obligations under the contract at prices that are predetermined for the remainder of the agreement.  Certain other contracts were assigned to Magnum. If Magnum is unable to supply the coal for these coal sales contracts or pay the buy out amount if elected, then the Company would be required to fulfill Magnum’s delivery or payment obligations. The longest of the coal supply contracts extends to the year 2017.  At market prices effective at March 31, 2012, the maximum amount to fulfill Magnum’s obligations under the contracts that have not been assigned over their duration would be approximately $64.1 million, and the cost of purchasing 573 thousand tons of coal to supply the assigned and guaranteed contracts over their duration would exceed the sales price under the contracts by approximately $12.2 million. As the Company does not believe that it is probable that it would have to purchase replacement coal, no losses have been recorded in the consolidated financial statements as of March 31, 2012. However, if the Company would have to perform under these guarantees, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

In connection with the Company’s acquisition of the coal operations of Atlantic Richfield Company (ARCO) and the simultaneous combination of the acquired ARCO operations and the Company’s Wyoming operations into the Arch Western joint venture, the Company agreed to indemnify the other member of Arch Western against certain tax liabilities in the event that such liabilities arise prior to June 1, 2013 as a result of certain actions taken, including the sale or other disposition of certain properties of Arch Western, the repurchase of certain equity interests in Arch Western by Arch Western or the reduction under certain circumstances of indebtedness incurred by Arch Western in connection with the acquisition. If the Company were to become liable, the maximum amount of potential future tax payments is $16.3 million at March 31, 2012, which is not recorded as a liability in the Company’s condensed consolidated financial statements. Since the indemnification is dependent upon the initiation of activities within the Company’s control and the Company does not intend to initiate such activities, it is remote that the Company will become liable for any obligation related to this indemnification. However, if such indemnification obligation were to arise, it could potentially have a material adverse effect on the business, results of operations and financial condition of the Company.

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

On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract.  No new substantive claims were asserted.  ICG answered the second amended complaint on October 13, 2009, denying all of the new claims ICG’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010.  Allegheny’s claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228.0 million and $377.0 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions.  The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest.  The parties appealed the lower court’s decision to the

Superior Court of Pennsylvania.  Wolf Run and Hunter Ridge have filed an appeal bond in the amount of $124.9 million.  Briefing is complete and oral argument is scheduled for May 16, 2012.

As of March 31, 2012 and December 31, 2011, the Company had accrued $109.8 million and $108.3 million, respectively, for this lawsuit, including interest.  The ultimate resolution of this matter could result in an outcome which may be materially different than what the Company has accrued.

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

Operating segment results for the three months ended March 31, 2012 and 2011 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

				Other	Corporate,
				Operating	Other and
(in thousands)	PRB	APP	WBIT	Segments	Eliminations	Consolidated

Three months ended March 31, 2012
Revenues	$401,177	$469,058	$144,559	$24,857	$—	$1,039,651
Income (loss) from operations	32,543	15,835	31,241	(3,750)	(21,788)	54,081
Total assets	2,263,517	4,640,344	752,197	940,245	1,568,815	10,165,118
Depreciation, depletion and amortization	41,223	76,017	18,600	3,687	439	139,966
Amortization of acquired sales contracts, net	(816)	(13,088)	—	(113)	—	(14,017)
Capital expenditures	3,986	66,303	15,137	5,644	2,201	93,271

Three months ended March 31, 2011
Revenues	$393,113	$155,439	$324,386	$—	$—	$872,938
Income from operations	46,874	26,892	54,394	—	(25,922)	102,238
Total assets	2,244,173	683,949	710,324	—	1,261,532	4,899,978
Depreciation, depletion and amortization	41,691	20,529	21,016	—	301	83,537
Amortization of acquired sales contracts, net	5,944	—	—	—	—	5,944
Capital expenditures	2,838	11,777	17,302	—	6,794	38,711

A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended March 31
	2012	2011
	(In thousands)

Income from operations	$54,081	$102,238
Interest expense	(74,772)	(34,580)
Interest income	1,021	746
Income before income taxes	$(19,670)	$68,404

17. Supplemental Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$498,728	$540,923	$—	$1,039,651

Costs, expenses and other
Cost of sales	2,964	425,009	448,054	(25,156)	850,871
Depreciation, depletion and amortization	1,217	100,006	38,744	(1)	139,966
Amortization of acquired sales contracts, net	—	(13,201)	(816)	—	(14,017)
Selling, general and administrative expenses	18,642	1,987	12,046	(1,814)	30,861
Change in fair value of coal derivatives and coal trading activities, net	—	(3,613)	—	—	(3,613)
Other operating (income) expense, net	(3,110)	(37,700)	(4,659)	26,971	(18,498)

	19,713	472,488	493,369	—	985,570

Income from investment in subsidiaries	77,312	—	—	(77,312)	—

Income from operations	57,599	26,240	47,554	(77,312)	54,081

Interest expense, net:
Interest expense	(82,096)	(1,179)	(11,344)	19,847	(74,772)
Interest income	4,827	248	15,793	(19,847)	1,021
	(77,269)	(931)	4,449	—	(73,751)

Income (loss) before income taxes	(19,670)	25,309	52,003	(77,312)	(19,670)
Benefit from income taxes	(22,660)	—	1,581	—	(21,079)

Net income	2,990	25,309	50,422	(77,312)	1,409
Less: Net income attributable to noncontrolling interest	(203)	—	—	—	(203)

Net income attributable to Arch Coal	$2,787	$25,309	$50,422	$(77,312)	$1,206

Total comprehensive income	$3,948	$27,242	$54,831	$(77,312)	$8,709

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$338,533	$534,405	$—	$872,938

Costs, expenses and other
Cost of sales	3,279	251,884	423,323	(24,802)	653,684
Depreciation, depletion and amortization	672	43,277	39,588	—	83,537
Amortization of acquired sales contracts, net	—	—	5,944	—	5,944
Selling, general and administrative expenses	20,336	1,883	9,913	(1,697)	30,435
Change in fair value of coal derivatives and coal trading activities, net	—	(1,784)	—	—	(1,784)
Other operating (income) expense, net	(4,567)	(27,456)	4,408	26,499	(1,116)

	19,720	267,804	483,176	—	770,700

Income from investment in subsidiaries	125,003	—	—	(125,003)	—

Income from operations	105,283	70,729	51,229	(125,003)	102,238

Interest expense, net:
Interest expense	(40,621)	(714)	(10,982)	17,737	(34,580)
Interest income	3,742	296	14,445	(17,737)	746
	(36,879)	(418)	3,463	—	(33,834)

Income (loss) before income taxes	68,404	70,311	54,692	(125,003)	68,404
Benefit from income taxes	12,530	—	—	—	12,530

Net income	55,874	70,311	54,692	(125,003)	55,874
Less: Net income attributable to noncontrolling interest	(273)	—	—	—	(273)

Net income attributable to Arch Coal	$55,601	$70,311	$54,692	$(125,003)	$55,601

Total comprehensive income	$66,372	$70,253	$52,949	$(125,003)	$64,571

Condensed Consolidating Balance Sheets

March 31, 2012

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$35,196	$308	$82,266	$—	$117,770
Restricted cash-retirement of ICG obligations	8,866	—	—	—	8,866
Receivables	46,832	20,771	295,844	(1,733)	361,714
Inventories	—	256,896	231,790	—	488,686
Other	108,080	79,817	14,186	—	202,083
Total current assets	198,974	357,792	624,086	(1,733)	1,179,119

Property, plant and equipment, net	29,966	6,367,590	1,495,177	—	7,892,733
Investment in subsidiaries	8,886,286	—	—	(8,886,286)	—
Intercompany receivables	(1,443,557)	(41,436)	1,484,993	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	450,008	626,788	16,470	—	1,093,266
Total other assets	8,117,737	585,352	1,501,463	(9,111,286)	1,093,266
Total assets	$8,346,677	$7,310,734	$3,620,726	$(9,113,019)	$10,165,118

Liabilities and Stockholders’ Equity
Accounts payable	$26,036	$134,697	$133,608	$—	$294,341
Accrued expenses and other current liabilities	98,109	110,821	159,289	(1,733)	366,486
Current maturities of debt and short-term borrowings	10,876	1,180	90,300	—	102,356
Total current liabilities	135,021	246,698	383,197	(1,733)	763,183
Long-term debt	3,514,463	2,524	450,809		3,967,796
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	891	142,014	289,715	—	432,620
Accrued pension benefits	21,409	4,001	23,968	—	49,378
Accrued postretirement benefits other than pension	13,731	6,272	22,781	—	42,784
Accrued workers’ compensation	21,350	45,823	6,839	—	74,012
Deferred income taxes	905,635	76,961	—	—	982,596
Other noncurrent liabilities	150,013	64,098	54,474	—	268,585
Total liabilities	4,762,513	588,391	1,456,783	(226,733)	6,580,954
Redeemable noncontrolling interest	11,739	—	—	—	11,739
Stockholders’ equity	3,572,425	6,722,343	2,163,943	(8,886,286)	3,572,425
Total liabilities and stockholders’ equity	$8,346,677	$7,310,734	$3,620,726	$(9,113,019)	$10,165,118

Condensed Consolidating Balance Sheets

December 31, 2011

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$61,375	$332	$76,442	$—	$138,149
Restricted cash-retirement of ICG obligations	10,322	—	—	—	10,322
Receivables	65,187	22,037	383,572	(1,617)	469,179
Inventories	—	207,050	170,440	—	377,490
Other	81,732	83,122	22,780	—	187,634
Total current assets	218,616	312,541	653,234	(1,617)	1,182,774
Property, plant and equipment, net	21,241	6,187,658	1,524,251	—	7,733,150
Investment in subsidiaries	8,805,731	—	—	(8,805,731)	—
Intercompany receivables	(1,457,864)	7,010	1,450,854	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	184,266	1,019,948	13,156	—	1,217,370
Total other assets	7,757,133	1,026,958	1,464,010	(9,030,731)	1,217,370
Total assets	$7,996,990	$7,527,157	$3,641,495	$(9,032,348)	$10,133,294

Liabilities and Stockholders’ Equity
Accounts payable	$25,409	$175,196	$183,177	$—	$383,782
Accrued expenses and other current liabilities	75,133	115,685	166,834	(1,617)	356,035
Current maturities of debt and short-term borrowings	172,564	1,987	106,300	—	280,851
Total current liabilities	273,106	292,868	456,311	(1,617)	1,020,668
Long-term debt	3,308,674	2,652	450,971		3,762,297
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	877	140,861	305,046	—	446,784
Accrued pension benefits	19,198	4,203	24,843	—	48,244
Accrued postretirement benefits other than pension	13,843	6,271	22,195	—	42,309
Accrued workers’ compensation	17,272	48,111	6,565	—	71,948
Deferred income taxes	621,483	274,605	—	—	896,088
Other noncurrent liabilities	152,963	64,795	37,624	—	255,382
Total liabilities	4,407,416	834,366	1,528,555	(226,617)	6,543,720
Redeemable noncontrolling interest	11,534	—	—	—	11,534
Stockholders’ equity	3,578,040	6,692,791	2,112,940	(8,805,731)	3,578,040
Total liabilities and stockholders’ equity	$7,996,990	$7,527,157	$3,641,495	$(9,032,348)	$10,133,294

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(18,534)	$34,078	$39,446	$—	$54,990
Investing Activities
Change in restricted cash	1,455	—	—	—	1,455
Capital expenditures	(1,177)	(73,657)	(18,437)	—	(93,271)
Proceeds from dispositions of property, plant and equipment	—	546	21,559	—	22,105
Purchases of investments and advances to affiliates	(3,619)	(3,488)	—	1,330	(5,777)

Additions to prepaid royalties	—	(4,818)	(3,444)		(8,262)

Cash used in investing activities	(3,341)	(81,417)	(322)	1,330	(83,750)
Financing Activities
Payments to retire ICG debt	—	(1,330)	—	—	(1,330)

Net decrease in borrowings under lines of credit and commercial paper program	34,000	—	—	—	34,000
Net proceeds from other debt	(5,993)	—	—	—	(5,993)
Debt financing costs	(54)	—	(46)	—	(100)
Dividends paid	(23,327)	—	—	—	(23,327)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(14,060)	47,315	(33,255)	—	—
Cash provided by (used in) financing activities	(4,303)	47,315	(33,301)	(1,330)	8,381
Increase (decrease) in cash and cash equivalents	(26,178)	(24)	5,823	—	(20,379)
Cash and cash equivalents, beginning of period	61,374	332	76,443	—	138,149
Cash and cash equivalents, end of period	$35,196	$308	$82,266	$—	$117,770

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(75,477)	$144,796	$16,826	$86,145
Investing Activities
Capital expenditures	(900)	(23,615)	(14,196)	(38,711)
Proceeds from dispositions of property, plant and equipment	—	502	14	516
Purchases of investments and advances to affiliates	(9,529)	(24,890)	—	(34,419)
Additions to prepaid royalties	—	(20,915)	—	(20,915)
Cash used in investing activities	(10,429)	(68,918)	(14,182)	(93,529)
Financing Activities
Net decrease in borrowings under lines of credit and commercial paper program	—	—	3,681	3,681
Net proceeds from other debt	(5,161)	—	—	(5,161)
Debt financing costs	—	—	(8)	(8)
Dividends paid	(16,269)	—	—	(16,269)
Issuance of common stock under incentive plans	768	—	—	768
Transactions with affiliates, net	95,911	(75,893)	(20,018)	—
Cash provided by (used in) financing activities	75,249	(75,893)	(16,345)	(16,989)
Increase (decrease) in cash and cash equivalents	(10,657)	(15)	(13,701)	(24,373)
Cash and cash equivalents, beginning of period	13,713	64	79,816	93,593
Cash and cash equivalents, end of period	$3,056	$49	$66,115	$69,220

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Weakness in the U.S. thermal coal markets impacted our first quarter results resulting from an unprecedented build in power generator coal stockpiles year to date, the continued erosion in natural gas prices and relatively soft global metallurgical demand.  We expect U.S. coal consumption for power generation to decline by at least 75 million tons in 2012, as compared to 2011, due to unfavorable weather trends that have reduced power demand and contributed to a natural gas surplus.  These factors have led to an increase in U.S. coal generator stockpiles to date in 2012.  The industry has responded with supply reductions.  Mine Safety and Health Administration data suggests that total domestic production decreased 14 million tons during the first quarter of 2012, and we expect further reductions as 2012 progresses.

In response to these market conditions, we further curtailed our production expectations for 2012 and we have taken steps to increase operational efficiency and productivity.  In total, we expect to reduce annual volumes by 25 million tons in 2012 compared to originally planned levels.  In the Powder River Basin, we idled one dragline, and placed another into reclamation efforts, and limited railcar loadings from the West loadout at the Black Thunder mine.  In Appalachia, we delayed the startup of the longwall at the Mountain Laurel mine following the successful transition to the Cedar Grove seam, and closed five thermal operations and further curtailed production at other thermal mines. We are also taking steps to control costs by eliminating discretionary spending, reducing headcount and consolidating operations.  We are controlling capital spending at thermal coal mines and controlling maintenance capital, but we are proceeding with metallurgical coal development projects, namely the Leer mine (previously known as the Tygart mine) in Appalachia, and supporting efforts to expand our coal exporting network.

We expect that coal exports will somewhat offset the weakness in domestic markets.  The global cross-border hard coal trade through March is on pace to exceed the 1.2 billion-ton record set in 2011. More than 185 new coal-fueled plants are expected to come online in 2012, resulting in approximately 400 million tons of incremental annual coal demand.  Momentum in global steel markets is also increasing, as steel output grew 6% during the first quarter of 2012 from the fourth quarter of 2011.  We expect to export 12 million tons in 2012.

Items Affecting Comparability of Reported Results

The comparability of our operating results between the three months ended March 31, 2012 and 2011 is affected by the acquisition of ICG on June 15, 2011. To finance the acquisition, we received net proceeds of $1.3 billion from the sale of our common stock and issued $2.0 billion in aggregate principal amount of senior unsecured notes.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary.  Our results during the first quarter of 2012 when compared to the first quarter of 2011 were impacted substantially by our production cutbacks in response to weak market conditions, which offset the impact of higher sales pricing in all regions.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG. The following table summarizes information about coal sales during the three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011:

	Three Months Ended March 31		Increase (Decrease)
	2012	2011	Amount	%
	(Amounts in thousands, except per ton data and percentages)

Coal sales	$1,039,651	$872,938	$166,713	19.10%
Tons sold	35,660	36,608	(948)	(2.6)%
Coal sales realization per ton sold	$29.15	$23.85	$5.30	22.2%

Coal sales increased in the first quarter of 2012 from the first quarter of 2011, due to an increase in the overall average price per ton sold, the result of improved pricing on metallurgical-quality coal sold and the contribution from the ICG operations, including higher-priced metallurgical coal sales volumes, as well as the impact of changes in regional mix on our average coal sales realization. Coal sales revenues attributed to acquired ICG operations were $237.2 million in the first quarter of 2012. These factors were offset by lower demand in all operating segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011:

	Three Months Ended March 31		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(in thousands, except percentages)
Cost of sales	$850,871	$653,684	$(197,187)	(30.2)%
Depreciation, depletion and amortization	139,966	83,537	(56,429)	(67.5)
Amortization of acquired sales contracts, net	(14,017)	5,944	19,961	335.8
Selling, general and administrative expenses	30,861	30,435	(426)	(1.4)
Change in fair value of coal derivatives and coal trading activities, net	(3,613)	(1,784)	1,829	102.5
Other operating income, net	(18,498)	(1,116)	17,382	1,557.5
	$985,570	$770,700	$(214,870)	(27.9)%

Cost of coal sales.  Our cost of sales increased in the first quarter of 2012 from the first quarter of 2011 primarily from the impact of the acquisition of the ICG operations, an increase in transportation costs as a result of the increase in export shipments, and an increase in sales-sensitive costs. We have provided more information about the performance and profitability of our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with the first quarter of 2011, higher depreciation, depletion and amortization costs in 2012 resulted primarily from the acquired ICG operations, partially offset by the impact of lower depreciation and amortization on assets amortized or depleted on the basis of tons produced, processed, or sold.

Amortization of acquired sales contracts, net.  The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In the first quarter of 2012, amortization expense related to contracts we acquired in 2009 with the Jacobs Ranch operations in the PRB was offset by amortization income related to the contracts we acquired with the ICG operations. We expect net amortization income of acquired sales contracts, based upon expected shipments, to be approximately $18.0 million in 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses were essentially flat when compared with the first quarter of 2011. Our growth in 2012 has resulted in an increase in salary and benefit costs, travel costs, and other professional service fees.  These were offset by a decrease in incentive compensation costs of $2.7 million and the net obligation under the deferred compensation plan of $1.7 million.

Other operating income, net.  When compared with 2011, other operating income, net increased in 2012 primarily from a gain of $12.5 million on the sale of non-core business assets, as well contributions from the acquired ICG operations.

Operating segment results.  The following table shows results by operating segment for three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011:

	Three Months Ended March 31		Increase (Decrease)
	2012	2011	$	%
	(in thousands, except per-ton and percentages)
Powder River Basin
Tons sold (in thousands)	27,215	28,830	(1,615)	(5.6)%
Coal sales realization per ton sold(1)	$13.87	$13.51	$0.36	2.7%
Operating margin per ton sold(2)	$1.15	$1.60	$(0.45)	(28.1)%
Adjusted EBITDA(3) (in thousands)	$74,183	$93,716	$(19,533)	(20.8)%
Appalachia
Tons sold (in thousands)	4,666	3,592	1,074	29.9%
Coal sales realization per ton sold(1)	$88.23	$80.92	$7.31	9.0%
Operating margin per ton sold(2)	$1.97	$16.00	$(14.03)	(87.7)%
Adjusted EBITDA(3) (in thousands)	$80,165	$77,986	$3,158	4.1%
Western Bituminous
Tons sold (in thousands)	3,261	4,186	(925)	(22.1)%
Coal sales realization per ton sold(1)	$36.77	$34.87	$1.90	5.4%
Operating margin per ton sold(2)	$9.79	$6.36	$3.43	53.9%
Adjusted EBITDA(3) (in thousands)	$50,820	$47,420	$2,422	5.1%

(1)                                  Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For 2012, transportation costs per ton were $0.87 for the Powder River Basin, $12.30 for Appalachia and $7.01 for the Western Bituminous region. For 2011, transportation costs per ton were $0.13 for the Powder River Basin, $9.39 for Appalachia and $0.25 for the Western Bituminous region.

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

Powder River Basin — Segment Adjusted EBITDA decreased in the first quarter of 2012 when compared to the first quarter of 2011, due to the lower sales volumes in the Powder River Basin from the production cutbacks in response to market conditions. Per-ton costs were also higher due to the lower production levels, which offset the impact of slightly higher per-ton selling prices.

Appalachia — Segment Adjusted EBITDA increased slightly from the first quarter of 2011 primarily as a result of an increase in the volumes and pricing of metallurgical-quality coal sold. We sold 1.6 million tons of metallurgical-quality coal in the first quarter of 2012 compared to 1.4 million tons in the first quarter of 2011. The volume contributions from the acquired ICG operations were offset by the impact of unfavorable market conditions. The benefit from higher per-ton realizations, net of sales sensitive costs, in the first quarter of 2012 was offset by the impacts of lower production levels and the Mountain Laurel idling, which resulted in an increase on our average per-ton production costs, as well as approximately $7 million in severance and closure related costs.

Western Bituminous — Improved Segment Adjusted EBITDA, despite appreciably lower sales volumes, was due to improved pricing resulting from increased export shipments. Operating margins also improved as a result, but export sales also resulted in higher per-ton costs from the cost of moving coal to the point of sale.

Net interest expense.  The following table summarizes our net interest expense for three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011:

	Three Months Ended March 31		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(Amounts in thousands, except percentages)
Interest expense, net:
Interest expense	(74,772)	(34,580)	(40,192)	116.2%
Interest income	1,021	746	275	36.9
	$(73,751)	$(33,834)	$(39,917)	118.0%

The increase in interest expense during the first quarter of 2012 when compared with the first quarter of 2011 is the result of the ICG acquisition financing.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011:

	Three Months Ended March 31		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(Amounts in thousands, except percentages)
Provision for (benefit from) income taxes	$(21,079)	$12,530	$33,609	268.2%

The income tax provision in the first quarter of 2012 reflects our pretax loss combined with percentage depletion adjustments, including a tax benefit of $5.4  million related to the recognition of tax benefits based on an approved change in accounting method relating to partnership deductions.

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

	Three Months Ended March 31,
	2012	2011
Reported Segment Adjusted EBITDA	$205,172	$219,122
Corporate and other(1)	(25,345)	(27,676)
Adjusted EBITDA	179,827	191,446
Depreciation, depletion and amortization	(139,966)	(83,537)
Amortization of acquired sales contracts, net	14,017	(5,944)
Interest expense	(74,772)	(34,580)
Interest income	1,021	746
(Provision for) benefit from income taxes	21,079	(12,530)
Net income attributable to Arch Coal	$1,206	$55,601

(1)                                  Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments, the change in fair value of coal derivatives and coal trading activities.

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

On April 30, 2012, we received commitment letters with lending institutions to refinance certain of our indebtedness having near-term maturities and to increase our liquidity in order to execute on key long-term growth initiatives, particularly the development of our metallurgical coal properties.  As part of the financing package, these lenders have agreed, subject to certain customary conditions, to enter into an amendment to our existing senior secured revolving credit facility which will, among other things, suspend our compliance with the debt-to-EBITDA ratio and other financial covenants in the existing credit agreement over the next 24 months and replace them with minimum performance targets at levels consistent with the current coal market environment.  We will also receive a $1 billion, six-year term loan facility, which will contain no financial maintenance covenants, and the maximum borrowing capacity of the revolving credit facility will be reduced from $2 billion to $1 billion. We will use the proceeds of the term loan to retire the outstanding $450.0 million aggregate principal amount of 6 ¾% Senior Notes due 2013 issued by Arch Western Finance, LLC (“Arch Western Finance”), our indirect subsidiary.

On May 1, 2012, Arch Western Finance commenced a cash tender offer for any and all of its outstanding senior notes.  In connection with the tender offer, Arch Western Finance is soliciting consents from the holders of the senior notes for certain proposed amendments to the indenture governing the notes that would eliminate most of the covenants and certain default provisions applicable to the senior notes, as well as reduce the minimum notice period in the optional redemption provision of the senior notes from 30 days to three days. If Arch Western Finance purchases less than all of the outstanding senior notes in the tender offer, it intends to redeem any senior notes that remain outstanding.  The terms and conditions of the tender offer and consent solicitation are described in an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Consent and Letter of Transmittal (the “Letter of Transmittal”), which have been sent to holders of the senior notes.  Arch Western Finance’s obligations to accept any senior notes tendered and to pay the applicable consideration for them are set forth solely in the Statement and the Consent and Letter of Transmittal.  This Quarterly Report on Form 10-Q is not an offer to purchase, a solicitation of an offer to sell, or a solicitation of consents with respect to any securities.  Neither we nor Arch Western Finance is making any recommendation in connection with the tender offer and the consent solicitation.  The Consent Solicitation expires on May 14, 2012, prior to which the consideration for each $1,000 of principal is $1,002.50. For notes tendered after the expiration of the Consent Solicitation and before May 29, 2012, the end of the tender offer, the consideration for each $1,000 of principal is $972.50.

Our strategy to maintaining our liquidity in the near term includes a reduction of our dividend from $0.11 to $0.03 per share.

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

	March 31,	December 31,
	2012	2011
	(In thousands)
Indebtedness to banks under credit facilities	$515,300	$481,300
6.75% senior notes ($450.0 million face value) due July 1, 2013	450,809	450,971
8.75% senior notes ($600.0 million face value) due August 1, 2016	589,463	588,974
7.00% senior notes due June 15, 2019 at par	1,000,000	1,000,000
7.25% senior notes due October 1, 2020 at par	500,000	500,000
7.25% senior notes due June 15, 2021 at par	1,000,000	1,000,000
Other	14,580	21,903
	4,070,152	4,043,148
Less current maturities of debt and short-term borrowings	102,356	280,851
Long-term debt	$3,967,796	$3,762,297

The Company’s average borrowing level under lines of credit and short term borrowings was approximately $489 million and $60 million for the three months ended March 31, 2012 and 2011, respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31
	2011	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$54,990	$86,145
Investing activities	(83,750)	(93,529)
Financing activities	8,381	(16,989)

Cash provided by operating activities decreased in the first quarter of 2012 compared to 2011, driven by lower operating income.

We used less cash in investing activities in the first quarter of 2012 compared to the amount used in 2011, primarily due to the disposition of non-core assets and a decrease in investments and prepaid royalties in 2012. These factors were offset by an increase in capital expenditures,  we spent approximately $37 million during the first quarter of 2012 on the development of the Leer mine, previously the Tygart Valley mine.

Cash provided by financing activities was $8.4 million in the first quarter of 2012, compared to the cash used in financing activities during 2011 of $17.0 million due to an increase in borrowings under lines of credit of $29.3 million, partially offset by an increase in dividends paid of $7.1 million, due to an increase in shares outstanding as a result of the shares issued in 2011 to finance the ICG acquisition and an increase of $0.01 in the dividend rate.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31
	2012	2011
Ratio of earnings to combined fixed charges and preference dividends(1)	0.74x	2.84x

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, long-term coal contract portfolio through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. At March 31, 2012, our commitments for 2012 and 2013 are as follows:

	2012		2013
	Tons	$ per ton	Tons	$ per ton
Sales Volume (in millions tons)
Thermal	128 - 134
Met	8 - 8.5
Total	136 - 142.5

Powder River Basin
Committed, Priced	98.5	$14.10	52.8	$14.98
Committed, Unpriced	3.4		11.5
Average Cash Cost		$11.50 - $12.50

Western Bituminous
Committed, Priced	13.9	$36.32	10.3	$39.63
Committed, Unpriced	0.1		—
Average Cash Cost		$24.00 - $27.00

Appalachia
Committed, Priced Thermal	9.7	$68.02	4.2	$64.01
Committed, Unpriced Thermal	0.3		—
Committed, Priced Metallurgical	6.0	$126.64	0.2	$111.13
Committed, Unpriced Metallurgical	0.3		0.1
Average Cash Cost		$68.00 - $73.00

Illinois Basin
Committed, Priced	2.2	$41.28	1.5	$43.36
Average Cash Cost		$ 32.00 - $35.00

Corporate (in $ millions)
D,D&A		$520 - $550
S,G&A		$125 - $135
Interest Expense		$290 - $300
Capital Expenditures		$410 - $440

We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2012. With respect to our coal trading portfolio at March 31, 2012 the potential for loss of future earnings resulting from changing coal prices was insignificant. The estimated future realization of the value of the trading portfolio is $4.3 million of losses in the remainder of 2012 and $2.2 million of losses in 2013.

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

During the year ended March 31, 2012, VaR for our coal trading and risk management positions that are recorded at fair value through earnings ranged from under $1.8 million to $4.1 million. The linear mean of each daily VaR was $3.0 million. The final VaR at March 31, 2012 was $2.5 million. We have also entered into positions for risk management purposes for which we could not elect hedge accounting.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 75 million to 80 million gallons of diesel fuel annually in our operations. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At March 31, 2012 the Company had protected the price of approximately 85% of its expected purchases for remainder of fiscal year 2012 and approximately 55% of our purchases for the first quarter of 2013, mostly through the use of the derivative instruments noted above. The heating oil options do not qualify for hedge accounting.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2012, of our $4.1 billion principal amount of debt outstanding, approximately $515 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would result in an annualized increase in interest expense of $1.3 million, based on borrowing levels at March31, 2012.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On June 15, 2011, we completed our acquisition of ICG.  While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the ICG acquisition, it will take time for us to fully complete the integration of ICG’s information systems and personnel with ours.  Integration efforts are continuing as of March 31, 2012.

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

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviewed the “Recommended Determination” issued by the EPA Region 3. By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion. On January 13, 2011, the EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit. The court has been notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to the EPA’s “Final Determination” currently pending in federal court in Washington, DC.  As described more fully below, the federal court in Washington DC, by Memorandum and Opinion and separate Order, each dated March 23, 2012, granted Mingo Logan’s motion for summary judgment, vacated EPA’s Final Determination and found valid and in full force Mingo Logan’s Section 404 permit.  On April 5, 2012, Mingo Logan moved to lift the stay referenced above.  The motion is pending before the court.

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

Pursuant to a scheduling order for summary disposition of the case, motions and cross-motions for summary judgment by both parties were filed. On November 30, 2011, the court heard arguments from the parties limited only to the threshold issue of whether the EPA had the authority under Section 404(c) of the Clean Water Act to withdraw the specification of the disposal site after the Corps had already issued a permit under Section 404(a). The court deferred consideration of the remaining issue (i.e. whether the EPA’s “Final Determination” is otherwise lawful) until after consideration of the threshold issue.  On March 23, 2012, the court entered an Order and a Memorandum Opinion granting Mingo Logan’s motion for summary judgment, denying EPA’s cross-motion for summary judgment, vacating the Final Determination and ordering that Mingo Logan’s Section 404 permit remains valid and in full force.  The order entering judgment for Mingo Logan and against EPA is final and appealable.

Allegheny Energy Contract Matter

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

At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future nondelivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. The trial court awarded total damages and interest in the amount of $104.1 million. ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions. The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest. The parties appealed the lower court’s decision to the Superior Court of Pennsylvania. Wolf Run and Hunter Ridge have filed an appeal bond in the amount of $124.9 million. Briefing is complete and oral argument is scheduled for May 16, 2012.

Saratoga Class Action Matter

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

ICG Hazard

The Sierra Club, on December 3, 2010, filed a Notice of Intent (“NOI”) to sue ICG Hazard, LLC (“Hazard”) alleging violations of the Clean Water Act and the Surface Mining Control and Reclamation Act of 1977 at Hazard’s Thunder Ridge surface mine. The NOI, which was supplemented by a revised filing on February 24, 2011, claims that Hazard is discharging selenium and contributing to conductivity levels in the receiving streams in violation of state and federal regulations. On May 24, 2011, the Sierra Club sued Hazard in U.S. District Court for the Eastern District of Kentucky under the Citizens Suit provisions of the Clean Water Act and the Surface Mining Control and Reclamation Act seeking civil penalties, injunctive relief and attorneys’ fees.  On February 17, 2012, ICG Hazard filed a motion for summary judgment.  Also on February 17, 2012, the Sierra Club filed a competing motion for summary judgment.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2012, there were [                    ] shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2012. Based on the closing price of our common stock as reported on the New York Stock Exchange on April [    ], 2012, the approximate dollar value of our common stock that may yet be purchased under this program was $XX million.

Item 4.            Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Item 6.            Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of Non-Qualified Stock Option Agreement
10.2	Form of Restricted Stock Unit Contract
10.3	Form of Restricted Stock Unit Contract for Non-Employee Directors
10.4	Form of Performance Unit Contract
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer

May 10, 2012