Form 10-Q/A
period 2012-03-31
ARCH COAL INC
filed 2012-05-11
CIK 1037676

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

Explanatory Note

Arch Coal, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 10, 2012 (the “Original Report”), solely for the purposes of (i) correcting certain numbers contained in Note 17 in the Original Report to conform to the financial statements reported herein and (ii) correcting the inadvertent omission in the Original Report of the number of shares, and total dollar value of such shares, available for purchase under the Company’s share repurchase program.  This Amendment amends and restates in their entirety Item 1 of Part I, Item 2 of Part II and Item 6 of Part II of the Original Report.

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

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2012

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$498,728	$540,923	$—	$1,039,651

Costs, expenses and other
Cost of sales	2,964	425,009	448,054	(25,156)	850,871
Depreciation, depletion and amortization	1,217	100,006	38,744	(1)	139,966
Amortization of acquired sales contracts, net	—	(13,201)	(816)	—	(14,017)
Selling, general and administrative expenses	18,642	1,987	12,046	(1,814)	30,861
Change in fair value of coal derivatives and coal trading activities, net	—	(3,613)	—	—	(3,613)
Other operating (income) expense, net	(3,110)	(37,700)	(4,659)	26,971	(18,498)

	19,713	472,488	493,369	—	985,570

Income from investment in subsidiaries	77,312	—	—	(77,312)	—

Income from operations	57,599	26,240	47,554	(77,312)	54,081

Interest expense, net:
Interest expense	(82,096)	(1,179)	(11,344)	19,847	(74,772)
Interest income	4,827	248	15,793	(19,847)	1,021
	(77,269)	(931)	4,449	—	(73,751)

Income (loss) before income taxes	(19,670)	25,309	52,003	(77,312)	(19,670)
Benefit from income taxes	(22,660)	—	1,581	—	(21,079)

Net income	2,990	25,309	50,422	(77,312)	1,409
Less: Net income attributable to noncontrolling interest	(203)	—	—	—	(203)

Net income attributable to Arch Coal	$2,787	$25,309	$50,422	$(77,312)	$1,206

Total comprehensive income	$3,948	$27,242	$54,831	$(77,312)	$8,709

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$338,533	$534,405	$—	$872,938

Costs, expenses and other
Cost of sales	3,279	251,884	423,323	(24,802)	653,684
Depreciation, depletion and amortization	672	43,277	39,588	—	83,537
Amortization of acquired sales contracts, net	—	—	5,944	—	5,944
Selling, general and administrative expenses	20,336	1,883	9,913	(1,697)	30,435
Change in fair value of coal derivatives and coal trading activities, net	—	(1,784)	—	—	(1,784)
Other operating (income) expense, net	(4,567)	(27,456)	4,408	26,499	(1,116)

	19,720	267,804	483,176	—	770,700

Income from investment in subsidiaries	125,003	—	—	(125,003)	—

Income from operations	105,283	70,729	51,229	(125,003)	102,238

Interest expense, net:
Interest expense	(40,621)	(714)	(10,982)	17,737	(34,580)
Interest income	3,742	296	14,445	(17,737)	746
	(36,879)	(418)	3,463	—	(33,834)

Income (loss) before income taxes	68,404	70,311	54,692	(125,003)	68,404
Benefit from income taxes	12,530	—	—	—	12,530

Net income	55,874	70,311	54,692	(125,003)	55,874
Less: Net income attributable to noncontrolling interest	(273)	—	—	—	(273)

Net income attributable to Arch Coal	$55,601	$70,311	$54,692	$(125,003)	$55,601

Total comprehensive income	$66,372	$70,253	$52,949	$(125,003)	$64,571

Condensed Consolidating Balance Sheets

March 31, 2012

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$35,196	$308	$82,266	$—	$117,770
Restricted cash-retirement of ICG obligations	8,866	—	—	—	8,866
Receivables	46,832	20,771	295,844	(1,733)	361,714
Inventories	—	256,896	231,790	—	488,686
Other	108,080	79,817	14,186	—	202,083
Total current assets	198,974	357,792	624,086	(1,733)	1,179,119

Property, plant and equipment, net	29,966	6,367,590	1,495,177	—	7,892,733
Investment in subsidiaries	8,886,286	—	—	(8,886,286)	—
Intercompany receivables	(1,443,557)	(41,436)	1,484,993	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	450,008	626,788	16,470	—	1,093,266
Total other assets	8,117,737	585,352	1,501,463	(9,111,286)	1,093,266
Total assets	$8,346,677	$7,310,734	$3,620,726	$(9,113,019)	$10,165,118

Liabilities and Stockholders’ Equity
Accounts payable	$26,036	$134,697	$133,608	$—	$294,341
Accrued expenses and other current liabilities	98,109	110,821	159,289	(1,733)	366,486
Current maturities of debt and short-term borrowings	10,876	1,180	90,300	—	102,356
Total current liabilities	135,021	246,698	383,197	(1,733)	763,183
Long-term debt	3,514,463	2,524	450,809		3,967,796
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	891	142,014	289,715	—	432,620
Accrued pension benefits	21,409	4,001	23,968	—	49,378
Accrued postretirement benefits other than pension	13,731	6,272	22,781	—	42,784
Accrued workers’ compensation	21,350	45,823	6,839	—	74,012
Deferred income taxes	905,635	76,961	—	—	982,596
Other noncurrent liabilities	150,013	64,098	54,474	—	268,585
Total liabilities	4,762,513	588,391	1,456,783	(226,733)	6,580,954
Redeemable noncontrolling interest	11,739	—	—	—	11,739
Stockholders’ equity	3,572,425	6,722,343	2,163,943	(8,886,286)	3,572,425
Total liabilities and stockholders’ equity	$8,346,677	$7,310,734	$3,620,726	$(9,113,019)	$10,165,118

Condensed Consolidating Balance Sheets

December 31, 2011

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$61,375	$332	$76,442	$—	$138,149
Restricted cash-retirement of ICG obligations	10,322	—	—	—	10,322
Receivables	65,187	22,037	383,572	(1,617)	469,179
Inventories	—	207,050	170,440	—	377,490
Other	81,732	83,122	22,780	—	187,634
Total current assets	218,616	312,541	653,234	(1,617)	1,182,774
Property, plant and equipment, net	21,241	6,403,658	1,524,251	—	7,949,150
Investment in subsidiaries	8,805,731	—	—	(8,805,731)	—
Intercompany receivables	(1,457,864)	7,010	1,450,854	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	184,266	884,613	13,156	—	1,082,035
Total other assets	7,757,133	891,623	1,464,010	(9,030,731)	1,082,035
Total assets	$7,996,990	$7,607,822	$3,641,495	$(9,032,348)	$10,213,959

Liabilities and Stockholders’ Equity
Accounts payable	$25,409	$175,196	$183,177	$—	$383,782
Accrued expenses and other current liabilities	75,133	115,685	166,834	(1,617)	356,035
Current maturities of debt and short-term borrowings	172,564	1,987	106,300	—	280,851
Total current liabilities	273,106	292,868	456,311	(1,617)	1,020,668
Long-term debt	3,308,674	2,652	450,971		3,762,297
Note payable to Arch Coal	—	—	225,000	(225,000)	—
Asset retirement obligations	877	140,861	305,046	—	446,784
Accrued pension benefits	19,198	4,203	24,843	—	48,244
Accrued postretirement benefits other than pension	13,843	6,271	22,195	—	42,309
Accrued workers’ compensation	17,272	48,111	6,565	—	71,948
Deferred income taxes	621,483	355,270	—	—	976,753
Other noncurrent liabilities	152,963	64,795	37,624	—	255,382
Total liabilities	4,407,416	915,031	1,528,555	(226,617)	6,624,385
Redeemable noncontrolling interest	11,534	—	—	—	11,534
Stockholders’ equity	3,578,040	6,692,791	2,112,940	(8,805,731)	3,578,040
Total liabilities and stockholders’ equity	$7,996,990	$7,607,822	$3,641,495	$(9,032,348)	$10,213,959

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(unaudited)

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(18,535)	$34,078	$39,447	$—	$54,990
Investing Activities
Change in restricted cash	1,455	—	—	—	1,455
Capital expenditures	(1,177)	(73,657)	(18,437)	—	(93,271)
Proceeds from dispositions of property, plant and equipment	—	546	21,559	—	22,105
Purchases of investments and advances to affiliates	(3,619)	(3,488)	—	1,330	(5,777)

Additions to prepaid royalties	—	(4,818)	(3,444)		(8,262)

Cash used in investing activities	(3,341)	(81,417)	(322)	1,330	(83,750)
Financing Activities
Payments to retire ICG debt	—	(1,330)	—	—	(1,330)

Net decrease in borrowings under lines of credit and commercial paper program	34,000	—	—	—	34,000
Net proceeds from other debt	(5,993)	—	—	—	(5,993)
Debt financing costs	(54)	—	(46)	—	(100)
Dividends paid	(23,327)	—	—	—	(23,327)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(14,060)	47,315	(33,255)	—	—
Cash provided by (used in) financing activities	(4,303)	47,315	(33,301)	(1,330)	8,381
Increase (decrease) in cash and cash equivalents	(26,179)	(24)	5,824	—	(20,379)
Cash and cash equivalents, beginning of period	61,375	332	76,442	—	138,149
Cash and cash equivalents, end of period	$35,196	$308	$82,266	$—	$117,770

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor
	Parent/Issuer	Subsidiaries	Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(75,477)	$144,796	$16,826	$86,145
Investing Activities
Capital expenditures	(900)	(23,615)	(14,196)	(38,711)
Proceeds from dispositions of property, plant and equipment	—	502	14	516
Purchases of investments and advances to affiliates	(9,529)	(24,890)	—	(34,419)
Additions to prepaid royalties	—	(20,915)	—	(20,915)
Cash used in investing activities	(10,429)	(68,918)	(14,182)	(93,529)
Financing Activities
Net decrease in borrowings under lines of credit and commercial paper program	—	—	3,681	3,681
Net proceeds from other debt	(5,161)	—	—	(5,161)
Debt financing costs	—	—	(8)	(8)
Dividends paid	(16,269)	—	—	(16,269)
Issuance of common stock under incentive plans	768	—	—	768
Transactions with affiliates, net	95,911	(75,893)	(20,018)	—
Cash provided by (used in) financing activities	75,249	(75,893)	(16,345)	(16,989)
Increase (decrease) in cash and cash equivalents	(10,657)	(15)	(13,701)	(24,373)
Cash and cash equivalents, beginning of period	13,713	64	79,816	93,593
Cash and cash equivalents, end of period	$3,056	$49	$66,115	$69,220

PART II

OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2012, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2012. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 7, 2012 the approximate dollar value of our common stock that may yet be purchased under this program was $88.3 million.

Item 6.           Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

+	10.1	Form of Non-Qualified Stock Option Agreement
+	10.2	Form of Restricted Stock Unit Contract
+	10.3	Form of Restricted Stock Unit Contract for Non-Employee Directors
+	10.4	Form of Performance Unit Contract
+	12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
	31.1	Rule 13a-14(a)/15d-14(a) Certification of John Eaves.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
	32.1	Section 1350 Certification of John Eaves.
	32.2	Section 1350 Certification of John T. Drexler.
+	95	Mine Safety Disclosure Exhibit
	101	Interactive Data File

+              Previously filed as an exhibit to Arch Coal, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed on May 10, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer

May 11, 2012