Form 10-Q
period 2012-09-30
ARCH COAL INC
filed 2012-11-08
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

At October 31, 2012 there were 212,277,465 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues	$1,087,618	$1,198,673	$3,190,807	$3,057,139
Costs, expenses and other
Cost of sales	896,809	952,850	2,628,939	2,322,124
Depreciation, depletion and amortization	126,838	139,547	399,672	320,320
Amortization of acquired sales contracts, net	(4,093)	(12,698)	(22,561)	(5,492)
Change in fair value of coal derivatives and coal trading activities, net	5,840	8,360	(29,827)	9,248
Selling, general and administrative expenses	33,266	33,275	99,305	92,749
Legal contingencies	(79,532)	—	(79,532)	—
Mine closure and asset impairment costs	(2,194)	—	523,568	7,316
Goodwill impairment	—	—	115,791	—
Acquisition and transition costs - ICG	—	4,694	—	46,044
Other operating income, net	(25,276)	(3,611)	(45,605)	(9,018)
	951,658	1,122,417	3,589,750	2,783,291
Income (loss) from operations	135,960	76,256	(398,943)	273,848
Interest expense, net:
Interest expense	(75,710)	(77,694)	(229,210)	(154,523)
Interest income	1,459	840	3,568	2,341
	(74,251)	(76,854)	(225,642)	(152,182)
Other nonoperating expense
Bridge financing costs related to ICG	—	—	—	(49,490)
Net loss resulting from early retirement and refinancing of debt	—	(1,708)	(19,042)	(1,958)
	—	(1,708)	(19,042)	(51,448)
Income (loss) before income taxes	61,709	(2,306)	(643,627)	70,218
Provision for (benefit from) income taxes	15,958	(11,427)	(255,363)	(1,407)
Net income (loss)	45,751	9,121	(388,264)	71,625
Less: Net income attributable to noncontrolling interest	—	(231)	(268)	(822)
Net income (loss) attributable to Arch Coal, Inc.	$45,751	$8,890	$(388,532)	$70,803
Earnings per common share
Basic earnings (loss) per common share	$0.22	$0.04	$(1.83)	$0.39
Diluted earnings (loss) per common share	$0.22	$0.04	$(1.83)	$0.39
Weighted average shares outstanding
Basic	212,053	211,337	211,931	182,898
Diluted	212,076	211,974	211,931	183,850
Dividends declared per common share	$0.03	$0.11	$0.17	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net income (loss)	$45,751	$9,121	$(388,264)	$71,625
Other comprehensive income (loss), net of income taxes:
Pension, postretirement and other post-employment benefits	(615)	386	(3,795)	1,249
Unrealized gains (losses) on available-for-sale securities	(555)	(569)	(241)	(1,256)
Unrealized gains and losses on derivatives, net of reclassifications into net income:
Unrealized gains (losses) on derivatives	65	(3,671)	2,816	2,703
Reclassifications of (gains) losses into net income	(347)	(3,575)	3,960	(10,059)
Total other comprehensive income (loss)	(1,452)	(7,429)	2,740	(7,363)
Total comprehensive income (loss)	$44,299	$1,692	$(385,524)	$64,262

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$550,756	$138,149
Restricted cash	3,450	10,322
Short term investments	99,359	—
Trade accounts receivable	277,634	380,595
Other receivables	71,114	88,584
Inventories	391,526	377,490
Prepaid royalties	12,120	21,944
Deferred income taxes	65,395	42,051
Coal derivative assets	40,837	13,335
Other	67,495	110,304
Total current assets	1,579,686	1,182,774
Property, plant and equipment, net	7,372,063	7,949,150
Other assets
Prepaid royalties	85,842	86,626
Goodwill	480,312	596,103
Equity investments	237,645	225,605
Other	180,306	173,701
Total other assets	984,105	1,082,035
Total assets	$9,935,854	$10,213,959
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$304,442	$383,782
Coal derivative liabilities	3,498	7,828
Accrued expenses and other current liabilities	355,448	348,207
Current maturities of debt and short-term borrowings	115,695	280,851
Total current liabilities	779,083	1,020,668
Long-term debt	4,465,445	3,762,297
Asset retirement obligations	426,044	446,784
Accrued pension benefits	45,160	48,244
Accrued postretirement benefits other than pension	41,061	42,309
Accrued workers’ compensation	85,251	71,948
Deferred income taxes	746,079	976,753
Other noncurrent liabilities	182,464	255,382
Total liabilities	6,770,587	6,624,385
Redeemable noncontrolling interest	—	11,534
Stockholders’ Equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,759 and 213,183 shares at September 30, 2012 and December 31, 2011, respectively	2,141	2,136
Paid-in capital	3,024,435	3,015,349
Treasury stock, at cost	(53,848)	(53,848)
Retained earnings	197,749	622,353
Accumulated other comprehensive loss	(5,210)	(7,950)
Total stockholders’ equity	3,165,267	3,578,040
Total liabilities and stockholders’ equity	$9,935,854	$10,213,959

The accompanying notes are an integral part of the condensed consolidated financial statements

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$(388,264)	$71,625
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	399,672	320,320
Amortization of acquired sales contracts, net	(22,561)	(5,492)
Bridge financing costs related to ICG	—	49,490
Net loss resulting from early retirement of debt and refinancing activities	19,042	1,958
Noncash mine closure and asset impairment costs	501,942	7,316
Goodwill impairment	115,791	—
Prepaid royalties expensed	19,802	26,880
Employee stock-based compensation expense	9,435	9,019
Amortization relating to financing activities	14,345	9,854
Changes in:
Receivables	102,252	(35,874)
Inventories	(16,635)	(23,716)
Coal derivative assets and liabilities	(29,523)	15,199
Accounts payable, accrued expenses and other current liabilities	(51,968)	3,742
Income taxes, net	22,048	(21,971)
Deferred income taxes	(255,530)	17,062
Other	(83,453)	25,955
Cash provided by operating activities	356,395	471,367
Investing activities
Acquisition of ICG, net of cash acquired	—	(2,894,339)
Change in restricted cash	6,872	(5,939)
Capital expenditures	(303,968)	(215,899)
Proceeds from dispositions of property, plant and equipment	22,624	25,133
Purchases of short term investments	(99,628)	—
Investments in and advances to affiliates	(12,685)	(56,827)
Purchase of noncontrolling interest	(17,500)	—
Additions to prepaid royalties	(9,192)	(26,135)
Cash used in investing activities	(413,477)	(3,174,006)
Financing activities
Proceeds from the issuance of senior notes	—	2,000,000
Proceeds from term note	1,386,000	—
Proceeds from the issuance of common stock, net	—	1,267,776
Payments to retire debt	(452,806)	(604,096)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(381,300)	283,096
Payments on term note	(3,500)	—
Net payments on other debt	(13,078)	(8,792)
Debt financing costs	(34,686)	(114,587)
Dividends paid	(36,072)	(57,470)
Issuance of common stock under incentive plans	5,131	1,628
Cash provided by financing activities	469,689	2,767,555
Increase in cash and cash equivalents	412,607	64,916
Cash and cash equivalents, beginning of period	138,149	93,593
Cash and cash equivalents, end of period	$550,756	$158,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and export markets. On June 15, 2011, the Company acquired International Coal Group, Inc. (“ICG”).  The Company currently operates 15 mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming, Colorado and Utah. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission.

The Company’s subsidiary Arch Western Resources, LLC (“Arch Western”) operates coal mines in Wyoming, Colorado and Utah.  On April 9, 2012, Delta Housing, Inc., a subsidiary of BP p.l.c. and a joint venture partner in Arch Western, exercised their contractual right to require the Company to purchase their 0.5% common and their preferred membership interests in Arch Western.  The negotiated purchase amount of $17.5 million was paid on July 2, 2012.

2. Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3.  Debt

	September 30, 2012	December 31, 2011
	(In thousands)
Indebtedness to banks under credit facilities	$100,000	$481,300
Term loan ($1.4 billion face value) due 2018	1,383,375	—
6.75% senior notes ($450.0 million face value) due 2013	—	450,971
8.75% senior notes ($600.0 million face value) due 2016	590,475	588,974
7.00% senior notes due 2019 at par	1,000,000	1,000,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	7,290	21,903
	4,581,140	4,043,148
Less current maturities of debt and short-term borrowings	115,695	280,851
Long-term debt	$4,465,445	$3,762,297

The current maturities of debt include contractual maturities and amounts borrowed under our revolving credit facility and accounts receivable securitization program that the Company does not intend to refinance on a long-term basis, based on cash projections and management’s plans.

On May 16, 2012, the Company entered into an amendment to its senior secured revolving credit facility that amended certain financial maintenance covenants, suspending the Company’s compliance with the debt-to-EBITDA ratio, easing other financial covenants through September 2014 and adding defined minimum EBITDA targets.  The maximum borrowing capacity of the revolving credit facility was reduced from $2 billion to $600 million.  In conjunction with the amendment, the Company borrowed $1.4 billion under a six-year secured term loan facility, issued at a 1% discount. The term loan contains no financial maintenance covenants, is prepayable and is secured by the same assets as borrowings under the revolving credit facility.  Quarterly principal payments of $3.5 million are due beginning in September 2012, plus interest at a rate of the greater of a LIBOR-based rate or 1.25%, plus 450 basis points.  The proceeds of the term loan were used to retire all outstanding borrowings under the revolving credit facility and the outstanding $450.0 million principal amount of 6.75% Senior Notes due 2013 issued by Arch Western Finance, LLC (“Arch Western Finance”), the Company’s indirect subsidiary.

On May 16, 2012, Arch Western Finance accepted for purchase an aggregate of approximately $304.0 million principal amount of its 6.75% Senior Notes due 2013 in an initial settlement pursuant to the terms of its tender offer and consent solicitation, which commenced on May 1, 2012, and called for redemption all of the remaining notes outstanding after the completion of the tender offer.  The consideration for each $1,000 of principal purchased under the tender offer and consent solicitation was $1,002.50, for a total purchase consideration of $304.8 million.  On May 30, 2012, the remaining notes with an outstanding principal amount of $146.0 million were redeemed at par value.

The Company incurred financing costs of $27.4 million in conjunction with the term loan, which have been deferred on the balance sheet.  The Company wrote off $17.3 million of the $24.8 million of previously deferred financing costs relating to the reduction in capacity of the senior secured revolving credit facility and $1.1 million related to the redemption of the 6.75% Senior Notes due 2013, offset by the $0.8 million of unamortized issue premium on the notes.  The write-off of deferred financing fees, along with other transaction fees associated with these transactions, is reflected in “Loss on extinguishment and refinancing of debt” in the condensed consolidated statements of operations.

Since May, when borrowings under the revolving credit facility were retired with the proceeds of the term loan, we have borrowed only under the accounts receivable securitization program. At September 30, 2012, the available borrowing capacity under our lines of credit was approximately $366 million.

4.  Mine Closure and Asset Impairment Costs

In response to decreasing demand for thermal coal, the Company made the decision in the second quarter of 2012 to close four mining complexes and to temporarily idle a fifth complex, all acquired with ICG. The company also curtailed production at other Appalachia mines.  These actions resulted in a total workforce reduction of approximately 750 positions.  The operations had ceased production prior to June 30, 2012, but continued to ship from inventory in the third quarter of 2012.  The Company will incur customary annual maintenance costs related to these properties in the future.  The terms of customer contracts will be fulfilled by other operations.

The following costs are reflected in the line “Mine closure and asset impairment costs” on the condensed consolidated statements of operations for the nine months ended September 30, 2012:

Parts and supplies inventory writedown	$2,598
Impairment of property, plant and equipment	95,641
Impairment of coal properties and deferred development costs	403,279
Royalty obligations	11,546
Employee termination benefits	12,274
Pension, postretirement and occupational disease curtailment gain, net (see notes 13 and 14)	(1,770)
$523,568

The fair value of the closed or idled operations’ property, plant and equipment of approximately $51 million was based on the analysis of the marketability of thermal coal properties in the current market environment and our ability to redeploy equipment to other facilities.

The majority of the employee termination benefits were paid in the third quarter of 2012.  The royalty obligations represent minimum payments on various leases and will be paid over the remaining term of the leases, through 2016.

The announcement of the closures triggered an actuarial curtailment under the Company’s sponsored pension, post-retirement medical and black lung benefit programs. Certain employees were informed that they would be terminated effective August 21, 2012, which triggered the recognition of the remaining pension plan curtailment impact in the third quarter of 2012, a curtailment gain of $2.2 million.

5. Investments in Available-for-Sale Securities

From the proceeds of the term loan discussed in Note 3, “Debt”, the Company invested in marketable debt securities, primarily highly liquid AA - rated corporate bonds, U.S. government and government agency securities.  These investments are held in the custody of a major financial institution.  These securities, along with the Company’s investments in marketable equity securities, are classified as available-for-sale securities  and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

September 30, 2012

					Balance Sheet
					Classification
		Unrealized	Unrealized	Fair	Short-Term
	Cost Basis	Gains	Losses	Value	Investments	Other Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$72,964	$—	$(157)	$72,807	$72,807	$—
Corporate notes and bonds	26,664	—	(112)	26,552	26,552	—
Equity securities	5,271	4,678	(2,514)	7,435	—	7,435
Total Investments	$104,899	$4,678	$(2,783)	$106,794	$99,359	$7,435

December 31, 2011
					Balance Sheet
					Classification
		Unrealized	Unrealized	Recorded	Short-Term
	Cost Basis	Gains	Losses	Basis	Investments	Other Assets
	(In thousands)
Available-for-sale:
Equity securities	$5,268	$4,394	$(2,122)	$7,540	$—	$7,540
Total Investments	$5,268	$4,394	$(2,122)	$7,540	$—	$7,540

Most of the debt securities have maturity dates in 2013, and the remainder mature in the first quarter of 2014.  The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

6.  Goodwill

During the second quarter of 2012, a significant drop in the Company’s stock price, combined with continuing weak demand for thermal coal during the quarter and the Company’s resulting production cuts, indicated that the fair value of the Company’s goodwill could be less than its carrying value.  Accordingly, the Company performed the first step of the two-step goodwill impairment test as of June 30, 2012.  The fair values of the reporting units were determined using a discounted cash flow (“DCF”) technique.  A number of significant assumptions and estimates were involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate and projections of sales volumes, selling prices and costs to produce.

The value of the Company’s Black Thunder reporting unit in the Powder River Basin, where $115.8 million of goodwill had been allocated, is sensitive to market demand for thermal coal. The further weakening in thermal coal markets significantly impacted the projected demand for and pricing of coal produced at Black Thunder.  In step one of the goodwill impairment testing, the fair value of the Black Thunder reporting unit did not exceed its carrying value, primarily due to the impact of lower demand on near term sales volumes and pricing.  The second step of the test requires that we determine the fair value of Black Thunder’s goodwill, which involves determining the value of Black Thunder’s assets and liabilities.  The Company is in the process of completing this valuation.  Based on initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book values, the Company recorded a preliminary impairment charge for the entire $115.8 million carrying value of Black Thunder’s goodwill during the second quarter of 2012.

The goodwill amounts allocated to certain reporting units in the Company’s Appalachia segment are sensitive to volatility in the demand for metallurgical coal.  Should metallurgical coal markets weaken from the estimates used in the first step of the impairment test, affecting the estimates of volumes and pricing of metallurgical coal from the Company’s operations, it could cause the fair value of the reporting units to be less than their carrying value, requiring us to perform step 2 of the test for impairment.

7. Equity Investments and Membership Interests in Joint Ventures

The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Below are the equity method investments reflected in the condensed consolidated balance sheets:

In thousands	Knight Hawk Holdings, LLC	DKRW Advanced Fuels, LLC	Dominion Terminal Associates	Tenaska Trailblazer Partners, LLC	Millennium Bulk Terminals, LLC	Tongue River Holding Company, LLC	Total
Balance at December 31, 2011	$135,225	$19,715	$16,086	$15,266	$26,324	$12,989	$225,605
Investments in affiliates	—	—	—	—	—	—	—
Advances to (distributions from) affiliates, net	(5,342)	—	3,230	—	5,853	1,708	5,449
Equity in comprehensive income (loss)	16,033	(3,457)	(3,625)	(2)	(2,358)	—	6,591
Balance at September 30, 2012	$145,916	$16,258	$15,691	$15,264	$29,819	$14,697	$237,645
Notes receivable from investees:
Balance at December 31, 2011	$—	$30,751	$—	$5,059	$—	$—	$35,810
Balance at September 30, 2012	$—	$36,402	$—	$5,076	$—	$—	$41,478

The Company may be required to make future contingent payments of up to $72.9 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and construction financing.

8. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 73 to 78 million gallons of diesel fuel for use in its operations during 2012. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options, and in the past, heating oil swaps. At September 30, 2012, the Company had protected the price of approximately 80% of its expected purchases for the remainder of 2012 and 67% of its 2013 purchases. At September 30, 2012, the Company had purchased heating oil call options for approximately 63.5 million gallons for the purpose of managing the price risk associated with future diesel purchases.

During the first quarter of 2012, the Company determined the effectiveness of the heating oil options could not be established as of December 31, 2011 and on an ongoing basis.  As a result, the amount remaining in accumulated other comprehensive income of $8.2 million, or $5.2 million net of income taxes, was recorded in earnings, in the “other operating income, net” line on the condensed consolidated statement of operations.

The Company also purchased heating oil call options to hedge the fuel surcharges on its barge and rail shipments that cover increases in diesel fuel prices. These positions reduce the Company’s risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges. At September 30, 2012, the Company held purchased call options for approximately 14 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At September 30, 2012, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2012	2013	2014	2015	Total
Coal sales	2,915	5,713	4,020	720	13,368
Coal purchases	1,851	1,140	900	—	3,891

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $3.6 million of gains in the remainder of 2012 and $1.6 million of losses in 2013.

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

	September 30, 2012			December 31, 2011
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Heating oil—diesel purchases	$—	$—		$8,997	$—
Coal	4,509	(1,679)		1,109	—
Total	4,509	(1,679)		10,106	—
Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	10,913	(57)		—	—
Heating oil — fuel surcharges	2,839	—		1,797	—
Coal — held for trading purposes	27,190	(25,171)		15,505	(19,927)
Coal — risk management	45,739	(13,249)		14,855	(6,035)
Total	86,681	(38,477)		32,157	(25,962)
Total derivatives	91,190	(40,156)		42,263	(25,962)
Effect of counterparty netting	(36,658)	36,658		(18,134)	18,134
Net derivatives as classified in the balance sheets	$54,532	$(3,498)	$51,034	$24,129	$(7,828)	$16,301

		September 30, 2012	December 31, 2011
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$13,695	$10,794
Coal	Coal derivative assets	40,837	13,335
	Coal derivative liabilities	(3,498)	(7,828)
		$51,034	$16,301

The Company had a current liability for the obligation to post cash collateral of $7.4 million at September 30, 2012 and a current asset for the right to reclaim cash collateral of $12.4 million at December 31, 2011. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets”, respectively, in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows for the three month periods ended September 30:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the three months ended September 30

			Gains (Losses) Reclassified
	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		from Other Comprehensive Income into Income (Effective Portion)
	2012	2011	2012	2011
Heating oil — diesel purchases	$—	$(6,386)	$—	$5,122	(2)
Coal sales	259	1,820	542	466	(1)
Coal purchases	(178)	(1,274)	—	—	(2)
Totals	$81	$(5,840)	$542	$5,588

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the three months ended September 30

	Gain (Loss) Recognized
	2012	2011
Coal — unrealized	$(11,328)	$(6,131	)(3)
Coal — realized	$14,072	$166	(4)
Heating oil — diesel purchases	$5,184	$—	(4)
Heating oil — fuel surcharges	$1,092	$(2,501	)(4)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The effects of derivatives on measures of financial performance are as follows for the nine month periods ended September 30:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the nine months ended September 30

			Gains (Losses) Reclassified from
	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		from Other Comprehensive Income into Income (Effective Portion)
	2012	2011	2012	2011
Heating oil — diesel purchases	$—	$1,535	$—	$14,946	(2)
Coal sales	4,983	4,570	1,552	790	(1)
Coal purchases	(1,122)	(2,053)	—	—	(2)
Totals	$3,861	$4,052	$1,552	$15,736

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the nine months ended September 30

	Gain (Loss) Recognized
	2012	2011
Coal — unrealized	$23,670	$(7,550	)(3)
Coal — realized	$25,901	$313	(4)
Heating oil — diesel purchases	$(16,902)	$—	(4)
Heating oil — fuel surcharges	$(1,140)	$(2,501	)(4)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Related to the Company’s trading portfolio, net unrealized and realized gains of $5.5 million and losses of $2.2 million were recognized during the three months ended September 30, 2012 and 2011, respectively. The Company recognized net unrealized and realized gains of $6.2 million and losses of $1.7 million during the nine months ended September 30, 2012 and 2011, respectively, related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at September 30, 2012, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $4.0 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

9. Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Coal	$202,103	$206,517
Repair parts and supplies	178,710	163,527
Work-in-process	10,713	7,446
	$391,526	$377,490

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $11.4 million at September 30, 2012, and $13.1 million at December 31, 2011.

10. Fair Value Measurements

The hierarchy of fair value measurements prioritizes the inputs to valuation techniques used to measure fair value. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•    Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities, U.S Treasury securities, and coal futures that are submitted for clearing on the New York Mercantile Exchange.

•    Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities and commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2012.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investments in marketable securities	$106,794	$58,109	$48,685	$—
Derivatives	54,532	40,884	(47)	13,695
Total assets	$161,326	$98,993	$48,638	$13,695
Liabilities:
Derivatives	$3,498	$—	$1,912	$1,586

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance, beginning of period	$5,109	$6,211
Realized and unrealized losses recognized in earnings, net	4,265	(7,331)
Realized and unrealized losses recognized in other comprehensive income, net	—	—
Purchases	2,869	14,598
Issuances	—	—
Settlements	(134)	(1,369)
Ending balance	$12,109	$12,109

Net unrealized gains during the three month period ended September 30, 2012 related to level 3 financial instruments held on September 30, 2012 was $4.3 million. Net unrealized losses during the nine month period ended September 30, 2012 related to level 3 financial instruments held on September 30, 2012 was $3.1 million.

Fair Value of Long-Term Debt

At both September 30, 2012 and December 31, 2011, the fair value of the Company’s debt, including amounts classified as current, was $4.2 billion. Fair values are based upon observed prices in an active market when available or from valuation models using market information.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Payroll and employee benefits	$80,782	$65,323
Taxes other than income taxes	123,100	133,331
Interest	70,619	55,266
Acquired sales contracts	16,327	38,441
Workers’ compensation	10,155	11,666
Asset retirement obligations	44,178	27,119
Other	10,287	17,061
	$355,448	$348,207

12. Stock-Based Compensation and Other Incentive Plans

During the nine months ended September 30, 2012 the Company granted options to purchase approximately1.3 million shares of common stock with a weighted average exercise price of $13.30 per share and a weighted average grant-date fair value of $5.27 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 0.757%, a weighted average dividend yield of 2.92% and a weighted average volatility of 60.72%. The options’ expected life is 4.5 years and the options vest ratably over three years and provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.

During the nine months ended September 30, 2012, the Company also granted restricted share awards totaling 569,550 shares whose average market price at the time of grant was $13.32. The shares vest over three years.

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant.  Amounts accrued and unpaid for all grants under the plan totaled $11.8 million and $9.6 million as of September 30, 2012 and December 31, 2011, respectively.

13. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$419	$807	$1,458	$1,246
Interest cost	629	619	1,708	1,177
Net amortization	—	(109)	(574)	(370)
Curtailments	—	—	1,933	—
Total occupational disease	1,048	1,317	4,525	2,053
Traumatic injury claims and assessments	7,453	5,207	19,052	10,856
Total workers’ compensation expense	$8,501	$6,524	$23,577	$12,909

14. Employee Benefit Plans

The following table details the components of pension benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$6,156	$4,122	$21,062	$12,367
Interest cost	3,683	4,063	11,755	12,190
Curtailments	—	—	324	—
Expected return on plan assets	(5,508)	(5,453)	(16,523)	(16,359)
Amortization of prior service cost (credit)	273	(47)	200	(142)
Amortization of other actuarial losses	3,248	2,187	11,019	6,561
Net benefit cost	$7,852	$4,872	$27,837	$14,617

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$541	$1,493	$1,629	$2,416
Interest cost	508	1,125	1,519	2,152
Curtailments	(2,212)	—	(4,049)	—
Amortization of prior service cost credits	(2,837)	(636)	(8,708)	(1,773)
Amortization of other actuarial gains	(130)	(775)	(391)	(2,325)
Net benefit cost (credit)	$(4,130)	$1,207	$(10,000)	$470

15. Earnings per Common Share

The following table provides the basis for earnings per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	212,053	211,337	211,931	182,898
Effect of common stock equivalents under incentive plans	23	637	—	952
Diluted weighted average shares outstanding	212,076	211,974	211,931	183,850

The weighted effect of restricted stock, restricted stock units and options for 5.8 million and 3.0 million shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 5.0 million and 2.1 million shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive.

16. Guarantees

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum Coal Company (“Magnum”) to sell certain assets to Magnum.  On July 23, 2008, Patriot Coal Corporation acquired Magnum.   On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum, (collectively, “Patriot”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”).

The Company has agreed to continue to provide surety bonds and letters of credit for certain Magnum obligations, primarily reclamation. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. At September 30, 2012, the Company had $35.3 million of surety bonds remaining related to Magnum properties , however Patriot Coal has posted letters of credit of $16.7 million in the Company’s favor.

On September 20, 2012, Patriot filed a motion in the Bankruptcy Court to reject a master coal sales and services agreement entered into on December 31, 2005 between Arch and Magnum that was established to supply coal for a sales agreement with a customer who did not consent to the assignment of their contract to Magnum. The motion is pending before the court.  The underlying coal sales agreement provides the coal supplier with the ability to either ship coal or to elect to buy out of its monthly obligations at amounts that are predetermined for the remainder of the agreement. The remaining monthly buyout election payments total approximately $64 million, payable if elected through the end of the contract in 2017. If the Bankruptcy Court approves the rejection of the master coal sales agreement, the Company believes it would have the right to source the underlying contract from a variety of alternative sources, including the potential of sourcing it from its operations.  The Company could elect to buy out of the contract obligations, depending on market conditions. The Company does not expect that, if elected, the monthly buyout payments would have a material impact on the Company’s liquidity.

Additionally, a predecessor of the Company entered into a guarantee for the delivery of coal under a contract assigned to Magnum. Patriot’s motion to reject the contract has been approved by the Bankruptcy Court.  If the guarantee is enforceable against the Company, then it may be required to fulfill Magnum’s delivery or payment obligations. The Company does not expect that fulfilling the guarantee would have a material impact on the Company’s liquidity.

Because the Company does not believe that it is probable that it would have to purchase replacement coal to fulfill the customer contract or perform under the guarantee, no losses have been recorded in the consolidated financial statements as of September 30, 2012.

Should Patriot not emerge from bankruptcy, or is incapable of paying retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) to a certain subset of retirees, the Company could become responsible for their retiree medical obligations.  The retirees were employees of certain subsidiaries sold to Magnum and their predecessor entities who retired prior to October 1, 1994. The Company does not have the information necessary to determine the potential amount of such obligations, but does not expect that the annual benefit payments would have a material impact on the Company’s liquidity.

17. Contingencies

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

On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract.  No new substantive claims were asserted.  ICG answered the second amended complaint on October 13, 2009, denying all of the new claims. ICG’s counterclaim was dismissed on motion for summary judgment entered on May 11, 2010.  Allegheny’s claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228.0 million and $377.0 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny’s damage calculations were significantly inflated because they were not determined as of the time of the breach and, in some instances, artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions.  The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest.  The parties appealed the lower court’s decision to the

Superior Court of Pennsylvania.  Wolf Run and Hunter Ridge have filed an appeal bond in the amount of $124.9 million.  On August 13, 2012, the Superior Court of Pennsylvania ruled that the lower court should have calculated damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate the award.  This ruling resulted in a reduction of the Company’s best estimate of the probable loss related to this lawsuit.

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable.  As of September 30, 2012 and December 31, 2011, the Company had accrued $32.3 million and $117.2 million, respectively, for all legal matters, including $4.3 million and $6.3 million classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three and nine month periods ended September 30, 2012 and 2011 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. See discussion of segment assets below. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

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

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2012
Revenues	$406,719	$436,409	$217,963	$26,527	$—	$1,087,618
Income (loss) from operations	38,873	88,695	40,828	(1,298)	(31,138)	135,960
Depreciation, depletion and amortization	43,944	61,596	17,881	2,594	823	126,838
Amortization of acquired sales contracts, net	(589)	(3,711)	—	207	—	(4,093)
Mine closure and asset impairment costs	—	(1,801)	(50)	(210)	(133)	(2,194)
Capital expenditures	5,620	77,772	13,510	3,640	1,353	101,895
Three Months Ended September 30, 2011
Revenues	$394,012	$611,403	$168,795	$24,463	$—	$1,198,673
Income (loss) from operations	38,632	63,350	24,653	(1,487)	(48,892)	76,256
Depreciation, depletion and amortization	42,676	73,420	19,125	3,674	652	139,547
Amortization of acquired sales contracts, net	3,802	(15,701)	—	(832)	33	(12,698)
Mine closure and asset impairment costs	—	—	—	—	—	—
Capital expenditures	20,937	62,121	16,110	4,705	4,300	108,173
Nine Months Ended September 30, 2012
Revenues	$1,130,408	$1,409,776	$562,074	$88,549	$—	$3,190,807
Income (loss) from operations	94,163	(388,563)	85,848	(3,757)	(186,634)	(398,943)
Depreciation, depletion and amortization	122,298	210,789	54,935	9,704	1,946	399,672
Amortization of acquired sales contracts, net	(1,374)	(21,658)	—	471	—	(22,561)
Mine closure and asset impairment costs	—	524,115	129	(437)	(239)	523,568
Total assets	2,234,941	3,846,136	676,057	454,118	2,724,602	9,935,854
Capital expenditures	15,399	222,177	42,761	8,153	15,478	303,968
Nine Months Ended September 30, 2011
Revenues	$1,178,537	$1,336,581	$513,388	$28,633	$—	$3,057,139
Income (loss) from operations	121,118	205,701	95,217	(1,412)	(146,776)	273,848
Depreciation, depletion and amortization	125,532	127,526	61,753	4,210	1,299	320,320
Amortization of acquired sales contracts, net	15,349	(19,907)	—	(934)	—	(5,492)
Mine closure and asset impairment costs	—	7,316	—	—	—	7,316
Total assets	2,240,458	5,241,004	667,658	452,491	1,360,046	9,961,657
Capital expenditures	39,422	108,711	38,003	9,078	20,685	215,899

A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Income (loss) from operations	$135,960	$76,256	$(398,943)	$273,848
Interest expense	(75,710)	(77,694)	(229,210)	(154,523)
Interest income	1,459	840	3,568	2,341
Other nonoperating expense	—	(1,708)	(19,042)	(51,448)
Income (loss) before income taxes	$61,709	$(2,306)	$(643,627)	$70,218

19. Supplemental Condensed Consolidating Financial Information

Pursuant to the indentures governing Arch Coal, Inc.’s senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company’s subsidiaries outside the U.S.):

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,087,618	$—	$—	$1,087,618
Costs, expenses and other
Cost of sales	2,434	922,455	—	(28,080)	896,809
Depreciation, depletion and amortization	1,400	125,429	9	—	126,838
Amortization of acquired sales contracts, net	—	(4,093)	—	—	(4,093)
Legal contingencies	—	(79,532)	—	—	(79,532)
Mine closure and asset impairment costs	—	(2,194)	—	—	(2,194)
Goodwill impairment	—	—	—	—	—
Selling, general and administrative expenses	22,050	11,353	1,783	(1,920)	33,266
Change in fair value of coal derivatives and coal trading activities, net	—	5,840	—	—	5,840
Other operating (income) expense, net	(11,051)	(44,137)	(89)	30,001	(25,276)
	14,833	935,121	1,703	1	951,658
Income from investment in subsidiaries	159,653	—	—	(159,653)	—
Income (loss) from operations	144,820	152,497	(1,703)	(159,654)	135,960
Interest expense, net:
Interest expense	(91,589)	(7,021)	(649)	23,549	(75,710)
Interest income	8,478	14,584	1,946	(23,549)	1,459
	(83,111)	7,563	1,297	—	(74,251)
Other non-operating expense
Bridge financing costs related to ICG	—	—	—	—	—
Net loss resulting from early retirement of ICG debt	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	61,709	160,060	(406)	(159,654)	61,709
Provision for income taxes	15,958	—	—	—	15,958
Net income (loss)	45,751	160,060	(406)	(159,654)	45,751
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Arch Coal, Inc.	$45,751	$160,060	$(406)	$(159,654)	$45,751
Total comprehensive income (loss)	$45,494	$158,864	$(406)	$(159,653)	$44,299

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,190,807	$—	$—	$3,190,807
Costs, expenses and other
Cost of sales	7,691	2,696,114	—	(74,866)	2,628,939
Depreciation, depletion and amortization	3,960	395,688	24	—	399,672
Amortization of acquired sales contracts, net	—	(22,561)	—	—	(22,561)
Legal contingencies	—	(79,532)	—	—	(79,532)
Mine closure and asset impairment costs	—	523,568	—	—	523,568
Goodwill impairment	—	115,791	—	—	115,791
Selling, general and administrative expenses	62,468	36,388	5,871	(5,422)	99,305
Change in fair value of coal derivatives and coal trading activities, net	—	(29,827)	—	—	(29,827)
Other operating (income) expense, net	(7,692)	(105,753)	(12,449)	80,289	(45,605)
	66,427	3,529,876	(6,554)	1	3,589,750
Income from investment in subsidiaries	(316,041)	—	—	316,041	—
Income (loss) from operations	(382,468)	(339,069)	6,554	316,040	(398,943)
Interest expense, net:
Interest expense	(263,428)	(27,815)	(2,382)	64,415	(229,210)
Interest income	19,615	42,557	5,811	(64,415)	3,568
	(243,813)	14,742	3,429	—	(225,642)
Other non-operating expense
Bridge financing costs related to ICG	—	—	—	—	—
Net loss resulting from early retirement of debt	(17,349)	(1,693)	—	—	(19,042)
	(17,349)	(1,693)	—	—	(19,042)
Income (loss) before income taxes	(643,630)	(326,020)	9,983	316,040	(643,627)
Benefit from income taxes	(256,944)	—	1,581	—	(255,363)
Net income (loss)	(386,686)	(326,020)	8,402	316,040	(388,264)
Less: Net income attributable to noncontrolling interest	(268)	—	—	—	(268)
Net income (loss) attributable to Arch Coal, Inc.	$(386,954)	$(326,020)	$8,402	$316,040	$(388,532)
Total comprehensive income (loss)	$(385,185)	$(324,785)	$8,402	$316,044	$(385,524)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,198,673	$—	$—	$1,198,673
Costs, expenses and other
Cost of sales	7,439	971,319	—	(25,908)	952,850
Depreciation, depletion and amortization	720	138,827	—	—	139,547
Amortization of acquired sales contracts, net	—	(12,698)	—	—	(12,698)
Mine closure and asset impairment costs	—	—	—	—	—
Goodwill impairment	—	—	—	—	—
Selling, general and administrative expenses	20,261	13,752	1,058	(1,796)	33,275
Change in fair value of coal derivatives and coal trading activities, net	—	8,360	—	—	8,360
Acquisition and transition costs related to ICG	4,694	—	—	—	4,694
Other operating (income) expense, net	(6,062)	(25,314)	61	27,704	(3,611)
	27,052	1,094,246	1,119	—	1,122,417
Income from investment in subsidiaries	105,198	—	—	(105,198)	—
Income (loss) from operations	78,146	104,427	(1,119)	(105,198)	76,256
Interest expense, net:
Interest expense	(84,044)	(11,060)	(541)	17,951	(77,694)
Interest income	3,592	14,023	1,176	(17,951)	840
	(80,452)	2,963	635	—	(76,854)
Other non-operating expense
Bridge financing costs related to ICG	—	—	—	—	—
Net loss resulting from early retirement of debt	—	(1,708)	—	—	(1,708)
	—	(1,708)	—	—	(1,708)
Income (loss) before income taxes	(2,306)	105,682	(484)	(105,198)	(2,306)
Benefit from income taxes	(11,427)	—	—	—	(11,427)
Net income (loss)	9,121	105,682	(484)	(105,198)	9,121
Less: Net income attributable to noncontrolling interest	(231)	—	—	—	(231)
Net income (loss) attributable to Arch Coal, Inc.	$8,890	$105,682	$(484)	$(105,198)	$8,890
Total comprehensive income (loss)	$6,119	$101,255	$(484)	$(105,198)	$1,692

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue	$—	$3,057,139	$—	$—	$3,057,139
Costs, expenses and other
Cost of sales	15,658	2,382,406	—	(75,940)	2,322,124
Depreciation, depletion and amortization	2,051	318,269	—	—	320,320
Amortization of acquired sales contracts, net	—	(5,492)	—	—	(5,492)
Mine closure and asset impairment costs	—	7,316	—	—	7,316
Goodwill impairment	—	—	—	—	—
Selling, general and administrative expenses	59,197	36,441	2,439	(5,328)	92,749
Change in fair value of coal derivatives and coal trading activities, net	—	9,248	—	—	9,248
Acquisition and transition costs related to ICG	46,044	—	—	—	46,044
Other operating (income) expense, net	(15,460)	(74,928)	102	81,268	(9,018)
	107,490	2,673,260	2,541	—	2,783,291
Income from investment in subsidiaries	388,253	—	—	(388,253)	—
Income (loss) from operations	280,763	383,879	(2,541)	(388,253)	273,848
Interest expense, net:
Interest expense	(172,699)	(34,858)	(1,535)	54,569	(154,523)
Interest income	11,644	40,576	4,690	(54,569)	2,341
	(161,055)	5,718	3,155	—	(152,182)
Other non-operating expense
Bridge financing costs related to ICG	(49,490)	—	—	—	(49,490)
Net loss resulting from early retirement of debt	—	(1,958)	—	—	(1,958)
	(49,490)	(1,958)	—	—	(51,448)
Income (loss) before income taxes	70,218	387,639	614	(388,253)	70,218
Benefit from income taxes	(1,407)	—	—	—	(1,407)
Net income (loss)	71,625	387,639	614	(388,253)	71,625
Less: Net income attributable to noncontrolling interest	(822)	—	—	—	(822)
Net income (loss) attributable to Arch Coal, Inc.	$70,803	$387,639	$614	$(388,253)	$70,803
Total comprehensive income (loss)	$72,511	$379,390	$614	$(388,253)	$64,262

Condensed Consolidating Balance Sheets

September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$313,548	$225,431	$11,777	$—	$550,756
Restricted cash	3,450	—	—	—	3,450
Short term investments	99,359	—	—	—	99,359
Receivables	52,081	24,672	276,992	(4,997)	348,748
Inventories	—	391,526	—	—	391,526
Other	104,507	80,901	439	—	185,847
Total current assets	572,945	722,530	289,208	(4,997)	1,579,686

Property, plant and equipment, net	28,622	7,343,360	81	—	7,372,063

Investment in subsidiaries	8,503,465	—	—	(8,503,465)	—
Intercompany receivables	(1,399,215)	1,561,073	(161,858)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	184,982	799,033	90	—	984,105
Total other assets	7,964,232	2,360,106	(161,768)	(9,178,465)	984,105
Total assets	$8,565,799	$10,425,996	$127,521	$(9,183,462)	$9,935,854

Liabilities and Stockholders’ Equity
Accounts payable	$35,157	$269,203	$82	$—	$304,442
Accrued expenses and other current liabilities	92,337	269,834	1,772	(4,997)	358,946
Current maturities of debt and short-term borrowings	14,832	863	100,000	—	115,695
Total current liabilities	142,326	539,900	101,854	(4,997)	779,083
Long-term debt	4,463,386	2,059	—		4,465,445
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	790	425,254	—	—	426,044
Accrued pension benefits	21,125	24,035	—	—	45,160
Accrued postretirement benefits other than pension	11,733	29,328	—	—	41,061
Accrued workers’ compensation	28,129	57,122	—	—	85,251
Deferred income taxes	665,414	80,665	—	—	746,079
Other noncurrent liabilities	67,629	114,557	278	—	182,464
Total liabilities	5,400,532	1,947,920	102,132	(679,997)	6,770,587
Redeemable noncontrolling interest	—	—	—	—	—
Stockholders’ equity	3,165,267	8,478,076	25,389	(8,503,465)	3,165,267
Total liabilities and stockholders’ equity	$8,565,799	$10,425,996	$127,521	$(9,183,462)	$9,935,854

Condensed Consolidating Balance Sheets

December 31, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$61,375	$75,425	$1,349	$—	$138,149
Restricted cash	10,322	—	—	—	10,322
Receivables	65,187	27,001	378,608	(1,617)	469,179
Inventories	—	377,490	—	—	377,490
Other	81,732	105,282	620	—	187,634
Total current assets	218,616	585,198	380,577	(1,617)	1,182,774

Property, plant and equipment, net	21,241	7,918,816	9,093	—	7,949,150

Investment in subsidiaries	8,805,731	—	—	(8,805,731)	—
Intercompany receivables	(1,457,864)	1,716,424	(258,560)	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	184,266	897,567	202	—	1,082,035
Total other assets	7,757,133	2,613,991	(258,358)	(9,030,731)	1,082,035
Total assets	$7,996,990	$11,118,005	$131,312	$(9,032,348)	$10,213,959

Liabilities and Stockholders’ Equity
Accounts payable	$25,409	$358,347	$26	$—	$383,782
Accrued expenses and other current liabilities	75,133	282,434	85	(1,617)	356,035
Current maturities of debt and short-term borrowings	172,564	1,987	106,300	—	280,851
Total current liabilities	273,106	642,768	106,411	(1,617)	1,020,668
Long-term debt	3,308,674	453,623	—		3,762,297
Note payable to Arch Coal	—	225,000	—	(225,000)	—
Asset retirement obligations	877	445,907	—	—	446,784
Accrued pension benefits	19,198	29,046	—	—	48,244
Accrued postretirement benefits other than pension	13,843	28,466	—	—	42,309
Accrued workers’ compensation	17,272	54,676	—	—	71,948
Deferred income taxes	621,483	355,270	—	—	976,753
Other noncurrent liabilities	152,963	102,335	84	—	255,382
Total liabilities	4,407,416	2,337,091	106,495	(226,617)	6,624,385
Redeemable noncontrolling interest	11,534	—	—	—	11,534
Stockholders’ equity	3,578,040	8,780,914	24,817	(8,805,731)	3,578,040
Total liabilities and stockholders’ equity	$7,996,990	$11,118,005	$131,312	$(9,032,348)	$10,213,959

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(500,331)	$771,047	$85,679	$—	$356,395
Investing Activities
Change in restricted cash	6,872	—	—	—	6,872
Capital expenditures	(4,150)	(299,818)	—	—	(303,968)
Proceeds from dispositions of property, plant and equipment	—	1,127	21,497	—	22,624
Investments in and advances to affiliates	(5,138)	(9,082)	—	1,535	(12,685)
Purchases of short term investments	(99,628)	—	—	—	(99,628)
Purchase of noncontrolling interest	(17,500)	—	—	—	(17,500)
Additions to prepaid royalties	—	(9,192)	—	—	(9,192)
Cash used in investing activities	(119,544)	(316,965)	21,497	1,535	(413,477)
Financing Activities
Contributions from parent	—	1,535		(1,535)	—
Proceeds from term note	1,386,000	—	—	—	1,386,000
Payments to retire debt	—	(452,806)	—	—	(452,806)
Net decrease in borrowings under lines of credit and commercial paper program	(381,300)	—	—	—	(381,300)
Payments on term note	(3,500)	—	—	—	(3,500)
Net payments on other debt	(13,078)	—	—	—	(13,078)
Debt financing costs	(34,640)	—	(46)	—	(34,686)
Dividends paid	(36,072)	—	—	—	(36,072)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(50,493)	147,195	(96,702)	—	—
Cash provided by (used in) financing activities	872,048	(304,076)	(96,748)	(1,535)	469,689
Increase in cash and cash equivalents	252,173	150,006	10,428	—	412,607
Cash and cash equivalents, beginning of period	61,375	75,425	1,349	—	138,149
Cash and cash equivalents, end of period	$313,548	$225,431	$11,777	$—	$550,756

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(444,664)	$896,941	$19,090	$—	$471,367
Investing Activities
Acquisition of ICG, net of cash acquired	(2,894,339)	—	—	—	(2,894,339)
Change in restricted cash	(5,939)	—	—	—	(5,939)
Capital expenditures	(5,137)	(210,660)	(102)	—	(215,899)
Proceeds from dispositions of property, plant and equipment	—	25,133	—	—	25,133
Investments in and advances to affiliates	(777,341)	(29,872)	—	750,386	(56,827)
Additions to prepaid royalties	—	(26,135)	—	—	(26,135)
Cash used in investing activities	(3,682,756)	(241,534)	(102)	750,386	(3,174,006)
Financing Activities
Proceeds from the issuance of senior notes	2,000,000	—	—	—	2,000,000
Proceeds from the issuance of common stock, net	1,267,776	—	—	—	1,267,776
Contributions from parent	—	750,386	—	(750,386)	—
Payments to retire debt	—	(604,096)	—	—	(604,096)
Net decrease in borrowings under lines of credit and commercial paper program	340,000	(56,904)	—	—	283,096
Net payments on other debt	(8,792)	—	—	—	(8,792)
Debt financing costs	(114,563)	(16)	(8)	—	(114,587)
Dividends paid	(57,470)	—	—	—	(57,470)
Issuance of common stock under incentive plans	1,628	—	—	—	1,628
Transactions with affiliates, net	742,906	(724,238)	(18,668)	—	—
Cash provided by (used in) financing activities	4,171,485	(634,868)	(18,676)	(750,386)	2,767,555
Increase in cash and cash equivalents	44,065	20,539	312	—	64,916
Cash and cash equivalents, beginning of period	13,713	79,880	—	—	93,593
Cash and cash equivalents, end of period	$57,778	$100,419	$312	$—	$158,509

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Weakness in the U.S. thermal coal markets continued to impact our results in the third quarter of 2012.  Coal stockpiles at generators remain at higher than normal levels, though levels declined during the quarter. Driving the weakness in the domestic thermal market during 2012 were an increase in the substitution of natural gas for coal as fuel for power generators and an unseasonably warm winter.

We also expect that thermal coal exports will somewhat offset the weakness in domestic markets.  We exported over 10 million tons through the third quarter of 2012. More than half of these exports have been into Europe, with approximately 20% reaching Asia, and the remainder into the Americas.  We expect China and India to import increasing volumes of metallurgical and thermal coal in the foreseeable future, even taking into account the potential for slower economic growth.

Metallurgical coal demand has been affected by weakening in the global and U.S. steel mill capacity utilization, due to slowing economic growth.  Constraints resulting from the recession in Europe and slower-than-expected growth in China have affected consumer demand and reduced steel production and raw material consumption. Announced infrastructure spending in China and Brazil and stimulus spending in developed economies, when combined with global production curtailments, could benefit metallurgical markets in the future.

In response to these market conditions, we curtailed production and have taken steps to increase operational efficiency and productivity.  In the Powder River Basin, two draglines remain idled, after we redeployed one into production in the third quarter.  We have also limited railcar loadings from the West loadout at the Black Thunder mine and we have reduced labor costs through scheduling changes and attrition.  In Appalachia, we closed or idled eight higher-cost operations and curtailed production at other mines. We are also controlling costs by eliminating discretionary spending, reducing headcount and consolidating operations.  We are controlling capital spending at thermal coal mines, redeploying idle assets and reducing maintenance capital, but we are proceeding with metallurgical coal development projects, namely the Leer mine in Appalachia, and supporting efforts to expand our coal exporting network.

Results of Operations

Items Affecting Comparability of Results

The comparability of our operating results between the nine months ended September 30, 2012 and 2011 is also affected by the acquisition of ICG on June 15, 2011 and the mine closures and idlings and production curtailments mentioned previously.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary.  Our results during the third quarter of 2012, when compared to the third quarter of 2011, were impacted substantially by our mine closures and idlings and production curtailments in response to weak market conditions.  In the third quarter of 2012, we also recognized a benefit from a reduction in a legal contingency liability of $79.5 million.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG.

The following table summarizes information about coal sales during the three months ended September 30, 2012 and compares it with the information for the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,087,266	$1,196,540	$(109,274)	(9.1)%
Tons sold	37,549	40,301	(2,752)	(6.8)%
Coal sales realization per ton sold	$28.96	$29.69	$(0.73)	(2.5)%

Coal sales decreased in the third quarter of 2012 from the third quarter of 2011, primarily due to a decrease in sales volumes resulting from the operational changes we made in response to weak market conditions and a decrease in the overall average price per ton sold.  Lower pricing was partially the result of a change in our regional mix towards volumes from our western operating segments and lower pricing on metallurgical coal sales due to product mix, which offset the impacts of slightly higher pricing on thermal coal sales and an increase in export shipments.  Some exports are priced on a delivered basis, increasing the sales price, but also increasing our transportation costs (see cost of sales discussion below). We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2012 and compares it with the information for the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(Amounts in thousands, except percentages)
Cost of sales	$896,809	$952,850	$56,041	5.9%
Depreciation, depletion and amortization	126,838	139,547	12,709	9.1%
Amortization of acquired sales contracts, net	(4,093)	(12,698)	(8,605)	67.8%
Change in fair value of coal derivatives and coal trading activities, net	5,840	8,360	2,520	30.1%
Selling, general and administrative expenses	33,266	33,275	9	—
Legal contingencies	(79,532)	—	79,532	N/A
Mine closure and asset impairment costs	(2,194)	—	2,194	N/A
Acquisition and transition costs - ICG	—	4,694	4,694	100.0%
Other operating income, net	(25,276)	(3,611)	21,665	(600.0)%
	$951,658	$1,122,417	$170,759	15.2%

Cost of coal sales.  Our cost of sales decreased in the third quarter of 2012 from the third quarter of 2011 primarily due to the mine closures in the second quarter of 2012 and other market-related decreases in sales volumes, as well as a decrease in production costs at remaining operations, partially offset by an increase in transportation costs as a result of the increase in export shipments. We have provided more information about the performance and profitability of our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with the third quarter of 2011, depreciation, depletion and amortization costs decreased in 2012 as a result of the mine closures in Appalachia and lower depreciation and amortization on assets amortized or depleted on the basis of tons produced, processed, or sold.

Amortization of acquired sales contracts, net.  The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. Amortization income related to the contracts we acquired with ICG was lower in the third quarter of 2012 due to amortization in the third quarter of 2011 on contracts whose term ended in 2011.

Change in fair value of coal derivatives and coal trading activities, net.  In the third quarter of 2012, previously recognized unrealized gains on API-2 positions were reclassified when the positions settled during the quarter.  These positions manage our price risk on physical export sales into Europe, but are not accounted for as hedges, so the change in the positions’ fair value prior to settlement is reflected in this line on the consolidated statement of operations, and then reclassified to other income, net when the positions settle.

Selling, general and administrative expenses.  Total selling, general and administrative expenses were consistent with the third quarter of 2011. The opening of sales offices in Singapore and London resulted in an increase in salary, benefit, and travel costs, which was offset by a decrease in incentive compensation costs.

Legal contingencies.  As a result of a legal ruling in a lawsuit against former ICG subsidiaries, we changed our assessment of the probable loss related to the lawsuit.  The suit is discussed in detail in Note 17 to the condensed consolidated financial statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Mine closure and asset impairment costs.  The termination of certain remaining employees at closed mining operations triggered the recognition of a gain on a postretirement benefit plan curtailment in the third quarter of 2012.

Other operating income, net.  When compared with the three months ended September 30, 2011, the increase in other operating income, net for the three months ended September 30, 2012 was due to the gains on settlement of the API-2 positions discussed above, totaling $13.9 million in the third quarter of 2012, and unrealized mark to market gains of $8.8 million on our diesel risk management program.  Because we do not apply hedge accounting to these positions, accounting rules do not allow the gains and losses from these activities to be recorded with the underlying activity in the statement of operations as if they qualified for hedge accounting.

Operating segment results.  The following table shows results by operating segment for the three months ended September 30, 2012 and compares it with the information for the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Powder River Basin
Tons sold (in thousands)	27,703	28,812	(1,109)	(3.8)%
Coal sales realization per ton sold(1)	$13.79	$13.62	$0.17	1.2%
Operating margin per ton sold(2)	$1.30	$1.33	$(0.03)	(2.3)%
Adjusted EBITDA(3) (in thousands)	$82,392	$81,153	$1,239	1.5%
Appalachia
Tons sold (in thousands)	4,661	6,696	(2,035)	(30.4)%
Coal sales realization per ton sold(1)	$83.84	$84.32	$(0.48)	(0.6)%
Operating margin per ton sold(2)	$2.23	$9.32	$(7.09)	(76.1)%
Adjusted EBITDA(3) (in thousands)	$143,919	$111,004	$32,915	29.7%
Western Bituminous
Tons sold (in thousands)	4,580	4,233	347	8.2%
Coal sales realization per ton sold(1)	$35.50	$36.09	$(0.59)	(1.6)%
Operating margin per ton sold(2)	$7.66	$5.80	$1.86	32.1%
Adjusted EBITDA(3) (in thousands)	$53,479	$43,778	$9,701	22.2%

(1)           These per-ton coal sales realizations reflect adjustments to exclude or include certain amounts to better represent the results we achieved within our operating segments.  Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

	Three Months Ended September 30,
	2012	2011
Transportation costs passed to customers
Powder River Basin	$0.89	$0.06
Appalachia	$9.36	$6.45
Western Bituminous	$14.19	$3.79
API-2 risk management position settlements not classified as revenues in statement of operations
Appalachia	$0.58	—
Western Bituminous	$2.11	—

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

Powder River Basin — Segment Adjusted EBITDA in the third quarter of 2012 remained flat when compared to the third quarter of 2011, despite the lower sales volumes in the Powder River Basin, due to higher realizations and lower overall costs. Higher per-ton production costs resulted from the lower production levels and higher diesel costs, which offset the impact of lower overall spending.

Appalachia — Segment Adjusted EBITDA benefited from a reduction of $79.5 million in a legal contingency liability acquired with ICG, which offset the impact of market conditions and our resulting mine closures and idlings. Lower average coal sales realizations were the result of lower pricing on metallurgical coal sales, in part due to an increase in high-vol B and PCI shipments.  Higher per-ton costs were impacted by higher depreciation, depletion and amortization costs, primarily due to the contribution from closed or idled operations.  The full impact of the mine closures and idlings wasn’t reflected in the third quarter of 2012, as shipments continued from inventories during the quarter.  We expect the costs to maintain idled properties to eventually decrease to a level of approximately $5 million per year.

Western Bituminous —Segment Adjusted EBITDA increased from the third quarter of 2011 due to settlements on API-2 positions discussed previously in “Change in fair value of derivatives and trading activities”.  Longwall moves impacted both quarters, though per-ton costs improved in the third quarter of 2012 due to higher shipment levels from lower cost mines.

Net interest expense.  The increase in interest expense during the third quarter of 2012 when compared with the third quarter of 2011 is the result of the refinancing transactions in the second quarter of 2012, discussed in the “Liquidity” section.

Other nonoperating expense.  Amounts reported as nonoperating consist of expenses resulting from financing activities, other than interest costs.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary.  Our results during the first nine months of 2012 when compared to the first nine months of 2011 were impacted substantially by our mine closures and idlings and production curtailments in response to weak market conditions and the impact of the ICG acquisition.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG.

The following table summarizes information about coal sales during the nine months ended September 30, 2012 and compares it with the information for the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$3,190,807	$3,057,139	$133,668	4.4%
Tons sold	104,724	114,034	(9,310)	(8.2)%
Coal sales realization per ton sold	$30.47	$26.81	$3.66	13.7%

Coal sales increased in 2012 from 2011, due to an increase in the overall average price per ton sold, the result of improved pricing on metallurgical-quality coal sold and the increase in export sales, as well as the contribution from the ICG operations, including higher-priced metallurgical coal sales volumes, as well as the impact of changes in regional mix on our average coal sales realization. These factors were offset by lower thermal coal demand in all operating segments which resulted in our decision to close or idle mining operations and curtail production. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2012 and compares it with the information for the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(Amounts in thousands, except percentages)
Cost of sales	$2,628,939	$2,322,124	$(306,815)	(13.2)%
Depreciation, depletion and amortization	399,672	320,320	(79,352)	(24.8)%
Amortization of acquired sales contracts, net	(22,561)	(5,492)	17,069	(310.8)%
Change in fair value of coal derivatives and coal trading activities, net	(29,827)	9,248	39,075	422.5%
Selling, general and administrative expenses	99,305	92,749	(6,556)	7.1%
Legal contingencies	(79,532)	—	79,532	N/A
Mine closure and asset impairment costs	523,568	7,316	(516,252)	N/A
Goodwill impairment	115,791	—	(115,791)	N/A
Acquisition and transition costs - ICG	—	46,044	46,044	100.0%
Other operating income, net	(45,605)	(9,018)	36,587	(405.7)%
	$3,589,750	$2,783,291	$(806,459)	(29.0)%

Cost of coal sales.  Our cost of sales increased in 2012 from 2011 primarily from the impact of the acquisition of the ICG operations and an increase in transportation costs as a result of the increase in export shipments. These factors were partially offset by the impact of lower thermal coal demand in all operating segments which resulted in our decision to close or idle mining operations and curtail production.  We have provided more information about the performance and profitability of our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization.  When compared with 2011, higher depreciation, depletion and amortization costs in 2012 resulted primarily from the acquired ICG operations, partially offset by the impact of lower depreciation and amortization on assets amortized or depleted on the basis of tons produced, processed, or sold.

Amortization of acquired sales contracts, net.  The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In 2011, amortization income related to the contracts we acquired with the ICG operations was higher due to the amortization of contracts whose term ended in 2011.  Offsetting the amortization of the ICG contracts in 2011 was expense of $15.3 million related to contracts acquired with the Jacobs Ranch operations in the Powder River Basin in 2009.

Change in fair value of coal derivatives and coal trading activities, net.  The gains reflected in 2012 relate primarily to API-2 positions entered into to manage price risk on physical export sales into Europe.  These positions are not accounted for as hedges, so the change in the positions’ fair value prior to settlement is reflected in this line on the consolidated statement of operations, and then reclassified to other income, net when the positions settle.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased when compared with the first nine months of 2011 due to the opening of sales offices in Singapore and London, severance costs incurred in  2012, and an increase in fees for professional and legal services, partially offset by a decrease in incentive compensation costs of $5.1 million.

Legal Contingencies. See explanation in the discussion of the results of operations for the three months ended September 30, 2012.

Mine closure and asset impairment costs and goodwill impairment.  The following costs related to closed operations, primarily in Appalachia, are reflected in the line “Mine closure and asset impairment costs” for the nine months ended September 30, 2012 :

In millions
Parts and supplies inventory writedown	$2.6
Impairment of property, plant and equipment	95.6
Impairment of coal properties and deferred development costs	403.3
Royalty obligations	11.5
Employee termination benefits	12.3
Pension, postretirement and occupational disease curtailment gain, net (see notes 13 and 14)	(1.8)
$523.5

Goodwill Impairment. We recorded a preliminary write-off of our goodwill related to our Black Thunder mining complex during the second quarter of 2012 due to expectations of lower thermal coal demand and its impact on near-term sales volumes and pricing. See further discussion in Note 6 to the condensed consolidated financial statements in “Part I, Item 1. Financial Statements” of this Form 10-Q.

Other operating income, net.  When compared with the nine months ended September 30, 2011, the increase in other operating income, net for the nine months ended September 30, 2012 was primarily the result of gains on the settlement of coal derivative positions, primarily the API-2 positions discussed previously, totaling $25.6 million in 2012, partially offset by unrealized mark to market losses of $15.5 million on our diesel risk management program.  Because we do not apply hedge accounting to these positions, accounting rules do not allow the gains and losses from these activities to be recorded with the underlying activity in the statement of operations as if they qualified for hedge accounting. Also, net commercial-related income increased $10.5 million and gains on the sale of non-core assets increased $11.6 million in 2012.

Operating segment results.  The following table shows results by operating segment for the nine months ended September 30, 2012 and compares it with the information for the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Powder River Basin
Tons sold (in thousands)	76,750	85,684	(8,934)	(10.4)%
Coal sales realization per ton sold(1)	$13.78	$13.61	$0.17	1.2%
Operating margin per ton sold(2)	$1.14	$1.39	$(0.25)	(18.0)%
Adjusted EBITDA(3) (in thousands)	$215,087	$256,188	$(41,101)	(16.0)%
Appalachia
Tons sold (in thousands)	14,528	14,556	(28)	(0.2)%
Coal sales realization per ton sold(1)	$85.97	$84.25	$1.72	2.0%
Operating margin per ton sold(2)	$3.11	$14.33	$(11.22)	(78.3)%
Adjusted EBITDA(3) (in thousands)	$324,683	$318,203	$6,480	2.0%
Western Bituminous
Tons sold (in thousands)	11,825	13,141	(1,316)	(10.0)%
Coal sales realization per ton sold(1)	$35.13	$35.53	$(0.40)	(1.1)%
Operating margin per ton sold(2)	$7.17	$7.18	$(0.01)	(0.1)%
Adjusted EBITDA(3) (in thousands)	$140,912	$156,970	$(16,058)	(10.2)%

(1)           These per-ton coal sales realizations reflect adjustments to exclude or include certain amounts to better represent the results we achieved within our operating segments.  Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

	Nine Months Ended September 30,
	2012	2011
Transportation costs passed to customers
Powder River Basin	$0.95	$0.15
Appalachia	$10.34	$7.11
Western Bituminous	$13.65	$3.54
API-2 risk management position settlements not classified as revenues in statement of operations
Appalachia	$0.66	—
Western Bituminous	$1.25	—

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

Powder River Basin — Segment Adjusted EBITDA decreased in 2012 when compared to 2011, due to the lower sales volumes in the Powder River Basin from the production curtailments in response to market conditions. Per-ton costs were also higher due to the lower production levels, which offset the impact of higher per-ton selling prices.

Appalachia — Segment Adjusted EBITDA in 2012 increased slightly when compared with 2011 as higher volumes and pricing of metallurgical coal and the reduction of $79.5 million of a legal contingency liability acquired with ICG offset the impact of market conditions and our resulting mine closures and idlings. We sold 5.6 million tons of metallurgical-quality coal in 2012 compared to 5.2 million tons in 2011. The volume contributions from the acquired ICG operations were offset by the impact of unfavorable market conditions. The benefit from higher per-ton realizations, net of sales sensitive costs, in 2012 was offset by the impacts of lower production levels as a result of mine closures and other production rationalization, including an extended longwall move at the Mountain Laurel complex, which resulted in an increase in our average per-ton production costs.  Mine closure and asset impairment costs are excluded from the per-ton costs and operating margins above, though the ongoing maintenance of those operations is included.

Western Bituminous — Segment Adjusted EBITDA decreased from 2011 due to lower sales volumes and weaker demand in the region.  Extended longwall moves during 2012, partially in response to market conditions, also impacted our results.  The Skyline mine recommenced longwall mining late in October and the Dugout Canyon mine began mining in the current panel in August.

Net interest expense.  The increase in interest expense during  2012 when compared with 2011 is the result of the ICG acquisition financing in 2011 and the refinancing transactions in the second quarter of 2012, discussed in the “Liquidity” section.

Other nonoperating expense.  Amounts reported as nonoperating consist of expenses resulting from financing activities, other than interest costs.  During  2012, nonoperating expense consists of the net loss resulting from the early retirement of $450.0 million principal amount of our subsidiary’s 6.75% Senior Notes due 2013.  During 2011, nonoperating expense represents financing related costs of the ICG acquisition, including the cost to maintain a bridge financing facility, which was not utilized.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Reported Segment Adjusted EBITDA	$279,790	$235,935	$680,682	$731,361
Corporate and other(1)	(23,279)	(24,477)	(63,423)	(80,622)
Adjusted EBITDA	256,511	211,458	617,259	650,739
Depreciation, depletion and amortization	(126,838)	(139,547)	(399,672)	(320,320)
Amortization of acquired sales contracts, net	4,093	12,698	22,561	5,492
Acquisition and transition costs	—	(8,584)	—	(55,569)
Mine closure and asset impairment costs	2,194	—	(523,568)	(7,316)
Goodwill impairment	—	—	(115,791)	—
Other nonoperating expenses	—	(1,708)	(19,042)	(51,448)
Net interest expense	(74,251)	(76,854)	(225,642)	(152,182)
(Provision for) benefit from income taxes	(15,958)	11,427	255,363	1,407
Net income (loss) attributable to Arch Coal	$45,751	$8,890	$(388,532)	$70,803

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

On May 16, 2012, we entered into an amendment to our senior secured revolving credit facility that amended certain financial maintenance covenants, suspending our compliance with the debt-to-EBITDA ratio, easing other financial covenants through September 2014 and adding defined minimum EBITDA targets.  The maximum borrowing capacity of the revolving credit facility was reduced from $2 billion to $600 million.  In conjunction with the amendment, we borrowed $1.4 billion under a six-year secured term loan facility, issued at a 1% discount. The term loan contains no financial maintenance covenants, is prepayable and is secured by the same assets as borrowings under the revolving credit facility.  Quarterly principal payments of $3.5 million are due beginning in September 2012, plus interest at a rate of the greater of a LIBOR-based rate or 1.25%, plus 450 basis points.  The proceeds of the term loan were used to retire all outstanding borrowings under the revolving credit facility and the outstanding $450.0 million principal amount of 6.75% Senior Notes due 2013 issued by Arch Western Finance, LLC (“Arch Western Finance”), the Company’s indirect subsidiary.

On May 16, 2012, Arch Western Finance accepted for purchase approximately $304.0 million in aggregate principal amount of its 6.75% Senior Notes due 2013 in an initial settlement pursuant to the terms of its tender offer and consent solicitation, which commenced on May 1, 2012, and called for redemption all of the remaining notes outstanding after the completion of the tender offer.  The consideration for each $1,000 of principal purchased under the tender offer and consent solicitation was $1,002.50, for a total purchase consideration of $304.8 million.  On May 30, 2012, the remaining notes with an outstanding principal amount of $146.0 million were redeemed at par value.

We believe that cash on hand, highly liquid investments, cash generated from operations, and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements and anticipated capital expenditures. As a result of the refinancing activities discussed previously, we have no significant debt maturities until 2016.  Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

At September 30, 2012,we had cash on hand of $550.8 million,  $99.4 million invested in highly liquid, interest-bearing securities and available borrowing capacity of approximately $366 million under our lines of credit.

	September 30, 2012	December 31, 2011
	(In thousands)
Indebtedness to banks under credit facilities	$100,000	$481,300
Term loan ($1.4 billion face value) due 2018	1,383,375	—
6.75% senior notes ($450.0 million face value) due 2013	—	450,971
8.75% senior notes ($600.0 million face value) due 2016	590,475	588,974
7.00% senior notes due 2019 at par	1,000,000	1,000,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	7,290	21,903
	4,581,140	4,043,148
Less current maturities of debt and short-term borrowings	115,695	280,851
Long-term debt	$4,465,445	$3,762,297

The Company’s average borrowing level under lines of credit and short term borrowings was approximately $19 million and $364 million for the three months ended September 30, 2012 and 2011, respectively and approximately $267 million and $194 million for the nine months ended September 30, 2012 and 2011, respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$356,395	$471,367
Investing activities	(413,477)	(3,174,006)
Financing activities	469,689	2,767,555

Cash provided by operating activities decreased in the first nine months of 2012 compared to 2011, driven by the decrease in our profitability resulting from poor market conditions.

We used less cash in investing activities in the first nine months of 2012 compared to the amount used in 2011, primarily due to the acquisition of ICG in 2011, as well as a decrease in investments in affiliates and prepaid royalties in 2012. This was offset by an increase during the nine months ended September 30, 2012 in capital expenditures of approximately $88.1 million when compared with 2011.  We spent approximately $156.4 million during 2012 on the development of the Leer mine. In addition, during 2012, we invested approximately $100 million of cash proceeds from the term loan in highly liquid marketable debt securities and we purchased the noncontrolling interest in Arch Western for $17.5 million.

Cash provided by financing activities was approximately $470 million in the first nine months of 2012, compared to approximately $2.8 billion in 2011.  In 2011, the proceeds from the issuance of $2.0 billion in senior notes in 2011 and an increase in shares outstanding as a result of the shares issued in 2011 were used to finance the ICG acquisition.  In 2012, the proceeds from the $1.4 billion term loan received in conjunction with the refinancing discussed previously were used, in part to retire the remaining outstanding senior secured notes due in 2013 and outstanding borrowings under lines of credit.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Nine Months Ended September 30,
	2012		2011
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	(2)	1.36	x

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

(2)           Total losses for ratio calculation were $405.7 million and total fixed charges were $248.7 million for the nine months ended September 30, 2012.

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

At September 30, 2012, our commitments for 2012 and 2013 are as follows:

	2012		2013
	Tons	$ per ton	Tons	$ per ton
Powder River Basin
Committed, Priced	105.7	$13.63	70.0	$14.14
Committed, Unpriced	0.4		10.9
Western Bituminous
Committed, Priced	14.9	$35.75	10.7	$39.10
Committed, Unpriced	0.2		0.6
Appalachia
Committed, Priced Thermal	10.9	$66.26	4.4	$62.12
Committed, Unpriced Thermal	0.3		0.3
Committed, Priced Metallurgical	7.2	$115.01	0.4	$117.55
Committed, Unpriced Metallurgical	0.1		0.3
Illinois Basin
Committed, Priced	2.2	$41.49	1.9	$41.72

We are exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2012. The estimated future realization of the value of the trading portfolio is $3.6 million of gains in the remainder of 2012 and $1.6 million of losses in 2013.

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

During the nine months ended September 30, 2012 VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $1.0 million The linear mean of each daily VaR was $0.4 million. The final VaR at September 30, 2012 was $0.4 million

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the nine months ended September 30,  2012 VaR for our risk management positions that are recorded at fair value through earnings ranged from under $1.3 million to $4.2 million. The linear mean of each daily VaR was $2.4 million. The final VaR at September 30, 2012 was $1.4 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 73 to 78 million gallons of diesel fuel for use in its operations during 2012. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At September 30, 2012, we had protected the price of approximately 80% of our expected purchases for the remainder of fiscal year 2012 and 67% of our 2013 purchases.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2012, of our $4.6 billion principal amount of debt outstanding, approximately $1.5 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at September 30, 2012.

Item 4.   Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2009, the Fourth Circuit reversed the District Court.  The Fourth Circuit held that the Corps’ jurisdiction under Section 404 of the Clean Water Act is limited to the narrow issue of the filling of jurisdictional waters.  The court also held that the Corps’ findings of no significant impact under the National Environmental Policy Act and no significant degradation under the Clean Water Act are entitled to deference.  Such findings entitle the Corps to avoid preparing an environmental impact statement, the absence of which was one issue on appeal.  These holdings also validated the type of mitigation projects proposed by our operations to minimize impacts and comply with the relevant statutes.  Finally, the Fourth Circuit found that stream segments, together with the sediment ponds to which they connect, are unitary “waste treatment systems,” not “waters of the United States,” and that the Corps had not exceeded its authority in permitting them.

OVEC sought rehearing before the entire appellate court, which was denied in May 2009, and the decision was given legal effect in June 2009.  An appeal to the U.S. Supreme Court was then filed in August 2009.  On August 3, 2010 OVEC withdrew its appeal.

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

Mingo Logan filed its Motion for Summary Judgment on August 31, 2012, along with its Answer to the Seventh Amended and Supplemental Complaint.  All responses and replies to Mingo Logan’s Motion have been filed and the matter is pending before the Court.

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

On May 11, 2012, EPA filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit.  The parties have fully briefed the case and it is now pending further action by the Court.

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

At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million.  Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law.  Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future nondelivery or did not take into account the apparent requirement to supply coal in the future.  On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure.  The trial court awarded total damages and interest in the amount of $104.1 million.  ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions.  The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest.  The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania ruled that the lower court should have calculated damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate the award.

Saratoga Class Action Matter

On January 7, 2008, Saratoga Advantage Trust (“Saratoga”) filed a class action lawsuit in the U.S. District Court for the Southern District of West Virginia against ICG and certain of its officers and directors seeking unspecified damages.  The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements in the registration statements filed in connection with ICG’s November 2005 reorganization and December 2005 public offering of common stock.  In addition, the complaint challenges other of ICG’s public statements regarding its operating condition and safety record.  On July 6, 2009, Saratoga filed an amended complaint asserting essentially the same claims but seeking to add an individual co-plaintiff.  ICG has filed a motion to dismiss the amended complaint.  In June 2011, ICG agreed to settle this matter for a total of $1.375 million.  On August 1, 2011, the court issued its order preliminarily approving settlement and conducted a settlement fairness hearing on November 14, 2011.  On August 31, 2012, the court approved the settlement and dismissed the case with prejudice.

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

On September 28, 2012, the court entered a Memorandum Opinion and Order granting Hazard summary judgment on both Clean Water Act (“CWA”) and Surface Mining Control and Reclamation Act (“SMCRA”) claims finding that the CWA permit “shield” applies and that the SMCRA cannot be used to circumvent the CWA permit shield with respect to “point source” discharges.  The court denied summary judgment to the extent the facts showed there were “non-point source” discharges from areas disturbed by surface mining activities.  On October 4, 2012, the Sierra Club filed a Motion to Clarify Claims and Request Final Judgment Order notifying the court that all if its claims in the matter involved discharges from discrete “point sources” and that there remain no issues of law or fact that require court resolution.  The motion requests the court enter a final judgment.  The motion is pending before the Court.

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

On October 10, 2012, the court approved and entered a consent judgment which was negotiated between all parties fully and finally resolving the matter pending before the court, as well as certain regulatory violations alleged by the Cabinet and the pending Citizens Suit identified below.  The KY Operations agreed to pay a civil penalty in the amount of $575,000, implement an auditing plan with respect to sampling and analysis of water quality, implement a corrective action plan related to use and function of contract laboratories and pay stipulated penalties for future water quality violations.

By letter dated June 28, 2011, Appalachian Voices, Inc., Waterkeeper Alliance, Inc., Kentuckians for the Commonwealth, Inc., Kentucky Riverkeeper, Inc., Ms. Pat Banks, Ms. Lanny Evans, Mr. Thomas H. Bonny, and Mr. Winston Merrill Combs (collectively, “Appalachian Voices”) filed a NOI to sue the KY Operations for alleged violations of the Clean Water Act.  The NOI claims that ICG has violated and continues to violate effluent standards or limitations under the Clean Water Act in reference to KPDES Coal General Permit.  The NOI also alleges a lack of diligent prosecution related to the lawsuit filed by the Kentucky Energy and Environment Cabinet (as referenced and described above).  On October 25, 2011, Appalachian Voices sued the KY Operations in U.S. District Court for the Eastern District of Kentucky under the Citizens Suit provisions of the Clean Water Act seeking civil penalties, injunctive relief and attorneys’ fees.  This case was dismissed with prejudice by Settlement Order filed on September 10, 2012.

Patriot Coal Corporation Bankruptcy

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum Coal Company (“Magnum”) to sell certain assets to Magnum.  On July 23, 2008, Patriot Coal Corporation acquired Magnum.  On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum, (collectively, “Patriot”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

On September 20, 2012, Patriot filed a motion with the U.S. Bankruptcy Court for the Southern District of New York to reject a master coal sales and services agreement entered into on December 31, 2005 between us and Magnum, which was established in order to meet obligations under a coal sales and services agreement with a customer who did not consent to the assignment of their contract to Magnum.  The underlying coal sales agreement provides the coal supplier with the ability to either ship coal or to elect to buy out of its monthly obligations at amounts that are predetermined for the remainder of the agreement.  The Company believes that if the master coal sales and services agreement is rejected, it could source the underlying contract from a variety of alternative sources.  The matter is currently pending before the court.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2012, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2012. Based on the closing price of our common stock as reported on the New York Stock Exchange on October 31, 2012, the approximate dollar value of our common stock that may yet be purchased under this program was $87.0 million.

Item 4.   Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Item 6.   Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

4.1

Seventh Supplemental Indenture Governing 8.750% Senior Notes Due 2016 (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

4.2	Fifth Supplemental Indenture Governing 7¼% Senior Notes Due 2020 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.3	Third Supplemental Indenture dated July 2, 2012 (incorporated herein by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.4

Eighth Supplemental Indenture Governing 8.750% Senior Notes Due 2016 (incorporated herein by reference to Exhibit 4.4 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).

4.5	Sixth Supplemental Indenture Governing 7¼% Senior Notes Due 2020 (incorporated herein by reference to Exhibit 4.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.6	Fourth Supplemental Indenture dated July 31, 2012 (incorporated herein by reference to Exhibit 4.6 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012).
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1

Certification of periodic financial report by Arch Coal, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of periodic financial report by Arch Coal, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Arch Coal, Inc.’s Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Arch Coal, Inc.’s Chief Financial Officer.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-Q for the period ended September 30, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 8, 2012