Form 10-K
period 2012-12-31
ARCH COAL INC
filed 2013-03-01
CIK 1037676

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers and treasury shares) as of June 30, 2012 was approximately $1.4 billion.

          On February 15, 2013, 212,246,799 shares of the company's common stock, par value $0.01 per share, were outstanding.

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2013 annual stockholders' meeting to be held on April 25, 2013 are incorporated by reference into Part III of this Form 10-K.

        If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption "Glossary of Selected Mining Terms" on page 32 of this report. Unless the context otherwise requires, all references in this report to "Arch," "we," "us," or "our" are to Arch Coal, Inc. and its subsidiaries.

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

  •
  competition, both within our industry and with producers of competing energy sources;

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

  •
  the existence of hazardous substances or other environmental contamination on property owned or used by us; and

  •
  other factors, including those discussed in Legal Proceedings, set forth in Item 3 of this report and Risk Factors, set forth in Item 1A of this report.

        All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. These forward-looking statements speak only as of the date on which such statements were made, and we do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by the federal securities law.

PART I

ITEM 1.    BUSINESS.

Introduction

        We are one of the world's largest coal producers. For the year ended December 31, 2012 we sold approximately 140.8 million tons of coal, including approximately 4.3 million tons of coal we purchased from third parties, representing roughly 14% of the 2012 U.S. coal supply. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2012, we operated, or contracted out the operation of, 32 active mines located in each of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide.

Our History

        We were organized in Delaware in 1969 as Arch Mineral Corporation. In July 1997, we merged with Ashland Coal, Inc., a subsidiary of Ashland Inc. that was formed in 1975. As a result of the merger, we became one of the largest producers of low-sulfur coal in the eastern United States.

        In June 1998, we expanded into the western United States when we acquired the coal assets of Atlantic Richfield Company, which we refer to as ARCO. This acquisition included the Black Thunder and Coal Creek mines in the Powder River Basin of Wyoming, the West Elk mine in Colorado and a 65% interest in Canyon Fuel Company, which operated three mines in Utah. In October 1998, we acquired a leasehold interest in the Thundercloud reserve, a 412-million-ton federal reserve tract adjacent to the Black Thunder mine.

        In July 2004, we acquired the remaining 35% interest in Canyon Fuel Company. In August 2004, we acquired Triton Coal Company's North Rochelle mine adjacent to our Black Thunder operation. In September 2004, we acquired a leasehold interest in the Little Thunder reserve, a 719-million-ton federal reserve tract adjacent to the Black Thunder mine.

        In December 2005, we sold the stock of Hobet Mining, Inc., Apogee Coal Company and Catenary Coal Company and their four associated mining complexes (Hobet 21, Arch of West Virginia, Samples and Campbells

Creek) and approximately 455.0 million tons of coal reserves in Central Appalachia to Magnum Coal Company, which was subsequently acquired by Patriot Coal Corporation.

        On October 1, 2009, we acquired Rio Tinto's Jacobs Ranch mine complex in the Powder River Basin of Wyoming, which included 345 million tons of low-cost, low-sulfur coal reserves, and integrated it into the Black Thunder mine.

        On June 15, 2011, we acquired International Coal Group, Inc., which owned and operated mines primarily in the Appalachian Region of the United States.

Coal Characteristics

        End users generally characterize coal as steam coal or metallurgical coal. Heat value, sulfur, ash, moisture content, and volatility, in the case of metallurgical coal, are important variables in the marketing and transportation of coal. These characteristics help producers determine the best end use of a particular type of coal. The following is a description of these general coal characteristics:

        Heat Value.    In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, lignite, subbituminous, bituminous and anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value, nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to 13,000 Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.

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

        Ash.    Ash is the inorganic residue remaining after the combustion of coal. As with sulfur, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The composition of the ash, including the proportion of sodium oxide and fusion temperature, is also an important characteristic of coal , as it helps to determine the suitability of the coal to end users. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production.

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

The Coal Industry

        Background.    Coal is traded globally and can be transported to demand centers by ship, rail, barge or truck. World coal production reached a record 7.6 billion tonnes in 2011 according to The International Energy Agency (IEA) and the World Coal Association. Total hard coal production increased 8% to an estimated 6.7 billion tonnes in 2011 from 2010 levels, while global production of brown coal was relatively flat at 1 billion tonnes. Also according to IEA estimates, China remained the largest producer of coal in the world, producing over 3.4 billion tonnes in 2011. The United States and India follow China with hard coal production of over 1 billion tonnes and 580 million tonnes, respectively, in 2011.

        Cross-border coal trade of hard coal was close to 1.2 billion tonnes in 2012 according to preliminary information. China remained the largest importer of globally traded coal in 2012, taking over 220 million tonnes of hard coal, having surpassed Japan in 2011. Japan imported more than 180 million tonnes in 2012, followed by South Korea with nearly 130 tonnes, both exhibiting growth. OECD Europe was on pace throughout 2012 to surpass 2011 import levels of 226 million tonnes.

        Among the nations principally supplying coal to the global power and steel markets are Australia, historically the world's largest coal exporter, as well as Indonesia, Russia, the United States, Columbia and South Africa. Australia has significant reserves, however growing environmental constraints, higher labor and capital costs, and the development of reserves farther from export facilities are increasing development and production costs. Indonesia continues to exhibit substantial growth in its coal exports; however its growing domestic energy demand, together with recent regulatory requirements, may result in a decrease in exports as it moves toward greater self-sufficiency. Increasing calls to bolster domestic power supply, together with pressure to improve wages for miners, may also limit South African exports in the future.

        Global Coal Supply and Demand.    The supply and demand fundamentals in global coal markets were relatively challenged in 2012. Europe's ongoing sovereign debt problems continued to strain the global economy in 2012. Within Europe, this economic uncertainty lowered demand for imported finished goods, which led to reduced steel consumption and therefore lower demand for metallurgical coal. In addition, inflation control measures enacted by China, which restricted lending and investment, combined with strong hydro-electric generation and slower growth in the developed world reduced Chinese exports, which in turn had an impact on thermal and metallurgical coal demand in China.

        In addition to the strain on global demand, Australia's recovery from flooding in 2011, together with the increasing expansion of Indonesian coal production, created a situation in which global coal supply growth outpaced demand growth in 2012. This was seen domestically as well, primarily as a result of the unseasonably warm winter that caused coal stockpiles to build at coal-fueled power plants and low natural gas prices.

        Despite the challenges in 2012, there were some positive trends. Demand for thermal coal imports in Europe grew as coal-powered generation realized substantial cost advantages to natural gas. That, combined with pressure to reduce subsidized domestic coal production in Europe, could indicate a growing demand for imported coal in Europe. Additionally, toward the end of 2012, global production began to recede while China increased imports of both metallurgical and thermal coal, and total United States exports continued to grow in 2012, up approximately 17 million tons to 124 million tons, or 15% over 2011 levels, according to preliminary data. The IEA in its medium-term coal market report for 2012 indicates coal demand is again expected to rise through 2017.

        U.S. Coal Consumption.    In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Although final data is not yet available, coal consumption in the United States is estimated to be approximately 894 million tons in 2012, according to the Energy Information Administration's (EIA) Short Term Energy Outlook. Coal consumption has improved month on month after last year's warm winter decreased overall electricity generation requirements and impacted generation fuels, including coal and natural gas.

        According to the EIA, coal accounted for approximately 37% of U.S. electricity generation from January through November 2012. This is a decrease of approximately 5% from full-year 2011, as increased competition between fuels and an unseasonably warm winter led to lower electricity demand and therefore lower consumption of fossil fuels. The warm winter also pushed coal stockpiles higher at electric power plants. Inventories remained above the 5-year average through November 2012.

        The following chart shows the breakdown of U.S. electricity generation by energy source for January through November 2012, according to the EIA:

Source: EIA Electricity Monthly Update (January 2013).

        The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

						Annual Growth
	Actual	Estimated	Forecast
						2011 - 2040
Sector	2007	2012	2013	2020	2040
	(Tons, in millions)
Electric power	1,045	829	847	890	984	0.2%
Other industrial	57	42	42	50	52	0.4%
Coke plants	23	21	21	23	18	(0.7)%
Residential/commercial	3	3	3	3	3	(0.3)%
Coal-to-liquids	—	—	—	—	14	n/a

*Total U.S. coal consumption	1,128	894	912	966	1,071	0.2%

Source: EIA Annual Energy Outlook 2013
            EIA Short Term Energy Outlook (January 2013)
            EIA Monthly Energy Review (January 2013)

*          Columns may not total due to rounding.

        Historically, coal has been considerably less expensive than natural gas or oil. However the growth of hydraulic fracturing (fracking) combined with the warm winter resulted in record high supplies and inventories of natural gas throughout most of 2012. This oversupply altered the competitive balance throughout much of the year and allowed natural gas to gain market share in the power generation market compared to historical levels.

        The average wellhead price of natural gas in 2012 was $2.52 (EIA, Jan-Oct 2012) which compares to $4.48 and $3.95 in 2010 and 2011, respectively. The 2012 price represents the lowest annual price since 1999. As prices dropped, drill rigs deployed for natural gas production also declined, ending 2012 at 429 rigs according to Baker Hughes. This compares to 919 and 809 at the end of 2010 and 2011, respectively. The decline in prices along with less development could be a sign that prices at this level do not provide enough incentive to expand drilling activity. Therefore, we believe that natural gas prices are at unsustainably low levels. We believe that coal will regain market share in the domestic electric power market as natural gas prices climb to more sustainable levels.

        U.S. Coal Production.    The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there is over 200 billion tons of recoverable coal in the United States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for over 150 years.

        Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Interior. According to the EIA, U.S. coal production declined an estimated 75 million tons in 2012, to 1.02 billion tons, primarily due to the decline in domestic utility demand.

        The EIA subdivides United States coal production into three major areas: Western, Appalachia and Interior.

        The Western area includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States declined from an estimated 587 million tons in 2011 to 540 million tons in 2012 as reduced demand for power generation and lower natural gas prices negatively affected coal demand. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance and is easier to mine and, thus, has a lower cost of production. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.

        The Appalachia region is further dividend into north, central and southern regions. According to the EIA, coal produced in the Appalachian region decreased from 337 million tons in 2011 to 304 million tons in 2012, primarily as a result of natural gas displacement but also because of the depletion of economically attractive reserves, permitting issues, and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%.

        The Interior region includes the Illinois Basin, Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior region decreased from 180 million tons in 1994 to approximately 171 and 176 million tons in 2011 and 2012, respectively. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions.

        U.S. Coal Exports and Imports.    Coal exports grew almost 17 million tons to 124 million in 2012, a record for the United States. Supporting this was demand growth in Europe on fuel-on-fuel competition. We expect this trend to continue as demand for United States coal grows in the seaborne market. Interest in access to the coal markets overseas by domestic producers, along with increased international consumer interest in the United States coal, has fueled considerable growth in developing new port capacity in the United States.

        Historically, coal imported from abroad has represented a relatively small share of total domestic coal consumption, and this remained the case in 2012. Imports reached close to 36 million tons in 2007, but have fallen since then. According to the EIA, coal imports declined from 13.1 million tons in 2011 to 9.6 million in 2012. The decline is mostly attributable to more competitive pricing for domestic coal and stronger demand from international markets for seaborne coal. The majority of the coal imported into the United States originates from Columbia. We expect imports into the United States to continue to decrease in the near-term as more and more global coal will likely be directed to Asia.

Coal Mining Methods

        The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.

        Surface Mining.    We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under "Our Mining Operations—General." The majority of the coal we produce comes from surface mining operations.

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

        The following diagram illustrates a typical dragline surface mining operation:

        Underground Mining.    We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations below under "Our Mining Operations—General."

        Our underground mines are typically operated using one or both of two different mining techniques: longwall mining and room-and-pillar mining.

        Longwall Mining.    Longwall mining involves using a mechanical shearer to extract coal from long rectangular blocks of medium to thick seams. Ultimate seam recovery using longwall mining techniques can exceed 75%. In longwall mining, continuous miners are used to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion. The following diagram illustrates a typical underground mining operation using longwall mining techniques:

        Room-and-Pillar Mining.    Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, a network of rooms is cut into the coal seam, leaving a series of pillars of coal to support the roof of the mine. Continuous miners are used to cut the coal and shuttle cars are used to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 40% of the total coal in a seam. Higher seam recovery rates can be achieved if retreat mining is used. In retreat mining, coal is mined from the pillars as workers retreat. As retreat mining occurs, the roof is allowed to collapse in a controlled fashion.

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

Our Mining Operations

        General.    At December 31, 2012, we operated, or contracted out the operation of, 32 mines in the United States. Our reportable segments are based on the major coal producing basins in which the Company operates. The Company's operating segments are the Powder River Basis (PRB) segment, with operations in Wyoming; the Western Bituminous (WBIT) segment, with operations in Utah and Colorado; the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia; and our Illinois segment, which includes our operations in Illinois. Geology, coal transportation routes to consumers, regulatory environments and coal quality can vary from segment to segment. These regional distinctions have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2012, 2011 and 2010 contained in Note 24 beginning on page F-46.

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

        The following map shows the locations of our active mining operations:

        The following table provides a summary of information regarding our active mining complexes as of December 31, 2012, including the total sales associated with these complexes for the years ended December 31, 2010, 2011 and 2012 and the total reserves associated with these complexes at December 31, 2012. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The table does not include those mining complexes that we have closed or idled during the 2012 calendar year. As indicated by the footnotes included in the table below, certain of the mining complexes listed below were acquired by us on June 15, 2011 as a result of our acquisition of International Coal Group, Inc.

								Total Cost of Property, Plant and Equipment at December 31, 2012
					Tons Sold(2)(3)
	Captive Mines(1)	Contract Mines(1)	Mining Equipment						Assigned Reserves
Mining Complex				Railroad	2010	2011	2012
					(Million tons)			($ in millions)	(Million tons)
Powder River Basin:
Black Thunder	S	—	D, S	UP/BN	116.2	104.9	92.9	$1,164.0	1,466.1
Coal Creek	S	—	D, S	UP/BN	11.4	10.0	7.5	158.8	170.3
Western Bituminous:
Dugout Canyon	U	—	LW, CM	UP	2.3	2.2	1.7	99.7	13.3
Skyline	U	—	LW, CM	UP	2.9	2.9	1.6	219.6	18.1
Sufco	U	—	LW, CM	UP	6.1	6.1	5.6	261.3	42.2
West Elk	U	—	LW, CM	UP	4.8	5.8	6.7	464.8	80.4
Appalachia:
Coal-Mac	S	U	L, E	NS/CSX	3.2	3.3	3.3	205.3	26.3
Cumberland River	U(2)	U(3)	L, CM, HW	NS	1.5	2.2	1.5	186.5	25.0
Lone Mountain	U(4)	—	CM	NS/CSX	2.1	2.4	2.0	262.3	25.4
Mountain Laurel	U	S(2)	L, LW, CM	CSX	5.1	4.1	3.7	510.0	63.6
Hazard*	S(4)	—	L, S	CSX	N/A	1.6	2.1	113.8	44.4
Beckley*	U	—	CM	CSX	N/A	0.6	1.1	103.3	28.5
Vindex*	S(3)	—	L, S	CSX	N/A	0.6	1.0	86.1	18.5
Sycamore No. 2*	—	U	CM	CSX	N/A	0.2	0.4	7.9	7.7
Sentinel*	U	—	CM	CSX	N/A	0.6	1.2	55.6	15.0
Leer*	U	—	CM, LW	CSX	—	—	—	280.1	34.5
Illinois:
Viper*	U	—	CM	—	N/A	1.1	2.1	81.2	18.5

Totals					155.6	148.6	134.4	$4,260.3	2,097.8	(4)

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern-Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner
HW = Highwall miner

*
Mining complex acquired on June 15, 2011 in connection with our acquisition of International Coal Group, Inc. The above table only shows tons sold from these mining complexes after June 14, 2011, and does not include tons sold by the prior owner in 2010 or 2011.

(1)
Amounts in parentheses indicate the number of captive and contract mines, if more than one, at the mining complex as of December 31, 2012. Captive mines are mines that we own and operate on land owned or leased by us. Contract mines are mines that other operators mine for us under contracts on land owned or leased by us.

(2)
Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

(3)
Does not include tons of coal sold from the following mining complexes that were closed or idled during the 2012 calendar year: Arch of Wyoming, East Kentucky, Eastern, Flint Ridge, Imperial, Knott County/Raven and Patriot. We sold 2.2 million tons of coal from these mining complexes in 2012.

(4)
The total for assigned reserves does not include 154.7 million tons of reserves that are assigned to non-active mining complexes.

Powder River Basin

        Black Thunder.    Black Thunder is a surface mining complex located on approximately 35,700 acres in Campbell County, Wyoming. The Black Thunder complex extracts steam coal from the Upper Wyodak and Main Wyodak seams.

        We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1.5 billion tons of proven and probable reserves at December 31, 2012. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

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

        We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 170.3 million tons of proven and probable reserves at December 31, 2012. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

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

        We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 13.3 million tons of proven and probable reserves at December 31, 2012. The coal seam currently being mined could sustain current production levels until approximately 2020, at which point we will need to transition to another area to continue mining.

        The complex currently consists of one active continuous miner section and a truck loadout facility. We ship all of the coal to our customers via the Union Pacific railroad or by highway trucks. We wash a portion of the coal we produce at a 400-ton-per-hour preparation plant. The loadout facility can load approximately 20,000 tons of coal per day into highway trucks. Coal shipped by rail is loaded through a third-party facility capable of loading an 11,000-ton train in less than three hours.

        Skyline.    Skyline is an underground mining complex located on approximately 14,300 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O'Conner A seam.

        We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 18.1 million tons of proven and probable reserves at December 31, 2012. The coal seam currently being mined could sustain current production levels until approximately 2019, at which point we will need to transition to another area to continue mining.

        The Skyline complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.

        Sufco.    Sufco is an underground mining complex located on approximately 23,800 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam.

        We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 42.2 million tons of proven and probable reserves at December 31, 2012. The coal seam currently being mined could sustain current production levels through 2020, at which point a new coal seam will have to be accessed in order to continue mining.

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

        We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 80.4 million tons of proven and probable reserves at December 31, 2012. Without the addition of more coal reserves, the current reserves could sustain current production levels through 2025 before annual output starts to significantly decline.

        The West Elk complex currently consists of a longwall, one continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. In 2010, we finished constructing a new coal preparation plant with supporting coal handling facilities at the West Elk mine site. The loadout facility can load an 11,000-ton train in less than three hours.

Appalachia

        Coal-Mac.    Coal-Mac is a surface and underground mining complex located on approximately 46,800 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal-Mac mining complex extract steam coal primarily from the Coalburg and Stockton seams. Underground mining operations at the Coal-Mac mining complex extract steam coal from the Coalburg seam.

        We control a significant portion of the coal reserves through private leases. The Coal-Mac mining complex had approximately 26.3 million tons of proven and probable reserves at December 31, 2012. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2018 before annual output starts to significantly decline.

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

        Cumberland River.    Cumberland River is an underground mining complex located on approximately 33,400 acres in Wise County, Virginia and Letcher County, Kentucky. Underground mining operations at the Cumberland River mining complex extract steam and metallurgical coal from the Imboden, Taggart Marker, Middle Taggart, Upper Taggart, Owl, and Parsons seams.

        We control a significant portion of the coal reserves through private leases. The Cumberland River mining complex had approximately 25.0 million tons of proven and probable reserves at December 31, 2012. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2022 before annual output starts to significantly decline.

        As of December 31, 2012, the complex consisted of five underground mines (two captive, three contract) operating seven continuous miner sections, a preparation plant and a loadout facility. Since December 31, 2012 one contract mine has been shut down. We process the coal through a 750-ton-per-hour preparation plant before shipping it to our customers via the Norfolk Southern railroad. The loadout facility can load a 12,000-ton train in about four hours.

        Lone Mountain.    Lone Mountain is an underground mining complex located on approximately 54,000 acres in Harlan County, Kentucky and Lee County, Virginia. The Lone Mountain mining complex extracts steam and metallurgical coal from the Kellioka, Darby and Owl seams.

        We control a significant portion of the coal reserves through private leases. The Lone Mountain mining complex had approximately 25.4 million tons of proven and probable reserves at December 31, 2012. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2023 before annual output starts to significantly decline.

        The complex currently consists of four underground mines operating a total of nine continuous miner sections. We process coal through a 1,200-ton-per-hour preparation plant. We then ship the coal to our customers via the Norfolk Southern or CSX railroad. The loadout facility can load a 12,500-ton unit train in less than four hours.

        Mountain Laurel.    Mountain Laurel is an underground and surface mining complex located on approximately 38,400 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract steam and metallurgical coal from the Cedar Grove and Alma seams. Surface mining operations at the Mountain Laurel mining complex extract coal from a number of different splits of the Five Block, Stockton and Coalburg seams.

        We control a significant portion of the coal reserves through private leases. The Mountain Laurel mining complex had approximately 63.6 million tons of proven and probable reserves at December 31, 2012. The longwall mine is expected to operate through at least 2018 and potentially longer. In addition, the existing reserve base should support continuous miner operations for many years beyond that date.

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

        Hazard.    Hazard is a mining complex that consists of four surface mines, a preparation plant, a unit train loadout and other support facilities located on approximately 122,000 acres in eastern Kentucky. The coal from Hazard's mines is being extracted from the Hazard 10, Hazard 9, Hazard 8, Hazard 7 and Hazard 5A seams. Nearly all of the surface-mined coal is marketed as a blend of shipped direct product with the remainder being processed at the Flint Ridge preparation plant. Coal is transported by on-highway trucks from the mines to the rail loadout, which is served by CSX. Some coal is direct shipped to the customer by truck.

        A majority of the coal reserves are owned; the remainder are held through private leases. The mining complex had approximately 44.4 million tons of proven and probable reserves at December 31, 2012, which could sustain current production levels until at least 2030. The loadout facility can load a 12,500-ton train in less than 4 hours.

        Beckley.    The Beckley mining complex is located on approximately 23,400 acres in Raleigh County, West Virginia. Beckley is extracting high quality, low-volatile metallurgical coal in the Pocahontas No. 3 seam.

        A significant portion of the coal reserves are controlled through private leases. As of December 31, 2012, we had approximately 28.5 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2030. Coal is belted from the mine to a 600-ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.

        Vindex.    The Vindex mining complex consists of three surface mines located on approximately 43,200 acres in Garrett and Allegany Counties, Maryland. Mining operations at these surface mines extract coal from the Upper Freeport, Middle Kittanning, Pittsburgh, Little Pittsburgh and Redstone seams.

        We control all of the coal reserves through private leases. As of December 31, 2012, we had approximately 18.5 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until at least 2025.

        Sycamore No. 2.    The Sycamore No. 2 mining complex is an active underground mine operated by a contract miner located on approximately 8,900 acres in Harrison County, West Virginia. Mining operations extract coal from the Pittsburgh seam. The coal produced by this mining complex is sold on a raw basis and is transported to current customers by truck.

        As of December 31, 2012, the Sycamore No. 2 mining complex had approximately 7.7 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2028.

        Sentinel.    The Sentinel mining complex consists of one underground mine, a preparation plant and a loadout facility located on approximately 25,200 acres in Barbour County, West Virginia. Mining operations currently extract coal from the Clarion coal seam. Coal from the Sentinel mining complex is processed through the preparation plant and shipped by CSX rail to customers.

        We control a significant portion of the Clarion seam coal reserves through private leases. As of December 31, 2012, we had approximately 15.0 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021.

        Leer (formally Tygart Valley).    The Leer Complex, located in Taylor County, West Virginia, includes approximately 34.5 million tons of deep coal reserves as of December 31, 2012 and has both steam and metallurgical quality coal in the Lower Kittanning seam, covering approximately 68,000 acres. Substantially all of the reserves at Leer are owned rather than leased from third parties.

        Construction of the Leer Complex began in June 2010 and initial coal production commenced in November 2011. At full output, the Leer Complex is designed to have 3.5 million tons of capacity per year of high quality coal that is well suited to both the utility market and the high volatile metallurgical market. All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than 4 hours.

Illinois

        Viper.    The Viper mining complex consists of one underground coal mine and a preparation plant located on approximately 48,800 acres in central Illinois near the city of Springfield. Mining operations extract steam coal from the Illinois No. 5 seam, also referred to as the Springfield seam All coal is processed through an 800 ton-per-hour preparation plant and shipped to customers by on-highway trucks.

        We control a signification portion of the coal reserves through private leases. As of December 31, 2012, we had approximately 18.5 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2026.

Sales, Marketing and Trading

        Overview.    Coal prices are influenced by a number of factors and can vary materially by region. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use and mine operating costs. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region.

        The cost of coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally less expensive to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the primary mining method we use in the Western Bituminous region and for certain of our Appalachian mines, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin, and for certain of our Appalachian mines and a Western Bituminous mine. This is the case because of the higher capital costs, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.

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

        Customers.    The Company markets its steam and metallurgical coal to domestic and foreign utilities, steel producers and other industrial facilities. For the year ended December 31, 2012, we derived approximately 16% of our total coal revenues from sales to our three largest customers—U.S. Steel, Tennessee Valley Authority, and Donau Brennstoffkontor GmbH—and approximately 36% of our total coal revenues from sales to our 10 largest customers.

        In 2012, we sold coal to domestic customers located in 38 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.

        In addition, in 2012 we also exported coal to Europe, Asia, North America (outside the United States) and South America. Exports to foreign countries were $1.2 billion, $920.0 million and $471.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, trade receivables related to metallurgical-quality coal sales totaled $86.6 million and $117.4 million, respectively, or 35% and 31%, of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

        The Company's foreign revenues by coal destination for the year ended December 31, 2012, were as follows:

December 31, 2012
(In thousands)
Europe (including Morocco and Turkey)	$674,754
Asia	203,193
North America	72,542
South America	57,184
Brokered sales	145,438

Total	1,153,111

Long-Term Coal Supply Arrangements

        As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2012 we sold approximately 70% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms up to nine years. At December 31, 2012, the average volume-weighted remaining term of our long-term contracts was approximately 2.77 years, with remaining terms ranging from one to eight years. At December 31, 2012, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 221 million tons.

        We typically sell coal to customers under long-term arrangements through a "request-for-proposal" process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.

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

        Coal quality and volumes are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed, although in some cases the volume specified may vary depending on the customer consumption requirements. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content (for thermal coal contracts), volatile matter (for metallurgical coal contracts), and for both types of contracts, sulfur, ash and moisture content. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.

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

        We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see the section entitled "Quantitative and Qualitative Disclosures About Market Risk" for more information about the market risks associated with these strategies at December 31, 2012.

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

        We generally sell coal to international customers at the export terminal, and we are usually responsible for the cost of transporting coal to the export terminals. In some cases we may enter into long-term throughput agreements with export terminals that contain minimum throughput obligations. In the event we do not meet those minimum thresholds, we may be obligated to pay liquidated damage amounts to such terminals. We transport our coal to Atlantic or Pacific coast terminals or terminals along the Gulf of Mexico for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight. We may also sell coal to international customers delivered to an unloading facility at the destination country.

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

        We also own a 38% interest in Millennium Bulk Terminals—Longview, LLC (MBT), the owner of a bulk commodity terminal on the Columbia River near Longview, Washington. MBT is currently working to obtain the required approvals and necessary permits to complete upgrades to enable coal shipments through the brownfield terminal.

Competition

        The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., Cloud Peak Energy, CONSOL Energy Inc., Patriot Coal Corporation, Peabody Energy Corp. and Walter Energy, Inc. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia, South Africa and Venezuela.

        Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower, wind, solar and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.

Suppliers

        Principal supplies used in our business include petroleum-based fuels, explosives, tires, steel and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as explosives and fuel, and preferred suppliers for other parts at our business such as dragline and shovel parts and related services. We believe adequate substitute suppliers are available. For more information about our suppliers, you should see "Risk Factors—Increases in the costs of mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production."

Environmental and Other Regulatory Matters

        Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety and the environment, including the protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties and other environmental resources identified during the permitting process. Reclamation is required during production and after mining has been completed. Materials used and generated by mining operations must also be managed according to applicable regulations and law. These laws have, and will continue to have, a significant effect on our production costs and our competitive position.

        We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive, comprehensive and changing regulatory requirements, violations during mining operations occur from time to time. We cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers' compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for domestic coal producers.

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

        The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

        Mining Permits and Approvals.    Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present to federal, state or local authorities' data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an environmental impact statement must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any collateral effects from the mining, transportation and burning of coal. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, shareholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations could provide a basis to revoke existing permits and to deny the issuance of additional permits.

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

        In 1999, a federal court in West Virginia ruled that the stream buffer zone rule issued under SMCRA prohibited most excess spoil fills. While the decision was later reversed on jurisdictional grounds, the extent to which the rule applied to fills was left unaddressed. On December 12, 2008, OSM finalized a rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. On November 30, 2009, OSM announced that it would re-examine and reinterpret the regulations finalized eleven months earlier. We cannot predict how the regulations may change or how they may affect coal production, though there are reports that drafts of OSM's preferred alternative rule would, if finalized, curtail surface mining operations in and near streams—especially in central Appalachia.

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

        In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA's adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. In 2012, we recorded $36.7 million of expense related to these reclamation fees.

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

        The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2012, we have self-bonded an aggregate of approximately $388.4 million, posted an aggregate of approximately $262.9 million in surety bonds for reclamation purposes and secured $18.0 million in letters of credit for reclamation bonding obligations. In addition, we had approximately $300.7 million of surety bonds and letters of credit outstanding at December 31, 2012 to secure workers' compensation, coal lease and other obligations.

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

        In 2008, the U.S. House of Representatives approved additional federal legislation which would have required new regulations on a variety of mine safety issues such as underground refuges, mine ventilation and communication systems. Although the U.S. Senate failed to pass that legislation, it is possible that similar legislation may be proposed in the future. Various states, including West Virginia, have also enacted laws to address many of the same subjects. The costs of implementing these safety and health regulations at the federal and state level have been, and will continue to be, substantial. In addition to the cost of implementation, there are increased penalties for violations which may also be substantial. Expanded enforcement has resulted in a proliferation of litigation regarding citations and orders issued as a result of the regulations.

        Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2012, we recorded $72.9 million of expense related to this excise tax.

        We are committed to the safety of our employees. In 2012, we spent approximately $16.5 million on MINER Act compliance and other safety improvement matters. For the seventh year in a row, we ranked first among our major diversified coal peers for our safety record and garnered 24 external awards for outstanding achievement in our core values. In addition, five of our complexes completed 2012 without a single safety incident or environmental violation.

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

        Clean Air Act.    The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as the Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. In addition, regulation of additional emissions, such as greenhouse gases, has been announced by the U.S. Environmental Protection Agency, which we refer to as EPA, and those regulations will apply to new coal-fueled power plants. Other greenhouse gas regulations apply to industrial boilers (see discussion of Climate Change, below and this application could eventually reduce the demand for coal.

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

  •
  Particulate Matter.  The Clean Air Act requires the EPA to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5), and the EPA revised the PM2.5 NAAQS on December 14, 2012, making it more stringent. The states are required to make recommendations on nonattainment designations for the new NAAQS in late 2013. Once the EPA finalizes those designations, individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

  •
  Ozone.  The EPA is scheduled to propose a revision of their existing NAAQS for ozone in 2013. Significant additional emission control expenditures will likely be required at coal-fueled power plants to meet the new NAAQS. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead.

  •
  NOx SIP Call.  The Nitrogen Oxides State Implementation Plan (NOx SIP) Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program was designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants were required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures has made it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.

  •
  Clean Air Interstate Rule.  The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR called for power plants in 28 Eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative.

    In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA's reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. The EPA proposed a revised transport rule on August 2, 2010 (75 Fed Reg 45209) and received thousands of comments on the proposal. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on August 21, 2012, the Federal Court of Appeals for the District of Columbia Circuit vacated the rule, leaving the EPA to continue implementation of the CAIR Controls required under the CAIR may affect the market for coal inasmuch as multiple existing coal fired units are being retired rather than having required controls installed.

  •
  Mercury.  In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA's Clean Air Mercury Rule (CAMR) and remanded it to the EPA for reconsideration. In response to the vacatur, the EPA announced an EGU Mercury and Air Toxics Standard (MATS) on December 16, 2011. The MATS was finalized April 16, 2012. In addition, before the court decision vacating the CAMR, some states had either adopted the CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than the CAMR. The result of the EGU MATS and state mercury and air toxics controls is that these rules may adversely affect the demand for coal.

  •
  Regional Haze.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIP's by December 17, 2007, that, among other things, was to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392). The EPA had taken no enforcement action against states to finalize implementation plans and was slowly dealing with the state Regional Haze SIPs that were submitted, which resulted in the National Parks Conservation Association commencing litigation in the D. C. Circuit Court of Appeals on August 3, 2012, against the EPA for failure to enforce the rule (National Parks Conservation Act v. EPA, D.C.Cir). Industry groups, including the Utility Air Regulatory Group have intervened (Utility Air Regulatory Group v. EPA. D.C. Cir 12-1342, 8/6/2012) This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

  •
  New Source Review.  A number of pending regulatory changes and court actions are affecting the scope of the EPA's new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. The new source review program is continually revised and such revisions may impact demand for coal nationally, but we are unable to predict the magnitude of the impact.

        Climate Change.    One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which establishes a binding set of emission targets for greenhouse gases. With Russia's acceptance, the Kyoto Protocol became binding on all those countries that had ratified it in February 2005. The United States has refused to ratify the Kyoto Protocol. Although the Kyoto Protocol targets varied from country to country, the United States Kyoto Protocol target reductions of greenhouse gas emissions would be to 93% of 1990 levels. Following the Kyoto meeting, multiple Conferences of the Parties have been held. None to date, including the most recent Conference of the Parties in Abu Dhabi, in January 2013, have resulted in any mandatory reduction requirements for the United States, but any such future conference may do so.

        Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise. The U.S. Congress has considered various proposals to reduce greenhouse gas emissions, but to date, none have become law. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. On December 15, 2009, the EPA published a formal determination that six greenhouse gases, including carbon dioxide and methane, endanger both the public health and welfare of current and future generations. In the same Federal Register rulemaking, the EPA found that emission of greenhouse gases from new motor vehicles and their engines contribute to greenhouse gas pollution. Although Massachusetts v. EPA did not involve the EPA's authority to regulate greenhouse gas emissions from stationary sources, such as coal-fueled power plants, the EPA has since proposed regulations of stationary source greenhouse gas emissions.

        In addition to the federal regulation, many states and regions have adopted greenhouse gas initiatives. These state and regional climate change rules will likely require additional controls on coal-fueled power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.

        Clean Water Act.    The federal Clean Water Act (sometimes shortened to CWA) and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions and regulatory actions have created uncertainty over Clean Water Act jurisdiction and permitting requirements that could variously increase or decrease the cost and time we expend on Clean Water Act compliance.

        Clean Water Act requirements that may directly or indirectly affect our operations include the following:

  •
  Water Discharge.  Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States, especially on selenium, sulfate and specific conductance. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. You should see Item 3—Legal Proceedings for more information about certain regulatory actions pertaining to our operations.

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

    Notwithstanding the additional environmental protections designed in the NWP 21, on July 15, 2009, the Corps proposed to immediately suspend the use of NWP 21 in six Appalachian states, including West Virginia, Kentucky and Virginia where the Company conducts operations.. On June 17, 2010, the Corps announced that it had suspended the use of NWP 21 in the same six states although it remained for use elsewhere. In February 2012, the Corps proposed to reissue NWP 21, albeit with significant restrictions on the acreage and length of stream channel that can be filled in the course of mining operations. The Corps' decisions regarding the use of NWP 21 does not prevent the Company's operations from seeking an individual permit under § 404 of the CWA, nor does it restrict an operation from utilizing another version of the nationwide permit, NWP 50, authorized for small underground coal mines that must construct fills as part of their mining operations.

    The use of nationwide permits to authorize stream impacts from mining activities has been the subject of significant litigation. Refer to Item 3—Legal Proceedings for more information about certain litigation pertaining to our permits.

        Resource Conservation and Recovery Act.    The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management. In addition, Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In its 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion products generated at electric utility and independent power producing facilities, such as coal ash, and left the exemption in place. In May 2000, the EPA concluded that coal combustion products do not warrant regulation as hazardous waste under RCRA and again retained the hazardous waste exemption for these wastes. The EPA also determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion products disposed in surface impoundments and landfills and used as mine-fill. In March of 2007 the Office of Surface Mining and the EPA proposed regulations regarding the management of coal combustion products. The EPA concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. A final rule has not been promulgated. Most state hazardous waste laws also exempt coal combustion products, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, the EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company's utility customers to continue to use coal in their power plants.

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

Employees

        At February 15, 2013, we employed a total of approximately 6,424 full and part-time employees, approximately 184 of whom are represented by the Scotia Employees Association. We believe that our relations with all employees are good.

Executive Officers

        The following is a list of our executive officers, their ages as of February 15, 2013 and their positions and offices during the last five years:

Name	Age	Position
Kenneth D. Cochran	52	Mr. Cochran has served as our Senior Vice President—Operations since August 2012. From May 2011 to August 2012, Mr. Cochran served as Group President of our western operations, which included Thunder Basin Coal Company, the Arch Western Bituminous Group, Arch of Wyoming and the Otter Creek development, and served as President and General Manager of Thunder Basin Coal Company from 2005 to April 2011. Prior to joining Arch Coal in 2005, Mr. Cochran spent 20 years with TXU Corporation. Mr. Cochran currently serves on the boards of Millennium Bulk Terminals-Longview, LLC, Knight Hawk Coal Company, and Tongue River Holding Company.
John T. Drexler	43

Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as our Vice President—Finance and Accounting from 2006 to April 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	55

Mr. Eaves currently serves as our President and Chief Executive Officer. Mr. Eaves served as our President and Chief Operating Officer from 2006 until he was appointed as Chief Executive Officer in April 2012. From 2002 to 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves is currently the chairman of the National Coal Council, and also serves on the boards of COALOGIX, National Mining Association, the Business Roundtable, the American Coalition for Clean Coal Electricity and the Business Council.

Robert G. Jones	56	Mr. Jones has served as our Senior Vice President—Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President—Law, General Counsel and Secretary from 2000 to August 2008.
Paul A. Lang	52

Mr. Lang has served as our Executive Vice President and Chief Operating Officer since April 2012 and as our Executive Vice President—Operations from August 2011 to April 2012. Mr. Lang served as Senior Vice President—Operations from 2006 through August 2011, as President of Western Operations from 2005 through 2006 and President and General Manager of Thunder Basin Coal Company from 1998 to 2005.

Deck S. Slone	49

Mr. Slone has served as our Senior Vice President—Strategy and Public Policy since June 2012. Mr. Slone served as our Vice President—Government, Investor and Public Affairs from August 2008 to June 2012. Mr. Slone served as our Vice President—Investor Relations and Public Affairs from 2001 to August 2008.

Jeffrey W. Strobel	50

Mr. Strobel has served as our Vice President of Business Development and Strategy since October, 2011. Prior to joining Arch Coal, Mr. Strobel held the following positions: Director of Energy Investment Banking for Wells Fargo Securities, LLC, from 2008 to 2011; Director of Energy Investment Banking for Wachovia Capital Markets, LLC, from 2007 to 2008; and Director, Vice President and Associate for A.G. Edwards Capital Markets from 2000 to 2007.

Name	Age	Position
John A. Ziegler, Jr.	46

Mr. Ziegler has served as our Vice President—Human Resources since April 2012. From October 2011 to April 2012, Mr. Ziegler served as our Senior Director—Compensation and Benefits. From 2005 to October 2011 Mr. Ziegler served as Vice President—Contract Administration of Arch Coal Sales Company, as well as its Senior Vice President of Marketing Administration, Senior Vice President, and President. Mr. Ziegler joined Arch Coal in 2002 as Director—Internal Audit. Prior to joining Arch Coal, Mr. Ziegler held various finance and accounting positions with bioMerieux and Ernst & Young.

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

        We also make the documents listed above available without charge through our website, archcoal.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (314) 994-2700 or by mail at Arch Coal, Inc., One CityPlace Drive, Suite 300, St. Louis, Missouri, 63141 Attention: Senior Vice President—Strategy and Public Policy. The information on our website is not part of this Annual Report on Form 10-K.

GLOSSARY OF SELECTED MINING TERMS

        Certain terms that we use in this document are specific to the coal mining industry and may be technical in nature. The following is a list of selected mining terms and the definitions we attribute to them.

Assigned reserves	Recoverable reserves designated for mining by a specific operation.
Brown coal

Coal of gross calorific value of less than 5700 kilocalories per kilogramme (kcal/kg), which includes lignite and sub-bituminous coal where lignite has a gross calorific value of less than 4165 kcal/kg and sub-bituminous coal has a gross calorific value between 4165 kcal/kg and 5700 kcal/kg.

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

Hard coal	Coal of gross calorific value greater than 5700 kcal/kg on an ashfree but moist basis and further disaggregated into anthracite, coking coal and other bituminous coal.
Longwall mining	One of two major underground coal mining methods, generally employing two rotating drums pulled mechanically back and forth across a long face of coal.

Low-sulfur coal	Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.
Preparation plant	A facility used for crushing, sizing and washing coal to remove impurities and to prepare it for use by a particular customer.
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

  •
  the domestic and foreign demand for electricity and steel;

  •
  the quantity and quality of coal available from competitors;

  •
  competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

  •
  domestic and foreign air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards;

  •
  adverse weather, climatic or other natural conditions, including unseasonable weather patterns;

  •
  domestic and foreign economic conditions, including economic slowdowns;

  •
  domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

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

        If any of these conditions or events occurs, particularly at our Black Thunder mining complex, which accounted for approximately 70% of the coal volume we sold in 2012, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

Competition could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.

        We compete with numerous other domestic and foreign coal producers for domestic and international sales. Overcapacity and increased production within the coal industry, both domestically and internationally, could materially reduce coal prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity to increase to a point where it is not economically feasible to export our coal.

        In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas. A decline in the price of natural gas, or sustained low natural gas prices, could cause demand for coal to decrease and adversely affect the price of our coal. For example, the average wellhead price of natural gas in 2012 was $2.52 (EIA, Jan-Oct 2012), compared to $4.48 and $3.95 in 2010 and 2011, respectively, leading to, in some instances, fuel switching and decreased coal consumption by electricity-generating utilities. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices for our coal.

Unfavorable economic and market conditions could adversely affect our revenues and profitability.

        The recent global economic recession and credit market tightening has had a negative impact on both the coal industry and on various customers. If any of these conditions persist or worsen, or if there are downturns in economic conditions, our business, financial condition or results of operations could be adversely affected. During unfavorable economic conditions we are focused on cost control and capital discipline, but there can be no assurance that these actions, or any other actions that we may take, will be sufficient to offset any adverse affect these conditions may have on our business, financial condition or results of operations.

Any change in the coal consumption of electric power generators could result in less demand and lower prices for coal, which could materially and adversely affect our revenues and results of operations.

        Thermal coal accounted for the majority of our coal sales during 2012. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation and governmental regulations. Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed in the

United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fueled generators. In addition, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

A decline in demand for metallurgical coal would limit our ability to sell our coal into higher-priced metallurgical markets and could substantially affect our business.

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

        In addition, our customer base may change with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. Some power plant owners may have credit ratings that are below investment grade, or may become below investment grade after we enter into contracts with them. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk of payment default. Customers in other countries may also be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls and local economic and political conditions.

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

The availability, reliability and cost-effectiveness of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

        We depend upon barge, ship, rail, truck and belt transportation systems, as well as seaborne vessels and port facilities, to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events beyond our control could impair our ability to supply coal to our customers. Since we do not have long-term contracts with all transportation providers we utilize, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad. If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly.

        In addition, a growing portion of our coal sales in recent years has been into export markets, and we are actively seeking additional international customers. Our ability to maintain and grow our export sales revenue and margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of coal to foreign markets. At present, there is limited terminal capacity for the export of coal into foreign markets. Our access to existing and any future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity, among other factors. If we are unable to maintain terminal capacity, or are unable to access additional future terminal capacity for the export of our coal on commercially reasonable terms, or at all, our results could be materially and adversely affected.

        From time to time we enter into "take-or-pay" contracts for rail and port capacity related to our export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the port regardless of whether we sell and ship any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these contracts we are still obligated to make payments to the railway or port facility, which could have a negative impact on our cash flows, profitability and results of operations.

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

        Because we sell a portion of our coal production under long-term coal supply agreements, our ability to capitalize on more favorable market prices may be limited. Conversely, at any given time we are subject to fluctuations in market prices for the quantities of coal that we have produced or plan to produce but which we have not committed to sell. As described above under "A substantial or extended decline in coal prices could negatively affect our profitability and the value of our coal reserves," the market prices for coal may be volatile and may depend upon factors beyond our control. Our profitability may be adversely affected if we are unable to sell uncommitted production at favorable prices or at all.

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

        For the year ended December 31, 2012, we derived approximately 16% of our total coal revenues from sales to our three largest customers and approximately 36% of our total coal revenues from sales to our ten largest customers. We are currently discussing the extension of coal sales agreements with some of these customers. However, we may be unsuccessful in obtaining coal supply agreements with those customers, and some or all of these customers could discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.

Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal.

        Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon renewal of bonds. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third party surety bond issuers under the terms of our financing arrangements.

Under certain circumstances, we could be responsible for certain retiree medical benefits assumed by Magnum Coal Company.

        On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum Coal Company to sell certain assets. On July 23, 2008, Patriot Coal Corporation ("Patriot") acquired Magnum Coal Company. On July 9, 2012, Patriot and certain of its wholly owned subsidiaries, including Magnum Coal Company, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York. Should Patriot not emerge from bankruptcy, or if it is incapable of paying retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 to a certain subset of retirees, we could become responsible for certain of their retiree medical obligations for retirees of Magnum who retired prior to October 1, 1994. We do not have the necessary information to perform an actuarial estimate of the cost of such benefits.

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

        We have recently opened offices in Singapore and the United Kingdom. The international expansion of our operations increases our exposure to country and currency risks. In addition, our international offices are selling our coal to new customers and customers in new countries, whose business practices and reputations are not as well known to us. We are also challenged by political risks by expanding internationally, including the potential for expropriation of assets and limits on the repatriation of earnings. In the event that we are unable to effectively manage these new risks, our results of operations, financial position or cash flow could be adversely affected by these activities.

Risks Related to Our Indebtedness

The amount of indebtedness we have incurred could significantly affect our business.

        At December 31, 2012, we had consolidated indebtedness of approximately $5.1 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:

  •
  limiting our ability to obtain additional financing to fund growth, such as new LBA acquisitions or other mergers and acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements;

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

        The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt and require us to maintain minimum levels of liquidity and various financial ratios and comply with various other financial covenants. Our ability to comply with these restrictions may be affected by events beyond our control. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facilities or result in an event of default under these agreements. In the event of a default, our lenders and the counterparties to our other financing arrangements could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our financing arrangements which could make the terms of these arrangements more onerous for us. As a result, a default under one or more of our existing or future financing arrangements could have significant consequences for us. For more information about some of the restrictions contained in our credit facilities, leases and other financial arrangements, you should see the section entitled "Liquidity and Capital Resources."

Risks Related to Environmental, Other Regulations and Legislation

Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.

        Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants are expected to be proposed or become effective in coming years. In addition, concerted conservation efforts that result in reduced electricity consumption could cause coal prices and sales of our coal to materially decline.

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

        Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

        We maintain extensive coal refuse areas and slurry impoundments at a number of our mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments can fail, which could release large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

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

        To dispose of mining overburden generated by our surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers. Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and one of them thereafter was dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention, which may have a favorable impact on our permits. The matter is pending before the U.S. District Court for the Southern District of West Virginia on Mingo Logan's motion for summary judgment. If the matter is resolved ultimately in a manner that is adverse to the interests of our operating subsidiaries, their operating results may be adversely impacted.

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

        For example, in April 2010, the EPA issued comprehensive guidance regarding the water quality standards that EPA believes should apply to certain new and renewed Clean Water Act permit applications for Appalachian surface coal mining operations. Under the EPA's guidance, applicants seeking to obtain state and federal Clean Water Act permits for surface coal mining in Appalachia must perform an evaluation to determine if a reasonable potential exists that the proposed mining would cause a violation of water quality standards. According to the EPA Administrator, the water quality standards set forth in the EPA's guidance may be difficult for most surface mining operations to meet. Additionally, the EPA's guidance contains requirements for the avoidance and minimization of environmental and mining impacts, consideration of the full range of potential impacts on the environment, human health and local communities, including low-income or minority populations, and provision of meaningful opportunities for public participation in the permit process. The EPA's guidance is subject to several pending legal challenges related to its legal effect and sufficiency including consolidated challenges pending in the United States Court of Appeals for the District of Columbia Circuit led by the National Mining Association. We may be required to meet these requirements in the future in order to obtain and maintain permits that are important to our Appalachian operations. We cannot give any assurance that we will be able to meet these or any other new standards.

        In response to the April 2010 explosion at Massey Energy Company's Upper Big Branch Mine and the ensuing tragedy, we expect that safety matters pertaining to underground coal mining operations will continue to be the topic of new legislation and regulation, as well as the subject of heightened enforcement efforts. For example, federal and West Virginia state authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, both federal and West Virginia state authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may increase the costs associated with obtaining or maintain permits necessary to perform our mining operations or otherwise may prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Our Properties

  General

        At December 31, 2012, we owned or controlled primarily through long-term leases approximately 32,135 acres of coal land in Ohio, 25,104 acres of coal land in Maryland, 46,716 acres of coal land in Virginia, 418,713 acres of coal land in West Virginia, 107,641 acres of coal land in Wyoming, 267,571 acres of coal land in Illinois, 62,010 acres of coal land in Utah, 239,863 acres of coal land in Kentucky, 19,428 acres of coal land in Montana, 21,802 acres of coal land in New Mexico, and 18,443 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, and Texas. We lease approximately 124,353 acres of our coal land from the federal government and approximately 36,364 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

        Our executive headquarters occupy approximately 92,900 square feet of leased space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see "Our Mining Operations" for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

        We estimate that we owned or controlled approximately 5.5 billion tons of proven and probable recoverable reserves at December 31, 2012. Our coal reserve estimates at December 31, 2012 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

        The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2012:

Total Assigned Reserves
(Tons in millions)

				Sulfur Content (lbs. per million Btus)						Mining Method		Past Reserve Estimates(2)
	Total Assigned Recoverable Reserves							Reserve Control
							As Received Btus per lb.(1)				Under- ground
		Proven	Probable	<1.2	1.2 - 2.5	>2.5		Leased	Owned	Surface		2010	2011
Wyoming	1,636	1,607	29	1,550	86	—	8,869	1,636	—	1,636	—	1,605	1,474
Montana	—	—	—	—	—	—	—	—	—	—	—
Utah	74	49	25	65	8	1	11,412	73	1	—	74	84	79
Colorado	80	70	10	80	—	—	11,368	80	—	—	80	64	88
Central App.	213	197	16	62	137	14	12,804	189	24	105	108	175	308
Northern App.	231	121	110	—	208	23	13,050	42	189	10	221	—	238
Illinois	18	10	8	—	—	18	10,835	17	1	—	18	—	30

Total*	2,252	2,054	198	1,757	439	56	9,858	2,037	215	1,751	501	1,928	2,217

(1)
As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

(2)
2010 Past Reserve Estimates does not include former International Coal Group, Inc. operations acquired on June 15, 2011.

*
Columns may not add due to rounding.

Total Unassigned Reserves
(Tons in millions)

				Sulfur Content (lbs. per million Btus)						Mining Method
	Total Unassigned Recoverable Reserves							Reserve Control
							As Received Btus per lb.(1)				Under- ground
		Proven	Probable	<1.2	1.2 - 2.5	>2.5		Leased	Owned	Surface
Wyoming	481	397	84	429	52	—	9,653	371	110	306	175
Montana	1,387	1,129	258	1,387	—	—	8,603	1,387	—	1,387	—
Utah	37	22	15	34	3	—	11,175	36	1	—	37
Colorado	23	18	5	23	—	—	11,304	23	—	—	23
Central App.	404	252	152	122	204	78	13,023	340	64	60	344
Northern App.	199	98	101	3	94	102	12,896	42	157	7	192
Illinois	707	344	363	—	—	707	10,955	84	623	2	705

Total*	3,238	2,260	978	1,998	353	887	10,137	2,283	955	1,762	1,476

(1)
As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

*
Columns may not add due to rounding.

        Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 68.4% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 5.4% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.

        The carrying cost of our coal reserves at December 31, 2012 was $5.2 billion, consisting of $99.2 million of prepaid royalties and a net book value of coal lands and mineral rights of $5.1 billion.

Reserve Acquisition Process

        We acquire a significant portion of the coal we control in the western United States through the lease-by-application (LBA) process. Under this process, before a mining company can obtain new coal reserves, the coal tract must be nominated for lease, and the company must win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves.

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

        At December 31, 2012, approximately 21.3% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

        We leased approximately 41,768 acres of property to other coal operators in 2012. We received royalty income of $10.0 million in 2012 from the mining of approximately 3.1 million tons, $8.2 million in 2011 from the mining of approximately 2.9 million tons and $4.1 million in 2010 from the mining of approximately 1.8 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

        In February 2009, the Fourth Circuit reversed the District Court. The Fourth Circuit held that the Corps' jurisdiction under Section 404 of the Clean Water Act is limited to the narrow issue of the filling of jurisdictional waters. The court also held that the Corps' findings of no significant impact under the National Environmental Policy Act and no significant degradation under the Clean Water Act are entitled to deference. Such findings entitle the Corps to avoid preparing an environmental impact statement, the absence of which was one issue on appeal. These holdings also validated the type of mitigation projects proposed by our operations to minimize impacts and comply with the relevant statutes. Finally, the Fourth Circuit found that stream segments, together with the sediment ponds to which they connect, are unitary "waste treatment systems," not "waters of the United States," and that the Corps had not exceeded its authority in permitting them.

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

        On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviewed the "Recommended Determination" issued by the EPA Region 3. By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States' motion. On January 13, 2011, the EPA issued its "Final Determination" to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit. The court was notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to the EPA's "Final Determination" currently pending in federal court in Washington, DC. As described more fully below, the federal court in Washington, DC, by Memorandum and Opinion and separate Order, each dated March 23, 2012, granted Mingo Logan's motion for summary judgment, vacated EPA's Final Determination and found valid and in full force Mingo Logan's Section 404 permit. On April 5, 2012, Mingo Logan moved to lift the stay referenced above.

        On June 5, 2012, the Court entered an order lifting the stay and allowing the case to proceed on Mingo Logan's Motion for Summary Judgment. Shortly thereafter, OVEC filed a motion for leave to file a seventh amended and supplemental complaint seeking to update existing counts and raising two new claims (one, to enforce EPA's "Final Determination" and, the other, that the Corps' refusal to prepare a Supplemental Environmental Impact Statement violates the APA and NEPA). By Memorandum, Opinion and Order dated July 25, 2012, the Court granted OVEC's motion and directed the Clerk to file OVEC's Seventh Amended and Supplemental Complaint.

        Mingo Logan filed its Motion for Summary Judgment on August 31, 2012, along with its Answer to the Seventh Amended and Supplemental Complaint. All responses and replies to Mingo Logan's Motion have been filed and the matter is pending before the Court.

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

        Pursuant to a scheduling order for summary disposition of the case, motions and cross-motions for summary judgment by both parties were filed. On November 30, 2011, the court heard arguments from the parties limited only to the threshold issue of whether the EPA had the authority under Section 404(c) of the Clean Water Act to withdraw the specification of the disposal site after the Corps had already issued a permit under Section 404(a). The court deferred consideration of the remaining issue (i.e. whether the EPA's "Final Determination" is otherwise lawful) until after consideration of the threshold issue. On March 23, 2012, the court entered an Order and a Memorandum Opinion granting Mingo Logan's motion for summary judgment, denying the EPA's cross-motion for summary judgment, vacating the Final Determination and ordering that Mingo Logan's Section 404 permit remains valid and in full force.

        On May 11, 2012, the EPA filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit. The parties have fully briefed the case and the court has scheduled oral arguments for March 14, 2013.

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

        At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny's damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future nondelivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. The trial court awarded total damages and interest in the amount of $104.1 million. ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties' motions. The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest. The parties appealed the lower court's decision to the Superior Court of Pennsylvania. On August 13, 2012, the Superior Court of Pennsylvania ruled that the lower court should have calculated damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer. This Petition is pending.

ICG Hazard

        The Sierra Club, on December 3, 2010, filed a Notice of Intent ("NOI") to sue ICG Hazard, LLC ("Hazard"), alleging violations of the Clean Water Act and the Surface Mining Control and Reclamation Act of 1977 at

Hazard's Thunder Ridge surface mine. The NOI, which was supplemented by a revised filing on February 24, 2011, claims that Hazard is discharging selenium and contributing to conductivity levels in the receiving streams in violation of state and federal regulations. On May 24, 2011, the Sierra Club sued Hazard in U.S. District Court for the Eastern District of Kentucky under the Citizens Suit provisions of the Clean Water Act and the Surface Mining Control and Reclamation Act seeking civil penalties, injunctive relief and attorneys' fees. On February 17, 2012, ICG Hazard filed a motion for summary judgment. Also on February 17, 2012, the Sierra Club filed a competing motion for summary judgment.

        On September 28, 2012, the court entered a Memorandum Opinion and Order granting Hazard summary judgment on both Clean Water Act ("CWA") and Surface Mining Control and Reclamation Act ("SMCRA") claims finding that the CWA permit "shield" applies and that the SMCRA cannot be used to circumvent the CWA permit shield with respect to "point source" discharges. The court denied summary judgment to the extent the facts showed there were "non-point source" discharges from areas disturbed by surface mining activities. On October 4, 2012, the Sierra Club filed a Motion to Clarify Claims and Request Final Judgment Order notifying the court that all of its claims in the matter involved discharges from discrete "point sources" and that there remain no issues of law or fact that require court resolution. The court entered a final judgment on January 11, 2013. On January 22, 2013, the Sierra Club filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

Patriot Coal Corporation Bankruptcy

        On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum Coal Company ("Magnum") to sell certain assets to Magnum. On July 23, 2008, Patriot Coal Corporation acquired Magnum. On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum (collectively, "Patriot"), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

        On September 20, 2012, Patriot filed a motion with the U.S. Bankruptcy Court for the Southern District of New York to reject a master coal sales agreement entered into on December 31, 2005 between us and Magnum, which was established in order to meet obligations under a coal sales agreement with a customer who did not consent to the assignment of their contract to Magnum. On December 18, 2012, the court accepted Patriot's motion to reject the master coal sales agreement. As a result of the court's decision, Arch has accrued $58.3 million, which represents the discounted value of the remaining monthly buyout amounts under the underlying coal sales agreement.

ITEM 4.    MINE SAFETY DISCLOSURES

        The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2012.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "ACI". On February 15, 2013, our common stock closed at $5.92 on the New York Stock Exchange. On that date, there were approximately 6,300 holders of record of our common stock.

        Holders of our common stock are entitled to receive dividends when they are declared by our board of directors. When dividends are declared on common stock, they are usually paid in mid-March, June, September and December. We paid dividends on our common stock totaling $42 million, or $0.20 per share, in 2012 and $80.7 million, or $0.43 per share, in 2011. There is no assurance as to the amount or payment of dividends in the future because they are dependent on our future earnings, capital requirements, financial condition, any limitations imposed by our debt instruments and other factors deemed relevant by our Board of Directors. You should see Note 2, Debt and Financing Arrangements, beginning on Page F-15 for more information about restrictions on our ability to declare dividends.

        The following table sets forth for each period indicated the dividends paid per common share, the high and low sale prices of our common stock for each of the quarterly periods indicated.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dividends per common share	$0.11	$0.03	$0.03	$0.03
High	15.99	11.06	8.05	8.86
Low	10.44	5.41	5.16	6.15

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dividends per common share	$0.10	$0.11	$0.11	$0.11
High	36.99	36.75	28.76	20.37
Low	30.70	24.10	14.28	13.09

Stock Price Performance Graph

        The following performance graph compares the cumulative total return to stockholders on our common stock with the cumulative total return on two indices: a peer group, consisting of CONSOL Energy, Inc., Alpha Natural Resources, Inc. and Peabody Energy Corp., and the Standard & Poor's (S&P) 400 (Midcap) Index. The graph assumes that:

  •
  you invested $100 in Arch Coal common stock and in each index at the closing price on December 31, 2007;

  •
  all dividends were reinvested;

  •
  annual reweighting of the peer groups; and

  •
  you continued to hold your investment through December 31, 2012.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Arch Coal, Inc., the S&P Midcap 400 Index
and an Industry Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Arch Coal, Inc.	100.00	36.62	51.07	81.82	34.53	17.81
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
Industry Peer Group	100.00	39.23	77.08	97.67	54.53	42.19

Issuer Purchases of Equity Securities

        In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. We did not purchase any shares of our common stock under this program during the fiscal year ended December 31, 2012. As of December 31, 2012, we have purchased 3,074,200 shares of our common stock under this program since the board of directors authorized the program. Based on the closing price of our common stock as reported on the New York Stock Exchange on February 15, 2013, there is approximately $64.7 million of our common stock that may yet be purchased under this program.

ITEM 6.    SELECTED FINANCIAL DATA.

	Year Ended December 31
(In thousands, except per share data)	2012(1)	2011(2)	2010(3)(4)	2009(5)	2008
Statement of Operations Data:
Revenues	$4,159,038	$4,285,895	$3,186,268	$2,576,081	$2,983,806
Change in fair value of coal derivatives and trading activities, gains (losses) net	16,590	2,907	(8,924)	12,056	55,093
Mine closure and asset impairment costs	523,568	7,316	—	—	—
Goodwill and other intangible asset impairment	346,423	—	—	—	—
Contract settlement resulting from Patriot Coal bankruptcy	58,335
Acquisition and transition costs	—	47,360	—	13,726	—
Income (loss) from operations	(681,588)	413,576	323,984	123,714	461,270
Non-operating expenses	23,668	51,448	6,776	—	—
Net income (loss) attributable to Arch Coal	(683,955)	141,683	158,857	42,169	354,330
Basic earnings per common share	$(3.24)	$0.75	$0.98	$0.28	$2.47
Diluted earnings per common share	$(3.24)	$0.74	$0.97	$0.28	$2.45
Balance Sheet Data:
Total assets	$10,006,777	$10,213,959	$4,880,769	$4,840,596	$3,978,964
Working capital	1,337,035	162,106	207,568	55,055	46,631
Long-term debt, less current maturities	5,085,879	3,762,297	1,538,744	1,540,223	1,098,948
Other long-term obligations	825,080	864,667	566,728	544,578	482,651
Noncurrent deferred income tax liability	664,182	976,753	—	—	—
Arch Coal stockholders' equity	2,854,567	3,578,040	2,237,507	2,115,106	1,728,733
Common Stock Data:
Dividends per share	$0.20	$0.43	$0.39	$0.36	$0.34
Shares outstanding at year-end	212,247	211,671	162,605	162,441	142,833
Cash Flow Data:
Cash provided by operating activities	$332,804	$642,242	$697,147	$382,980	$679,137
Depreciation, depletion and amortization, including amortization of acquired sales contracts, net	500,319	444,518	400,672	321,231	292,848
Capital expenditures	395,225	540,936	314,657	323,150	497,347
Acquisitions of businesses, net of cash acquired	—	2,894,339	—	768,819	—
Net proceeds from the issuance of long term debt	1,942,685	1,906,306	500,000	570,322	—
Net proceeds from the sale of common stock	—	1,267,933	—	326,452	—
Payments to retire debt, including redemption premium	452,934	605,178	505,627	—	—
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(481,300)	424,396	(196,549)	(85,815)	13,493
Dividend payments	42,440	80,748	63,373	54,969	48,847
Operating Data:
Tons sold	140,820	156,897	162,763	126,116	139,595
Tons produced	135,934	151,829	156,282	119,568	133,107
Tons purchased from third parties	4,327	5,557	6,825	7,477	6,037

(1)
Our results in 2012 were impacted by challenging market conditions. In response to these conditions, we idled 10 mines in Appalachia and curtailed production at other thermal mines. We incurred $523.6 million of closure and impairment costs relating to the closures, and recognized goodwill and other intangible asset impairment charges $346.4 million. In addition, we refinanced our debt, increasing our average borrowing level to build cash and highly liquid investments on the balance sheet as well as to decrease near-term maturities of debt. See further description of these transactions in the "Overview" in Item 7. Management's Discussion and Analysis.

(2)
On June 15, 2011, we completed our acquisition of ICG, a leading coal producer, adding 12 mining complexes in Appalachia, one complex in the Illinois Basin and one mine under development in Appalachia, along with other coal reserves not currently in development. To finance the acquisition, we sold 48.7 million shares of our common stock and issued $2.0 billion in aggregate principal amount of senior unsecured notes. We directly expensed costs related to the financing and acquisition of $104.2 million.

(3)
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

(4)
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

(5)
On October 1, 2009, we purchased the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $768.8 million. To finance the acquisition, we sold 19.55 million shares of our common stock and $600.0 million in aggregate principal amount of senior unsecured notes. The net proceeds received from the issuance of common stock were $326.5 million and the net proceeds received from the issuance of the 8.75% senior unsecured notes were $570.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Challenging coal markets significantly impacted our results in 2012. Global benchmark metallurgical prices declined 50% since their peak in mid-2011, while U.S. thermal coal consumption declined to levels not seen since the mid-1990s.

        Driving the weakness in the domestic demand for thermal coal during 2012 was reduced coal-fired generation resulting from an unseasonably warm 2011/2012 winter coupled with low natural gas prices, which resulted in the substitution of natural gas for coal by power generators. As a result, coal stockpiles at generators remain at higher than normal levels, though levels declined during the second half of 2012. A rise in natural gas prices relative to the last year should increase output at coal-fueled power plants.

        Thermal coal exports somewhat offset the weakness in domestic markets in 2012. We exported 13.6 million tons of both thermal and metallurgical coal in 2012, shipping into Europe and South America, as well as new markets in the Middle East and Asia. We expect continued strength in the seaborne coal markets in 2013, though perhaps not at 2012 levels. Colder winter temperatures in major coal-burning regions of Asia, as well as coal's competitive advantage versus other power generation fuels in Europe, should help support U.S. coal exports in 2013.

        Metallurgical coal demand has been affected by weakening in the global steel mill capacity utilization, due to slowing economic growth. Constraints resulting from the recession in Europe and slower-than-expected growth in China affected consumer demand and reduced steel production and raw material consumption in 2012. We expect infrastructure spending in China and Brazil and stimulus spending in developed economies, when combined with global production curtailments, to benefit metallurgical markets in the future.

        In response to these market conditions, we, along with many other domestic producers, curtailed production and took steps to control costs in a reduced-volume environment. In the Powder River Basin, up to three draglines and related support equipment have been idled at various times during 2012. We redeployed other idle assets by performing reclamation activities. We limited railcar loadings at the Black Thunder mine and we reduced labor costs through scheduling changes and attrition.

        In Appalachia, we closed or idled ten higher-cost operations and curtailed production at other mines. We have controlled costs by eliminating discretionary spending, reducing headcount, consolidating operations and managing maintenance costs.

        In the Western Bituminous region, we reduced cash costs by reducing headcount and shifting volumes to lower cost mines. We idled the longwall at our Dugout Canyon mine in the fourth quarter.

        While controlling capital spending at thermal coal mines, we have proceeded with metallurgical coal development projects, namely the Leer mine, and the expansion of our coal exporting network.

        These efforts will help position us for expected market recovery in the metallurgical and thermal export markets. Due to the uncertain timing of such recovery, we undertook financing transactions to maintain a strong liquidity position. During 2012, we increased our cash on hand by $646 million, invested $237 million in highly liquid investments and decreased our short-term borrowings by $248 million. At the end of 2012, we had cash and short-term investments of just over $1.0 billion, and no borrowings under our credit facilities. Our available liquidity totaled $1.4 billion at December 31, 2012. See discussion in "Liquidity" for the details of our financing transactions.

Items Affecting Comparability of Reported Results

        Acquisition of ICG—On June 15, 2011, we completed our acquisition of ICG, a leading coal producer, adding 12 mining complexes in Appalachia, one complex in the Illinois Basin and one mine under development in Appalachia, along with other coal reserves not currently in development. To finance the acquisition, we received net proceeds of $1.3 billion from the sale of our common stock and issued $2.0 billion in aggregate principal amount of senior unsecured notes. We directly expensed costs related to the financing and acquisition of $104.2 million.

        Mine closures—As mentioned in the "Overview", in response to decreasing demand for thermal coal, we made the decision to close or idle 10 mining complexes during 2012. We incurred costs relating to these closures and idlings of approximately $524 million. See further discussion of the impacts of these closures in "Results of Operations".

Results of Operations

  Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        Summary.    Our results during 2012 when compared to 2011 were impacted substantially by weak market conditions which led us to rationalize supply through mine closures, idlings and production curtailments.

        Revenues.    Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG.

        The following table summarizes information about coal sales during the year ended December 31, 2012 and compares it with the information for the year ended December 31, 2011:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$4,138,882	$4,280,605	$(141,723)	(3.3)%
Tons sold	140,820	156,897	(16,077)	(10.2)%
Coal sales realization per ton sold	$29.39	$27.28	$2.11	7.7%

        Coal sales decreased 3% in 2012 from 2011, as we reduced production and closed mines in response to the weak market conditions. The impact of lower volumes was partially offset by higher coal sales realizations per ton, as increased export activity resulted in higher selling prices. Transportation and other delivery costs also increased, however, as discussed in "Cost of Coal Sales". We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading "Operating segment results".

        Costs, expenses and other.    The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2012 and compares it with the information for the year ended December 31, 2011:

	Year Ended December 31,		Increase (Decrease) in Net Income
	2012	2011	Amount
	(Amounts in thousands, except percentages)
Cost of sales	$3,438,013	$3,267,910	$(170,103)
Depreciation, depletion and amortization	525,508	466,587	(58,921)
Amortization of acquired sales contracts, net	(25,189)	(22,069)	3,120
Change in fair value of coal derivatives and coal trading activities, net	(16,590)	(2,907)	13,683
Coal derivative settlements, non-hedging	(43,990)	7	43,997
Selling, general and administrative expenses	134,299	119,056	(15,243)
Contract settlement resulting from Patriot Coal bankruptcy	58,335	—	(58,335)
Legal contingencies	(79,532)	—	79,532
Mine closure and asset impairment costs	523,568	7,316	(516,252)
Goodwill and other intangible asset impairment	346,423	—	(346,423)
Acquisition and transition costs	—	47,360	47,360
Other operating income, net	(20,219)	(10,941)	9,278

Total costs, expenses and other	$4,840,626	$3,872,319	$(968,307)

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

        Amortization of acquired sales contracts, net.    The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In 2011, amortization income of $41.5 million related to the contracts we acquired with the ICG operations was higher than what we recognized in 2012 due to the amortization of contracts whose term ended in 2011. Offsetting the amortization of the ICG contracts in 2011 was expense of $19.5 million related to contracts acquired with the Jacobs Ranch operations in the Powder River Basin in 2009.

        Change in fair value of coal derivatives and coal trading activities, net.    The gains reflected in 2012 relate primarily to positions in the API-2 market, the derivatives market for coal delivered into Europe. We entered into these positions to manage price risk on physical export sales into Europe. These positions are not accounted for as hedges, so the change in the positions' fair value prior to settlement is reflected in this line on the consolidated statement of operations, and then reclassified when the positions settle.

        Coal derivative settlements, non-hedging.    The gains in 2012 reflect settlements at the termination date of the API-2 positions described above.

        Selling, general and administrative expenses.    Selling, general and administrative expenses in 2012 increased when compared with 2011 primarily due to an increase in employee compensation costs and an increase in fees for professional and legal services of approximately $5.0 million. Costs increased due to the ICG acquisition in 2011, the staffing of our sales offices in Singapore and London, higher sales and marketing headcount to handle increased export activity, and an increase in costs under our long-term incentive plan in 2012. Additionally, the impact in 2011 of a decrease in our deferred compensation liability in 2011 due to the drop in our stock price caused selling general and administrative expenses to increase in 2012, when compared with 2011. These costs were in part offset by a decrease in annual management incentive compensation.

        Contract settlement resulting from Patriot Coal bankruptcy.    In the fourth quarter of 2012, Patriot Coal's rejection of their supply agreement with us was approved by the bankruptcy court. We then agreed to a settlement of a contract that had been supplied by Patriot Coal. We will make annual payments through 2017 under this obligation.

        Legal contingencies.    As a result of an appellate court ruling in a lawsuit against former ICG subsidiaries, we changed our estimate of the probable loss related to the lawsuit. The suit is discussed in detail in Note 23 to the consolidated financial statements included in this Form 10-K.

        Mine closure and asset impairment costs and goodwill impairment.    The following costs related to closed operations, primarily in Appalachia, for the year ended December 31, 2012 :

In millions
Parts and supplies inventory writedown	$2.6
Impairment of property, plant and equipment	95.6
Impairment of coal properties and deferred development costs	403.3
Royalty obligations	11.5
Employee termination benefits	12.3
Pension, postretirement and occupational disease curtailment gain, net (see notes 17 and 18)	(1.8)

$523.5

        Goodwill Impairment.    We recognized an impairment charge of $115.8 million, the entire balance of goodwill allocated to our Black Thunder mining complex, during the second quarter of 2012 due to expectations of lower thermal coal demand and its impact on near-term sales volumes and pricing. In the fourth quarter of 2012, we recorded an impairment charge of $214.9 million representing the goodwill related to two of four operating units that were allocated goodwill in the acquisition of ICG. See further discussion in "Critical Accounting Policies".

        Other operating income, net.    When compared with the year ended December 31, 2011, the increase in other operating income, net for the year ended December 31, 2012 was primarily the result of an increase in net commercial-related income of $7.7 million and gains on the sale of non-core assets of $10.3 million. These were partially offset by unrealized mark to market losses of $13.8 million on our diesel fuel risk management program. Because we do not apply hedge accounting to these positions, accounting rules do not allow the gains and losses from these activities to be recorded with the underlying purchases in the statement of operations as if they qualified for hedge accounting.

        Operating segment results.    The following table shows results by operating segment for the year ended December 31, 2012 and compares it with the information for the year ended December 31, 2011:

	Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Powder River Basin
Tons sold (in thousands)	104,394	117,846	(13,452)	(11.4)%
Coal sales realization per ton sold(1)	$13.61	$13.62	$(0.01)	(0.1)%
Cost per ton sold	$12.77	$12.11	$0.66	5.5%
Operating margin per ton sold(2)	$0.84	$1.51	$(0.67)	(44.4)%
Adjusted EBITDA(3) (in thousands)	$265,231	$370,423	$(105,192)	(28.4)%
Appalachia
Tons sold (in thousands)	18,717	20,874	(2,157)	(10.3)%
Coal sales realization per ton sold(1)	$85.42	$84.52	$0.90	1.1%
Cost per ton sold	$83.17	$70.88	$12.29	17.3%
Operating margin per ton sold(2)	$2.25	$13.64	$(11.39)	(83.5)%
Adjusted EBITDA(3) (in thousands)	$395,806	$468,806	$(73,000)	(15.6)%
Western Bituminous
Tons sold (in thousands)	15,586	17,041	(1,455)	(8.5)%
Coal sales realization per ton sold(1)	$35.67	$35.72	$(0.05)	(0.1)%
Cost per ton sold	$26.80	$28.77	$(1.97)	(6.8)%
Operating margin per ton sold(2)	$8.87	$6.95	$1.92	27.6%
Adjusted EBITDA(3) (in thousands)	$216,246	$200,900	$15,346	7.6%

(1)
These per-ton measurements reflect adjustments to numbers reported under U.S. GAAP to reflect the complete results we achieved within our operating segments. Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

	Year Ended December 31,
	2012	2011
Transportation costs netted against per-ton realizations to reflect netback price to the region
Powder River Basin	$1.00	$0.36
Appalachia	$9.82	$6.73
Western Bituminous	$12.54	$3.76
API-2 risk management position settlements included in per-ton realizations not classified as coal sales revenues in statement of operations
Appalachia	$0.78	—
Western Bituminous	$1.50	—
Diesel risk management position settlements not classified as cost of coal sales in statement of operations
Powder River Basin	$0.09	—
Appalachia	$0.10	—
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

        Powder River Basin—Segment Adjusted EBITDA decreased in 2012 when compared to 2011, due to the lower sales volumes in the Powder River Basin from the production curtailments in response to market conditions. Per-ton margins were also lower due to the higher per-unit cash costs, resulting from the lower production levels.

        Appalachia—Operating margins decreased in 2012 when compared with 2011 due to the impacts of lower production levels as a result of mine closures and other production rationalization, including an extended longwall move at the Mountain Laurel complex. The extended longwall move at the Mountain Laurel complex reflected our move to a new seam. The new seam is thinner than the previous seam, resulting in a loss of yield at the mine, translating into slightly higher costs; however, we anticipate more consistent quality in the new seam. We sold 7.5 million tons of metallurgical-quality coal in 2012 compared to 7.4 million tons in 2011.

        Reduced operating margins were offset by a benefit in Adjusted EBITDA of the $79.5 million decrease in a legal contingency liability acquired with ICG. Mine closure and asset impairment costs are excluded from the per-ton costs and operating margins above, though the ongoing maintenance costs of those operations is included.

        Western Bituminous—Segment Adjusted EBITDA increased from 2011 due to lower production costs stemming from improved cost control, higher sales volumes from lower-cost mines in the region and reductions to accruals for sales-sensitive costs.

        Net interest expense.    The following table summarizes our net interest expense for the year ended December 31, 2012 and compares it with the information for the year ended December 31, 2011:

	Year Ended December 31		Increase (Decrease) in Net Income
	2012	2011	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(317,626)	$(230,186)	$(87,440)	(38.0)%
Interest income	5,478	3,309	2,169	65.5%

	$(312,148)	$(226,877)	$(85,271)	(37.6)%

        The increase in interest expense is due to an increase in our outstanding debt in 2012 when compared with 2011, as a result of the financing transactions discussed in "Liquidity".

        Other nonoperating expense.    Amounts reported as nonoperating consist of expenses resulting from financing activities, other than interest costs. During 2012, nonoperating expense consists primarily of the write-off of financing fees relating to decreases in our revolving credit facility capacity. During 2011, nonoperating expense represents financing related costs of the ICG acquisition, including the cost to maintain a bridge financing facility, which was not utilized.

	Year Ended December 31		Increase (Decrease) In Net Income
	2012	2011	$
	(In thousands)
Net loss resulting from early retirement and refinancing of debt	$(23,668)	$(1,958)	$(21,710)
Bridge financing costs related to ICG	—	(49,490)	49,490

	$(23,668)	$(51,448)	$27,780

        Income taxes.    Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The income tax benefit in 2012 reflects our pretax loss combined with percentage depletion deductions, offset by a $56.9 million non-deductible goodwill adjustment and $31.8 million to increase our valuation allowance against state tax carryforwards.

	Year Ended December 31		Increase In Net Income
	2012	2011	$
	(In thousands)
Benefit from income taxes	(333,717)	(7,589)	326,128

  Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Summary.    Our results during 2011 when compared to 2010 were impacted positively by the contribution from the acquired ICG operations on June 15, 2011 and higher average sales realizations as a result of improved market conditions, but these factors were offset by the acquisition, transition and financing costs necessary to complete the acquisition, as well as the impact of lower volumes from our Mountain Laurel complex and the Powder River Basin.

        Revenues.    Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG. The following table summarizes information about coal sales during the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$4,280,605	$3,186,268	$1,094,337	34.3%
Tons sold	156,897	162,763	(5,866)	(3.6)%
Coal sales realization per ton sold	$27.28	$19.58	$7.70	39.3%

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

        Costs, expenses and other.    The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31,		Increase (Decrease) in Net Income
	2011	2010	Amount
	(Amounts in thousands, except percentages)
Cost of sales	$3,267,910	$2,395,812	$(872,098)
Depreciation, depletion and amortization	466,587	365,066	(101,521)
Amortization of acquired sales contracts, net	(22,069)	35,606	57,675
Change in fair value of coal derivatives and coal trading activities, net	(2,907)	8,924	11,831
Coal derivative settlements, non-hedging	7	(4,542)	(4,549)
Selling, general and administrative expenses	119,056	118,177	(879)
Mine closure and asset impairment costs	7,316	—	(7,316)
Acquisition and transition costs	47,360	—	(47,360)
Gain on Knight Hawk transaction	—	(41,577)	(41,577)
Other operating income, net	(10,941)	(15,182)	(4,241)

	$3,872,319	$2,862,284	$(1,010,035)

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

        Amortization of acquired sales contracts, net.    The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. In 2011, amortization expense related to contracts we acquired in 2009 with the Jacobs Ranch operations in the Powder River Basin was offset by amortization income related to the contracts we acquired with the ICG operations.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were essentially flat over 2010. Our growth in 2011 resulted in an increase in salaries, travel costs, and other professional service fees, and permitting, reserve acquisitions and environmental compliance resulted in higher legal costs. These were offset by a decrease in the net obligation under the deferred compensation plan of $7.7 million and a decrease in costs related to incentive compensation plans of $2.2 million. Amounts recognized under our deferred compensation plan are impacted by changes in the value of our common stock and changes in the value of the underlying investments. In addition, in 2010 we recognized the cost of a contribution to the Arch Coal Foundation of $5.0 million. We made no contributions in 2011.

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

        Operating segment results.    The following table shows results by operating segment for the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Powder River Basin
Tons sold (in thousands)	117,846	132,350	(14,504)	(11.0)%
Coal sales realization per ton sold(1)	$13.62	$12.06	$1.56	12.9%
Cost of sales per ton sold	$12.11	$10.97	$1.14	10.4%
Operating margin per ton sold(2)	$1.51	$1.09	$0.42	38.5%
Adjusted EBITDA(3) (in thousands)	$370,423	$366,375	$4,048	1.1%
Appalachia
Tons sold (in thousands)	20,874	14,102	6,772	48.0%
Coal sales realization per ton sold(1)	$84.52	$68.93	$15.59	22.6%
Cost of sales per ton sold	$70.88	$55.68	$15.20	27.3%
Operating margin per ton sold(2)	$13.64	$13.25	$0.39	2.9%
Adjusted EBITDA(3) (in thousands)	$468,806	$283,787	$185,019	65.2%
Western Bituminous
Tons sold (in thousands)	17,041	16,311	730	4.5%
Coal sales realization per ton sold(1)	$35.72	$32.76	$2.96	9.0%
Cost of sales per ton sold	$28.77	$29.44	$(0.67)	(2.3)%
Operating margin per ton sold(2)	$6.95	$3.32	$3.63	109.3%
Adjusted EBITDA(3) (in thousands)	$200,900	$138,579	$62,321	45.0%

(1)
These per-ton coal sales realizations reflect adjustments to exclude or include certain amounts to better represent the results we achieved within our operating segments. Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

	Year Ended December 31,
	2011	2010
Transportation costs netted against per-ton realizations to reflect netback price to the region
Powder River Basin	$0.36	$0.08
Appalachia	$6.73	$4.99
Western Bituminous	$3.76	$0.19
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

        Powder River Basin—Segment Adjusted EBITDA increased in 2011 when compared to 2010, due to higher average sales prices, reflecting the improved coal markets. Partially offsetting the impact of higher selling prices were lower sales volumes in the Powder River Basin in 2011 when compared with 2010, due to the flooding in the Midwest and a market-driven approach to sales commitments earlier in the year, as well as higher per-ton production costs. Higher production costs reflected an increase in labor, maintenance and diesel costs and an increase in sales-sensitive costs, due to the increased realizations. Per-ton costs were also higher due to the lower production levels.

        Appalachia—Segment Adjusted EBITDA increased from 2010 primarily from an increase in the volumes and pricing of metallurgical-quality coal sold and the acquisition of ICG. Geology issues at the Mountain Laurel mine partially offset the volume contributions from the acquired ICG operations. We sold 7.5 million tons of metallurgical-quality coal in 2011 compared to 5.5 million tons in 2010. The benefit from higher per-ton realizations in 2011, net of sales sensitive costs, drove the improvement in our operating margins over 2010, partially offset by the impacts of the Mountain Laurel geology issues, and an increase in production at higher cost mines on our average per-ton production costs.

        Western Bituminous—Improved Segment Adjusted EBITDA reflects higher sales volumes and improved pricing resulting from increased export shipments for coal from our Colorado operations. Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results in 2011, when compared with 2010, when two outages affected production at the Dugout Canyon mine.

        Net interest expense.    The following table summarizes our net interest expense for the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(230,186)	$(142,549)	$(87,637)	(61.5)%
Interest income	3,309	2,449	860	35.1%

	$(226,877)	$(140,100)	$(86,777)	(61.9)%

        The increase in interest expense during 2011 when compared with 2010 is the result of the ICG acquisition financing. See further discussion of the related transactions in "Liquidity and Capital Resources."

        Other non-operating expense.    The following table summarizes other non-operating expense for year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31		Increase (Decrease) In Net Income
	2011	2010	$
	(In thousands)
Net loss resulting from early retirement and refinancing of debt	$(1,958)	$(6,776)	$4,818
Bridge financing costs related to ICG	(49,490)	—	(49,490)

	$(51,448)	$(6,776)	$(44,672)

        Amounts reported as non-operating consist of income or expense resulting from our financing activities, other than interest costs. Other non-operating expenses during 2011 represent financing-related costs of the ICG acquisition, including the cost to maintain a bridge financing facility, which was not used. The loss in 2010 relates to the redemption of $500 million in principal amount of the 6.75% senior notes, including the payment of the $5.6 million redemption premium, the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.

        Income taxes.    Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion. The following table summarizes our income taxes for the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year Ended December 31		Increase In Net Income
	2011	2010	$
	(In thousands)
Provision for (benefit from) income taxes	(7,589)	17,714	25,303

        The income tax provision in 2010 includes a tax benefit of $4.0 million related to the recognition of tax benefits based on settlements with taxing authorities.

  Reconciliation of Segment Adjusted EBITDA to Net Income

        The discussion in "Results of Operations" includes references to our Adjusted EBITDA results. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. We believe that Adjusted EBITDA presents a useful measure of our ability to service and incur debt based on ongoing operations. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
Reported Segment Adjusted EBITDA	$877,283	$1,044,688	$788,741
Corporate and other(1)	(188,829)	(123,550)	(64,622)

Adjusted EBITDA	688,454	921,138	724,119
Income tax expense (benefit)	333,717	7,589	(17,714)
Interest expense, net	(312,148)	(226,877)	(140,100)
Depreciation, depletion and amortization	(525,508)	(466,587)	(365,066)
Amortization of acquired sales contracts, net	25,189	22,069	(35,606)
Mine closure and asset impairment costs	(523,568)	(7,316)	—
Goodwill impairment	(346,423)	—	—
Acquisition and transition costs	—	(56,885)	—
Other nonoperating expenses	(23,668)	(51,448)	(6,776)

Net income (loss) attributable to Arch Coal	$(683,955)	$141,683	$158,857

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

  Financing Activities

        On May 16, 2012, we entered into an amendment to our senior secured revolving credit facility that amended certain financial maintenance covenants, suspending our compliance with the debt-to-EBITDA ratio, easing other financial covenants through September 2014 and adding defined minimum EBITDA targets. The amendment also reduced the quarterly dividend we may pay on our common stock to $0.03 per share. The maximum borrowing capacity of the revolving credit facility was reduced from $2 billion to $600 million. In conjunction with the amendment, we borrowed $1.4 billion under a six-year secured term loan facility, issued at a 1% discount. The term loan contains no financial maintenance covenants, is prepayable and is secured by the same assets as borrowings under the revolving credit facility. Quarterly principal payments of $3.5 million began in September 2012, plus interest at a rate of the greater of a LIBOR-based rate or 1.25%, plus 450 basis points. The proceeds of the term loan were used to retire all outstanding borrowings under the revolving credit facility and the outstanding $450.0 million principal amount of 6.75% Senior Notes due 2013 issued by Arch Western Finance, LLC ("Arch Western Finance"), our indirect subsidiary.

        On May 16, 2012, Arch Western Finance accepted for purchase approximately $304.0 million in aggregate principal amount of its 6.75% Senior Notes due 2013 (the "Arch Western Notes) in an initial settlement pursuant to the terms of its tender offer and consent solicitation, which commenced on May 1, 2012, and called for redemption all of the remaining Arch Western Notes outstanding after the completion of the tender offer. The consideration for each $1,000 of principal purchased under the tender offer and consent solicitation was $1,002.50, for a total purchase consideration of $304.8 million. On May 30, 2012, the remaining Arch Western Notes with an outstanding principal amount of $146.0 million were redeemed at par value.

        On November 21, 2012, we issued $375.0 million aggregate principal amount of 9.875% senior unsecured notes due 2019 (the "9.875% Notes") at an issue price of 95.934% of the face amount. Also on November 21, 2012, we borrowed an incremental $250.0 million under our term loan facility at a 1% discount at the same rate of interest as the initial borrowing discussed previously. The principal payments on the term loan increased to $4.125 million per quarter as a result of the incremental borrowing. Under the terms of the credit agreement, the incremental term loan reduced the size of our revolving credit facility to $350 million from $600 million.

        In entering these transactions, we preserved our liquidity by exchanging availability under credit lines for a greater cash position on the balance sheet to be used for general corporate purposes. At the same time, we amended its senior secured revolving credit facility to relax financial maintenance covenants and eliminate the minimum EBITDA targets until December 31, 2015.

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

        We believe that cash on hand, highly liquid investments, cash generated from operations, and borrowings under our credit facilities or other financing arrangements will be sufficient to meet our working capital requirements and anticipated capital expenditures in 2013 and for the foreseeable future. As a result of the refinancing activities discussed previously, we have no financial maintenance covenants until the end of 2015 and we have no significant debt maturities until 2016. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions, to repurchase our common shares and to pay dividends in the future will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

        Our indebtedness consisted of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Indebtedness to banks under credit facilities	$—	$481,300
Term loan ($1.65 billion face value) due 2018	1,627,384	—
6.75% senior notes ($450.0 million face value) due 2013	—	450,971
8.75% senior notes ($600.0 million face value) due 2016	590,999	588,974
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes ($375.0 million face value) due 2019	360,042	—
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	40,350	21,903

	5,118,775	4,043,148
Less current maturities of debt and short-term borrowings	32,896	280,851

Long-term debt	$5,085,879	$3,762,297

  Credit Facilities

        Borrowings under our senior secured revolving credit facility bear interest at a floating rate based on LIBOR determined by reference to our senior secured leverage ratio, as calculated in accordance with the underlying credit agreement. The credit facility has a five-year term that expires on June 14, 2016 and is secured by substantially all of our assets as well as its ownership interests in substantially all of its subsidiaries. Commitment fees of 0.50% to 0.75% per annum are payable on the average unused daily balance of the revolving credit facility.

        We also maintain an accounts receivable securitization program under which eligible trade receivables are sold, without recourse, to a multiseller, assetbacked commercial paper conduit. The entity through which these receivables are sold is consolidated into our consolidated financial statements. We may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit). The total aggregate borrowings and letters of credit are limited by eligible accounts receivable, as defined under the terms of the agreement. The credit facility supporting the borrowings under the program is subject to renewal annually, and expires on December 10, 2013.

        Financial covenant requirements relating to our senior notes may restrict the amount of unused capacity available to us for borrowings and letters of credit.

        Our average borrowing level under these programs was approximately $199 million and $183 million for the years ended December 31, 2012 and 2011, respectively. On June 14, 2011, we terminated our commercial paper placement program and the supporting credit facility.

  Senior Notes

        We have outstanding an aggregate principal amount of $600.0 million of 8.75% senior notes due 2016 (the "2016 Notes") that were issued at an initial issue price of 97.464% of face amount. Interest is payable on the 2016 Notes on February 1 and August 1 of each year. At any time on or after August 1, 2013, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015. In addition, prior to August 1, 2012, at any time and on one or more occasions, we may redeem an aggregate principal amount of the 2016 Notes not to exceed 35% of the original aggregate principal amount of the notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 108.750%.

        On August 9, 2010, we issued $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 (the "2020 Notes") at par. Interest is payable on the 2020 Notes on April 1 and October 1 of each year. At any time on or after October 1, 2015, we may redeem some or all of the notes. The redemption price reflected as a percentage of the principal amount is: 103.625% for notes redeemed between October 1, 2015 and September 30, 2016; 102.417% for notes redeemed between October 1, 2016 and September 30, 2017; 101.208% for notes redeemed between October 1, 2017 and September 30, 2018; and 100% for notes redeemed on or after October 1, 2018. In addition, at any time and on one or more occasions prior to October 1, 2013, we may redeem an aggregate principal amount of 2016 Notes not to exceed 35% of the original aggregate principal amount of the notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 107.250%.

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

        Interest is payable annually on the 9.875% Notes on June 15 and December 15 beginning on June 15, 2013. At any time on or after December 15, 2016, we may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.938% for notes redeemed between December 15, 2016 and December 14, 2017; 102.469% for notes redeemed between December 15, 2017 and December 14, 2018; and 100% for notes redeemed on or after December 15, 2018. In addition, at any time and on one or more occasions prior to December 15, 2015, we may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 109.875%.

        The senior unsecured notes are guaranteed by substantially all of our subsidiaries, excluding Arch Receivable Company, LLC, which is the conduit for our accounts receivable securitizaton program, and our subsidiaries outside the U.S.

  ICG Debt

        We legally discharged our obligation under ICG's 9.125% senior notes by depositing funds with the Trustee to redeem the debt. On July 14, 2011, all of the outstanding 9.125% senior notes were redeemed at an aggregate price of $251.4 million, including the required make-whole premium, plus accrued interest of $5.2 million, and the remainder of the deposit was returned to us.

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

        At the acquisition date, other ICG debt had a fair value of approximately $54.0 million and consisted mainly of equipment notes and insurance notes payable. Any remaining amounts are included in "other debt".

  Availability

        At December 31, 2012, we had cash on hand of $784.6 million, $234.3 million invested in highly liquid, interest-bearing securities and additional liquidity of $364 million, consisting primarily of available borrowing capacity under lines of credit.

        We have filed a universal shelf registration statement on Form S-3 with the SEC that allows us to offer and sell from time to time an unlimited amount of unsecured debt securities consisting of notes, debentures, and other debt securities, common stock, preferred stock, warrants, or units. Related proceeds could be used for general corporate purposes, including repayment of debt, capital expenditures, possible acquisitions and any other purposes that may be stated in any related prospectus supplement.

        The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$332,804	$642,242	$697,147
Investing activities	(649,166)	(3,496,916)	(389,129)
Financing activities	962,835	2,899,230	(275,563)

        Cash provided by operating activities decreased in the year ended December 31, 2012 compared to 2011, driven by the decrease in our profitability resulting from poor market conditions. Cash provided by operating activities decreased in 2011 compared to 2010, despite higher operating income adjusted for non-cash items, driven largely by an increase in inventory costs, as well as a benefit in 2010 from the timing of payments on accounts and production taxes payable.

        We used less cash in investing activities in the year ended December 31, 2012 compared to the amount used in 2011, primarily due to the acquisition of ICG in 2011, as well as a decrease in investments in affiliates and prepaid royalties in 2012. There was also a decrease in capital expenditures of approximately $145.7 million during year ended December 31, 2012 when compared with 2011, due to cash management efforts, however, we have continued with certain development projects. We spent approximately $73 million in 2011 and $195 million during 2012 on the development of the Leer mine, and we expect to spend approximately $100 million during 2013 on its completion. During 2010, we made payments of $118.2 million for coal reserves in Montana and spent $26.0 million on a preparation plant at the West Elk mine.

        In addition, during 2012, we invested approximately $237 million of cash proceeds from the term loan in highly liquid marketable debt securities and we purchased the noncontrolling interest in Arch Western for $17.5 million.

        Cash provided by financing activities was approximately $963 million in the year ended December 31, 2012, compared to approximately $2.9 billion in 2011. In 2012, the proceeds from the $1.6 billion term loan facility were used, in part, to retire the remaining outstanding senior secured notes due in 2013 and outstanding borrowings under lines of credit, with the remainder, along with the proceeds from the sale of the 9.875% Notes, to be used for general corporate purposes. In 2011, the proceeds from the issuance of $2.0 billion in senior notes in 2011 and shares issued in 2011 were used to finance the ICG acquisition. In 2010 we used the net proceeds from the offering of the 2020 notes and cash on hand to fund the redemption of $500.0 million aggregate principal amount of our outstanding. Arch Western Notes at a redemption price of 101.125%. We paid financing costs of $50.6 million in 2012, $114.8 million in 2011 and $12.8 million in 2010 relating to these transactions.

        We paid dividends of $42.4 million in 2012, $80.7 million in 2011 and $63.4 million in 2010.

Ratio of Earnings to Fixed Charges

        The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A(2)	1.49x	2.17x	1.26x	4.91x

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

(2)
Total losses for ratio calculation were $658.9 million and total fixed charges were $344.0 million for the year ended December 31, 2012

Contractual Obligations

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	After 2017	Total
	(Dollars in thousands)
Long-term debt, including related interest	$397,067	$764,574	$1,286,404	$5,054,079	$7,502,124
Operating leases	26,837	42,857	17,013	5,334	92,041
Coal lease rights	109,695	200,989	126,524	147,103	584,311
Coal purchase obligations	15,073	24,073	26,677	—	65,823
Unconditional purchase obligations	201,122	246,297	174,351	445,599	1,067,369

Total contractual obligations	$749,794	$1,278,790	$1,630,969	$5,652,115	$9,311,668

        The related interest on long-term debt was calculated using rates in effect at December 31, 2012 for the remaining term of outstanding borrowings.

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

        The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $448.6 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled "Critical Accounting Policies", including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.

        The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker's compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled "Critical Accounting Policies" for more information about these assumptions. We expect to make contributions of $0.9 million to our pension plans in 2013, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted July 6, 2012. MAP-21 does not reduce our obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

        You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for workers' compensation and pension and postretirement benefit obligations.

        The table above excludes future contingent payments of up to $72.9 million related to development financing for certain of our equity investees. Our obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and the obtaining of construction financing.

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

        We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers' compensation, coal lease obligations and other obligations as follows as of December 31, 2012:

	Reclamation Obligations	Lease Obligations	Workers' Compensation Obligations	Other	Total
	(Dollars in thousands)
Self bonding	$388,445	$—	$—	$—	$388,445
Surety bonds	262,852	60,742	12,450	146,693	482,737
Letters of credit	18,000	—	48,697	32,167	98,864

        In addition, we have agreed to continue to provide surety bonds for certain Magnum obligations, primarily reclamation. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. At December 31, 2012, we had $35.3 million of surety bonds remaining related to Magnum properties, however Patriot Coal has posted letters of credit of $16.7 million in our favor.

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

  Derivative Financial Instruments

        We utilize derivative instruments to manage exposures to commodity prices. Additionally, we may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by us over a reasonable period in the normal course of business, they are not recognized on the balance sheet.

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

        Any ineffective portion of a hedge is recognized immediately in earnings. Ineffectiveness was insignificant for the years ended December 31, 2012, 2011 and 2010.

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

        Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2012, our balance sheet reflected asset retirement obligation liabilities of $448.6 million, including amounts classified as a current liability. As of December 31, 2012, we estimate the aggregate undiscounted cost of final mine closures to be approximately $1.0 billion.

        See the rollforward of the asset retirement obligation liability in "Financial Statements and Supplementary Data, Note 14 to the consolidated financial statements."

  Goodwill

        In a business combination, goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired. We test goodwill for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. If the results of the testing indicate that the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the fair value of goodwill must be calculated. An impairment loss generally would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill, determined by subtracting the fair value of the other assets and liabilities associated with the reporting unit from the total fair value of the reporting unit. The fair value of a reporting unit is determined using a discounted cash flow ("DCF") technique. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate and projections of sales volumes and prices and costs to produce. We apply a probability weighting to different scenarios that are developed in this estimation process. This income approach is compared to a market approach for reasonableness of the estimates used.

        Our estimates of selling prices at the valuation date reflect assumptions about coal consumption and supply for the respective coal market. These prices are compared to market pricing information from third party forecasts for reasonableness, taking into account for the impact of coal quality on pricing. Our estimates of sales and production volumes are also based on the assumptions about coal consumption and supply discussed previously.

        As discussed in the consolidated financial statements Note 7, "Goodwill", we recognized goodwill impairment charges in 2012. In the second quarter of 2012, weak demand for thermal coal and our production cuts in response to market conditions, indicated that the fair value of our goodwill could be less than its carrying value and we performed step one of the goodwill impairment test. The impact of lower demand on near term sales volumes and pricing significantly impacted the fair value of the Black Thunder reporting unit, which did not exceed the carrying value. We made estimates of the fair value of assets and liabilities of the Black Thunder reporting unit and determined that the allocated goodwill was fully impaired, and recognized an impairment charge of $115.8 million in the second quarter of 2012. A subsequent valuation of the assets and liabilities supported that the goodwill allocated to Black Thunder had no implied fair value.

        The goodwill amounts allocated to certain reporting units in our Appalachia segment are sensitive to volatility in the demand for metallurgical coal. During the 2012, metallurgical prices fell 50% from the peaks reached during 2011, when the reporting units were acquired with our purchase of ICG. This caused the fair value of two of these reporting units to fall below their carrying value. The allocated goodwill of $214.9 million for those reporting units was determined to be fully impaired, based on current market conditions and tax benefits assumed to accrue to market participants. We recognized this impairment charge in the fourth quarter of 2012.

        The remaining two reporting units in the Appalachia segment are in the development stage at this time, and as such, their fair values are less sensitive to changes in near-term metallurgical coal pricing. Changes in the long-term outlook in the global demand for metallurgical coal from the U.S. could have a negative effect on the value of these reporting units in the future.

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

  •
  The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan's investment targets are 65% equity, 30% fixed income securities and 5% cash. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumption used to determine pension expense was 7.75% and 8.5% for 2012 and 2011, respectively. The long-term rate of return assumptions are less than the plan's actual life-to-date returns. Any difference between the actual experience and the assumed experience is recorded in other comprehensive income and amortized into earnings in the future. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2012 would have been an increase in expense of approximately $1.4 million.

  •
  The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, rates of return on high-quality fixed-income debt instruments are required. We utilize a bond portfolio model that includes bonds that are rated "AA" or higher with maturities that match the expected benefit payments under the plan. The discount rate used to determine pension expense was 4.91% for 2012 and 5.71% for 2011. The impact of lowering the discount rate 0.5% for 2012 would have been an increase in expense of approximately $4.5 million.

        The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period, which represents the average amount of time before participants vest in their benefits.

        For the measurement of our 2012 year-end pension obligation and pension expense for 2013, we used a discount rate of 4.13%.

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

        Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. The discount rate used to calculate the postretirement benefit expense was 4.52% and 5.23% for 2012 and 2011, respectively.

        Had the discount rate been lowered by 0.5% in 2012, we would have incurred additional expense of $0.3 million.

        For the measurement of our 2012 year-end other postretirement benefits obligation and postretirement expense for 2013, we used a discount rate of 3.64%.

  Income Taxes

        We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. We initially recognize the effects of a tax position when it is more than 50 percent likely, based on the technical merits, that the position will be sustained upon examination, including resolution of the related appeals or litigation processes, if any. Our determination of whether or not a tax position has met the recognition threshold considers the facts, circumstances, and information available at the reporting date. A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. We reassess our ability to realize our deferred tax assets annually in the fourth quarter or when circumstances indicate that the ability to realize deferred tax assets has changed. In determining the appropriate valuation allowance, we take into account expected future taxable income, available tax planning strategies and the reversal of temporary differences. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record additional valuation allowance through income tax expense in the period such determination is made.

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

        At December 31, 2012, our commitments for 2013 and 2014 are as follows:

	2013		2014
	Tons	$ per ton	Tons	$ per ton
Powder River Basin
Committed, Priced	86.3	$13.37	51.1	$14.22
Committed, Unpriced	9.1		13.6
Western Bituminous
Committed, Priced	11.4	$38.74	7.4	$40.86
Committed, Unpriced	1.7		0.2
Appalachia
Committed, Priced Thermal	5.2	$64.72	1.7	$53.98
Committed, Unpriced Thermal	0.4		0.3
Committed, Priced Metallurgical	3.9	$93.37	—	$—
Committed, Unpriced Metallurgical	0.2		—
Illinois Basin
Committed, Priced	2.1	$42.50	1.7	$42.33

        We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2012. The estimated future realization of the value of the trading portfolio is $1.1 million of losses in the remainder of 2013 and $1.5 million of gains in 2014.

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

        During the year ended December 31, 2012, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $1.0 million The linear mean of each daily VaR was $0.4 million. The final VaR at December 31, 2012 was $0.5 million.

        We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale. During the year ended December 31, 2012 VaR for our risk management positions that are recorded at fair value through earnings ranged from under $0.8 million to $4.2 million. The linear mean of each daily VaR was $2.2 million. The final VaR at December 31, 2012 was $0.8 million.

        We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2013. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2012, we had protected the price of substantially all of our 2013 purchases. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

        We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2012, of our $5.1 billion principal amount of debt outstanding, approximately $1.7 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at December 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        We incorporate by reference the report of independent registered public accounting firm and management's report on internal control over financial reporting included on pages F-3 and F-4, respectively, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 401 of Regulation S-K is included under the caption "Director Qualifications, Diversity and Biographies" in our 2013 Proxy Statement and in Part I of this report under the caption "Executive Officers." The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Guidelines and Code of Business Conduct," "Nominating Process for Election of Directors" and "Board Meetings and Committees" in our 2013 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Personnel and Compensation Committee Report" (which is furnished) in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Items 201(d) and 403 of Regulation S-K is included under the captions "Equity Compensation Plan Information," "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by Items 404 and 407(a) of Regulation S-K is included under the caption "Directors and Corporate Governance Practices" in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by Item 9(e) of Schedule 14A is included under the caption "Fees Paid to Auditors" in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

        Reference is made to the index set forth on page F-1 of this report.

Financial Statement Schedules

        The following financial statement schedule of Arch Coal, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F-58

        All other financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

Exhibits

        Reference is made to the Exhibit Index beginning on page 83 of this report.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
John W. Eaves President and Chief Executive Officer
March 1, 2013

Signatures	Capacity	Date

John W. Eaves	President and Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2013
John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2013
Steven F. Leer	Chairman of the Board of Directors	March 1, 2013
* David D. Freudenthal	Director	March 1, 2013
* Patricia F. Godley	Director	March 1, 2013
* Paul T. Hanrahan	Director	March 1, 2013

Signatures		Capacity	Date

* Douglas H. Hunt		Director	March 1, 2013
* J. Thomas Jones		Director	March 1, 2013
* George C. Morris III		Director	March 1, 2013
* A. Michael Perry		Director	March 1, 2013
* Theodore D. Sands		Director	March 1, 2013
* Wesley M. Taylor		Director	March 1, 2013
* Peter I. Wold		Director	March 1, 2013
*By:	Robert G. Jones, Attorney-in-Fact

Exhibit Index

Exhibit	Description
2.1	Purchase and Sale Agreement, dated as of December 31, 2005, by and between Arch Coal, Inc. and Magnum Coal Company (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on January 6, 2006).
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
2.8
Amendment to Agreement and Plan of Merger, dated as of May 26, 2011 among Arch Coal, Inc., Atlas Acquisition Corp. and International Coal Group, Inc. (incorporated herein by reference to Exhibit 2.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
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
4.2
First Supplemental Indenture, dated as of February 8, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010).
4.3
Second Supplemental Indenture, dated as of March 12, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the registrant's Registration Statement on Form S-4 filed on April 7, 2010)
4.4
Third Supplemental Indenture, dated as of May 7, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010)
4.5
Fourth Supplemental Indenture, dated December 16, 2010, by and among Arch Coal West, LLC, Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).

Exhibit	Description
4.6	Fifth Supplemental Indenture, dated as of June 24, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.8 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.7
Sixth Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.8
Seventh Supplemental Indenture, dated as of July 2, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.9
Eighth Supplemental Indenture, dated as of July 31, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
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
4.13
Third Supplemental Indenture, dated as of June 24, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.14
Fourth Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.15
Fifth Supplemental Indenture, dated as of July 2, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.16
Sixth Supplemental Indenture, dated as of July 31, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.17
Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 14, 2011).
4.18
First Supplemental Indenture, dated as of July 5, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.19
Second Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit		Description
4.20		Third Supplemental Indenture, dated as of July 2, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.21
Fourth Supplemental Indenture, dated as of July 31, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.22
Indenture, dated as of November 21, 2012, among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
4.23
Registration Rights Agreement, dated as of November 21, 2012, by and among Arch Coal, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
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
10.2
Incremental Amendment, dated as of November 21, 2012, by and among Arch Coal, Inc., as Borrower, the guarantors party thereto, the incremental term loan lenders party thereto, Bank of America, N.A., as Term Loan Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BBVA Securities Inc., RBS Securities Inc. and Union Bank, N.A., as Lead Arrangers, as Lead Arrangers (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2012, by and among Arch Coal, Inc., as Borrower, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Term Loan Administrative Agent, and PNC Bank, National Association, as Revolver Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
10.4
Third Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2012, by and among Arch Coal, Inc., as Borrower, the guarantors party thereto, the revolver lenders party thereto and PNC Bank, National Association, as Revolver Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
10.5	*
Form of Employment Agreement for Chairman and Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
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
10.23	*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by the registrant on March 22, 2010).

Exhibit		Description
10.24	*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on December 11, 2008).
10.25	*
Arch Coal, Inc. 1997 Stock Incentive Plan (as amended and restated on October 21, 2010) (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 27, 2010).
10.26	*
Arch Mineral Corporation 1996 ERISA Forfeiture Plan (incorporated herein by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10.27	*	Arch Coal, Inc. Outside Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K filed on December 11, 2008).
10.28	*
Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 11, 2008).
10.29	*	Form of Restricted Stock Unit Contract (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 24, 2006).
10.30	*
Form of Non-Qualified Stock Option Agreement (for stock options granted prior to February 21, 2008) (incorporated herein by reference to Exhibit 10.35 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
10.31	*	Form of 2008 Restricted Stock Unit Contract for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on February 27, 2008).
10.32	*
Form of 2008 Non-Qualified Stock Option Agreement for Messrs. Leer and Eaves (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on February 27, 2008).
10.33	*
Form of Non-Qualified Stock Option Agreement (for stock options granted on or after February 21, 2008) (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on February 27, 2008).
10.34	*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 23, 2009).
10.35	*	Form of 2011 Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2012).
10.36	*	Form of 2011 Restricted Stock Unit Contract (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2012).
10.37	*
Form of 2011 Restricted Stock Unit Contract for Non-Employee Directors (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2012).
10.38	*	Form of 2011 Performance Unit Contract (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2012).
10.39	*	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
10.40
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

Exhibit	Description
10.42	Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 15, 2011 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011).
10.43
Third Amendment to Amended and Restated Receivables Purchase Agreement dated November 21, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.38 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
10.44
Fourth Amendment to Amended and Restated Receivables Purchase Agreement dated December 13, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.39 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
10.45	Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated December 11, 2012, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto.
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-K for the year ended December 31, 2012 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

*
Denotes management contract or compensatory plan arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Arch Coal, Inc. and subsidiaries and reports of independent registered public accounting firm follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Arch Coal, Inc.

        We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arch Coal Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 1, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Arch Coal, Inc.

        We audited Arch Coal Inc.'s (the Company's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Arch Coal, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Coal, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
March 1, 2013

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Arch Coal, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2012.

        The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company's internal control over financial reporting.

John W. Eaves Chairman and Chief Executive Officer	John T. Drexler Senior Vice President and Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUES	$4,159,038	$4,285,895	$3,186,268
COSTS, EXPENSES AND OTHER OPERATING
Cost of sales	3,438,013	3,267,910	2,395,812
Depreciation, depletion and amortization	525,508	466,587	365,066
Amortization of acquired sales contracts, net	(25,189)	(22,069)	35,606
Change in fair value of coal derivatives and coal trading activities, net	(16,590)	(2,907)	8,924
Coal derivative settlements, non-hedging	(43,990)	7	(4,542)
Selling, general and administrative expenses	134,299	119,056	118,177
Contract settlement resulting from Patriot Coal bankruptcy	58,335	—	—
Legal contingencies	(79,532)	—	—
Mine closure and asset impairment costs	523,568	7,316	—
Goodwill and other intangible asset impairment	346,423	—	—
Acquisition and transition costs	—	47,360	—
Gain on Knight Hawk transaction	—	—	(41,577)
Other operating income, net	(20,219)	(10,941)	(15,182)

	4,840,626	3,872,319	2,862,284

Income (loss) from operations	(681,588)	413,576	323,984
Interest expense, net:
Interest expense	(317,626)	(230,186)	(142,549)
Interest income	5,478	3,309	2,449

	(312,148)	(226,877)	(140,100)

Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	(23,668)	(1,958)	(6,776)
Bridge financing costs related to ICG	—	(49,490)	—

	(23,668)	(51,448)	(6,776)

Income (loss) before income taxes	(1,017,404)	135,251	177,108
Provision for (benefit from) income taxes	(333,717)	(7,589)	17,714

Net income (loss)	(683,687)	142,840	159,394
Less: Net income attributable to noncontrolling interest	(268)	(1,157)	(537)

Net income (loss) attributable to Arch Coal, Inc.	$(683,955)	$141,683	$158,857

EARNINGS PER COMMON SHARE
Basic earnings (loss) per common share	$(3.24)	$0.75	$0.98

Diluted earnings (loss) per common share	$(3.24)	$0.74	$0.97

Basic weighted average shares outstanding	211,381	190,086	162,398

Diluted weighted average shares outstanding	211,381	190,905	163,210

Dividends declared per common share	$0.20	$0.43	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(683,687)	$142,840	$159,394
Other comprehensive income (loss), net of income taxes:
Pension, postretirement and other post-employment benefits
Unrealized gains (losses)	(14,523)	4,271	9,814
Net loss reclassified to income	918	1,665	101

	(13,605)	5,936	9,915
Available-for-sale securities
Unrealized gains (losses)	(1,924)	114	1,841
Net loss reclassified to income	4	—	—

	(1,920)	114	1,841
Derivatives
Unrealized gains	4,320	2,913	221
Net (gains) losses reclassified to income	2,653	(10,563)	1,514

	6,973	(7,650)	1,735

Total other comprehensive income (loss)	(8,552)	(1,600)	13,491

Total comprehensive income (loss)	$(692,239)	$141,240	$172,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$784,622	$138,149
Restricted cash	3,453	10,322
Short term investments	234,305	—
Trade accounts receivable	247,539	380,595
Other receivables	84,541	88,584
Inventories	365,424	377,490
Prepaid royalties	11,416	21,944
Deferred income taxes	67,360	42,051
Coal derivative assets	22,975	13,335
Other	92,469	110,304

Total current assets	1,914,104	1,182,774
Property, plant and equipment:
Coal lands and mineral rights	6,218,776	6,578,430
Plant and equipment	3,391,265	3,225,985
Deferred mine development	1,079,856	1,064,279

	10,689,897	10,868,694
Less accumulated depreciation, depletion and amortization	(3,352,799)	(2,919,544)
Property, plant and equipment, net	7,337,098	7,949,150
Other assets:
Prepaid royalties	87,773	86,626
Goodwill	265,423	596,103
Equity investments	242,215	225,605
Other	160,164	173,701

Total other assets	755,575	1,082,035

Total assets	$10,006,777	$10,213,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224,418	$383,782
Coal derivative liabilities	1,737	7,828
Accrued expenses and other current liabilities	318,018	348,207
Current maturities of debt and short-term borrowings	32,896	280,851

Total current liabilities	577,069	1,020,668
Long-term debt	5,085,879	3,762,297
Asset retirement obligations	409,705	446,784
Accrued pension benefits	67,630	48,244
Accrued postretirement benefits other than pension	45,086	42,309
Accrued workers' compensation	81,629	71,948
Deferred income taxes	664,182	976,753
Other noncurrent liabilities	221,030	255,382

Total liabilities	7,152,210	6,624,385
Redeemable noncontrolling interest	—	11,534
Stockholders' equity:
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,759 and 213,183 shares at December 31, 2012 and December 31, 2011, respectively	2,141	2,136
Paid-in capital	3,026,823	3,015,349
Treasury stock, 1,512 shares at December 31, 2012 and 2011, at cost	(53,848)	(53,848)
Retained earnings (accumulated deficit)	(104,042)	622,353
Accumulated other comprehensive loss	(16,507)	(7,950)

Total stockholders' equity	2,854,567	3,578,040

Total liabilities and stockholders' equity	$10,006,777	$10,213,959

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Years Ended December 31, 2012

	Common Stock	Paid-In Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands, except per share data)
BALANCE AT JANUARY 1, 2010	$1,643	$1,721,230	$(53,848)	$465,934	$(19,853)	$2,115,106
Total comprehensive income				158,857	13,436	172,293
Dividends on common shares ($0.39 per share)				(63,373)		(63,373)
Issuance of 9 shares of common stock under the stock incentive plan — restricted stock and restricted stock units, net of forfeitures	0	0				—
Issuance of 155 shares of common stock under the stock incentive plan — stock options including income tax benefits	2	1,762				1,764
Employee stock-based compensation expense		11,717				11,717

BALANCE AT DECEMBER 31, 2010	1,645	1,734,709	(53,848)	561,418	(6,417)	2,237,507
Total comprehensive income (loss)				141,683	(1,533)	140,150
Dividends on common shares ($0.43 per share)				(80,748)		(80,748)
Issuance of 48,705 common shares	487	1,267,446				1,267,933
Issuance of 162 shares of common stock under the stock incentive plan — restricted stock and restricted stock units, net of forfeitures	2	(2)				—
Issuance of 199 shares of common stock under the stock incentive plan — stock options including income tax benefits	2	2,314				2,316
Employee stock-based compensation expense		10,882				10,882

BALANCE AT DECEMBER 31, 2011	2,136	3,015,349	(53,848)	622,353	(7,950)	3,578,040
Total comprehensive (loss)				(683,955)	(8,557)	(692,512)
Dividends on common shares ($0.20 per share)				(42,440)		(42,440)
Redemption of noncontrolling interest		(5,474)				(5,474)
Issuance of 49 shares of common stock under the stock incentive plan — restricted stock and restricted stock units, net of forfeitures	0	0				—
Issuance of 526 shares of common stock under the stock incentive plan — stock options including income tax benefits	5	5,126				5,131
Employee stock-based compensation expense		11,822				11,822

BALANCE AT DECEMBER 31, 2012	$2,141	$3,026,823	$(53,848)	$(104,042)	$(16,507)	$2,854,567

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$(683,687)	$142,840	$159,394
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	525,508	466,587	365,066
Amortization of acquired sales contracts, net	(25,189)	(22,069)	35,606
Noncash mine closure and asset impairment costs	515,491	7,316	—
Goodwill and other intangible asset impairment	346,423	—	—
Bridge financing costs related to ICG	—	49,490	—
Amortization relating to financing activities	20,238	14,067	10,398
Net loss resulting from early retirement and refinancing of debt	23,668	1,958	6,776
Prepaid royalties expensed	22,650	34,842	34,605
Employee stock-based compensation expense	11,822	10,882	11,717
Gain on Knight Hawk transaction	—	—	(41,577)
Changes in operating assets and liabilities:
Receivables	113,531	(74,914)	(7,287)
Inventories	9,468	(50,900)	5,160
Coal derivative assets and liabilities	(13,158)	6,079	9,554
Accounts payable, accrued expenses and other current liabilities	(171,580)	52,191	87,807
Income taxes, net	27,545	(21,759)	(1,364)
Deferred income taxes	(336,036)	10,519	(12,405)
Asset retirement obligations	(42,531)	3,868	23,997
Other	(11,359)	11,245	9,700

Cash provided by operating activities	332,804	642,242	697,147
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(2,894,339)	—
Capital expenditures	(395,225)	(540,936)	(314,657)
Additions to prepaid royalties	(13,269)	(29,957)	(27,355)
Proceeds from dispositions of property, plant and equipment	22,825	25,887	330
Purchases of short term investments	(236,862)	—	—
Proceeds from sales of short term investments	1,754	—	—
Investments in and advances to affiliates	(17,758)	(61,909)	(46,185)
Purchase of noncontrolling interest	(17,500)	—	—
Change in restricted cash	6,869	5,167	—
Consideration paid related to prior business acquisitions	—	(829)	(1,262)

Cash used in investing activities	(649,166)	(3,496,916)	(389,129)
FINANCING ACTIVITIES
Proceeds from the issuance of senior notes	359,753	2,000,000	500,000
Proceeds from term note	1,633,500	—	—
Proceeds from the issuance of common stock, net	—	1,267,933	—
Payments to retire debt	(452,934)	(605,178)	(505,627)
Net increase (decrease) in borrowings under lines of credit and commercial paper program	(481,300)	424,396	(196,549)
Payments on term note	(7,625)	—
Net payments on other debt	(682)	5,334	82
Debt financing costs	(50,568)	(114,823)	(12,751)
Dividends paid	(42,440)	(80,748)	(63,373)
Issuance of common stock under incentive plans	5,131	2,316	1,764
Contribution from noncontrolling interest	—	—	891

Cash provided by (used in) financing activities	962,835	2,899,230	(275,563)

Increase in cash and cash equivalents	646,473	44,556	32,455
Cash and cash equivalents, beginning of period	138,149	93,593	61,138

Cash and cash equivalents, end of period	$784,622	$138,149	$93,593

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$310,241	$213,697	$134,866
Cash refunded (paid) during the year for income taxes, net	$28,057	$(7,094)	$(36,765)

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the "Company"). The Company's primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and export markets. On June 15, 2011, the Company acquired International Coal Group, Inc. ("ICG"). The Company currently operates 15 mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming, Colorado and Utah. In addition, the Company has a metallurgical coal mine in development in West Virginia. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

        The Company's subsidiary Arch Western Resources, LLC ("Arch Western") operates coal mines in Wyoming, Colorado and Utah. On April 9, 2012, Delta Housing, Inc., a subsidiary of BP p.l.c. and a joint venture partner in Arch Western, exercised their contractual right to require the Company to purchase their 0.5% common and their preferred membership interests in Arch Western. With the payment of the negotiated purchase amount of $17.5 million on July 2, 2012, Arch Western became a wholly-owned subsidiary.

  Accounting Pronouncements

        There are no accounting pronouncements whose adoption had, or is expected to have, a material impact on the Company's consolidated financial statements.

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

  Cash and Cash Equivalents

        Cash and cash equivalents are stated at cost. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased. At December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents approximate their fair value.

  Allowance for Uncollectible Receivables

        The Company establishes an allowance for uncollectible receivables for the amounts of trade accounts receivable and other receivables that are not expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivables portfolio. Receivables are considered past due if the full payment is not received by the contractual due date. At December 31, 2012 and 2011, there was either no allowance or an insignificant allowance for uncollectible receivables.

  Inventories

        Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, transportation costs incurred prior to the transfer of title to customers and operating overhead. The costs of removing overburden, called stripping costs, incurred during the production phase

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of the mine are considered variable production costs and are included in the cost of the coal extracted during the period the stripping costs are incurred.

  Investments and Membership Interests in Joint Ventures

        Investments and membership interests in joint ventures are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company's share of the entity's income or loss is reflected in other operating income, net in the consolidated statements of operations. Information about investment activity is provided in Note 8, "Equity Investments and Membership Interests in Joint Ventures."

        Marketable equity and debt securities held by the Company that do not qualify for equity method accounting are classified as available-for-sale and are recorded at their fair value on the balance sheet. Unrealized gains and losses on these investments are recorded in other comprehensive income or loss. A decline in the value of an investment that is considered other-than-temporary would be recognized in operating expenses.

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

  Acquired Sales Contracts

        Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of a sales contract is determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. See Note 4, "Acquired Sales Contracts" for further information related to the Company's acquired sales contracts.

  Exploration Costs

        Costs to acquire permits for exploration activities are capitalized. Drilling and other costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred.

  Property, Plant and Equipment

  Plant and Equipment

        Plant and equipment are recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. We capitalized $15.6 million of interests costs during the year ended December 31, 2012, while the amounts capitalized in the years ended December 31, 2011 and 2010 were insignificant. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred.

        Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, limited by the remaining life

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        The net book value of the Company's coal interests was $5.1 billion and $5.6 billion at December 31, 2012 and 2011. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.

        Future lease bonus payments total $83.4 million in 2013, $67.3 million in 2014, $60.0 million in 2015, and $60.0 million in 2016.

  Depreciation, depletion and amortization.

        The depreciation, depletion and amortization related to long-lived assets is reflected in the statement of operations as a separate line item. No depreciation, depletion or amortization is included in any other operating cost categories.

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

  Goodwill

        In a business combination, goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets acquired. The Company tests goodwill for impairment annually as of the beginning of the fourth quarter, or when circumstances indicate a possible impairment may exist. If the results of the testing indicate that the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the fair value of goodwill must be calculated. An impairment loss generally would be recognized when the carrying amount of goodwill exceeds the implied fair value of goodwill, determined by subtracting the fair value of

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the other assets and liabilities associated with the reporting unit from the total fair value of the reporting unit. The fair value of a reporting unit is determined using a discounted cash flow ("DCF") technique. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate and projections of selling prices and costs to produce. See additional discussion in Note 7, "Goodwill."

  Deferred Financing Costs

        The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $101.5 million and $90.5 million at December 31, 2012 and 2011, respectively. Amounts classified as current were $17.3 million and $15.8 million at December 31, 2012 and 2011, respectively. Current amounts are recorded in other current assets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets.

  Revenue Recognition

        Revenues include sales to customers of coal produced at Company operations and coal purchased from third parties. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues.

  Other Operating Income, Net

        Other operating income, net in the accompanying consolidated statements of operations reflects income and expense from sources other than physical coal sales, including: bookouts, the practice of offsetting purchase and sale contracts for shipping convenience purposes, and contract settlements; royalties earned from properties leased to third parties; income from equity investments; gains and losses from dispositions of assets; and realized gains and losses on heating oil derivatives that do not qualify for hedge accounting and are not held for trading purposes.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        Certain derivative instruments are designated as the hedge instrument in a hedging relationship. In a fair value hedge, the Company hedges the risk of changes in the fair value of a firm commitment, typically a fixed-price coal sales contract. Changes in both the hedged firm commitment and the fair value of a derivative used as a hedge instrument in a fair value hedge are recorded in earnings. In a cash flow hedge, the Company hedges the risk of changes in future cash flows related to a forecasted purchase or sale. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income or loss. Amounts in other comprehensive income or loss are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged. The Company formally documents the relationships between hedging instruments and the respective hedged items, as well as its risk management objectives for hedge transactions.

        The Company evaluates the effectiveness of its hedging relationships both at the hedge's inception and on an ongoing basis. Any ineffective portion of the change in fair value of a derivative instrument used as a hedge instrument in a fair value or cash flow hedge is recognized immediately in earnings. The ineffective portion is based on the extent to which exact offset is not achieved between the change in fair value of the hedge instrument and the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge in a cash flow hedge or the change in the fair value. Ineffectiveness was insignificant for the years ended December 31, 2012, 2011 and 2010. See Note 9, "Derivatives" for further disclosures related to the Company's derivative instruments.

  Fair Value

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly hypothetical transaction between market participants at a given measurement date. Valuation techniques used must maximize the use of observable inputs and minimize the use of unobservable inputs. See Note 11, "Fair Values Measurements" for further disclosures related to the Company's recurring fair value estimates.

  Income Taxes

        Deferred income taxes are provided for temporary differences arising from differences between the financial statement amount and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates anticipated to be in effect when the related taxes are expected to be paid or recovered. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the need for a valuation allowance, the Company considers projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and the reversal of temporary differences.

        The benefit from tax positions that are uncertain is not recognized unless the Company concludes that it is more likely than not that the position would sustain in a dispute with taxing authorities, should the dispute be taken to the court of last resort. The Company would measure any such benefit at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement with taxing authorities.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        See Note 13, "Taxes" for further disclosures about income taxes.

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

        The Company recognizes the overfunded or underfunded status of these plans as determined on an actuarial basis on the balance sheet and the changes in the funded status are recognized in other comprehensive income. See Note 18, "Employee Benefit Plans" for additional disclosures relating to these obligations.

  Stock-Based Compensation

        The compensation cost of all stock-based awards is determined based on the grant-date fair value of the award, and is recognized over the requisite service period. The grant-date fair value of option awards is determined using a Black-Scholes option pricing model. Compensation cost for an award with performance conditions is accrued if it is probable that the conditions will be met. See further discussion in Note 16, "Stock Based Compensation and Other Incentive Plans."

2.    Debt and Financing Arrangements

	December 31, 2012	December 31, 2011
	(In thousands)
Indebtedness to banks under credit facilities	$—	$481,300
Term loan ($1.65 billion face value) due 2018	1,627,384	—
6.75% senior notes ($450.0 million face value) due 2013	—	450,971
8.75% senior notes ($600.0 million face value) due 2016	590,999	588,974
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes ($375.0 million face value) due 2019	360,042	—
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	40,350	21,903

	5,118,775	4,043,148
Less current maturities of debt and short-term borrowings	32,896	280,851

Long-term debt	$5,085,879	$3,762,297

        The current maturities of debt include contractual maturities and amounts borrowed under our revolving credit facility and accounts receivable securitization program that the Company does not intend to refinance on a long-term basis, based on cash projections and management's plans.

        On May 16, 2012, the Company entered into an amendment to its senior secured revolving credit facility that amended certain financial maintenance covenants, suspending the Company's compliance with the debt-to-EBITDA ratio, easing other financial covenants through September 2014 and adding defined minimum EBITDA targets. The maximum borrowing capacity of the revolving credit facility was reduced from $2 billion to $600 million. In conjunction with the amendment, the Company borrowed $1.4 billion under a six-year secured term loan facility, issued at a 1% discount. The term loan contains no financial maintenance covenants, is prepayable and is secured by the same assets as borrowings under the revolving credit facility. The amendment reduced the quarterly dividend

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the Company may pay on its common stock to $0.03 per share. Quarterly principal payments of $3.5 million began in September 2012, plus interest at a rate of the greater of a LIBOR-based rate or 1.25%, plus 450 basis points. The proceeds of the term loan were used to retire all outstanding borrowings under the revolving credit facility and the outstanding $450.0 million principal amount of 6.75% Senior Notes due 2013 issued by Arch Western Finance, LLC ("Arch Western Finance"), the Company's indirect subsidiary.

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

        On November 21, 2012, the Company issued $375.0 million aggregate principal amount of 9.875% senior unsecured notes due 2019 (the "9.875% Notes") at an issue price of 95.934% of the face amount. Also on November 21, 2012, the Company borrowed an incremental $250.0 million on the term loan facility at a 1% discount at the same rate as the initial borrowing discussed previously. The principal payments on the loan increased to $4.125 million per quarter as a result of the incremental borrowing. Under the terms of the credit agreement, the incremental term loan reduced the size of Arch's revolving credit facility to $350 million from $600 million.

        At the same time, the Company amended its senior secured revolving credit facility to relax financial maintenance covenants and eliminate the minimum EBITDA targets until December 31, 2015.

        The Company wrote off $23.4 million of deferred financing costs relating to the reduction in capacity of the senior secured revolving credit facility and $1.1 million related to the redemption of the 6.75% Senior Notes due 2013, offset by $(0.8) million of unamortized issue premium on the notes. The write-off of deferred financing fees, along with other transaction fees associated with these transactions, is reflected in "Loss on extinguishment and refinancing of debt" in the consolidated statements of operations.

        The Company paid financing costs of $50.6 million, $114.8 million and $12.8 million in conjunction with its financing activities during the years ended December 31, 2012, 2011 and 2010, respectively. The Company's financing fees are generally deferred, however, the Company incurred a fee of $49.5 million in 2011 in conjunction with the acquisition of ICG that was expensed, as the related bridge financing facility was not used.

  Credit Facilities

        Borrowings under the Company's senior secured revolving credit facility bear interest at a floating rate based on LIBOR determined by reference to the Company's leverage ratio, as calculated in accordance with the underlying credit agreement. The credit facility has a five-year term that expires on June 14, 2016 and is secured by substantially all of the Company's assets as well as its ownership interests in substantially all of its subsidiaries. Commitment fees of 0.50% to 0.75% per annum are payable on the average unused daily balance of the revolving credit facility.

        The Company maintains an accounts receivable securitization program under which eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company's financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit). The total aggregate borrowings and letters of credit are limited by eligible accounts

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

receivable, as defined under the terms of the agreement. The credit facility supporting the borrowings under the program is subject to renewal annually, and expires on December 10, 2013.

        Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit.

        On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

        Since May, when borrowings under the revolving credit facility were retired with the proceeds of the term loan, we have borrowed only under the accounts receivable securitization program. At December 31, 2012, the available borrowing capacity under our lines of credit with financial institutions was approximately $333 million.

  2016 Senior Notes

        The Company has outstanding $600.0 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 ("2016 Notes"). The 2016 Notes were issued at an initial issue price of 97.464% of the face amount. Interest is payable on the notes on February 1 and August 1 of each year. At any time on or after August 1, 2013, the Company may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.375% for notes redeemed between August 1, 2013 and July 31, 2014; 102.188% for notes redeemed between August 1, 2014 and July 31, 2015; and 100% for notes redeemed on or after August 1, 2015.

  2020 Senior Notes

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

  2019 and 2021 Senior Notes

        On June 14, 2011, the Company issued $1.0 billion of 7.00% unsecured senior notes due 2019 ("2019 Notes") and $1.0 billion of 7.25% unsecured senior notes due 2021 ("2021 Notes") at their face amount. These notes were used to finance, along with an issuance of common stock discussed in Note 15, "Capital Stock", the acquisition of ICG. Interest is payable on the 2019 Notes and 2021 Notes on June 15 and December 15 of each year.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  9.875% Notes

        Interest is payable on the 9.875% Notes annually on June 15 and December 15, beginning on June 15, 2013. At any time on or after December 15, 2016, the Company may redeem some or all of the notes. The redemption price, reflected as a percentage of the principal amount, is: 104.938% for notes redeemed between December 15, 2016 and December 14, 2017; 102.469% for notes redeemed between December 15, 2017 and December 14, 2018; and 100% for notes redeemed on or after December 15, 2018. In addition, at any time and on one or more occasions prior to December 15, 2015, the Company may redeem an aggregate principal amount of senior notes not to exceed 35% of the original aggregate principal amount of the senior notes outstanding with the proceeds of one or more public equity offerings, at a redemption price equal to 109.875%.

        The unsecured senior notes are guaranteed by substantially all of the Company's subsidiaries, except for Arch Receivable Company, LLC, which is the conduit for the accounts receivable securitization program, and the Company's subsidiaries outside the U.S.

  Debt Retirements

        Upon the closing of the ICG acquisition, the Company gave a 30-day redemption notice to the Trustee of ICG's 9.125% senior notes and legally discharged its obligation under the 9.125% senior notes by depositing the required funds with the Trustee to redeem the debt. On July 14, 2011, all of the outstanding 9.125% senior notes were redeemed at an aggregate price of $251.4 million, including the required make-whole premium, plus accrued interest of $5.2 million.

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

        The Company recognized a net loss of $2.0 million during the year ended December 31, 2011 on the early extinguishment of ICG's debt, including the conversions of the 4.00% and 9.00% convertible notes described above. Any remaining amounts outstanding under the convertible notes and other ICG debt is included in "other" in the debt table above.

        The Company redeemed $500.0 million aggregate principal amount of the 6.75% Senior Notes due 2013 on September 8, 2010. The Company recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium.

  Debt Maturities

        Expected aggregate maturities of debt for the next five years are $34.7 million in 2013, $20.6 million in 2014, $20.8 million in 2015, $620.9 million in 2016 and $21.1 million in 2017.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Terms of the Company's credit facilities and leases contain financial and other covenants that limit the ability of the Company to, among other things, acquire, dispose, merge or consolidate assets; incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates and enter into sale and leaseback transactions. In addition, the covenants require the Company to pledge assets to collateralize the revolving credit and term loan facilities. The assets pledged include equity interests in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

3.    Mine Closure and Asset Impairment Costs

        In response to decreasing demand for thermal coal, the Company made the decision in the second quarter of 2012 to close four thermal coal mining complexes and to temporarily idle a fifth complex, all acquired with ICG. The company also curtailed production at other Appalachia mines. These actions resulted in a total workforce reduction of approximately 750 positions. The Company will incur customary annual maintenance costs related to these properties in the future. The terms of customer contracts will be fulfilled by other operations.

        The following costs are reflected in the line "Mine closure and asset impairment costs" on the consolidated statements of operations for the year ended December 31, 2012:

Parts and supplies inventory writedown	$2,598
Impairment of property, plant and equipment	95,641
Impairment of coal properties and deferred development costs	403,279
Royalty obligations	11,546
Employee termination benefits	12,274
Pension, postretirement and occupational disease curtailment gain, net (see notes 17 and 18)	(1,770)

$523,568

        The Company determined that assets of the closed operations with a net book value of $51 million could be redeployed to other operations. The remainder of the assets were determined to be completely impaired, based on an analysis of the marketability of thermal coal properties in the current market environment.

        The majority of the employee termination benefits were paid in the third quarter of 2012. The royalty obligations represent minimum payments on various leases and will be paid over the remaining term of the leases, through 2016.

        The $7.3 million in asset impairment costs for the year ended December 31, 2011 related to a preparation plant and loadout of an acquired ICG mining operation that would not be used in ongoing operations.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.    Acquired Sales Contracts

        The acquired sales contracts reflected in the consolidated balance sheets are as follows:

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(In thousands)		(In thousands)
Acquired fair value	$131,819	$166,697	$149,457	$166,697
Accumulated amortization	(123,776)	(105,237)	(115,322)	(69,699)

Total	$8,043	$61,460	$34,135	$96,998

Net total		$(53,417)		$(62,863)

Balance Sheet classification:
Other current	$5,651	$14,038	$18,929	$38,441
Other noncurrent	$2,392	$47,422	$15,206	$58,557

        In 2012 the Company recognized an impairment loss of $15.7 million to write off a contract acquired with the ICG acquisition with an original acquired fair value of $17.5 million.

        The Company anticipates amortization of acquired sales contracts, based upon expected shipments in the next five years, to be income of approximately $8.1 million in 2013, $11.6 million in 2014, $10.8 million in 2015, $9.3 million in 2016 and $3.2 million in 2017.

5.    Accumulated Other Comprehensive Income (Loss)

        Other comprehensive income (loss) includes transactions recorded in stockholders' equity during the year, excluding net income and transactions with stockholders. Following are the items included in accumulated other comprehensive income (loss):

	Derivative Instruments	Pension, Postretirement and Other Post- Employment Benefits	Available-for- Sale Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2010	$1,186	$(20,539)	$(500)	$(19,853)
2010 activity, before tax	2,711	15,406	2,877	20,994
2010 activity, tax effect	(976)	(5,546)	(1,036)	(7,558)

Balance at December 31, 2010	2,921	(10,679)	1,341	(6,417)
2011 activity, before tax	(11,951)	9,345	176	(2,430)
2011 activity, tax effect	4,301	(3,342)	(62)	897

Balance at December 31, 2011	(4,729)	(4,676)	1,455	(7,950)
2012 activity, before tax	10,895	(21,265)	(3,000)	(13,370)
2012 activity, tax effect	(3,922)	7,655	1,080	4,813

Balance at December 31, 2012	$2,244	$(18,286)	$(465)	$(16,507)

6.    Investments in Available-for-Sale Securities

        The Company has invested in marketable debt securities, primarily highly liquid AA—rated corporate bonds, U.S. government and government agency securities. These investments are held in the custody of a major financial institution. These securities, along with the Company's investments in marketable equity securities, are classified as

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

        The Company's investments in available-for-sale marketable securities are as follows:

	December 31, 2012
					Balance Sheet Classification
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Other Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$146,993	$2	$(412)	$146,583	$146,583	$—
Corporate notes and bonds	88,118	—	(396)	87,722	87,722	—
Equity securities	5,271	2,704	(2,628)	5,347	—	5,347

Total Investments	$240,382	$2,706	$(3,436)	$239,652	$234,305	$5,347

        The aggregate fair value of investments with unrealized losses was $223.3 million at December 31, 2012.

	December 31, 2011
					Balance Sheet Classification
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Other Assets
	(In thousands)
Available-for-sale:
Equity securities	$5,268	$4,394	$(2,122)	$7,540	$—	$7,540

Total Investments	$5,268	$4,394	$(2,122)	$7,540	$—	$7,540

        The debt securities outstanding at December 31, 2012 have maturity dates ranging from the first quarter of 2013 through the second quarter of 2014. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

7.    Goodwill

        Changes in the carrying value of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

(In thousands)
Balance at January 1, 2010	$113,701
Consideration paid related to prior business acquisitions	1,262

Balance at December 31, 2010	114,963
Consideration paid related to prior business acquisitions	829
Acquisition of ICG	480,311

Balance at December 31, 2011	596,103
Impairment	(330,680)

Balance at December 31, 2012	$265,423

        During the second quarter of 2012, a significant drop in the Company's stock price, combined with continuing weak demand for thermal coal during the quarter and the Company's resulting production cuts, indicated that the fair value of the Company's goodwill could be less than its carrying value. Accordingly, the Company performed the

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

first step of the two-step goodwill impairment test as of June 30, 2012. The value of the Company's Black Thunder reporting unit in the Powder River Basin, where $115.8 million of goodwill had been allocated, is sensitive to market demand for thermal coal. The further weakening in thermal coal markets had significantly impacted the projected demand for and pricing of coal produced at Black Thunder. In step one of the goodwill impairment testing, the fair value of the Black Thunder reporting unit did not exceed its carrying value, primarily due to the impact of lower demand on near term sales volumes and pricing. Based on initial estimates of the fair values of the assets and liabilities and the deficit of the fair value when compared to the related book values, the Company recorded a preliminary impairment charge for the entire $115.8 million carrying value of Black Thunder's goodwill during the second quarter of 2012. We subsequently performed a valuation of Black Thunder's assets and liabilities to determine the fair value of the reporting unit's goodwill, which supported the estimation that the goodwill allocated to the Black Thunder reporting unit had no value.

        The goodwill amounts allocated to certain reporting units in the Company's Appalachia segment acquired with the ICG acquisition are sensitive to volatility in the demand for metallurgical coal. During the 2012, metallurgical prices fell substantially from the peaks reached during 2011, when the reporting units were acquired with the Company's purchase of ICG. This caused the fair value of two of these reporting units to fall below their carrying value. The allocated goodwill of $214.9 million for those reporting units was determined to be fully impaired, based on the discounted cash flows used in the ICG acquisition valuation, adjusted for current market conditions and estimates of production levels. The Company recognized the impairment charge in the fourth quarter of 2012.

8.    Equity Investments and Membership Interests in Joint Ventures

        Below are the equity method investments reflected in the consolidated balance sheets:

	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Tongue River	Total
	(In thousands)
Balance at January 1, 2010	$49,603	$23,589	$14,076	$—	$—	$—	$87,268
Investments in affiliates	77,637	—	—	9,768	—	—	87,405
Advances to (distributions from) affiliates, net	(12,639)	—	4,264	—	—	—	(8,375)
Equity in comprehensive income (loss)	16,649	(1,628)	(3,868)	—	—	—	11,153

Balance at December 31, 2010	$131,250	$21,961	$14,472	$9,768	$—	$—	$177,451
Investments in affiliates	—	—	—	5,500	25,000	12,989	43,489
Advances to (distributions from) affiliates, net	(16,621)	—	6,498	—	3,477	—	(6,646)
Equity in comprehensive income (loss)	20,596	(2,246)	(4,884)	(2)	(2,153)	—	11,311

Balance at December 31, 2011	$135,225	$19,715	$16,086	$15,266	$26,324	$12,989	$225,605
Investments in affiliates	—	—	—	—	—	—	—
Advances to (distributions from) affiliates, net	(7,151)	—	4,335	—	8,798	1,708	7,690
Equity in comprehensive income (loss)	20,989	(4,200)	(4,959)	(2)	(2,908)	—	8,920

Balance at December 31, 2012	$149,063	$15,515	$15,462	$15,264	$32,214	$14,697	$242,215
Notes receivable from investees:
Balance at December 31, 2011	$—	$30,751	$—	$5,059	$—	$—	$35,810

Balance at December 31, 2012	$—	$38,680	$—	$5,148	$—	$—	$43,828

        The Company holds an equity interest in Knight Hawk Holdings, LLC ("Knight Hawk"), a coal producer in the Illinois Basin. In June 2010, the Company exchanged 68.4 million tons of coal reserves in the Illinois Basin for an additional 9% ownership interest, increasing the Company's ownership in Knight Hawk to 42% from 33.33%. The Company recognized a gain of $41.6 million on the transaction, representing the difference between the fair value and the $12.1 million net book value of the coal reserves, adjusted for the Company's retained ownership

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

interest in the reserves through its investment in Knight Hawk. In December 2010, the Company increased its ownership interest in Knight Hawk to 49% for $26.6 million in cash.

        The Company holds a 24% equity interest in DKRW Advanced Fuels LLC ("DKRW"), a company engaged in developing coal-to-liquids facilities. DKRW may borrow funds from the Company under a convertible secured promissory note. Amounts borrowed are due and payable in cash or in additional equity interests on the earlier of June 30, 2013 or upon the closing of DKRW's next financing, bear interest at the rate of 15% per annum, and are secured by DKRW's equity interests in Medicine Bow Fuel & Power LLC. The note balances above are reflected in other receivables on the consolidated balance sheets.

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

        In July 2011, the Company purchased a 35% membership interest in the Tongue River Holding Company, LLC ("Tongue River") joint venture. Tongue River will develop and construct a railway line near Miles City, Montana and the Company's Otter Creek reserves. The Company has the right, upon the receipt of permits and approval for construction or under other prescribed circumstances, to require the other investors to purchase all of the Company's units in the venture at an amount equal to the capital contributions made by the Company at that time, less any distributions received.

        The Company may be required to make future contingent payments of up to $72.9 million related to development financing for certain of its equity investees. The Company's obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and construction financing.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Summarized financial information of the Company's equity method investees follows:

	December 31
	2012	2011	2010
	(In thousands)
Condensed combined income statement information:
Revenues	$190,661	$184,358	$172,933
Gross profit	15,308	19,495	25,203
Income from operations	8,898	13,180	20,243
Net income	641	6,788	16,015
Condensed combined balance sheet information:
Current assets	$78,961	$94,644
Noncurrent assets	387,884	331,848

Total assets	$466,845	$426,492

Current liabilities	$57,403	$51,674
Noncurrent liabilities	128,489	120,494
Equity	280,690	254,163
Noncontrolling interest	263	161

Total liabilities and equity	$466,845	$426,492

9.    Derivatives

Diesel fuel price risk management

        The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2013. To protect the Company's cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options, and in the past, heating oil swaps. At December 31, 2012, the Company had protected the price of substantially all of its 2013 purchases. At December 31, 2012, the Company had purchased heating oil call options for approximately 60 million gallons for the purpose of managing the price risk associated with future diesel purchases.

        The Company also purchased heating oil call options to hedge the fuel surcharges on its barge and rail shipments that cover increases in diesel fuel prices. These positions reduce the Company's risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges. At December 31, 2012, the Company held purchased call options for approximately 15 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        At December 31, 2012, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2013	2014	2015	Total
Coal sales	6,704	4,260	780	11,744
Coal purchases	1,410	1,260	—	2,670

Coal trading positions

        The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $1.1 million of losses in 2013 and $1.5 million of gains in 2014.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Tabular derivatives disclosures

        The Company's contracts with certain of its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company's credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the consolidated balance sheets. The amounts shown in the table below represent the fair value position of individual contracts, and not the net position presented in the accompanying consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2012			December 31, 2011
Fair Value of Derivatives (In thousands)	Asset Derivative	Liability Derivative		Asset Derivative	Liability Derivative
Derivatives Designated as Hedging Instruments
Heating oil — diesel purchases	$—	$—		$8,997	$—
Coal	3,277	(10)		1,109	—

Total	3,277	(10)		10,106	—
Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	7,379	—		—	—
Heating oil — fuel surcharges	1,961	—		1,797	—
Coal — held for trading purposes	17,403	(16,933)		15,505	(19,927)
Coal — risk management	24,843	(7,342)		14,855	(6,035)

Total	51,586	(24,275)		32,157	(25,962)

Total derivatives	54,863	(24,285)		42,263	(25,962)
Effect of counterparty netting	(22,548)	22,548		(18,134)	18,134

Net derivatives as classified in the balance sheets	$32,315	$(1,737)	$30,578	$24,129	$(7,828)	$16,301

		December 31, 2012	December 31, 2011
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$9,340	$10,794
Coal	Coal derivative assets	22,975	13,335
	Coal derivative liabilities	(1,737)	(7,828)

		$30,578	$16,301

        The Company had a current asset for the right to reclaim cash collateral of $16.2 million and $12.4 million at December 31, 2012 and December 31, 2011, respectively. These amounts are not included with the derivatives presented in the table above and are included in "other current assets" in the accompanying consolidated balance sheets.

        During the first quarter of 2012, the Company determined the effectiveness of the heating oil options could not be established as of December 31, 2011 and on an ongoing basis. As a result, the amount remaining in

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

accumulated other comprehensive income of $8.2 million was recorded in the "other operating income, net" line on the consolidated statement of operations, or $5.2 million net of income taxes,.

        The effects of derivatives on measures of financial performance are as follows:

Derivatives Used in Cash Flow Hedging Relationships (in thousands)

	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)			Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
For the year ended December 31,	2012	2011	2010	2012	2011	2010
Heating oil — diesel purchases(2)	$—	$1,294	$(149)	$—	$14,866	$437
Coal sales(1)	7,690	4,923	(4,714)	2,675	1,572	(1,602)
Coal purchases(2)	(2,440)	(2,009)	5,145	—	—	(1,202)

Totals	$5,250	$4,208	$282	$2,675	$16,438	$(2,367)

        No ineffectiveness or amounts excluded from effectiveness testing relating to the Company's cash flow hedging relationships were recognized in the results of operations in the twelve month periods ended December 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments (in thousands)

	Gain (Loss) Recognized
For the year ended December 31	2012	2011	2010
Coal — unrealized(3)	$8,272	$6,438	$(10,991)

Coal — realized(4)	$43,990	$(7)	$4,542

Heating oil — diesel purchases(4)	$(22,281)	$(2,906)	$—

Heating oil — fuel surcharges(4)	$(2,209)	$—	$—

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

        The Company recognized net unrealized and realized gains of $8.3 million, losses of $3.5 million, and gains of $2.1 million during the year ended December 31, 2012, 2011, and 2010, respectively, related to its trading portfolio, which are included in the caption "Change in fair value of coal derivatives and coal trading activities, net" in the accompanying consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

        Based on fair values at December 31, 2012, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $2.2 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.    Inventories

        Inventories consist of the following:

	December 31
	2012	2011
	(In thousands)
Coal	$180,917	$206,517
Repair parts and supplies	172,139	163,527
Work-in-process	12,368	7,446

	$365,424	$377,490

        The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.6 million at December 31, 2012, and $13.1 million at December 31, 2011.

11.    Fair Value Measurements

        The hierarchy of fair value measurements prioritizes the inputs to valuation techniques used to measure fair value. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

  •
  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities, U.S. Treasury securities, and coal futures that are submitted for clearing on the New York Mercantile Exchange.

  •
  Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's level 2 assets and liabilities include U.S. government agency securities and commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

  •
  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company's commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at December 31, 2012.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The table below sets forth, by level, the Company's financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$239,652	$103,439	$136,213	$—
Derivatives	32,315	22,465	510	9,340

Total assets	$271,967	$125,904	$136,723	$9,340

Liabilities:
Derivatives	$1,737	$—	$571	$1,166

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

        The following table summarizes the change in the fair values of financial instruments categorized as level 3.

Year Ended December 31, 2012
Balance, beginning of period	$6,211
Realized and unrealized losses recognized in earnings, net	(13,399)
Realized and unrealized losses recognized in other comprehensive income, net	—
Purchases	17,312
Issuances	—
Settlements	(1,950)

Ending balance	$8,174

        Net unrealized losses during the twelve month period ended December 31, 2012 related to level 3 financial instruments held on December 31, 2012 were $5.4 million.

Fair Value of Long-Term Debt

        At December 31, 2012 and December 31, 2011, the fair value of the Company's debt, including amounts classified as current, was $5.0 billion and $4.2 billion, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31
	2012	2011
	(In thousands)
Payroll and employee benefits	$72,405	$65,323
Taxes other than income taxes	121,029	133,331
Interest	42,413	55,266
Acquired sales contracts (See Note 4)	14,038	38,441
Workers' compensation (See Note 17)	10,371	11,666
Asset retirement obligations (See Note 14)	38,920	27,119
Other	18,842	17,061

	$318,018	$348,207

13.    Taxes

        The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2006 through 2012 remain open to examination for U.S. federal income tax matters and 1998 through 2012 remain open to examination for various state income tax matters.

        Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Current:
Federal	$(20,022)	$(20,164)	$34,304
State	575	1,212	2,283

Total current	(19,447)	(18,952)	36,587
Deferred:
Federal	(322,104)	13,214	(18,506)
State	7,834	(1,851)	(367)

Total deferred	(314,270)	11,363	(18,873)

	$(333,717)	$(7,589)	$17,714

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Income tax provision (benefit) at statutory rate	$(356,185)	$46,933	$61,800
Percentage depletion allowance	(40,698)	(61,971)	(49,152)
Goodwill	56,916	—	—
State taxes, net of effect of federal taxes	(23,423)	(3,055)	2,299
Change in valuation allowance	31,832	2,416	(383)
Other, net	(2,159)	8,088	3,150

	$(333,717)	$(7,589)	$17,714

        In 2012, 2011 and 2010, compensatory stock options and other equity based compensation awards were exercised resulting in a tax expense (benefit) of $0.3 million, $(0.4) million and $(0.8) million, respectively. The tax benefit will be recorded in paid-in capital at such point in time when a cash tax benefit is recognized.

        Significant components of the Company's deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$496,330	$324,393
Alternative minimum tax credit carryforwards	150,014	151,404
Reclamation and mine closure	104,570	93,914
Goodwill	43,839	—
Acquired sales contracts	38,735	44,717
Workers' compensation	32,241	26,266
Retiree benefit plans	32,087	24,456
Other, primarily accrued liabilities	113,777	120,993

Gross deferred tax assets	1,011,593	786,143
Valuation allowance	(34,663)	(2,831)

Total deferred tax assets	976,930	783,312
Deferred tax liabilities:
Plant and equipment	1,411,446	1,566,769
Deferred development	77,013	67,728
Investment in tax partnerships	72,513	66,502
Other	12,780	17,015

Total deferred tax liabilities	1,573,752	1,718,014

Net deferred tax asset (liability)	(596,822)	(934,702)
Current asset (liability)	67,360	42,051

Non-current deferred tax asset (liability)	$(664,182)	$(976,753)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The Company has federal net operating loss carryforwards for regular income tax purposes of $1.3 billion at December 31, 2012 that will expire between 2024 and 2032. The Company has an alternative minimum tax credit carryforward of $150.0 million at December 31, 2012, which has no expiration date and can be used to offset future regular tax in excess of the alternative minimum tax.

        During 2008, the Company reached a settlement with the IRS regarding the Company's treatment of the acquisition of the coal operations of Atlantic Richfield Company ("ARCO") and the simultaneous combination of the acquired ARCO operations and the Company's Wyoming operations into the Arch Western joint venture. The settlement did not result in a net change in deferred tax assets, but involved a re-characterization of deferred tax assets, including an increase in net operating loss carryforwards of $145.1 million and other amortizable assets which will provide additional tax deductions through 2013. A portion of these cash tax benefits accrued to ARCO pursuant to the original purchase agreement, including $0.8 million and $1.3 million paid in 2011 and 2010, respectively, that was recorded as goodwill.

        The Company has recorded a valuation allowance for a portion of its deferred tax assets that management believes, more likely than not, will not be realized. Management reassesses the ability to realize its deferred tax assets annually in the fourth quarter or when circumstances indicate that the ability to realize deferred tax assets has changed. This review resulted in increases (decreases) in the valuation allowance of $31.8 million, $2.1 million and $(0.4) million in 2012, 2011 and 2010, respectively. The valuation allowance relates to certain state and foreign net operating loss benefits.

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2010	$6,670
Additions based on tax positions related to the current year	1,493
Additions for tax positions of prior years	85
Reductions for tax positions of prior years	(3,830)

Balance at December 31, 2010	4,418
Additions based on tax positions related to the current year	1,626
Additions for tax positions of prior years	2,754

Balance at December 31, 2011	8,798
Additions based on tax positions related to the current year	409
Additions for tax positions of prior years	21,943

Balance at December 31, 2012	$31,150

        If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2012 would affect the effective tax rate.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $1.0 million and $0.8 million at December 31, 2012 and 2011, respectively, of which $0.2 million was recognized as expense during 2012 and 2011. No gross unrecognized tax benefits are expected to be reduced in the next 12 months due to the expiration of the statute of limitations.

14.    Asset Retirement Obligations

        The Company's asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in the

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company's mining permits. These activities include reclaiming the pit and support acreage at surface mines, sealing portals at underground mines, and reclaiming refuse areas and slurry ponds.

        The following table describes the changes to the Company's asset retirement obligation liability:

	Year Ended December 31
	2012	2011
	(In thousands)
Balance at January 1 (including current portion)	$473,903	$343,119
Accretion expense	39,020	33,601
Obligations incurred or acquired	—	115,019
Adjustments to the liability from changes in estimates	4,400	11,176
Liabilities settled	(68,698)	(29,012)

Balance at December 31	$448,625	$473,903
Current portion included in accrued expenses	(38,920)	(27,119)

Noncurrent liability	$409,705	$446,784

        The liabilities settled in 2012 were the result of the acceleration of reclamation activities, primarily at the Black Thunder mining complex, as employees and equipment impacted by mine production cutbacks in response to market conditions were redirected to reclamation activities. Liabilities settled of $29.0 million in 2011 related to reclamation activities at the Black Thunder mining complex related to a pit acquired with the Jacobs Ranch operations in 2009.

        As of December 31, 2012, the Company had $262.9 million in surety bonds outstanding, $388.4 million in self-bonding, and $18.0 million in letters of credit to secure reclamation bonding obligations.

15.    Capital Stock

        On March 1, 2012, the Company filed a registration statement on Form S-3 with the SEC. The registration statement allows the Company to offer, from time to time, an unlimited amount of debt securities, preferred stock, depositary shares, purchase contracts, purchase units, common stock and related rights and warrants.

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

  Stock Repurchase Plan

        The Company's share repurchase program allows for the purchase of up to 14,000,000 shares of the Company's common stock. At December 31, 2012, 10,925,800 shares of common stock were available for repurchase under the plan. There were no purchases made under the plan during 2012, 2011 or 2010. There is no expiration date on the program. Any future repurchases under the plan will be made at management's discretion and will depend on market conditions and other factors.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.    Stock-Based Compensation and Other Incentive Plans

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

        As of December 31, 2012, the Company had stock options, restricted stock and restricted stock units outstanding under the Incentive Plan.

  Stock Options

        Stock options are granted at a price equal to the closing market price of the Company's common stock on the date of grant and are generally subject to vesting provisions of at least one year from the date of grant. Information regarding stock option activity under the Incentive Plan follows for the year ended December 31, 2012:

	Common Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Contract Life
	(In thousands)	(In thousands)	(In thousands)
Options outstanding at January 1	4,953	$26.72
Granted	1,311	13.28
Exercised	(527)	9.79
Canceled	(73)	31.17
Expired	(449)	13.89

Options outstanding at December 31	5,215	25.99	$4	6.67

Options exercisable at December 31	2,847	32.26	—	5.40

        The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.8 million, $2.6 million and $3.0 million, respectively.

        Information regarding changes in stock options outstanding and not yet vested and the related grant-date fair value under the Incentive Plan follows for the year ended December 31, 2012:

	Common Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested options at January 1	1,796	$10.96
Granted	1,311	5.27
Vested	(721)	11.13
Canceled	(17)	9.81

Unvested options at December 31	2,369	7.77

        Compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 was $8.0 million, $8.8 million and $10.6 million, respectively. As of December 31, 2012, there was $7.0 million of unrecognized compensation cost related to the unvested stock options. The total grant-date fair value of options

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

vested during the years ended December 31, 2012, 2011 and 2010 was $8.0 million, $9.9 million and $10.6 million, respectively. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options is recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. The majority of the cost relating to the stock-based compensation plans is included primarily in selling, general and administrative expenses in the accompanying consolidated statements of income.

        Weighted average assumptions used in the Black-Scholes option pricing model for granted options follow:

	Year Ended December 31
	2012	2011	2010
Weighted average grant-date fair value per share of options granted	$5.27	$14.18	$9.43
Assumptions (weighted average):
Risk-free interest rate	0.76%	1.92%	2.16%
Expected dividend yield	2.92%	1.25%	1.99%
Expected volatility	60.72%	57.4%	57.1%
Expected life (in years)	4.5	4.5	4.5

        Expected volatilities are based on historical stock price movement and implied volatility from traded options on the Company's stock. The expected life of the option was determined based on historical exercise activity. Most options granted vest over a period of three to four years.

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

        Information regarding restricted stock and restricted stock unit activity and weighted average grant-date fair value follows for the year ended December 31, 2012:

	Restricted Stock		Restricted Stock Units
	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at January 1	182	$26.68	27	$52.69
Granted	22	13.44	547	13.31
Vested	(10)	22.89	(27)	52.69
Canceled	(6)	32.49	(36)	13.93

Outstanding at December 31	188	25.14	511	13.26

        The weighted average fair value of restricted stock granted during 2011 and 2010 was $30.42 and $22.03, respectively. There were no restricted stock units granted during 2011 or 2010. The total grant-date fair value of restricted stock that vested during 2012, 2011 and 2010 was $0.2 million, $1.1 million and $0.4 million, respectively. The total grant-date fair value of restricted stock units that vested during 2012 and 2011 was $1.4 million in each year. There were no restricted stock units that vested during 2010.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Unearned compensation of $6.9 million will be recognized over the remaining vesting period of the outstanding restricted stock and restricted stock units. The Company recognized expense of approximately $3.5 million, $2.1 million and $1.1 million related to restricted stock and restricted stock units for the years ended December 31, 2012, 2011 and 2010, respectively, primarily in selling, general and administrative expenses.

  Long-Term Incentive Compensation

        The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company's common stock. The Company recognizes compensation expense over the three year term of the grant. The liabilities are remeasured quarterly. The Company recognized $8.1 million, $2.7 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The expense is included primarily in selling, general and administrative expenses in the accompanying consolidated statements of income. Amounts accrued under the plan were $13.1 million and $9.6 million at December 31, 2012 and 2011, respectively.

  Deferred Compensation Plan

        The Company maintains a deferred compensation plan that allows eligible employees to defer receipt of compensation until the dates elected by the participant. Participants in the plan may defer up to 85% of their base salaries and up to 100% of their annual incentive awards. The plan also allows participants to defer receipt of up to 100% of the shares under any restricted stock unit or performance-contingent stock awards. The amounts deferred are invested in accounts that mirror the gains and losses of a number of different investment funds, including a hypothetical investment in shares of the Company's common stock. Participants are always vested in their deferrals to the plan and any related earnings. The Company has established a grantor trust to fund the obligations under the plan. The trust has purchased corporate-owned life insurance to offset these obligations. The net cash surrender values of the policies of $35.4 million and $35.8 million at December 31, 2012 and 2011, respectively, are included in other noncurrent assets in the accompanying consolidated balance sheets. The participants have an unsecured contractual commitment by the Company to pay the amounts due under the plan. Any assets placed in trust by the Company to fund future obligations of the plan are subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the company as to their deferred compensation in the plans.

        Under the plan, the Company credits each participant's account with the number of units equal to the number of shares or units that the participant could purchase or receive with the amount of compensation deferred, based upon the fair market value of the underlying investment on that date. The amount the employee will receive from the plan will be based on the number of units credited to each participant's account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on that date. The liability under the plan was $31.3 million at December 31, 2012 and $32.7 million at December 31, 2011.

        The Company's net income (expense) related to the deferred compensation plan for the years ended December 31, 2012, 2011 and 2010 was $3.3 million, $6.2 million and $(2.8) million, respectively, most of which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.    Accrued Workers' Compensation

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

        Workers' compensation expense consists of the following components:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,993	$2,059	$727
Interest cost	2,400	1,799	675
Net amortization	(453)	(493)	(1,860)
Curtailments	3,022	—	—

Total occupational disease	6,962	3,365	(458)
Traumatic injury claims and assessments	26,565	16,979	9,263

Total workers' compensation expense	$33,527	$20,344	$8,805

        The reconciliation of changes in the benefit obligation of the occupational disease liability is as follows:

	December 31
	2012	2011
	(In thousands)
Beginning of year obligation	$54,184	$17,412
Service cost	1,993	2,059
Interest cost	2,400	1,799
Actuarial loss (gain)	(5,373)	7,081
Benefit and administrative payments	(1,873)	(1,097)
Curtailments	7,100	—
Acquisition of ICG	—	26,930

Net obligation at end of year	$58,431	$54,184

        At December 31, 2012 and 2011, accumulated losses of $4.7 million and $5.5 million, respectively, were not yet recognized in occupational disease cost and were recorded in accumulated other comprehensive income. The expected accumulated loss that will be amortized from accumulated other comprehensive income into occupational disease cost in 2013 is $0.9 million.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31
	2012	2011	2010
Weighted average assumptions:
Discount rate	4.54%	5.10%	5.96%
Cost escalation rate	3.00%	3.00%	3.00%

        Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers' compensation benefits:

	December 31
	2012	2011
	(In thousands)
Occupational disease costs	$58,431	$54,184
Traumatic and other workers' compensation claims	33,569	29,430

Total obligations	92,000	83,614
Less amount included in accrued expenses	10,371	11,666

Noncurrent obligations	$81,629	$71,948

        As of December 31, 2012, the Company had $61.1 million in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

18.    Employee Benefit Plans

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Obligations and Funded Status.

        Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1	$333,951	$297,707	$45,129	$39,633
Service cost	27,466	16,490	2,142	3,917
Interest cost	15,668	16,253	2,020	3,279
Plan amendments	—	(3,235)	2,183	(55,542)
Benefits paid	(23,624)	(18,848)	(4,244)	(1,669)
Curtailments	(687)	—	(708)	—
Acquisition of ICG	—	—	—	48,441
Other-primarily actuarial loss (gain)	38,120	25,584	2,804	7,070

Benefit obligations at December 31	$390,894	$333,951	$49,326	$45,129

CHANGE IN PLAN ASSETS
Value of plan assets at January 1	$285,074	$247,713	$—	$—
Actual return on plan assets	42,396	9,443	—	—
Employer contributions	19,028	46,766	4,244	1,669
Benefits paid	(23,624)	(18,848)	(4,244)	(1,669)

Value of plan assets at December 31	$322,874	$285,074	$—	$—

Accrued benefit cost	(68,020)	(48,877)	(49,326)	(45,129)

ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit (cost)	$1,890	$1,736	$45,938	$62,920
Accumulated gain (loss)	(68,915)	(68,302)	(1,531)	1,795

	$(67,025)	$(66,566)	$44,407	$64,715

BALANCE SHEET AMOUNTS
Current liability	$(390)	$(633)	$(4,240)	$(2,820)
Noncurrent liability	$(67,630)	$(48,244)	$(45,086)	$(42,309)

	$(68,020)	$(48,877)	$(49,326)	$(45,129)

Pension Benefits

        The accumulated benefit obligation for all pension plans was $366.1 million and $314.7 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation differs from the benefit obligation in that it includes no assumption about future compensation levels.

        The benefit obligation and the accumulated benefit obligation for the Company's unfunded pension plan were $10.6 million and $9.4 million, respectively, at December 31, 2012.

        The prior service credit and net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $0.2 million and $16.2 million, respectively.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other Postretirement Benefits

        The prior service credit and net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $11.0 million and $0.3 million, respectively.

        Components of Net Periodic Benefit Cost.    The following table details the components of pension benefit costs:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$27,466	$16,490	$15,870	$2,142	$3,917	$1,509
Interest cost	15,668	16,253	15,822	2,020	3,279	2,083
Curtailments	324	—	—	(4,049)	—	—
Expected return on plan assets*	(22,030)	(21,812)	(19,392)	—	—	—
Amortization of prior service cost (credit)	259	(189)	173	(11,458)	(2,364)	(2,364)
Amortization of other actuarial losses (gains)	14,666	8,748	7,130	(522)	(3,100)	(2,918)

Net benefit cost	$36,353	$19,490	$19,603	$(11,867)	$1,732	$(1,690)

*
The Company does not fund its other postretirement benefit obligations.

        The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period.

        Assumptions.    The following table provides the assumptions used to determine the actuarial present value of projected benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Weighted average assumptions:
Discount rate	4.13%	4.91%	3.64%	4.52%
Rate of compensation increase	3.39%	3.39%	N/A	N/A

        The following table provides the assumptions used to determine net periodic benefit cost for years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted average assumptions:
Discount rate	4.91%	5.71%	5.97%	4.52%	5.23%	5.67%
Rate of compensation increase	3.39%	3.39%	3.39%	N/A	N/A	N/A
Expected return on plan assets	7.75%	8.50%	8.50%	N/A	N/A	N/A

        The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by members of the Company's pension committee (the "Pension Committee"). The risk assessment provides a link between a pension's risk capacity, management's willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The health care cost trend rate assumed for 2013 is 7.5% and is expected to reach an ultimate trend rate of 4.5% by 2028. A one-percentage-point increase in the health care cost trend rate would have increased the postretirement benefit obligation at December 31, 2012 by $1.0 million. A one-percentage-point decrease in the health care cost trend rate would have decreased the postretirement benefit obligation at December 31, 2012 by $0.8 million. The effect of these changes would have had an insignificant impact on the net periodic postretirement benefit costs.

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

        The Company's pension plan assets at December 31, 2012 and 2011, respectively, are categorized below according to the fair value hierarchy as defined in Note 11, "Fair Value Measurements":

	Total		Level 1		Level 2		Level 3
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Equity Securities:(A)
U.S. small-cap	$13,099	$11,178	$13,099	$11,178	$—	$—	$—	$—
U.S. mid-cap	43,946	50,264	12,717	23,474	31,229	26,790	—	—
U.S. large-cap	102,922	91,561	48,536	44,820	54,386	46,741	—	—
Non-U.S.	27,251	22,509	—	—	27,251	22,509	—	—
Fixed income securities:
U.S. government securities(B)	24,202	13,454	23,483	12,738	719	716	—	—
Non-U.S. government securities(C)	3,681	2,968	—	—	3,681	2,968	—	—
U.S. government asset and mortgage backed securities(D)	781	800	—	—	781	800	—	—
Corporate fixed income(E)	14,016	14,004	—	—	14,016	14,004	—	—
State and local government securities(F)	9,903	18,416	—	—	9,903	18,416	—	—
Other fixed income(G)	61,765	51,470	—	—	61,765	51,470	—	—
Short-term investments(H)	20,894	8,029	—	—	20,894	8,029	—	—
Other investments(I)	414	421	—	—	414	421	—	—

Total	$322,874	$285,074	$97,835	$92,210	$225,039	$192,864	$—	$—

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        Cash Flows.    The Company expects to make contributions of $0.9 million to the pension plans in 2013, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted July 6, 2012. MAP-21 does not reduce the Company's obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

        The following represents expected future benefit payments from the plan, which reflect expected future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
2013	$21,275	$3,987
2014	23,674	4,204
2015	24,210	4,430
2016	28,464	4,720
2017	32,124	4,893
Years 2018-2022	190,016	24,895

	$319,763	$47,129

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  Other Plans

        The Company sponsors savings plans which were established to assist eligible employees provide for their future retirement needs. The Company's expense, representing its contributions to the plans, was $27.2 million, $25.9 million and $18.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The Company markets its steam coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. Revenues from export sales were $1.2 billion, $920.0 million and $471.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, accounts receivable from electric utilities totaled $159.5 million and $261.2 million, respectively, or 65% and 69% of total trade receivables, respectively. As of December 31, 2012 and 2011, accounts receivable from sales of metallurgical-quality coal totaled $86.6 million and $117.4 million, respectively, or 35% and 31%, of total trade receivables, respectively.

        The Company uses shipping destination as the basis for attributing revenue to individual countries. The Company's foreign revenues by geographical location for the year ended December 31, 2012, follows:

December 31, 2012
(In thousands)
Europe (including Morocco and Turkey)	$674,754
Asia	203,193
North America	72,542
South America	57,184
Brokered sales	145,438

Total	$1,153,111

        The Company is committed under long-term contracts to supply steam coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company sold approximately 140.8 million tons of coal in 2012. Approximately 70% of this tonnage (representing approximately 50% of the Company's revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to eight years.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

20.    Earnings (Loss) Per Common Share

        The following table provides the basis for earnings (loss) per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	211,381	190,086	162,398
Effect of common stock equivalents under incentive plans	—	819	812

Diluted weighted average shares outstanding	211,381	190,905	163,210

        The effect of options to purchase 4.9 million, 2.6 million and 2.5 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, because the exercise price of these options exceeded the average market price of the Company's common stock for this period. The weighted average share impact of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares for the year ended December 31, 2012 due to the Company's net loss were not significant.

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

        Minimum payments due in future years under these agreements in effect at December 31, 2012 are as follows:

	Operating Leases	Royalties
	(In thousands)
2013	$26,837	$26,303
2014	25,109	35,954
2015	17,748	37,725
2016	9,708	33,833
2017	7,306	32,690
Thereafter	5,334	147,103

	$92,042	$313,608

        Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $41.2 million in 2012, $43.9 million in 2011 and $41.6 million in 2010.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company's significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $302.0 million in 2012, $349.0 million in 2011 and $286.8 million in 2010.

        As of December 31, 2012, certain of the Company's lease obligations were secured by outstanding surety bonds totaling $60.7 million.

22.    Transactions with Patriot Coal Corporation

        On December 31, 2005, Arch entered into a purchase and sale agreement to sell mining complexes to Magnum Coal Company ("Magnum"). On July 23, 2008, Patriot Coal Corporation acquired Magnum from Arc Light Capital Partners. On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum, (collectively, "Patriot") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York ("Bankruptcy Court").

        The Company has agreed to continue to provide surety bonds and letters of credit for certain Magnum obligations, primarily reclamation. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. At December 31, 2012, the Company had $34.4 million of surety bonds remaining related to Magnum properties, however Patriot Coal has posted letters of credit of $16.7 million in the Company's favor.

        On September 20, 2012, Patriot filed a motion with the Bankruptcy Court to reject a master coal sales agreement entered into on December 31, 2005 between the Company and Magnum, which was established in order to meet obligations under a coal sales agreement with a customer who did not consent to the assignment of their contract to Magnum. On December 18, 2012, the court accepted Patriot's motion to reject the master coal sales agreement. As a result of the court's decision, the Company accrued $58.3 million, which represents the discounted cash flows of the remaining monthly buyout amounts under the underlying coal sales agreement. The current liability for this obligation was $7.6 million at December 31, 2012.

23.    Commitments and Contingencies

        Allegheny Energy Supply ("Allegheny"), the sole customer of coal produced at the Company's subsidiary Wolf Run Mining Company's ("Wolf Run") Sycamore No. 2 mine, filed a lawsuit against Wolf Run, Hunter Ridge Holdings, Inc. ("Hunter Ridge"), and ICG in state court in Allegheny County, Pennsylvania on December 28, 2006, and amended its complaint on April 23, 2007. Allegheny claimed that Wolf Run breached a coal supply contract when it declared force majeure under the contract upon idling the Sycamore No. 2 mine in the third quarter of 2006, and that Wolf Run continued to breach the contract by failing to ship in volumes referenced in the contract. The Sycamore No. 2 mine was idled after encountering adverse geologic conditions and abandoned gas wells that were previously unidentified and unmapped. After extensive searching for gas wells and rehabilitation of the mine, it was re-opened in 2007, but with notice to Allegheny that it would necessarily operate at reduced volumes in order to safely and effectively avoid the many gas wells within the reserve. The amended complaint also alleged that the production stoppages constitute a breach of the guarantee agreement by Hunter Ridge and breach of certain representations made upon entering into the contract in early 2005. Allegheny voluntarily dropped the breach of representation claims later. Allegheny claimed that it would incur costs in excess of $100 million to purchase replacement coal over the life of the contract. ICG, Wolf Run and Hunter Ridge answered the amended complaint on August 13, 2007, disputing all of the remaining claims.

        On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. ICG answered the second amended complaint on October 13, 2009, denying all of the new claims. ICG's counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny's claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011. At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228.0 million and $377.0 million. Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law. Wolf Run and Hunter Ridge presented evidence that Allegheny's damage calculations were significantly inflated because they were not determined as of the time of the breach and, in some instances, artificially assumed future non-delivery or did not take into account the apparent requirement to supply coal in the future. On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure. ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties' motions. The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest. The parties appealed the lower court's decision to the Superior Court of Pennsylvania. Wolf Run and Hunter Ridge have filed an appeal bond in the amount of $124.9 million. On August 13, 2012, the Superior Court of Pennsylvania ruled that the lower court should have calculated damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate the award. This ruling resulted in a reduction of the Company's best estimate of the probable loss related to this lawsuit. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer. This Petition is pending.

        In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. As of December 31, 2012 and December 31, 2011, the Company had accrued $32.8 million and $117.2 million, respectively, for all legal matters, including $4.4 million and $6.3 million classified as current. The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

        The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $216.2 million in 2013, $135.3 million in 2014, $135.1 million in 2015, $102.5 million in 2016, $98.6 million in 2017 and $445.6 million thereafter. During the years ended December 31, 2012, 2011 and 2010, the Company fulfilled its commitments under agreements containing unconditional obligations.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        Operating segment results for the years ended December 31, 2012, 2011 and 2010 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. These reportable segments results do not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

        The asset amounts below represent an allocation of assets consistent with the basis used for the Company's incentive compensation plans. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets. Goodwill is allocated to the respective reporting units, even though it may not be reflected in the subsidiaries' financial statements.

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
December 31, 2012
Revenues	$1,524,537	$1,793,575	$728,089	$112,837	$—	$4,159,038
Income (loss) from operations	100,679	(606,235)	144,421	5,145	(325,598)	(681,588)
Depreciation, depletion and amortization	166,539	271,220	71,696	11,512	4,541	525,508
Amortization of acquired sales contracts, net	(1,987)	(23,925)	—	723	—	(25,189)
Total assets	1,972,522	3,875,105	658,255	176,032	3,324,863	10,006,777
Capital expenditures	23,410	275,476	58,465	9,928	27,946	395,225
December 31, 2011
Revenues	$1,646,947	$1,915,090	$672,766	$51,092	$—	$4,285,895
Income (loss) from operations	180,730	283,404	119,665	(4,685)	(165,538)	413,576
Depreciation, depletion and amortization	171,693	203,759	81,235	7,876	2,024	466,587
Amortization of acquired sales contracts, net	19,458	(39,988)	—	(1,539)	—	(22,069)
Total assets	2,307,783	4,740,723	681,393	581,040	1,903,020	10,213,959
Capital expenditures	110,999	217,435	66,356	28,243	117,903	540,936
December 31, 2010
Revenues	$1,606,236	$1,042,490	$537,542	$—	$—	$3,186,268
Income (loss) from operations	146,555	193,943	58,082	—	(74,596)	323,984
Depreciation, depletion and amortization	185,218	97,764	80,497	—	1,587	365,066
Amortization of acquired sales contracts, net	35,606	—	—	—	—	35,606
Total assets	2,295,786	706,624	677,611	—	1,200,748	4,880,769
Capital expenditures	38,142	70,839	65,470	—	140,206	314,657

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        A reconciliation of segment income from operations to consolidated income before income taxes follows:

	December 31
	2012	2011	2010
	(In thousands)
Income (loss) from operations	$(681,588)	$413,576	$323,984
Interest expense	(317,626)	(230,186)	(142,549)
Interest income	5,478	3,309	2,449
Other nonoperating expense	(23,668)	(51,448)	(6,776)

Income (loss) before income taxes	$(1,017,404)	$135,251	$177,108

25.    Quarterly Financial Information (Unaudited)

        Quarterly financial data for the years ended December 31, 2012 and 2011 is summarized below:

	March 31	June 30	September 30	December 31
		(a)(b)	(a)	(b)
	(In thousands, except per share data)
2012:
Revenues	1,039,651	1,063,538	1,087,618	968,231
Gross profit	63,704	54,984	69,249	37,176
Mine closure and asset impairment costs	—	525,762	(2,194)	—
Goodwill and other intangible asset impairment	—	115,791	—	230,632
Income from operations	54,081	(588,984)	135,960	(282,645)
Net income (loss)	1,409	(435,424)	45,751	(295,423)
Basic earnings (loss) per common share	$0.01	$(2.05)	$0.22	$(1.39)
Diluted earnings (loss) per common share	$0.01	$(2.05)	$0.22	$(1.39)

	March 31	June 30	September 30	December 31
		(c)	(c)	(c)
	(In thousands, except per share data)
2011:
Revenues	$872,938	$985,528	$1,198,673	$1,228,756
Gross profit	130,523	172,234	120,085	154,388
Income from operations	102,238	95,354	76,256	139,728
Net income	55,874	6,630	9,121	71,215
Basic earnings per common share	$0.34	$0.04	$0.04	$0.34
Diluted earnings per common share	$0.34	$0.04	$0.04	$0.33

(a)
The Company's results in 2012 were impacted by challenging market conditions. In response to these conditions, the Company made the decision to close or idle 10 mines in Appalachia and curtailed production at other thermal mines. See Note 3, "Mine Closure and Asset Impairment Costs".

(b)
Challenging markets also resulted in impairment charges to goodwill relating to the Black Thunder mining complex in the second quarter of 2012 and two mines in Appalachia in the fourth quarter of 2012. See Note 7, "Goodwill".

(c)
The Company expensed costs related to the June 2011 acquisition of ICG $98.2 million, $4.7 million and $1.3 million in the second, third and fourth quarters of 2011, respectively.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

26.    Supplemental Condensed Consolidating Financial Information

        Pursuant to the indentures governing Arch Coal, Inc.'s senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company's subsidiaries outside the U.S.):

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Year Ended December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,159,038	$—	$—	$4,159,038
Costs, expenses and other
Cost of sales	10,918	3,427,095	—	—	3,438,013
Depreciation, depletion and amortization	5,392	520,083	33	—	525,508
Amortization of acquired sales contracts, net	—	(25,189)	—	—	(25,189)
Change in fair value of coal derivatives and coal trading activities, net	—	(16,590)	—	—	(16,590)
Coal derivative settlements, non-hedging	—	(43,990)	—	—	(43,990)
Selling, general and administrative expenses	84,198	41,316	8,785	—	134,299
Contract settlement resulting from Patriot Coal bankruptcy	—	58,335	—	—	58,335
Legal contingencies	—	(79,532)	—	—	(79,532)
Mine closure and asset impairment costs	—	523,568	—	—	523,568
Goodwill and other intangible asset impairment	—	346,423	—	—	346,423
Other operating income, net	(13,391)	9,559	(16,387)	—	(20,219)

	87,117	4,761,078	(7,569)	—	4,840,626
Income from investment in subsidiaries	(569,795)	—	—	569,795	—

Income (loss) from operations	(656,912)	(602,040)	7,569	569,795	(681,588)
Interest expense, net:
Interest expense	(366,614)	(35,207)	(3,221)	87,416	(317,626)
Interest income	28,097	57,303	7,494	(87,416)	5,478

	(338,517)	22,096	4,273	—	(312,148)

Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	(21,975)	(1,693)	—	—	(23,668)
Bridge financing costs related to ICG	—	—	—	—	—

	(21,975)	(1,693)	—	—	(23,668)

Income (loss) before income taxes	(1,017,404)	(581,637)	11,842	569,795	(1,017,404)
Provision for (benefit from) income taxes	(333,717)	—	—	—	(333,717)

Net income (loss)	(683,687)	(581,637)	11,842	569,795	(683,687)
Less: Net income attributable to noncontrolling interest	(268)	—	—	—	(268)

Net income (loss) attributable to Arch Coal, Inc.	$(683,955)	$(581,637)	$11,842	$569,795	$(683,955)

Total comprehensive income (loss)	$(692,239)	$(585,033)	$9,259	$575,774	$(692,239)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Year Ended December 31, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$4,285,895	$—	$—	$4,285,895
Costs, expenses and other
Cost of sales	22,926	3,244,984	—	—	3,267,910
Depreciation, depletion and amortization	2,876	463,711	—	—	466,587
Amortization of acquired sales contracts, net	—	(22,069)	—	—	(22,069)
Change in fair value of coal derivatives and coal trading activities, net	—	(2,907)	—	—	(2,907)
Coal derivative settlements, non-hedging	—	7	—	—	7
Selling, general and administrative expenses	74,589	40,940	3,527	—	119,056
Mine closure and asset impairment costs	7,316	—	—	—	7,316
Acquisition and transition costs	47,360	—	—	—	47,360
Other operating income, net	(23,306)	12,615	(250)	—	(10,941)

	131,761	3,737,281	3,277	—	3,872,319
Income from investment in subsidiaries	556,442	—	—	(556,442)	—

Income (loss) from operations	424,681	548,614	(3,277)	(556,442)	413,576
Interest expense, net:
Interest expense	(256,221)	(46,565)	(2,224)	74,824	(230,186)
Interest income	16,281	55,072	6,780	(74,824)	3,309

	(239,940)	8,507	4,556	—	(226,877)

Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	—	(1,958)	—	—	(1,958)
Bridge financing costs related to ICG	(49,490)	—	—	—	(49,490)

	(49,490)	(1,958)	—	—	(51,448)

Income (loss) before income taxes	135,251	555,163	1,279	(556,442)	135,251
Provision for (benefit from) income taxes	(7,589)	—	—	—	(7,589)

Net income (loss)	142,840	555,163	1,279	(556,442)	142,840
Less: Net income attributable to noncontrolling interest	(1,157)	—	—	—	(1,157)

Net income (loss) attributable to Arch Coal, Inc.	$141,683	$555,163	$1,279	$(556,442)	$141,683

Total comprehensive income (loss)	$141,240	$552,663	$1,279	$(553,942)	$141,240

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations
Year Ended December 31, 2010

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,186,268	$—	$—	$3,186,268
Costs, expenses and other
Cost of sales	11,523	2,384,289	—	—	2,395,812
Depreciation, depletion and amortization	2,933	362,133	—	—	365,066
Amortization of acquired sales contracts, net	—	35,606	—	—	35,606
Change in fair value of coal derivatives and coal trading activities, net	—	8,924	—	—	8,924
Coal derivative settlements, non-hedging	—	(4,542)	—	—	(4,542)
Selling, general and administrative expenses	79,580	36,091	2,506	—	118,177
Gain on Knight Hawk transaction	—	(41,577)	—	—	(41,577)
Other operating income, net	(10,258)	(4,924)	—	—	(15,182)

	83,778	2,776,000	2,506	—	2,862,284
Income from investment in subsidiaries	393,363	—	—	(393,363)	—

Income (loss) from operations	309,585	410,268	(2,506)	(393,363)	323,984
Interest expense, net:
Interest expense	(143,606)	(64,377)	(2,849)	68,283	(142,549)
Interest income	11,129	52,899	6,704	(68,283)	2,449

	(132,477)	(11,478)	3,855	—	(140,100)

Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	—	(6,776)	—	—	(6,776)
Bridge financing costs related to ICG	—	—	—	—	—

	—	(6,776)	—	—	(6,776)

Income (loss) before income taxes	177,108	392,014	1,349	(393,363)	177,108
Provision for (benefit from) income taxes	17,714	—	—	—	17,714

Net income (loss)	159,394	392,014	1,349	(393,363)	159,394
Less: Net income attributable to noncontrolling interest	(537)	—	—	—	(537)

Net income (loss) attributable to Arch Coal, Inc.	$158,857	$392,014	$1,349	$(393,363)	$158,857

Total comprehensive income (loss)	$172,885	$400,664	$1,349	$(402,013)	$172,885

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$671,313	$100,468	$12,841	$—	$784,622
Restricted cash	3,453	—	—	—	3,453
Short term investments	234,305	—	—	—	234,305
Receivables	49,281	40,452	247,171	(4,824)	332,080
Inventories	—	365,424	—	—	365,424
Other	106,786	86,877	557	—	194,220

Total current assets	1,065,138	593,221	260,569	(4,824)	1,914,104

Property, plant and equipment, net	27,476	7,309,550	72	—	7,337,098
Investment in subsidiaries	8,254,508	—	—	(8,254,508)	—
Intercompany receivables	(1,367,739)	1,600,311	(232,572)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	187,171	568,314	90	—	755,575

Total other assets	7,748,940	2,168,625	(232,482)	(8,929,508)	755,575

Total assets	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Liabilities and Stockholders' Equity
Accounts payable	$19,859	$204,370	$189	$—	$224,418
Accrued expenses and other current liabilities	65,293	259,162	124	(4,824)	319,755
Current maturities of debt and short-term borrowings	32,054	842	—	—	32,896

Total current liabilities	117,206	464,374	313	(4,824)	577,069
Long-term debt	5,061,925	23,954	—	—	5,085,879
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,646	408,059	—	—	409,705
Accrued pension benefits	33,456	34,174	—	—	67,630
Accrued postretirement benefits other than pension	13,953	31,133	—	—	45,086
Accrued workers' compensation	25,323	56,306	—	—	81,629
Deferred income taxes	664,182	—	—	—	664,182
Other noncurrent liabilities	69,296	151,360	374	—	221,030

Total liabilities	5,986,987	1,844,360	687	(679,824)	7,152,210
Stockholders' equity	2,854,567	8,227,036	27,472	(8,254,508)	2,854,567

Total liabilities and stockholders' equity	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$61,375	$75,425	$1,349	$—	$138,149
Restricted cash	10,322	—	—	—	10,322
Short term investments	—	—	—	—	—
Receivables	65,187	27,001	378,608	(1,617)	469,179
Inventories	—	377,490	—	—	377,490
Other	81,732	105,282	620	—	187,634

Total current assets	218,616	585,198	380,577	(1,617)	1,182,774

Property, plant and equipment, net	21,241	7,918,816	9,093	—	7,949,150
Investment in subsidiaries	8,813,080	—	—	(8,813,080)	—
Intercompany receivables	(1,190,342)	1,448,902	(258,560)	—	—
Note receivable from Arch Western	225,000	—	—	(225,000)	—
Other	(85,668)	1,167,501	202	—	1,082,035

Total other assets	7,762,070	2,616,403	(258,358)	(9,038,080)	1,082,035

Total assets	$8,001,927	$11,120,417	$131,312	$(9,039,697)	$10,213,959

Liabilities and Stockholders' Equity
Accounts payable	$30,576	$353,180	$26	$—	$383,782
Accrued expenses and other current liabilities	75,121	282,446	85	(1,617)	356,035
Current maturities of debt and short-term borrowings	172,564	1,987	106,300	—	280,851

Total current liabilities	278,261	637,613	106,411	(1,617)	1,020,668
Long-term debt	3,308,674	453,623	—	—	3,762,297
Note payable to Arch Coal	—	225,000	—	(225,000)	—
Asset retirement obligations	877	445,907	—	—	446,784
Accrued pension benefits	19,198	29,046	—	—	48,244
Accrued postretirement benefits other than pension	13,843	28,466	—	—	42,309
Accrued workers' compensation	17,272	54,676	—	—	71,948
Deferred income taxes	621,483	355,270	—	—	976,753
Other noncurrent liabilities	152,745	102,553	84	—	255,382

Total liabilities	4,412,353	2,332,154	106,495	(226,617)	6,624,385
Redeemable noncontrolling interest	11,534	—	—	—	11,534
Stockholders' equity	3,578,040	8,788,263	24,817	(8,813,080)	3,578,040

Total liabilities and stockholders' equity	$8,001,927	$11,120,417	$131,312	$(9,039,697)	$10,213,959

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(571,576)	$781,551	$122,829	$—	$332,804
Investing Activities
Change in restricted cash	6,869	—	—	—	6,869
Capital expenditures	(4,424)	(390,801)	—	—	(395,225)
Proceeds from dispositions of property, plant and equipment	—	1,328	21,497	—	22,825
Investments in and advances to affiliates	(6,287)	(13,134)	—	1,663	(17,758)
Purchases of short term investments	(236,862)	—	—	—	(236,862)
Proceeds from sales of short term investments	1,754	—	—	—	1,754
Purchase of noncontrolling interest	(17,500)	—	—	—	(17,500)
Additions to prepaid royalties	—	(13,269)	—	—	(13,269)

Cash provided by (used in) investing activities	(256,450)	(415,876)	21,497	1,663	(649,166)
Financing Activities
Contributions from parent	—	1,663	—	(1,663)	—
Proceeds from the issuance of senior notes	359,753	—	—	—	359,753
Proceeds from term note issuance	1,633,500	—	—	—	1,633,500
Payments to retire debt	—	(452,934)	—	—	(452,934)
Net decrease in borrowings under lines of credit and commercial paper program	(375,000)	—	(106,300)	—	(481,300)
Payments on term note	(7,625)	—	—	—	(7,625)
Net payments on other debt	(682)	—	—	—	(682)
Debt financing costs	(50,022)	—	(546)	—	(50,568)
Dividends paid	(42,440)	—	—	—	(42,440)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(84,651)	110,639	(25,988)	—	—

Cash provided by (used in) financing activities	1,437,964	(340,632)	(132,834)	(1,663)	962,835

Increase in cash and cash equivalents	609,938	25,043	11,492	—	646,473
Cash and cash equivalents, beginning of period	61,375	75,425	1,349	—	138,149

Cash and cash equivalents, end of period	$671,313	$100,468	$12,841	$—	$784,622

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(187,039)	$998,082	$(168,801)	$—	$642,242
Investing Activities
Acquisition of ICG, net of cash acquired	(2,894,339)	—	—	—	(2,894,339)
Change in restricted cash	5,167	—	—	—	5,167
Capital expenditures	(12,809)	(528,021)	(106)	—	(540,936)
Proceeds from dispositions of property, plant and equipment	—	25,887	—	—	25,887
Investments in and advances to affiliates	(633,534)	(33,553)	—	605,178	(61,909)
Additions to prepaid royalties	—	(29,957)	—	—	(29,957)
Consideration paid related to prior business acquisition	(829)	—	—	—	(829)

Cash provided by (used in) investing activities	(3,536,344)	(565,644)	(106)	605,178	(3,496,916)
Financing Activities
Contributions from parent	—	605,178	—	(605,178)	—
Proceeds from the issuance of senior notes	2,000,000	—	—	—	2,000,000
Proceeds from the issuance of common stock, net	1,267,933	—	—	—	1,267,933
Payments to retire debt	—	(605,178)	—	—	(605,178)
Net decrease in borrowings under lines of credit and commercial paper program	375,000	(56,904)	106,300	—	424,396
Net proceeds from other debt	5,334	—	—	—	5,334
Debt financing costs	(114,799)	(16)	(8)	—	(114,823)
Dividends paid	(80,748)	—	—	—	(80,748)
Issuance of common stock under incentive plans	2,316	—	—	—	2,316
Transactions with affiliates, net	316,009	(379,973)	63,964	—	—

Cash provided by (used in) financing activities	3,771,045	(436,893)	170,256	(605,178)	2,899,230

Increase (decrease) in cash and cash equivalents	47,662	(4,455)	1,349	—	44,556
Cash and cash equivalents, beginning of period	13,713	79,880	—	—	93,593

Cash and cash equivalents, end of period	$61,375	$75,425	$1,349	$—	$138,149

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(230,966)	$943,361	$(15,248)	$—	$697,147
Investing Activities
Capital expenditures	(4,814)	(309,843)	—	—	(314,657)
Proceeds from dispositions of property, plant and equipment	—	330	—	—	330
Investments in and advances to affiliates	(13,821)	(32,364)	—	—	(46,185)
Additions to prepaid royalties	—	(27,355)	—	—	(27,355)
Consideration paid related to prior business acquisition	(1,262)	—	—	—	(1,262)

Cash used in investing activities	(19,897)	(369,232)	—	—	(389,129)
Financing Activities
Proceeds from the issuance of senior notes	500,000	—	—	—	500,000
Payments to retire debt	—	(505,627)	—	—	(505,627)
Net decrease in borrowings under lines of credit and commercial paper program	(120,000)	7,451	(84,000)	—	(196,549)
Net proceeds from other debt	82	—	—	—	82
Debt financing costs	(12,022)	(390)	(339)	—	(12,751)
Dividends paid	(63,373)	—	—	—	(63,373)
Issuance of common stock under incentive plans	1,764	—	—	—	1,764
Contribution from non-controlling interest	891	—	—	—	891
Transactions with affiliates, net	(97,021)	(2,566)	99,587	—	—

Cash provided by (used in) financing activities	210,321	(501,132)	15,248	—	(275,563)

Increase (decrease) in cash and cash equivalents	(40,542)	72,997	—	—	32,455
Cash and cash equivalents, beginning of period	54,255	6,883	—	—	61,138

Cash and cash equivalents, end of period	$13,713	$79,880	$—	$—	$93,593

Schedule II

Arch Coal, Inc. and Subsidiaries
Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Year
	(In thousands)
Year ended December 31, 2012
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$17	$1,039	$—	$13	$1,043
Current assets — supplies and inventory	13,107	1,961	—	2,479	12,589
Deferred income taxes	2,831	31,832	—	—	34,663
Year ended December 31, 2011
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$—	$17	$—	$—	$17
Current assets — supplies and inventory	12,701	1,755	—	1,349	13,107
Deferred income taxes	737	2,416	—	322	2,831
Year ended December 31, 2010
Reserves deducted from asset accounts:
Other assets — other notes and accounts receivable	$109	$—	$—	$109	$—
Current assets — supplies and inventory	13,406	1,962	—	2,667	12,701
Deferred income taxes	1,120	(383)	—	—	737

(a)
Reserves utilized, unless otherwise indicated.