Form 10-Q
period 2013-03-31
ARCH COAL INC
filed 2013-05-08
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

At May 1, 2013 there were 212,246,799 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues	$825,502	$1,039,651
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	710,573	850,871
Depreciation, depletion and amortization	118,868	139,966
Amortization of acquired sales contracts, net	(2,810)	(14,017)
Change in fair value of coal derivatives and coal trading activities, net	1,308	(3,613)
Selling, general and administrative expenses	33,209	30,861
Other operating income, net	(3,217)	(18,498)
	857,931	985,570
Income (loss) from operations	(32,429)	54,081
Interest expense, net:
Interest expense	(95,087)	(74,772)
Interest and investment income	2,836	1,021
	(92,251)	(73,751)

Loss before income taxes	(124,680)	(19,670)
Benefit from income taxes	(54,631)	(21,079)
Net income (loss)	(70,049)	1,409
Less: Net income attributable to noncontrolling interest	—	(203)
Net income (loss) attributable to Arch Coal, Inc.	$(70,049)	$1,206
Earnings per common share
Basic earnings (loss) per common share	$(0.33)	$0.01
Diluted earnings (loss) per common share	$(0.33)	$0.01
Weighted average shares outstanding
Basic	212,062	211,687
Diluted	212,062	211,908
Dividends declared per common share	$0.03	$0.11

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$(70,049)	$1,409

Derivative instruments
Total comprehensive income (loss) before tax	(1,179)	10,287
Tax impact	425	(3,702)
	(754)	6,585

Pension, postretirement and other post-employment benefits
Total comprehensive income before tax	1,954	724
Tax impact	(703)	(261)
	1,251	463

Available-for-sale securities
Total comprehensive income before tax	1,553	394
Tax impact	(559)	(142)
	994	252
Total other comprehensive income	1,491	7,300
Total comprehensive income (loss)	$(68,558)	$8,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$730,119	$784,622
Restricted cash	2,290	3,453
Short term investments	248,414	234,305
Trade accounts receivable	263,294	247,539
Other receivables	81,750	84,541
Inventories	368,240	365,424
Prepaid royalties	13,105	11,416
Deferred income taxes	67,337	67,360
Coal derivative assets	20,856	22,975
Other	88,977	92,469
Total current assets	1,884,382	1,914,104
Property, plant and equipment, net	7,272,541	7,337,098
Other assets:
Prepaid royalties	91,691	87,773
Goodwill	265,423	265,423
Equity investments	246,807	242,215
Other	159,300	160,164
Total other assets	763,221	755,575
Total assets	$9,920,144	$10,006,777
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$229,269	$224,418
Coal derivative liabilities	643	1,737
Accrued expenses and other current liabilities	352,040	318,018
Current maturities of debt	28,306	32,896
Total current liabilities	610,258	577,069
Long-term debt	5,082,205	5,085,879
Asset retirement obligations	410,975	409,705
Accrued pension benefits	69,342	67,630
Accrued postretirement benefits other than pension	46,413	45,086
Accrued workers’ compensation	81,039	81,629
Deferred income taxes	610,195	664,182
Other noncurrent liabilities	227,363	221,030
Total liabilities	7,137,790	7,152,210
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,759 shares at both March 31, 2013 and December 31, 2012	2,141	2,141
Paid-in capital	3,029,536	3,026,823
Treasury stock, at cost	(53,848)	(53,848)
Accumulated deficit	(180,459)	(104,042)
Accumulated other comprehensive loss	(15,016)	(16,507)
Total stockholders’ equity	2,782,354	2,854,567
Total liabilities and stockholders’ equity	$9,920,144	$10,006,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities

Net income (loss)	$(70,049)	$1,409
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	118,868	139,966
Amortization of acquired sales contracts, net	(2,810)	(14,017)
Amortization relating to financing activities	6,167	4,288
Prepaid royalties expensed	3,537	8,586
Employee stock-based compensation expense	2,713	4,079
Changes in:
Receivables	(12,340)	88,082
Inventories	(2,816)	(111,196)
Coal derivative assets and liabilities	(192)	(5,347)
Accounts payable, accrued expenses and other current liabilities	38,249	(66,222)
Income taxes, net	458	23,002
Deferred income taxes	(54,801)	(21,742)
Other	16,307	4,102
Cash provided by operating activities	43,291	54,990
Investing activities
Capital expenditures	(54,522)	(93,271)
Minimum royalty payments	(9,142)	(8,262)
Proceeds from dispositions of property, plant and equipment	714	22,105
Purchases of short term investments	(26,787)	—
Proceeds from sales of short term investments	11,534	—
Investments in and advances to affiliates	(4,298)	(5,777)
Change in restricted cash	1,163	1,455
Cash used in investing activities	(81,338)	(83,750)
Financing activities
Net increase in borrowings under lines of credit	—	34,000
Payments on term note	(4,125)	—
Net payments on other debt	(5,964)	(7,323)
Debt financing costs	—	(100)
Dividends paid	(6,367)	(23,327)
Proceeds from exercise of options under incentive plans	—	5,131
Cash provided by (used in) financing activities	(16,456)	8,381
Decrease in cash and cash equivalents	(54,503)	(20,379)
Cash and cash equivalents, beginning of period	784,622	138,149
Cash and cash equivalents, end of period	$730,119	$117,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates 16 mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming, Colorado and Utah. In addition,  the Company has a metallurgical coal mine in development in West Virginia.  All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

Arch Western Resources, LLC became a wholly-owned subsidiary when the remaining 0.5% interest was purchased on July 2, 2012. Net income attributable to noncontrolling interest is shown on the condensed consolidated statement of operations prior to this date.

2.  Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3. Accumulated Other Comprehensive Loss

Other comprehensive loss includes transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present, either parenthetically on the face of the financial statements or in a single note, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The Company adopted the provisions of the new guidance during the first quarter of 2013.

The following items are included in accumulated other comprehensive loss:

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Loss
	(In thousands)
Balance at December 31, 2012	$2,244	$(18,286)	$(465)	$(16,507)
Unrealized gains (losses)	(204)	—	956	752
Amounts reclassified from accumulated other comprehensive income	(550)	1,251	38	739
Balance at March 31, 2013	$1,490	$(17,035)	$529	$(15,016)

The following items were reclassified out of accumulated other comprehensive loss during the three months ended March 31, 2013:

	Amount Reclassified	Affected Line Item in
	From Accumulated Other	the Condensed Consolidated
Details about accumulated other comprehensive income components	Comprehensive Loss	Statement of Operations
(In thousands)
Derivatives instruments	$859	Revenues
	(309)	Benefit from income taxes
	$550	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$2,908	(1)
Amortization of actuarial gains (losses) net	(4,862)	(1)
	(1,954)	Total before tax
	703	Benefit from income taxes
	$(1,251)	Net of tax

Available-for-sale securities	$(59)	Interest and investment income
	21	Benefit from income taxes
	$(38)	Net of tax

(1) Production-related benefit and workers’ compensation costs are included in the costs of coal inventory. See Note 12, “Workers’ Compensation Expense” and Note 13”Employee Benefit Plans” for more information about pension, postretirement and postemployment benefit costs.

4. Inventories

Inventories consist of the following:

	March 31	December 31
	2013	2012
	(In thousands)
Coal	$182,998	$180,917
Repair parts and supplies	170,040	172,139
Work-in-process	15,202	12,368
	$368,240	$365,424

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $14.0 million at March 31, 2013, and $13.6 million at December 31, 2012.

5. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid AA - rated corporate bonds and U.S. government and government agency securities.  These investments are held in the custody of a major financial institution.  These securities, along with the Company’s investments in marketable equity securities, are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2013
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$135,457	$1	$(705)	$134,753	$134,753	$—
Corporate notes and bonds	114,905	—	(1,244)	113,661	113,661	—
Equity securities	5,271	5,547	(2,774)	8,044	—	8,044
Total Investments	$255,633	$5,548	$(4,723)	$256,458	$248,414	$8,044

	December 31, 2012
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$146,993	$2	$(412)	$146,583	$146,583	$—
Corporate notes and bonds	88,118	—	(396)	87,722	87,722	—
Equity securities	5,271	2,704	(2,628)	5,347	—	5,347
Total Investments	$240,382	$2,706	$(3,436)	$239,652	$234,305	$5,347

The aggregate fair value of investments with unrealized losses that have been owned for less than a year was $245.4 million and $223.3 million at March 31, 2013 and December 31, 2012, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $0.3 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively.

The debt securities outstanding at March 31, 2013 have maturity dates ranging from the second quarter of 2013 through the third quarter of 2014.  The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

6. Equity Method Investments and Membership Interests in Joint Ventures

The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Below are the equity method investments reflected in the condensed consolidated balance sheets:

In thousands	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Tongue River	Total
Balance at December 31, 2012	$149,063	$15,515	$15,462	$15,264	$32,214	$14,697	$242,215
Advances to affiliates, net	—	—	593	—	1,790	1,001	3,384
Equity in comprehensive income (loss)	4,515	(733)	(1,609)	—	(684)	(281)	1,208
Balance at March 31, 2013	$153,578	$14,782	$14,446	$15,264	$33,320	$15,417	$246,807
Notes receivable from investees:
Balance at December 31, 2012	$—	$38,680	$—	$5,148	$—	$—	$43,828
Balance at March 31, 2013	$—	$41,019	$—	$5,197		$—	$46,216

The Company may be required to make future contingent payments of up to $72.8 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon a number of factors, including project development progress, receipt of permits and construction financing.

7. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2013. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2013, the Company had protected the price of approximately 97% of its expected purchases for the remainder of 2013 and 42% of its 2014 purchases. At March 31, 2013, the Company had purchased heating oil call options for approximately 71 million gallons for the purpose of managing the price risk associated with future diesel purchases.

The Company also purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices. At March 31, 2013, the Company held purchased call options for approximately 6 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At March 31, 2013, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2013	2014	2015	Total
Coal sales	5,399	4,260	780	10,439
Coal purchases	1,131	1,260	—	2,391

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $4.1 million of losses in 2013 and $3.6 million of gains in 2014.

Tabular derivatives disclosures

The Company has master netting agreements with all of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the condensed consolidated balance sheets. The amounts shown in the table below represent the fair value position of individual contracts, and not the net position presented in the accompanying condensed consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying condensed consolidated balance sheets are as follows:

	March 31, 2013			December 31, 2012
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$2,379	$(252)		$3,277	$(10)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	6,227	—		7,379	—
Heating oil — fuel surcharges	207	—		1,961	—
Coal — held for trading purposes	41,675	(42,234)		17,403	(16,933)
Coal — risk management	22,354	(3,709)		24,843	(7,342)
Total	70,463	(45,943)		51,586	(24,275)
Total derivatives	72,842	(46,195)		54,863	(24,285)
Effect of counterparty netting	(45,552)	45,552		(22,548)	22,548
Net derivatives as classified in the balance sheets	$27,290	$(643)	$26,647	$32,315	$(1,737)	$30,578

		March 31, 2013	December 31, 2012
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$6,434	$9,340
Coal	Coal derivative assets	20,856	22,975
	Coal derivative liabilities	(643)	(1,737)
		$26,647	$30,578

The Company had a current asset for the right to reclaim cash collateral of $24.6 million and $16.2 million at March 31, 2013 and December 31, 2012, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the three months ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2013	2012	2013	2012
Coal sales	(1)	$(176)	$2,493	$1,221	$201
Coal purchases	(2)	(182)	(202)	(362)	—
Totals		$(358)	$2,291	$859	$201

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the three months ended March 31,

		Gain (Loss) Recognized
		2013	2012
Coal — unrealized	(3)	$1,470	$7,552
Coal — realized	(4)	$9,217	$3,158
Heating oil — diesel purchases	(4)	$(4,261)	$423
Heating oil — fuel surcharges	(4)	$(565)	$367

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The Company recognized net unrealized and realized losses of $2.8 million and $3.9 million during the three months ended March 31, 2013 and 2012, respectively, related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at March 31, 2013, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $1.0 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

8. Debt

	March 31, 2013	December 31, 2012
	(In thousands)
Term loan ($1.64 billion face value) due 2018	$1,623,955	$1,627,384
8.75% senior notes ($600.0 million face value) due 2016	591,535	590,999
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes ($375.0 million face value) due 2019	360,621	360,042
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	34,400	40,350
	5,110,511	5,118,775
Less current maturities of debt	28,306	32,896
Long-term debt	$5,082,205	$5,085,879

9. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2013.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$256,458	$98,410	$158,048	$—
Derivatives	27,290	21,250	—	6,040
Total assets	$283,748	$119,660	$158,048	$6,040
Liabilities:
Derivatives	$643	$—	$245	$398

The Company’s contracts with its counterparties allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. For classification purposes, the Company records the net fair value of all the positions with these counterparties as a net asset or liability. Each level in the table above displays the underlying contracts according to their classification in the accompanying condensed consolidated balance sheet, based on this counterparty netting.

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

Three Months Ended March 31, 2013
Balance, beginning of period	$8,174
Realized and unrealized losses recognized in earnings, net	(4,472)
Realized and unrealized losses recognized in other comprehensive income, net	—
Purchases	3,217
Issuances	(25)
Settlements	(1,252)
Ending balance	$5,642

Net unrealized losses during the three month period ended March 31, 2013 related to level 3 financial instruments held on March 31, 2013 were $4.0 million.

Fair Value of Long-Term Debt

At March 31, 2013 and December 31, 2012, the fair value of the Company’s debt, including amounts classified as current, was $5.0 billion. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Payroll and employee benefits	$63,375	$72,405
Taxes other than income taxes	121,159	121,029
Interest	83,855	42,413
Acquired sales contracts	14,456	14,038
Workers’ compensation	12,732	10,371
Asset retirement obligations	38,919	38,920
Other	17,544	18,842
	$352,040	$318,018

11. Stock-Based Compensation and Other Incentive Plans

During the three months ended March 31, 2013 the Company granted options to purchase approximately 2.0 million shares of common stock with a weighted average exercise price of $5.23 per share and a weighted average grant-date fair value of $2.38 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 0.648%, a weighted average dividend yield of 2.29% and a weighted average volatility of 66.76%. The options’ expected life is 4.5 years and the options vest ratably over three years and provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.

During the three months ended March 31, 2013, the Company also granted restricted stock units totaling 974,500 shares whose grant date fair value at the time of grant was $5.23. The shares vest at the end of three years.

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant. Amounts accrued and unpaid for all grants under the plan totaled $10.4 million and $13.1 million as of March 31, 2013 and December 31, 2012, respectively.

12. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$505	$968
Interest cost	656	680
Net amortization	235	277
Total occupational disease	1,396	1,925
Traumatic injury claims and assessments	7,358	5,176
Total workers’ compensation expense	$8,754	$7,101

13. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$7,700	$7,596
Interest cost	3,926	3,980
Expected return on plan assets	(5,806)	(5,538)
Amortization of prior service credits	(158)	(36)
Amortization of other actuarial losses	4,551	3,571
Net benefit cost	$10,213	$9,573

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$556	$549
Interest cost	431	491
Amortization of prior service credits	(2,750)	(2,995)
Amortization of other actuarial losses (gains)	77	(90)
Net benefit credit	$(1,686)	$(2,045)

14. Earnings (Loss) Per Common Share

The following table provides the basis for earnings (loss) per share calculations by reconciling basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	212,062	211,687
Effect of common stock equivalents under incentive plans	—	221
Diluted weighted average shares outstanding	212,062	211,908

The effect of options, restricted stock and restricted stock units equaling 8.6 million and 3.0 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended March 31, 2013 and 2012, respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impact of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three months ended March 31, 2013 were not significant.

15. Commitments and Contingencies

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

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable.  As of March 31, 2013 and December 31, 2012, the Company had accrued $32.7 million and $32.8 million, respectively, for all legal matters, including $4.0 million and $4.4 million classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three months ended March 31, 2013 and 2012 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level.  Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

The asset amounts below represent an allocation of assets consistent with the basis used for the Company’s incentive compensation plans. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets. Goodwill is allocated to the respective reporting units, even though it may not be reflected in the subsidiaries’ financial statements.  Prior year asset amounts have been restated to reflect a change in how certain unassigned coal reserves and goodwill amounts are presented.

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)

Three months ended March 31, 2013
Revenues	$361,946	$282,618	$155,644	$25,294	$—	$825,502
Income (loss) from operations	15,515	(27,117)	24,951	1,435	(47,213)	(32,429)
Depreciation, depletion and amortization	42,227	55,331	17,371	2,609	1,330	118,868
Amortization of acquired sales contracts, net	(1,199)	(2,472)	—	861	—	(2,810)
Total assets	1,939,892	4,334,324	623,243	159,090	2,863,595	9,920,144
Capital expenditures	2,157	49,296	1,502	482	1,085	54,522

Three months ended March 31, 2012
Revenues	$401,177	$469,058	$144,559	$24,857	$—	$1,039,651
Income (loss) from operations	32,543	15,835	31,241	(3,750)	(21,788)	54,081
Depreciation, depletion and amortization	41,223	76,017	18,600	3,687	439	139,966
Amortization of acquired sales contracts, net	(816)	(13,088)	—	(113)	—	(14,017)
Total assets	2,263,517	4,640,344	752,197	72,382	2,436,678	10,165,118
Capital expenditures	3,986	66,303	15,137	5,644	2,201	93,271

A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) from operations	$(32,429)	$54,081
Interest expense	(95,087)	(74,772)
Interest and investment income	2,836	1,021
Loss before income taxes	$(124,680)	$(19,670)

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

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$825,502	$—	$—	$825,502
Costs, expenses and other
Cost of sales	2,883	707,690	—	—	710,573
Depreciation, depletion and amortization	1,406	117,453	9	—	118,868
Amortization of acquired sales contracts, net	—	(2,810)	—	—	(2,810)
Change in fair value of coal derivatives and coal trading activities, net	—	1,308	—	—	1,308
Selling, general and administrative expenses	21,698	10,035	1,476	—	33,209
Other operating income, net	(5,907)	3,702	(1,012)	—	(3,217)
	20,080	837,378	473	—	857,931
Income from investment in subsidiaries	(2,871)	—	—	2,871	—
Loss from operations	(22,951)	(11,876)	(473)	2,871	(32,429)
Interest expense, net:
Interest expense	(110,827)	(6,455)	(1,041)	23,236	(95,087)
Interest and investment income	9,098	15,443	1,531	(23,236)	2,836
	(101,729)	8,988	490	—	(92,251)
Income (loss) before income taxes	(124,680)	(2,888)	17	2,871	(124,680)
Benefit from income taxes	(54,631)	—	—	—	(54,631)
Net income (loss)	(70,049)	(2,888)	17	2,871	(70,049)

Total comprehensive income (loss)	$(68,558)	$(3,324)	$17	$3,307	$(68,558)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,039,651	$—	$—	$1,039,651
Costs, expenses and other
Cost of sales	2,967	847,904	—	—	850,871
Depreciation, depletion and amortization	1,216	138,744	6	—	139,966
Amortization of acquired sales contracts, net	—	(14,017)	—	—	(14,017)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,613)	—	—	(3,613)
Selling, general and administrative expenses	18,644	9,637	2,580	—	30,861
Other operating income, net	(3,111)	(3,027)	(12,360)	—	(18,498)
	19,716	975,628	(9,774)	—	985,570
Income from investment in subsidiaries	77,315	—	—	(77,315)	—
Income from operations	57,599	64,023	9,774	(77,315)	54,081
Interest expense, net:
Interest expense	(82,097)	(11,484)	(1,038)	19,847	(74,772)
Interest and investment income	4,828	14,128	1,912	(19,847)	1,021
	(77,269)	2,644	874	—	(73,751)
Income (loss) before income taxes	(19,670)	66,667	10,648	(77,315)	(19,670)
Provision for (benefit from) income taxes	(22,660)	—	1,581	—	(21,079)
Net income	2,990	66,667	9,067	(77,315)	1,409
Less: Net income attributable to noncontrolling interest	(203)	—	—	—	(203)
Net income attributable to Arch Coal, Inc.	$2,787	$66,667	$9,067	$(77,315)	$1,206
Total comprehensive income	$8,709	$68,111	$9,067	$(77,178)	$8,709

Condensed Consolidating Balance Sheets

March 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$597,308	$120,429	$12,382	$—	$730,119
Restricted cash	2,290	—	—	—	2,290
Short term investments	248,414	—	—	—	248,414
Receivables	50,179	36,477	263,123	(4,735)	345,044
Inventories	—	368,240	—	—	368,240
Other	101,003	88,903	369	—	190,275
Total current assets	999,194	614,049	275,874	(4,735)	1,884,382

Property, plant and equipment, net	26,716	7,245,761	64	—	7,272,541

Investment in subsidiaries	8,259,302	—	—	(8,259,302)	—
Intercompany receivables	(1,389,356)	1,637,093	(247,737)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	184,571	578,560	90	—	763,221
Total other assets	7,729,517	2,215,653	(247,647)	(8,934,302)	763,221
Total assets	$8,755,427	$10,075,463	$28,291	$(8,939,037)	$9,920,144

Liabilities and Stockholders’ Equity
Accounts payable	$27,269	$201,925	$75	$—	$229,269
Accrued expenses and other current liabilities	105,059	251,850	509	(4,735)	352,683
Current maturities of debt	26,218	2,088	—	—	28,306
Total current liabilities	158,546	455,863	584	(4,735)	610,258
Long-term debt	5,059,611	22,594	—	—	5,082,205
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,672	409,303	—	—	410,975
Accrued pension benefits	34,595	34,747	—	—	69,342
Accrued postretirement benefits other than pension	14,486	31,927	—	—	46,413
Accrued workers’ compensation	24,032	57,007	—	—	81,039
Deferred income taxes	610,195	—	—	—	610,195
Other noncurrent liabilities	69,936	157,210	217	—	227,363
Total liabilities	5,973,073	1,843,651	801	(679,735)	7,137,790
Stockholders’ equity	2,782,354	8,231,812	27,490	(8,259,302)	2,782,354
Total liabilities and stockholders’ equity	$8,755,427	$10,075,463	$28,291	$(8,939,037)	$9,920,144

Condensed Consolidating Balance Sheets

December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$671,313	$100,468	$12,841	$—	$784,622
Restricted cash	3,453	—	—	—	3,453
Short term investments	234,305	—	—	—	234,305
Receivables	49,281	40,452	247,171	(4,824)	332,080
Inventories	—	365,424	—	—	365,424
Other	106,786	86,877	557	—	194,220
Total current assets	1,065,138	593,221	260,569	(4,824)	1,914,104

Property, plant and equipment, net	27,476	7,309,550	72	—	7,337,098

Investment in subsidiaries	8,254,508	—	—	(8,254,508)	—
Intercompany receivables	(1,367,739)	1,600,311	(232,572)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	187,171	568,314	90	—	755,575
Total other assets	7,748,940	2,168,625	(232,482)	(8,929,508)	755,575
Total assets	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Liabilities and Stockholders’ Equity
Accounts payable	$19,859	$204,370	$189	$—	$224,418
Accrued expenses and other current liabilities	65,293	259,162	124	(4,824)	319,755
Current maturities of debt	32,054	842	—	—	32,896
Total current liabilities	117,206	464,374	313	(4,824)	577,069
Long-term debt	5,061,925	23,954	—	—	5,085,879
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,646	408,059	—	—	409,705
Accrued pension benefits	33,456	34,174	—	—	67,630
Accrued postretirement benefits other than pension	13,953	31,133	—	—	45,086
Accrued workers’ compensation	25,323	56,306	—	—	81,629
Deferred income taxes	664,182	—	—	—	664,182
Other noncurrent liabilities	69,296	151,360	374	—	221,030
Total liabilities	5,986,987	1,844,360	687	(679,824)	7,152,210
Stockholders’ equity	2,854,567	8,227,036	27,472	(8,254,508)	2,854,567
Total liabilities and stockholders’ equity	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(61,840)	$120,755	$(15,624)	$—	$43,291
Investing Activities
Change in restricted cash	1,163	—	—	—	1,163
Capital expenditures	(615)	(53,907)	—	—	(54,522)
Proceeds from dispositions of property, plant and equipment	—	714	—	—	714
Investments in and advances to affiliates	(2,043)	(2,383)	—	128	(4,298)
Purchases of short term investments	(26,787)	—	—	—	(26,787)
Proceeds from sales of short term investments	11,534	—	—	—	11,534
Minimum royalty payments	—	(9,142)	—	—	(9,142)
Cash provided by (used in) investing activities	(16,748)	(64,718)	—	128	(81,338)
Financing Activities
Contributions from parent	—	128	—	(128)	—
Payments on term note	(4,125)	—	—	—	(4,125)
Net payments on other debt	(5,836)	(128)	—	—	(5,964)
Dividends paid	(6,367)	—	—	—	(6,367)
Transactions with affiliates, net	20,911	(36,076)	15,165	—	—
Cash provided by (used in) financing activities	4,583	(36,076)	15,165	(128)	(16,456)
Increase (decrease) in cash and cash equivalents	(74,005)	19,961	(459)	—	(54,503)
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622
Cash and cash equivalents, end of period	$597,308	$120,429	$12,382	$—	$730,119

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(39,702)	$19,456	$75,236	$—	$54,990
Investing Activities
Change in restricted cash	1,455	—	—	—	1,455
Capital expenditures	(1,177)	(92,094)	—	—	(93,271)
Proceeds from dispositions of property, plant and equipment	—	608	21,497	—	22,105
Investments in and advances to affiliates	(3,619)	(3,488)	—	1,330	(5,777)
Minimum royalty payments	—	(8,262)	—	—	(8,262)
Cash provided by (used in) investing activities	(3,341)	(103,236)	21,497	1,330	(83,750)
Financing Activities
Contributions from parent	—	1,330	—	(1,330)	—
Net increase (decrease) in borrowings under lines of credit	50,000	—	(16,000)	—	34,000
Net payments from other debt	(5,993)	(1,330)	—	—	(7,323)
Debt financing costs	(54)	—	(46)	—	(100)
Dividends paid	(23,327)	—	—	—	(23,327)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(14,060)	84,037	(69,977)	—	—
Cash provided by (used in) financing activities	11,697	84,037	(86,023)	(1,330)	8,381
Increase (decrease) in cash and cash equivalents	(31,346)	257	10,710	—	(20,379)
Cash and cash equivalents, beginning of period	66,542	70,258	1,349	—	138,149
Cash and cash equivalents, end of period	$35,196	$70,515	$12,059	$—	$117,770

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Global coal markets showed continued weakness in the first quarter of 2013, impacting our results for the period in both sales volumes and pricing. International thermal markets are not showing signs of near-term improvement and we expect thermal coal exports to taper off during the remainder of 2013.  We expect industry-wide coal exports to be less than 2012 levels, but still high by historical standards, as we are expecting metallurgical coal export activity to remain strong, led by demand in Asia and Latin America. Our export volumes of 2.7 million tons in the first quarter of 2013 were comparable to the levels shipped in the first quarter of 2012, with metallurgical coal exports increasing and thermal coal exports decreasing.

At the same time, several trends relating to the domestic thermal coal markets are improving.  First, 2013 power demand increased more than 3% through March 2013 compared with a 4% decline during the same period in 2012.  In addition, coal consumption by electricity producers grew more than 10% during the first quarter of 2013,  after having fallen by 20% in the first quarter of 2012.  Higher natural gas prices, which have more than doubled over what they were a year ago, and cool spring weather have contributed to the stronger power demand and coal consumption trends.   These trends should continue to correct the significant coal stockpile levels that were built during 2012, particularly in the PRB and Western Bituminous regions.  However, we expect Appalachian coal demand will continue to be weak unless natural gas prices rise further and we currently project that production in that region to fall further in 2013.

During the current market downturn, management has continued to focus on capital spending reductions, cost containment and efficiency efforts and working capital and liquidity management to improve cash flows and prepare the company to capitalize on opportunities when coal markets recover.

Operational results

The following table shows results by operating segment for the three months ended March 31, 2013 and compares it with the information for the three months ended March 31, 2012:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Powder River Basin
Tons sold (in thousands)	26,612	27,215	(603)	(2.2)%
Coal sales realization per ton sold(1)	$12.68	$13.87	$(1.19)	(8.6)%
Cost per ton sold	$12.24	$12.72	$(0.48)	(3.8)%
Operating margin per ton sold(2)	$0.44	$1.15	$(0.71)	(61.7)%
Adjusted EBITDA(3) (in thousands)	$56,780	$74,194	$(17,414)	(23.5)%
Appalachia
Tons sold (in thousands)	3,387	4,666	(1,279)	(27.4)%
Coal sales realization per ton sold(1)	$74.76	$88.68	$(13.92)	(15.7)%
Cost per ton sold	$82.76	$82.15	$0.61	0.7%
Operating margin (loss) per ton sold(2)	$(8.00)	$6.53	$(14.53)	(222.5)%
Adjusted EBITDA(3) (in thousands)	$25,702	$80,442	$(54,740)	(68.0)%
Western Bituminous
Tons sold (in thousands)	3,508	3,261	247	7.6%
Coal sales realization per ton sold(1)	$35.53	$36.77	$(1.24)	(3.4)%
Cost per ton sold	$29.07	$26.98	$2.09	7.7%
Operating margin per ton sold(2)	$6.46	$9.79	$(3.33)	(34.0)%
Adjusted EBITDA(3) (in thousands)	$42,310	$50,803	$(8,493)	(16.7)%

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

Powder River Basin — Segment Adjusted EBITDA decreased in the first quarter of 2013 when compared to the first quarter of 2012, due to the weak coal market conditions, which resulted in lower coal realizations on contracted, market-based and export tons in the first quarter of 2013, as well as lower sales volumes.  Lower selling prices were partially offset by a decrease in per-ton costs, which decreased 4% despite the lower volume levels, due to cost control efforts and a decrease in taxes and royalties that fluctuate with selling prices ($0.29 per ton).

Appalachia — Segment Adjusted EBITDA decreased in the first quarter of 2013 when compared to the first quarter of 2012, due to the weak coal market conditions, resulting in lower sales volumes and lower pricing, particularly on metallurgical coal sales.   We sold 1.7 million tons of metallurgical-quality coal in 2013 compared to 1.6 million tons in 2012.   Per-ton costs decreased slightly despite a substantial decrease in sales volumes due to the impact of idling higher-cost mining operations in 2012, cost containment and efficiency efforts, as well as lower taxes and royalties that fluctuate with selling prices ($2.18 per ton).

Western Bituminous — Segment Adjusted EBITDA decreased from 2012 due to lower per-ton sales realizations and lower production volumes, which resulted in an increase in per-ton costs.  While sales volumes increased  in the first quarter of 2013 when compared to the first quarter of 2012, production volumes were lower, due to the completion of longwall mining at the Dugout Canyon mine in December 2012.

Reconciliation to amounts reported in statement of operations

	Three Months Ended March 31,
	2013	2012
Transportation costs netted against per-ton realizations to reflect netback price to the region
Powder River Basin	$0.92	$0.87
Appalachia	$8.40	$10.77
Western Bituminous	$10.70	$11.51
API-2 risk management position settlements included in per-ton realizations not classified as coal sales revenues in statement of operations
Appalachia	$0.79	$0.45
Western Bituminous	$1.86	$0.30
Diesel risk management position settlements not classified as cost of coal sales in statement of operations
Powder River Basin	$0.14	$—
Appalachia	$0.30	$—

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Summary.  Our results during the first quarter of 2013 when compared to the first quarter of 2012 were impacted by continuing weak market conditions.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary.

The following table compares information about coal sales during the three months ended March 31, 2013 with the information for the three months ended March 31, 2012:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$824,618	$1,037,140	$(212,522)	(20.5)%
Tons sold	34,050	35,660	(1,610)	(4.5)%

Coal sales decreased approximately 20% in the first quarter of 2013 from the first quarter of 2012, due to lower sales volumes and realized prices.  Lower sales volumes, primarily the result of weak domestic and international thermal coal markets, reduced revenues by approximately $125 million.  Lower average realizations per ton sold, the result of lower pricing on both thermal and metallurgical quality coal sales due to the weak coal markets and a lower percentage of higher-priced thermal coal sales out of Appalachia, resulted in a decrease in revenues of approximately $87 million.

Costs, expenses and other.  The following table compares costs, expenses and other components of operating income for the three months ended March 31, 2013 with the information for the three months ended March 31, 2012:

	Three Months Ended March 31,		Increase (Decrease) in Net Income
	2013	2012	Amount
	(Amounts in thousands, except percentages)
Cost of sales (exclusive of items shown separately below)	$710,573	$850,871	$140,298
Depreciation, depletion and amortization	118,868	139,966	21,098
Amortization of acquired sales contracts, net	(2,810)	(14,017)	(11,207)
Change in fair value of coal derivatives and coal trading activities, net	1,308	(3,613)	(4,921)
Selling, general and administrative expenses	33,209	30,861	(2,348)
Other operating income, net	(3,217)	(18,498)	(15,281)
Total costs, expenses and other	$857,931	$985,570	$127,639

Cost of sales.  Our cost of sales decreased in the first quarter of 2013 from the first quarter of 2012,  primarily due to the decrease in sales volumes ($95 million) and lower per-ton average production costs, ($33 million), which are discussed in detail in the “Operational results” section.  In addition, transportation costs decreased $12 million to $108 million in the first quarter of 2013, compared to the first quarter of 2012.

Depreciation, depletion and amortization.  When compared with the first quarter of 2012, depreciation, depletion and amortization costs decreased in the first quarter of 2013 due to the decreases in production for the respective periods, including the impact of mine closures in 2012.

Change in fair value of coal derivatives and coal trading activities, net.  The gains reflected in 2012 relate primarily to positions in the API-2 market, the derivatives market for coal delivered into Europe.  We entered into these positions to manage price risk on physical export sales into Europe.  As these positions are not accounted for as hedges, changes in the positions’ fair value prior to settlement is recognized in the condensed consolidated statement of operations. When the positions settle, the realized gains and losses are reclassified to “other operating income, net”.

Selling, general and administrative expenses.  Selling, general and administrative expenses in the first quarter of 2013 increased when compared with the first quarter of 2012 primarily due to a reduction in the bonus accrual in the first quarter of 2012 of $3.8 million relating to ICG employees (nearly all of which was offset by an increase in the accrual in cost of sales) and an increase in costs relating to the deferred compensation plan of $0.9 million.  These factors were offset by a decrease in stock compensation expense of $1.3 million, as current grants have a lower fair value than previous grants, and other expense reductions, primarily from cost containment efforts.

Other operating income, net.  When compared with the first quarter of 2012, the decrease in other operating income, net for the first quarter of 2013 was primarily the  result of liquidated damages we incurred under throughput commitments of $10.5 million and a gain of $12.5 million recognized in the first quarter of 2012 on the sale of non-core business assets.  These were partially offset by gains on settlements on coal derivatives of $9.2 million in the first quarter of 2013, an increase of $6.1 million from the first quarter of 2012.  Although these coal derivative positions are for the purpose of managing our risk to changing prices, they are not accounted for as hedges, and the realized amounts are reclassified here from “Change in fair value of coal derivatives and coal trading activities, net”.

Net interest expense.  The following table summarizes our net interest expense for the three months ended March 31, 2013 and compares it with the information for the three months ended March 31, 2012:

			Increase (Decrease)
	Three Months Ended March 31,		in Net Income
	2013	2012	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(95,087)	$(74,772)	$(20,315)	(27.2)%
Interest and investment income	2,836	1,021	1,815	177.8%
	$(92,251)	$(73,751)	$(18,500)	(25.1)%

The increase in interest expense is due to an increase in our outstanding debt in the first quarter of  2013 when compared with the first quarter of 2012, primarily as a result of the financing transactions during 2012, which resulted in a net increase in debt outstanding of over $1 billion.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.  The increase in the income tax benefit is primarily the result of  an increase in our reported losses for the first quarter of 2013 when compared to the first quarter of 2012.

			Increase
	Three Months Ended March 31,		In Net Income
	2013	2012	$
	(In thousands)
Benefit from income taxes	(54,631)	(21,079)	33,552

Reconciliation of Segment Adjusted EBITDA to Net Income

The discussion in “Results of Operations” includes references to our Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. We believe that Adjusted EBITDA presents a useful measure of our ability to service and incur debt based on ongoing operations. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended March 31,
	2013	2012
Reported Segment Adjusted EBITDA	$124,792	$205,439
Corporate and other(1)	(41,163)	(25,612)
Adjusted EBITDA	83,629	179,827
Income tax expense (benefit)	54,631	21,079
Interest expense, net	(92,251)	(73,751)
Depreciation, depletion and amortization	(118,868)	(139,966)
Amortization of acquired sales contracts, net	2,810	14,017
Net income (loss) attributable to Arch Coal	$(70,049)	$1,206

(1)           Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments, certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, borrowings under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions or refinancing activity. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, cash on hand or borrowings under our lines of credit. Such plans are subject to change based on our cash needs. Availability under our sources of liquidity, including cash and short-term investments totaled $1.3 billion at March 31, 2013.

There were no borrowings under lines of credit during the three months ended March 31, 2013.  Our average borrowing level under lines of credit was approximately $492 million for the three months ended March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$43,291	$54,990
Investing activities	(81,338)	(83,750)
Financing activities	(16,456)	8,381

Cash provided by operating activities decreased in the first quarter of 2013 compared to the first quarter of 2012, driven by the decrease in our profitability resulting from weak coal market conditions, largely offset by a decrease in cash invested in working capital.

Cash used in investing activities was consistent between the first quarter of 2013 and the first quarter of 2012. Capital expenditures decreased approximately $38.7 million during the three months ended March 31, 2013 when compared with the three months ended March 31, 2012 due to cash conservation efforts. We spent approximately $49 million during the three months ended March 31, 2013 on the development of the Leer mine.  Proceeds from dispositions of property, plant and equipment decreased by $21.4 million for the same periods. We purchased short term investments of $26.8 million in 2013, offset by proceeds from the sales of short term investments of $11.5 million.

Cash used in financing activities was approximately $16.5 million in the first quarter of 2013, compared to cash provided by financing activities of approximately $8.4 million in the first quarter of 2012.  There were no borrowings under lines of credit during the three months ended March 31, 2013, while we borrowed $34 million under our accounts receivable securitization program during the three months ended March 31, 2012.  The decrease in the dividend rate in the second quarter of 2012 from $0.11 to $0.03  reduced dividends paid $17.0 million to $6.4 million during the first quarter of 2013 compared to the first quarter of 2012.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31,
	2013		2012
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	(2)	0.74x

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

(2) Total losses for the ratio calculation were $27.9 million and total fixed charges were $101.6 million for the three months ended March 31, 2013

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to the fluctuations in the market pricing. We expect to sell a total of approximately 8 million to 9 million tons of metallurgical coal in 2013.

Our commitments for 2013 and 2014 are as follows:

	2013		2014
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	94.3	$13.13	52.6	$14.18
Committed, Unpriced	7.1		14.6
Western Bituminous
Committed, Priced	12.7	$37.38	8.2	$40.69
Committed, Unpriced	1.4		0.2
Appalachia
Committed, Priced Thermal	6.4	$63.95	1.7	$53.98
Committed, Unpriced Thermal	0.2		0.3
Committed, Priced Metallurgical	6.1	$91.01	—	$—
Committed, Unpriced Metallurgical	0.4		—
Illinois Basin
Committed, Priced	2.1	$42.50	1.7	$42.33

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2013. The estimated future realization of the value of the trading portfolio is $4.1 million of losses in the remainder of 2013 and $3.6 million of gains in 2014.

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

During the three months ended March 31, 2013, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.5 million The linear mean of each daily VaR was $0.2 million. The final VaR at March 31, 2013 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the three months ended March 31,  2013 VaR for our risk management positions that are recorded at fair value through earnings ranged from under $0.6 million to $1.1 million. The linear mean of each daily VaR was $0.9 million. The final VaR at March 31, 2013 was $0.9 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2013. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At March 31, 2013, we had protected the price of approximately 97% of our expected purchases for the remainder of 2013 and 42% of our 2014 purchases. At March 31, 2013, we had purchased heating oil call options for approximately 71 million gallons for the purpose of managing the price risk associated with future diesel purchases. We also purchase heating oil call options manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices.  At March 31, 2013, we held purchased call options for approximately 11 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.  These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2013, of our $5.1 billion principal amount of debt outstanding, approximately $1.7 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at March 31, 2013.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviewed the “Recommended Determination” issued by the EPA Region 3.  By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion.  On January 13, 2011, the EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit.  The court was notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to the EPA’s “Final Determination” then pending in federal court in Washington, DC.  In a Memorandum and Opinion and separate Order, each dated March 23, 2012, the federal court granted Mingo Logan’s motion for summary judgment, vacated the EPA’s Final Determination and found valid and in full force Mingo Logan’s Section 404 permit.  As described more fully below, the EPA appealed that order to the United States Court of Appeals for the District of Columbia Circuit and by Opinion of the Court dated April 23, 2013, the court reversed the lower court’s order and remanded the matter to the district court for further proceedings.

On April 5, 2012, Mingo Logan moved to lift the stay referenced above.  On June 5, 2012, the Court entered an order lifting the stay and allowing the case to proceed on Mingo Logan’s Motion for Summary Judgment.  Shortly thereafter, OVEC filed a motion for leave to file a seventh amended and supplemental complaint seeking to update existing counts and raising two new claims (one, to enforce EPA’s “Final Determination” and, the other, that the Corps’ refusal to prepare a Supplemental Environmental Impact Statement violates the APA and NEPA).  By Memorandum, Opinion and Order dated July 25, 2012, the Court granted OVEC’s motion and directed the Clerk to file OVEC’s Seventh Amended and Supplemental Complaint.  Mingo Logan filed its Motion for Summary Judgment on August 31, 2012, along with its Answer to the Seventh Amended and Supplemental Complaint and the matter remains pending before the Court.

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

Pursuant to a scheduling order for summary disposition of the case, motions and cross-motions for summary judgment by both parties were filed.  On November 30, 2011, the court heard arguments from the parties limited only to the threshold issue of whether the EPA had the authority under Section 404(c) of the Clean Water Act to withdraw the specification of the disposal site after the Corps had already issued a permit under Section 404(a).  The court deferred consideration of the remaining issue (i.e. whether the EPA’s “Final Determination” is otherwise lawful) until after consideration of the threshold issue.  On March 23, 2012, the court entered an Order and a Memorandum Opinion granting Mingo Logan’s motion for summary judgment, denying the EPA’s cross-motion for summary judgment, vacating the Final Determination and ordering that Mingo Logan’s Section 404 permit remains valid and in full force.

On May 11, 2012, the EPA filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit.  The court heard oral arguments on March 14, 2013.  By Opinion of the Court filed on April 23, 2013, the court reversed the district court on the threshold issue and remanded the matter to the district court to address the merits of our APA challenge to the Final Determination.

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

ICG Hazard

The Sierra Club, on December 3, 2010, filed a Notice of Intent (“NOI”) to sue ICG Hazard, LLC (“Hazard”), alleging violations of the Clean Water Act and the Surface Mining Control and Reclamation Act of 1977 at Hazard’s Thunder Ridge surface mine.  The NOI, which was supplemented by a revised filing on February 24, 2011, claims that Hazard is discharging selenium and contributing to conductivity levels in the receiving streams in violation of state and federal regulations.  On May 24, 2011, the Sierra Club sued Hazard in U.S. District Court for the Eastern District of Kentucky under the Citizens Suit provisions of the Clean Water Act and the Surface Mining Control and Reclamation Act seeking civil penalties, injunctive relief and attorneys’ fees.  On February 17, 2012, ICG Hazard filed a motion for summary judgment.  Also on February 17, 2012, the Sierra Club filed a competing motion for summary judgment.

On September 28, 2012, the court entered a Memorandum Opinion and Order granting Hazard summary judgment on both Clean Water Act (“CWA”) and Surface Mining Control and Reclamation Act (“SMCRA”) claims finding that the CWA permit “shield” applies and that the SMCRA cannot be used to circumvent the CWA permit shield with respect to “point source” discharges.  The court denied summary judgment to the extent the facts showed there were “non-point source” discharges from areas disturbed by surface mining activities.  On October 4, 2012, the Sierra Club filed a Motion to Clarify Claims and Request Final Judgment Order notifying the court that all of its claims in the matter involved discharges from discrete “point sources” and that there remain no issues of law or fact that require court resolution.  The court entered a final judgment on January 11, 2013.  On January 22, 2013, the Sierra Club filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.  The parties are currently subject to the court’s briefing schedule issued on February 7, 2013.

Patriot Coal Corporation Bankruptcy

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum Coal Company (“Magnum”) to sell certain assets to Magnum.  On July 23, 2008, Patriot Coal Corporation acquired Magnum.  On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum (collectively, “Patriot”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

On September 20, 2012, Patriot filed a motion with the U.S. Bankruptcy Court for the Southern District of New York to reject a master coal sales agreement entered into on December 31, 2005 between us and Magnum, which was established in order to meet obligations under a coal sales agreement with a customer who did not consent to the assignment of their contract to Magnum.  On December 18, 2012, the court accepted Patriot’s motion to reject the master coal sales agreement.  As a result of the court’s decision, Arch has accrued $58.3 million, which represents the discounted value of the remaining monthly buyout amounts under the underlying coal sales agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2013, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2013. Based on the closing price of our common stock as reported on the New York Stock Exchange on May 1, 2013, the approximate dollar value of our common stock that may yet be purchased under this program was $53 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

10.1	Arch Coal, Inc.’s Omnibus Incentive Plan
10.2	Form of Performance Unit Contract
10.3	Form of Non-Qualified Stock Option Award Agreement
10.4	Form of Restricted Stock Unit Contract
10.5	Form of Restrict Stock Unit Contract for Non-Employee Directors
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure required by Item 104 of Regulation S-K
101	Interactive Data File (Form 10-Q for the period ended March 31, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

May 8, 2013