Form 10-Q
period 2013-06-30
ARCH COAL INC
filed 2013-08-08
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013 there were 212,240,999 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$766,332	$965,685	$1,503,702	$1,925,922
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	656,198	799,558	1,305,941	1,605,817
Depreciation, depletion and amortization	111,085	124,536	221,278	255,689
Amortization of acquired sales contracts, net	(2,209)	(4,451)	(5,019)	(18,468)
Change in fair value of coal derivatives and coal trading activities, net	(9,008)	(32,054)	(7,700)	(35,667)
Asset impairment and mine closure costs	20,482	525,583	20,482	525,583
Goodwill impairment	—	115,791	—	115,791
Selling, general and administrative expenses	34,302	35,178	67,511	66,039
Other operating income, net	(8,239)	(1,563)	(11,081)	(19,766)
	802,611	1,562,578	1,591,412	2,495,018
Loss from operations	(36,279)	(596,893)	(87,710)	(569,096)
Interest expense, net:
Interest expense	(94,756)	(78,728)	(189,830)	(153,500)
Interest and investment income	1,216	1,088	4,052	2,109
	(93,540)	(77,640)	(185,778)	(151,391)
Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	—	(19,042)	—	(19,042)

Loss from continuing operations before income taxes	(129,819)	(693,575)	(273,488)	(739,529)
Benefit from income taxes	(49,468)	(251,119)	(108,821)	(282,974)
Loss from continuing operations	(80,351)	(442,456)	(164,667)	(456,555)
Income from discontinued operations, net of tax	8,145	7,032	22,412	22,540
Net loss	(72,206)	(435,424)	(142,255)	(434,015)
Less: Net income attributable to noncontrolling interest	—	(65)	—	(268)
Net loss attributable to Arch Coal, Inc.	$(72,206)	$(435,489)	$(142,255)	$(434,283)

Loss per common share
Loss from continuing operations
Basic loss per common share	$(0.38)	$(2.09)	$(0.78)	$(2.15)
Diluted loss per common share	$(0.38)	$(2.09)	$(0.78)	$(2.15)

Net income (loss) attributable to Arch Coal, Inc.
Basic loss per common share	$(0.34)	$(2.05)	$(0.67)	$(2.05)
Diluted loss per common share	$(0.34)	$(2.05)	$(0.67)	$(2.05)

Weighted average shares outstanding
Basic	212,082	212,048	212,072	211,868
Diluted	212,082	212,048	212,072	211,868

Dividends declared per common share	$0.03	$0.03	$0.06	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net loss	$(72,206)	$(435,424)	$(142,255)	$(434,015)

Derivative instruments
Comprehensive income (loss) before tax	(391)	738	(1,570)	11,025
Income tax benefit (provision)	143	(265)	568	(3,967)
	(248)	473	(1,002)	7,058
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	1,750	(5,600)	3,704	(4,876)
Income tax benefit (provision)	(630)	2,016	(1,333)	1,755
	1,120	(3,584)	2,371	(3,121)

Available-for-sale securities
Comprehensive income before tax	4,959	97	6,512	491
Income tax provision	(1,788)	(35)	(2,347)	(177)
	3,171	62	4,165	314
Total other comprehensive income (loss)	4,043	(3,049)	5,534	4,251
Total comprehensive loss	$(68,163)	$(438,473)	$(136,721)	$(429,764)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$644,205	$784,622
Restricted cash	1,085	3,453
Short term investments	248,464	234,305
Trade accounts receivable	264,692	247,539
Other receivables	71,846	84,541
Inventories	356,653	365,424
Prepaid royalties	8,970	11,416
Deferred income taxes	67,350	67,360
Coal derivative assets	31,261	22,975
Other	60,811	92,469
Total current assets	1,755,337	1,914,104
Property, plant and equipment, net	7,231,221	7,337,098
Other assets:
Prepaid royalties	91,130	87,773
Goodwill	265,423	265,423
Equity investments	232,758	242,215
Other	154,860	160,164
Total other assets	744,171	755,575
Total assets	$9,730,729	$10,006,777
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$232,433	$224,418
Coal derivative liabilities	542	1,737
Accrued expenses and other current liabilities	307,089	318,018
Current maturities of debt	23,842	32,896
Total current liabilities	563,906	577,069
Long-term debt	5,078,634	5,085,879
Asset retirement obligations	414,860	409,705
Accrued pension benefits	66,903	67,630
Accrued postretirement benefits other than pension	46,358	45,086
Accrued workers’ compensation	79,004	81,629
Deferred income taxes	565,047	664,182
Other noncurrent liabilities	205,103	221,030
Total liabilities	7,019,815	7,152,210
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,753 and 213,759 shares at June 30, 2013 and December 31, 2012	2,141	2,141
Paid-in capital	3,032,626	3,026,823
Treasury stock, at cost	(53,848)	(53,848)
Accumulated deficit	(259,032)	(104,042)
Accumulated other comprehensive loss	(10,973)	(16,507)
Total stockholders’ equity	2,710,914	2,854,567
Total liabilities and stockholders’ equity	$9,730,729	$10,006,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(142,255)	$(434,015)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	237,668	272,834
Amortization of acquired sales contracts, net	(5,019)	(18,468)
Amortization relating to financing activities	12,346	8,948
Prepaid royalties expensed	9,251	16,551
Employee stock-based compensation expense	5,804	7,014
Asset impairment and mine closure costs	20,482	501,942
Goodwill impairment	—	115,791
Net loss resulting from early retirement of debt and financing activities	—	19,042
Changes in:
Receivables	(3,909)	52,291
Inventories	8,771	(80,199)
Coal derivative assets and liabilities	(11,122)	(37,985)
Accounts payable, accrued expenses and other current liabilities	(4,062)	(64,965)
Income taxes, net	(29)	22,869
Deferred income taxes	(102,172)	(272,094)
Other	26,291	(14,248)
Cash provided by operating activities	52,045	95,308
Investing activities
Capital expenditures	(169,064)	(202,073)
Minimum royalty payments	(10,162)	(8,634)
Proceeds from dispositions of property, plant and equipment	5,080	22,551
Proceeds from sale-leaseback transactions	34,919	—
Purchases of short term investments	(61,870)	—
Proceeds from sales of short term investments	47,097	—
Investments in and advances to affiliates	(8,142)	(9,292)
Change in restricted cash	2,368	4,582
Cash used in investing activities	(159,774)	(192,866)
Financing activities
Proceeds from issuance of term loan	—	1,386,000
Payments on term note	(8,250)	—
Payments to retire debt	(255)	(452,654)
Net decrease in borrowings under lines of credit	—	(391,300)
Net payments on other debt	(11,448)	(11,164)
Debt financing costs	—	(34,381)
Dividends paid	(12,735)	(29,696)
Proceeds from exercise of options under incentive plans	—	5,131
Cash provided by (used in) financing activities	(32,688)	471,936
Increase (decrease) in cash and cash equivalents	(140,417)	374,378
Cash and cash equivalents, beginning of period	784,622	138,149
Cash and cash equivalents, end of period	$644,205	$512,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming, Colorado and Utah. In addition, the Company has a metallurgical coal mine in development in West Virginia.  All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The Company has entered into an agreement to sell a subsidiary which operates three mining complexes in the Western Bituminous reportable segment (“WBIT”).  The results of these mining complexes have been segregated from continuing operations and are reflected, net of tax, as discontinued operations in the condensed consolidating statements of operations for all periods presented.  See further discussion in Note 3, “Discontinued Operations”.

On June 21, 2012, the Company announced the closing of four mining complexes and the temporary idling of a fifth complex, which resulted in closure costs and impairment charges of $525.6 million, which are reflected on the line “Asset impairment and mine closures costs” on the condensed consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3. Discontinued Operations

As part of a strategy to divest its non-core thermal coal assets, the Company entered into a definitive agreement on June 27, 2013 to sell Canyon Fuel Company, LLC (Canyon Fuel), to Bowie Resources, LLC.  Canyon Fuel operates two longwall mining complexes and a continuous miner operation in Utah.   The purchase price is $435.0 million in cash, subject to customary adjustments for working capital and other items. The transaction is expected to close during the third quarter of 2013.

The following table summarizes the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Total Revenues	$85,107	$97,853	$173,239	$177,267
Income from discontinued operations before income taxes	$9,748	$7,909	$28,737	$34,193
Income tax expense	(1,603)	(877)	(6,325)	(11,653)
Income from discontinued operations, net of income taxes	$8,145	$7,032	$22,412	$22,540

Basic earnings per common share from discontinued operations	$0.04	$0.04	$0.11	$0.10
Diluted earnings per common share from discontinued operations	$0.04	$0.04	$0.11	$0.10

The following table summarizes the assets held for sale and the liabilities held for sale, as classified in the Company’s condensed consolidated balance sheets:

	June 30,	December 31,
	2013	2012
	(In thousands)
Assets:
Current assets	$59,604	$61,281
Property, plant and equipment, net	269,303	280,400
Other assets	5,198	5,333
Total assets held for sale	$334,105	$347,014

Liabilities:
Current liabilities	$28,111	$24,763
Noncurrent liabilities	36,197	35,221
Total liabilities held for sale	$64,308	$59,984

4. Accumulated Other Comprehensive Loss

Other comprehensive loss includes transactions recorded in stockholders’ equity during the year, excluding net income and transactions with stockholders. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present, either parenthetically on the face of the financial statements or in a single note, the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification.   The Company adopted the provisions of the new guidance in the first quarter of 2013.

The following items are included in accumulated other comprehensive loss:

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Loss
	(In thousands)
Balance at December 31, 2012	$2,244	$(18,286)	$(465)	$(16,507)
Unrealized gains (losses)	(106)	—	3,967	3,861
Amounts reclassified from accumulated other comprehensive income	(896)	2,371	198	1,673
Balance at June 30, 2013	$1,242	$(15,915)	$3,700	$(10,973)

The following items were reclassified out of accumulated other comprehensive loss during the six months ended June 30, 2013:

	Amount Reclassified	Line Item in the
	from Accumulated Other	Condensed Consolidated
Details about accumulated other comprehensive income components	Comprehensive Loss	Statement of Operations
(In thousands)
Derivative instruments	$1,401	Revenues
	(505)	Benefit from income taxes
	$896	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$5,581	(1)
Amortization of actuarial gains (losses), net	(9,285)	(1)
	(3,704)	Total before tax
	1,333	Benefit from income taxes
	$(2,371)	Net of tax

Available-for-sale securities	$(309)	Interest and investment income
	111	Benefit from income taxes
	$(198)	Net of tax

(1) Production-related benefits and workers’ compensation costs are included in costs to produce coal. See Note 13, “Workers’ Compensation Expense” and Note 14 “Employee Benefit Plans” for more information about pension, postretirement and postemployment benefit costs.

5. Inventories

Inventories consist of the following:

	June 30	December 31
	2013	2012
	(In thousands)
Coal	$177,238	$180,917
Repair parts and supplies	163,631	172,139
Work-in-process	15,784	12,368
	$356,653	$365,424

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.8 million at June 30, 2013 and $13.6 million at December 31, 2012.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2013
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$126,193	$—	$(459)	$125,734	$125,734	$—
Corporate notes and bonds	123,692	—	(962)	122,730	122,730	—
Equity securities	5,271	10,108	(2,907)	12,472	—	12,472
Total Investments	$255,156	$10,108	$(4,328)	$260,936	$248,464	$12,472

	December 31, 2012
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$146,993	$2	$(412)	$146,583	$146,583	$—
Corporate notes and bonds	88,118	—	(396)	87,722	87,722	—
Equity securities	5,271	2,704	(2,628)	5,347	—	5,347
Total Investments	$240,382	$2,706	$(3,436)	$239,652	$234,305	$5,347

The aggregate fair value of investments with unrealized losses that have been owned for less than a year was $248.5 million and  $223.3 million at June 30, 2013 and December 31, 2012, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $0.1 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively.

The debt securities outstanding at June 30, 2013 have maturity dates ranging from the third quarter of 2013 through the fourth quarter of 2014.  The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

7. Equity Method Investments and Membership Interests in Joint Ventures

The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Below are the equity method investments reflected in the condensed consolidated balance sheets:

In thousands	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Tongue River	Total
Balance at December 31, 2012	$149,063	$15,515	$15,462	$15,264	$32,214	$14,697	$242,215
Advances to affiliates, net	(3,713)	—	1,944	—	3,441	1,821	3,493
Equity in comprehensive income (loss)	7,812	(1,241)	(2,629)	—	(1,347)	(281)	2,314
Impairment of equity investment	—	—	—	(15,264)	—	—	(15,264)
Balance at June 30, 2013	$153,162	$14,274	$14,777	$—	$34,308	$16,237	$232,758
Notes receivable from investees:
Balance at December 31, 2012	$—	$38,680	$—	$5,148	$—	$—	$43,828
Balance at June 30, 2013	$—	$42,501	$—	$—		$—	$42,501

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. Certain of our investments are in development stage companies whose success depends on factors including receipt of permits and other regulatory environment issues, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors.

During the second quarter, Tenaska Trailblazer Partners, LLC (“Tenaska”) announced that it was discontinuing its development plans for the Trailblazer Energy Center in Texas. As a result, the Company recorded a $20.5 million impairment charge, which consisted of its 35% equity investment of $15.3 million and a $5.2 million receivable balance related to reimbursements for development work. The impairment is included in the line “Asset impairment and mine closure costs” on the condensed consolidated statement of operations.

The Company may be required to make future contingent payments of up to $58.5 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon  the achievement of project development milestones, which can be affected by the factors named above.

8. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2013. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2013, the Company had protected the price of approximately 94% of its expected purchases for the remainder of 2013 and 73% of its 2014 purchases. At June 30, 2013, the Company had purchased heating oil call options for approximately 74 million gallons for the purpose of managing the price risk associated with future diesel purchases.

The Company has also purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices for the respective carriers. At June 30, 2013, the Company had protected 47% of its expected 2013 diesel fuel usage and 26% of its expected first quarter of 2014 diesel fuel usage on shipments subject to fuel surcharges. The Company held purchased heating oil call options for 4 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At June 30, 2013, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2013	2014	2015	Total
Coal sales	$4,449	$4,458	$780	$9,687
Coal purchases	723	1,260	—	1,983

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.4 million of gains in the remainder of 2013 and $5.9 million of gains in 2014.

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

	June 30, 2013			December 31, 2012
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$2,298	$(539)		$3,277	$(10)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	3,475	—		7,379	—
Heating oil — fuel surcharges	117	—		1,961	—
Coal — held for trading purposes	63,794	(57,506)		17,403	(16,933)
Coal — risk management	25,767	(3,095)		24,843	(7,342)
Total	93,153	(60,601)		51,586	(24,275)
Total derivatives	95,451	(61,140)		54,863	(24,285)
Effect of counterparty netting	(60,598)	60,598		(22,548)	22,548
Net derivatives as classified in the balance sheets	$34,853	$(542)	$34,311	$32,315	$(1,737)	$30,578

		June 30, 2013	December 31, 2012
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$3,592	$9,340
Coal	Coal derivative assets	31,261	22,975
	Coal derivative liabilities	(542)	(1,737)
		$34,311	$30,578

The Company had a current asset for the right to reclaim cash collateral of $4.7 million and $16.2 million at June 30, 2013 and December 31, 2012, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the three months ended June 30,

	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	2013	2012	2013	2012
Coal sales (1)	$(648)	$2,231	$689	$809
Coal purchases (2)	613	(742)	(148)	—
Totals	$(35)	$1,489	$541	$809

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the three months ended June 30,

	Gain (Loss) Recognized
	2013	2012
Coal — unrealized (3)	$4,109	$27,446
Coal — realized (4)	$6,579	$8,671
Heating oil — diesel purchases (4)	$(5,211)	$(22,509)
Heating oil — fuel surcharges (4)	$(30)	$(2,599)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the six months ended June 30

	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	2013	2012	2013	2012
Coal sales (1)	$(824)	$4,724	$1,911	$1,010
Coal purchases (2)	431	(944)	(510)	—
Totals	$(393)	$3,780	$1,401	$1,010

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the six months ended June 30

	Gain (Loss) Recognized
	2013	2012
Coal — unrealized (3)	$5,579	$34,998
Coal — realized (4)	$15,796	$11,829
Heating oil — diesel purchases (4)	$(9,472)	$(22,086)
Heating oil — fuel surcharges (4)	$(595)	$(2,232)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The Company recognized net unrealized and realized gains of $4.9 million and $4.6 million during the three months ended June 30, 2013 and 2012, respectively, related to its trading portfolio. The Company recognized net unrealized and realized gains of $2.1 million and $0.7 million during the six months ended June 30, 2013 and 2012, respectively, related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at June 30, 2013, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $1.6 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

9. Debt

	June 30,	December 31,
	2013	2012
	(In thousands)
Term loan ($1.63 billion face value) due 2018	$1,620,526	$1,627,384
8.75% senior notes ($600.0 million face value) due 2016	592,084	590,999
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes ($375.0 million face value) due 2019	361,200	360,042
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	28,666	40,350
	5,102,476	5,118,775
Less current maturities of debt	23,842	32,896
Long-term debt	$5,078,634	$5,085,879

At June 30, 2013, the available borrowing capacity under the Company’s lines of credit was approximately $245.8 million.

10. Fair Value Measurements

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2013.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$260,936	$94,036	$166,900	$—
Derivatives	34,853	30,959	—	3,894
Total assets	$295,789	$124,995	$166,900	$3,894
Liabilities:
Derivatives	$542	$—	$86	$456

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Balance, beginning of period	$5,642	$8,174
Realized and unrealized losses recognized in earnings, net	(4,840)	(9,312)
Realized and unrealized losses recognized in other comprehensive income, net	—	—
Purchases	2,636	5,853
Issuances	—	(25)
Settlements	—	(1,252)
Ending balance	$3,438	$3,438

Net unrealized losses during the three and six month periods ended June 30, 2013 related to level 3 financial instruments held on June 30, 2013 were $4.1 million and $6.9 million, respectively.

Fair Value of Long-Term Debt

At June 30, 2013 and December 31, 2012, the fair value of the Company’s debt, including amounts classified as current, was $4.7 billion and $5.0 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Payroll and employee benefits	$62,890	$72,405
Taxes other than income taxes	119,018	121,029
Interest	40,150	42,413
Acquired sales contracts	15,550	14,038
Workers’ compensation	14,033	10,371
Asset retirement obligations	38,919	38,920
Other	16,529	18,842
	$307,089	$318,018

12. Stock-Based Compensation and Other Incentive Plans

The Company granted options to purchase approximately 2.0 million shares of common stock during the six months ended June 30, 2013.  The weighted average exercise price of the options was $5.23 per share and the weighted average grant-date fair value was $2.38 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 0.648%, a weighted average dividend yield of 2.29% and a weighted average volatility of 66.76%. The options’ expected life is 4.5 years and the options vest ratably over three years and provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.

During the six months ended June 30, 2013, the Company also granted restricted stock units totaling 974,500 shares whose grant date fair value at the time of grant was $5.23. The shares vest at the end of three years.

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant. Amounts accrued and unpaid for all grants under the plan totaled $12.7 million and $13.1 million as of June 30, 2013 and December 31, 2012, respectively.

13. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$505	$71	$1,010	$1,039
Interest cost	657	399	1,313	1,079
Net amortization	235	(851)	469	(574)
Curtailments	—	1,933	—	1,933
Total occupational disease	1,397	1,552	2,792	3,477
Traumatic injury claims and assessments	4,791	6,423	12,149	11,599
Total workers’ compensation expense	$6,188	$7,975	$14,941	$15,076

14. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$6,790	$7,310	$14,490	$14,906
Interest cost	3,876	4,092	7,802	8,072
Curtailments	—	324	—	324
Expected return on plan assets	(6,036)	(5,477)	(11,842)	(11,015)
Amortization of prior service costs (credits)	57	(37)	(101)	(73)
Amortization of other actuarial losses	4,264	4,200	8,814	7,771
Net benefit cost	$8,951	$10,412	$19,163	$19,985

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$538	$539	$1,094	$1,088
Interest cost	415	520	846	1,011
Curtailments	—	(1,837)	—	(1,837)
Amortization of prior service credits	(2,730)	(2,876)	(5,480)	(5,871)
Amortization of other actuarial losses (gains)	(75)	(171)	2	(261)
Net benefit credit	$(1,852)	$(3,825)	$(3,538)	$(5,870)

15. Earnings (Loss) Per Common Share

The effect of options, restricted stock and restricted stock units equaling 7.0 million and 5.3 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended June 30, 2013 and 2012, respectively, and 8.4 million and 4.5 million shares for the six month periods ending June 30, 2013 and 2012 respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impact of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and six month periods ended June 30, 2013 and 2012 were not significant.

16. Commitments and Contingencies

The Company accrues for cost related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

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

At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million.  Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law.  Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future nondelivery or did not take into account the apparent requirement to supply coal in the future.  On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure.  The trial court awarded total damages and interest in the amount of $104.1 million, which consisted of $13.8 million for past damages, and $90.3 million for future damages.  ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions.  The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest.

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.  The future damage award is now back before the lower court, but no hearing dates have been set at this time.

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. As of June 30, 2013 and December 31, 2012, the Company had accrued $32.7 million and $32.8 million, respectively, for all legal matters, including $3.6 million and $4.4 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

17. Segment Information

The Company has three reportable business segments, which are based on the major coal producing basins in which the Company operates. Each of these reportable business segments includes a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mine complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. Accordingly, market and contract pricing have developed by coal basin. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; the WBIT segment, with operations in Utah and Colorado; the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia.  The “Other” operating segment includes primarily the Company’s Illinois operations and ADDCAR subsidiary, which manufactures and sells its patented highwall mining system.

Operating segment results for the three and six months ended  June 30, 2013 and 2012 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.  The operating segment results for the WBIT segment for all periods presented reflect only continuing operations, since Canyon Fuel results are classified as discontinued operations in the condensed consolidated statement of operations.

The asset amounts below represent an allocation of assets consistent with the basis used for the Company’s incentive compensation plans. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets. Goodwill is allocated to the respective reporting units, even though it may not be reflected in the subsidiaries’ financial statements.  Asset balances for the WBIT segment include assets held for sale.  Prior year asset amounts have been restated to reflect a change in how certain unassigned coal reserves and goodwill amounts are presented.

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)

Three months ended June 30, 2013
Revenues	$353,425	$337,678	$41,840	$33,389	$—	$766,332
Income (loss) from operations	16,798	(5,238)	12,140	1,167	(61,146)	(36,279)
Depreciation, depletion and amortization	42,147	56,006	8,396	2,660	1,876	111,085
Amortization of acquired sales contracts, net	(941)	(2,812)	—	1,544	—	(2,209)
Asset impairment and mine closure costs	—	—	—	—	20,482	20,482
Capital expenditures	1,819	43,470	5,786	3,031	60,436	114,542

Three months ended June 30, 2012
Revenues	$322,512	$504,309	$101,699	$37,165	$—	$965,685
Income (loss) from operations	22,747	(493,093)	5,870	1,291	(133,708)	(596,893)
Depreciation, depletion and amortization	37,131	73,176	10,122	3,423	684	124,536
Amortization of acquired sales contracts, net	31	(4,859)	—	377	—	(4,451)
Asset impairment and mine closure costs	—	525,916	—	(227)	(106)	525,583
Capital expenditures	5,793	78,102	14,114	(1,131)	11,924	108,802

Six months ended June 30, 2013
Revenues	$715,371	$620,296	$109,352	$58,683	$—	$1,503,702
Income (loss) from operations	32,550	(32,395)	14,480	(407)	(101,938)	(87,710)
Depreciation, depletion and amortization	84,374	111,337	17,092	5,269	3,206	221,278
Amortization of acquired sales contracts, net	(2,140)	(5,284)	—	2,405	—	(5,019)
Asset impairment and mine closure costs	—	—	—	—	20,482	20,482
Total assets	1,954,828	4,264,500	651,884	154,354	2,705,163	9,730,729
Capital expenditures	3,976	92,766	7,288	3,513	61,521	169,064

Six months ended June 30, 2012
Revenues	$723,689	$973,367	$166,844	$62,022	$—	$1,925,922
Income (loss) from operations	55,290	(477,258)	10,827	(2,459)	(155,496)	(569,096)
Depreciation, depletion and amortization	78,354	149,193	19,909	7,110	1,123	255,689
Amortization of acquired sales contracts, net	(785)	(17,947)	—	264	—	(18,468)
Asset impairment and mine closure costs	—	525,916	—	(227)	(106)	525,583
Total assets	2,044,743	4,154,871	715,362	170,446	2,868,516	9,953,938
Capital expenditures	9,779	144,405	29,251	4,513	14,125	202,073

A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Loss from operations	$(36,279)	$(596,893)	$(87,710)	$(569,096)
Interest expense	(94,756)	(78,728)	(189,830)	(153,500)
Interest and investment income	1,216	1,088	4,052	2,109
Other nonoperating expenses	$—	$(19,042)	$—	$(19,042)
Loss from continuing operations before income taxes	$(129,819)	$(693,575)	$(273,488)	$(739,529)

18. Supplemental Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$766,332	$—	$—	$766,332
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	1,829	654,369	—	—	656,198
Depreciation, depletion and amortization	1,475	109,601	9	—	111,085
Amortization of acquired sales contracts, net	—	(2,209)	—	—	(2,209)
Change in fair value of coal derivatives and coal trading activities, net	—	(9,008)	—	—	(9,008)
Asset impairment and mine closure costs	20,482	—	—	—	20,482
Selling, general and administrative expenses	22,205	10,729	1,368	—	34,302
Other operating income, net	(1,101)	(7,041)	(97)	—	(8,239)
	44,890	756,441	1,280	—	802,611
Income from investment in subsidiaries	26,961	—	—	(26,961)	—
Income (loss) from operations	(17,929)	9,891	(1,280)	(26,961)	(36,279)
Interest expense, net:
Interest expense	(110,946)	(5,825)	(1,059)	23,074	(94,756)
Interest and investment income	7,201	15,566	1,523	(23,074)	1,216
	(103,745)	9,741	464	—	(93,540)

Income (loss) from continuing operations before income taxes	(121,674)	19,632	(816)	(26,961)	(129,819)
Benefit from income taxes	(49,468)	—	—	—	(49,468)
Income (loss) from continuing operations	(72,206)	19,632	(816)	(26,961)	(80,351)
Income from discontinued operations, net of tax	—	8,145	—	—	8,145
Net income (loss)	$(72,206)	$27,777	$(816)	$(26,961)	$(72,206)
Total comprehensive income (loss)	$(68,163)	$28,123	$(816)	$(27,307)	$(68,163)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,503,702	$—	$—	$1,503,702
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	4,712	1,301,229	—	—	1,305,941
Depreciation, depletion and amortization	2,880	218,380	18	—	221,278
Amortization of acquired sales contracts, net	—	(5,019)	—	—	(5,019)
Change in fair value of coal derivatives and coal trading activities, net	—	(7,700)	—	—	(7,700)
Asset impairment and mine closure costs	20,482	—	—	—	20,482
Selling, general and administrative expenses	43,903	20,763	2,845	—	67,511
Other operating income, net	(7,009)	(2,963)	(1,109)	—	(11,081)
	64,968	1,524,690	1,754	—	1,591,412
Income from investment in subsidiaries	19,492	—	—	(19,492)	—
Loss from operations	(45,476)	(20,988)	(1,754)	(19,492)	(87,710)
Interest expense, net:
Interest expense	(221,761)	(12,130)	(2,100)	46,161	(189,830)
Interest and investment income	16,161	30,998	3,054	(46,161)	4,052
	(205,600)	18,868	954	—	(185,778)

Loss from continuing operations before income taxes	(251,076)	(2,120)	(800)	(19,492)	(273,488)
Benefit from income taxes	(108,821)	—	—	—	(108,821)
Loss from continuing operations	(142,255)	(2,120)	(800)	(19,492)	(164,667)
Income from discontinued operations, net of tax	—	22,412	—	—	22,412
Net income (loss)	$(142,255)	$20,292	$(800)	$(19,492)	$(142,255)
Total comprehensive income (loss)	$(136,721)	$20,202	$(800)	$(19,402)	$(136,721)

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$965,685	$—	$—	$965,685
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,291	797,267	—	—	799,558
Depreciation, depletion and amortization	1,344	123,183	9	—	124,536
Amortization of acquired sales contracts, net	—	(4,451)	—	—	(4,451)
Change in fair value of coal derivatives and coal trading activities, net	—	(32,054)	—	—	(32,054)
Asset impairment and mine closure costs	—	525,583	—	—	525,583
Goodwill impairment	—	115,791	—	—	115,791
Selling, general and administrative expenses	21,775	11,895	1,508	—	35,178
Other operating income, net	6,471	(8,034)	—	—	(1,563)
	31,881	1,529,180	1,517	—	1,562,578
Income from investment in subsidiaries	(553,726)	—	—	553,726	—
Loss from operations	(585,607)	(563,495)	(1,517)	553,726	(596,893)
Interest expense, net:
Interest expense	(89,729)	(9,143)	(695)	20,839	(78,728)
Interest and investment income	6,142	13,832	1,953	(20,839)	1,088
	(83,587)	4,689	1,258	—	(77,640)
Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	(17,349)	(1,693)	—	—	(19,042)

Loss from continuing operations before income taxes	(686,543)	(560,499)	(259)	553,726	(693,575)
Benefit from income taxes	(251,119)	—	—	—	(251,119)
Loss from continuing operations	(435,424)	(560,499)	(259)	553,726	(442,456)
Income from discontinued operations, net of tax	—	7,032	—	—	7,032
Net loss	(435,424)	(553,467)	(259)	553,726	(435,424)
Less: Net income attributable to noncontrolling interest	(65)	—	—	—	(65)
Net loss attributable to Arch Coal, Inc.	$(435,489)	$(553,467)	$(259)	$553,726	$(435,489)
Total comprehensive loss	$(438,473)	$(556,835)	$(259)	$557,094	$(438,473)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,925,922	$—	$—	$1,925,922
Costs, expenses and other					—
Cost of sales (exclusive of items shown separately below)	5,258	1,600,559	—	—	1,605,817
Depreciation, depletion and amortization	2,560	253,114	15	—	255,689
Amortization of acquired sales contracts, net	—	(18,468)	—	—	(18,468)
Change in fair value of coal derivatives and coal trading activities, net	—	(35,667)	—	—	(35,667)
Asset impairment and mine closure costs	—	525,583	—	—	525,583
Goodwill impairment	—	115,791	—	—	115,791
Selling, general and administrative expenses	40,418	21,533	4,088	—	66,039
Other operating income, net	3,360	(10,766)	(12,360)	—	(19,766)
	51,596	2,451,679	(8,257)	—	2,495,018
Income from investment in subsidiaries	(487,046)	—	—	487,046	—
Income (loss) from operations	(538,642)	(525,757)	8,257	487,046	(569,096)
Interest expense, net:
Interest expense	(171,809)	(20,468)	(1,733)	40,510	(153,500)
Interest and investment income	10,811	27,943	3,865	(40,510)	2,109
	(160,998)	7,475	2,132	—	(151,391)
Other non-operating expense
Net loss resulting from early retirement of ICG debt	(17,349)	(1,693)	—	—	(19,042)

Income (loss) from continuing operations before income taxes	(716,989)	(519,975)	10,389	487,046	(739,529)
Benefit from income taxes	(282,974)	—	—	—	(282,974)
Income (loss) from continuing operations	(434,015)	(519,975)	10,389	487,046	(456,555)
Income from discontinued operations, net of tax	—	22,540	—	—	22,540
Net Income (loss)	(434,015)	(497,435)	10,389	487,046	(434,015)
Less: Net income attributable to noncontrolling interest	(268)	—	—	—	(268)
Net Income (loss) attributable to Arch Coal, Inc.	$(434,283)	$(497,435)	$10,389	$487,046	$(434,283)
Total comprehensive income (loss)	$(429,764)	$(499,359)	$10,389	$488,970	$(429,764)

Condensed Consolidating Balance Sheets

June 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$531,805	$100,447	$11,953	$—	$644,205
Restricted cash	1,085	—	—	—	1,085
Short term investments	248,464	—	—	—	248,464
Receivables	51,720	25,508	264,005	(4,695)	336,538
Inventories	—	356,653	—	—	356,653
Other	97,171	70,748	473	—	168,392
Total current assets	930,245	553,356	276,431	(4,695)	1,755,337

Property, plant and equipment, net	26,118	7,205,048	55	—	7,231,221

Investment in subsidiaries	8,291,665	—	—	(8,291,665)	—
Intercompany receivables	(1,496,992)	1,746,169	(249,177)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	164,358	579,723	90	—	744,171
Total other assets	7,634,031	2,325,892	(249,087)	(8,966,665)	744,171
Total assets	$8,590,394	$10,084,296	$27,399	$(8,971,360)	$9,730,729

Liabilities and Stockholders’ Equity
Accounts payable	$29,870	$202,495	$68	$—	$232,433
Accrued expenses and other current liabilities	61,806	250,096	424	(4,695)	307,631
Current maturities of debt	20,790	3,052	—	—	23,842
Total current liabilities	112,466	455,643	492	(4,695)	563,906
Long-term debt	5,057,310	21,324	—	—	5,078,634
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,685	413,175	—	—	414,860
Accrued pension benefits	33,759	33,144	—	—	66,903
Accrued postretirement benefits other than pension	14,372	31,986	—	—	46,358
Accrued workers’ compensation	23,601	55,403	—	—	79,004
Deferred income taxes	565,047	—	—	—	565,047
Other noncurrent liabilities	71,240	133,612	251	—	205,103
Total liabilities	5,879,480	1,819,287	743	(679,695)	7,019,815
Stockholders’ equity	2,710,914	8,265,009	26,656	(8,291,665)	2,710,914
Total liabilities and stockholders’ equity	$8,590,394	$10,084,296	$27,399	$(8,971,360)	$9,730,729

Condensed Consolidating Balance Sheets

December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$671,313	$100,468	$12,841	$—	$784,622
Restricted cash	3,453	—	—	—	3,453
Short term investments	234,305	—	—	—	234,305
Receivables	49,281	40,452	247,171	(4,824)	332,080
Inventories	—	365,424	—	—	365,424
Other	106,786	86,877	557	—	194,220
Total current assets	1,065,138	593,221	260,569	(4,824)	1,914,104

Property, plant and equipment, net	27,476	7,309,550	72	—	7,337,098

Investment in subsidiaries	8,254,508	—	—	(8,254,508)	—
Intercompany receivables	(1,367,739)	1,600,311	(232,572)	—	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	187,171	568,314	90	—	755,575
Total other assets	7,748,940	2,168,625	(232,482)	(8,929,508)	755,575
Total assets	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Liabilities and Stockholders’ Equity
Accounts payable	$19,859	$204,370	$189	$—	$224,418
Accrued expenses and other current liabilities	65,293	259,162	124	(4,824)	319,755
Current maturities of debt	32,054	842	—	—	32,896
Total current liabilities	117,206	464,374	313	(4,824)	577,069
Long-term debt	5,061,925	23,954	—	—	5,085,879
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,646	408,059	—	—	409,705
Accrued pension benefits	33,456	34,174	—	—	67,630
Accrued postretirement benefits other than pension	13,953	31,133	—	—	45,086
Accrued workers’ compensation	25,323	56,306	—	—	81,629
Deferred income taxes	664,182	—	—	—	664,182
Other noncurrent liabilities	69,296	151,360	374	—	221,030
Total liabilities	5,986,987	1,844,360	687	(679,824)	7,152,210
Stockholders’ equity	2,854,567	8,227,036	27,472	(8,254,508)	2,854,567
Total liabilities and stockholders’ equity	$8,841,554	$10,071,396	$28,159	$(8,934,332)	$10,006,777

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(217,517)	$287,055	$(17,493)	$—	$52,045
Investing Activities
Capital expenditures	(1,511)	(167,553)	—	—	(169,064)
Minimum royalty payments	—	(10,162)	—	—	(10,162)
Proceeds from dispositions of property, plant and equipment	—	5,080	—	—	5,080
Proceeds from sales-leaseback transactions	—	34,919	—	—	34,919
Purchases of short term investments	(61,870)	—	—	—	(61,870)
Proceeds from sales of short term investments	47,097	—	—	—	47,097
Investments in and advances to affiliates	(3,012)	(5,385)	—	255	(8,142)
Change in restricted cash	2,368	—	—	—	2,368

Cash used in investing activities	(16,928)	(143,101)	—	255	(159,774)
Financing Activities
Contributions from parent	—	255	—	(255)	—
Payments on term note	(8,250)	—	—	—	(8,250)
Payments to retire debt	—	(255)	—	—	(255)
Net payments on other debt	(11,448)	—	—	—	(11,448)
Dividends paid	(12,735)	—	—	—	(12,735)
Transactions with affiliates, net	127,370	(143,975)	16,605	—	—
Cash provided by (used in) financing activities	94,937	(143,975)	16,605	(255)	(32,688)
Decrease in cash and cash equivalents	(139,508)	(21)	(888)	—	(140,417)
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622
Cash and cash equivalents, end of period	$531,805	$100,447	$11,953	$—	$644,205

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(430,689)	$482,454	$43,543	$—	$95,308
Investing Activities
Capital expenditures	(3,973)	(198,100)	—	—	(202,073)
Minimum royalty payments	—	(8,634)	—	—	(8,634)
Proceeds from dispositions of property, plant and equipment	—	1,054	21,497	—	22,551
Investments in and advances to affiliates	(3,683)	(6,992)	—	1,383	(9,292)
Change in restricted cash	4,582	—	—	—	4,582
Cash provided by (used in) investing activities	(3,074)	(212,672)	21,497	1,383	(192,866)

Financing Activities
Contributions from parent	—	1,383	—	(1,383)	—
Proceeds from issuance of term loan	1,386,000	—	—	—	1,386,000
Payments to retire debt	—	(452,654)	—	—	(452,654)
Net decrease in borrowings under lines of credit	(375,000)	—	(16,300)	—	(391,300)
Net payments from other debt	(11,164)	—	—	—	(11,164)
Debt financing costs	(34,335)	—	(46)	—	(34,381)
Dividends paid	(29,696)	—	—	—	(29,696)
Proceeds from exercise of options under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(173,017)	211,684	(38,667)	—	—
Cash provided by (used in) financing activities	767,919	(239,587)	(55,013)	(1,383)	471,936

Increase in cash and cash equivalents	334,156	30,195	10,027	—	374,378
Cash and cash equivalents, beginning of period	66,542	70,258	1,349	—	138,149
Cash and cash equivalents, end of period	$400,698	$100,453	$11,376	$—	$512,527

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The weakness in global coal markets continued in the second quarter of 2013, impacting our results for the period in both sales volumes and pricing. International thermal markets are not showing signs of near-term improvement and we expect thermal coal exports to level off during the remainder of 2013.  We expect industry-wide coal exports to be less than 2012 levels, but still high by historical standards. We exported 5.5 million tons in the first half of 2013, compared to approximately 7 million tons in the first half of 2012, with metallurgical coal exports increasing and thermal coal exports decreasing.

While metallurgical coal demand remains relatively stable, driven by solid utilization rates at U.S. steel mills, metallurgical markets remain oversupplied, and prices remained lower than in the first half of 2012.  At the same time, trends relating to the domestic thermal coal markets are improving.  Coal consumption by electric generation facilities grew more than 10% through May of 2013 compared with the same period last year.  Higher natural gas prices and cool spring weather have  contributed to the stronger coal consumption trends.   These trends are correcting the significant U.S. coal stockpile overhang that was built during 2012.  However, we expect the weakness in Appalachian thermal coal demand to continue unless natural gas prices rise further, and we currently project that production in that region will fall further in 2013.

During the current market downturn, management has continued to focus on capital spending reductions, cost containment and efficiency efforts and working capital and liquidity management to improve cash flows and prepare the company to capitalize on opportunities when coal markets recover.  As part of a strategy to divest non-core thermal coal assets, we have entered into a definitive agreement to sell Canyon Fuel Company, LLC (“Canyon Fuel”), a wholly-owned subsidiary, to Bowie Resources, LLC for $435 million.  Canyon Fuel operates the Sufco and Skyline longwall mining complexes and the Dugout Canyon continuous miner operation in Utah.   The transaction is expected to close during the third quarter of 2013.  See Note 3, “Discontinued Operations”, to the condensed consolidated financial statements for further information.

Operational performance

The following table shows results by operating segment for the three and six months ended June 30, 2013 and compares it with the information for the three and six months ended June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Powder River Basin
Tons sold (in thousands)	27,131	21,833	53,743	49,048
Coal sales realization per ton sold(1)	$12.56	$13.65	$12.62	$13.77
Cost per ton sold	$12.02	$12.71	$12.13	$12.72
Operating margin per ton sold(2)	$0.54	$0.94	$0.49	$1.05
Adjusted EBITDA(3) (in thousands)	$58,004	$61,973	$114,784	$136,167
Appalachia
Tons sold (in thousands)	4,042	5,202	7,429	9,867
Coal sales realization per ton sold(1)	$74.18	$85.45	$74.45	$86.98
Cost per ton sold	$78.86	$80.92	$80.64	$83.45
Operating margin (loss) per ton sold(2)	$(4.68)	$4.53	$(6.19)	$3.53
Adjusted EBITDA(3) (in thousands)	$47,956	$128,058	$73,658	$208,500
Western Bituminous (includes Canyon Fuel)
Tons sold (in thousands)	3,180	3,985	6,687	7,246
Coal sales realization per ton sold(1)	$35.88	$33.35	$35.70	$34.90
Cost per ton sold	$30.25	$28.88	$29.64	28.04
Operating margin per ton sold(2)	$5.63	$4.47	$6.06	$6.86
Adjusted EBITDA(3) (in thousands)	$34,409	$36,564	$76,719	$87,367

(1)           These per-ton measurements reflect classification adjustments to numbers reported under U.S. GAAP to reflect the results we achieved within our operating segments.  Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

(2)           Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales, depreciation, depletion and amortization and sales contract amortization divided by tons sold.

(3)           Adjusted EBITDA is defined as net income or loss attributable to the segment before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. Segment Adjusted EBITDA is reconciled to net loss at the end of this “Results of Operations” section.

Powder River Basin — Segment Adjusted EBITDA decreased in the second quarter and first half of 2013 when compared to the second quarter and first half of 2012, due to continued weak coal market conditions, which resulted in lower per-ton realizations on market-based tons.  The increase in coal consumption by electric generation facilities during the second quarter contributed to an increase in sales volumes (24% in the second quarter and 10% in the first half of 2013 compared to the respective periods in 2012).  In the second quarter of 2012, we curtailed production in response to weaker conditions in the market for Powder River Basin coal, the result of decade-low natural gas prices.  Per-ton costs decreased  5% in both the quarter and year -to-date periods due to cost control efforts and the increase in sales volumes, as well as a decrease in production taxes and royalties that fluctuate with selling prices ($0.10/ton and $0.22/ton in the second quarter and first half of 2013, respectively, when compared with 2012).  Higher natural gas prices contributed to an increase in the cost of explosives in the second quarter of 2013 when compared with the second quarter of 2012, partially offsetting this decrease in costs.

Appalachia — Segment Adjusted EBITDA decreased significantly in the second quarter and first half of 2013 when compared to 2012, due to the weak coal market conditions, resulting in lower thermal coal sales volumes and also lower average coal pricing, particularly on metallurgical coal shipments.   We sold 2.1 million tons of metallurgical-quality coal in the second quarter of 2013 compared to 1.9 million tons in the second quarter of 2012.  We sold 3.8 million tons of metallurgical-quality coal in the first half of 2013 compared to 3.5 million tons in the first half of 2012.   Per-ton costs have decreased  despite the significant decrease in sales volumes due to the impact of idling higher-cost thermal coal mining operations in 2012 and our cost containment and efficiency efforts. The average cost of sales per ton of operations we idled in 2012 was approximately $95 per ton in the second quarter of 2012 and $100 per ton in the first half of 2012.

Western Bituminous — The amounts in the above table include the results of Canyon Fuel.  Segment Adjusted EBITDA decreased from 2012 due to lower sales volumes, which resulted in an increase in per-ton costs.   Per ton costs for the first half of the year also increased due to an increase in scheduled maintenance costs.

Reconciliation to amounts reported in statement of operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Impact of Canyon Fuel results included in per ton amounts but segregated and included in discontinued operations in statement of operations
Western Bituminous per-ton realizations	$3.83	$3.92	$5.41	$4.28
Western Bituminous per-ton cost of sales	$5.62	$4.95	$4.38	$2.50
Transportation costs netted against per-ton realizations to reflect netback price to the region
Powder River Basin	$0.46	$1.12	$0.69	$1.00
Appalachia	$7.57	$10.83	$7.95	$10.95
Western Bituminous	$5.28	$17.77	$8.12	$12.57
API-2 risk management position settlements included in per-ton realizations not classified as coal sales revenues in statement of operations
Appalachia	$0.66	$0.86	$0.72	$0.67
Western Bituminous	$1.23	$1.05	$1.56	$0.71
Diesel risk management position settlements not classified as cost of coal sales in statement of operations
Powder River Basin	$0.10	$0.08	$0.12	$0.04
Appalachia	$0.22	$0.07	$0.26	$0.04

Results of Operations

The results of operations presented below reflect amounts in our condensed consolidated statements of operations.  These exclude the results of Canyon Fuel, as those are presented as one line item, net of tax, in the condensed consolidated statements of operations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Summary.  Our results during the second quarter of 2013, when compared to the second quarter of 2012, were impacted by weaker market conditions.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary acquired with ICG.

Coal Sales.  The following table summarizes information about our coal sales during the three months ended June 30, 2013 and compares it with the information for the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Coal sales	$761,605	$950,367	$(188,762)
Tons sold	32,953	29,387	3,566

Coal sales decreased 21% in the second quarter of 2013 from the second quarter of 2012 due to lower realized prices. Lower average realizations per ton sold, due to the weak coal markets and a lower percentage of higher-priced thermal coal sales out of Appalachia, resulted in a decrease in revenues of approximately $122 million.   The increase in sales volumes in our Powder River Basin segment (an increase of $78 million) was offset by the impact of lower volumes from the Appalachia and Western Bituminous segments that were the result of weak regional and international thermal coal markets (a decrease of $152 million).

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2013 and compares it with the information for the three months ended June 30, 2012:

	Three Months Ended June 30,		(Increase) Decrease in
	2013	2012	Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$656,198	$799,558	$143,360
Depreciation, depletion and amortization	111,085	124,536	13,451
Amortization of acquired sales contracts, net	(2,209)	(4,451)	(2,242)
Change in fair value of coal derivatives and coal trading activities, net	(9,008)	(32,054)	(23,046)
Asset impairment and mine closure costs	20,482	525,583	505,101
Goodwill impairment	—	115,791	115,791
Selling, general and administrative expenses	34,302	35,178	876
Other operating income, net	(8,239)	(1,563)	6,676
Total costs, expenses and other	$802,611	$1,562,578	$759,967

Cost of coal sales.  Our cost of sales decreased in the second quarter of 2013 from the second quarter of 2012 primarily due to lower per-ton average production costs ($146 million).   In addition, transportation costs decreased $77 million in the second quarter of 2013 from the second quarter of 2012 due to a decrease in export shipments.  Partially offsetting these cost decreases was the increase in sales volumes, which resulted in an increase of $80 million in cost of sales.  These factors are discussed in detail in the “Operational performance” section.

Depreciation, depletion and amortization.  When compared with the second quarter of 2012, depreciation, depletion and amortization costs decreased in 2013 due to the decreases in production in the higher-cost Appalachia and Western Bituminous segments for the respective periods, including the impact of mine closures in 2012.

Change in fair value of coal derivatives and coal trading activities, net.  The gains reflected in 2013 and 2012 relate primarily to positions in the API-2 market, the derivatives market for coal delivered into Europe.  We entered into these positions to manage price risk on physical export sales into Europe.  As these positions are not accounted for as hedges, changes in the positions’ fair value prior to settlement is recognized in the condensed consolidated statement of operations.   When the positions settle, the realized gains and losses are reclassified to “other operating income, net”.  The decrease in the gains in the  second quarter of 2013 from the second quarter of 2012 is the result of a decrease in positions outstanding and a decrease in the prices in the API-2 market.

Asset impairment and mine closure costs.  In the second quarter of 2012, we closed or idled eight higher-cost thermal coal operations in Appalachia, along with other production curtailments,  in response to market conditions.  As a result, we recognized impairment charges to write down property, plant, and equipment, and incurred other costs, primary labor and contract termination, related to the closures.  In the second quarter of 2013, we impaired an investment in a clean coal power plant project and a related receivable balance.

Goodwill Impairment. We recorded a complete write down of our goodwill related to our Black Thunder mining complex during the second quarter of 2012 due to expectations of lower thermal coal demand and its impact on near-term sales volumes and pricing.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased slightly when compared with the second quarter of 2012, as increases in employee incentive costs of  $2.3 million and legal costs of $0.7 million were offset by a decrease in severance costs of $1.4 million, and a decrease in other spending of $2.4 million.

Other operating income, net.   When compared with the second quarter of 2012, other operating income, net increased for the second quarter of 2013,  primarily the result of a decrease  of $9.5 million, to $5.2 million in unrealized losses on our diesel purchase and fuel surcharge risk management programs,  gains of $2.2 million recognized in the second quarter of 2013 on the sale of surplus equipment, and a decrease in land management costs of $1.9 million.  These were partially offset by a decrease in commercial income of $5.2 million.

Net interest expense.  The following table summarizes our net interest expense for the three months ended June 30, 2013 and compares it with the information for the three months ended June 30, 2012:

	Three Months Ended June 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(In thousands)
Interest expense	$(94,756)	$(78,728)	$(16,028)
Interest and investment income	1,216	1,088	128
	$(93,540)	$(77,640)	$(15,900)

The increase in interest expense is due to an increase in our average outstanding debt in the second quarter of  2013 when compared with the second quarter of 2012, primarily as a result of financing transactions completed during 2012.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.  The decrease in the income tax benefit is primarily the result of the decrease in our reported losses for the second quarter of 2013 when compared to the second quarter of 2012.

	Three Months Ended June 30,		Increase
	2013	2012	in Net Loss
	(In thousands)
Benefit from income taxes	(49,468)	(251,119)	(201,651)

Income from discontinued operations, net of tax.  As a result of the pending sale, the results of Canyon Fuel, net of the income tax impact, are segregated from from continuing operations.  See Note 3, “Discontinued Operations”, to the condensed consolidated financial statements for further information.

	Three Months Ended June 30,		Decrease
	2013	2012	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	8,145	7,032	1,113

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Summary.  Our results during the first half of 2013 when compared to the first half of 2012 were impacted by weaker market conditions.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary.

The following table compares information about coal sales during the six months ended June 30, 2013 with the information for the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Coal sales	$1,498,090	$1,908,094	$(410,004)
Tons sold	64,878	63,133	1,745

Coal sales decreased approximately 21% in the first half of 2013 from the first half of 2012, due to lower realized prices.   Lower average realizations per ton sold, the result of the weak coal markets and a lower percentage of higher-priced thermal coal sales out of Appalachia, resulted in a decrease in revenues of approximately $212 million. The increase in sales volumes in our Powder River Basin segment (an increase of $69 million) was offset by the impact of lower volumes from the Appalachia and Western Bituminous segments that were the result of weak regional and international thermal coal markets (a decrease of $276 million).

Costs, expenses and other.  The following table compares costs, expenses and other components of operating income for the six months ended June 30, 2013 with the information for the six months ended June 30, 2012:

	Six Months Ended June 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(Amounts in thousands, except percentages)
Cost of sales (exclusive of items shown separately below)	$1,305,941	$1,605,817	$299,876
Depreciation, depletion and amortization	221,278	255,689	34,411
Amortization of acquired sales contracts, net	(5,019)	(18,468)	(13,449)
Change in fair value of coal derivatives and coal trading activities, net	(7,700)	(35,667)	(27,967)
Asset impairment and mine closure costs	20,482	525,583	505,101
Goodwill impairment	—	115,791	115,791
Selling, general and administrative expenses	67,511	66,039	$(1,472)
Other operating income, net	(11,081)	(19,766)	$(8,685)
Total costs, expenses and other	$1,591,412	$2,495,018	$903,606

Cost of sales.   Our cost of sales decreased in the first half of 2013 from the first half of 2012 primarily due to lower  average per-ton production costs ($248 million).   In addition, transportation costs decreased $89 million in the first half of 2013 from the first half of 2012 due to a decrease in export shipments.    Partially offsetting these cost decreases was the increase in sales volumes, which resulted in an increase of $38 million in cost of sales.  These factors are discussed in detail in the “Operational performance” section.

Depreciation, depletion and amortization.  When compared with the first half of 2012, depreciation, depletion and amortization costs decreased in the first half of 2013 due to the decreases in production for the respective periods, including the impact of mine closures in 2012.

Change in fair value of coal derivatives and coal trading activities, net.  The gains reflected in 2013 and 2012 relate primarily to positions in the API-2 market, the derivatives market for coal delivered into Europe.  We entered into these positions to manage price risk on physical export sales into Europe.  As these positions are not accounted for as hedges, changes in the positions’ fair value prior to settlement is recognized in the condensed consolidated statement of operations.   When the positions settle, the realized gains and losses are reclassified to “other operating income, net”.    The decrease in the gains in the first half of 2013 from the first half of 2012  is the result of a decrease in positions outstanding and a decrease in the prices in the API-2 market.

Mine closure and asset impairment costs and goodwill impairment.  See discussion in the results of the second quarter of 2013.

Selling, general and administrative expenses.  Selling, general and administrative expenses in the first half of 2013 increased slightly when compared with the first half of 2012 primarily as a decrease in spending was offset by an increase in bonus plan adjustment costs, legal costs ($1.2 million), and costs related to the deferred compensation plan ($0.7 million), which is impacted investment performance and our stock price.  Cost reductions were achieved primarily through a decrease in severance costs of $1.6 million and a decrease in industry group dues and fees of $2.8 million. In the first half of 2012, we reflected a reduction in bonus plan expense of $3.8 million relating to ICG employees (nearly all of which was offset by an increase in the accrual in cost of sales), which caused our expense to be lower in 2012.

Other operating income, net.  When compared with the first half of 2012, the decrease in other operating income, net for the first half of 2013 was primarily the result of liquidated damages we incurred under throughput commitments of $10.2 million and a decrease in gains on asset sales from $9.7 million in 2012 to $2.7 million in 2013.  These were partially offset by gains on settlements on coal derivatives of $15.8 million in the first half of 2013, an increase of $4.0 million from the first half of 2012,  and a decrease of $9.6 million to $10.1 million in unrealized losses of relating to our diesel purchase and fuel surcharge risk management programs.

Net interest expense.  The following table summarizes our net interest expense for the six months ended June 30, 2013 and compares it with the information for the six months ended June 30, 2012:

	Six Months Ended June 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(In thousands)
Interest expense	$(189,830)	$(153,500)	$(36,330)
Interest and investment income	4,052	2,109	1,943
	$(185,778)	$(151,391)	$(34,387)

The increase in interest expense is due to an increase in our outstanding debt in the first half of  2013 when compared with the first half of 2012, primarily as a result of financing transactions completed during 2012, which resulted in a net increase in debt outstanding of over $1 billion.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.  The decrease in the income tax benefit is primarily the result of the decrease in our reported losses for the first half of 2013 when compared to the first half of 2012.

	Six Months Ended June 30,		Increase
	2013	2012	in Net Loss
	(In thousands)
Benefit from income taxes	(108,821)	(282,974)	(174,153)

Income from discontinued operations, net of tax.  As a result of the pending sale, the results of Canyon Fuel, net of the income tax impact, are segregated from continuing operations.  See Note 3, “Discontinued Operations”, to the condensed consolidated financial statements for further information.

	Six Months Ended June 30,		Increase
	2013	2012	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	22,412	22,540	(128)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
	(In thousands)
Reported Segment Adjusted EBITDA	$140,369	$226,595	$265,161	$432,034
Corporate and other(1)	(29,820)	(45,674)	(70,982)	(71,286)
Adjusted EBITDA	110,549	180,921	194,179	360,748
Income tax benefit	49,468	251,119	108,821	282,974
Interest expense, net	(93,540)	(77,640)	(185,778)	(151,391)
Depreciation, depletion and amortization	(111,085)	(124,536)	(221,278)	(255,689)
Amortization of acquired sales contracts, net	2,209	4,451	5,019	18,468
Asset impairment and mine closure costs	(20,482)	(525,583)	(20,482)	(525,583)
Goodwill impairment	—	(115,791)	—	(115,791)
Other nonoperating expenses	—	(19,042)	—	(19,042)
Interest, depreciation, depletion and amortization classified as discontinued operations	(9,325)	(9,388)	(22,736)	(28,977)
Net loss attributable to Arch Coal	$(72,206)	$(435,489)	$(142,255)	$(434,283)

(1)           Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, borrowings under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions or refinancing activity. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, cash on hand or borrowings under our lines of credit. Such plans are subject to change based on our cash needs. Availability under our sources of liquidity, including cash and short-term investments totaled $1.2 billion at June 30, 2013.

There were no borrowings under lines of credit during the three and six months ended June 30, 2013.  Our average borrowing level under lines of credit was approximately $290.9 million for the three months ended June 30, 2012, and approximately $391.5 million for the six months ended June 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and  2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$52,045	$95,308
Investing activities	(159,774)	(192,866)
Financing activities	(32,688)	471,936

Cash provided by operating activities decreased in the first half of 2013 compared to the first half of 2012, driven by the decrease in our profitability resulting from weak coal market conditions.

Cash used in investing activities decreased in the first half of 2013 compared to the first half of 2012. Capital expenditures decreased approximately $33.0 million during the six months ended June 30, 2013 when compared with the six months ended June 30, 2012 due to cash conservation efforts. We spent approximately $85 million during the six months ended June 30, 2013 on the development of the Leer mine and made a $60.0 million payment on the South Hilight lease.  Proceeds from dispositions of property, plant and equipment decreased by $17.5 million, for the same periods, offset by proceeds of $34.9 million from the sale and leaseback of longwall shields at the Leer mine.  In 2013, we purchased short term investments of $61.9 million and received proceeds from the sales of short term investments of $47.1 million.

Cash used in financing activities was approximately $32.7 million in the first half of 2013, compared to cash provided by financing activities of approximately $471.9 million in the first half of 2012.  There were no borrowings under lines of credit during the six months ended June 30, 2013.  In 2012, the proceeds from the $1.4 billion term loan in conjunction with the refinancing of our revolving credit facility were used, in part, to retire the remaining outstanding senior secured notes due in 2013 and the outstanding borrowings under our lines of credit.  The decrease in the dividend rate in the second quarter of 2012 from $0.11 to $0.03 reduced dividends paid from $29.7 million to $12.7 million during the first half of 2013 compared to the first half of 2012.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	N/A	(2)

(1)           Earnings (losses) consist of income (loss) from continuing operations before income taxes and are adjusted to include only distributed income from affiliates accounted for on the equity method and fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred on indebtedness, the portion of operating lease rentals deemed representative of the interest factor and the amortization of debt expense.

(2) Total losses for the ratio calculation were $80 million and total fixed charges were $203 million for the six months ended June 30, 2013.  Total losses for ratio calculation were $562 million and total fixed charges were $185 million for the six months ended June 30, 2012

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to the fluctuations in the market pricing. We expect to sell a total of approximately 8 million tons of metallurgical coal in 2013.

Our commitments for 2013 and 2014 are as follows:

	2013		2014
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	105.8	$12.91	71.3	$13.53
Committed, Unpriced	6.2		15.6
Western Bituminous (includes Canyon Fuel)
Committed, Priced	13.5	$36.91	8.3	$40.69
Committed, Unpriced	1.1		0.2
Appalachia
Committed, Priced Thermal	7.1	$62.75	2.7	$55.68
Committed, Unpriced Thermal	0.2		0.3
Committed, Priced Metallurgical	6.6	$90.60	0.2	$78.89
Committed, Unpriced Metallurgical	0.4		0.7
Illinois Basin
Committed, Priced	2.1	$42.50	1.7	$42.33

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2013. The estimated future realization of the value of the trading portfolio is $0.4 million of gains in the remainder of 2013 and $5.9 million of gains in 2014.

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

During the six months ended June 30, 2013, VaR for our coal trading positions that are recorded at fair value through earnings ranged from  $33.0 thousand to $0.7 million. The linear mean of each daily VaR was $0.3 million. The final VaR at June 30, 2013 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the six months ended June 30,  2013 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.6 million to $1.9 million. The linear mean of each daily VaR was $1.2 million. The final VaR at June 30, 2013 was $1.1 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2013. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At June 30, 2013, we had protected the price of approximately 94% of our expected purchases for the remainder of 2013 and 73% of our 2014 purchases. At June 30, 2013, we had purchased heating oil call options for approximately 74 million gallons for the purpose of managing the price risk associated with future diesel purchases. We also purchase heating oil call options manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices.  At June 30, 2013, we held purchased call options for approximately 4 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.  These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2013, of our $5.1 billion principal amount of debt outstanding, approximately $1.6 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at June 30, 2013, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviewed the “Recommended Determination” issued by the EPA Region 3.  By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion.  On January 13, 2011, the EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit.  The court was notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to the EPA’s “Final Determination” then pending in federal court in Washington, DC.  In a Memorandum and Opinion and separate Order, each dated March 23, 2012, the federal court granted Mingo Logan’s motion for summary judgment, vacated EPA’s Final Determination and found valid and in full force Mingo Logan’s Section 404 permit.  As described more fully below, EPA appealed that order to the United States Court of Appeals for the DC circuit and by Opinion of the Court dated April 23, 2013, the court reversed the lower court’s order and remanded the matter to the district court for further proceedings.

On April 5, 2012, Mingo Logan moved to lift the stay referenced above.On June 5, 2012, the Court entered an order lifting the stay and allowing the case to proceed on Mingo Logan’s Motion for Summary Judgment.  Shortly thereafter, OVEC filed a motion for leave to file a seventh amended and supplemental complaint seeking to update existing counts and raising two new claims (one, to enforce EPA’s “Final Determination” and, the other, that the Corps’ refusal to prepare a Supplemental Environmental Impact Statement violates the APA and NEPA).  By Memorandum, Opinion and Order dated July 25, 2012, the Court granted OVEC’s motion and directed the Clerk to file OVEC’s Seventh Amended and Supplemental Complaint.  Mingo Logan filed its Motion for Summary Judgment on August 31, 2012, along with its Answer to the Seventh Amended and Supplemental Complaint and the matter remains pending before the Court.

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

On May 11, 2012, EPA filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit.  The court heard oral arguments on March 14, 2013.  By opinion of the court filed on April 23, 2013, the court reversed the district court on the threshold issue and remanded the matter to the district court to address the merits of our APA challenge to the Final Determination.  On June 6, 2013, Mingo Logan filed a Petition for Rehearing En Banc and by Order filed July 25, 2013, the court denied the petition.  Mingo Logan intends to seek further review of this case and will file a petition for writ of certiorari in the Supreme Court of the United States.

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

At the trial, Allegheny presented its evidence for breach of contract and claimed that it is entitled to past and future damages in the aggregate of between $228 million and $377 million.  Wolf Run and Hunter Ridge presented their defense of the claims, including evidence with respect to the existence of force majeure conditions and excuse under the contract and applicable law.  Wolf Run and Hunter Ridge presented evidence that Allegheny’s damages calculations were significantly inflated because it did not seek to determine damages as of the time of the breach and in some instances artificially assumed future nondelivery or did not take into account the apparent requirement to supply coal in the future.  On May 2, 2011, the trial court entered a Memorandum and Verdict determining that Wolf Run had breached the coal supply contract and that the performance shortfall was not excused by force majeure.  The trial court awarded total damages and interest in the amount of $104.1 million, which consisted of $13.8 million for past damages, and  $90.3 million for future damages.  ICG and Allegheny filed post-verdict motions in the trial court and on August 23, 2011, the court denied the parties’ motions.  The court entered a final judgment on August 25, 2011, in the amount of $104.1 million, which included pre-judgment interest.

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.   The future damage award is now back before the lower court, but no hearing dates have been set at this time.

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

On September 28, 2012, the court entered a Memorandum Opinion and Order granting Hazard summary judgment on both Clean Water Act (“CWA”) and Surface Mining Control and Reclamation Act (“SMCRA”) claims finding that the CWA permit “shield” applies and that the SMCRA cannot be used to circumvent the CWA permit shield with respect to “point source” discharges.  The court denied summary judgment to the extent the facts showed there were “non-point source” discharges from areas disturbed by surface mining activities.  On October 4, 2012, the Sierra Club filed a Motion to Clarify Claims and Request Final Judgment Order notifying the court that all of its claims in the matter involved discharges from discrete “point sources” and that there remain no issues of law or fact that require court resolution.  The court entered a final judgment on January 11, 2013.  On January 22, 2013, the Sierra Club filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.  The matter has been fully briefed and the parties are awaiting further instructions from the court related to oral argument and disposition.

Patriot Coal Corporation Bankruptcy

On December 31, 2005, we entered into a purchase and sale agreement with Magnum Coal Company (“Magnum”) to sell certain assets to Magnum.  On July 23, 2008, Patriot Coal Corporation acquired Magnum.  On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum (collectively, “Patriot”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

On September 20, 2012, Patriot filed a motion with the U.S. Bankruptcy Court for the Southern District of New York to reject a master coal sales agreement entered into on December 31, 2005 between us and Magnum, which was established in order to meet obligations under a coal sales agreement with a customer who did not consent to the assignment of their contract to Magnum.  On December 18, 2012, the court accepted Patriot’s motion to reject the master coal sales agreement.  As a result of the court’s decision, Arch accrued $58.3 million, representing the discounted value of the remaining monthly buyout amounts under the underlying coal sales agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2013, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2013. Based on the closing price of our common stock as reported on the New York Stock Exchange on July 31, 2013, the approximate dollar value of our common stock that may yet be purchased under this program was $43 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of Arch Flint Ridge, LLC
3.2	Limited Liability Company Agreement of Arch Flint Ridge, LLC
4.1	Ninth Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
4.2	Seventh Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee
4.3	Fifth Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee
4.4	First Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-Q for the period ended June 30, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer
(On behalf of the registrant and as Principal
Financial Officer)

August 8, 2013