Form 10-Q
period 2013-09-30
ARCH COAL INC
filed 2013-11-12
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

At November 4, 2013 there were 212,279,999 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.         Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$791,269	$975,170	$2,294,971	$2,901,092
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	688,712	808,489	1,994,653	2,414,306
Depreciation, depletion and amortization	106,323	118,942	327,601	374,631
Amortization of acquired sales contracts, net	(2,568)	(4,093)	(7,587)	(22,561)
Change in fair value of coal derivatives and coal trading activities, net	9,753	5,840	2,053	(29,827)
Asset impairment and mine closure costs	200,397	(2,144)	220,879	523,439
Goodwill impairment	—	—	—	115,791
Legal contingencies	—	(79,532)	—	(79,532)
Selling, general and administrative expenses	28,800	33,266	96,311	99,305
Other operating income, net	(5,395)	(24,840)	(16,476)	(44,606)
	1,026,022	855,928	2,617,434	3,350,946
Income (loss) from operations	(234,753)	119,242	(322,463)	(449,854)
Interest expense, net
Interest expense	(95,624)	(75,710)	(285,454)	(229,210)
Interest and investment income	697	1,459	4,749	3,568
	(94,927)	(74,251)	(280,705)	(225,642)
Other nonoperating expense
Net loss resulting from early retirement and refinancing of debt	—	—	—	(19,042)

Income (loss) from continuing operations before income taxes	(329,680)	44,991	(603,168)	(694,538)
Provision for (benefit from) income taxes	(121,913)	20,318	(230,734)	(262,656)
Income (loss) from continuing operations	(207,767)	24,673	(372,434)	(431,882)
Income from discontinued operations, including gain on sale - net of tax	79,404	21,078	101,816	43,618
Net income (loss)	(128,363)	45,751	(270,618)	(388,264)
Less: Net income attributable to noncontrolling interest	—	—	—	(268)
Net income (loss) attributable to Arch Coal, Inc.	$(128,363)	$45,751	$(270,618)	$(388,532)

Earnings (loss) per common share
Income (loss) from continuing operations
Basic earnings (loss) per common share	$(0.98)	$0.12	$(1.76)	$(2.04)
Diluted earnings (loss) per common share	$(0.98)	$0.12	$(1.76)	$(2.04)

Net income (loss) attributable to Arch Coal, Inc.
Basic earnings (loss) per common share	$(0.61)	$0.22	$(1.28)	$(1.83)
Diluted earnings (loss) per common share	$(0.61)	$0.22	$(1.28)	$(1.83)

Weighted average shares outstanding
Basic	212,111	212,053	212,085	211,931
Diluted	212,111	212,076	212,085	211,931

Dividends declared per common share	$0.03	$0.03	$0.09	$0.17

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss)	$(128,363)	$45,751	$(270,618)	$(388,264)

Derivative instruments
Comprehensive income (loss) before tax	1,346	(439)	(224)	10,586
Income tax benefit (provision)	(486)	157	82	(3,810)
	860	(282)	(142)	6,776
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	1,277	(989)	4,981	(5,957)
Income tax benefit (provision)	(458)	374	(1,791)	2,162
	819	(615)	3,190	(3,795)

Available-for-sale securities
Comprehensive income (loss) before tax	1,136	(869)	7,648	(377)
Income tax benefit (provision)	(448)	314	(2,795)	137
	688	(555)	4,853	(240)
Total other comprehensive income (loss)	2,367	(1,452)	7,901	2,741
Total comprehensive income (loss)	$(125,996)	$44,299	$(262,717)	$(385,523)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,133,128	$784,622
Restricted cash	—	3,453
Short term investments	248,724	234,305
Trade accounts receivable	190,723	247,539
Other receivables	24,116	84,541
Inventories	287,409	365,424
Prepaid royalties	8,350	11,416
Deferred income taxes	67,381	67,360
Coal derivative assets	22,836	22,975
Other current assets	46,972	92,469
Total current assets	2,029,639	1,914,104
Property, plant and equipment, net	6,778,225	7,337,098
Other assets
Prepaid royalties	85,001	87,773
Goodwill	265,423	265,423
Equity investments	223,554	242,215
Other noncurrent assets	149,613	160,164
Total other assets	723,591	755,575
Total assets	$9,531,455	$10,006,777
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$207,273	$224,418
Coal derivative liabilities	421	1,737
Accrued expenses and other current liabilities	349,033	318,018
Current maturities of debt	23,050	32,896
Total current liabilities	579,777	577,069
Long-term debt	5,074,384	5,085,879
Asset retirement obligations	411,121	409,705
Accrued pension benefits	68,539	67,630
Accrued postretirement benefits other than pension	44,279	45,086
Accrued workers’ compensation	82,014	81,629
Deferred income taxes	484,130	664,182
Other noncurrent liabilities	205,557	221,030
Total liabilities	6,949,801	7,152,210
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,792 and 213,759 shares at September 30, 2013 and December 31, 2012	2,141	2,141
Paid-in capital	3,035,732	3,026,823
Treasury stock, at cost	(53,848)	(53,848)
Accumulated deficit	(393,765)	(104,042)
Accumulated other comprehensive loss	(8,606)	(16,507)
Total stockholders’ equity	2,581,654	2,854,567
Total liabilities and stockholders’ equity	$9,531,455	$10,006,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net loss	$(270,618)	$(388,264)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	348,863	399,672
Amortization of acquired sales contracts, net	(7,587)	(22,561)
Amortization relating to financing activities	18,525	14,345
Prepaid royalties expensed	11,973	19,802
Employee stock-based compensation expense	8,909	9,435
Asset impairment and noncash mine closure costs	220,879	501,942
Amortization of premiums on debt securities held	3,679	—
Gain on sale of Canyon Fuel	(115,679)	—
Goodwill impairment	—	115,791
Net loss resulting from early retirement of debt and financing activities	—	19,042
Changes in:
Receivables	72,436	102,252
Inventories	21,387	(16,635)
Coal derivative assets and liabilities	(1,568)	(29,523)
Accounts payable, accrued expenses and other current liabilities	19,287	(51,968)
Income taxes, net	787	22,048
Deferred income taxes	(184,418)	(255,530)
Other	39,737	(83,453)
Cash provided by operating activities	186,592	356,395
Investing activities
Capital expenditures	(223,168)	(303,968)
Minimum royalty payments	(10,901)	(9,192)
Proceeds from dispositions of property, plant and equipment	8,799	22,624
Proceeds from sale-leaseback transactions	34,919	—
Proceeds from sale of Canyon Fuel	422,663	—
Purchases of short term investments	(85,418)	(99,628)
Proceeds from sales of short term investments	67,255	—
Investments in and advances to affiliates	(11,124)	(12,685)
Purchase of noncontrolling interest	—	(17,500)
Change in restricted cash	3,453	6,872
Cash provided by (used in) investing activities	206,478	(413,477)
Financing activities
Proceeds from issuance of term loan	—	1,386,000
Payments on term loan	(12,375)	(3,500)
Payments to retire debt	(384)	(452,806)
Net decrease in borrowings under lines of credit	—	(381,300)
Net payments on other debt	(12,700)	(13,078)
Debt financing costs	—	(34,686)
Dividends paid	(19,105)	(36,072)
Proceeds from exercise of options under incentive plans	—	5,131
Cash provided by (used in) financing activities	(44,564)	469,689
Increase in cash and cash equivalents	348,506	412,607
Cash and cash equivalents, beginning of period	784,622	138,149
Cash and cash equivalents, end of period	$1,133,128	$550,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Kentucky, Maryland, Virginia, Illinois, Wyoming and Colorado. In addition, the Company is developing a metallurgical coal mine in West Virginia.  All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The Company completed the sale of a subsidiary comprised of three mining complexes in the Western Bituminous reportable segment (“WBIT”) on August 16, 2013.  The results of these mining complexes have been segregated from continuing operations and are reflected, net of tax, as discontinued operations in the condensed consolidated statements of operations for all periods presented.  See further discussion in Note 3, “Discontinued Operations”.

In response to decreasing demand for thermal coal in Appalachia, the Company closed four mining complexes, temporarily idled a fifth complex, and curtailed production at other mines in the region in the second quarter of 2012. The operations continued to ship from inventory into the third quarter of 2012. The results for the closed and idled complexes are reflected in continuing operations in the condensed consolidating statements of operations for the three and nine month periods ended September 30, 2012.  See further discussion in Note 5, “Impairment Charges”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3. Discontinued Operations

As part of a strategy to divest its non-core thermal coal assets, the Company entered into a definitive agreement on June 27, 2013 to sell Canyon Fuel Company, LLC (Canyon Fuel), to Bowie Resources, LLC.  Canyon Fuel operated two longwall mining complexes and a continuous miner operation in Utah.  The sale was completed on August 16, 2013, for $422.7 million in cash, including adjustments to initial working capital estimates. The purchase price is subject to final working capital adjustments, which we do not expect to have a significant impact on our results of operations or liquidity.

The following table summarizes the results of discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Total Revenues	$45,763	$112,448	$219,002	$289,715
Income from discontinued operations before income taxes	$3,429	$16,718	$32,166	$50,911
Gain on sale	115,679	—	115,679	—
Income tax expense (benefit)	39,704	(4,360)	46,029	7,293
Income from discontinued operations, including gain on sale - net of tax	$79,404	$21,078	$101,816	$43,618
Basic earnings per common share from discontinued operations	$0.37	$0.10	$0.48	$0.21
Diluted earnings per common share from discontinued operations	$0.37	$0.10	$0.48	$0.21

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

The following items are included in accumulated other comprehensive loss:

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Loss
	(In thousands)
Balance at December 31, 2012	$2,244	$(18,286)	$(465)	$(16,507)
Unrealized gains	1,197	1,938	4,653	7,788
Amounts reclassified from accumulated other comprehensive income	(1,339)	1,252	200	113
Balance at September 30, 2013	$2,102	$(15,096)	$4,388	$(8,606)

The following amounts were reclassified out of accumulated other comprehensive loss:

	Amount Reclassified from
	Accumulated Comprehensive Loss			Line Item in the
Details about accumulated other	Three Months Ended	Nine Months Ended		Condensed Consolidated
comprehensive income components	September 30, 2013	September 30, 2013		Statement of Operations
	(In thousands )
Derivative instruments	$692	$2,093		Revenues
	(249)	(754)		Provision for (benefit from) income taxes
	$443	$1,339		Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$5,573	$11,154	(1)
Amortization of actuarial gains (losses), net	(3,823)	(13,108	)(1)
	1,750	(1,954)		Total before tax
	(631)	702		Provision for (benefit from) income taxes
	$1,119	$(1,252)		Net of tax

Available-for-sale securities	$(4)	$(313	)(2)	Interest and investment income
	2	113		Provision for (benefit from) income taxes
	$(2)	$(200)		Net of tax

(1) Production-related benefits and workers’ compensation costs are included in costs to produce coal. See Note 14, “Workers’ Compensation Expense” and Note 15 “Employee Benefit Plans” for more information about pension, postretirement and postemployment benefit costs.

(2) The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

5.  Impairment charges

Weak thermal coal markets in Appalachia are expected to persist longer than the Company previously anticipated, which caused the Company to assess in the third quarter of 2013 whether the carrying values of certain assets were recoverable through future cash flows.  The Company determined that the carrying amounts of certain assets associated with the Hazard mining complex in Kentucky and the Company’s ADDCAR subsidiary, which manufactures and sells its patented highwall mining system, could not be recovered through future cash flows expected to be generated from use of the assets and their ultimate disposal.

The assets’ fair values were determined based on projections of cash flows to be generated from use of the assets and their ultimate disposal including estimates relating to market demand, coal prices, production costs and mine plans, and recovery value of the assets.  An impairment loss of $142.8 million was recognized to write the carrying value of the assets to their fair value of $71.3 million.  These losses are reflected on the line “Asset impairment and mine closure costs” in the condensed consolidated statements of operations.

During the third quarter of 2013, the Company also recognized an other-than-temporary impairment of an equity method investment.  See further discussion in Note 8, “Equity Method Investments and Membership Interests in Joint Ventures.”

In the second quarter of 2012, the closure and idling of mines in Appalachia discussed in Note 1, “Basis of Presentation” resulted in closure costs and impairment charges of $523.4 million that are reflected on the line “Asset impairment and mine closures costs” in the condensed consolidated statements of operations.

6. Inventories

Inventories consist of the following:

	September 30	December 31
	2013	2012
	(In thousands)
Coal	$134,481	$180,917
Repair parts and supplies	143,763	172,139
Work-in-process	9,165	12,368
	$287,409	$365,424

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $8.8 million at September 30, 2013 and $13.6 million at December 31, 2012.

7. Investments in Available-for-Sale Securities

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2013
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$123,809	$7	$(126)	$123,690	$123,690	$—
Corporate notes and bonds	125,479	21	(466)	125,034	125,034	—
Equity securities	5,271	10,284	(2,865)	12,690	—	12,690
Total Investments	$254,559	$10,312	$(3,457)	$261,414	$248,724	$12,690

	December 31, 2012
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$146,993	$2	$(412)	$146,583	$146,583	$—
Corporate notes and bonds	88,118	—	(396)	87,722	87,722	—
Equity securities	5,271	2,704	(2,628)	5,347	—	5,347
Total Investments	$240,382	$2,706	$(3,436)	$239,652	$234,305	$5,347

The aggregate fair value of investments with unrealized losses that have been owned for less than a year was $167.5 million and $223.3 million at September 30, 2013 and December 31, 2012, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $51.6 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively.

The debt securities outstanding at September 30, 2013 have maturity dates ranging from the fourth quarter of 2013 through the first quarter of 2015.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8. Equity Method Investments and Membership Interests in Joint Ventures

The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Below are the equity method investments reflected in the condensed consolidated balance sheets:

In thousands	Knight Hawk	DKRW	DTA	Tenaska	Millennium	Tongue River	Total
Balance at December 31, 2012	$149,063	$15,515	$15,462	$15,264	$32,214	$14,697	$242,215
Advances to (distributions from) affiliates, net	(5,342)	—	2,537	—	4,954	2,696	4,845
Equity in comprehensive income (loss)	13,362	(1,832)	(3,855)	—	(1,953)	(281)	5,441
Impairment of equity investment	—	(13,683)	—	(15,264)	—	—	(28,947)
Balance at September 30, 2013	$157,083	$—	$14,144	$—	$35,215	$17,112	$223,554

Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. Certain of the Company’s investments are in development stage companies whose success depends on factors including receipt of permits and other regulatory environment issues, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors.

During the second quarter of 2013, Tenaska Trailblazer Partners, LLC (“Tenaska”) announced that it was discontinuing its development plans for the Trailblazer Energy Center in Texas. As a result, the Company recorded a $20.5 million impairment charge, which consisted of its 35% equity investment of $15.3 million and a $5.2 million receivable balance related to reimbursements for development work.

DKRW Advanced Fuels, LLC (“DKRW”) had previously entered into an Engineering, Procurement and Construction Agreement with a Chinese company to construct and commission the Medicine Bow coal-to-liquids facility.  The project did not progress to the next stage of development, and the Company recorded an other-than-temporary impairment charge of $57.7 million in the third quarter of 2013, which includes the Company’s 24% equity investment of $13.7 million and a $44.0 million loan receivable balance. The impairment charges are included on the line “Asset impairment and mine closure costs” in the condensed consolidated statement of operations.

The Company may be required to make future contingent payments of up to $58.5 million related to development financing for certain of its equity investees. The Company’s obligation to make these payments, as well as the timing of any payments required, is contingent upon the achievement of project development milestones, which can be affected by the factors named above.

9. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2013. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2013, the Company had protected the price of approximately 94% of its expected purchases for the remainder of 2013 and 82% of its expected 2014 purchases. At September 30, 2013, the Company had purchased heating oil call options for approximately 65 million gallons for the purpose of managing the price risk associated with future diesel purchases.

The Company has also purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices for the respective carriers. At September 30, 2013, the Company held heating oil call options for 2.8 million gallons that will settle in the remainder of 2013 and 3.8 million gallons that will settle ratably in 2014 for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At September 30, 2013, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2013	2014	2015	Total
Coal sales	2,314	4,458	780	7,552
Coal purchases	609	1,260	—	1,869

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.4 million of gains in the remainder of 2013 and $7.0 million of gains in 2014.

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

	September 30, 2013			December 31, 2012
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$3,009	$(4)		$3,277	$(10)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	3,825	—		7,379	—
Heating oil — fuel surcharges	400	—		1,961	—
Coal — held for trading purposes	59,789	(52,383)		17,403	(16,933)
Coal — risk management	15,907	(3,903)		24,843	(7,342)
Total	79,921	(56,286)		51,586	(24,275)
Total derivatives	82,930	(56,290)		54,863	(24,285)
Effect of counterparty netting	(55,869)	55,869		(22,548)	22,548
Net derivatives as classified in the balance sheets	$27,061	$(421)	$26,640	$32,315	$(1,737)	$30,578

		September 30, 2013	December 31, 2012
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$4,225	$9,340
Coal	Coal derivative assets	22,836	22,975
	Coal derivative liabilities	(421)	(1,737)
		$26,640	$30,578

The Company had a current liability for the obligation to post cash collateral of $4.9 million at September 30, 2013 and a current asset for the right to reclaim cash collateral of $16.2 million at December 31, 2012. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets”, respectively, in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the three months ended September 30,

	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	2013	2012	2013	2012
Coal sales (1)	$3,132	$259	$911	$542
Coal purchases (2)	(942)	(178)	(123)	—
Totals	$2,190	$81	$788	$542

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the three months ended September 30,

	Gain (Loss) Recognized
	2013	2012
Coal — unrealized (3)	$(10,668)	$(11,328)
Coal — realized (4)	$9,929	$14,072
Heating oil — diesel purchases (4)	$(288)	$5,184
Heating oil — fuel surcharges (4)	$(222)	$1,092

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the nine months ended September 30

	Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	2013	2012	2013	2012
Coal sales (1)	$2,308	$4,983	$2,822	$1,552
Coal purchases (2)	(511)	(1,122)	(633)	—
Totals	$1,797	$3,861	$2,189	$1,552

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the nine months ended September 30

	Gain (Loss) Recognized
	2013	2012
Coal — unrealized (3)	$(5,089)	$23,670
Coal — realized (4)	$25,725	$25,901
Heating oil — diesel purchases (4)	$(9,760)	$(16,902)
Heating oil — fuel surcharges (4)	$(817)	$(1,140)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The Company recognized net unrealized and realized gains of $0.9 million and $5.5 million during the three months ended September 30, 2013 and 2012, respectively, related to its trading portfolio. The Company recognized net unrealized and realized gains of $3.0 million and $6.2 million during the nine months ended September 30, 2013 and 2012, respectively, related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at September 30, 2013, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $2.9 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

10. Debt

	September 30,	December 31,
	2013	2012
	(In thousands)
Term loan ($1.63 billion face value) due 2018	$1,617,097	$1,627,384
8.75% senior notes ($600.0 million face value) due 2016	592,646	590,999
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes ($375.0 million face value) due 2019	361,779	360,042
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	25,912	40,350
	5,097,434	5,118,775
Less current maturities of debt	23,050	32,896
Long-term debt	$5,074,384	$5,085,879

At September 30, 2013, the available borrowing capacity under the Company’s lines of credit was approximately $204.0 million.

11. Fair Value Measurements

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

•                           Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2013.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands )
Assets:
Investments in marketable securities	$261,414	$101,338	$160,076	$—
Derivatives	27,061	22,750	—	4,311
Total assets	$288,475	$124,088	$160,076	$4,311
Liabilities:
Derivatives	$421	$—	$204	$217

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Balance, beginning of period	$3,438	$8,174
Realized and unrealized losses recognized in earnings, net	(570)	(9,882)
Purchases	1,464	7,317
Issuances	—	(25)
Settlements	(238)	(1,490)
Ending balance	$4,094	$4,094

Net unrealized losses during the three and nine month periods ended September 30, 2013 related to level 3 financial instruments held on September 30, 2013 were $0.2 million and $4.8 million, respectively.

Fair Value of Long-Term Debt

At September 30, 2013 and December 31, 2012, the fair value of the Company’s debt, including amounts classified as current, was $4.5 billion and $5.0 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Payroll and employee benefits	$68,245	$72,405
Taxes other than income taxes	113,872	121,029
Interest	80,454	42,413
Acquired sales contracts	14,461	14,038
Workers’ compensation	12,215	10,371
Asset retirement obligations	38,895	38,920
Other	20,891	18,842
	$349,033	$318,018

13. Stock-Based Compensation and Other Incentive Plans

The Company granted options to purchase approximately 2.0 million shares of common stock during the nine months ended September 30, 2013.  The weighted average exercise price of the options was $5.23 per share and the weighted average grant date fair value was $2.37 per share. The options’ fair value was determined using the Black-Scholes option pricing model, using a weighted average risk-free rate of 0.65%, a weighted average dividend yield of 2.30% and a weighted average volatility of 66.74%. The options’ expected life is 4.5 years and the options vest ratably over three years and provide for the continuation of vesting after retirement for recipients that meet certain criteria. The expense for these options will be recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn all or part of the award.

During the nine months ended September 30, 2013, the Company also granted restricted stock units totaling 969,100 shares whose grant date fair value was $5.20 per share. The shares vest at the end of three years.

The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three-year term of the grant. Amounts accrued and unpaid for all grants under the plan totaled $15.0 million and $13.1 million as of September 30, 2013 and December 31, 2012, respectively.

14. Workers’ Compensation Expense

The following table details the components of workers’ compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$363	$419	$1,373	$1,458
Interest cost	709	629	2,022	1,708
Net amortization	262	—	731	(574)
Curtailments	816	—	816	1,933
Total occupational disease	2,150	1,048	4,942	4,525
Traumatic injury claims and assessments	4,114	7,453	16,263	19,052
Total workers’ compensation expense	$6,264	$8,501	$21,205	$23,577

15. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$6,672	$6,156	$21,162	$21,062
Interest cost	3,994	3,683	11,796	11,755
Curtailments	47	—	47	324
Expected return on plan assets	(5,848)	(5,508)	(17,690)	(16,523)
Amortization of prior service costs (credits)	(51)	273	(152)	200
Amortization of other actuarial losses	3,617	3,248	12,430	11,019
Net benefit cost	$8,431	$7,852	$27,593	$27,837

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$497	$541	$1,591	$1,629
Interest cost	427	508	1,273	1,519
Curtailments	(5,444)	(2,212)	(5,444)	(4,049)
Amortization of prior service credits	(2,641)	(2,837)	(8,121)	(8,708)
Amortization of other actuarial losses (gains)	(55)	(130)	(53)	(391)
Net benefit credit	$(7,216)	$(4,130)	$(10,754)	$(10,000)

A curtailment was triggered in the third quarter of 2013 by reductions in employees’ expected years of future service resulting primarily from the sale of Canyon Fuel.  Curtailments include the recognition of unamortized prior service costs and actuarial adjustments to the respective projected benefit obligations for the cash balance pension and medical plans and pneumoconiosis benefits.

16. Earnings (Loss) Per Common Share

The effect of options, restricted stock and restricted stock units equaling 7.0 million and 5.8 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended September 30, 2013 and 2012, respectively, and 7.9 million and 5.0 million shares were excluded for the nine month periods ended September 30, 2013 and 2012, respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and nine month periods ended September 30, 2013 and the nine months ended September 30,2012 were not significant.

17. Settlement with Patriot Coal

On December 31, 2005, Arch entered into a purchase and sale agreement to sell mining complexes to Magnum Coal Company (“Magnum”). On July 23, 2008, Patriot Coal Corporation acquired Magnum from Arc Light Capital Partners. On July 9, 2012, Patriot Coal Corporation and certain of its wholly owned subsidiaries, including Magnum, (collectively, “Patriot”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Southern District of New York.

The Company entered into a settlement agreement with Patriot on October, 10, 2013 that resolves all pending and potential legal claims with Patriot stemming from the sale of coal companies to Magnum and the subsequent purchase of those companies by Patriot in 2008.

The Company will pay $5.0 million in cash to Patriot upon its exit from bankruptcy, which is reflected in “Other operating income, net” in the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2013.  Additionally, the settlement includes the release of a $16.7 million letter of credit posted by Patriot in the Company’s favor for surety bonds related to the companies sold to Magnum.   The Company has also agreed to purchase Patriot’s Guffey reserves for $16.0 million in cash upon their exit from bankruptcy.  The Guffey reserves border the Company’s Leer metallurgical coal development.

18. Commitments and Contingencies

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

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. As of September 30, 2013 and December 31, 2012, the Company had accrued $21.2 million and $32.8 million, respectively, for all legal matters, including $7.7 million and $4.4 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

19. Segment Information

The Company has three reportable business segments, which are based on the major coal producing basins in which the Company operates. Each of these reportable business segments includes a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mine complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. Accordingly, market and contract pricing have developed by coal basin. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; the WBIT segment, with operations in Colorado; the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia.  The “Other” operating segment includes primarily the Company’s Illinois operations and ADDCAR.

Operating segment results for the three and nine months ended September 30, 2013 and 2012 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level. Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.  The operating segment results for the WBIT segment for all periods presented reflect only continuing operations, since Canyon Fuel results are classified as discontinued operations in the condensed consolidated statements of operations.

The asset amounts below represent an allocation of assets consistent with the basis used for the Company’s incentive compensation plans. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets. Goodwill is allocated to the respective reporting units, even though it may not be reflected in the subsidiaries’ financial statements.  Asset balances for the WBIT segment as of September 30, 2012 include the Canyon Fuel assets.  Prior year asset amounts have been restated to reflect a change in how certain unassigned coal reserves and goodwill amounts are presented.

	PRB	APP	WBIT	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2013
Revenues	$420,521	$263,188	$78,022	$29,538	$—	$791,269
Income (loss) from operations	20,694	(157,883)	9,287	(9,231)	(97,620)	(234,753)
Depreciation, depletion and amortization	46,619	46,529	9,436	2,523	1,216	106,323
Amortization of acquired sales contracts, net	(864)	(2,691)	—	987	—	(2,568)
Asset impairment and mine closure costs	—	126,449	—	16,280	57,668	200,397
Capital expenditures	1,695	44,624	5,859	1,263	663	54,104

Three months ended September 30, 2012
Revenues	$406,719	$436,409	$105,515	$26,527	$—	$975,170
Income (loss) from operations	38,873	88,695	24,110	(1,298)	(31,138)	119,242
Depreciation, depletion and amortization	43,944	61,596	9,985	2,594	823	118,942
Amortization of acquired sales contracts, net	(589)	(3,711)	—	207	—	(4,093)
Asset impairment and mine closure costs	—	(1,801)	—	(210)	(133)	(2,144)
Capital expenditures	5,620	77,772	13,510	3,640	1,353	101,895

Nine months ended September 30, 2013
Revenues	$1,135,892	$883,484	$187,374	$88,221	$—	$2,294,971
Income (loss) from operations	53,244	(190,278)	23,766	(407)	(208,788)	(322,463)
Depreciation, depletion and amortization	130,993	157,866	26,528	7,792	4,422	327,601
Amortization of acquired sales contracts, net	(3,004)	(7,975)	—	3,392	—	(7,587)
Asset impairment and mine closure costs	—	126,449	—	16,280	78,150	220,879
Total assets	1,897,218	4,141,072	146,947	137,941	3,208,277	9,531,455
Capital expenditures	5,671	137,390	13,147	4,776	62,184	223,168

Nine months ended September 30, 2012
Revenues	$1,130,408	$1,409,776	$272,359	$88,549	$—	$2,901,092
Income (loss) from operations	94,163	(388,563)	34,937	(3,757)	(186,634)	(449,854)
Depreciation, depletion and amortization	122,298	210,789	29,894	9,704	1,946	374,631
Amortization of acquired sales contracts, net	(1,374)	(21,658)	—	471	—	(22,561)
Asset impairment and mine closure costs	—	524,115	—	(437)	(239)	523,439
Total assets	2,234,941	4,130,273	676,057	169,981	2,724,602	9,935,854
Capital expenditures	15,399	222,177	42,761	8,153	15,478	303,968

A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Income (loss) from operations	$(234,753)	$119,242	$(322,463)	$(449,854)
Interest expense	(95,624)	(75,710)	(285,454)	(229,210)
Interest and investment income	697	1,459	4,749	3,568
Other nonoperating expense	$—	$—	$—	$(19,042)
Income (loss) from continuing operations before income taxes	$(329,680)	$44,991	$(603,168)	$(694,538)

20. Supplemental Condensed Consolidating Financial Information

Pursuant to the indentures governing Arch Coal, Inc.’s senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes, (iii) the guarantors under the senior notes, and (iv) the entities which are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company’s subsidiaries outside the United States):

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$791,269	$—	$—	$791,269
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	169	688,543	—	—	688,712
Depreciation, depletion and amortization	1,549	104,765	9	—	106,323
Amortization of acquired sales contracts, net	—	(2,568)	—	—	(2,568)
Change in fair value of coal derivatives and coal trading activities, net	—	9,753	—	—	9,753
Asset impairment and mine closure costs	57,668	142,729	—	—	200,397
Selling, general and administrative expenses	19,104	8,214	1,482	—	28,800
Other operating income, net	2,345	(7,740)	—	—	(5,395)
	80,835	943,696	1,491	—	1,026,022
Loss from investment in subsidiaries	(61,537)	—	—	61,537	—
Loss from operations	(142,372)	(152,427)	(1,491)	61,537	(234,753)
Interest expense, net
Interest expense	(114,536)	(6,222)	(1,070)	26,204	(95,624)
Interest and investment income	6,606	18,975	1,320	(26,204)	697
	(107,930)	12,753	250	—	(94,927)

Loss from continuing operations before income taxes	(250,302)	(139,674)	(1,241)	61,537	(329,680)
Provision for (benefit from) income taxes	(121,939)	—	26	—	(121,913)
Loss from continuing operations	(128,363)	(139,674)	(1,267)	61,537	(207,767)
Income from discontinued operations, including gain on sale-net of tax	—	79,404	—	—	79,404
Net loss	$(128,363)	$(60,270)	$(1,267)	$61,537	$(128,363)
Total comprehensive loss	$(125,996)	$(59,241)	$(1,267)	$60,508	$(125,996)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,294,971	$—	$—	$2,294,971
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	4,881	1,989,772	—	—	1,994,653
Depreciation, depletion and amortization	4,430	323,144	27	—	327,601
Amortization of acquired sales contracts, net	—	(7,587)	—	—	(7,587)
Change in fair value of coal derivatives and coal trading activities, net	—	2,053	—	—	2,053
Asset impairment and mine closure costs	78,150	142,729	—	—	220,879
Selling, general and administrative expenses	63,006	28,978	4,327	—	96,311
Other operating income, net	(4,663)	(10,704)	(1,109)	—	(16,476)
	145,804	2,468,385	3,245	—	2,617,434
Loss from investment in subsidiaries	(42,199)	—	—	42,199	—
Loss from operations	(188,003)	(173,414)	(3,245)	42,199	(322,463)
Interest expense, net
Interest expense	(336,310)	(18,502)	(3,170)	72,528	(285,454)
Interest and investment income	22,917	49,986	4,374	(72,528)	4,749
	(313,393)	31,484	1,204	—	(280,705)

Loss from continuing operations before income taxes	(501,396)	(141,930)	(2,041)	42,199	(603,168)
Provision for (benefit from) income taxes	(230,778)	—	44	—	(230,734)
Loss from continuing operations	(270,618)	(141,930)	(2,085)	42,199	(372,434)
Income from discontinued operations, including gain on sale-net of tax	—	101,816	—	—	101,816
Net loss	$(270,618)	$(40,114)	$(2,085)	$42,199	$(270,618)
Total comprehensive loss	$(262,717)	$(39,175)	$(2,085)	$41,260	$(262,717)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$975,170	$—	$—	$975,170
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,437	806,052	—	—	808,489
Depreciation, depletion and amortization	1,399	117,534	9	—	118,942
Amortization of acquired sales contracts, net	—	(4,093)	—	—	(4,093)
Change in fair value of coal derivatives and coal trading activities, net	—	5,840	—	—	5,840
Asset impairment and mine closure costs	—	(2,144)	—	—	(2,144)
Legal contingencies	—	(79,532)	—	—	(79,532)
Selling, general and administrative expenses	22,051	9,432	1,783	—	33,266
Other operating income, net	(11,052)	(13,699)	(89)	—	(24,840)
	14,835	839,390	1,703	—	855,928
Income from investment in subsidiaries	164,152	—	—	(164,152)	—
Income (loss) from operations	149,317	135,780	(1,703)	(164,152)	119,242
Interest expense, net
Interest expense	(91,577)	(6,870)	(649)	23,386	(75,710)
Interest and investment income	8,329	14,570	1,946	(23,386)	1,459
	(83,248)	7,700	1,297	—	(74,251)

Income (loss) from continuing operations before income taxes	66,069	143,480	(406)	(164,152)	44,991
Provision for income taxes	20,318	—	—	—	20,318
Income (loss) from continuing operations	45,751	143,480	(406)	(164,152)	24,673
Income from discontinued operations, net of tax	—	21,078	—	—	21,078
Net income (loss)	$45,751	$164,558	$(406)	$(164,152)	$45,751
Total comprehensive income (loss)	$44,299	$163,375	$(406)	$(162,969)	$44,299

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,901,092	$—	$—	$2,901,092
Costs, expenses and other					—
Cost of sales (exclusive of items shown separately below)	7,694	2,406,612	—	—	2,414,306
Depreciation, depletion and amortization	3,959	370,648	24	—	374,631
Amortization of acquired sales contracts, net	—	(22,561)	—	—	(22,561)
Change in fair value of coal derivatives and coal trading activities, net	—	(29,827)	—	—	(29,827)
Asset impairment and mine closure costs	—	523,439	—	—	523,439
Goodwill impairment	—	115,791	—	—	115,791
Legal contingencies	—	(79,532)	—	—	(79,532)
Selling, general and administrative expenses	62,469	30,965	5,871	—	99,305
Other operating income, net	(7,693)	(23,811)	(13,102)	—	(44,606)
	66,429	3,291,724	(7,207)	—	3,350,946
Loss from investment in subsidiaries	(324,429)	—	—	324,429	—
Income (loss) from operations	(390,858)	(390,632)	7,207	324,429	(449,854)
Interest expense, net
Interest expense	(263,381)	(27,285)	(2,382)	63,838	(229,210)
Interest and investment income	19,087	42,508	5,811	(63,838)	3,568
	(244,294)	15,223	3,429	—	(225,642)
Other non-operating expense
Net loss resulting from early retirement of ICG debt	(17,349)	(1,693)	—	—	(19,042)

Income (loss) from continuing operations before income taxes	(652,501)	(377,102)	10,636	324,429	(694,538)
Provision for (benefit from) income taxes	(264,237)	—	1,581	—	(262,656)
Income (loss) from continuing operations	(388,264)	(377,102)	9,055	324,429	(431,882)
Income from discontinued operations, net of tax	—	43,618	—	—	43,618
Net Income (loss)	(388,264)	(333,484)	9,055	324,429	(388,264)
Less: Net income attributable to noncontrolling interest	(268)	—	—	—	(268)
Net Income (loss) attributable to Arch Coal, Inc.	$(388,532)	$(333,484)	$9,055	$324,429	$(388,532)
Total comprehensive income (loss)	$(385,523)	$(336,648)	$9,055	$327,593	$(385,523)

Condensed Consolidating Balance Sheets

September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$1,021,245	$100,410	$11,473	$—	$1,133,128
Restricted cash	—	—	—	—	—
Short term investments	248,724	—	—	—	248,724
Receivables	7,847	21,178	190,493	(4,679)	214,839
Inventories	—	287,409	—	—	287,409
Other	96,992	48,270	277	—	145,539
Total current assets	1,374,808	457,267	202,243	(4,679)	2,029,639

Property, plant and equipment, net	25,526	6,752,687	46	(34)	6,778,225

Investment in subsidiaries	7,992,601	—	—	(7,992,601)	—
Intercompany receivables	—	1,986,992	—	(1,986,992)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	147,950	575,551	90	—	723,591
Total other assets	8,815,551	2,562,543	90	(10,654,593)	723,591
Total assets	$10,215,885	$9,772,497	$202,379	$(10,659,306)	$9,531,455

Liabilities and Stockholders’ Equity
Accounts payable	$20,728	$186,468	$77	$—	$207,273
Accrued expenses and other current liabilities	107,756	246,063	314	(4,679)	349,454
Current maturities of debt	19,343	3,707	—	—	23,050
Total current liabilities	147,827	436,238	391	(4,679)	579,777
Long-term debt	5,055,021	19,363	—	—	5,074,384
Intercompany payables	1,810,718	—	176,274	(1,986,992)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,150	409,971	—	—	411,121
Accrued pension benefits	36,304	32,235	—	—	68,539
Accrued postretirement benefits other than pension	14,267	30,012	—	—	44,279
Accrued workers’ compensation	25,601	56,413	—	—	82,014
Deferred income taxes	484,130	—	—	—	484,130
Other noncurrent liabilities	59,179	146,055	323	—	205,557
Total liabilities	7,634,197	1,805,287	176,988	(2,666,671)	6,949,801
Stockholders’ equity	2,581,688	7,967,210	25,391	(7,992,635)	2,581,654
Total liabilities and stockholders’ equity	$10,215,885	$9,772,497	$202,379	$(10,659,306)	$9,531,455

Condensed Consolidating Balance Sheets

December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$671,313	$100,468	$12,841	$—	$784,622
Restricted cash	3,453	—	—	—	3,453
Short term investments	234,305	—	—	—	234,305
Receivables	49,281	40,452	247,171	(4,824)	332,080
Inventories	—	365,424	—	—	365,424
Other	106,786	86,877	557	—	194,220
Total current assets	1,065,138	593,221	260,569	(4,824)	1,914,104

Property, plant and equipment, net	27,476	7,309,550	72	—	7,337,098

Investment in subsidiaries	8,254,508	—	—	(8,254,508)	—
Intercompany receivables	—	1,600,311	—	(1,600,311)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	187,171	568,314	90	—	755,575
Total other assets	9,116,679	2,168,625	90	(10,529,819)	755,575
Total assets	$10,209,293	$10,071,396	$260,731	$(10,534,643)	$10,006,777

Liabilities and Stockholders’ Equity
Accounts payable	$19,859	$204,370	$189	$—	$224,418
Accrued expenses and other current liabilities	65,293	259,162	124	(4,824)	319,755
Current maturities of debt	32,054	842	—	—	32,896
Total current liabilities	117,206	464,374	313	(4,824)	577,069
Long-term debt	5,061,925	23,954	—	—	5,085,879
Intercompany payables	1,367,739	—	232,572	(1,600,311)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,646	408,059	—	—	409,705
Accrued pension benefits	33,456	34,174	—	—	67,630
Accrued postretirement benefits other than pension	13,953	31,133	—	—	45,086
Accrued workers’ compensation	25,323	56,306	—	—	81,629
Deferred income taxes	664,182	—	—	—	664,182
Other noncurrent liabilities	69,296	151,360	374	—	221,030
Total liabilities	7,354,726	1,844,360	233,259	(2,280,135)	7,152,210
Stockholders’ equity	2,854,567	8,227,036	27,472	(8,254,508)	2,854,567
Total liabilities and stockholders’ equity	$10,209,293	$10,071,396	$260,731	$(10,534,643)	$10,006,777

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(22,206)	$153,868	$54,930	$—	$186,592
Investing Activities
Capital expenditures	(2,488)	(220,680)	—	—	(223,168)
Minimum royalty payments	—	(10,901)	—	—	(10,901)
Proceeds from dispositions of property, plant and equipment	—	8,799	—	—	8,799
Proceeds from sales-leaseback transactions	—	34,919	—	—	34,919
Proceeds from sale of Canyon Fuel	—	422,663	—	—	422,663
Purchases of short term investments	(85,418)	—	—	—	(85,418)
Proceeds from sales of short term investments	67,255	—	—	—	67,255
Investments in and advances to affiliates	(4,016)	(7,492)	—	384	(11,124)
Change in restricted cash	3,453	—	—	—	3,453
Cash provided by (used in) investing activities	(21,214)	227,308	—	384	206,478
Financing Activities
Contributions from parent	—	384	—	(384)	—
Payments on term loan	(12,375)	—	—	—	(12,375)
Payments to retire debt	—	(384)	—	—	(384)
Net payments on other debt	(12,700)	—	—	—	(12,700)
Dividends paid	(19,105)	—	—	—	(19,105)
Transactions with affiliates, net	437,532	(381,234)	(56,298)	—	—
Cash provided by (used in) financing activities	393,352	(381,234)	(56,298)	(384)	(44,564)
Increase (decrease) in cash and cash equivalents	349,932	(58)	(1,368)	—	348,506
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622
Cash and cash equivalents, end of period	$1,021,245	$100,410	$11,473	$—	$1,133,128

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(610,129)	$874,545	$91,979	$—	$356,395
Investing Activities
Capital expenditures	(4,150)	(299,818)	—	—	(303,968)
Minimum royalty payments	—	(9,192)	—	—	(9,192)
Proceeds from dispositions of property, plant and equipment	—	1,127	21,497	—	22,624
Purchases of short term investments	(99,628)	—	—	—	(99,628)
Investments in and advances to affiliates	(5,138)	(9,082)	—	1,535	(12,685)
Purchase of noncontrolling interest	—	(17,500)	—	—	(17,500)
Change in restricted cash	6,872	—	—	—	6,872
Cash provided by (used in) investing activities	(102,044)	(334,465)	21,497	1,535	(413,477)
Financing Activities
Contributions from parent	—	1,535	—	(1,535)	—
Proceeds from issuance of term loan	1,386,000	—	—	—	1,386,000
Payments on term loan	(3,500)	—	—	—	(3,500)
Payments to retire debt	—	(452,806)	—	—	(452,806)
Net decrease in borrowings under lines of credit	(375,000)	—	(6,300)	—	(381,300)
Net payments from other debt	(13,078)	—	—	—	(13,078)
Debt financing costs	(34,640)	—	(46)	—	(34,686)
Dividends paid	(36,072)	—	—	—	(36,072)
Proceeds from exercise of options under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	30,338	66,364	(96,702)	—	—
Cash provided by (used in) financing activities	959,179	(384,907)	(103,048)	(1,535)	469,689
Increase in cash and cash equivalents	247,006	155,173	10,428	—	412,607
Cash and cash equivalents, beginning of period	66,542	70,258	1,349	—	138,149
Cash and cash equivalents, end of period	$313,548	$225,431	$11,777	$—	$550,756

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The weakness in global coal markets continued in the third quarter of 2013, impacting our results for the period from lower pricing and a decrease in sales volumes in our Appalachian segment. International thermal markets are not showing signs of near-term improvement, and we expect U.S. coal exports to be less than 2012 levels, but still high by historical standards. We exported 8.5 million tons in the first nine months of 2013, compared to approximately 10.5 million tons in the first nine months of 2012.

Metallurgical markets remain oversupplied, and prices have remained lower than in the first nine months of 2012.  At the same time, trends relating to the domestic thermal coal markets are improving.  Though power demand declined slightly through August 2013 as a result of cooler summer weather, coal consumption by electric generation facilities increased by more than 30 million tons through August of 2013 aided by higher natural gas prices.  As a result, the significant U.S. coal stockpile overhang that was built during 2012 has decreased over the course of the year.  However, the correction has been geographically uneven, and stockpiles in the Eastern U.S. remain high. We expect the weakness in Appalachian thermal coal demand to continue unless natural gas prices rise further, and we currently project that production in that region will fall in 2013.  Primarily due to the persisting weakness in the Appalachian thermal market, we recorded impairment charges of approximately $200 million during the third quarter of 2013.

Management has continued to focus on capital spending reductions, cost containment and efficiency efforts and working capital and liquidity management to improve cash flows and prepare the company to capitalize on opportunities when coal markets recover.

As part of a strategy to divest non-core thermal coal assets, on August 16, 2013, we sold Canyon Fuel Company, LLC (“Canyon Fuel”) to Bowie Resources, LLC for $423 million.  Canyon Fuel operated the Sufco and Skyline longwall mining complexes and the Dugout Canyon continuous miner operation in Utah.  We recognized a gain on the sale of Canyon Fuel, net of tax, of $74.0 million during the third quarter of 2013.  See Note 3 to the condensed consolidated financial statements, “Discontinued Operations,” for further information.

Operational performance

The following table shows results by operating segment for the three and nine months ended September 30, 2013 and compares it with the information for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Powder River Basin
Tons sold (in thousands)	31,485	27,703	85,229	76,751
Coal sales realization per ton sold(1)	$12.26	$13.79	$12.49	$13.78
Cost per ton sold	$11.66	$12.49	$11.96	$12.64
Operating margin per ton sold(2)	$0.60	$1.30	$0.53	$1.14
Adjusted EBITDA(3) (in thousands)	$66,449	$82,392	$181,233	$218,559
Appalachia
Tons sold (in thousands)	3,314	4,661	10,743	14,528
Coal sales realization per ton sold(1)	$73.71	$83.84	$74.22	$85.97
Cost per ton sold	$81.22	$81.62	$81.31	$84.09
Operating margin (loss) per ton sold(2)	$(7.51)	$2.22	$(7.09)	$1.88
Adjusted EBITDA(3) (in thousands)	$12,404	$143,919	$86,062	$352,419
Western Bituminous (includes Canyon Fuel)
Tons sold (in thousands)	2,938	4,580	9,625	11,826
Coal sales realization per ton sold(1)	$32.16	$35.50	$34.62	$35.13
Cost per ton sold	$27.94	$27.84	$29.12	27.96
Operating margin per ton sold(2)	$4.22	$7.66	$5.50	$7.17
Adjusted EBITDA(3) (in thousands)	$142,708	$53,479	$219,427	$140,846

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

Powder River Basin — Segment Adjusted EBITDA decreased in the third quarter and first nine months of 2013 when compared to the third quarter and first nine months of 2012 due to continued weak coal market conditions, which resulted in lower per-ton realizations on market-based and export tons.  The increase in coal consumption by electric generation facilities contributed to an increase in sales volumes (14% in the third quarter and 11% in the first nine months of 2013 compared to the respective periods in 2012).  Per-ton costs decreased in both the quarter (7%) and year-to-date (5%) periods when compared with the respective prior year periods as a result of cost control efforts and the increase in sales volumes, as well as a decrease in production taxes and royalties that fluctuate with selling prices ($0.22/ton for both the third quarter and first nine months of 2013, respectively, when compared with 2012).

Appalachia — Segment Adjusted EBITDA decreased significantly in the third quarter and first nine months of 2013 when compared to 2012 due to the weaker coal market conditions, which resulted in lower thermal coal sales volumes and also lower average coal pricing.  The decrease in pricing was particularly pronounced on metallurgical coal shipments, which also decreased slightly.  We sold 1.5 million tons of metallurgical-quality coal in the third quarter of 2013 compared to 2.1 million tons in the third quarter of 2012.  We sold 5.3 million tons of metallurgical-quality coal in the first nine months of 2013 compared to 5.6 million tons in the first nine months of 2012.  Per-ton costs have decreased, despite the significant decrease in sales volumes, as the thermal coal operations we closed in 2012 in response to the challenging market conditions had a higher cost structure, which resulted in higher costs of $6.85 per ton for the nine months ended September 30, 2012.  In addition, our cost containment and efficiency efforts contributed to lower costs in 2013, as did a decrease in production taxes and royalties that fluctuate with selling prices, which decreased $0.32/ton in the third quarter of 2013 and $1.11/ton in the first nine months of 2013, when compared with the respective periods in 2012.

Western Bituminous — The amounts in the above table include the results of Canyon Fuel through the August 16, 2013 disposition date.  Operating margin per ton decreased in the third quarter of 2013 from the third quarter of 2012 due to a decrease in pricing on export sales, lower sales volumes, which resulted in an increase in per-ton costs, and the impact of longwall moves at the Canyon Fuel operations.  The before-tax gain on the sale of Canyon Fuel of $115.7 million offset the impact of the lower operating margins and Segment Adjusted EBITDA increased from 2012 as a result.

Reconciliation to amounts reported in statement of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Impact of Canyon Fuel results included in per ton amounts but segregated and included in discontinued operations in statement of operations
Western Bituminous per-ton realizations	$4.62	$2.75	$5.46	$3.65
Western Bituminous per-ton cost of sales	$5.81	$4.18	$5.14	$3.17
Tons sold	1,200	2,477	5,366	6,518
Gain on sale included in EBITDA but reported in discontinued operations (in 000’s)	115,679	—	115,679	—
Transportation costs netted against per-ton realizations to reflect netback price to the region
Powder River Basin	$1.10	$0.89	$0.84	$0.95
Appalachia	$6.62	$10.37	$8.80	$11.71
Western Bituminous	$12.30	$14.19	$9.39	$13.65
API-2 risk management position settlements included in per-ton realizations not classified as coal sales revenues in statement of operations
Appalachia	$0.94	$0.58	$0.79	$0.64
Western Bituminous	$2.32	$2.11	$1.79	$1.25
Diesel risk management position settlements not classified as cost of coal sales in statement of operations
Powder River Basin	$0.07	$0.14	$0.10	$0.07
Appalachia	$0.28	$0.15	$0.26	$0.07

Results of Operations

The following tables reflect the amounts as presented in our condensed consolidated statements of operations.  Individual line items exclude the results of Canyon Fuel, including the gain on the sale, as those amounts are presented as one line item, “Income from discontinued operations, including gain on sale - net of tax”, in the condensed consolidated statements of operations.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary.  Our results during the third quarter of 2013, when compared to the third quarter of 2012, were impacted by weaker market conditions and related impairment charges, in part offset by the gain on the sale of Canyon Fuel in 2013.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary.

Coal sales.  The following table summarizes information about our coal sales during the three months ended September 30, 2013 and compares it with the information for the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Coal sales	$786,613	$974,818	$(188,205)
Tons sold	37,165	35,073	2,092

Coal sales decreased 19% in the third quarter of 2013 from the third quarter of 2012 due to lower realized prices. Lower average realizations per ton sold, due to the weak coal markets and a lower percentage of higher-priced coal sales out of Appalachia, resulted in a decrease in revenues of approximately $102 million.  The increase in sales volumes in our Powder River Basin segment (an increase of $56 million) was offset by the impact of lower volumes from the Appalachia and Western Bituminous segments (a decrease of $144 million).

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2013 and compares it with the information for the three months ended September 30, 2012:

	Three Months Ended September 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$688,712	$808,489	$119,777
Depreciation, depletion and amortization	106,323	118,942	12,619
Amortization of acquired sales contracts, net	(2,568)	(4,093)	(1,525)
Change in fair value of coal derivatives and coal trading activities, net	9,753	5,840	(3,913)
Asset impairment and mine closure costs	200,397	(2,144)	(202,541)
Legal contingencies	—	(79,532)	(79,532)
Selling, general and administrative expenses	28,800	33,266	4,466
Other operating income, net	(5,395)	(24,840)	(19,445)
Total costs, expenses and other	$1,026,022	$855,928	$(170,094)

Cost of sales.  Our cost of sales decreased in the third quarter of 2013 from the third quarter of 2012 primarily due to lower per-ton average production costs ($134 million), the result of a change in regional mix that reflects lower sales volumes from the Appalachia segment.  In addition, transportation costs decreased $30 million in the third quarter of 2013 from the third quarter of 2012 due to a decrease in export shipments.  The increase in sales volumes resulted in an increase of $40 million in cost of sales.  These factors are discussed in detail in the “Operational performance” section.

Depreciation, depletion and amortization.  When compared with the third quarter of 2012, depreciation, depletion and amortization costs decreased in 2013 due to the decreases in production in the Appalachia and Western Bituminous segments for the respective periods, including the impact of mine closures in 2012.

Asset impairment and mine closure costs.  In response to market conditions, we recorded impairment charges related to a Kentucky coal operation and our highwall mining equipment subsidiary, in the third quarter of 2013.  In addition, we recorded an other-than-temporary impairment of our investment in a coal-to-liquids project and a related receivable balance. See further information in Note 5 to the condensed consolidated financial statements.

Legal contingencies.  As a result of a legal ruling in the third quarter of 2012 in a lawsuit against former ICG subsidiaries, we changed our assessment of the probable loss related to the lawsuit. The suit is discussed in detail in Note 18 to the condensed consolidated financial statements.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased slightly when compared with the third quarter of 2012, as increases in retirement plan costs of $1.3 million and employee incentive costs of $0.5 million were offset by a decrease in discretionary spending, including a decrease in professional fees of $3.4 million and a decrease in industry fees and dues of $3.2 million.

Other operating income, net.  When compared with the third quarter of 2012, other operating income, net decreased for the third quarter of 2013, primarily the result of an increase in commercial losses of $9.1 million, a decrease of $4.6 million in unrealized gains on our diesel purchase and fuel surcharge risk management programs, and an increase in land management costs of $2.8 million. These were partially offset by gains of $1.9 million recognized in the third quarter of 2013 on the sale of surplus equipment.

Net interest expense.  The following table summarizes our net interest expense for the three months ended September 30, 2013 and compares it with the information for the three months ended September 30, 2012:

	Three Months Ended September 30,		Increase
	2013	2012	in Net Loss
	(In thousands)
Interest expense	$(95,624)	$(75,710)	$(19,914)
Interest and investment income	697	1,459	(762)
	$(94,927)	$(74,251)	$(20,676)

The increase in interest expense is due to an increase in our average outstanding debt in the third quarter of 2013 when compared with the third quarter of 2012, primarily as a result of financing transactions completed during 2012.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.  The income tax benefit is primarily the result of the reported losses for the third quarter of 2013 when compared to income in the third quarter of 2012.

	Three Months Ended September 30,		Decrease
	2013	2012	in Net Loss
	(In thousands)
Provision for (benefit from) income taxes	(121,913)	20,318	142,231

Income from discontinued operations, net of tax.  Canyon Fuel’s results and the gain from its sale, net of the related income tax impacts, are segregated from continuing operations.  See Note 3, “Discontinued Operations”, to the condensed consolidated financial statements for further information.

	Three Months Ended September 30,		Decrease
	2013	2012	in Net Loss
	(In thousands)
Income from discontinued operations, including gain on sale - net of tax	79,404	21,078	58,326

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary.  Our results during the first nine months of 2013, when compared to the first nine months of 2012, were impacted by weaker market conditions and related impairment charges in both 2013 and 2012, in part offset by the gain on the sale of Canyon Fuel in 2013.

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary.

Coal sales. The following table compares information about coal sales during the nine months ended September 30, 2013 with the information for the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(In thousands)
Coal sales	$2,284,704	$2,882,913	$(598,209)
Tons sold	102,043	98,206	3,837

Coal sales decreased approximately 21% in the first nine months of 2013 from the first nine months of 2012, due to lower realized prices.  Lower average realizations per ton sold, the result of the weak coal markets and a lower percentage of higher-priced coal sales out of Appalachia, resulted in a decrease in revenues of approximately $314 million. The increase in sales volumes in our Powder River Basin segment (an increase of $125 million) was offset by the impact of lower volumes from the Appalachia and Western Bituminous segment ($421 million).

Costs, expenses and other.  The following table compares costs, expenses and other components of operating income for the nine months ended September 30, 2013 with the information for the nine months ended September 30, 2012:

	Nine Months Ended September 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(Amounts in thousands, except percentages)
Cost of sales (exclusive of items shown separately below)	$1,994,653	$2,414,306	$419,653
Depreciation, depletion and amortization	327,601	374,631	47,030
Amortization of acquired sales contracts, net	(7,587)	(22,561)	(14,974)
Change in fair value of coal derivatives and coal trading activities, net	2,053	(29,827)	(31,880)
Asset impairment and mine closure costs	220,879	523,439	302,560
Goodwill impairment	—	115,791	115,791
Legal contingencies	—	(79,532)	(79,532)
Selling, general and administrative expenses	96,311	99,305	$2,994
Other operating income, net	(16,476)	(44,606)	$(28,130)
Total costs, expenses and other	$2,617,434	$3,350,946	$733,512

Cost of sales.  Our cost of sales decreased in the first nine months of 2013 from the first nine months of 2012 primarily due to lower average per-ton production costs ($382 million), the result of a change in regional mix that reflects lower sales volumes from the Appalachia segment.  In addition, transportation costs decreased $120 million in the first nine months of 2013 from the first nine months of 2012 due to a decrease in export shipments.  The increase in sales volumes resulted in an increase of $79 million in cost of sales.  These factors are discussed in detail in the “Operational performance” section.

Depreciation, depletion and amortization.  When compared with first nine months of 2012, depreciation, depletion and amortization costs decreased in first nine months of 2013 due to the decreases in production in the Appalachia and Western Bituminous segments for the respective periods, including the impact of mine closures in 2012.

Change in fair value of coal derivatives and coal trading activities, net.  The gains reflected in 2012 relate primarily to positions in the API-2 market, the derivatives market for coal delivered into Europe.  We entered into these positions to manage price risk on physical export sales into Europe.  As these positions are not accounted for as hedges, changes in the positions’ fair value prior to settlement are recognized in the condensed consolidated statement of operations.  When the positions settle, the realized gains and losses are reclassified to “other operating income, net”.  The decrease in gains in the first nine months of 2013 from the first nine months of 2012  is the result of a decrease in positions outstanding, due to settlements during the year.

Asset impairment and mine closure costs. In response to market conditions, we closed or idled five mining operations, along with other production curtailments in the second quarter of 2012.  As a result, we recognized impairment charges to write down property, plant, and equipment, and incurred other costs, primary labor and contract termination, related to the closures.  For a discussion of the 2013 impairments, see the analysis of the three month periods ended September 30, 2013 and 2012.

Goodwill impairment. We recorded a complete write down of our goodwill related to our Black Thunder mining complex during the second quarter of 2012 due to expectations of lower thermal coal demand and its impact on near-term sales volumes and pricing.

Legal contingencies.  See discussion in the results of the third quarter of 2013.

Selling, general and administrative expenses.  Selling, general and administrative expenses in the first nine months of 2013 decreased slightly when compared with the first nine months of 2012 primarily as a decrease in discretionary spending was offset by an increase in bonus plan costs and costs related to the deferred compensation plan ($1.4 million), which are impacted by investment performance and our stock price.  Bonus plan costs increased from the first nine months of 2012 due to a reduction of $3.8 million in 2012 of accrued bonus plan costs relating to ICG employees, which caused our expense to be lower in 2012.  Cost reductions were achieved primarily through a decrease in industry group dues and fees of $6.0 million.

Other operating income, net.  When compared with the first nine months of 2012, other operating income, net decreased for the first nine months of 2013 primarily as a result of an increase in liquidated damages we accrued under throughput commitments of $12.3 million, a decrease in other commercial related income of $12.7 million and a decrease in gains on asset sales from $12.4 million in 2012 to $4.6 million in 2013.  These were partially offset by a decrease in unrealized losses relating to our diesel purchase and fuel surcharge risk management programs of $5.0 million.

Net interest expense.  The following table summarizes our net interest expense for the nine months ended September 30, 2013 and compares it with the information for the nine months ended September 30, 2012:

	Nine Months Ended September 30,		(Increase) Decrease
	2013	2012	in Net Loss
	(In thousands)
Interest expense	$(285,454)	$(229,210)	$(56,244)
Interest and investment income	4,749	3,568	1,181
	$(280,705)	$(225,642)	$(55,063)

The increase in interest expense is due to an increase in our outstanding debt in the first nine months of 2013 when compared with the first nine months of 2012, primarily as a result of financing transactions completed during 2012, which resulted in a net increase in debt outstanding of over $1 billion.

Income taxes.  Our effective income tax rate is sensitive to changes in and the relationship between annual profitability and the deduction for percentage depletion.

	Nine Months Ended September 30,		Increase
	2013	2012	in Net Loss
	(In thousands)
Benefit from income taxes	(230,734)	(262,656)	(31,922)

Income from discontinued operations, net of tax.  Canyon Fuel’s results and the gain from its sale, net of the related income tax impacts, are segregated from continuing operations.  See Note 3, “Discontinued Operations”, to the condensed consolidated financial statements for further information.

	Nine Months Ended September 30,		Decrease
	2013	2012	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	101,816	43,618	58,198

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Reported Segment Adjusted EBITDA	$221,561	$279,790	$486,722	$711,824
Corporate and other(1)	(28,177)	(23,279)	(99,159)	(94,565)
Adjusted EBITDA	193,384	256,511	387,563	617,259
Income tax (expense) benefit	121,913	(20,318)	230,734	262,656
Interest expense, net	(94,927)	(74,251)	(280,705)	(225,642)
Depreciation, depletion and amortization	(106,323)	(118,942)	(327,601)	(374,631)
Amortization of acquired sales contracts, net	2,568	4,093	7,587	22,561
Asset impairment and mine closure costs	(200,397)	2,144	(220,879)	(523,439)
Goodwill impairment	—	—	—	(115,791)
Other nonoperating expenses	—	—	—	(19,042)
Interest, depreciation, depletion and amortization classified as discontinued operations	(44,581)	(3,486)	(67,317)	(32,463)
Net loss attributable to Arch Coal	$(128,363)	$45,751	$(270,618)	$(388,532)

(1)                                 Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, borrowings under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions or refinancing activity. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, cash on hand or borrowings under our lines of credit. Such plans are subject to change based on our cash needs. Availability under our sources of liquidity, including cash and short-term investments, totaled $1.6 billion at September 30, 2013.

There were no borrowings under lines of credit during the three and nine months ended September 30, 2013.  Our average borrowing level under lines of credit was approximately $19.1 million for the three months ended September 30, 2012, and approximately $266.4 million for the nine months ended September 30, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$186,592	$356,395
Investing activities	206,478	(413,477)
Financing activities	(44,564)	469,689

Cash provided by operating activities decreased in the first nine months of 2013 compared to the first nine months of 2012, driven by the decrease in our operating profitability resulting from weak coal market conditions.

We generated cash from investing activities of $206.5 million in the first nine months of 2013 compared to cash used in investing activities of $413.5 million in the first nine months of 2012. We received cash of $422.7 million from the sale of Canyon Fuel in the third quarter of 2013. Capital expenditures decreased approximately $81 million during the nine months ended September 30, 2013 when compared with the nine months ended September 30, 2012 due to cash conservation efforts. We spent approximately $118.9 million during the nine months ended September 30, 2013 on the development of the Leer mine and made a $60.0 million payment on the South Hilight lease.  We expect the Leer mine’s longwall to begin production in December 2013.  Proceeds from dispositions of property, plant and equipment decreased by $13.8 million, but we received proceeds of $34.9 million in 2013 from the sale and leaseback of longwall shields at the Leer mine. We purchased short term investments of $85.4 million and $99.6 million in the first nine months of 2013 and the first nine months of 2012, respectively, and received proceeds from the sales of short term investments of $67.3 million in the first nine months of 2013.  In the first nine months of 2012, we purchased the noncontrolling interest in Arch Western for $17.5 million.

Cash used in financing activities was approximately $44.6 million in the first nine months of 2013, compared to cash provided by financing activities of approximately $469.7 million in the first nine months of 2012.  There were no borrowings under lines of credit during the nine months ended September 30, 2013.  In 2012, the proceeds from the $1.4 billion term loan in conjunction with the refinancing of our revolving credit facility were used, in part, to retire the remaining outstanding senior secured notes due in 2013 and the outstanding borrowings under our lines of credit.  The decrease in the dividend rate in the second quarter of 2012 from $0.11 to $0.03 reduced dividends paid from $36.1 million to $19.1 million during the first nine months of 2013 compared to the first nine months of 2012.

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

(2) Total losses for the ratio calculation were $308.3 million and total fixed charges were $305.3 million for the nine months ended September 30, 2013.  Total losses for the ratio calculation were $433.6 million and total fixed charges were $267.7 million for the nine months ended September 30, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations market pricing. We expect to sell a total of approximately 8 million tons of metallurgical coal in 2013.

Our commitments for 2013 and 2014 are as follows:

	2013		2014
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	114.1	$12.55	83.7	$13.31
Committed, Unpriced	1.5		9.0
Appalachia
Committed, Priced Thermal	7.6	$61.77	4.3	$57.75
Committed, Unpriced Thermal	—		0.3
Committed, Priced Metallurgical	6.7	$88.95	0.5	$96.40
Committed, Unpriced Metallurgical	0.2		0.7
Other Bituminous
Committed, Priced	7.9	$33.23	3.1	$38.50
Committed, Unpriced	0.5		0.2

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2013. The estimated future realization of the value of the trading portfolio is $0.4 million of gains in the remainder of 2013 and $7.0 million of gains in 2014.

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

During the nine months ended September 30, 2013, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.7 million. The linear mean of each daily VaR was $0.3 million. The final VaR at September 30, 2013 was $0.4 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2013 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.6 million to $1.9 million. The linear mean of each daily VaR was $1.1 million. The final VaR at September 30, 2013 was $1.0 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2013. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At September 30, 2013, we had protected the price of approximately 94% of our expected purchases for the remainder of 2013 and 82% of our 2014 purchases. At September 30, 2013, we had purchased heating oil call options for approximately 65 million gallons for the purpose of managing the price risk associated with future diesel purchases. We also purchase heating oil call options manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices.  At September 30, 2013, we held purchased call options for approximately 6.5 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.  These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2013, of our $5.1 billion principal amount of debt outstanding, approximately $1.6 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at September 30, 2013, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2012, the court entered a Memorandum Opinion and Order granting Hazard summary judgment on both Clean Water Act (“CWA”) and Surface Mining Control and Reclamation Act (“SMCRA”) claims finding that the CWA permit “shield” applies and that the SMCRA cannot be used to circumvent the CWA permit shield with respect to “point source” discharges.  The court denied summary judgment to the extent the facts showed there were “non-point source” discharges from areas disturbed by surface mining activities.  On October 4, 2012, the Sierra Club filed a Motion to Clarify Claims and Request Final Judgment Order notifying the court that all of its claims in the matter involved discharges from discrete “point sources” and that there remain no issues of law or fact that require court resolution.  The court entered a final judgment on January 11, 2013.  On January 22, 2013, the Sierra Club filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.  The court heard oral arguments from the parties on October 8, 2013 and the the matter is pending a decision by the court.

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

On October 4, 2013, we entered into a term sheet that set forth the principle terms of a settlement with Patriot, resolving all pending and potential legal claims arising out of the December 31, 2005 sale of assets to Magnum.  We agreed to pay $5.0 million to Patriot upon its exit from bankruptcy as part of the settlement agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2013, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2013. Based on the closing price of our common stock as reported on the New York Stock Exchange on November 4, 2013, the approximate dollar value of our common stock that may yet be purchased under this program was $51 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-Q for the period ended September 30, 2013 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 12, 2013