Form 10-Q
period 2014-03-31
ARCH COAL INC
filed 2014-05-12
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

At April 30, 2014 there were 212,279,999 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$735,971	$737,370
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	686,314	649,743
Depreciation, depletion and amortization	104,423	110,193
Amortization of acquired sales contracts, net	(3,696)	(2,810)
Change in fair value of coal derivatives and coal trading activities, net	914	1,308
Selling, general and administrative expenses	29,136	33,209
Other operating income, net	(7,998)	(2,842)
	809,093	788,801

Loss from operations	(73,122)	(51,431)
Interest expense, net
Interest expense	(96,471)	(95,074)
Interest and investment income	1,843	2,836
	(94,628)	(92,238)

Loss from continuing operations before income taxes	(167,750)	(143,669)
Benefit from income taxes	(43,611)	(59,353)
Loss from continuing operations	(124,139)	(84,316)
Income from discontinued operations, net of tax	—	14,267
Net loss	$(124,139)	$(70,049)

Loss from continuing operations
Basic and diluted loss per common share	$(0.59)	$(0.40)

Net loss
Basic and diluted loss per common share	$(0.59)	$(0.33)

Basic and diluted weighted average shares outstanding	212,171	212,062

Dividends declared per common share	$0.01	$0.03

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Net loss	$(124,139)	$(70,049)

Derivative instruments
Comprehensive loss before tax	(229)	(1,179)
Income tax benefit	82	425
	(147)	(754)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(1,847)	1,954
Income tax benefit (provision)	665	(703)
	(1,182)	1,251

Available-for-sale securities
Comprehensive income (loss) before tax	(2,033)	1,553
Income tax benefit (provision)	732	(559)
	(1,301)	994
Total other comprehensive income (loss)	(2,630)	1,491
Total comprehensive loss	$(126,769)	$(68,558)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$865,761	$911,099
Short term investments	248,572	248,414
Trade accounts receivable	230,002	198,020
Other receivables	44,810	31,553
Inventories	224,806	264,161
Prepaid royalties	6,896	8,083
Deferred income taxes	48,869	49,144
Coal derivative assets	12,316	14,851
Other current assets	55,296	56,746
Total current assets	1,737,328	1,782,071
Property, plant and equipment, net	6,616,144	6,734,286
Other assets
Prepaid royalties	87,552	87,577
Equity investments	223,235	221,456
Other noncurrent assets	158,925	164,803
Total other assets	469,712	473,836
Total assets	$8,823,184	$8,990,193
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$160,361	$176,142
Accrued expenses and other current liabilities	328,561	278,587
Current maturities of debt	29,950	33,493
Total current liabilities	518,872	488,222
Long-term debt	5,112,995	5,118,002
Asset retirement obligations	390,408	402,713
Accrued pension benefits	10,484	7,111
Accrued postretirement benefits other than pension	37,995	39,255
Accrued workers’ compensation	75,817	78,062
Deferred income taxes	368,057	413,546
Other noncurrent liabilities	181,866	190,033
Total liabilities	6,696,494	6,736,944
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,792 shares at both March 31, 2014 and December 31, 2013.	2,141	2,141
Paid-in capital	3,040,946	3,038,613
Treasury stock, at cost	(53,848)	(53,848)
Accumulated deficit	(897,611)	(771,349)
Accumulated other comprehensive income	35,062	37,692
Total stockholders’ equity	2,126,690	2,253,249
Total liabilities and stockholders’ equity	$8,823,184	$8,990,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(124,139)	$(70,049)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	104,423	118,868
Amortization of acquired sales contracts, net	(3,696)	(2,810)
Amortization relating to financing activities	3,236	6,167
Prepaid royalties expensed	1,803	3,537
Employee stock-based compensation expense	2,333	2,713
Gains on disposals and divestitures, net	(15,129)	(595)
Changes in:
Receivables	(27,245)	(12,340)
Inventories	7,441	(2,816)
Accounts payable, accrued expenses and other current liabilities	43,989	38,249
Income taxes, net	(115)	458
Deferred income taxes	(43,698)	(54,993)
Other	10,522	16,902
Cash provided by (used in) operating activities	(40,275)	43,291
Investing activities
Capital expenditures	(14,454)	(54,522)
Additions to prepaid royalties	(591)	(9,142)
Proceeds from disposals and divestitures	28,195	714
Purchases of short term investments	(119,176)	(26,787)
Proceeds from sales of short term investments	117,681	11,534
Investments in and advances to affiliates	(3,242)	(4,298)
Change in restricted cash	—	1,163
Cash provided by (used in) investing activities	8,413	(81,338)
Financing activities
Payments on term loan	(4,875)	(4,125)
Net payments on other debt	(4,521)	(5,964)
Debt financing costs	(1,957)	—
Dividends paid	(2,123)	(6,367)
Cash used in financing activities	(13,476)	(16,456)
Decrease in cash and cash equivalents	(45,338)	(54,503)
Cash and cash equivalents, beginning of period	911,099	784,622
Cash and cash equivalents, end of period	$865,761	$730,119

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

The Company completed the sale of Canyon Fuel Company, LLC (“Canyon Fuel”) on August 16, 2013.  The results of Canyon Fuel have been segregated from continuing operations and are reflected, net of tax, as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income:

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Loss
	(In thousands)
Balance at December 31, 2013	$565	$31,112	$6,015	$37,692
Unrealized gains (losses)	47	—	(1,657)	(1,610)
Amounts reclassified from accumulated other comprehensive income	(194)	(1,182)	356	(1,020)
Balance at March 31, 2014	$418	$29,930	$4,714	$35,062

The following amounts were reclassified out of accumulated other comprehensive income:

	Amount Reclassified from
	Accumulated other comprehensive income			Line Item in the
Details about accumulated other	Three months ended March 31,			Condensed Consolidated
comprehensive income components	2014	2013		Statement of Operations
	(In thousands)
Derivative instruments	$303	$859		Revenues
	(109)	(309)		Benefit from income taxes
	$194	$550		Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$2,626	$2,908	(1)
Amortization of actuarial gains (losses), net	(779)	(4,862	)(1)
	1,847	(1,954)		Total before tax
	(665)	703		Benefit from income taxes
	$1,182	$(1,251)		Net of tax

Available-for-sale securities	$(556)	$(59	)(2)	Interest and investment income
	200	21		Benefit from income taxes
	$(356)	$(38)		Net of tax

(1) Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

(2) The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4.  Divestitures

During the first quarter of 2014, the Company entered into agreements to sell an operating thermal coal complex and an idled thermal coal mine in Kentucky and the Company’s ADDCAR subsidiary, which manufactures a patented highwall mining system.  The sales closed during the quarter for total consideration of $45.5 million.  The Company received $26.3 million in cash and the remaining $19.0 million is payable $8.0 million on June 30, 2014 and $11.0 million on December 31, 2014.  The Company recognized a net pre-tax gain of $13.8 million from these divestitures, reflected in “other operating income, net” in the condensed consolidated statement of operations.

The following table summarizes the assets and liabilities of the divested operations reflected in the December 31, 2013 consolidated balance sheet:

(In thousands)
Inventories	$33,283
Other current assets	1,032
Net property, plant & equipment	104,587
Other noncurrent assets	139
Accounts payable and accrued expenses	13,005
Other noncurrent liabilities	24,276

The following table summarizes the results of Canyon Fuel, reflected as discontinued operations in the condensed consolidated statement of operations through the date of disposition:

Three Months Ended March 31, 2013
(In thousands)
Total revenues	$88,132
Income from discontinued operations before income taxes	$18,989
Less: income tax expense	4,722
Income from discontinued operations	$14,267
Basic and diluted earnings per common share from discontinued operations	$0.07

5.  Inventories

Inventories consist of the following:

	March 31,	December 31
	2014	2013
	(In thousands)
Coal	$98,125	$117,531
Repair parts and supplies	126,681	137,497
Work-in-process	—	9,133
	$224,806	$264,161

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $8.6 million at March 31, 2014 and $8.4 million at December 31, 2013.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2014
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$250,723	$4	$(2,155)	$248,572	$248,572	$—
Equity securities	5,420	12,203	(2,698)	14,925	—	14,925
Total Investments	$256,143	$12,207	$(4,853)	$263,497	$248,572	$14,925

	December 31, 2013
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$65,002	$11	$(75)	$64,938	$64,938	$—
Corporate notes and bonds	184,773	7	(1,304)	183,476	183,476	—
Equity securities	5,271	13,660	(2,902)	16,029	—	16,029
Total Investments	$255,046	$13,678	$(4,281)	$264,443	$248,414	$16,029

The aggregate fair value of investments with unrealized losses that have been owned for less than a year was $200.4 million and $164.3 million at March 31, 2014 and December 31, 2013, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $34.7 million and $48.7 million at March 31, 2014 and December 31, 2013, respectively.

The debt securities outstanding at March 31, 2014 have maturity dates ranging from the second quarter of 2014 through the third quarter of 2015.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

7.   Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2014. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2014, the Company had protected the price of approximately 87% of its expected purchases for the remainder of 2014 and 30% of its expected purchases during the first half of 2015. At March 31, 2014, the Company had purchased heating oil call options for approximately 61 million gallons for the purpose of managing the price risk associated with future diesel purchases.

The Company has also purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices for the respective carriers. At March 31, 2014, the Company held heating oil call options for 3.8 million gallons that will settle ratably in the remainder of 2014 for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

These positions reduce the Company’s risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.

Coal price risk management positions

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

At March 31, 2014, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2014	2015	Total
Coal sales	3,991	1,380	5,371
Coal purchases	1,778	—	1,778

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $6.6 million of gains during the remainder of 2014 and $1.4 million of gains in 2015.

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

	March 31, 2014			December 31, 2013
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,101	$(215)		$909	$(26)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	2,683	—		4,681	—
Heating oil — fuel surcharges	152	—		422	—
Coal — held for trading purposes	75,886	(67,944)		55,327	(45,763)
Coal — risk management	4,543	(1,453)		6,342	(1,950)
Natural gas	398	—		—	—
Total	83,662	(69,397)		66,772	(47,713)
Total derivatives	84,763	(69,612)		67,681	(47,739)
Effect of counterparty netting	(69,612)	69,612		(47,727)	47,727
Net derivatives as classified in the balance sheets	$15,151	$—	$15,151	$19,954	$(12)	$19,942

		March 31, 2014	December 31, 2013
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$2,835	$5,103
Coal	Coal derivative assets	12,316	14,851
	Accrued expenses and other current liabilities	—	(12)
		$15,151	$19,942

The Company had a current asset for the right to reclaim cash collateral of $6.5 million at March 31, 2014 and $2.2 million at December 31, 2013. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

For the Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2014	2013	2014	2013
Coal sales	(1)	$(515)	$(176)	$706	$1,221
Coal purchases	(2)	589	(182)	(404)	(362)
Totals		$74	$(358)	$302	$859

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments (in thousands)

For the Three Months Ended March 31,

		Gain (Loss) Recognized
		2014	2013
Coal — unrealized	(3)	$(1,302)	$1,470
Coal — realized	(4)	$2,879	$9,217
Natural gas — unrealized	(3)	$8	$—
Heating oil — diesel purchases	(4)	$(2,963)	$(4,261)
Heating oil — fuel surcharges	(4)	$(254)	$(565)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

The Company recognized net unrealized and realized  gains of $0.4 million  during the three months ended March 31, 2014 and net unrealized and realized losses of $2.8 million during the three months ended March 31, 2013 related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at March 31, 2014, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $0.9 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

8.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Payroll and employee benefits	$58,220	$67,621
Taxes other than income taxes	112,406	114,664
Interest	79,731	18,528
Acquired sales contracts	14,439	14,373
Workers’ compensation	16,470	12,434
Asset retirement obligations	22,682	24,940
Other	24,613	26,027
	$328,561	$278,587

9.  Debt and Financing Arrangements

	March 31,	December 31,
	2014	2013
	(In thousands)
Term loan due 2018 ($1.92 billion and $1.93 billion face value, respectively)	$1,902,731	$1,906,975
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	362,573	362,358
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	27,641	32,162
	5,142,945	5,151,495
Less current maturities of debt	29,950	33,493
Long-term debt	$5,112,995	$5,118,002

At March 31, 2014, the available borrowing capacity under the Company’s lines of credit was approximately $250.1 million.

10.    Income taxes

During the three months ended March 31, 2014, the Company determined it was more likely than not that a portion of the federal and state net operating losses it expects to generate in 2014 will not be realized through future taxable income, and the estimated annual effective rate includes a valuation allowance for that portion.   In applying the estimated annual effective rate to earnings for the three months ended March 31, 2014, the Company increased its valuation allowance by $21.6 million related to federal net operating losses and $2.2 million related to state net operating losses.

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2014.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$263,497	$14,925	$248,572	$—
Derivatives	15,151	10,956	218	3,977
Total assets	$278,648	$25,881	$248,790	$3,977

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

Three Months Ended March 31, 2014
(In thousands)
Balance, beginning of period	$4,946
Realized and unrealized losses recognized in earnings, net	(2,925)
Purchases	1,956
Ending balance	$3,977

Net unrealized losses of $2.6 million were recognized during the three months ended March 31, 2014 related to level 3 financial instruments held on March 31, 2014.

Fair Value of Long-Term Debt

At March 31, 2014 and December 31, 2013, the fair value of the Company’s debt, including amounts classified as current, was $4.5 billion and $4.6 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

12.   Loss Per Common Share

The effect of options, restricted stock and restricted stock units equaling 6.9 million and 8.6 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three month periods ended March 31, 2014 and 2013, respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three months ended March 31, 2014 and 2013 were not significant.

13.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$5,924	$7,700
Interest cost	4,364	3,926
Expected return on plan assets	(5,978)	(5,806)
Amortization of prior service costs (credits)	(54)	(158)
Amortization of other actuarial losses	948	4,551
Net benefit cost	$5,204	$10,213

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Service cost	$444	$556
Interest cost	464	431
Amortization of prior service credits	(2,501)	(2,750)
Amortization of other actuarial losses (gains)	(170)	77
Net benefit credit	$(1,763)	$(1,686)

14.   Commitments and Contingencies

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

In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. As of March 31, 2014 and December 31, 2013, the Company had accrued $23.1 million and $30.4 million, respectively, for all legal matters, including $10.1 million and $11.7 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

15.  Segment Information

The Company’s reportable business segments are based on the major coal producing basins in which the Company operates  and may include a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mining complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin, and, accordingly, market and contract pricing have developed by coal basin. Mining operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; and the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia.  The “Other” category combines other operating segments and includes the Company’s coal mining operations in Colorado and Illinois and its ADDCAR subsidiary, which the Company sold in the first quarter of 2014.

Operating segment results for the three months ended March 31, 2014 and 2013 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level.  These reportable segments results do not reflect the mine closure or impairment costs, since those are not reflected in the operating income reviewed by management.  Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.   The operating segment results reflect only those from continuing operations, and exclude the results of Canyon Fuel, since they are classified as discontinued operations in the condensed consolidated statements of operations.

The asset amounts below represent an allocation of assets consistent with the basis used for the Company’s incentive compensation plans. The amounts in Corporate, Other and Eliminations represent primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Revenues	$358,607	$279,137	$98,227	$—	$735,971
Income (loss) from operations	(4,898)	(25,728)	1,635	(44,131)	(73,122)
Depreciation, depletion and amortization	39,245	54,988	9,519	671	104,423
Amortization of acquired sales contracts, net	(789)	(2,974)	67	—	(3,696)
Capital expenditures	2,094	8,156	1,801	2,403	14,454

Three Months Ended March 31, 2013
Revenues	$361,946	$282,618	$92,806	$—	$737,370
Income (loss) from operations	15,516	(27,116)	7,384	(47,215)	(51,431)
Depreciation, depletion and amortization	42,227	55,331	11,304	1,331	110,193
Amortization of acquired sales contracts, net	(1,199)	(2,472)	861	—	(2,810)
Capital expenditures	2,157	49,297	763	2,305	54,522

A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Loss from operations	$(73,122)	$(51,431)
Interest expense	(96,471)	(95,074)
Interest and investment income	1,843	2,836
Loss from continuing operations before income taxes	$(167,750)	$(143,669)

16. Supplemental Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$735,971	$—	$—	$735,971
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,389	683,775	—	(850)	686,314
Depreciation, depletion and amortization	1,472	102,942	9	—	104,423
Amortization of acquired sales contracts, net	—	(3,696)	—	—	(3,696)
Change in fair value of coal derivatives and coal trading activities, net	—	914	—	—	914
Selling, general and administrative expenses	19,944	7,865	1,803	(476)	29,136
Other operating income, net	1,593	(9,480)	(1,437)	1,326	(7,998)
	26,398	782,320	375	—	809,093
Loss from investment in subsidiaries	(35,347)	—	—	35,347	—
Loss from operations	(61,745)	(46,349)	(375)	35,347	(73,122)
Interest expense, net
Interest expense	(113,655)	(6,324)	(1,050)	24,558	(96,471)
Interest and investment income	7,601	17,651	1,149	(24,558)	1,843
	(106,054)	11,327	99	—	(94,628)

Loss from continuing operations before income taxes	(167,799)	(35,022)	(276)	35,347	(167,750)
Provision for (benefit from) income taxes	(43,660)	—	49	—	(43,611)
Net loss	$(124,139)	$(35,022)	$(325)	$35,347	$(124,139)
Total comprehensive loss	$(126,769)	$(36,428)	$(325)	$36,753	$(126,769)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$737,370	$—	$—	$737,370
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,883	646,860	—	—	649,743
Depreciation, depletion and amortization	1,406	108,778	9	—	110,193
Amortization of acquired sales contracts, net	—	(2,810)	—	—	(2,810)
Change in fair value of coal derivatives and coal trading activities, net	—	1,308	—	—	1,308
Selling, general and administrative expenses	21,698	10,035	1,476	—	33,209
Other operating income, net	(5,907)	4,077	(1,012)	—	(2,842)
	20,080	768,248	473	—	788,801
Income from investment in subsidiaries	(2,871)	—	—	2,871	—
Income (loss) from operations	(22,951)	(30,878)	(473)	2,871	(51,431)
Interest expense, net
Interest expense	(110,827)	(6,442)	(1,041)	23,236	(95,074)
Interest and investment income	9,098	15,443	1,531	(23,236)	2,836
	(101,729)	9,001	490	—	(92,238)

Income (loss) from continuing operations before income taxes	(124,680)	(21,877)	17	2,871	(143,669)
Benefit from income taxes	(59,353)	—	—	—	(59,353)
Income (loss) from continuing operations	(65,327)	(21,877)	17	2,871	(84,316)
Income from discontinued operations, net of tax	(4,722)	18,989	—	—	14,267
Net income (loss)	$(70,049)	$(2,888)	$17	$2,871	$(70,049)
Total comprehensive income (loss)	$(68,558)	$(3,324)	$17	$3,307	$(68,558)

Condensed Consolidating Balance Sheets

March 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$753,902	$100,353	$11,506	$—	$865,761
Short term investments	248,572	—	—	—	248,572
Receivables	33,115	16,594	229,737	(4,634)	274,812
Inventories	—	224,806	—	—	224,806
Other	80,500	42,347	530	—	123,377
Total current assets	1,116,089	384,100	241,773	(4,634)	1,737,328

Property, plant and equipment, net	23,765	6,592,317	28	34	6,616,144

Investment in subsidiaries	7,724,424	—	—	(7,724,424)	—
Intercompany receivables	—	2,079,874	—	(2,079,874)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	157,663	311,976	73	—	469,712
Total other assets	8,557,087	2,391,850	73	(10,479,298)	469,712
Total assets	$9,696,941	$9,368,267	$241,874	$(10,483,898)	$8,823,184

Liabilities and Stockholders’ Equity
Accounts payable	$18,326	$141,921	$114	$—	$160,361
Accrued expenses and other current liabilities	105,706	226,757	732	(4,634)	328,561
Current maturities of debt	25,481	4,469	—	—	29,950
Total current liabilities	149,513	373,147	846	(4,634)	518,872
Long-term debt	5,095,777	17,218	—	—	5,112,995
Intercompany payables	1,865,706	—	214,168	(2,079,874)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,018	389,390	—	—	390,408
Accrued pension benefits	2,873	7,611	—	—	10,484
Accrued postretirement benefits other than pension	4,213	33,782	—	—	37,995
Accrued workers’ compensation	27,606	48,211	—	—	75,817
Deferred income taxes	368,057	—	—	—	368,057
Other noncurrent liabilities	55,522	126,039	305	—	181,866
Total liabilities	7,570,285	1,670,398	215,319	(2,759,508)	6,696,494
Stockholders’ equity	2,126,656	7,697,869	26,555	(7,724,390)	2,126,690
Total liabilities and stockholders’ equity	$9,696,941	$9,368,267	$241,874	$(10,483,898)	$8,823,184

Condensed Consolidating Balance Sheets

December 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$799,333	$100,418	$11,348	$—	$911,099
Short term investments	248,414	—	—	—	248,414
Receivables	14,177	23,018	197,015	(4,637)	229,573
Inventories	—	264,161	—	—	264,161
Other	84,401	43,617	806	—	128,824
Total current assets	1,146,325	431,214	209,169	(4,637)	1,782,071

Property, plant and equipment, net	24,851	6,709,398	37	—	6,734,286

Investment in subsidiaries	7,741,589	—	—	(7,741,589)	—
Intercompany receivables		1,953,719	(181,095)	(1,772,624)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	162,287	311,463	86	—	473,836
Total other assets	8,578,876	2,265,182	(181,009)	(10,189,213)	473,836
Total assets	$9,750,052	$9,405,794	$28,197	$(10,193,850)	$8,990,193

Liabilities and Stockholders’ Equity
Accounts payable	$17,781	$158,224	$137	$—	$176,142
Accrued expenses and other current liabilities	53,779	228,664	781	(4,637)	278,587
Current maturities of debt	28,882	4,611	—	—	33,493
Total current liabilities	100,442	391,499	918	(4,637)	488,222
Long-term debt	5,099,833	18,169	—		5,118,002
Intercompany payables	1,772,624	—	—	(1,772,624)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,095	401,618	—	—	402,713
Accrued pension benefits	7,797	(686)	—	—	7,111
Accrued postretirement benefits other than pension	12,079	27,176	—	—	39,255
Accrued workers’ compensation	21,546	56,516	—	—	78,062
Deferred income taxes	413,546	—	—	—	413,546
Other noncurrent liabilities	67,841	121,794	398	—	190,033
Total liabilities	7,496,803	1,691,086	1,316	(2,452,261)	6,736,944
Stockholders’ equity	2,253,249	7,714,708	26,881	(7,741,589)	2,253,249
Total liabilities and stockholders’ equity	$9,750,052	$9,405,794	$28,197	$(10,193,850)	$8,990,193

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(150,338)	$142,978	$(32,915)	$—	$(40,275)
Investing Activities
Capital expenditures	(492)	(13,962)	—	—	(14,454)
Additions to prepaid royalties	—	(591)	—	—	(591)
Proceeds from disposals and divestitures	26,319	1,876	—	—	28,195
Purchases of short term investments	(119,176)	—	—	—	(119,176)
Proceeds from sales of short term investments	117,681	—	—	—	117,681
Investments in and advances to affiliates	(1,016)	(2,226)	—	—	(3,242)
Cash provided by (used in) investing activities	23,316	(14,903)	—	—	8,413
Financing Activities
Payments on term loan	(4,875)	—	—	—	(4,875)
Net payments on other debt	(4,521)	—	—	—	(4,521)
Debt financing costs	(1,957)	—	—	—	(1,957)
Dividends paid	(2,123)	—	—	—	(2,123)
Transactions with affiliates, net	95,067	(128,140)	33,073	—	—
Cash provided by (used in) financing activities	81,591	(128,140)	33,073	—	(13,476)
Increase (decrease) in cash and cash equivalents	(45,431)	(65)	158	—	(45,338)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099
Cash and cash equivalents, end of period	$753,902	$100,353	$11,506	$—	$865,761

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(61,840)	$120,755	$(15,624)	$—	$43,291
Investing Activities
Capital expenditures	(615)	(53,907)	—	—	(54,522)
Additions to prepaid royalties	—	(9,142)	—	—	(9,142)
Proceeds from disposals and divestitures	—	714	—	—	714
Purchases of short term investments	(26,787)	—	—	—	(26,787)
Proceeds from sales of short term investments	11,534	—	—	—	11,534
Investments in and advances to affiliates	(2,043)	(2,383)	—	128	(4,298)
Change in restricted cash	1,163	—	—	—	1,163
Cash provided by (used in) investing activities	(16,748)	(64,718)	—	128	(81,338)
Financing Activities
Contributions from parent	—	128	—	(128)	—
Payments on term loan	(4,125)	—	—	—	(4,125)
Net payments on other debt	(5,836)	(128)	—	—	(5,964)
Dividends paid	(6,367)	—	—	—	(6,367)
Transactions with affiliates, net	20,911	(36,076)	15,165	—	—
Cash provided by (used in) financing activities	4,583	(36,076)	15,165	(128)	(16,456)
Increase (decrease) in cash and cash equivalents	(74,005)	19,961	(459)	—	(54,503)
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622
Cash and cash equivalents, end of period	$597,308	$120,429	$12,382	$—	$730,119

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results during the first quarter of 2014, when compared to the first quarter of 2013, were impacted by the  continuing weakness in coal markets, particularly for metallurgical and eastern thermal coal, and rail issues in the Powder River Basin.

Seaborne coal markets remain challenged, as oversupply continues to pressure global prices for metallurgical and thermal coals, and we expect the seaborne markets to remain weak throughout 2014.  Our Leer mining complex began longwall production in December of 2013, adding high-quality metallurgical coal capacity to our Appalachian region and decreasing our regional cost structure.  Due to the weak markets, we sold 1.6 million tons of metallurgical coal in the first quarter of 2014 compared to 1.7 million in the first quarter of 2013.

Power generation hit record levels in the first quarter of 2014, due to the cold winter weather throughout most of the U.S.  U.S. utility coal stockpiles decreased during the winter of 2014, particularly at plants sourced from the Powder River Basin, where weather and rail service disruptions have impacted deliveries. We have witnessed improved pricing in the Powder River Basin, and new firm sales commitments in 2014 reflect higher prices than 2013. See further information regarding committed sales in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Management has continued to focus on capital spending reductions, cost containment and efficiency efforts, and working capital and liquidity management to preserve liquidity and prepare the company to capitalize on opportunities when coal markets recover.

As part of our strategy to review our asset portfolio, we completed the sales of an operating thermal coal complex and an idled thermal coal mine in Kentucky, and our ADDCAR subsidiary, which manufactures a patented highwall mining system. We recognized net pre-tax gains from these sales of $13.8 million in the first quarter of 2014.

Regional Performance

The following table shows results by operating segment for the three months ended March 31, 2014 and compares it with the information for the three months ended March 31, 2013.  The “other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended March 31,
	2014	2013
Powder River Basin
Tons sold (in thousands)	25,666	26,612
Coal sales per ton sold	$12.73	$12.68
Cost per ton sold	$12.98	$12.24
Operating margin (loss) per ton sold	$(0.25)	$0.44
Adjusted EBITDA (in thousands)	$33,558	$56,544
Appalachia
Tons sold (in thousands)	3,589	3,387
Coal sales per ton sold	$67.70	$74.76
Cost per ton sold	$80.80	$83.49
Operating loss per ton sold	$(13.10)	$(8.73)
Adjusted EBITDA (in thousands)	$26,286	$25,742
Other
Tons sold (in thousands)	2,102	1,926
Coal sales per ton sold	$28.64	$32.39
Cost per ton sold	$27.17	$29.15
Operating margin per ton sold	$1.47	$3.24
Adjusted EBITDA (in thousands)	$13,195	$19,625

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.    Since other companies may calculate these per ton amounts differently, our calculation may not be comparable to similarly titled measures used by those companies.

Powder River Basin — Adjusted EBITDA decreased approximately 40% in the first quarter of 2014 when compared to the first quarter of 2013 due to lower sales volumes and higher spending, primarily on repairs and maintenance.  These costs were incurred in anticipation of higher sales volume levels to meet higher demand in the region, which did not materialize during the quarter due to the ongoing rail performance issues impacting the region.

Appalachia — Adjusted EBITDA increased slightly in the first quarter of 2014 when compared to the first quarter of 2013 due to the gain on the sale of the operating thermal coal complex and  idled thermal coal mine in Kentucky in the first quarter of 2014 ($16.6 million) and an increase in thermal coal sales volumes, which were partially offset by the impact of lower coal pricing.  Lower average coal pricing in the first quarter of 2014 when compared to the first quarter of 2013 was the result of lower thermal coal pricing and the weak metallurgical coal markets, which led to a decrease in metallurgical coal sales.  While thermal coal pricing was lower than in the prior year, it was slightly improved over the pricing in the fourth quarter of 2013. The startup of the longwall at the Leer mining complex and lower depreciation, depletion and amortization costs contributed to lower per-ton costs in the first quarter of 2014.

Other — Operating margin per ton and Adjusted EBITDA decreased in the first quarter of 2014 when compared to the first quarter of 2013 due to a decrease in export pricing and the roll-off of long-term contracts, which resulted in a decrease in per-ton realizations.  Lower per-ton pricing was partially offset by an improvement in per-ton costs, the result of higher sales volumes.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary prior to its disposal.

Coal sales.  The following table summarizes information about our coal sales during the three months ended March 31, 2014 and compares it with the information for the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013	Decrease
	(In thousands)
Coal sales	$734,033	$736,486	$(2,453)
Tons sold	31,357	31,925	(568)

Coal sales remained relatively flat in the first quarter of 2014 from the first quarter of 2013 on a consolidated basis, as the impact of lower sales volumes (a decrease of approximately $13 million) was partially offset by the impact of higher average per-ton pricing (an increase of approximately $11 million).  Due to the impact of changes in the regional mix, average pricing increased from $23.07 to $23.41 per ton, despite decreases in regional pricing, as sales volumes increased in regions with higher pricing.   See discussion in “Regional Performance” for further information about regional result.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2014 and compares it with the information for the three months ended March 31, 2013:

	Three Months Ended March 31,		(Increase) Decrease
	2014	2013	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$686,314	$649,743	$(36,571)
Depreciation, depletion and amortization	104,423	110,193	5,770
Amortization of acquired sales contracts, net	(3,696)	(2,810)	886
Change in fair value of coal derivatives and coal trading activities, net	914	1,308	394
Selling, general and administrative expenses	29,136	33,209	4,073
Other operating income, net	(7,998)	(2,842)	5,156
Total costs, expenses and other	$809,093	$788,801	$(20,292)

Cost of sales.  Our cost of sales increased in the first quarter of 2014 from the first quarter of 2013, primarily due to an increase in sales volumes from the Appalachia region and increased spending in the Powder River Basin, which resulted in higher average per-ton costs.  Higher costs resulted in an increase in cost of sales of approximately $34 million.   In addition, transportation costs increased approximately $14 million in the first quarter of 2014 from the first quarter of 2013, primarily due to increased barge traffic.  The impact of lower sales volumes partially offset the impact of higher costs (a decrease of approximately $10 million).  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first quarter of 2013, depreciation, depletion and amortization costs decreased in 2014 primarily due to the lower production levels in the Powder River Basin and ongoing reductions in capital spending.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first quarter of 2013, due generally to decreases in legal and professional fees ($2.0 million), and other decreases in discretionary spending.

Other operating income, net.  When compared with the first quarter of 2013, other operating income, net increased during the first quarter of 2014, primarily due to the divestitures of mining operations in the Appalachia region and our ADDCAR subsidiary discussed previously, which, when combined with other asset sales, resulted in an increase in gains of $14.5 million.  In addition, unrealized losses on derivatives in our diesel purchase risk management program decreased $2.8 million.  These factors were partially offset by a decrease in settlement gains of $6.3 million on derivatives used to manage coal price risk, a decrease in other commercial income of $3.2 million, and an increase of $2.1 million to $12.5 million of costs related to export shortfalls under throughput arrangements.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the three months ended March 31, 2014 and compares it with the information for the three months ended March 31, 2013:

	Three Months Ended March 31,		Increase
	2014	2013	in Net Loss
	(In thousands)
Benefit from income taxes	$(43,611)	$(59,353)	$(15,742)

The income tax benefit rate of 26% in the first quarter of 2014 decreased from 41% in the first quarter of 2013 due to the establishment of a valuation allowance totaling $23.8 million relating to 2014 federal and state net operating loss carryforwards.

Income from discontinued operations, net of tax  The results of our Canyon Fuel subsidiary prior to its disposal are segregated from continuing operations. See further information in Note 4 to the condensed consolidated financial statements.

	Three Months Ended March 31,		Increase
	2014	2013	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	$—	$14,267	$(14,267)

Reconciliation of NON-GAAP measures

Segment coal sales per ton sold

Segment coal sales per ton sold are calculated as the segment’s coal sales revenues divided by segment tons sold.  The segments’ sales per tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in “other income” on the statement of operations, but relate to price protection on the sale of coal. Segment sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles.  We believe segment sales per ton sold better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition.  Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Reported segment coal sales revenues	$629,953	$652,887
Coal risk management derivative settlements classified in “other income”	(2,879)	(9,217)
Transportation costs	106,959	92,816
Coal sales	$734,033	$736,486

Segment cost per ton sold

Segment costs per ton sold are calculated as the segment’s cost of tons sold divided by segment tons sold. The segments’ cost of tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in “other income” on the statement of operations, but relate directly to the costs incurred to produce coal. Segment cost of tons sold is not not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cost of tons sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cost of tons sold should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Reported segment cost of tons sold	$680,296	$664,677
Diesel fuel risk management derivative settlements classified in “other income”	(1,879)	(4,662)
Transportation costs	106,959	92,816
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(103,751)	(108,435)
Other (other operating segments, operating overhead, etc.)	4,689	5,347
Cost of sales	$686,314	$649,743

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reported Segment Adjusted EBITDA	$73,039	$101,911
EBITDA from discontinued operations	—	27,677
Corporate and other (1)	(45,434)	(45,959)
Adjusted EBITDA	27,605	83,629
Income tax benefit	43,611	59,353
Interest expense, net	(94,628)	(92,238)
Depreciation, depletion and amortization	(104,423)	(110,193)
Amortization of acquired sales contracts, net	3,696	2,810
Interest, depreciation, depletion and amortization classified as discontinued operations	—	(13,410)
Net loss	$(124,139)	$(70,049)

(1)                                     Corporate and other Adjusted EBITDA includes primarily selling, general and administrative expenses, income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, availability under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions or refinancing activity. Excluding significant investing activity, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, cash on hand or borrowings under our lines of credit. Such plans are subject to change based on our cash needs. Availability under our sources of liquidity, including cash and short-term investments, totaled $1.4 billion at March 31, 2014.   During the market down cycle our focus is preserving availability under credit agreements and prudently managing costs, particularly capital expenditures.

We have no meaningful maturities of debt until 2018 and no major financial maintenance covenants until June 2015, when a senior secured leverage ratio covenant goes into effect.  Until then, only a minimum liquidity covenant of $550 million remains in place.  We have no borrowings outstanding under our revolving credit agreement at March 31, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(40,275)	$43,291
Investing activities	8,413	(81,338)
Financing activities	(13,476)	(16,456)

We used cash in operating activities during the first quarter of 2014 compared to generating cash from operations in the first quarter of 2013, driven by the decrease in our operating profitability resulting from weak coal market conditions and shipping issues in the Powder River Basin.

We generated cash from investing activities of $8.4 million in the first quarter of 2014 compared to cash used in investing activities of $81.3 million in the first quarter of  2013.  Capital expenditures and additions to prepaid royalties decreased approximately $40.1 million and $8.6 million, respectively, during the three months ended March 31, 2014 when compared with the three months ended March 31, 2013.  Cash conservation efforts and the start up of the Leer mining complex longwall in the first quarter of 2014 were responsible for the decrease in capital expenditures.  The divestitures of a Kentucky operation and idled assets and our ADDCAR subsidiary resulted in an increase of $27.5 million in proceeds from the asset sales and divestitures.  We will receive additional consideration of $19 million by the end of 2014 relating to the ADDCAR divestiture.  Compared with the three months ended March 31, 2013, we invested net $13.8 million less in short term investments in the three months ended March 31, 2014.

Cash used in financing activities was approximately $3 million less in the three months ended March 31, 2014, primarily due to the decrease in the dividend rate.   The decrease in the dividend rate in the first quarter of 2014 from $0.03 to $0.01 reduced dividends paid from $6.4 million during the three months ended March 31, 2013 to $2.1 million during the three months ended March 31, 2014.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	N/A	(2)

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

(2)                                     Total losses for the ratio calculation were $65.8 million and total fixed charges were $99.3 million for the three months ended March 31, 2014.  Total losses for the ratio calculation were $46.9 million and total fixed charges were $101.6 million for the three months ended March 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments.  Sales commitments in the metallurgical coal market are typically not long-term in nature, and we are therefore subject to fluctuations in market pricing.

Our sales commitments were as follows as of April 22, 2014:

	2014		2015
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	102.0	$13.08	57.8	$13.76
Committed, Unpriced	5.8		8.6
Appalachia
Committed, Priced Thermal	6.0	$56.88	2.6	$55.34
Committed, Unpriced Thermal	0.2		—
Committed, Priced Metallurgical	5.0	$83.50	1.6	$85.68
Committed, Unpriced Metallurgical	0.5		0.2
Other Bituminous
Committed, Priced	6.2	$31.90	2.5	$38.95
Committed, Unpriced	0.2		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2014. The estimated future realization of the value of the trading portfolio is $6.6 million of gains in the remainder of 2014 and $1.4 million of gains in 2015.

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

VaR is a statistical one-tail confidence interval and down side risk estimate that relies on recent history to estimate how the value of the portfolio of positions will change if markets behave in the same way as they have in the recent past. The level of confidence is 95%.   The time across which these possible value changes are being estimated is through the end of the next business day. A closed-form delta-neutral method used throughout the finance and energy sectors is employed to calculate this VaR. VaR is back tested to verify its usefulness.

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

During the three months ended March 31, 2014, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.4 million. The linear mean of each daily VaR was $0.2 million. The final VaR at March 31, 2014 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the three months ended March 31, 2014 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.2 million to $0.5 million. The linear mean of each daily VaR was $0.3 million. The final VaR at March 31, 2014 was $0.2 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2014. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At March 31, 2014, we had protected the price of approximately 87% of our expected purchases for the remainder of 2014 and 30% of our purchases in the first half of 2015. At March 31, 2014, we had purchased heating oil call options for approximately 61 million gallons for the purpose of managing the price risk associated with future diesel purchases. We also purchase heating oil call options to manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices.  At March 31, 2014, we held purchased call options for approximately 3.8 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.  These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2014, of our $5.1 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at March 31, 2014, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mingo Logan filed a motion for summary judgment with the district court in July 2009, asking that judgment be entered in its favor because no outstanding legal issues remained for decision as a result of the Fourth Circuit’s February 2009 decision.  By a series of motions, the United States obtained extensions and stays of the obligation to respond to the motion in the wake of its letters to the Corps dated September 3 and October 16, 2009 (discussed below).  By order dated April 22, 2010, the District Court stayed the case as to Mingo Logan for the shorter of either six months or the completion of the U.S. Environmental Protection Agency’s (EPA) proposed action to deny Mingo Logan the right to use its Corps’ permit (as discussed below).

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the DC Circuit’s decision.  On March 24, 2014, the Supreme Court denied Mingo

Logan’s Petition for Writ of Certiorari.  The matter will be remanded to the federal district court for the District of Columbia for further proceedings on the merits of the Final Determination.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2014, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2014. Based on the closing price of our common stock as reported on the New York Stock Exchange on April 30, 2014, the approximate dollar value of our common stock that may yet be purchased under this program was $50.0 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Item 6.   Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

10.1*	Form of Performance Shares Contract
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-Q for the period ended March 31, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

May 12, 2014