Form 10-Q
period 2014-09-30
ARCH COAL INC
filed 2014-11-07
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014 there were 212,274,112 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$742,180	$791,269	$2,191,927	$2,294,971
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	647,096	688,712	1,955,547	1,994,653
Depreciation, depletion and amortization	105,155	106,323	312,042	327,601
Amortization of acquired sales contracts, net	(3,013)	(2,568)	(9,948)	(7,587)
Change in fair value of coal derivatives and coal trading activities, net	(3,733)	9,753	(5,811)	2,053
Asset impairment and mine closure costs	5,060	200,397	6,572	220,879
Selling, general and administrative expenses	28,136	28,800	87,203	96,311
Other operating income, net	(1,221)	(5,395)	(9,451)	(16,476)
	777,480	1,026,022	2,336,154	2,617,434

Loss from operations	(35,300)	(234,753)	(144,227)	(322,463)
Interest expense, net
Interest expense	(98,217)	(95,624)	(292,648)	(285,454)
Interest and investment income	1,949	697	5,828	4,749
	(96,268)	(94,927)	(286,820)	(280,705)

Loss from continuing operations before income taxes	(131,568)	(329,680)	(431,047)	(603,168)
Benefit from income taxes	(34,350)	(121,913)	(112,830)	(230,734)
Loss from continuing operations	(97,218)	(207,767)	(318,217)	(372,434)
Income from discontinued operations, net of tax	—	79,404	—	101,816
Net loss	$(97,218)	$(128,363)	$(318,217)	$(270,618)

Losses per common share
Basic and diluted LPS - Loss from continuing operations	$(0.46)	$(0.98)	$(1.50)	$(1.76)

Basic and diluted LPS - Net loss	$(0.46)	$(0.61)	$(1.50)	$(1.28)

Basic and diluted weighted average shares outstanding	212,238	212,111	212,212	212,085

Dividends declared per common share	$—	$0.03	$0.01	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net loss	$(97,218)	$(128,363)	$(318,217)	$(270,618)

Derivative instruments
Comprehensive income (loss) before tax	520	1,346	1,298	(224)
Income tax benefit (provision)	(187)	(486)	(467)	82
	333	860	831	(142)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(1,210)	1,277	(5,326)	4,981
Income tax benefit (provision)	435	(458)	1,917	(1,791)
	(775)	819	(3,409)	3,190
Available-for-sale securities
Comprehensive income (loss) before tax	(2,401)	1,136	(5,637)	7,648
Income tax benefit (provision)	864	(448)	2,029	(2,795)
	(1,537)	688	(3,608)	4,853

Total other comprehensive income (loss)	(1,979)	2,367	(6,186)	7,901
Total comprehensive loss	$(99,197)	$(125,996)	$(324,403)	$(262,717)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$795,934	$911,099
Short term investments	249,067	248,414
Trade accounts receivable	213,369	198,020
Other receivables	32,769	31,553
Inventories	209,659	264,161
Prepaid royalties	11,021	8,083
Deferred income taxes	48,786	49,144
Coal derivative assets	15,642	14,851
Other current assets	49,470	56,746
Total current assets	1,625,717	1,782,071
Property, plant and equipment, net	6,532,118	6,734,286
Other assets
Prepaid royalties	82,598	87,577
Equity investments	232,077	221,456
Other noncurrent assets	146,272	164,803
Total other assets	460,947	473,836
Total assets	$8,618,782	$8,990,193
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$173,835	$176,142
Accrued expenses and other current liabilities	342,709	278,587
Current maturities of debt	29,977	33,493
Total current liabilities	546,521	488,222
Long-term debt	5,126,186	5,118,002
Asset retirement obligations	400,935	402,713
Accrued pension benefits	15,294	7,111
Accrued postretirement benefits other than pension	39,127	39,255
Accrued workers’ compensation	78,520	78,062
Deferred income taxes	296,639	413,546
Other noncurrent liabilities	181,163	190,033
Total liabilities	6,684,385	6,736,944
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,791 shares and 213,792 shares at September 30, 2014 and December 31, 2013, respectively	2,141	2,141
Paid-in capital	3,046,302	3,038,613
Treasury stock, at cost, 1,517 shares and 1,512 shares at September 30, 2014 and December 31, 2013, respectively	(53,863)	(53,848)
Accumulated deficit	(1,091,689)	(771,349)
Accumulated other comprehensive income	31,506	37,692
Total stockholders’ equity	1,934,397	2,253,249
Total liabilities and stockholders’ equity	$8,618,782	$8,990,193

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net loss	$(318,217)	$(270,618)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	312,042	348,863
Amortization of acquired sales contracts, net	(9,948)	(7,587)
Amortization relating to financing activities	12,349	18,525
Prepaid royalties expensed	5,645	11,973
Employee stock-based compensation expense	7,689	8,909
Asset impairment costs	1,512	220,879
Amortization of premiums on debt securities held	—	3,679
Gains on disposals and divestitures, net	(21,965)	(120,702)
Deferred income taxes	(112,998)	(184,418)
Changes in:
Receivables	(6,779)	72,436
Inventories	22,589	21,387
Accounts payable, accrued expenses and other current liabilities	73,324	19,287
Income taxes, net	(514)	787
Other	37,261	43,192
Cash provided by operating activities	1,990	186,592
Investing activities
Capital expenditures	(118,701)	(223,168)
Minimum royalty payments	(3,604)	(10,901)
Proceeds from sale-leaseback transactions	—	34,919
Proceeds from disposals and divestitures	50,971	431,462
Purchases of marketable securities	(181,546)	(85,418)
Proceeds from sale or maturity of marketable securities and other investments	178,293	67,255
Investments in and advances to affiliates	(13,393)	(11,124)
Change in restricted cash	—	3,453
Cash provided by (used in) investing activities	(87,980)	206,478
Financing activities
Payments on term loan	(14,625)	(12,375)
Net payments on other debt	(10,187)	(13,084)
Dividends paid	(2,123)	(19,105)
Debt financing costs	(2,219)	—
Other	(21)	—
Cash used in financing activities	(29,175)	(44,564)
Increase (decrease) in cash and cash equivalents	(115,165)	348,506
Cash and cash equivalents, beginning of period	911,099	784,622
Cash and cash equivalents, end of period	$795,934	$1,133,128

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

The Company completed the sale of Canyon Fuel Company, LLC (“Canyon Fuel”) on August 16, 2013.  The results of Canyon Fuel have been segregated from continuing operations and are reflected, net of tax, as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

In May 2014, the FASB issued comprehensive authoritative guidance for the recognition and presentation of revenue from contracts with customers. The revenue recognition model is based on changes in contract assets (right to receive consideration) and liabilities (obligations to provide a good or perform a service).  The guidance also requires comprehensive quantitative and qualitative disclosures intended to enable financial statement users to understand the nature, timing and uncertainty of revenue and the related cash flows. This guidance will be effective for the Company in the first quarter of 2017, with early adoption not permitted. The Company is currently assessing the impact the guidance will have upon adoption, but expects no significant changes to its existing revenue recognition policies.

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2013	$565	$31,112	$6,015	$37,692
Unrealized gains (losses)	1,692	—	(4,775)	(3,083)
Amounts reclassified from AOCI	(861)	(3,409)	1,167	(3,103)
Balance at September 30, 2014	$1,396	$27,703	$2,407	$31,506

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI
Details About AOCI	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Components	2014	2013	2014	2013	Statement of Operations
	(In thousands)
Derivative instruments	$892	$692	$1,346	$2,093	Revenues
	(321)	(249)	(485)	(754)	Benefit from income taxes
	$571	$443	$861	$1,339	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$1,759	$5,573	$6,976	$11,154
Amortization of actuarial gains	(550)	(3,823)	(1,650)	(13,108)
	1,209	1,750	5,326	(1,954)
	(435)	(631)	(1,917)	702	Benefit from income taxes
	$774	$1,119	$3,409	$(1,252)	Net of tax

Available-for-sale securities (2)	$(145)	$(4)	$(1,824)	$(313)	Interest and investment income
	53	2	657	113	Benefit from income taxes
	$(92)	$(2)	$(1,167)	$(200)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

4.  Divestitures

During the first quarter of 2014, the Company entered into agreements to sell an operating thermal coal complex and an idled thermal coal mine in Kentucky and the Company’s ADDCAR subsidiary, which manufactures a patented highwall mining system.  The sales closed during the first quarter of 2014 for total consideration of $45.3 million.  The Company has received $35.7 million in cash, and the remaining $11.0 million is payable on December 31, 2014.  The Company recognized a net pre-tax gain of $14.3 million from these divestitures, reflected in “other operating income, net” in the condensed consolidated statement of operations.  The following table summarizes the assets and liabilities of these divested operations reflected in the December 31, 2013 consolidated balance sheet (in thousands):

Inventories	$33,283
Other current assets	1,032
Net property, plant & equipment	104,587
Other noncurrent assets	139
Accounts payable and accrued expenses	13,005
Other noncurrent liabilities	24,276

The following table summarizes the results of Canyon Fuel, reflected as discontinued operations in the condensed consolidated statement of operations through the date of disposition:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Total revenues	$45,763	$219,002

Income from discontinued operations before income taxes	$3,429	$32,166
Gain on disposition	115,679	115,679
Less: income tax expense	39,704	46,029
Income from discontinued operations	$79,404	$101,816
Basic and diluted earnings per common share from discontinued operations	$0.37	$0.48

5.  Impairment Charges

In the face of weak coal markets, the Company idled a higher-cost mining complex in the third quarter of 2014 in order to concentrate on metallurgical coal production from its lowest-cost and highest-margin operations.  Closure charges of $5.1 million were recognized during the three months ended September 30, 2014 relating to the idling.

As a result of the weak thermal coal markets in Appalachia, the Company assessed in the third quarter of 2013 whether the carrying values of certain assets were recoverable through future cash flows.  The Company determined that the carrying amounts of certain assets associated with the Hazard mining complex in Kentucky and the Company’s ADDCAR subsidiary, which manufactures and sells its patented highwall mining system, could not be recovered through future cash flows expected to be generated from use of the assets and their ultimate disposal.  An impairment loss of $142.8 million was recognized to write the carrying value of the assets to their fair value of $71.3 million.

During the second quarter of 2013, Tenaska Trailblazer Partners, LLC announced that it was discontinuing its development plans for the Trailblazer Energy Center in Texas. As a result, the Company recorded a $20.5 million impairment charge, which consisted of its 35% equity investment of $15.3 million and a $5.2 million receivable balance related to reimbursements for development work.

The Company recorded an impairment charge of $57.7 million in the third quarter of 2013 related to its investment in DKRW Advanced Fuels, LLC (“DKRW”), a company engaged in developing coal-to-liquids facilities.  DKRW had previously entered into an Engineering, Procurement and Construction Agreement with a Chinese company to construct and commission the Medicine Bow coal-to-liquids facility.  The project did not progress to the next stage of development, and the impairment charge included the Company’s 24% equity investment of $13.7 million and a $44.0 million loan receivable balance.

The impairment and closure charges are included on the line “Asset impairment and mine closure costs” in the condensed consolidated statement of operations.

6.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Coal	$83,708	$117,531
Repair parts and supplies	125,951	137,497
Work-in-process	—	9,133
	$209,659	$264,161

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $8.7 million at September 30, 2014 and $8.4 million at December 31, 2013.

7.   Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid AA-rated corporate bonds and U.S. government and government agency securities.  These investments are held in the custody of a major financial institution.  These securities, along with the Company’s investments in marketable equity securities, are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2014
					Balance Sheet
		Accumulated			Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	$252,813	$1	$(3,747)	$249,067	$249,067	$—
Equity securities	5,420	10,257	(2,759)	12,918	—	12,918
Total Investments	$258,233	$10,258	$(6,506)	$261,985	$249,067	$12,918

	December 31, 2013
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$65,002	$11	$(75)	$64,938	$64,938	$—
Corporate notes and bonds	184,773	7	(1,304)	183,476	183,476	—
Equity securities	5,271	13,660	(2,902)	16,029	—	16,029
Total Investments	$255,046	$13,678	$(4,281)	$264,443	$248,414	$16,029

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $230.3 million and $164.3 million at September 30, 2014 and December 31, 2013, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $17.1 million and $48.7 million at September 30, 2014 and December 31, 2013, respectively.

The debt securities outstanding at September 30, 2014 have maturity dates ranging from the fourth quarter of 2014 through the fourth quarter of 2015.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8.   Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2014 and 2015. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2014, the Company had protected the price of approximately 87% of its expected purchases for the remainder of 2014 and 83% of its expected 2015 purchases.  At September 30, 2014, the Company had purchased heating oil call options for approximately 69 million gallons for the purpose of managing the price risk associated with future diesel purchases.

The Company has also purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices for the respective carriers. At September 30, 2014, the Company held heating oil call options for 1.3 million gallons that will settle in the fourth quarter of 2014 for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.

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

At September 30, 2014, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2014	2015	2016	Total
Coal sales	1,156	2,340	160	3,656
Coal purchases	751	825	—	1,576

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $4.7 million of gains during the remainder of 2014 and $4.2 million of gains in 2015.

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

	September 30, 2014			December 31, 2013
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,680	$—		$909	$(26)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	1,440	—		4,681	—
Heating oil — fuel surcharges	1	—		422	—
Coal — held for trading purposes	75,061	(66,137)		55,327	(45,763)
Coal — risk management	7,707	(2,861)		6,342	(1,950)
Natural gas	225	(90)		—	—
Total	84,434	(69,088)		66,772	(47,713)
Total derivatives	86,114	(69,088)		67,681	(47,739)
Effect of counterparty netting	(69,032)	69,032		(47,727)	47,727
Net derivatives as classified in the balance sheets	$17,082	$(56)	$17,026	$19,954	$(12)	$19,942

		September 30, 2014	December 31, 2013
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$1,440	$5,103
Coal	Coal derivative assets	15,642	14,851
	Accrued expenses and other current liabilities	(56)	(12)
		$17,026	$19,942

The Company had a current liability for the obligation to post cash collateral of $3.8 million at September 30, 2014 and a current asset for the right to reclaim cash collateral of $2.2 million at December 31, 2013. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets”, respectively, in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2014	2013	2014	2013
Coal sales	(1)	$3,449	$3,132	$1,639	$911
Coal purchases	(2)	(2,041)	(942)	(747)	123
Totals		$1,408	$2,190	$892	$1,034

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized
		2014	2013
Coal — unrealized	(3)	$1,610	$(10,668)
Coal — realized	(4)	$502	$9,929
Natural gas — unrealized	(3)	$238	$—
Heating oil — diesel purchases	(4)	$(3,746)	$(288)
Heating oil — fuel surcharges	(4)	$(104)	$(222)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2014	2013	2014	2013
Coal sales	(1)	$4,806	$2,308	$2,568	$2,822
Coal purchases	(2)	(2,162)	(511)	(1,222)	(633)
Totals		$2,644	$1,797	$1,346	$2,189

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized
		2014	2013
Coal — unrealized	(3)	$455	$(5,089)
Coal — realized	(4)	$4,699	$25,725
Natural gas — unrealized	(3)	$(21)	$—
Heating oil — diesel purchases	(4)	$(6,709)	$(9,760)
Heating oil — fuel surcharges	(4)	$(405)	$(817)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Based on fair values at September 30, 2014, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $2.0 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

Related to its trading portfolio, the Company recognized net unrealized and realized gains of $1.9 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively; and net unrealized and realized gains of $5.4 million and $3.0 million during the nine months ended September 30, 2014 and 2013, respectively.  Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

9.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Payroll and employee benefits	$72,116	$67,621
Taxes other than income taxes	114,183	114,664
Interest	77,564	18,528
Acquired sales contracts	12,690	14,373
Workers’ compensation	16,085	12,434
Asset retirement obligations	22,681	24,940
Other	27,390	26,027
	$342,709	$278,587

10.  Debt and Financing Arrangements

	September 30,	December 31,
	2014	2013
	(In thousands)
Term loan due 2018 ($1.91 billion and $1.93 billion face value, respectively)	$1,894,794	$1,906,975
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	363,173	362,358
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	48,196	32,162
	5,156,163	5,151,495
Less current maturities of debt	29,977	33,493
Long-term debt	$5,126,186	$5,118,002

At September 30, 2014, the available borrowing capacity under the Company’s lines of credit was approximately $260.8 million.

11.    Income taxes

During the first quarter of 2014, the Company determined it was more likely than not that a portion of the federal and state net operating losses it expects to generate in 2014 will not be realized based on projections of future taxable income.  Accordingly, the estimated annual effective rate for the year ended December 31, 2014 includes a valuation allowance for that portion.  In applying the estimated annual effective rate to earnings, the Company increased its valuation allowance by $15.8 million for the three months ended September 30, 2014 and $57.9 million for the nine months ended September 30, 2014 relating to federal and state net operating losses.

12.  Fair Value Measurements

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2014.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$261,985	$12,918	$249,067	$—
Derivatives	17,082	12,144	392	4,546
Total assets	$297,067	$25,062	$249,459	$4,546
Liabilities:
Derivatives	$56	$—	$49	$7

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands)
Balance, beginning of period	$6,037	$4,946
Realized and unrealized losses recognized in earnings, net	(2,131)	(4,851)
Purchases	1,080	4,891
Issuances	(447)	(447)
Ending balance	$4,539	$4,539

Net unrealized losses of $1.8 million and losses of $1.7 million were recognized during the three and nine months ended September 30, 2014, respectively, related to level 3 financial instruments held on September 30, 2014.

Fair Value of Long-Term Debt

At September 30, 2014 and December 31, 2013, the fair value of the Company’s debt, including amounts classified as current, was $3.6 billion and $4.6 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

13.   Loss Per Common Share

The effect of options, restricted stock and restricted stock units equaling 8.3 million shares and 7.4 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2014 and 7.0 million and 7.9 million shares for the three and nine months ended September 30, 2013, respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and nine months ended September 30, 2014 were 1.6 million and 2.0 million, respectively.  The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and nine months ended September 30, 2013 were not significant.

14.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$4,910	$6,672	$16,311	$21,162
Interest cost	4,278	3,994	12,834	11,796
Expected return on plan assets	(5,929)	(5,848)	(17,786)	(17,690)
Curtailments	1,504	47	1,504	47
Amortization of prior service costs (credits)	(51)	(51)	(158)	(152)
Amortization of other actuarial losses	741	3,617	2,221	12,430
Net benefit cost	$5,453	$8,431	$14,926	$27,593

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$383	$497	$1,267	$1,591
Interest cost	460	427	1,381	1,273
Curtailments	—	(5,444)	—	(5,444)
Amortization of prior service credits	(2,500)	(2,641)	(7,502)	(8,121)
Amortization of other actuarial losses (gains)	(191)	(55)	(571)	(53)
Net benefit credit	$(1,848)	$(7,216)	$(5,425)	$(10,754)

15.   Commitments and Contingencies

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

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.  Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014.  The court held a hearing on this matter on November 5, 2014 and the parties are awaiting further determination by the court.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of September 30, 2014 and December 31, 2013, the Company had accrued $22.5 million and $30.4 million, respectively, for all legal matters, including $10.3 million and $11.7 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three and nine months ended September 30, 2014 and 2013 are presented below. Results for the reportable segments include all direct costs of mining, including all depreciation, depletion and amortization related to the mining operations, even if the assets are not recorded at the operating segment level.  These reportable segment results do not reflect impairment charges, since those are not reflected in the operating income reviewed by management.  Corporate, Other and Eliminations includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.  The operating segment results and capital expenditures reflect only those from continuing operations, and exclude the results of Canyon Fuel, since they are classified as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.  Because the condensed consolidated statement of cash flows includes cash flows from discontinued operations, capital expenditures from discontinued operations are included in “Corporate, Other and Eliminations” below.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2014
Revenues	$389,386	$272,354	$80,440	$—	$742,180
Income (loss) from operations	18,797	(35,888)	17,912	(36,121)	(35,300)
Depreciation, depletion and amortization	43,962	48,867	10,499	1,827	105,155
Amortization of acquired sales contracts, net	(1,200)	(1,815)	2	—	(3,013)
Asset impairment and mine closure costs	—	5,060	—	—	5,060
Capital expenditures	8,174	9,039	4,678	1,064	22,955

Three Months Ended September 30, 2013
Revenues	$420,521	$263,189	$107,559	$—	$791,269
Income (loss) from operations	20,694	(157,883)	56	(97,620)	(234,753)
Depreciation, depletion and amortization	46,619	46,530	11,958	1,216	106,323
Amortization of acquired sales contracts, net	(864)	(2,691)	987	—	(2,568)
Asset impairment and mine closure costs	—	126,449	16,280	57,668	200,397
Capital expenditures	1,695	44,624	7,122	663	54,104

Nine Months Ended September 30, 2014
Revenues	$1,106,258	$832,452	253,217	$—	$2,191,927
Income (loss) from operations	19,001	(79,890)	34,640	(117,978)	(144,227)
Depreciation, depletion and amortization	124,243	155,087	29,601	3,111	312,042
Amortization of acquired sales contracts, net	(2,774)	(7,266)	92	—	(9,948)
Asset impairment and mine closure costs	—	5,060	—	1,512	6,572
Capital expenditures	17,230	28,232	8,837	64,402	118,701

Nine Months Ended September 30, 2013
Revenues	$1,135,892	$883,485	$275,594	$—	$2,294,971
Income (loss) from operations	53,244	(190,278)	23,359	(208,788)	(322,463)
Depreciation, depletion and amortization	130,993	157,867	34,319	4,422	327,601
Amortization of acquired sales contracts, net	(3,004)	(7,975)	3,392	—	(7,587)
Asset impairment and mine closure costs	—	126,449	16,280	78,150	220,879
Capital expenditures	5,671	137,390	17,923	62,184	223,168

A reconciliation of segment income (loss) from operations to consolidated loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Loss from operations	$(35,300)	$(234,753)	$(144,227)	$(322,463)
Interest expense	(98,217)	(95,624)	(292,648)	(285,454)
Interest and investment income	1,949	697	5,828	4,749
Loss from continuing operations before income taxes	$(131,568)	$(329,680)	$(431,047)	$(603,168)

17. Supplemental Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$742,180	$—	$—	$742,180
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,442	645,672	—	(1,018)	647,096
Depreciation, depletion and amortization	1,175	103,971	9	—	105,155
Amortization of acquired sales contracts, net	—	(3,013)	—	—	(3,013)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,733)	—	—	(3,733)
Asset impairment and mine closure costs	—	5,060	—	—	5,060
Selling, general and administrative expenses	19,542	7,427	1,679	(512)	28,136
Other operating income, net	1,562	(2,942)	(1,371)	1,530	(1,221)
	24,721	752,442	317	—	777,480
Income from investment in subsidiaries	2,005	—	—	(2,005)	—
Loss from operations	(22,716)	(10,262)	(317)	(2,005)	(35,300)
Interest expense, net
Interest expense	(116,742)	(6,577)	(1,116)	26,218	(98,217)
Interest and investment income	7,872	18,987	1,308	(26,218)	1,949
	(108,870)	12,410	192	—	(96,268)

Income (loss) from continuing operations before income taxes	(131,586)	2,148	(125)	(2,005)	(131,568)
Benefit from income taxes	(34,368)	—	18	—	(34,350)
Net income (loss)	$(97,218)	$2,148	$(143)	$(2,005)	$(97,218)
Total comprehensive income (loss)	$(99,197)	$1,717	$(143)	$(1,574)	$(99,197)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$791,269	$—	$—	$791,269
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	169	688,543	—	—	688,712
Depreciation, depletion and amortization	1,549	104,765	9	—	106,323
Amortization of acquired sales contracts, net	—	(2,568)	—	—	(2,568)
Change in fair value of coal derivatives and coal trading activities, net	—	9,753	—	—	9,753
Asset impairment and mine closure costs	57,668	142,729	—	—	200,397
Selling, general and administrative expenses	19,104	8,214	1,482	—	28,800
Other operating income, net	2,345	(7,740)	—	—	(5,395)
	80,835	943,696	1,491	—	1,026,022
Loss from investment in subsidiaries	(61,537)	—	—	61,537	—
Loss from operations	(142,372)	(152,427)	(1,491)	61,537	(234,753)
Interest expense, net
Interest expense	(114,536)	(6,222)	(1,070)	26,204	(95,624)
Interest and investment income	6,606	18,975	1,320	(26,204)	697
	(107,930)	12,753	250	—	(94,927)

Loss from continuing operations before income taxes	(250,302)	(139,674)	(1,241)	61,537	(329,680)
Provision for (benefit from) income taxes	(121,939)	—	26	—	(121,913)
Loss from continuing operations	(128,363)	(139,674)	(1,267)	61,537	(207,767)
Income from discontinued operations, net of tax	—	79,404	—	—	79,404
Net loss	$(128,363)	$(60,270)	$(1,267)	$61,537	$(128,363)
Total comprehensive loss	$(125,996)	$(59,241)	$(1,267)	$60,508	$(125,996)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,191,927	$—	$—	$2,191,927
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	9,378	1,948,918	—	(2,749)	1,955,547
Depreciation, depletion and amortization	3,993	308,022	27	—	312,042
Amortization of acquired sales contracts, net	—	(9,948)	—	—	(9,948)
Change in fair value of coal derivatives and coal trading activities, net	—	(5,811)	—	—	(5,811)
Asset impairment costs	1,512	5,060	—	—	6,572
Selling, general and administrative expenses	61,216	22,540	4,971	(1,524)	87,203
Other operating income, net	1,272	(10,869)	(4,127)	4,273	(9,451)
	77,371	2,257,912	871	—	2,336,154
Loss from investment in subsidiaries	(30,839)	—	—	30,839	—
Loss from operations	(108,210)	(65,985)	(871)	30,839	(144,227)
Interest expense, net
Interest expense	(346,481)	(19,466)	(3,258)	76,557	(292,648)
Interest and investment income	23,598	54,979	3,808	(76,557)	5,828
	(322,883)	35,513	550	—	(286,820)

Loss from continuing operations before income taxes	(431,093)	(30,472)	(321)	30,839	(431,047)
Provision for (benefit from) income taxes	(112,876)	—	46	—	(112,830)
Net loss	$(318,217)	$(30,472)	$(367)	$30,839	$(318,217)
Total comprehensive loss	$(324,403)	$(33,062)	$(367)	$33,429	$(324,403)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,294,971	$—	$—	$2,294,971
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	4,881	1,989,772	—	—	1,994,653
Depreciation, depletion and amortization	4,430	323,144	27	—	327,601
Amortization of acquired sales contracts, net	—	(7,587)	—	—	(7,587)
Change in fair value of coal derivatives and coal trading activities, net	—	2,053	—	—	2,053
Asset impairment costs	78,150	142,729	—	—	220,879
Selling, general and administrative expenses	63,006	28,978	4,327	—	96,311
Other operating income, net	(4,663)	(10,704)	(1,109)	—	(16,476)
	145,804	2,468,385	3,245	—	2,617,434
Income from investment in subsidiaries	(42,199)	—	—	42,199	—
Loss from operations	(188,003)	(173,414)	(3,245)	42,199	(322,463)
Interest expense, net
Interest expense	(336,310)	(18,502)	(3,170)	72,528	(285,454)
Interest and investment income	22,917	49,986	4,374	(72,528)	4,749
	(313,393)	31,484	1,204	—	(280,705)

Loss from continuing operations before income taxes	(501,396)	(141,930)	(2,041)	42,199	(603,168)
Provision for (benefit from) income taxes	(230,778)	—	44	—	(230,734)
Loss from continuing operations	(270,618)	(141,930)	(2,085)	42,199	(372,434)
Income from discontinued operations, net of tax	—	101,816	—	—	101,816
Net loss	$(270,618)	$(40,114)	$(2,085)	$42,199	$(270,618)
Total comprehensive loss	$(262,717)	$(39,175)	$(2,085)	$41,260	$(262,717)

Condensed Consolidating Balance Sheets

September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$633,822	$150,359	$11,753	$—	$795,934
Short term investments	249,067	—	—	—	249,067
Receivables	24,438	13,496	212,813	(4,609)	246,138
Inventories	—	209,659	—	—	209,659
Other	83,939	40,717	263	—	124,919
Total current assets	991,266	414,231	224,829	(4,609)	1,625,717

Property, plant and equipment, net	10,120	6,521,641	10	347	6,532,118

Investment in subsidiaries	7,641,207	—	—	(7,641,207)	—
Intercompany receivables	—	2,095,207	—	(2,095,207)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	145,757	315,065	125	—	460,947
Total other assets	8,461,964	2,410,272	125	(10,411,414)	460,947
Total assets	$9,463,350	$9,346,144	$224,964	$(10,415,676)	$8,618,782

Liabilities and Stockholders’ Equity
Accounts payable	$11,093	$162,701	$41	$—	$173,835
Accrued expenses and other current liabilities	118,162	228,126	1,030	(4,609)	342,709
Current maturities of debt	22,068	7,909	—	—	29,977
Total current liabilities	151,323	398,736	1,071	(4,609)	546,521
Long-term debt	5,088,466	37,720	—	—	5,126,186
Intercompany payables	1,898,152	—	197,055	(2,095,207)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,056	399,879	—	—	400,935
Accrued pension benefits	3,151	12,143	—	—	15,294
Accrued postretirement benefits other than pension	4,500	34,627	—	—	39,127
Accrued workers’ compensation	29,683	48,837	—	—	78,520
Deferred income taxes	296,639	—	—	—	296,639
Other noncurrent liabilities	56,330	124,509	324	—	181,163
Total liabilities	7,529,300	1,731,451	198,450	(2,774,816)	6,684,385
Stockholders’ equity	1,934,050	7,614,693	26,514	(7,640,860)	1,934,397
Total liabilities and stockholders’ equity	$9,463,350	$9,346,144	$224,964	$(10,415,676)	$8,618,782

Condensed Consolidating Balance Sheets

December 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$799,333	$100,418	$11,348	$—	$911,099
Short term investments	248,414	—	—	—	248,414
Receivables	14,177	23,018	197,015	(4,637)	229,573
Inventories	—	264,161	—	—	264,161
Other	84,401	43,617	806	—	128,824
Total current assets	1,146,325	431,214	209,169	(4,637)	1,782,071

Property, plant and equipment, net	24,851	6,709,398	37	—	6,734,286

Investment in subsidiaries	7,709,201	—	—	(7,709,201)	—
Intercompany receivables	—	1,921,331	—	(1,921,331)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	162,287	311,463	86	—	473,836
Total other assets	8,546,488	2,232,794	86	(10,305,532)	473,836
Total assets	$9,717,664	$9,373,406	$209,292	$(10,310,169)	$8,990,193

Liabilities and Stockholders’ Equity
Accounts payable	$17,781	$158,224	$137	$—	$176,142
Accrued expenses and other current liabilities	53,779	228,664	781	(4,637)	278,587
Current maturities of debt	28,882	4,611	—	—	33,493
Total current liabilities	100,442	391,499	918	(4,637)	488,222
Long-term debt	5,099,833	18,169	—	—	5,118,002
Intercompany payables	1,740,236	—	181,095	(1,921,331)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,095	401,618	—	—	402,713
Accrued pension benefits	7,797	(686)	—	—	7,111
Accrued postretirement benefits other than pension	12,079	27,176	—	—	39,255
Accrued workers’ compensation	21,546	56,516	—	—	78,062
Deferred income taxes	413,546	—	—	—	413,546
Other noncurrent liabilities	67,841	121,794	398	—	190,033
Total liabilities	7,464,415	1,691,086	182,411	(2,600,968)	6,736,944
Stockholders’ equity	2,253,249	7,682,320	26,881	(7,709,201)	2,253,249
Total liabilities and stockholders’ equity	$9,717,664	$9,373,406	$209,292	$(10,310,169)	$8,990,193

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(342,497)	$360,036	$(15,549)	$—	$1,990
Investing Activities
Capital expenditures	(1,195)	(117,506)	—	—	(118,701)
Minimum royalty payments	—	(3,604)	—	—	(3,604)
Proceeds from disposals and divestitures	46,634	4,337	—	—	50,971
Purchases of marketable securities	(181,546)	—	—	—	(181,546)
Proceeds from sale or maturity of marketable securities and other investments	178,293	—	—	—	178,293
Investments in and advances to affiliates	(2,047)	(11,346)	—	—	(13,393)
Cash provided by (used in) investing activities	40,139	(128,119)	—	—	(87,980)
Financing Activities
Payments on term loan	(14,625)	—	—	—	(14,625)
Net payments on other debt	(6,814)	(3,373)	—	—	(10,187)
Debt financing costs	(2,219)	—	—	—	(2,219)
Dividends paid	(2,123)	—	—	—	(2,123)
Other	(15)	—	(6)	—	(21)
Transactions with affiliates, net	162,643	(178,603)	15,960	—	—
Cash provided by (used in) financing activities	136,847	(181,976)	15,954	—	(29,175)
Increase (decrease) in cash and cash equivalents	(165,511)	49,941	405	—	(115,165)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099
Cash and cash equivalents, end of period	$633,822	$150,359	$11,753	$—	$795,934

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(22,206)	$153,868	$54,930	$—	$186,592
Investing Activities
Capital expenditures	(2,488)	(220,680)	—	—	(223,168)
Minimum royalty payments	—	(10,901)	—	—	(10,901)
Proceeds from sale-leaseback transactions	—	34,919	—	—	34,919
Proceeds from disposals and divestitures	—	431,462	—	—	431,462
Purchases of short term investments	(85,418)	—	—	—	(85,418)
Proceeds from sales of short term investments	67,255	—	—	—	67,255
Investments in and advances to affiliates	(4,016)	(7,492)	—	384	(11,124)
Change in restricted cash	3,453	—	—	—	3,453
Cash provided by (used in) investing activities	(21,214)	227,308	—	384	206,478
Financing Activities
Contributions from parent	—	384	—	(384)	—
Payments on term loan	(12,375)	—	—	—	(12,375)
Net payments on other debt	(12,700)	(384)	—	—	(13,084)
Dividends paid	(19,105)	—	—	—	(19,105)
Transactions with affiliates, net	437,532	(381,234)	(56,298)	—	—
Cash provided by (used in) financing activities	393,352	(381,234)	(56,298)	(384)	(44,564)
Decrease in cash and cash equivalents	349,932	(58)	(1,368)	—	348,506
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622
Cash and cash equivalents, end of period	$1,021,245	$100,410	$11,473	$—	$1,133,128

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results during the third quarter of 2014, when compared to the third quarter of 2013, were impacted by the continuing weakness in coal markets, particularly for metallurgical coal.  In addition, though service has improved since earlier in 2014, the impact of continuing rail network issues resulted in lower Powder River Basin shipments in the third quarter of 2014, when compared to the third quarter of 2013.

Seaborne coal markets remain challenged, as oversupply continues to pressure global prices for metallurgical and thermal coals. We have limited our forward exposure to the export market at this time, but we have maintained our ability to increase export shipments should fundamentals improve.

Due to the weak markets, we sold 5.0 million tons of metallurgical coal during the first nine months of 2014 compared to 5.3 million tons during the first nine months of 2013, although shipments in the third quarter of 2014 exceeded those in the third quarter of 2013 due to shipment timing.

See further information regarding committed sales in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Regional Performance

The following table shows results by operating segment for the three and nine months ended September 30, 2014 and compares it with the information for the three and nine months ended September 30, 2013.  The “other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado, our Viper mining complex in Illinois, and our ADDCAR subsidiary prior to its divestiture in the first quarter of 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Powder River Basin
Tons sold (in thousands)	29,266	31,485	81,860	85,228
Coal sales per ton sold	$13.03	$12.26	$12.86	$12.49
Cost per ton sold	$12.42	$11.68	$12.66	$11.97
Operating margin per ton sold	$0.61	$0.58	$0.20	$0.52
Adjusted EBITDA (in thousands)	$61,559	$66,346	$140,471	$180,851
Appalachia
Tons sold (in thousands)	3,619	3,315	10,895	10,744
Coal sales per ton sold	$68.72	$73.71	$68.60	$74.21
Cost per ton sold	$79.87	$82.03	$78.95	$81.55
Operating loss per ton sold	$(11.15)	$(8.32)	$(10.35)	$(7.34)
Adjusted EBITDA (in thousands)	$16,224	$12,425	$72,991	$86,141
Other
Tons sold (in thousands)	2,243	2,365	6,393	6,071
Coal sales per ton sold	$31.81	$30.97	$30.62	$32.80
Cost per ton sold	$24.16	$25.51	$25.26	27.51
Operating margin per ton sold	$7.65	$5.46	$5.36	$5.29
Adjusted EBITDA (in thousands)	$28,413	$26,410	$66,169	$70,525

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.    Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA decreased 7% in the third quarter and 22% in the first nine months of 2014 when compared to the respective periods in 2013 due to lower shipment volumes and higher costs, primarily repairs and maintenance spending.  Repairs and maintenance costs in earlier quarters of 2014 were incurred in anticipation of higher shipment volume levels to meet expected higher demand in the region; however, rail performance issues have continued to impact shipments out of the region.  Rail performance during third quarter of 2014 did improve over previous quarters, but shipments were still lower than the prior year quarter. Repairs and maintenance costs in the third quarter of 2014 were also higher than the third quarter of 2013 due primarily to costs required to place a shovel in service, after removing one for repairs.  Our pricing has improved in the region, which partially offset the impact of the lower shipment levels. Higher pricing is attributable primarily to a decrease in export shipments and contracting in stronger markets.

Appalachia —Coal sales volumes increased in the third quarter of 2014 when compared to 2013 due primarily to an increase in metallurgical coal shipments.  This was the result of the timing of shipments, as metallurgical coal shipments decreased in the first nine months of 2014 when compared to 2013 levels, offset by an improvement in thermal coal demand.  Pricing for both metallurgical and thermal coals was lower in the third quarter of 2014 and in the first nine months of 2014 than in the prior year.  The startup of the longwall at the Leer mining complex, the idling and divesting of higher-cost production, and lower sales-sensitive costs contributed to lower per-ton costs in the third quarter and first nine months of 2014 when compared to the respective periods in 2013.  Adjusted EBITDA increased in the third quarter of 2014 when compared with the third quarter of 2013 due to the higher metallurgical coal volumes and lower cost structure, but decreased during the first nine months of 2014, when compared to the respective period in 2013, due to the lower metallurgical volumes.  Adjusted EBITDA in the first nine months of 2014 did benefit from the sale of a thermal coal complex and idled thermal coal mine in Kentucky in the first quarter ($17.1 million).   See Note 4, “Divestitures”, to the condensed consolidated financial statements for further discussion.

Other — Operating margin per ton and Adjusted EBITDA increased in the third quarter of 2014 when compared to 2013 due to lower costs as a result of cost control efforts. Results for the third quarter of 2014 also benefited from higher per-ton pricing.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Coal sales.  The following table summarizes information about our coal sales during the three months ended September 30, 2014 and compares it with the information for the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014	2013	Decrease
	(In thousands)
Coal sales	$742,180	$786,614	$(44,434)
Tons sold	35,128	37,165	(2,037)

On a consolidated basis, coal sales decreased in the third quarter of 2014 from the third quarter of 2013, primarily due to the impact of lower sales volumes (a decrease of approximately $43 million).  Average pricing decreased slightly, as declines in metallurgical and Appalachian thermal coal pricing were largely offset by the impact of changes in the regional mix, as sales volumes increased in regions with higher pricing.   See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2014 and compares it with the information for the three months ended September 30, 2013:

	Three Months Ended September 30,		(Increase) Decrease
	2014	2013	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$647,096	$688,712	$41,616
Depreciation, depletion and amortization	105,155	106,323	1,168
Amortization of acquired sales contracts, net	(3,013)	(2,568)	445
Change in fair value of coal derivatives and coal trading activities, net	(3,733)	9,753	13,486
Asset impairment and mine closure costs	5,060	200,397	195,337
Selling, general and administrative expenses	28,136	28,800	664
Other operating income, net	(1,221)	(5,395)	(4,174)
Total costs, expenses and other	$777,480	$1,026,022	$248,542

Cost of sales.  Our cost of sales decreased in the third quarter of 2014 from the third quarter of 2013, due to lower sales volumes (a decrease of approximately $35 million) and transportation costs, which decreased approximately $52 million in the third quarter of 2014 from the third quarter of 2013, primarily due to decreased export shipments.  Partially offsetting these variances was an increase in average per-ton costs (an increase of approximately $44 million), the result of an increase in costs in the Powder River Basin, and a higher percentage of sales volumes from higher-cost regions.   See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the third quarter of 2013, depreciation, depletion and amortization costs decreased slightly in 2014 due to lower overall production and capital spending levels.

Asset Impairment costs.  In the face of weak coal markets, management has chosen to concentrate metallurgical coal production at our lowest-cost and highest-margin operations.   In the third quarter of 2013, in response to market conditions, we recorded impairment charges related to a Kentucky coal operation and our highwall mining equipment subsidiary.  In addition, we recorded an other-than-temporary impairment of our investment in a coal-to-liquids project and a related receivable balance.   In the third quarter of 2014, we idled an additional metallurgical coal mining complex in Appalachia, where we had previously idled two contract mining operations.  We have retained the option to restart production at this complex should metallurgical coal markets strengthen.  See further discussion in Note 5, “Impairment Charges” to the condensed consolidated financial statements for further information.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the third quarter of 2013, due primarily to decreases in legal and professional fees and lower costs related to our pension plans.

Other operating income, net.  When compared with the third quarter of 2013, other operating income, net decreased during the third quarter of 2014, primarily due to a decrease in settlement gains of $9.4 million on derivatives used to manage coal price risk and an increase in unrealized losses on derivatives in our diesel purchase risk management program of $3.3 million. These were partially offset by a decrease in commercial losses of $7.4 million and an increase in gains on asset sales of $1.3 million.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the three months ended September 30, 2014 and compares it with the information for the three months ended September 30, 2013:

	Three Months Ended September 30,		Increase
	2014	2013	in Net Loss
	(In thousands)
Benefit from income taxes	$(34,350)	$(121,913)	$(87,563)

The income tax benefit rate of 26% in the third quarter of 2014 decreased from 37% in the third quarter of 2013 due to the establishment of a valuation allowance totaling approximately $16 million relating to 2014 federal and state net operating loss carryforwards.  See further discussion in Note 11, “Income Taxes”, to the condensed consolidated financial statements.

Income from discontinued operations, net of tax The results of our Canyon Fuel subsidiary prior to its divestiture, including the gain on divestiture, are segregated from continuing operations. See further information in Note 4, “Divestitures”, to the condensed consolidated financial statements.

	Three Months Ended September 30,		Increase
	2014	2013	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	$—	$79,404	$(79,404)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary prior to its disposition in the first quarter of 2014.

Coal sales.  The following table summarizes information about our coal sales during the nine months ended September 30, 2014 and compares it with the information for the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013	Decrease
	(In thousands)
Coal sales	$2,189,989	$2,284,703	$(94,714)
Tons sold	99,148	102,043	(2,895)

Coal sales decreased in the first nine months of 2014 from the first nine months of of 2013 on a consolidated basis, primarily due to the impact of lower sales volumes (a decrease of approximately $64 million) and the impact of lower average per-ton pricing (a decrease of approximately $31 million).  Average pricing decreased from $22.39 to $22.09 per ton, primarily due to declines in metallurgical coal sales, partially offset by improvements in Powder River Basin pricing.   See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2014 and compares it with the information for the nine months ended September 30, 2013:

	Nine Months Ended September 30,		(Increase) Decrease
	2014	2013	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,955,547	$1,994,653	$39,106
Depreciation, depletion and amortization	312,042	327,601	15,559
Amortization of acquired sales contracts, net	(9,948)	(7,587)	2,361
Change in fair value of coal derivatives and coal trading activities, net	(5,811)	2,053	7,864
Asset impairment and mine closure costs	6,572	220,879	214,307
Selling, general and administrative expenses	87,203	96,311	9,108
Other operating income, net	(9,451)	(16,476)	(7,025)
Total costs, expenses and other	$2,336,154	$2,617,434	$281,280

Cost of sales.  Our cost of sales declined slightly in the first nine months of 2014 from the first nine months of 2013, as the impact of lower sales volumes (a decrease of $51 million) and a decrease in transportation costs ($51 million) were offset by higher average per-ton production costs.  Higher average per-ton production costs, the result of higher costs in the Powder River Basin and a regional mix that included an increase in the percentage of sales volumes from higher cost regions, resulted in an increase in cost of sales of approximately $59 million. See discussion in “Regional Performance” for further information about regional cost results.

Depreciation, depletion and amortization.  When compared with the first nine months of 2013, depreciation, depletion and amortization costs decreased in 2014 due to lower overall production and capital spending levels.

Asset impairment costs. In addition to the impairments in the discussion in comparison of results for the three months periods ended September 30, 2014 and 2013, we recognized the impairment of an equity method investment in a company engaged in developing coal-to-liquids facilities. See further discussion in Note 5, “Impairment Charges” to the condensed consolidated financial statements for further information.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first nine months of 2013, due to decreases in legal and professional fees ($4.7 million), lower costs related to our pension plans ($3.0 million), and decreases in discretionary spending.

Other operating income, net.  When compared with the first nine months of 2013, other operating income, net decreased during the first nine months of 2014, primarily as a result of costs of $28.3 million in the first nine months of 2014 related to export shortfalls under throughput arrangements (an increase of $10.7 million from the first nine months of 2013), and a decrease in realized gains of $21.0 million on derivatives used to manage coal price risk.  These were offset by an increase in gains on asset disposals of $16.9 million, primarily from the divestitures of mining operations in the Appalachia region and our ADDCAR subsidiary in the first quarter of 2014, and a decrease in unrealized losses of $3.5 million on derivatives used in our diesel purchase risk management program and a decrease in contract settlement losses of $3.2 million.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the nine months ended September 30, 2014 and compares it with the information for the nine months ended September 30, 2013:

	Nine Months Ended September 30,		Increase
	2014	2013	in Net Loss
	(In thousands)
Benefit from income taxes	$(112,830)	$(230,734)	$(117,904)

The income tax benefit rate of 26% in the first nine months of 2014 decreased from 38% in the first nine months of 2013 due to the establishment of a valuation allowance totaling approximately $58 million relating to 2014 federal and state net operating loss carryforwards.  See further discussion in Note 11, “Income Taxes”, to the condensed consolidated financial statements.

Income from discontinued operations, net of tax The results of our Canyon Fuel subsidiary prior to its divestiture, including the gain on divestiture, are segregated from continuing operations. See further information in Note 4, “Divestitures”, to the condensed consolidated financial statements.

	Nine Months Ended September 30,		Increase
	2014	2013	in Net Loss
	(In thousands)
Income from discontinued operations, net of tax	$—	$101,816	$(101,816)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Reported segment coal sales revenues	$701,402	$703,571	$1,995,836	$2,060,673
Coal risk management derivative settlements classified in “other income”	(502)	(9,929)	(4,700)	(25,726)
Transportation costs	41,280	92,972	198,853	249,756
Coal sales	742,180	786,614	2,189,989	2,284,703
Other revenues	$—	$4,655	$1,938	$10,267
	$742,180	$791,269	$2,191,927	$2,294,970

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Reported segment cost of tons sold	$706,728	$700,055	$2,058,155	$2,063,171
Diesel fuel risk management derivative settlements classified in “other income”	(1,705)	(3,048)	(5,268)	(11,294)
Transportation costs	41,280	92,972	198,853	249,756
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(103,328)	(104,682)	(308,931)	(321,897)
Other (other operating segments, operating overhead, etc.)	4,121	3,415	12,738	14,917
Cost of sales	$647,096	$688,712	$1,955,547	$1,994,653

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reported Segment Adjusted EBITDA	$106,196	$105,181	$279,631	$337,517
EBITDA from discontinued operations	—	123,985	—	169,133
Corporate and other (1)	(34,294)	(35,782)	(115,192)	(119,087)
Adjusted EBITDA	71,902	193,384	164,439	387,563
Income tax benefit	34,350	121,913	112,830	230,734
Interest expense, net	(96,268)	(94,927)	(286,820)	(280,705)
Depreciation, depletion and amortization	(105,155)	(106,323)	(312,042)	(327,601)
Amortization of acquired sales contracts, net	3,013	2,568	9,948	7,587
Asset impairment costs	(5,060)	(200,397)	(6,572)	(220,879)
Interest, depreciation, depletion and amortization classified as discontinued operations	—	(44,581)	—	(67,317)
Net loss	$(97,218)	$(128,363)	$(318,217)	$(270,618)

(1)                   Corporate and other includes primarily selling, general and administrative expenses, asset impairment charges, income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.

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

We have no meaningful maturities of debt until 2018, and we have suspended or eliminated most financial maintenance covenants that pertain only to our $250 million revolver until June of 2015, when a relaxed, senior secured leverage ratio covenant becomes effective. Until then, only a minimum liquidity covenant of $550 million remains in place. We had liquidity of $1.3 billion at September 30, 2014, with $1.05 billion of that in cash and liquid securities.  We have no borrowings outstanding under our revolving credit agreement at September 30, 2014.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30,  2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$1,990	$186,592
Investing activities	(87,980)	206,478
Financing activities	(29,175)	(44,564)

We generated $184.6 million less cash from operating activities during the first nine months of 2014 compared to the first nine months of 2013, due to the decrease in our operating profitability resulting from weak coal market conditions and shipping issues in the Powder River Basin.

We used $88.0 million of cash in investing activities during the first nine months of 2014 compared to generating $206.5 million of cash in the first nine months of 2013, as proceeds from disposals and divestitures decreased $380.5 million.  The divestitures of a Kentucky operation and idled assets and our ADDCAR subsidiary are reflected in 2014 and the divestiture of the Canyon Fuel operations is reflected in 2013. We are scheduled to receive additional consideration of $11 million by the end of 2014 relating to the ADDCAR divestiture.  Capital expenditures and additions to prepaid royalties decreased approximately $104.5 million and $7.3 million, respectively, during the first nine months of 2014 when compared to the first nine months of 2013.  Cash conservation efforts and the start up of the Leer mining complex longwall in the first quarter of 2014 were responsible for the decrease in capital expenditures.  Compared with the nine months ended September 30, 2013, we invested net $13.3 million less in short term investments in the nine months ended September 30, 2014.

Cash used in financing activities was approximately $15 million less in the nine months ended September 30, 2014, primarily due to the decrease in the dividend rate, partially offset by an increase in debt servicing payments.   The decrease in the dividend rate in the first quarter of 2014 from $0.03 per quarter to $0.01 per annum reduced dividends paid from $19.1 million during the nine months ended September 30, 2013 to $2.1 million during the nine months ended September 30, 2014.

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

(2)            Total losses for the ratio calculation were $123.5 million and total fixed charges were $301.1 million for the nine months ended September 30, 2014.  Total losses for the ratio calculation were $308.6 million and total fixed charges were $304.9 million for the nine months ended September 30, 2013.

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

Our sales commitments for 2014 and 2015 were as follows as of October 28, 2014:

	2014		2015
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	111.3	$12.97	90.5	$13.56
Committed, Unpriced	1.3		4.1
Appalachia
Committed, Priced Thermal	7.4	$57.44	3.9	$56.81
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	6.7	$81.70	1.7	$85.32
Committed, Unpriced Metallurgical	—		0.2
Other Bituminous
Committed, Priced	8.4	$30.83	4.3	$34.71
Committed, Unpriced	0.1		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2014. The estimated future realization of the value of the trading portfolio is $4.7 million of gains in the remainder of 2014 and $4.2 million of gains in 2015.

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

During the nine months ended September 30, 2014, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.9 million. The linear mean of each daily VaR was $0.4 million. The final VaR at September 30, 2014 was $0.6 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2014, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.3 million. The final VaR at September 30, 2014 was $0.1 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2014 and 2015. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At September 30, 2014, we had protected the price of approximately 87% of our expected purchases for the remainder of 2014 and 83.0% of our 2015 purchases.  At September 30, 2014, we had purchased heating oil call options for approximately 69 million gallons for the purpose of managing the price risk associated with future diesel purchases. We also purchase heating oil call options to manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices.  At September 30, 2014, we held purchased call options for approximately 1.3 million gallons for the purpose of managing the fluctuations in cash flows associated with fuel surcharges on future shipments.  These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2014, of our $5.2 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at September 30, 2014, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the DC Circuit’s decision.  On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination.  On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment.  The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious.  The Company is weighing its options related to any further appeal.

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

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.   Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014.  The court held a hearing on this matter on November 5, 2014 and the parties are awaiting further determination by the court.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2014, there were 10,920,463 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2014. Based on the closing price of our common stock as reported on the New York Stock Exchange on October 31, 2014, the approximate dollar value of our common stock that may yet be purchased under this program was $23.6 million.

In addition to the share repurchase program described above, the following reflects shares withheld upon vesting of restricted stock for minimum tax withholding obligations.  While we have no announced plan or program with respect to withholding of shares upon vesting of restricted stock, we intend to continue to allow participants to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 2014	5,337	$2.86
August 2014	—	—
September 2014	—	—
Total	5,337	$2.86

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

Item 6.  Exhibits.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three months ended September 30. 2014 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 7, 2014