Form 10-K
period 2014-12-31
ARCH COAL INC
filed 2015-02-27
CIK 1037676

Use these links to rapidly review the document

TABLE OF CONTENTS 2
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☒    No☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2014 was approximately $771.8 million.

          At February 13, 2015 there were 212,274,662 shares of the registrant's common stock outstanding.

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2015 annual stockholders' meeting to be held on April 23, 2015 are incorporated by reference into Part III of this Form 10-K.

        If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption "Glossary of Selected Mining Terms" on page 35 of this report. Unless the context otherwise requires, all references in this report to "Arch," "we," "us," or "our" are to Arch Coal, Inc. and its subsidiaries.

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

 PART I

Item 1.    BUSINESS

Introduction

        We are one of the world's largest coal producers. For the year ended December 31, 2014, we sold approximately 134 million tons of coal, including approximately 1.3 million tons of coal we purchased from third parties. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2014, we operated, or contracted out the operation of, 16 active mines located in each of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide.

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

        In August 2013, we sold the equity interests of Canyon Fuel Company, LLC ("Canyon Fuel"), which owned and operated our Utah operations.

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

The Coal Industry

        Background.    Coal is traded globally and can be transported to demand centers by ship, rail, barge or truck. World coal production totaled 7.8 billion tonnes in 2013 (the latest full year data currently available) according to the International Energy Agency (IEA) and the World Coal Association. Total hard coal production totaled 7.0 billion tonnes in 2013, while global production of brown coal totaled 840 million tonnes. Also according to IEA estimates, China remained the largest producer of coal in the world, producing over 3.5 billion tonnes in 2013. The United States and India follow China with hard coal production of over 900 million tonnes and 600 million tonnes, respectively, in 2013.

        Cross-border coal trade of hard coal was close to 1.3 billion tonnes in 2013 according to the IEA. China was the largest importer of globally traded coal in 2013, taking over 327 million tonnes of hard coal, although preliminary estimates indicate that Chinese imports declined in 2014. Japan imported more than 195 million tonnes in 2013, followed by India with nearly 180 million tonnes. OECD Europe imported 253 million tonnes.

        Among the nations principally supplying coal to the global power and steel markets are Australia and Indonesia, as well as Russia, the United States, Colombia and South Africa. Australia has significant reserves and infrastructure, and is also benefiting from the current weakness in the Australian dollar. Indonesia continues to exhibit substantial growth in its coal exports; however, its growing domestic energy demand, together with governmental attempts to limit exports, may result in a slowing of growth or even a decrease in exports over time. Increasing calls to bolster domestic power supply, together with pressure to improve wages for miners, may also limit South African exports in the future.

        Global Coal Supply and Demand.    The supply and demand fundamentals in global coal markets remained challenged in 2014. Although coal was cost-competitive with natural gas in 2014, Europe's weak economic growth resulted in only modest changes in import coal demand. Additionally, economic uncertainty lowered demand for imported finished goods, which led to reduced steel consumption and therefore lower demand for metallurgical coal. In China, a slowing economy along with abundant hydropower generation has resulted in a modest decline in coal imports in 2014 according to preliminary reports. China continues to add coal-based power generation capacity, but slower economic growth and new regulations on emissions around large urban centers could lead to more moderate rates of growth in the future, albeit on a large base.

        Despite near-term cyclical challenges, coal is expected to remain the dominant fuel for electric power generation worldwide. According to the IEA, coal is projected to fuel over 33% of the world's electric power through 2040. Most of the growth in coal consumption is expected to occur in Asia, with China and India as the largest consumers going forward. In the metallurgical markets, we expect some additional supply rationalization to occur over the next 12 to 24 months; however, fundamental demand for metallurgical coal is expected to remain strong. Again, Asia is expected to be the center for most of the global demand growth for metallurgical coal. China, India, Japan and South Korea are all expected to increase steel production during the next five years.

        U.S. Coal Consumption.    In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Although final data is not yet available, coal consumption in the United States is estimated to be approximately 920 million tons in 2014, according to the Energy Information Administration's (EIA) Short Term Energy Outlook. Coal consumption decreased in 2014 by 0.7%, or around 5 million tons as compared to 2013.

        According to the EIA, coal accounted for approximately 39% of U.S. electricity generation from January through November 2014. This is roughly equivalent to the same period in 2013 but approximately 2 percentage points higher than the full-year 2012. Overall, power generation was up 1.2% based on the first 11 months of the year. Inventories of coal at power generation facilities ended the year at 139 million tons, according to EIA's Short Term Energy Outlook. This is about 9 million tons, or 6% lower, than the end of 2013.

        The following chart shows the breakdown of U.S. electricity generation by energy source for January through November 2014, according to the EIA:

Source: EIA Electric Power Monthly (January 2015).

        The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual	Estimated	Forecast			Annual Growth
Sector	2009	2014	2015	2020	2040	2012 - 2040
	(Tons, in millions)
Electric power	934	854	841	892	909	0.3%
Other industrial	45	43	41	49	50	0.5%
Coke plants	15	21	21	22	18	(0.5)%
Residential/commercial	3	2	2	2	2	(0.1)%

*Total U.S. coal consumption	997	920	905	965	979	0.3%

Source: EIA Annual Energy Outlook 2014
            EIA Short Term Energy Outlook (February 2015)
            EIA Monthly Energy Review (January 2015)

*          Columns may not total due to rounding.

        Historically, coal has been considerably less expensive than natural gas or oil. However, the growth of hydraulic fracturing (fracking) combined with the current inability to transport U.S. produced natural gas beyond North America has resulted in an oversupply. New export facilities for natural gas are under construction, and this is expected to reduce U.S. over-supply over the next five years. Until then, periods of market imbalance could affect coal both positively and negatively. At the beginning of 2014, a period of below normal temperatures drove consumption of natural gas for heating purposes to record levels and tested the supply of the fuel. Since then, both mild temperatures and record high natural gas production have moved the market from undersupply to oversupply, and this has reduced natural gas prices at the beginning of 2015.

        U.S. Coal Production.    The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there are over 200 billion tons of recoverable coal in the United

States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for over 150 years.

        Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Interior. According to the EIA and MSHA, U.S. coal production increased an estimated 12 million tons in 2014, to 997 million tons.

        The EIA subdivides United States coal production into three major areas: Western, Appalachia and Interior.

        The Western region includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from an estimated 530 million tons in 2013 to 539 million tons in 2014. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance and is easier to mine and, thus, has a lower cost of production. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.

        The Appalachia region is further divided into north, central and southern regions. According to the EIA, amounts of coal produced in the Appalachian region remained consistent at close to 270 million tons in 2013 and 2014. Central Appalachia is further disadvantaged for power generation because of the depletion of economically attractive reserves, permitting issues, and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%.

        The Interior region includes the Illinois Basin, Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior region increased from 183 million tons in 2013 to approximately 187 million tons in 2014. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

        U.S. Coal Exports and Imports.    Coal exports declined approximately 20 million tons to 98 million tons in 2014. The decline in 2014 was primarily caused by growing global coal supply along with slowing demand growth which displaced some of the volume originating in the United States. Additionally, unfavorable foreign currency exchange disadvantaged some United States coal in certain markets. The seaborne market is cyclical, but the IEA projects the seaborne coal trade to grow to 1.2 billion tonnes by 2020 in their New Policies Scenario, an increase of 165 million tons. The United States is expected to continue its role as a major supplier to the global market. Interest in access to the coal markets overseas by domestic producers, along with increased international consumer interest in United States coal, continues to fuel considerable interest in developing new port capacity, particularly on the West Coast.

        Historically, coal imported from abroad has represented a relatively small share of total domestic coal consumption, and this remained the case in 2014. Imports reached close to 36 million tons in 2007, but have fallen since then. According to the EIA, coal imports were 11.3 million tons in 2014. The decline is mostly attributable to more competitive pricing for domestic coal and stronger demand from international markets for seaborne coal. The majority of the coal imported into the United States originates from Colombia.

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

        The following diagram illustrates our typical underground mining operation using room-and-pillar mining techniques:

        Coal Preparation and Blending.    We crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay occupying a wide range of particle sizes. The majority of our mining operations in the Appalachia region use a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations, including coal produced by third parties, in order to achieve a more suitable product.

        The treatments we employ at our preparation plants depend on the size of the raw coal. For coarse material, the separation process relies on the difference in the density between coal and waste rock and, for the very fine fractions, the separation process relies on the difference in surface chemical properties between coal and the waste minerals. To remove impurities, we crush raw coal and classify it into various sizes. For the largest size fractions, we use dense media vessel separation techniques in which we float coal in a tank containing a liquid of a pre-determined specific gravity. Since coal is lighter than its impurities, it floats, and we can separate it from rock and shale. We treat intermediate sized particles with dense medium cyclones, in which a liquid is spun at high speeds to separate coal from rock. Fine coal is treated in spirals, in which the differences in density between coal and rock allow them, when suspended in water, to be separated. Ultra fine coal is recovered in column flotation cells utilizing the differences in surface chemistry between coal and rock. By injecting stable air bubbles through a suspension of ultra fine coal and rock, the coal particles adhere to the bubbles and rise to the surface of the column where they are removed. To minimize the moisture content in coal, we process most coal sizes through centrifuges. A centrifuge spins coal very quickly, causing water accompanying the coal to separate.

        For more information about the locations of our preparation plants, you should see the section entitled "Our Mining Operations" below.

Our Mining Operations

        General.    At December 31, 2014, we operated, or contracted out the operation of, 16 active mines in the United States. Our reportable segments are based on the major coal producing basins in which we operate. Our reportable segments are the Powder River Basin segment, with operations in Wyoming; and the Appalachia segment, with operations in West Virginia, Kentucky, Maryland and Virginia. We also sell coal from operations in Colorado and Illinois. Geology, coal transportation routes to consumers, regulatory environments and coal quality can vary from segment to segment. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2014, 2013, and 2012 contained in Note 26 beginning on page F-50.

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

        The following map shows the locations of our active mining operations:

        The following table provides a summary of information regarding our active mining complexes as of December 31, 2014, including the total sales associated with these complexes for the years ended December 30, 2012, 2013, and 2014 and the total reserves associated with these complexes at December 31, 2014. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex.

								Total Cost of Property, Plant and Equipment at December 31, 2014
					Tons Sold(2)(3)
	Captive Mines(1)	Contract Mines(1)	Mining Equipment						Assigned Reserves
Mining Complex				Railroad	2012	2013	2014
					(Million tons)			($ millions)	(Million tons)
Powder River Basin:
Black Thunder	S	—	D, S	UP/BN	92.9	100.7	101.2	$1,205.5	1,262.6
Coal Creek	S	—	D, S	UP/BN	7.5	8.5	9.4	147.8	160.8
Other:
West Elk	U	—	LW, CM	UP	6.7	6.1	6.5	413.6	65.2
Viper	U	—	CM	—	2.1	2.2	2.2	93.0	33.0
Appalachia:
Coal-Mac	S	—	L, E	NS/CSX	3.3	3.1	2.8	203.4	26.4
Lone Mountain	U(3)	—	CM	NS/CSX	2.0	2.0	1.9	260.0	18.2
Mountain Laurel	U	S(2)	L, LW, CM	CSX	3.7	2.9	2.6	526.4	47.9
Beckley	U	—	CM	CSX	1.1	1.1	1.0	108.8	29.9
Vindex	S	—	L, E	CSX	1.0	0.6	0.5	88.6	12.8
Sycamore No. 2	—	U	CM	—	0.4	0.4	0.5	16.0	7.1
Sentinel	U	—	CM	CSX	1.2	1.0	1.1	71.5	11.3
Leer	U	—	CM, LW	CSX	—	—	2.7	440.0	42.0

Totals					121.9	128.6	132.4	$3,574.6	1,717.2

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern-Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner
HW = Highwall miner

(1)
Amounts in parentheses indicate the number of captive and contract mines, if more than one, at the mining complex as of December 31, 2014. Captive mines are mines that we own and operate on land owned or leased by us. Contract mines are mines that other operators mine for us under contracts on land owned or leased by us.

(2)
Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

(3)
2012 tons sold numbers do not include tons of coal sold from the following mining complexes that were closed or idled during the 2012 calendar year: Arch of Wyoming, East Kentucky, Eastern, Flint Ridge, Imperial, Knott County/Raven and Patriot. We sold 2.2 million tons of coal from these mining complexes in 2012. 2012 and 2013 tons sold numbers do not include tons of coal sold from the following mining complexes that were sold in the 2013 calendar year: Dugout Canyon, Skyline and Sufco. We sold 8.9 million and 5.3 million tons of coal from these mining complexes in 2012 and 2013, respectively. 2012, 2013 and 2014 tons sold numbers do not include tons of coal sold from the Hazard mining complex, which was sold in 2014, or tons of coal sold from the Cumberland River mining complex, which was idled in 2014. We sold 3.5 million, 2.7 million and 0.8 million tons of coal from these two mining complexes in 2012, 2013 and 2014, respectively.

Powder River Basin

        Black Thunder.    Black Thunder is a surface mining complex located on approximately 35,800 acres in Campbell County, Wyoming. The Black Thunder complex extracts steam coal from the Upper Wyodak and Main Wyodak seams.

        We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1.3 billion tons of proven and probable reserves at December 31, 2014. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2020 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

        The Black Thunder mining complex currently consists of six active pit areas and three loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.

        Coal Creek.    Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams.

        We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 160.8 million tons of proven and probable reserves at December 31, 2014. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2025 before annual output starts to significantly decline.

        The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

Appalachia

        Coal-Mac.    Coal-Mac is a surface mining complex located on approximately 46,900 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal-Mac mining complex extract steam coal primarily from the Coalburg and Stockton seams.

        We control a significant portion of the coal reserves through private leases. The Coal-Mac mining complex had approximately 26.4 million tons of proven and probable reserves at December 31, 2014. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline.

        The complex currently consists of one captive surface mine, a preparation plant and two loadout facilities, which we refer to as Holden 22 and Ragland. We ship coal trucked to the Ragland loadout facility directly to our customers via the Norfolk Southern railroad. The Ragland loadout facility can load a 10,000-ton train in less than four hours. We ship coal trucked to the Holden 22 loadout facility directly to our customers via the CSX railroad. We wash all of the coal transported to the Holden 22 loadout facility at an adjacent 600-ton-per-hour preparation plant. The Holden 22 loadout facility can load a 10,000-ton train in about four hours.

        Lone Mountain.    Lone Mountain is an underground mining complex located on approximately 54,000 acres in Harlan County, Kentucky and Lee County, Virginia. The Lone Mountain mining complex extracts steam and metallurgical coal from the Kellioka, Darby and Owl seams.

        We control a significant portion of the coal reserves through private leases. The Lone Mountain mining complex had approximately 18.2 million tons of proven and probable reserves at December 31, 2014. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2025 before annual output starts to significantly decline.

        The complex currently consists of three underground mines operating a total of seven continuous miner sections. We process coal through a 1,200-ton-per-hour preparation plant. We then ship the coal to our customers via the Norfolk Southern or CSX railroad.

        Mountain Laurel.    Mountain Laurel is an underground and surface mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract steam and metallurgical coal from the Cedar Grove and Alma seams. Surface mining operations at the Mountain Laurel mining complex extract coal from a number of different splits of the Five Block, Stockton and Coalburg seams.

        We control a significant portion of the coal reserves through outright ownership and private leases. The Mountain Laurel mining complex had approximately 47.9 million tons of proven and probable reserves at December 31, 2014. The longwall mine is expected to operate through at least 2020 and potentially longer. In addition, the existing reserve base should support continuous miner operations beyond that date.

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

        A significant portion of the coal reserves are controlled through private leases. As of December 31, 2014, we had approximately 29.9 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2030. Coal is belted from the mine to a 600-ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.

        Vindex.    The Vindex mining complex consists of a surface mine located on approximately 40,300 acres in Maryland and West Virginia. Mining operations extract coal from the Upper Freeport, Middle Kittanning, Pittsburgh, Little Pittsburgh and Redstone seams. Coal is sold on a raw basis and trucked directly to the customer.

        We control all of the coal reserves through private leases. As of December 31, 2014, we had approximately 12.8 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until at least 2021.

        Sycamore No. 2.    The Sycamore No. 2 mining complex is an active underground mine operated by a contract miner located on approximately 8,800 acres in Harrison County, West Virginia. Mining operations extract coal from the Pittsburgh seam. The coal produced by this mining complex is sold on a raw basis and is transported to current customers by truck.

        As of December 31, 2014, the Sycamore No. 2 mining complex had approximately 7.1 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2028.

        Sentinel.    The Sentinel mining complex consists of one underground mine, a preparation plant and a loadout facility located on approximately 25,200 acres in Barbour County, West Virginia. Mining operations currently extract coal from the Clarion coal seam. Coal from the Sentinel mining complex is processed through the preparation plant and shipped by CSX rail to customers.

        We control a significant portion of the Clarion seam coal reserves through private leases. As of December 31, 2014, we had approximately 11.3 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021.

        Leer.    The Leer Complex, located in Taylor County, West Virginia, includes approximately 42.0 million tons of coal reserves as of December 31, 2014 and has both steam and metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 78,500 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.

        The Leer Complex is designed to have 3.5 million tons of capacity per year of high quality coal that is well suited to both the high volatile metallurgical and utility markets. All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours. Without the addition of more coal reserves, the current reserves could sustain the longwall mine at current production levels until about 2024 and support continuous miner production until 2030.

Other

        West Elk.    West Elk is an underground mining complex located on approximately 17,800 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam.

        We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 65.2 million tons of proven and probable reserves at December 31, 2014. Without the addition of more coal reserves, the current reserves could sustain current production levels through 2024 before annual output starts to significantly decline.

        The West Elk complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. The loadout facility can load an 11,000-ton train in less than three hours.

        Viper.    The Viper mining complex consists of one underground coal mine and a preparation plant located on approximately 48,200 acres in central Illinois near the city of Springfield. Mining operations extract steam coal from the Illinois No. 5 seam, also referred to as the Springfield seam. All coal is processed through an 800 ton-per-hour preparation plant and shipped to customers by on-highway trucks.

        We control a significant portion of the coal reserves through private leases. As of December 31, 2014, we had approximately 33.0 million tons of proven and probable reserves. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2026.

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

        Customers.    The Company markets its steam and metallurgical coal to domestic and foreign utilities, steel producers and other industrial facilities. For the year ended December 31, 2014, we derived approximately 15% of our total coal revenues from sales to our three largest customers U.S. Steel, Southern Company, and Tennessee Valley Authority—and approximately 38% of our total coal revenues from sales to our 10 largest customers.

        In 2014, we sold coal to domestic customers located in 36 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.

        In addition, in 2014 we also exported coal to Europe, Asia, North America (outside the United States) and South America. Exports to foreign countries were $0.6 billion, $0.8 billion and $1.2 billion for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, trade receivables related to metallurgical-quality coal sales totaled $76.0 million and $70.5 million, respectively, or 36% of total trade receivables. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

        The Company's foreign revenues by coal shipment destination for the year ended December 31, 2014, were as follows:

(In thousands)
Europe	$277,565
Asia	156,057
North America	78,445
Central and South America	20,496
Brokered Sales	79,354

Total	$611,917

Long-Term Coal Supply Arrangements

        As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2014, we sold approximately 60% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms exceeding five years. At December 31, 2014, the average volume-weighted remaining term of our long-term contracts was approximately 2.44 years, with remaining terms ranging from one to 6 years. At December 31, 2014, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 189 million tons.

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

        We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see the section entitled "Quantitative and Qualitative Disclosures About Market Risk" for more information about the market risks associated with these strategies at December 31, 2014.

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

Competition

        The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., Cloud Peak Energy, CONSOL Energy Inc., Patriot Coal Corporation, Peabody Energy Corp. and Walter Energy, Inc. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.

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

        We endeavor to conduct our mining operations in compliance with applicable federal, state and local laws and regulations. However, due in part to the extensive, comprehensive and changing regulatory requirements, violations during mining operations occur from time to time. We cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers' compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for domestic coal producers.

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

        The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

        Mining Permits and Approvals.    Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present to federal, state or local authorities' data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an environmental impact statement must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any collateral effects from the mining, transportation and burning of coal, which may in some cases include a review of impacts on climate change. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, shareholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations could provide a basis to revoke existing permits and to deny the issuance of additional permits.

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

        In 1999, a federal court in West Virginia ruled that the stream buffer zone rule issued under SMCRA prohibited most excess spoil fills. While the decision was later reversed on jurisdictional grounds, the extent to which the rule applied to fills was left unaddressed. On December 12, 2008, OSM finalized a rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. That rule, however, was subject to a challenge in federal court. In addition, on November 30, 2009, OSM announced that it would re-examine and reinterpret the regulations finalized eleven months earlier. On February 20, 2014, the federal court vacated the 2008 rule. On December 22, 2014, OSM published the final revisions to the stream buffer zone rule in the Federal Register. The revisions reinstate the previous version of the rule, but do not announce a new interpretation of the rule regarding the ability to construct excess spoil fills. We cannot predict how the regulations will be applied or how they may affect coal production, though there are reports that any reinterpretation of the prior version of the rule would be to restrict the ability to construct mining related structures in streams. Such an interpretation could curtail surface mining operations in and near streams-especially in central Appalachia.

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

        In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA's adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. In 2014, we recorded $34.2 million of expense related to these reclamation fees.

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

        The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2014, we have self-bonded an aggregate of approximately $458.5 million, posted an aggregate of approximately $177.7 million in surety bonds for reclamation purposes and secured $3.5 million in letters of credit for reclamation bonding obligations. In addition, we had approximately $138.1 million of surety bonds and letters of credit outstanding at December 31, 2014 to secure workers' compensation, coal lease and other obligations.

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

        Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2014, we recorded $70.3 million of expense related to this excise tax.

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

  •
  Ozone.  On November 25, 2014, the EPA released a proposed rule that would revise the existing NAAQS for ozone. EPA must finalize this new standard by October 1, 2015. The proposed NAAQS revisions would significantly reduce both the primary and secondary ozone standards from their current level of 75 ppb as an 8-hour average to a level between 65 and 70 ppb. The EPA will also accept public comment on retaining the current standard of 75 ppb or lowering the standard to 60 ppb. Significant additional emission control expenditures will likely be required at certain coal-fueled power plants to meet the new NAAQS. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead.

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

    In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA's reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. The EPA proposed a revised transport rule on August 2, 2010 (75 Fed Reg 45209) and received thousands of comments on the proposal. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on August 21, 2012, the Federal Court of Appeals for the District of Columbia Circuit vacated the rule, leaving the EPA to continue implementation of the CAIR. Controls required under the CAIR may affect the market for coal inasmuch as multiple existing coal fired units are being retired rather than having required controls installed. The U.S. Supreme Court agreed to hear the EPA's appeal of the decision vacating CSAPR and on April 29, 2014, issued an opinion reversing the August 21, 2012 District of Columbia Circuit decision, remanding the case back to the District of Columbia Circuit. The EPA then requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. On October 23, 2014, the District of Columbia Circuit granted the EPA's request. CSAPR Phase 1 implementation is now scheduled for 2015, with Phase 2 beginning in 2017. As a result, some coal-fired power plants will be required to install costly pollution controls or shut down which may adversely affect the demand for coal.

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

  •
  Regional Haze.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIPs by December 17, 2007, that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392). The EPA had taken no enforcement action against states to finalize implementation plans and was slowly dealing with the state Regional Haze SIPs that were submitted, which resulted in the National Parks Conservation Association commencing litigation in the D. C. Circuit Court of Appeals on August 3, 2012, against the EPA for failure to enforce the rule (National Parks Conservation Act v. EPA, D.C.Cir). Industry groups, including the Utility Air Regulatory Group have intervened (Utility Air Regulatory Group v. EPA. D.C. Cir 12-1342, 8/6/2012) This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

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

        Climate Change.    One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a source of concern with respect to global warming. On June 2, 2014, the EPA proposed a sweeping rule to cut carbon emissions from existing electric generating units, including coal-fired power plants. The proposed rule (79 FR 34829), known as the "Clean Power Plan," would require existing power plants to reduce their carbon dioxide emissions 30% from 2005 levels by the year 2030. The proposed 30% reduction rate represents a nationwide target; there are then state-by-state mandatory targets and interim benchmarks to achieve, based on several state-specific criteria. The EPA gave each state its own emission reduction target and interim benchmark to achieve based on its emissions levels from 2012. The EPA retains the authority to take over a state's program if the state fails to achieve its targets. The EPA received public comments on the proposed rule through December 1, 2014, and plans to finalize the proposed rule by summer 2015. The Clean Power Plan has been the subject of many lawsuits, challenging, among other things, the EPA's power to promulgate the rule. If the Clean Power Plan is passed as proposed, and withstands legal challenges, it is projected to have an adverse impact on the demand for coal nationally. Some studies estimate that the Clean Power Plan will reduce coal generation in the U.S. by 25%.

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

        In addition to the federal regulation, many states and regions have adopted greenhouse gas initiatives. These state and regional climate change rules may cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.

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

    Under the Clean Water Act, citizens may sue to enforce NPDES permit requirements. Beginning in 2012, multiple citizens' suits were filed in West Virginia against mine operators for alleged violations of NPDES permit conditions requiring compliance with West Virginia's water quality standards. Some of the lawsuits alleged violations of water quality standards for selenium, whereas others alleged that discharges of conductivity and sulfate were causing violations of West Virginia water quality standards that prohibit adverse effects to aquatic life. The suits sought penalties as well as injunctive relief that would limit future discharges of selenium, conductivity or sulfate through the implementation of expensive treatment technologies. In 2012, the federal district court for the Southern District of West Virginia granted summary judgment to citizens in one such suit alleging violations of the water quality standard for selenium. In 2014, the same court found in another such suit that discharges of conductivity from two West Virginia mines were causing violations of West Virginia's narrative water quality standards. Both cases were resolved prior to any appeal and it is difficult to predict whether such suits will continue to be successful.

    Citizens may also sue under the Clean Water Act when pollutants are being discharged without NPDES permits. Beginning in 2013, multiple citizen suits were filed in West Virginia against landowners alleging ongoing discharges of pollutants, including selenium and conductivity, from valley fills at reclaimed mining sites. In each case, the reclamation bond had had been released and the mining and NPDES permits had been terminated following the completion of reclamation. While it is difficult to predict the outcome of such suits, any determination that discharges from valley fills require NPDES permits could result in increased compliance costs following the completion of mining at our operations

  •
  Dredge and Fill Permits.  Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, valley fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the Clean Water Act, coal companies are required to obtain a Section 404 permit from the Army Corps of Engineers, which we refer to as the Corps, prior to conducting such mining activities. The Corps is authorized to issue general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21, which we refer to as NWP 21, generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Since March 2007, permits under NWP 21 were reissued for a five-year period with new provisions intended to strengthen environmental protections. There must be appropriate mitigation in accordance with nationwide general permit conditions rather than less restricted state-required mitigation requirements, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities.

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

Employees

        At December 31, 2014, we employed approximately 5,000 full and part-time employees, six of whom are represented by the Scotia Employees Association. We believe that our relations with all employees are good.

Executive Officers

        The following is a list of our executive officers, their ages as of February 27, 2015 and their positions and offices during the last five years:

Name	Age	Position
Kenneth D. Cochran	54	Mr. Cochran has served as our Senior Vice President—Operations since August 2012. From May 2011 to August 2012, Mr. Cochran served as Group President of our western operations, which included Thunder Basin Coal Company, the Arch Western Bituminous Group, Arch of Wyoming and the Otter Creek development, and served as President and General Manager of Thunder Basin Coal Company from 2005 to April 2011. Prior to joining Arch Coal in 2005, Mr. Cochran spent 20 years with TXU Corporation. Mr. Cochran currently serves on the boards of Millennium Bulk Terminals-Longview, LLC, Knight Hawk Holdings, LLC, and Tongue River Holding Company.
John T. Drexler	45

Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since 2008. Mr. Drexler served as our Vice President—Finance and Accounting from 2006 to 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	57

Mr. Eaves currently serves as our President and Chief Executive Officer. Mr. Eaves served as our President and Chief Operating Officer from 2006 until he was appointed as Chief Executive Officer in April 2012. From 2002 to 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves is currently a director of Arch Coal, Inc. and the chairman of the National Coal Council, and also serves on the board of COALOGIX, National Mining Association, the Business Roundtable, the American Coalition for Clean Coal Electricity and the Business Council, and he was previously a director of Advanced Emissions Solutions, Inc.

Robert G. Jones	58	Mr. Jones has served as our Senior Vice President—Law, General Counsel and Secretary since 2008. Mr. Jones served as Vice President—Law, General Counsel and Secretary from 2000 to 2008.
Allen R. Kelley	54

Mr. Kelley was appointed Vice President—Human Resources in March 2014. From 2008 to March 2014 Mr. Kelley served as our Vice President—Enterprise Risk Management. From 2005 to 2008, Mr. Kelley served as our Director of Internal Audit. Prior to 2005, Mr. Kelley held various finance and accounting positions within the corporate and operations functions of Arch Coal, Inc.

Name	Age	Position
Paul A. Lang	54

Mr. Lang has served as our Executive Vice President and Chief Operating Officer since April 2012 and as our Executive Vice President—Operations from August 2011 to April 2012. Mr. Lang served as Senior Vice President—Operations from 2006 through August 2011, as President of Western Operations from 2005 through 2006 and President and General Manager of Thunder Basin Coal Company from 1998 to 2005. Mr. Lang is a director of Arch Coal, Inc., Advanced Emissions Solutions, Inc. and Knight Hawk Holdings, LLC. Mr. Lang also serves on the development board of the Mining Department of the Missouri University of Science & Technology, and is chairman of the University of Wyoming's School of Energy Resources Council.

Deck S. Slone	51

Mr. Slone has served as our Senior Vice President—Strategy and Public Policy since June 2012. Mr. Slone served as our Vice President—Government, Investor and Public Affairs from 2008 to June 2012. Mr. Slone served as our Vice President—Investor Relations and Public Affairs from 2001 to 2008. Mr. Slone is a director of Millennium Bulk Terminals—Longview and DKRW Advanced Fuels. In addition, Mr. Slone serves as co-chair of the Coal Utilization Research Council, as a director and member of the executive committee of the World Coal Association, as a director of the American Coal Foundation and as a member of the steering committee of the Consortium for Clean Coal Utilization at Washington University in St. Louis.

John A. Ziegler, Jr.	48

Mr. Ziegler was appointed Chief Commercial Officer in March 2014. Mr. Ziegler served as our our Vice President—Human Resources from April 2012 to March 2014. From October 2011 to April 2012, Mr. Ziegler served as our Senior Director—Compensation and Benefits. From 2005 to October 2011 Mr. Ziegler served as Vice President—Contract Administration of Arch Coal Sales Company, as well as other senior management positions at Arch Coal Sales Company. Mr. Ziegler joined Arch Coal in 2002 as Director—Internal Audit. Prior to joining Arch Coal, Mr. Ziegler held various finance and accounting positions with bioMerieux and Ernst & Young.

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

Risks Related to Our Operations

Coal prices are subject to change based on a number of factors and coal prices are currently depressed. If coal prices remain depressed, or if there is a substantial or extended decline in prices, it could materially and adversely affect our profitability and the value of our coal reserves.

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

        Coal prices are currently depressed based on a number of factors outside our control. If coal prices remain depressed, or if there is a substantial or extended decline in the prices we receive for our future coal sales contracts, it could materially and adversely affect us by decreasing our profitability and the value of our coal reserves.

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

  •
  delays by third-party transportation on coal shipments; and

  •
  competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development.

        If any of these conditions or events occurs, particularly at our Black Thunder mining complex, which accounted for approximately 75% of the coal volume we sold in 2014, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

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

        Global economic downturns have had and in the future could have a negative impact on both the coal industry and on various customers. These conditions have, in the past, led to extreme volatility of security prices, severely limited liquidity and credit availability, and resulted in declining valuations of assets. If there are downturns in economic conditions, our customers' and our businesses, financial conditions or results of operations could be adversely affected. During unfavorable economic conditions we are focused on cost control and capital discipline, but there can be no assurance that these actions, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.

Any change in the coal consumption of electric power generators could result in less demand and lower prices for coal, which could materially and adversely affect our revenues and results of operations.

        Thermal coal accounted for the majority of our coal sales during 2014. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation and governmental regulations. Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fueled generators. In addition, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

        Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof bolts we use in our underground mining operations depends on the price of scrap steel. We also use significant amounts of diesel fuel and tires for trucks and other heavy machinery, particularly at our Black Thunder mining complex. If the prices of mining and other industrial supplies, particularly steel based supplies, diesel fuel and rubber tires, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.

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

        Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If we determine that a customer is not creditworthy, we may be able to withhold delivery under the customer's coal sales contract. If this occurs, we may decide to sell the customer's coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our financial position.

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

        In addition, a growing portion of our coal sales in recent years has been into export markets, and we are actively seeking additional international customers. Our ability to maintain and grow our export sales revenue and margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of coal to foreign markets. At present, there is limited terminal capacity for the export of coal into foreign markets. Our access to existing and future terminal capacity may be adversely affected by regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity, among other factors. If we are unable to maintain terminal capacity, or are unable to access additional future terminal capacity for the export of our coal on commercially reasonable terms, or at all, our results could be materially and adversely affected.

        From time to time we enter into "take or pay" contracts for rail and port capacity related to our export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the port regardless of whether we sell and ship any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these contracts we are still obligated to make payments to the railway or port facility, which could have a negative impact on our cash flows, profitability and results of operations.

Our profitability depends upon the long-term coal supply agreements we have with our customers. Changes in purchasing patterns in the coal industry could make it difficult for us to extend our existing long-term coal supply agreements or to enter into new agreements in the future.

        We sell a portion of our coal under long-term coal supply agreements, which we define as contracts with terms greater than one year. Under these arrangements, we fix the prices of coal shipped during the initial year and may adjust the prices in later years. As a result, at any given time the market prices for similar-quality coal may exceed the prices for coal shipped under these arrangements. Changes in the coal industry may cause some of our customers not to renew, extend or enter into new long-term coal supply agreements or enter into agreements to purchase fewer tons of coal or on different terms or prices than in the past. In addition, uncertainty caused by federal and state regulations, including the Clean Air Act, could deter our customers from entering into long-term coal supply agreements.

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

        For the year ended December 31, 2014, we derived approximately 15% of our total coal revenues from sales to our three largest customers and approximately 38% of our total coal revenues from sales to our ten largest customers. We are currently discussing the extension of coal sales agreements with some of these customers. However, we may be unsuccessful in obtaining coal supply agreements with those customers, and some or all of these customers could discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.

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

If we sustain cyber attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.

        We may be subject to security breaches which could result in unauthorized access to our facilities or to information we are trying to protect. Unauthorized physical access to one or more of our facilities or locations, or electronic access to our proprietary or confidential information could result in, among other things, unfavorable publicity, litigation by parties affected by such breach, disruptions to our operations, loss of customers, and financial obligations for damages related to the theft or misuse of such information, any of which could have a substantial impact on our results of operations, financial condition or cash flows.

Risks Related to Our Indebtedness

The amount of indebtedness we have incurred could significantly affect our business.

        At December 31, 2014, we had consolidated indebtedness of approximately $5.2 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:

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

        To dispose of mining overburden generated by our Appalachian surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers. Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and one of them thereafter was dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention, which may have a favorable impact on our permits. The matter is pending before the U.S. District Court for the Southern District of West Virginia on Mingo Logan's motion for summary judgment. If the matter is resolved ultimately in a manner that is adverse to the interests of our operating subsidiaries, such subsidiaries' operating results may be adversely impacted.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Our Properties

  General

        At December 31, 2014, we owned or controlled, primarily through long-term leases, approximately 30,430 acres of coal land in Ohio, 21,832 acres of coal land in Maryland, 46,556 acres of coal land in Virginia, 407,453 acres of coal land in West Virginia, 107,665 acres of coal land in Wyoming, 266,654 acres of coal land in Illinois, 128,458 acres of coal land in Kentucky, 19,427 acres of coal land in Montana, 21,802 acres of coal land in New Mexico, 427 acres of coal land in Pennsylvania, and 18,443 acres of coal land in Colorado. In addition, we also owned or controlled through long-term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 86,320 acres of our coal land from the federal government and approximately 24,956 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.

        Our executive headquarters occupy leased office space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see "Our Mining Operations" for more information about our mining operations, mining complexes and transportation facilities.

Our Coal Reserves

        We estimate that we owned or controlled approximately 5.1 billion tons of proven and probable recoverable reserves at December 31, 2014. Our coal reserve estimates at December 31, 2014 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

        The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2014:

Total Assigned Reserves
(Tons in millions)

				Sulfur Content (lbs. per million Btus)
										Mining Method		Past Reserve Estimates
	Total Assigned Recoverable Reserves							Reserve Control
					1.2 - 2.5		As Received Btus per lb.(1)				Under- ground
		Proven	Probable	<1.2		>2.5		Leased	Owned	Surface		2012	2013
Wyoming	1,423	1,398	25	1,352	71	—	8,859	1,423	—	1,423	—	1,636	1,526
Montana	—	—	—	—	—	—	—	—	—	—	—	—	—
Utah	—	—	—	—	—	—	—	—	—	—	—	74	—
Colorado	65	58	7	65	—	—	11,473	65	—	—	65	80	84
Central App.	139	127	12	53	86	—	12,988	136	3	59	81	213	169
Northern App.	74	61	13	—	54	20	12,896	32	42	7	66	231	58
Illinois	33	21	12	—	—	33	10,772	29	4	—	33	18	21

Total	1,734	1,665	69	1,470	211	53	9,495	1,685	49	1,489	245	2,252	1,858

(1)
As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves
(Tons in millions)

				Sulfur Content (lbs. per million Btus)
										Mining Method
	Total Unassigned Recoverable Reserves							Reserve Control
					1.2 - 2.5		As Received Btus per lb.(1)				Under- ground
		Proven	Probable	<1.2		>2.5		Leased	Owned	Surface
Wyoming	480	397	83	428	52	—	9,652	370	110	305	175
Montana	1,387	1,129	258	1,387	—	—	8,603	1,387	—	1,387	—
Utah	—	—	—	—	—	—	—	—	—	—	—
Colorado	26	20	6	26	—	—	11,194	26	—	—	26
Central App.	394	255	139	119	199	76	13,025	318	76	72	322
Northern App.	365	186	179	4	255	106	12,910	49	316	8	357
Illinois	678	339	339	1	51	626	10,969	65	613	2	676

Total	3,330	2,326	1,004	1,965	557	808	10,252	2,215	1,115	1,774	1,556

(1)
As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

        Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 68% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional approximately 6% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.

        The carrying cost of our coal reserves at December 31, 2014 was $4.8 billion, consisting of $77.9 million of prepaid royalties and a net book value of coal lands and mineral rights of $4.7 billion.

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

        At December 31, 2014, approximately 23% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

        We leased approximately 54,495 acres of property to other coal operators in 2014. We received royalty income of $9.6 million in 2014 from the mining of approximately 2.6 million tons, $9.5 million in 2013 from the mining of approximately 2.8 million tons and $10.0 million in 2012 from the mining of approximately 3.1 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.

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

        On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the DC Circuit's decision. On March 24, 2014, the Supreme Court denied Mingo Logan's Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination. On September 30, 2014, the court entered an opinion and order denying Mingo Logan's motion for summary judgment and granting the government's motion for summary judgment. The court upheld the Final Determination finding that EPA's decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan's Section 404 permit was not arbitrary and capricious. On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit where it is currently pending.

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

        On November 3, 2008, ICG, Wolf Run and Hunter Ridge filed an amended answer and counterclaim against the plaintiffs seeking to void the coal supply agreement due to, among other things, fraudulent inducement and conspiracy. On September 23, 2009, Allegheny filed a second amended complaint alleging several alternative theories of liability in its effort to extend contractual liability to ICG, which was not a party to the original contract and did not exist at the time Wolf Run and Allegheny entered into the contract. No new substantive claims were asserted. ICG answered the second amended complaint on October 13, 2009, denying all of the new claims. The counterclaim was dismissed on motion for summary judgment entered on May 11, 2010. Allegheny's claims against ICG were also dismissed by summary judgment, but the claims against Wolf Run and Hunter Ridge were not. The court conducted a non-jury trial of this matter beginning on January 10, 2011 and concluding on February 1, 2011.

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

        The parties appealed the lower court's decision to the Superior Court of Pennsylvania. On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer. On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance. As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013. Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014. The court held a hearing on this matter on November 5, 2014 and on February 16, 2015 awarded Allegheny $7.5 million plus interest for the future damages.

ITEM 4.    MINE SAFETY DISCLOSURES.

        The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2014.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "ACI". On February 13, 2015, our common stock closed at $1.19 on the New York Stock Exchange. On that date, there were approximately 5,500 holders of record of our common stock.

        Holders of our common stock are entitled to receive dividends when they are declared by our board of directors. Prior to 2014 dividends declared on common stock were historically paid in mid-March, June, September and December. In 2014, we paid an annual dividend in March. In 2015, we announced that we would not pay an annual dividend. We paid dividends on our common stock totaling $2.1 million, or $0.01 per share, in 2014, and $25.5 million, or $0.12 per share, in 2013. There is no assurance as to the amount or payment of dividends in the future because they are dependent on our future earnings, capital requirements, financial condition, any limitations imposed by our debt instruments and other factors deemed relevant by our Board of Directors. You should see Note 13, Debt and Financing Arrangements, beginning on Page F-27 for more information about restrictions on our ability to declare dividends.

        The following table sets forth for each period indicated the dividends paid per common share, the high and low sale prices of our common stock for each of the quarterly periods indicated.

	2014
	March 31	June 30	September 30	December 31
Dividends per common share	$0.01	—	—	—
High	4.98	5.37	3.73	2.93
Low	3.79	3.15	2.01	1.35

	2013
	March 31	June 30	September 30	December 31
Dividends per common share	$0.03	$0.03	$0.03	$0.03
High	7.95	5.82	5.25	4.77
Low	4.89	3.47	3.60	3.75

Stock Price Performance Graph

        The following performance graph compares the cumulative total return to stockholders on our common stock with the cumulative total return on two indices: a peer group, consisting of CONSOL Energy, Inc., Alpha Natural Resources, Inc. and Peabody Energy Corp., and the Standard & Poor's (S&P) 400 (Midcap) Index. The graph assumes that:

  •
  you invested $100 in Arch Coal common stock and in each index at the closing price on December 31, 2009;

  •
  all dividends were reinvested;

  •
  annual reweighting of the peer groups; and

  •
  you continued to hold your investment through December 31, 2014.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Arch Coal, Inc., the S&P Midcap 400 Index
and an Industry Peer Group

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Arch Coal, Inc.	100.00	160.21	67.62	34.87	21.74	8.72
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Industry Peer Group	100.00	126.72	70.75	54.74	51.66	34.19

Issuer Purchases of Equity Securities

        In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. We did not purchase any shares of our common stock under this program during the fiscal year ended December 31, 2014. As of December 31, 2014, we have purchased 3,074,200 shares of our common stock under this program since the board of directors authorized the program. Based on the closing price of our common stock as reported on the New York Stock Exchange on February 13, 2015, there is approximately $13.0 million of our common stock that may yet be purchased under this program.

ITEM 6.    SELECTED FINANCIAL DATA.

	Year Ended December 31
(In thousands, except per share data)	2014	2013(1)	2012(2)	2011(3)	2010(4)(5)
Statement of Operations Data:
Revenues	$2,937,119	$3,014,357	$3,768,126	$3,883,039	$2,817,441
Mine closure and asset impairment costs	24,113	220,879	539,182	7,316	—
Goodwill impairment	—	265,423	330,680	—	—
Acquisition and transition costs	—	—	—	47,360	—
Income (loss) from operations	(149,531)	(663,141)	(757,012)	343,061	291,782
Interest expense	(390,946)	(381,267)	(317,615)	(230,186)	(142,549)
Non-operating expenses	—	(42,921)	(23,668)	(51,448)	(6,776)
Income (loss) from continuing operations	(558,353)	(745,228)	(738,915)	89,015	131,364
Diluted earnings (loss) from continuing operations per common share	$(2.63)	$(3.52)	$(3.50)	$0.47	$0.62
Net income (loss) attributable to Arch Coal	(558,353)	(641,832)	(683,955)	141,683	158,857
Basic earnings (loss) per common share	$(2.63)	$(3.03)	$(3.24)	$0.75	$0.98
Diluted earnings (loss) per common share	$(2.63)	$(3.03)	$(3.24)	$0.74	$0.97
Balance Sheet Data:
Total assets	$8,429,723	$8,990,193	$10,006,777	$10,213,959	$4,880,769
Working capital	1,023,357	1,293,849	1,337,035	162,106	207,568
Long-term debt, less current maturities	5,123,485	5,118,002	5,085,879	3,762,297	1,538,744
Other long-term obligations	695,881	717,174	825,080	864,667	566,728
Noncurrent deferred income tax liability	422,809	413,546	664,182	976,753	—
Arch Coal stockholders' equity	1,668,154	2,253,249	2,854,567	3,578,040	2,237,507
Common Stock Data:
Dividends per share	$0.01	$0.12	$0.20	$0.43	$0.39
Shares outstanding at year-end	212,274	212,280	212,247	211,671	162,605
Cash Flow Data:
Cash provided by operating activities	(33,582)	55,742	332,804	642,242	697,147
Depreciation, depletion and amortization, including amortization of acquired sales contracts, net	405,561	438,247	500,319	444,518	400,672
Capital expenditures	147,286	296,984	395,225	540,936	314,657
Acquisitions of businesses, net of cash acquired	—	—	—	2,894,339	—
Net proceeds from the issuance of long term debt	(4,519)	623,511	1,942,685	1,906,306	500,000
Net proceeds from the sale of common stock	—	—	—	1,267,933	—
Payments to retire debt, including redemption premium	—	628,660	452,934	605,178	505,627
Net increase (decrease) in borrowings under lines of credit and commercial paper program	—	—	(481,300)	424,396	(196,549)
Dividend payments	2,123	25,475	42,440	80,748	63,373
Operating Data:
Tons sold	134,360	139,607	140,820	156,897	162,763
Tons produced	132,614	136,613	135,934	151,829	156,282
Tons purchased from third parties	1,182	2,925	4,327	5,557	6,825

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

(2)
Our results in 2012 were impacted by challenging market conditions. In response to these conditions, we idled 10 mines in Appalachia and curtailed production at other thermal mines. We incurred $523.6 million of closure and impairment costs relating to the closures, and recognized goodwill impairment charges $330.7 million. In addition, we refinanced our debt, increasing our average borrowing level to build cash and highly liquid investments on the balance sheet as well as to decrease near-term maturities of debt.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Our results in 2014 were impacted by the continuing weakness in coal markets. In addition, thermal coal shipments in 2014 were impacted by rail network issues in the Powder River Basin earlier in 2014, though service improved in the latter half of the year. Unfavorable weather patterns in 2014, including an unseasonably mild summer followed by a warmer than expected December, also dampened domestic coal consumption.

        Seaborne coal markets remain challenged, as oversupply continues to pressure global prices for metallurgical and thermal coals. We have limited our forward exposure to the export market at this time, but we have maintained our ability to increase export shipments should fundamentals improve.

        We reduced cash costs in our Powder River Basin and Appalachian regions over the course of 2014, including freezing benefits under our pension plans, and further reduced our capital outlays over 2013 levels. Our thermal portfolio is substantially committed for 2015 at prices above what we achieved in our main thermal segments in 2014. See further information regarding committed sales in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

Operational Performance

        The following table shows operating results of continuing coal operations for the years ended December 31, 2014, 2013 and 2012. The "other" category includes the results of our other bituminous thermal operations, our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Year Ended December 31,
	2014	2013	2012
Powder River Basin
Tons sold (in thousands)	111,156	111,653	104,394
Coal sales per ton sold	$12.86	$12.44	$13.61
Cost per ton sold	$12.58	$12.18	$12.79
Operating margin per ton sold	$0.28	$0.26	$0.82
Adjusted EBITDA (in thousands)	$198,074	$206,910	$262,155
Appalachia
Tons sold (in thousands)	14,484	14,224	18,717
Coal sales per ton sold	$68.77	$73.07	$85.06
Cost per ton sold	$77.59	$81.27	$84.09
Operating loss per ton sold	$(8.82)	$(8.20)	$0.97
Adjusted EBITDA (in thousands)	$110,693	$88,883	$405,981
Other
Tons sold (in thousands)	8,720	8,422	8,820
Coal sales per ton sold	$30.78	$32.63	$34.39
Cost per ton sold	$25.44	26.95	26.91
Operating margin per ton sold	$5.34	$5.68	$7.48
Adjusted EBITDA (in thousands)	$58,586	$91,642	$114,882

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the "Reconciliation of Non-GAAP measurements" for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

        Powder River Basin—Adjusted EBITDA decreased 4% in 2014 when compared to 2013 due to a decrease of shipment volumes partially offset by higher per-ton operating margins. Our pricing improved in the region, which partially offset the impact of the lower shipment levels and higher costs. Higher pricing is attributable primarily to a decrease in export shipments and contracting in stronger markets. Higher costs were the result of repairs and maintenance in earlier quarters of 2014 that were incurred in anticipation of an increase in shipment volumes to meet expected higher regional demand; however, rail performance issues impacted shipments out of the region. Rail performance did improve later in the year over previous quarters, but 2014 shipments ended the year lower than the prior year.

        Adjusted EBITDA decreased in 2013 when compared to 2012 due to continued weak coal market conditions, which resulted in lower per-ton realizations. Per-ton costs decreased slightly in 2013 when compared with 2012 as a result of cost control efforts and the increase in sales volumes, as well as a decrease in production taxes and royalties that fluctuate with selling prices ($0.24 per ton).

        Appalachia—Adjusted EBITDA increased in 2014 when compared to 2013 due to the sale of operating and idled thermal coal mines in Kentucky ($20.6 million). See Note 3, "Divestitures", to the condensed consolidated financial statements for further discussion. The gains were partially offset by the impact of an increase in per ton operating losses, caused by lower pricing for both metallurgical and thermal coal. The startup of the longwall at the Leer mining complex, the idling and divesting of higher-cost production, and lower sales-sensitive costs contributed to lower per-ton costs, which largely offset the impact of lower sales pricing.

        Segment Adjusted EBITDA decreased significantly in 2013 when compared to 2012 due to the weaker coal market conditions, which resulted in lower coal sales volumes and also lower average coal pricing. The decrease in pricing was particularly pronounced on metallurgical coal shipments. We sold 6.8 million tons of metallurgical-quality coal in 2013 compared to 7.5 million tons in 2012. Part of the 24% decrease in volumes in Appalachia was also due to geologic issues at the Mountain Laurel mine, which continued through the first quarter of 2014. Per-ton costs have decreased, despite the significant decrease in sales volumes, as we closed higher-cost coal operations in 2012 in response to the challenging market conditions, which contributed approximately $5 to cost per ton in 2012. Cost containment and efficiency efforts also contributed to lower costs in 2013, as did a decrease in production taxes and royalties that fluctuate with selling prices, which decreased $1.07 per ton in 2013 when compared with 2012.

        Other—Operating margin per ton and Adjusted EBITDA decreased in 2014 and 2013 when compared with the respective prior year due to lower coal risk management settlements, partially offset by the impact of cost control efforts. In 2013, lower price realizations were due to weak thermal coal markets.

Results of Operations

        The following tables reflect the amounts as presented in our consolidated statements of operations. Individual line items exclude the results of Canyon Fuel, including the gain on the sale, as those amounts are presented as one line item, "Income from discontinued operations, including gain on sale—net of tax", in the consolidated statements of operations.

Items impacting comparability of results

        We recorded fixed asset impairment charges related of approximately $142.8 million and goodwill impairment charges of $265.4 million during 2013.

        As part of a strategy to divest non-core thermal coal assets, on August 16, 2013, we sold Canyon Fuel Company, LLC ("Canyon Fuel") to Bowie Resources, LLC for $422.7 million. Canyon Fuel operated the Sufco and Skyline longwall mining complexes and the Dugout Canyon continuous miner operation in Utah. We recognized a gain on the sale of Canyon Fuel, net of tax, of $77.0 million. See Note 3 to the consolidated financial statements, "Divestitures," for further information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Revenues.    Our revenues consist of coal sales and revenues from our ADDCAR subsidiary prior to its disposition in the first quarter of 2014.

        Coal sales.    The following table summarizes information about our coal sales during the year ended December 31, 2014 and compares it with the information for the year ended December 31, 2013:

	Year Ended December 31,
			Increase (Decrease)
	2014	2013
	(In thousands)
Coal sales	$2,935,181	$3,000,476	$(65,295)
Tons sold	134,360	134,300	60

        Coal sales decreased in the year ended December 31, 2014 from the year ended December 31, 2013 on a consolidated basis, primarily due to the impact of lower average per-ton pricing (a decrease of approximately $66 million). Average pricing decreased slightly from $22.34 to $21.85 per ton, primarily due to declines in export shipments, as fluctuations in regional pricing offset each other. See discussion in "Regional Performance" for further information about regional results.

        Costs, expenses and other.    The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2014 and compares it with the information for the year ended December 31, 2013:

	Year Ended December 31,
			(Increase) Decrease in Net Loss
	2014	2013
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$2,566,193	$2,663,136	$96,943
Depreciation, depletion and amortization	418,748	426,442	7,694
Amortization of acquired sales contracts, net	(13,187)	(9,457)	3,730
Change in fair value of coal derivatives and coal trading activities, net	(3,686)	7,845	11,531
Asset impairment and mine closure costs	24,113	220,879	196,766
Goodwill impairment	—	265,423	265,423
Selling, general and administrative expenses	114,223	133,448	19,225
Other operating income, net	(19,754)	(30,218)	(10,464)

Total costs, expenses and other	$3,086,650	$3,677,498	$590,848

        Cost of sales.    Our cost of sales decreased in the year ended December 31, 2014 from the year ended December 31, 2013, due to a decrease in transportation costs (approximately $83 million) and the sale of the ADDCAR subsidiary ($11.9 million). See discussion in "Regional Performance" for information about regional cost results.

        Depreciation, depletion and amortization.    When compared with the year ended December 31, 2013, depreciation, depletion and amortization costs decreased in the year ended December 31, 2014 due to lower overall production and capital spending levels.

        Asset impairment and mine closure costs.    In the face of weak coal markets, management has chosen to concentrate metallurgical coal production at our lowest-cost and highest-margin operations. In the third quarter of 2014, we idled an additional metallurgical coal mining complex in Appalachia, where we had previously idled two contract mining operations. We have retained the option to restart production at this complex should metallurgical coal markets strengthen. In the third quarter of 2013, in response to market conditions, we recorded impairment charges related to a Kentucky coal operation and our highwall mining equipment subsidiary. In addition, we recorded an other-than-temporary impairment of investments in equity method investees and related loans receivable. See further discussion in the consolidated financial statements Note 5, "Impairment Charges and Mine Closure Costs" and Note 9, "Equity Method Investments and Membership Interests in Joint Ventures".

        Selling, general and administrative expenses.    Total selling, general and administrative expenses decreased when compared with the year ended December 31, 2013, due to decreases in legal and professional fees ($6.5 million), lower costs related to our pension plans ($8.5 million), and decreases in discretionary spending.

        Other operating income, net.    When compared with the year ended December 31, 2013, other operating income, net decreased during the year ended December 31, 2014, primarily as a result of costs of $36.5 million in the year ended December 31, 2014 related to export shortfalls under throughput arrangements (an increase of $24.8 million from the year ended December 31, 2013), and a decrease in realized gains of $26.6 million on derivatives used to manage coal price risk. These were offset by an increase in gains on asset disposals of $22.9 million, primarily from the divestitures of mining operations in the Appalachia region and our ADDCAR subsidiary, and a decrease in contract settlement losses of $10.9 million.

        Provision for (benefit from) income taxes.    The following table summarizes our benefit from income taxes for the year ended December 31, 2014 and compares it with the information for the year ended December 31, 2013:

	Year Ended December 31,
			Increase in Net Loss
	2014	2013
	(In thousands)
Provision for (benefit from) income taxes	$25,634	$(335,498)	$(361,132)

        The income tax provision in the year ended December 31, 2014 compared to an effective rate of 31% on our pretax loss in the year ended December 31, 2013 was the result of the establishment of a valuation allowance totaling approximately $227 million relating to 2014 federal and state net operating loss carryforwards. See further discussion in Note 14," Taxes", to the condensed consolidated financial statements for further discussion.

        Income from discontinued operations, net of tax.    The results of our Canyon Fuel subsidiary prior to its divestiture, including the gain on divestiture, are segregated from continuing operations. See further information in Note 3, "Divestitures", to the condensed consolidated financial statements.

	Year Ended December 31,
			Increase in Net Loss
	2014	2013
	(In thousands)
Income from discontinued operations, net of tax	$—	$103,396	$(103,396)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

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

        Costs, expenses and other.    The following table compares costs, expenses and other components of operating income for the year ended December 31, 2013 with the information for the year ended December 31, 2012:

	Year Ended December 31,
			(Increase) Decrease in Net Loss
	2013	2012
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$2,663,136	$3,155,099	$491,963
Depreciation, depletion and amortization	426,442	492,211	65,769
Amortization of acquired sales contracts, net	(9,457)	(25,189)	(15,732)
Change in fair value of coal derivatives and coal trading activities, net	7,845	(16,590)	(24,435)
Coal derivative settlements, non-hedging
Asset impairment and mine closure costs	220,879	539,182	318,303
Goodwill impairment	265,423	330,680	65,257
Contract settlement resulting from Patriot Coal bankruptcy	—	58,335	58,335
Reduction in accrual related to acquired litigation	—	(79,532)	(79,532)
Selling, general and administrative expenses	133,448	134,299	851
Other operating income, net	(30,218)	(63,357)	(33,139)

Total costs, expenses and other	$3,677,498	$4,525,138	$847,640

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

        Change in fair value of coal derivatives and coal trading activities, net.    The gains reflected in 2012 relate primarily to positions taken in 2012 in the API-2 market, the derivatives market for coal delivered into Europe. We entered into these positions taken in 2012 to manage price risk on physical export sales into Europe. As these positions are not accounted for as hedges, changes in the positions' fair value prior to settlement are recognized in this line on the consolidated statement of operations. When the positions settle, the realized gains and losses are reclassified to "Other income, net". The decrease from gains in 2012 to losses in 2013 is the result of a decrease in positions outstanding, due to settlements during the year.

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

        Reduction in accrual related to acquired litigation.    As a result of a 2012 legal ruling in a lawsuit against former ICG subsidiaries, we changed our assessment of the probable loss related to the lawsuit. The suit is discussed in detail in Note 25, "Commitments and Contingencies" to the consolidated financial statements.

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

        Other operating expense (income), net.    When compared with 2012, other operating income decreased in 2013 due to an increase in liquidated damages on throughput commitment of $9.4 million in 2013, a decrease in commercial-related income decreased of $17.9 million, decreased gains on asset sales from $11.8 million in 2012 to $4.6 million in 2013, and a decrease in realized gains of $11.5 million on derivatives used to manage coal price risk. These items were partially offset by a decrease in unrealized losses relating to our diesel purchase and fuel surcharge risk management programs of $11.3 million.

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

        Non-operating expense.    The following table summarizes non-operating expense for the year ended December 31, 2013 and compares it with the information for the year ended December 31, 2012:

	Year Ended December 31,		Increase (Decrease) in Net Loss
	2013	2012	$
	(In thousands)
Net loss resulting from early retirement and refinancing of debt	$(42,921)	$(23,668)	$(19,253)

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

	Year Ended December 31,
			Increase in Net Loss
	2013	2012
	(In thousands)
Provision for (benefit from) income taxes	$(335,498)	$(353,907)	$(18,409)

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

	Year Ended December 31,
			Increase in Net Loss
	2013	2012
	(In thousands)
Income from discontinued operations, net of tax	$103,396	$55,228	$(48,168)

        See Note 3 "Discontinued Operations", to the consolidated financial statements for further information.

  Reconciliation of NON-GAAP measures

  Segment coal sales per ton sold

        Segment coal sales per ton sold are calculated as the segment's coal sales revenues divided by segment tons sold. The segments' sales per tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in "other income" on the statement of operations, but relate to price protection on the sale of coal. Segment sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment sales per ton sold better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Year Ended December 31,
	2014	2013	2012
Reported coal sales revenues	$2,693,898	$2,702,865	$3,322,366
Coal risk management derivative settlements classified in "other income"	(5,958)	(32,535)	(37,871)
Transportation costs	247,241	330,146	463,476

Coal sales	2,935,181	3,000,476	3,747,971
Other revenues	$1,938	$13,881	$20,155

Revenues in the consolidated statements of operations	$2,937,119	$3,014,357	$3,768,126

  Segment cost per ton sold

        Segment costs per ton sold are calculated as the segment's cost of tons sold divided by segment tons sold. The segments' cost of tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in "other income" on the statement of operations, but relate directly to the costs incurred to produce coal. Segment cost of tons sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cost of tons sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cost of tons sold should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reported cost of coal sales	$2,743,182	$2,743,766	$3,149,721
Diesel fuel risk management derivative settlements classified in "other income"	(6,789)	(14,939)	(11,253)
Transportation costs	247,241	330,146	463,476
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(414,379)	(418,736)	(487,670)
Other (other operating segments, operating overhead, etc.)	(3,062)	22,899	40,825

Cost of sales in the consolidated statements of operations	$2,566,193	$2,663,136	$3,155,099

  Reconciliation of Segment Adjusted EBITDA to Net Income

        The discussion in "Results of Operations" includes references to our Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization and the amortization of acquired sales contracts. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results. We believe that Adjusted EBITDA presents a useful measure of our ability to service existing debt and incur additional debt based on ongoing operations. Investors should be aware that our presentation of

Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reported adjusted EBITDA from coal operations	$367,353	$387,435	$783,018
EBITDA from discontinued operations	—	173,776	108,850
Corporate and other(1)	(87,210)	(135,289)	(203,414)

Adjusted EBITDA	280,143	425,922	688,454
Income tax benefit	(25,634)	335,498	353,907
Interest expense, net	(383,188)	(374,664)	(312,142)
Depreciation, depletion and amortization	(418,748)	(426,442)	(492,211)
Amortization of acquired sales contracts, net	13,187	9,457	25,189
Asset impairment costs	(24,113)	(220,879)	(539,182)
Goodwill impairment	—	(265,423)	(330,680)
Other nonoperating expenses	—	(42,921)	(23,668)
Settlement of UMWA legal claims	—	(12,000)	—
Interest, depreciation, depletion and amortization classified as discontinued operations	—	(70,380)	(53,622)

Net loss	$(558,353)	$(641,832)	$(683,955)

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

        With financing transactions in recent years, we have implemented a flexible capital structure, with high levels of pre-payable debt, which should allow us to de-lever our balance sheet, should markets and our cash flows improve. In addition, we regularly evaluate our capital structure and may make debt purchases for cash and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity, depending on market conditions and covenant restrictions. We have no meaningful maturities of debt until 2018, and we have suspended or eliminated most financial maintenance covenants that pertain only to our $250 million revolver until June of 2015, when a senior secured leverage ratio covenant becomes effective. Until then, only a minimum liquidity covenant of $550 million remains in place. We had liquidity of $1.2 billion at December 31, 2014, with $983.2 million of that in cash and liquid securities. We have no borrowings outstanding under our revolving credit agreement at December 31, 2014.

        During the market down cycle our focus has been to preserve liquidity and prudently manage costs, including capital expenditures. Our thermal coal commitments reflect prices above what we achieved in 2014 in our PRB and Bituminous Thermal segments and our metallurgical coal production is 60% committed for 2015. See further information about our sales commitments in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

        The following is a summary of cash provided by or used in each of the indicated types of activities:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	(33,582)	55,742	332,804
Investing activities	(105,756)	125,445	(649,166)
Financing activities	(37,530)	(54,710)	962,835

        The decrease in our operating profitability resulting from weak coal market condition impacted cash from operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 and in the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition to divesting non-core and less profitable operations, the Company reduced production costs over the course of 2014 in an effort to improve operating cash flows.

        We used $105.8 million of cash in investing activities during the year ended December 31, 2014, compared to generating $125.4 million of cash in the year ended December 31, 2013, and using $649.2 million of cash in the year ended December 31, 2012, as we received $422.7 million from the divestiture of the Canyon Fuel operations in 2013 compared to $46.7 million from divestitures in 2014. Capital expenditures and additions to prepaid royalties decreased approximately $157 million and $97 million, respectively, during 2014 and 2013 when compared to the previous year due to the startup of the Leer mining complex longwall in the first quarter of 2014 and cash management efforts. In 2013 and 2012, we focused our spending on expanding our metallurgical coal production capacity, and in 2013 and 2012 we spent approximately $109 million, net of proceeds from the sale and leaseback of longwall shields, and $195 million on the development of the Leer mining complex. With the proceeds from our 2012 financing activities discussed below, we purchased short term investments, and net reinvestment in those securities totaled $6.3 million and $19.2 million in 2014 and 2013, respectively. In 2012, we also purchased the noncontrolling interest in Arch Western for $17.5 million.

        Cash used in financing activities was approximately $37.5 million and $54.7 million in 2014 and 2013, compared to cash provided by financing activities of $962.8 million in 2012. In 2012, proceeds from the term loan in conjunction with the refinancing of our revolving credit facility were used, in part, to retire the remaining outstanding senior secured notes due in 2013 and the outstanding borrowings under our lines of credit. In 2013, we borrowed an additional $300.0 million face amount on the term loan and issued $350.0 million 8.00% senior notes due in 2019 to retire 8.75% senior unsecured notes due 2016 for $628.7 million, extending our earliest debit maturities to 2018. See further information about our outstanding debt balances in Note 13 "Debt and Financing Arrangements" to the consolidated financial statements. The decrease in the dividend rate from $0.11 per quarter to $0.03 per quarter in the second quarter of 2012 and to $0.01 per annum in the first quarter of 2014 reduced dividends paid from $42.4 million to $25.5 million to $2.1 million during 2012, 2013 and 2014, respectively. We eliminated the dividend in the first quarter of 2015 to further preserve liquidity.

Ratio of Earnings to Fixed Charges

        The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Ratio of earnings to fixed charges(1)	N/A(2)	N/A(2)	N/A	1.25x	1.92x

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

(2)
Total losses for the ratio calculation were $100.2 million and total fixed charges were $404.5 million for the year ended December 31, 2014. Total losses for the ratio calculation were $638.3 million and total fixed charges were $450.7 million for the year ended December 31, 2013. Total losses for the ratio calculation were $711.2 million and total fixed charges were $367.2 million for the year ended December 31, 2012.

Contractual Obligations

	Payments Due by Period
	2015	2016 - 2017	2018 - 2019	after 2019	Total
	(Dollars in thousands)
Long-term debt, including related interest	$377,406	$740,948	$4,027,210	$1,633,745	$6,779,309
Operating leases	25,685	36,307	9,704	11,880	83,576
Coal lease rights	89,975	96,564	31,459	83,282	301,280
Coal purchase obligations	47,814	27,921	—	—	75,735
Unconditional purchase obligations	217,759	204,933	155,722	279,409	857,823

Total contractual obligations	$758,639	$1,106,673	$4,224,095	$2,008,316	$8,097,723

        The related interest on long-term debt was calculated using rates in effect at December 31, 2014 for the remaining term of outstanding borrowings.

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

        The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $418.1 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled "Critical Accounting Policies", including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.

        The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker's compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled "Critical Accounting Policies" for more information about these assumptions. We expect to make contributions of $0.5 million to our pension plans in 2015, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted July 6, 2012. MAP-21 does not reduce our obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

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

        We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers' compensation, coal lease obligations and other obligations as follows as of December 31, 2014:

	Reclamation Obligations	Lease Obligations	Workers' Compensation Obligations	Other	Total
	(Dollars in thousands)
Self bonding	$458,513	$—	$—	$—	$458,513
Surety bonds	177,714	49,364	28,784	8,819	264,681
Letters of credit	3,500	—	92,579	6,945	103,024

        In addition, we have agreed to continue to provide surety bonds for certain Magnum obligations, primarily reclamation. The surety bonding amounts are mandated by the state and are not directly related to the estimated cost to reclaim the properties. At December 31, 2014, we had $33.8 million of surety bonds remaining related to Magnum properties.

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

        Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2014, our balance sheet reflected asset retirement obligation liabilities of $418.1 million, including amounts classified as a current liability. As of December 31, 2014, we estimate the aggregate undiscounted cost of final mine closures to be approximately $980 million.

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

        The calculation of our net periodic benefit costs (pension expense) and benefit obligation (pension liability) associated with our defined benefit pension plans requires the use of a number of assumptions. These assumptions are summarized in Note 20, "Employee Benefit Plans", to the consolidated financial statements Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions.

  •
  The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan's investment targets are 65% equity and 35% fixed income securities. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumptions are less than the plan's actual life-to-date returns. Any difference between the actual experience and the assumed experience is recorded in other comprehensive income and amortized into earnings in the future. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2014 would have been an increase in expense of approximately $1.5 million.

  •
  The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, rates of return on high-quality fixed-income debt instruments are required. We utilize a bond portfolio model that includes bonds that are rated "AA" or higher with maturities that match the expected benefit payments under the plan. The impact of lowering the discount rate 0.5% for 2014 would have been an increase in expense of approximately $3.9 million.

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

        Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. A change of 0.5% in these assumptions would not have had a significant impact on the benefit costs in 2014.

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

        We reassess our ability to realize our deferred tax assets annually in the fourth quarter, during our annual budget process, or when circumstances indicate that the ability to realize deferred tax assets has changed. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. If actual outcomes differ from our expectations, we may record additional valuation allowance through income tax expense in the period such determination is made.

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

        Our commitments for 2014 and 2015 are as follows:

	2015		2016
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	102.5	$13.39	38.4	$14.58
Committed, Unpriced	3.7		15.5
Appalachia
Committed, Priced Thermal	5.1	$55.86	2.3	$55.11
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	3.9	$77.45	0.7	$83.00
Committed, Unpriced Metallurgical	0.1		—
Other Bituminous
Committed, Priced	6.0	$33.60	2.8	$34.61
Committed, Unpriced	0.5		—

        We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2014. The estimated future realization of the value of the trading portfolio is $3.7 million of gains in 2015.

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

        During the year ended December 31, 2014, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.9 million. The linear mean of each daily VaR was $0.4 million. The final VaR at December 31, 2014 was $0.1 million.

        We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale. During the year ended December 31, 2014 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at December 31, 2014 was $0.1 million.

        We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2015. We may enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2014, we had purchased heating oil call options for approximately 56 million gallons for the purpose of protecting against substantial increases in price relating to 2015 diesel purchases. These positions reduce our risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives. We also at times have purchased heating oil call options to manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices. At December 31, 2014, we had no positions outstanding for this purpose.

        We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2014, of our $5.2 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at December 31, 2014, because our term loan has a minimum interest rate that exceeds the current market rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

        We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        We incorporate by reference the opinion of independent registered public accounting firm and management's report on internal control over financial reporting included on pages F-3 and F-4, respectively, of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by Item 401 of Regulation S-K is included under the caption "Director Qualifications, Diversity and Biographies" in our 2014 Proxy Statement and in Part I of this report under the caption "Executive Officers." The information required by Items 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Guidelines and Code of Business Conduct," "Nominating Process for Election of Directors" and "Board Meetings and Committees" in our 2015 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is included under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Personnel and Compensation Committee Report" (which is furnished) in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Items 201(d) and 403 of Regulation S-K is included under the captions "Equity Compensation Plan Information," "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by Items 404 and 407(a) of Regulation S-K is included under the caption "Directors and Corporate Governance Practices" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by Item 9(e) of Schedule 14A is included under the caption "Fees Paid to Auditors" in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

        Reference is made to the index set forth on page F-1 of this report.

Financial Statement Schedules

        The following financial statement schedule of Arch Coal, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F-61

        All other financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

Exhibits

        Reference is made to the Exhibit Index beginning on page 85 of this report.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
/s/ JOHN W. EAVES John W. Eaves President and Chief Executive Officer
February 27, 2015

Signatures	Capacity	Date

/s/ JOHN W. EAVES John W. Eaves	President and Chief Executive Officer, Director (Principal Executive Officer)	February 27, 2015
/s/ JOHN T. DREXLER John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
/s/ JOHN W. LORSON John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
* Wesley M. Taylor	Chairman of the Board of Directors	February 27, 2015
* David D. Freudenthal	Director	February 27, 2015
* Patricia F. Godley	Director	February 27, 2015
* Paul T. Hanrahan	Director	February 27, 2015

Signatures		Capacity	Date

* Douglas H. Hunt		Director	February 27, 2015
* J. Thomas Jones		Director	February 27, 2015
* Paul A. Lang		Director	February 27, 2015
* George C. Morris III		Director	February 27, 2015
* Theodore D. Sands		Director	February 27, 2015
* Wesley M. Taylor		Director	February 27, 2015
* Peter I. Wold		Director	February 27, 2015
*By	/s/ ROBERT G. JONES Robert G. Jones, Attorney-in-Fact

Exhibit Index

Exhibit	Description
3.1	Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 5, 2006).
3.2
Arch Coal, Inc. Amended and Restated Bylaws, as amended and restated effective as of February 26, 2015 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on February 27, 2015).
4.1
Indenture, dated as of August 9, 2010, by and between Arch Coal, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 9, 2010)
4.2
First Supplemental Indenture, dated as of August 9, 2010, by and among Arch Coal, Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on August 9, 2010)
4.3
Second Supplemental Indenture, dated as of December 16, 2010, by and among Arch Coal West, LLC, Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
4.4
Third Supplemental Indenture, dated as of June 24, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.5
Fourth Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.6
Fifth Supplemental Indenture, dated as of July 2, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.7
Sixth Supplemental Indenture, dated as of July 31, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.8
Seventh Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013).
4.9
Eighth Supplemental Indenture, dated December 2, 2013, by and among Arch Coal, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.21 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2013).

Exhibit	Description
4.10	Indenture, dated as of June 14, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on June 14, 2011).
4.11
First Supplemental Indenture, dated as of July 5, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.12
Second Supplemental Indenture, dated as of October 7, 2011, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
4.13
Third Supplemental Indenture, dated as of July 2, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.14
Fourth Supplemental Indenture, dated as of July 31, 2012, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012).
4.15
Fifth Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013).
4.16
Sixth Supplemental Indenture, dated as of December 2, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association (incorporated herein by reference to Exhibit 4.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
4.17
Indenture, dated as of November 21, 2012, among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on November 26, 2012).
4.18
First Supplemental Indenture, dated as of July 26, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013).
4.19
Second Supplemental Indenture, dated as of December 2, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit		Description
4.20		Indenture, dated as of December 17, 2013, by and among Arch Coal, Inc., the subsidiary guarantors named therein and UMB Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on December 17, 2013).
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
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
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
10.24	*
Form of Indemnity Agreement between Arch Coal, Inc. and Indemnitee (as defined therein) (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Registration No. 333-28149) filed by the registrant on May 30, 1997).
10.25	*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by the registrant on March 22, 2010).
10.26	*	Arch Coal, Inc. Deferred Compensation Plan.
10.27	*	Arch Coal, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2013).
10.28	*
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
10.44	*	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
10.45	*	Form of Performance Shares Contract (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2014).
10.46
Amended and Restated Receivables Purchase Agreement, dated as of February 24, 2010, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., Market Street Funding LLC, as issuer, the financial institutions from time to time party thereto, as LC Participants, and PNC Bank, National Association, as Administrator on behalf of the Purchasers and as LC Bank (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010).

Exhibit	Description
10.47	First Amendment to Amended and Restated Receivables Purchase Agreement, dated January 31, 2011, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.41 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2010).
10.48
Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 15, 2011 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011).
10.49
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
10.51
Fifth Amendment to Amended and Restated Receivables Purchase Agreement dated December 11, 2012, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc. and the other parties thereto (incorporated herein by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2012).
10.52
Sixth Amendment to Amended and Restated Receivables Purchase Agreement dated October 4, 2013, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., and the other parties thereto (incorporated herein by reference to Exhibit 10.51 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.53
Seventh Amendment to Amended and Restated Receiveables Purchase Agreement dated December 10, 2013, among Arch Receivable Company, LLC, Arch Coal Sales Company, Inc., and the other parties thereto (incorporated herein by reference to Exhibit 10.52 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.54	Eighth Amendment to Amended and Restated Receivables Purchase Agreement dated October 28, 2014, among Arch Receivables Company, LLC, Arch Coal Sales Company, Inc., and the other parties thereto.
10.55	Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated December 29, 2014, among Arch Receivables Company, LLC, Arch Coal Sales Company, Inc., and the other parties thereto.
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
24.1	Power of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

Exhibit	Description
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-K for the year ended December 31, 2014 filed in XBRL). The financial information contained in the XBRL-related documents is "unaudited" and "unreviewed."

*
Denotes management contract or compensatory plan arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Arch Coal, Inc.

        We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Coal, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arch Coal, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 27, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Arch Coal, Inc.

        We have audited Arch Coal, Inc. and subsidiaries' (the Company's) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Arch Coal, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Arch Coal, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Coal, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

St. Louis, Missouri
February 27, 2015

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Arch Coal, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or processes may deteriorate.

        Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company's internal control over financial reporting is effective as of December 31, 2014.

        The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2014.

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$2,937,119	$3,014,357	$3,768,126
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	2,566,193	2,663,136	3,155,099
Depreciation, depletion and amortization	418,748	426,442	492,211
Amortization of acquired sales contracts, net	(13,187)	(9,457)	(25,189)
Change in fair value of coal derivatives and coal trading activities, net	(3,686)	7,845	(16,590)
Asset impairment and mine closure costs	24,113	220,879	539,182
Goodwill impairment	—	265,423	330,680
Contract settlement resulting from Patriot Coal bankruptcy	—	—	58,335
Reduction in accrual related to acquired litigation	—	—	(79,532)
Selling, general and administrative expenses	114,223	133,448	134,299
Other operating income, net	(19,754)	(30,218)	(63,357)

	3,086,650	3,677,498	4,525,138

Loss from operations	(149,531)	(663,141)	(757,012)
Interest expense, net
Interest expense	(390,946)	(381,267)	(317,615)
Interest and investment income	7,758	6,603	5,473

	(383,188)	(374,664)	(312,142)
Nonoperating expense
Net loss resulting from early retirement and refinancing of debt	—	(42,921)	(23,668)

Loss from continuing operations before income taxes	(532,719)	(1,080,726)	(1,092,822)
Provision for (benefit from) income taxes	25,634	(335,498)	(353,907)

Loss from continuing operations	(558,353)	(745,228)	(738,915)
Income from discontinued operations, including gain on sale—net of tax	—	103,396	55,228

Net loss	(558,353)	(641,832)	(683,687)
Less: Net income attributable to noncontrolling interest	—	—	(268)

Net loss attributable to Arch Coal, Inc.	$(558,353)	$(641,832)	$(683,955)

Losses per common share
Basic and diluted LPS—Loss from continuing operations	$(2.63)	$(3.52)	$(3.50)

Basic and diluted LPS—Net loss	$(2.63)	$(3.03)	$(3.24)

Basic and diluted weighted average shares outstanding	212,221	212,098	211,381

Dividends declared per common share	$0.01	$0.12	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(558,353)	$(641,832)	$(683,687)
Derivative instruments
Comprehensive income (loss) before tax	3,102	(2,626)	10,894
Income tax benefit (provision)	(1,117)	947	(3,921)

	1,985	(1,679)	6,973
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(44,143)	77,201	(21,291)
Income tax benefit (provision)	15,891	(27,803)	7,686

	(28,252)	49,398	(13,605)
Available-for-sale securities
Comprehensive income (loss) before tax	(12,788)	10,190	(3,000)
Income tax benefit (provision)	4,604	(3,710)	1,080

	(8,184)	6,480	(1,920)

Total other comprehensive income (loss)	(34,451)	54,199	(8,552)

Total comprehensive loss	$(592,804)	$(587,633)	$(692,239)

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$734,231	$911,099
Short term investments	248,954	248,414
Trade accounts receivable	211,506	198,020
Other receivables	20,511	31,553
Inventories	190,253	264,161
Prepaid royalties	11,118	8,083
Deferred income taxes	52,728	49,144
Coal derivative assets	13,257	14,851
Other current assets	60,193	56,746

Total current assets	1,542,751	1,782,071
Property, plant and equipment
Coal lands and mineral rights	6,040,656	5,991,719
Plant and equipment	2,935,381	2,882,486
Deferred mine development	891,649	979,270

	9,867,686	9,853,475
Less accumulated depreciation, depletion and amortization	(3,414,228)	(3,119,189)

Property, plant and equipment, net	6,453,458	6,734,286
Other assets
Prepaid royalties	66,806	87,577
Equity investments	235,842	221,456
Other noncurrent assets	130,866	164,803

Total other assets	433,514	473,836

Total assets	$8,429,723	$8,990,193

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$180,113	$176,142
Accrued expenses and other current liabilities	302,396	278,587
Current maturities of debt	36,885	33,493

Total current liabilities	519,394	488,222
Long-term debt	5,123,485	5,118,002
Asset retirement obligations	398,896	402,713
Accrued pension benefits	16,260	7,111
Accrued postretirement benefits other than pension	32,668	39,255
Accrued workers' compensation	94,291	78,062
Deferred income taxes	422,809	413,546
Other noncurrent liabilities	153,766	190,033

Total liabilities	6,761,569	6,736,944
Stockholders' equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 213,791 and 213,792 shares at December 31, 2014 and 2013, respectively	2,141	2,141
Paid-in capital	3,048,460	3,038,613
Treasury stock, at cost	(53,863)	(53,848)
Accumulated deficit	(1,331,825)	(771,349)
Accumulated other comprehensive income	3,241	37,692

Total stockholders' equity	1,668,154	2,253,249

Total liabilities and stockholders' equity	$8,429,723	$8,990,193

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(558,353)	$(641,832)	$(683,687)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	418,748	447,704	525,508
Amortization of acquired sales contracts, net	(13,187)	(9,457)	(25,189)
Prepaid royalties expensed	9,698	13,706	22,650
Deferred income taxes	25,152	(263,099)	(336,036)
Employee stock-based compensation expense	9,847	11,790	11,822
Gains on disposals and divestitures	(27,512)	(120,321)	—
Asset impairment and noncash mine closure costs	16,868	220,879	531,234
Goodwill impairment	—	265,423	330,680
Amortization of premiums on debt securities held	—	3,680	—
Amortization relating to financing activities	17,363	24,789	20,238
Net loss resulting from early retirement of debt and financing activities	—	42,921	23,668
Changes in:
Receivables	(8,991)	62,881	113,531
Inventories	41,548	44,635	9,468
Coal derivative assets and liabilities	5,449	3,606	(13,158)
Accounts payable, accrued expenses and other current liabilities	41,680	(78,126)	(170,430)
Asset retirement obligations	18,288	17,432	(42,531)
Pension, postretirement and other postemployment benefits	(25,347)	7,284	12,319
Other	(4,833)	1,847	2,717

Cash provided by (used in) operating activities	(33,582)	55,742	332,804
Investing activities
Capital expenditures	(147,286)	(296,984)	(395,225)
Minimum royalty payments	(7,317)	(14,947)	(13,269)
Proceeds from sale-leaseback transactions	—	34,919	—
Proceeds from disposals and divestitures	62,358	433,453	22,825
Purchases of short term investments	(211,929)	(213,726)	(236,862)
Proceeds from sales of short term investments	205,611	194,537	1,754
Proceeds from sale of investments in equity securities	9,464	—	—
Investments in and advances to affiliates, net	(16,657)	(15,260)	(17,758)
Purchase of noncontrolling interest	—	—	(17,500)
Change in restricted cash	—	3,453	6,869

Cash provided by (used in) investing activities	(105,756)	125,445	(649,166)
Financing activities
Proceeds from term loan	—	294,000	1,633,500
Proceeds from issuance of senior notes	—	350,000	359,753
Payments to retire debt	(300)	(628,660)	(452,934)
Payments on term loan	(19,500)	(17,250)	(7,625)
Net decrease in borrowings under lines of credit	—	—	(481,300)
Net payments on other debt	(5,395)	(6,836)	(682)
Debt financing costs	(4,519)	(20,489)	(50,568)
Dividends paid	(2,123)	(25,475)	(42,440)
Proceeds from exercise of options under incentive plans	—	—	5,131
Other	(5,693)	—	—

Cash provided by (used in) financing activities	(37,530)	(54,710)	962,835

Increase (decrease) in cash and cash equivalents	(176,868)	126,477	646,473
Cash and cash equivalents, beginning of period	911,099	784,622	138,149

Cash and cash equivalents, end of period	$734,231	$911,099	$784,622

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$361,727	$380,389	$310,241

Cash refunded during the year for income taxes, net	$(4,896)	$(18,741)	$(28,057)

The accompanying notes are an integral part of the consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Years Ended December 31, 2014

	Common Stock	Paid-In Capital	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share data)
BALANCE AT JANUARY 1, 2012	$2,136	$3,015,349	$(53,848)	$622,353	$(7,950)	$3,578,040
Total comprehensive loss	—	—	—	(683,955)	(8,557)	(692,512)
Dividends on common shares ($0.20 per share)	—	—	—	(42,440)	—	(42,440)
Redemption of noncontrolling interest	—	(5,474)	—	—	—	(5,474)
Issuance of 49 shares of common stock under the stock incentive plan—restricted stock and restricted stock units, net of forfeitures	0	0	—	—	—	—
Issuance of 526 shares of common stock under the stock incentive plan—stock options including income tax benefits	5	5,126	—	—	—	5,131
Employee stock-based compensation expense	—	11,822	—	—	—	11,822

BALANCE AT DECEMBER 31, 2012	2,141	3,026,823	(53,848)	(104,042)	(16,507)	2,854,567
Total comprehensive income (loss)	—	—	—	(641,832)	54,199	(587,633)
Dividends on common shares ($0.12 per share)	—	—	—	(25,475)	—	(25,475)
Issuance of 39 shares of common stock under the stock incentive plan—restricted stock and restricted stock units, net of forfeitures	0	0	—	—	—	—
Employee stock-based compensation expense	—	11,790	—	—	—	11,790

BALANCE AT DECEMBER 31, 2013	2,141	3,038,613	(53,848)	(771,349)	37,692	2,253,249
Total comprehensive loss	—	—	—	(558,353)	(34,451)	(592,804)
Dividends on common shares ($0.01 per share)	—	—	—	(2,123)	—	(2,123)
Treasury shares purchased	—	—	(15)	—	—	(15)
Employee stock-based compensation expense	—	9,847	—	—	—	9,847

BALANCE AT DECEMBER 31, 2014	$2,141	$3,048,460	$(53,863)	$(1,331,825)	$3,241	$1,668,154

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

        The Company completed the sale of Canyon Fuel Company, LLC (Canyon Fuel) on August 16, 2013. The results of these mining complexes have been segregated from continuing operations and are reflected, net of tax, as discontinued operations in the consolidated statements of operations for all periods presented. See further discussion in Note 3, "Divestitures".

        In response to weak coal markets, the Company has idled or closed mines in the Appalachia region and sold other non-core operating subsidiaries and assets. The results from these operations and gains or losses on the disposal are reflected in income from continuing operations in the consolidated statements of operations. See further discussion in Note 5, "Impairment Charges and Mine Closure Costs".

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

  Accounts Receivable

        Accounts receivable are recorded at amounts that are expected to be collected, based on past collection history, the economic environment and specified risks identified in the receivables portfolio.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  Investments and Membership Interests in Joint Ventures

        Investments and membership interests in joint ventures are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company's share of the entity's income or loss is reflected in "Other operating income, net" in the consolidated statements of operations. Information about investment activity is provided in Note 9, "Equity Method Investments and Membership Interests in Joint Ventures".

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

  Prepaid Royalties

        Leased mineral rights are often acquired through royalty payments. When royalty payments represent prepayments recoupable against royalties owed on future revenues from the underlying coal, they are recorded as a prepaid asset, with amounts expected to be recouped within one year classified as current. When coal from these leases is sold, the royalties owed are recouped against the prepayment and charged to cost of sales. An impairment charge is recognized for prepaid royalties that are not expected to be recouped.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  Property, Plant and Equipment

  Plant and Equipment

        Plant and equipment are recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. We capitalized $15.9 million and $15.6 million of interest costs during the years ended December 31, 2013 and 2012, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.

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

        The net book value of the Company's coal interests was $4.7 billion and $4.8 billion at December 31, 2014 and 2013, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.

        Future lease bonus payments total $75.4 million in 2015 and $60.0 million in 2016

  Depreciation, depletion and amortization.

        The depreciation, depletion and amortization related to long-lived assets is reflected in the statement of operations as a separate line item. No depreciation, depletion or amortization is included in any other operating cost categories.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  Deferred Financing Costs

        The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $89.1 million and $99.2 million at December 31, 2014 and 2013, respectively. Amounts classified as current were $25.5 million and $19.7 million at December 31, 2014 and 2013, respectively. Current amounts are recorded in "Other current assets" and noncurrent amounts are recorded in "Other noncurrent assets" in the accompanying consolidated balance sheets.

  Revenue Recognition

        Revenues include sales to customers of coal produced at Company operations and coal purchased from third parties. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  Other Operating Income and Expenses

        Other operating income, net in the accompanying consolidated statements of operations reflects income and expense from sources other than physical coal sales, including: bookouts, or the practice of offsetting purchase and sale contracts for shipping convenience purposes; contract settlements; liquidated damage charges related to unused terminal and port capacity; royalties earned from properties leased to third parties; income from equity investments (Note 9); gains and losses from divestitures and dispositions of assets (Note 3); and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes (Note 11).

  Asset Retirement Obligations

        The Company's legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation's fair value is determined using a discounted cash flow technique and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding equipment productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        The Company evaluates the effectiveness of its hedging relationships both at the hedge's inception and on an ongoing basis. Any ineffective portion of the change in fair value of a derivative instrument used as a hedge instrument in a fair value or cash flow hedge is recognized immediately in earnings. The ineffective portion is based on the extent to which exact offset is not achieved between the change in fair value of the hedge instrument and the cumulative change in expected future cash flows on the hedged transaction from inception of the hedge in a cash flow hedge or the change in the fair value. Ineffectiveness was insignificant for the years ended December 31, 2014, 2013 and 2012.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  Accounting Standards Issued

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

        In August 2014, the FASB issued guidance requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and requires disclosures to describe the principal conditions or events that raise substantial doubt and management's evaluation and plans to alleviate such doubt. If the doubt is not alleviated by management's plans, the notes to the financial statements must include a statement that the doubt exists. This requirement is effective for annual and interim periods starting with the period ending December 31, 2016.

3.    Divestitures

        During 2014, the Company entered into agreements to sell various non-core operations, including operating and idled thermal coal complexes in Kentucky and the Company's highwall manufacturing subsidiary. The Company received $46.7 million in cash and recognized a net pre-tax gain of $17.8 million from these divestitures, reflected in "other operating income, net" in the condensed consolidated statement of operations.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The following table summarizes the assets and liabilities of these divested operations reflected in the December 31, 2013 consolidated balance sheet (in thousands):

Inventories	$33,730
Other current assets	2,060
Net property, plant & equipment	35,560
Other noncurrent assets	190
Accounts payable and accrued expenses	10,599
Other noncurrent liabilities	38,340

        As part of a strategy to divest non-core thermal coal assets, the Company entered into a definitive agreement on June 27, 2013 to sell Canyon Fuel, to Bowie Resources, LLC. Canyon Fuel operated two longwall mining complexes and a continuous miner operation in Utah. The sale was completed on August 16, 2013, for $422.7 million in cash, including adjustments to the purchase price to finalize working capital.

        The following table summarizes the results of discontinued operations through the date of disposition:

	Year Ended December 31,
	2013	2012
	(In thousands)
Total Revenues	$219,002	$390,912

Income from discontinued operations before income taxes	$32,167	$75,418
Gain on sale	120,321	—
Less: income tax expense	49,092	20,190

Income from discontinued operations, including gain on sale—net of tax	$103,396	$55,228

Basic earnings per common share from discontinued operations	$0.49	$0.26

Diluted earnings per common share from discontinued operations	$0.49	$0.26

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.    Accumulated Other Comprehensive Income (Loss)

        The following items are included in accumulated other comprehensive income (loss):

	Derivative Instruments	Pension, Postretirement and Other Post- Employment Benefits	Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1, 2013	$2,244	$(18,286)	$(465)	$(16,507)
Unrealized gains	168	48,482	5,935	54,585
Amounts reclassified from accumulated other comprehensive income (loss)	(1,847)	916	545	(386)

Balance at December 31, 2013	565	31,112	6,015	37,692
Unrealized gains (losses)	3,677	(22,516)	(5,727)	(24,566)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,692)	(5,736)	(2,457)	(9,885)

Balance at December 31, 2014	$2,550	$2,860	$(2,169)	$3,241

        The following amounts were reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2014 and 2013, respectively:

	Reclassifications
				Line Item in the Consolidated Statement of Operations
Details about accumulated other comprehensive income components	2014		2013
	(in thousands)
Derivative instruments	$2,643		$2,886	Revenues
	(951)		(1,039)	Provision for (benefit from) income taxes

	$1,692		$1,847	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$11,760	(1)	$13,705
Amortization of net actuarial gains (losses)	(2,797	)(1)	(15,136)

	8,963		(1,431)	Total before tax
	(3,227)		515	Provision for (benefit from) income taxes

	$5,736		$(916)	Net of tax

Available-for-sale securities	$3,838	(2)	$(852)	Interest and investment income
	(1,381)		307	Provision for (benefit from) income taxes

	$2,457		$(545)	Net of tax

(1)
Production-related benefits and workers' compensation costs are included in costs to produce coal.

(2)
The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.    Impairment Charges and Mine Closure Costs

        The following discussions describe the costs reflected on the line "Asset impairment and mine closure costs" in the consolidated statements of operations.

        In response to weak metallurgical coal markets the Company idled a higher-cost mining complex in the third quarter of 2014 in order to concentrate on metallurgical coal production from its lowest-cost and highest-margin operations. Closure charges of $5.1 million were recognized during the third quarter of 2014 relating to the idling.

        During the Company's annual budgeting process for 2015, a review of our forecasted revenues indicated that the remaining balance of advance royalty payments made on a reserve base supplying the Company's Mountain Laurel, Spruce Mine and Briar Branch operations would not be recoupable against future royalties payments. Under the lease, any unrecouped advance payment balance at March 31, 2017 will be forfeited by the Company. Based on estimates of sales volumes and pricing through the end of the recoupment period, an impairment charge was recorded for $15.4 million of the remaining $48.0 million balance that would not be recouped.

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

        In 2012, the closure and idling of mines in Appalachia discussed in Note 1, "Basis of Presentation" resulted in closure costs and related impairment charges as follows:

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.    Goodwill

        Changes in the carrying value of goodwill for the three years ended December 31, 2014 are as follows:

(In thousands)
Balance at January 1, 2012	$596,103
Impairment	(330,680)

Balance at December 31, 2012	265,423
Impairment	(265,423)

Balance at December 31, 2013	$—

        During the second quarter of 2012, the Company concluded the fair value of the Company's goodwill could be less than its carrying value, based on a significant drop in the Company's stock price combined with continuing weak demand for thermal coal. Accordingly, the Company performed the first step of the two-step goodwill impairment test as of June 30, 2012. The value of the Company's Black Thunder reporting unit in the Powder River Basin, where $115.8 million of goodwill had been allocated, was sensitive to market demand for thermal coal and the further weakening in thermal coal markets had significantly impacted the projected demand for and pricing of coal produced at Black Thunder. In step one of the goodwill impairment testing, the fair value of the Black Thunder reporting unit did not exceed its carrying value, primarily due to the impact of lower demand on near term sales volumes and pricing. The Company recorded an impairment charge for the entire $115.8 million carrying value of Black Thunder's goodwill in 2012.

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

        The Company performed its annual impairment testing as of October 1, 2013 on the two remaining Appalachia reporting units with goodwill balances, the Leer mining complex and an undeveloped property adjacent to it. The fair value of these two reporting units are sensitive to the volatility in the demand for and pricing of metallurgical coal, and continuing weakness in the metallurgical coal markets resulted in a reassessment of key marketing and operating assumptions during the Company's annual budgeting process. As a result, the book values of the reporting units exceeded their fair values after the first step of the goodwill impairment tests. It was also determined that the goodwill had no fair value, and the Company recognized an impairment loss for the remaining reporting units totaling $265.4 million.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Inventories

        Inventories consist of the following:

	December 31,
	2014	2013
	(In thousands)
Coal	$71,901	$117,531
Repair parts and supplies	118,352	137,497
Work-in-process	—	9,133

	$190,253	$264,161

        The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.6 million at December 31, 2014 and $8.4 million at December 31, 2013.

8.    Investments in Available-for-Sale Securities

        The Company has invested in highly liquid investment-grade corporate bonds. These investments are held in the custody of a major financial institution. These securities, along with the Company's investments in marketable equity securities, are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

        The Company's investments in available-for-sale marketable securities are as follows:

	December 31, 2014
					Balance Sheet Classification
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Other Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$253,590	$—	$(4,636)	$248,954	$248,954	$—
Equity securities	3,910	4,125	(2,890)	5,145	—	5,145

Total Investments	$257,500	$4,125	$(7,526)	$254,099	$248,954	$5,145

	December 31, 2013
					Balance Sheet Classification
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Short-Term Investments	Other Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$65,002	$11	$(75)	$64,938	$64,938	$—
Corporate notes and bonds	184,773	7	(1,304)	183,476	183,476	—
Equity securities	5,271	13,660	(2,902)	16,029	—	16,029

Total Investments	$255,046	$13,678	$(4,281)	$264,443	$248,414	$16,029

        The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $163.0 million and $164.3 million at December 31, 2014 and 2013, respectively. The

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

aggregate fair value of investments with unrealized losses that have been owned for over a year was $86.1 million and $48.7 million at December 31, 2014 and 2013, respectively.

        The debt securities outstanding at December 31, 2014 have maturity dates ranging from the first quarter of 2015 through the first quarter of 2016. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

9.    Equity Method Investments and Membership Interests in Joint Ventures

        The Company accounts for its investments and membership interests in joint ventures under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. Certain of the Company's investments are in development stage companies whose success depends on factors including the receipt of permits and other regulatory environmental issues, the ability of the investee companies to raise additional funds in financial markets that can be volatile, and other key business factors, any of which may impact the Company's ability to recover its investment.

        Below are the equity method investments reflected in the consolidated balance sheets:

Investee	Knight Hawk	DTA	Millennium	Tongue River	DKRW	Tenaska	Other	Total
Balance at January 1, 2012	$135,225	$16,086	$26,324	$12,989	$19,715	$15,266	$—	$225,605
Investments in affiliates	—	—	—	—	—	—	—	—
Advances to (distributions from) affiliates, net	(7,151)	4,335	8,798	1,708	—	—	—	7,690
Equity in comprehensive income (loss)	20,989	(4,959)	(2,908)	—	(4,200)	(2)	—	8,920

Balance at December 31, 2012	149,063	15,462	32,214	14,697	15,515	15,264	—	242,215
Advances to (distributions from) affiliates, net	(13,536)	3,644	6,476	4,004	—	—	200	788
Equity in comprehensive income (loss)	17,279	(4,969)	(2,796)	(282)	(1,832)	—	—	7,400
Impairment of equity investment	—	—	—	—	(13,683)	(15,264)	—	(28,947)

Balance at December 31, 2013	152,806	14,137	35,894	18,419	—	—	200	221,456
Advances to (distributions from) affiliates, net	(12,603)	3,774	6,742	2,541	—	—	3,600	4,054
Equity in comprehensive income (loss)	18,274	(4,173)	(2,413)	(220)	—	—	(1,136)	10,332

Balance at December 31, 2014	$158,477	$13,738	$40,223	$20,740	$—	$—	$2,664	$235,842

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

        The Company holds a 38% ownership interest in Millennium Bulk Terminals-Longview, LLC ("Millennium"), the owner of a brownfield bulk commodity terminal on the Columbia River near Longview, Washington. Additional future purchase consideration is due upon the completion of certain project milestones. Millennium continues to work on obtaining the required approvals and necessary permits to complete dredging and other upgrades to ship coal, alumina and cementitious material from

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the terminal. The Company will control 38% of the terminal's throughput and storage capacity, in order to facilitate export shipments of coal off the west coast of the United States.

        The Company holds a 35% membership interest in the Tongue River Holding Company, LLC ("Tongue River") joint venture. Tongue River will develop and construct a railway line near Miles City, Montana and the Company's Otter Creek reserves. The Company has the right, upon the receipt of permits and approval for construction or under other prescribed circumstances, to require the other investors to purchase all of the Company's units in the venture at an amount equal to the capital contributions made by the Company at that time, less any distributions received.

        The Company holds a 24% equity interest in DKRW Advanced Fuels LLC ("DKRW"), who had entered into an Engineering, Procurement and Construction Agreement with a Chinese company to construct and commission the Medicine Bow coal-to-liquids facility. However, as the project did not progress to the next stage of development, the Company recorded an other-than-temporary impairment charge of $57.7 million in the third quarter of 2013, representing the Company's equity investment of $13.7 million and an outstanding $44.0 million loan receivable balance. The impairment charges are included on the line "Asset impairment and mine closure costs" in the consolidated statement of operations.

        During the second quarter of 2013, Tenaska Trailblazer Partners, LLC ("Tenaska") announced that it was discontinuing its development plans for the Trailblazer Energy Center in Texas. As a result, the Company recorded a $20.5 million impairment charge, which consisted of its 35% equity investment of $15.3 million and a $5.2 million receivable balance related to advances for development work. The impairment charges are included on the line "Asset impairment and mine closure costs" in the consolidated statement of operations.

        The Company may be required to make future contingent payments of up to $58.5 million related to development financing for certain of its equity investees. The Company's obligation to make these payments, as well as the timing of any payments required, is contingent upon the achievement of project development milestones, which can be affected by the factors named above.

10.    Acquired Sales Contracts

        The acquired sales contracts reflected in the consolidated balance sheets are as follows:

	December 31, 2014			December 31, 2013
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Acquired fair value	$131,299	$166,697		$131,819	$166,697
Accumulated amortization	(130,363)	(134,988)		(129,449)	(120,367)

Total	$936	$31,709	$(30,773)	$2,370	$46,330	$(43,960)

Balance Sheet classification:
Other current	$462	$12,453		$1,324	$14,373
Other noncurrent	$474	$19,256		$1,046	$31,957

        In 2012, the Company recognized an impairment loss of $15.7 million to write off a contract acquired with the ICG acquisition with an original acquired fair value of $17.5 million.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The Company anticipates amortization of acquired sales contracts, based upon expected shipments in the next five years, to be income of approximately $12.2 million in 2015, $7.2 million in 2016, $3.6 million in 2017, and $3.6 million in 2018 and $4.1 million in 2019.

11.    Derivatives

Diesel fuel price risk management

        The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2015. To protect the Company's cash flows from increases in the price of diesel fuel for its operations, the Company may use forward physical diesel purchase contracts and purchase out-of-the-money heating oil call options to protect against substantial increases in pricing. At December 31, 2014, the Company had heating oil call options for approximately 56 million gallons at an average strike price of $3.13.

        The Company has also at times purchased heating oil call options to manage the price risk associated with fuel surcharges on its barge and rail shipments, which cover increases in diesel fuel prices for the respective carriers. These positions reduce the Company's risk of cash flow fluctuations related to these surcharges but the positions are not accounted for as hedges. The Company had no positions outstanding at December 31, 2014.

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

        At December 31, 2014, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2015	2016	Total
Coal sales	4,522	280	4,802
Coal purchases	2,134	—	2,134

Coal trading positions

        The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized gains of $3.7 million in the trading portfolio are expected to be realized in 2015.

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

        The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2014			December 31, 2013
Fair Value of Derivatives (In thousands)	Asset Derivative	Liability Derivative		Asset Derivative	Liability Derivative
Derivatives Designated as Hedging Instruments
Coal	$6,535	$(2,492)		$909	$(26)
Derivatives Not Designated as Hedging Instruments
Heating oil—diesel purchases	300	—		4,681	—
Heating oil—fuel surcharges	—	—		422	—
Coal held for trading purposes, exchange traded swaps and futures	96,898	(93,272)		55,327	(45,763)
Coal—risk management	8,510	(3,688)		6,342	(1,950)

Total	105,708	(96,960)		66,772	(47,713)

Total derivatives	112,243	(99,452)		67,681	(47,739)
Effect of counterparty netting	(98,686)	98,686		(47,727)	47,727

Net derivatives as classified in the balance sheets	$13,557	$(766)	$12,791	$19,954	$(12)	$19,942

		December 31,
		2014	2013
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$300	$5,103
Coal	Coal derivative assets	13,257	14,851
	Accrued expenses and other current liabilities	(766)	(12)

		$12,791	$19,942

        The Company had a current liability for the obligation to return cash collateral of $2.4 million and a current asset for the right to reclaim cash collateral of $2.2 million at December 31, 2014 and 2013, respectively. These amounts are not included with the derivatives presented in the table above and are included in "other current liabilities" and "other current assets", respectively, in the accompanying consolidated balance sheets.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
For the year ended December 31	2014	2013	2012	2014	2013	2012
Coal sales(1)	$10,842	$(338)	$7,690	$5,336	$3,664	$2,675
Coal purchases(2)	(5,097)	526	(2,440)	(2,693)	(683)	—

	$5,745	$188	$5,250	$2,643	$2,981	$2,675

        No ineffectiveness or amounts excluded from effectiveness testing relating to the Company's cash flow hedging relationships were recognized in the results of operations in the years ended December 31, 2014, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments (in thousands)

	Gain (Loss) Recognized
For the year ended December 31	2014	2013	2012
Coal—unrealized(3)	$430	$(12,700)	$8,272

Coal—realized(4)	$5,956	$32,534	$43,990

Heating oil—diesel purchases(4)	$(7,848)	$(9,791)	$(22,281)

Heating oil—fuel surcharges(4)	$(405)	$(947)	$(2,209)

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

        The Company recognized net unrealized and realized gains of $3.2 million, $4.9 million, and $8.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to its trading portfolio, which are included in the caption "Change in fair value of coal derivatives and coal trading activities, net" in the accompanying consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Based on fair values at December 31, 2014, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $4.0 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

12.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
	(In thousands)
Payroll and employee benefits	$73,362	$67,621
Taxes other than income taxes	114,598	114,664
Interest	30,384	18,528
Acquired sales contracts	12,453	14,373
Workers' compensation	16,714	12,434
Asset retirement obligations	19,222	24,940
Other	35,663	26,027

	$302,396	$278,587

13.    Debt and Financing Arrangements

	December 31,
	2014	2013
	(In thousands)
Term loan due 2018 ($1.9 billion and $1.93 billion face value, respectively)	$1,890,846	$1,906,975
7.00% senior notes due 2019 at par	1,000,000	1,000,000
8.00% senior secured notes due 2019 at par	350,000	350,000
9.875% senior notes ($375.0 million face value) due 2019	363,493	362,358
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	56,031	32,162

	5,160,370	5,151,495
Less current maturities of debt	36,885	33,493

Long-term debt	$5,123,485	$5,118,002

Credit Facilities

        Under the Company's senior secured revolving credit facility, borrowings of up to $250 million bear interest at a floating rate based on LIBOR determined by reference to the Company's leverage ratio, as calculated in accordance with the underlying amended credit agreement. The credit agreement, which also governs its term loan due 2018, was amended in 2013 to decrease the available capacity of the senior secured revolving credit facility from $350 million to the current level. The credit facility expires on June 14, 2016 and is secured by assets pledged by the Company, including equity interests

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

in wholly-owned subsidiaries, certain real property interests, accounts receivable and inventory of the Company. Commitment fees of 0.50% to 0.75% per annum are payable on the average unused daily balance of the revolving credit facility.

        The Company is also party to an accounts receivable securitization program under which eligible trade receivables are sold, without recourse, to a multi-seller, asset-backed commercial paper conduit. The entity through which these receivables are sold is consolidated into the Company's financial statements. The Company may borrow and draw letters of credit against the facility, and pays facility fees, program fees and letter of credit fees (based on amounts of outstanding letters of credit). The total aggregate borrowings and letters of credit are limited by eligible accounts receivable, as defined under the terms of the credit facility agreement. The credit agreement expires on December 8, 2017, unless the Company's minimum liquidity, including liquid assets, falls below $550 million.

        At December 31, 2014, the available borrowing capacity under the Company's lines of credit was approximately $215.1 million.

  Term Loan

        On May 16, 2012, the Company borrowed $1.4 billion under a secured term loan facility, issued at a 1% discount. The proceeds from the term loan were used to retire all outstanding borrowings under the revolving credit facility and the outstanding $450.0 million principal amount of 6.75% Senior Notes due 2013 issued by Arch Western Finance, LLC, the Company's indirect subsidiary. On November 21, 2012, the Company borrowed an incremental $250.0 million on the term loan facility at a 1% discount at the same rate as the initial borrowing. On December 17, 2013 the credit facility amendment increased the maximum amount of term loans allowed under the facility, and the Company borrowed an incremental $300.0 million aggregate principal amount at 98% of the face amount.

        The term loan contains no financial maintenance covenants, is prepayable, and is secured by the same assets as borrowings under the revolving credit facility. Quarterly principal payments of $3.5 million began in September 2012, increased to $4.125 million per quarter as a result of the incremental borrowing in November, 2012, and increased further to $4.875 million with the December 17, 2013 borrowing. A balloon payment of $1.8 billion is due in May, 2018. Interest is payable at a rate that is equal to a base of the greater of a LIBOR-based rate and 1.25%, plus 500 basis points.

  2019 9.875% Notes

        On November 21, 2012, the Company issued $375.0 million aggregate principal amount of 9.875% senior unsecured notes due 2019 (the "2019 9.875% Notes") at an issue price of 95.934% of the face amount. Interest is payable on the 2019 9.875% Notes annually on June 15 and December 15. The Company may redeem some or all of the notes at prices that are reflected as a percentage of the principal amount, as follows: 104.938% commencing December 15, 2016; 102.469% commencing December 15, 2017; and 100% on or after December 15, 2018.

        The unsecured senior notes are guaranteed by substantially all of the Company's subsidiaries, except for Arch Receivable Company, LLC, which is the conduit for the accounts receivable securitization program, and the Company's subsidiaries outside the U.S.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  2019 Secured Notes

        On December 17, 2013, the Company issued $350.0 million aggregate principal amount of 8.00% senior secured second lien notes due 2019 (the "2019 Secured Notes") at par. The 2019 Secured Notes are secured by the same assets that secure indebtedness under the senior secured credit facility, but on a second priority basis, subject to certain exceptions and permitted liens. Interest is payable on the 2019 Secured Notes on January 15 and July 15 of each year. The Company may redeem some or all of the notes at prices that are reflected as a percentage of the principal amount, as follows: 104.0% commencing January 15, 2016, 102.0% commencing January 15, 2017, and 100% on or after January 15, 2018.

  2020 Notes

        The Company has outstanding $500.0 million in aggregate principal amount of 7.25% senior unsecured notes due in 2020 ("2020 Notes") at par. Interest is payable on the 2020 Notes on April 1 and October 1 of each year. The Company may redeem some or all of the 2020 Notes during the respective 12 month periods at prices that are reflected as a percentage of the principal amount, as follows: 103.625% commencing October 1, 2015; 102.417% commencing October 1, 2016; 101.208% commencing October 1, 2017; and 100% on or after October 1, 2018.

  2019 7% Notes and 2021 Notes

        The Company has outstanding $1.0 billion of 7.00% unsecured senior notes due 2019 ("2019 7% Notes") and $1.0 billion of 7.25% unsecured senior notes due 2021 ("2021 Notes"). Interest is payable on the 2019 7% Notes and 2021 Notes on June 15 and December 15 of each year. The Company may redeem some or all of the 2019 7% Notes at prices that are reflected as a percentage of the principal amount, as follows: 103.5% commencing June 15, 2015; 101.75% commencing June 15, 2016; and 100% on or after June 15, 2017. The Company may redeem some or all of the 2021 Notes at prices that are reflected as a percentage of the principal amount, as follows: 103.625% commencing June 15, 2016; 102.417% commencing June 15, 2017; 101.208% commencing June 15, 2018 and 100% on or after June 15, 2019. In each case, accrued and unpaid interest at the redemption date is due upon redemption.

  Other Debt Retirements

        On December 17, 2013, the Company retired the outstanding $600 million in aggregate principal amount of 8.75% senior unsecured notes due 2016 ("2016 Notes") for $628.7 million with the proceeds from the incremental term loan and the 2019 Secured Notes.

        On May 16, 2012, Arch Western Finance accepted for purchase an aggregate of approximately $304.0 million principal amount of its 6.75% Senior Notes due 2013 for $308.0 million. On May 30, 2012, the remaining notes with an outstanding principal amount of $146.0 million were redeemed at par value.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  Debt Maturities

        The expected maturities of debt are as follows:

Year
2015	$36,915
2016	29,875
2017	30,091
2018	1,858,145
2019	1,730,670
Thereafter	1,500,960

$5,186,656

  Debt Covenants

        Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit under credit facilities. The credit facility amendment on December 17, 2013 amended financial maintenance covenants to include only a minimum liquidity test until June, 2015, at which time a maximum secured leverage ratio test takes effect. The amendment also limits dividends to one cent per share per fiscal year.

        Terms of the Company's credit facilities and leases also contain covenants that limit the ability of the Company to, among other things, acquire, dispose, merge or consolidate assets; incur additional debt; pay dividends and make distributions or repurchase stock; make investments; create liens; issue and sell capital stock of subsidiaries; enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to the Company; engage in transactions with affiliates and enter into sale and leaseback transactions. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company.

  Financing Costs

        The Company paid financing costs of $4.5 million, $20.5 million and $50.6 million in conjunction with its financing activities during the years ended December 31, 2014, 2013 and 2012, respectively.

        During the years ended December 31, 2013 and 2012, the Company wrote off deferred financing costs of $5.4 million and $1.1 million, respectively, and $6.9 million of unamortized discount and $0.8 million of unamortized issue premium, respectively, related to the redemption of senior notes. In addition, the Company wrote off $1.9 million and $23.4 million of deferred financing costs relating to the reduction in capacity of the senior secured revolving credit facility during the years ended December 31, 2013 and 2012 respectively. The write-off of deferred financing fees, along with other transaction fees associated with these transactions, is reflected in the line "Net loss resulting from early retirement and refinancing of debt" in the consolidated statement of operations.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.    Taxes

        The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2002 through 2014 remain open to examination for U.S. federal income tax matters and 1998 through 2014 remain open to examination for various state income tax matters.

        Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Current:
Federal	$—	$—	$(20,022)
State	25	(647)	575

Total current	25	(647)	(19,447)
Deferred:
Federal	18,535	(318,956)	(341,486)
State	7,074	(15,895)	7,026

Total deferred	25,609	(334,851)	(334,460)

	$25,634	$(335,498)	$(353,907)

        A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Income tax provision (benefit) at statutory rate	$(186,452)	$(378,463)	$(382,581)
Percentage depletion allowance	(12,692)	(15,796)	(33,654)
Goodwill	—	70,301	56,916
State taxes, net of effect of federal taxes	(3,903)	(25,265)	(24,231)
Change in valuation allowance	226,929	8,659	31,832
Other, net	1,752	5,066	(2,189)

	$25,634	$(335,498)	$(353,907)

        In 2014, 2013 and 2012, compensatory stock options and other equity based compensation awards were exercised resulting in a tax expense (benefit) of $1.6 million, $1.5 million and $0.3 million, respectively. The tax benefit will be recorded in paid-in capital at such point in time when a cash tax benefit is recognized.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Significant components of the Company's deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$871,848	$660,916
Alternative minimum tax credit carryforwards	127,169	126,755
Reclamation and mine closure	114,430	113,843
Goodwill	50,072	52,636
Workers' compensation	38,924	31,641
Share based compensation	30,283	28,494
Acquired sales contracts	26,833	33,392
Retiree benefit plans	22,913	20,527
Contract obligations	15,693	19,327
Other, primarily accrued liabilities	64,503	68,969

Gross deferred tax assets	1,362,668	1,156,500
Valuation allowance	(270,251)	(43,322)

Total deferred tax assets	1,092,417	1,113,178
Deferred tax liabilities:
Plant and equipment	1,354,396	1,364,382
Deferred development	95,129	91,126
Investment in tax partnerships	7,377	8,170
Other	5,533	13,902

Total deferred tax liabilities	1,462,435	1,477,580

Net deferred liability	$370,018	$364,402

        The Company has federal net operating loss carryforwards for regular income tax purposes of $2.4 billion at December 31, 2014 that will expire between 2022 and 2034. The Company has an alternative minimum tax credit carryforward of $127.2 million at December 31, 2014, which has no expiration date and can be used to offset future regular tax in excess of the alternative minimum tax.

        The Company recorded increases in its valuation allowance against its deferred tax assets of $226.9 million, $8.7 million and $31.8 million in 2014, 2013 and 2012, respectively. In 2014, the Company determined that it would not realize the all of the benefit from federal and state net operating losses, based on projections of reversing timing differences in the future. Adjustments in 2013 and 2012 relate to certain state and foreign net operating loss benefits.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

(In thousands)
Balance at January 1, 2012	$8,798
Additions based on tax positions related to the current year	409
Additions for tax positions of prior years	21,943

Balance at December 31, 2012	31,150
Additions based on tax positions related to the current year	1,199
Additions for tax positions of prior years	688
Reductions as a result of lapses in the statute of limitations	(1,248)

Balance at December 31, 2013	31,789
Additions for tax positions of the current year	2,920

Balance at December 31, 2014	$34,709

        If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2014 would affect the effective tax rate.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $1.5 million and $1.3 million at December 31, 2014 and 2013, respectively. In the next 12 months, no gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

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

        The following table describes the changes to the Company's asset retirement obligation liability:

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance at January 1 (including current portion)	$427,653	$448,625
Accretion expense	32,909	35,727
Obligations of divested operations	(30,684)	(8,440)
Adjustments to the liability from changes in estimates	627	(26,578)
Liabilities settled	(12,387)	(21,681)

Balance at December 31	$418,118	$427,653
Current portion included in accrued expenses	(19,222)	(24,940)

Noncurrent liability	$398,896	$402,713

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        As of December 31, 2014, the Company had $177.7 million in surety bonds outstanding, $458.5 million in self-bonding, and $3.5 million in letters of credit to secure reclamation bonding obligations.

16.    Fair Value Measurements

        The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

  •
  Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities, U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.

  •
  Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's level 2 assets and liabilities include U.S. government agency securities and coal commodity contracts with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

  •
  Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company's commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2014 and 2013.

        The table below sets forth, by level, the Company's financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	Fair Value at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$254,099	$5,145	$248,954	$—
Derivatives	13,557	9,026	1,491	3,040

Total assets	$267,656	$14,171	$250,445	$3,040

Liabilities:
Derivatives	$766	$—	$766	$—

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$264,443	$77,967	$186,476	$—
Derivatives	19,954	14,847	—	5,107

Total assets	$284,397	$92,814	$186,476	$5,107

Liabilities:
Derivatives	$12	$—	$(149)	$161

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

        The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance, beginning of period	$4,946	$8,174
Realized and unrealized losses recognized in earnings, net	(6,572)	(10,253)
Purchases	5,288	8,654
Issuances	(622)	(25)
Settlements	—	(1,604)

Ending balance	$3,040	$4,946

        Net unrealized losses of $2.1 million were recognized during the year ended December 31, 2014 related to level 3 financial instruments held on December 31, 2014.

  Cash and Cash Equivalents

        At December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents approximate their fair value.

  Fair Value of Long-Term Debt

        At December 31, 2014 and 2013, the fair value of the Company's debt, including amounts classified as current, was $2.7 billion and $4.6 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

  Stock Repurchase Plan

        The Company's share repurchase program allows for the purchase of up to 14,000,000 shares of the Company's common stock. At December 31, 2014, 10,925,800 shares of common stock were available for repurchase under the plan. There is no expiration date on the program. Any future repurchases under the plan will be made at management's discretion and will depend on market conditions and other factors.

18.    Stock-Based Compensation and Other Incentive Plans

        Under the Company's Stock Incentive Plan (the "Incentive Plan"), 30.9 million shares of the Company's common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, merit awards, phantom stock awards and rights to acquire stock through purchase under a stock purchase program ("Awards"). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 10.3 million at December 31, 2014.

  Stock Options

        Stock options are granted at a strike price equal to the closing market price of the Company's common stock on the date of grant and are generally subject to vesting provisions of at least one year from the date of grant. Information regarding stock option activity under the Incentive Plan follows for the year ended December 31, 2014:

	Common Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Life Years
	(In thousands)
Options outstanding at January 1	6,939	$19.86
Canceled	(88)	$17.61
Expired	(29)	$29.84

Options outstanding at December 31	6,822	$19.84	$—	5.679

Options exercisable at December 31	5,123	$24.01	—	5.0

Unvested options at December 31	1,699

        The remaining unvested options have a weighted average fair value of $3.10 per share.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The total grant-date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $8.7 million, $8.9 million and $8.0 million, respectively. The options provide for the continuation of vesting for retirement-eligible recipients that meet certain criteria. The expense for these options is recognized through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. Compensation expense related to stock options for the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $6.7 million and $8.0 million, respectively. Unrecognized compensation cost related to the unvested stock options of $1.6 million at December 31, 2014 will be recognized in 2015.The majority of the cost relating to the stock-based compensation plans is included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

        Weighted average assumptions used in the Black-Scholes option pricing model for granted options follow:

	Year Ended December 31,
	2013	2012
Weighted average grant-date fair value per share of options granted	$2.37	$5.27
Assumptions (weighted average):
Risk-free interest rate	0.65%	0.76%
Expected dividend yield	2.30%	2.92%
Expected volatility	66.7%	60.7%
Expected life (in years)	4.5	4.5

        Expected volatilities are based on historical stock price movement and implied volatility from traded options on the Company's stock. The expected life of options is determined based on historical exercise activity.

  Restricted Stock and Restricted Stock Unit Awards

        The Company may issue restricted stock and restricted stock units, which require no payment from the employee. Restricted stock cliff-vests at various dates and restricted stock units either vest ratably over or vest at the end of three years. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period. The employee receives cash compensation equal to the amount of dividends that would have been paid on the underlying shares.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        Information regarding restricted stock and restricted stock unit activity and weighted average grant-date fair value follows for the year ended December 31, 2014:

	Restricted Stock		Restricted Stock Units
	Common Shares	Weighted Average Grant-Date Fair Value	Common Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding at January 1	143	$27.52	1,373	$7.95
Granted	—	—	1,521	4.51
Vested	(120)	30.08	—	—
Canceled	(1)	32.49	(70)	6.34

Outstanding at December 31	22	13.44	2,824	6.14

        The Company's recognized expense related to restricted stock and restricted stock units was $5.6 million, $5.0 million, and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively

  Long-Term Incentive Compensation

        The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company's common stock. The Company recognizes compensation expense over the three year term of the grant. The liabilities are remeasured quarterly. The Company recognized $10.1 million, $9.1 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expense is included primarily in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations. Amounts accrued and unpaid for all grants under the plan totaled $21.1 million and $17.2 million as of December 31, 2014 and 2013, respectively.

  Deferred Compensation Plan

        The Company maintains a deferred compensation plan that allows eligible employees to defer receipt of compensation until the dates elected by the participant. Participants in the plan may defer up to 85% of their base salaries and up to 100% of their annual incentive awards. The plan also allows participants to defer receipt of up to 100% of the shares under any restricted stock unit or performance-contingent stock awards. The amounts deferred are invested in accounts that mirror the gains and losses of a number of different investment funds, including a hypothetical investment in shares of the Company's common stock. Participants are always vested in their deferrals to the plan and any related earnings. The Company has established a grantor trust to fund the obligations under the plan. The trust has purchased corporate-owned life insurance to offset these obligations. The net cash surrender values of the policies of $37.6 million and $39.4 million at December 31, 2014 and 2013, respectively, are included in "Other noncurrent assets" in the accompanying consolidated balance sheets. The participants have an unsecured contractual commitment by the Company to pay the amounts due under the plan. Any assets placed in trust by the Company to fund future obligations of the plan are

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

subject to the claims of creditors in the event of insolvency or bankruptcy, and participants are general creditors of the company as to their deferred compensation in the plans.

        Under the plan, the Company credits each participant's account with the number of units equal to the number of shares or units that the participant could purchase or receive with the amount of compensation deferred, based upon the fair market value of the underlying investment on that date. The amount the employee will receive from the plan will be based on the number of units credited to each participant's account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on that date. The liability under the plan was $35.1 million and $37.0 million at December 31, 2014 and 2013.

        The Company's net income related to the deferred compensation plan for the years ended December 31, 2014, 2013 and 2012 was $1.6 million, $2.6 million and $3.3 million, respectively, most of which is included in "Selling, general and administrative expenses in the accompanying consolidated statements of operations.

19.    Workers' Compensation Expense

        The following table details the components of workers' compensation expense:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Total occupational disease	4,432	6,137	6,962
Traumatic injury claims and assessments	19,924	21,089	26,565

Total workers' compensation expense	$24,356	$27,226	$33,527

        Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers' compensation benefits:

	December 31,
	2014	2013
	(In thousands)
Occupational disease costs	$72,749	$55,228
Traumatic and other workers' compensation claims	38,256	35,268

Total obligations	111,005	90,496
Less amount included in accrued expenses	16,714	12,434

Noncurrent obligations	$94,291	$78,062

        As of December 31, 2014, the Company had $121.4 million in surety bonds and letters of credit outstanding to secure workers' compensation obligations.

20.    Employee Benefit Plans

  Defined Benefit Pension and Other Postretirement Benefit Plans

        The Company provides funded and unfunded non-contributory defined benefit pension plans covering certain of its salaried and hourly employees. Benefits are generally based on the employee's age and compensation. The Company funds the plans in an amount not less than the minimum

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

        The idling of the Cumberland River mining operations in Appalachia in the third quarter of 2014 reduced the estimated years of future service for the CRCC Scotia Employee Association Pension Plan. On January 1, 2015, the Company's cash balance and excess plans were amended to freeze benefits at the amount accrued at that date. These two events triggered curtailment accounting, resulting in an immediate recognition of any unamortized gain or loss and the reduction in the projected benefit obligation.

        A curtailment was triggered in the third quarter of 2013 by reductions in employees' expected years of future service resulting primarily from the sale of Canyon Fuel.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Obligations and Funded Status.

        Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at January 1	$355,468	$390,894	$42,531	$49,326
Service cost	21,478	27,065	1,649	2,027
Interest cost	17,070	16,207	1,841	1,739
Plan amendments	(23)	—	—	—
Curtailments	(25,787)	(3,027)	—	(2,519)
Benefits paid	(53,974)	(41,562)	(3,431)	(3,276)
Other-primarily actuarial loss (gain)	39,504	(34,109)	(6,492)	(4,766)

Benefit obligations at December 31	$353,736	$355,468	$36,098	$42,531

CHANGE IN PLAN ASSETS
Value of plan assets at January 1	$347,952	$322,874	$—	$—
Actual return on plan assets	36,130	52,247	—	—
Employer contributions	6,601	14,393	3,431	3,276
Benefits paid	(53,974)	(41,562)	(3,431)	(3,276)

Value of plan assets at December 31	$336,709	$347,952	$—	$—

Accrued benefit cost	$(17,027)	$(7,516)	$(36,098)	$(42,531)

ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit (cost)	$—	$1,732	$21,972	$31,925
Accumulated gain (loss)	(11,332)	10,096	9,125	3,394

	$(11,332)	$11,828	$31,097	$35,319

BALANCE SHEET AMOUNTS
Current liability	$(767)	$(405)	$(3,430)	$(3,276)
Noncurrent liability	$(16,260)	$(7,111)	$(32,668)	$(39,255)

	$(17,027)	$(7,516)	$(36,098)	$(42,531)

Pension Benefits

        The accumulated benefit obligation for all pension plans was $353.7 million and $341.1 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation differs from the benefit obligation in that it includes no assumptions about future compensation levels.

        Net actuarial loss of $8.2 million will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other Postretirement Benefits

        Prior service credit and net actuarial gain of $8.3 million and $1.8 million, respectively, will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015.

        Components of Net Periodic Benefit Cost.    The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In thousands)
Service cost	$21,478	$27,065	$27,466	$1,649	$2,027	$2,142
Interest cost	17,070	16,207	15,668	1,841	1,739	2,020
Curtailments	(25,368)	47	324	—	(5,444)	(4,049)
Settlements	646	—	—	—	—	—
Expected return on plan assets	(23,756)	(23,761)	(22,030)	—	—	—
Amortization of prior service credits	(257)	(204)	259	(10,003)	(10,621)	(11,458)
Amortization of other actuarial losses	3,128	14,616	14,666	(761)	(252)	(522)

Net benefit cost (credit)	$(7,059)	$33,970	$36,353	$(7,274)	$(12,551)	$(11,867)

        The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over a five-year period.

        Assumptions.    The following table provides the weighted average assumptions used to determine the actuarial present value of projected benefit obligations at December 31 of the respective years.

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.15%	5.08%	3.91%	4.58%
Rate of compensation increase	N/A	3.39%	N/A	N/A

        The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.08/4.23/4.14%	4.13/5.05%	4.91%	4.58%	3.64/4.58%	4.52%
Rate of compensation increase	3.39%	3.39%	3.39%	N/A	N/A	N/A
Expected return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The discount rates used in 2014 and 2013 were reevaluated during the year for settlements and the curtailments as described previously. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.

        The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by members of the Company's pension committee (the "Pension Committee"). The risk assessment provides a link between a pension plan's risk capacity, management's willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

        The health care cost trend rate assumed for 2015 is 7.1% and is expected to reach an ultimate trend rate of 4.5% by 2028. A one-percentage-point increase in the health care cost trend rate would not have increased the postretirement benefit obligation at December 31, 2014 or the net periodic postretirement benefit cost for the year ended December 31, 2014 by a material amount.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

        The Company's pension plan assets at December 31, 2014 and 2013, respectively, are categorized below according to the fair value hierarchy as defined in Note 16, "Fair Value Measurements":

	Total		Level 1		Level 2		Level 3
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Equity Securities:(A)
U.S. small-cap	$16,512	$14,901	$16,512	$14,901	$—	$—	$—	$—
U.S. mid-cap	46,481	62,271	17,301	28,654	29,180	33,617	—	—
U.S. large-cap	89,008	110,947	43,181	53,708	45,827	57,239	—	—
Non-U.S.	25,905	29,165	—	—	25,905	29,165	—	—
Fixed income securities:
U.S. government securities(B)	13,708	18,545	12,988	17,714	720	831	—	—
Non-U.S. government securities(C)	1,599	2,143	—	—	1,599	2,143	—	—
U.S. government asset and mortgage backed securities(D)	830	600	—	—	830	600	—	—
Corporate fixed income(E)	22,702	9,902	—	—	22,702	9,902	—	—
State and local government securities(F)	8,005	8,301	—	—	8,005	8,301	—	—
Other fixed income(G)	83,735	58,093	—	—	83,735	58,093	—	—
Short-term investments(H)	6,818	14,663	—	—	6,818	14,663	—	—
Other investments(I)	21,406	18,421	—	—	3,336	1,404	18,070	17,017

Total	$336,709	$347,952	$89,982	$114,977	$228,657	$215,958	$18,070	$17,017

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

        During 2013, the plan invested $16.0 million in Level 3 investments. Subsequent changes in fair value are the result of unrealized gains on the investment.

        Cash Flows.    The Company expects to make contributions of $0.5 million to the pension plans in 2015, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21 does not reduce the Company's obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

        The following represents expected future benefit payments from the plan, which reflect expected future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
	(In thousands)
2015	$17,737	$3,665
2016	20,544	3,657
2017	22,503	3,551
2018	24,086	3,486
2019	22,943	3,421
Next 5 years	130,088	14,680

	$237,901	$32,460

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

  Other Plans

        The Company sponsors savings plans which were established to assist eligible employees provide for their future retirement needs. The Company's expense, representing its contributions to the plans, was $22.9 million, $25.1 million and $27.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

21.    Earnings (Loss) Per Common Share

        The effect of options, restricted stock and restricted stock units representing 7.7 million , 7.5 million, and 4.9 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively because the exercise price or grant price of the securities exceeded the average market price of the Company's common stock for these periods. The effect of options, restricted stock and restricted stock units representing 2.0 million shares were excluded from the calculation of weighted average shares due to the Company's incurring a net loss for the years ended December 31, 2014.

22.    Leases

        The Company leases equipment, land and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term.

        In addition, the Company enters into various non-cancelable royalty lease agreements under which future minimum payments are due.

        Minimum payments due in future years under these agreements in effect at December 31, 2014 are as follows:

	Operating Leases	Royalties
	(In thousands)
2015	$25,685	$14,587
2016	19,242	18,632
2017	17,065	17,932
2018	6,334	17,584
2019	3,370	13,875
Thereafter	11,880	83,282

	$83,576	$165,892

        Obligations for the future minimum payments under capital leases for equipment totaling $46.0 million and $20.8 million at December 31, 2014 and 2013, respectively are included in other long term debt obligations in Note 13. "Debt and Financing Arrangements".

        Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $42.9 million in 2014, $42.2 million in 2013 and $41.2 million in 2012.

        Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company's significant leases are paid on

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the percentage of gross selling price basis. Royalty expense, including production royalties, was $242.5 million in 2014, $261.1 million in 2013 and $302.0 million in 2012.

        As of December 31, 2014, certain of the Company's lease obligations were secured by outstanding surety bonds totaling $49.4 million.

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

        The Company markets its steam coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2014 and 2013, accounts receivable from electric utilities of $134.7 million and $125.7 million, respectively, represented 64% of total trade receivables at each date. As of December 31, 2014 and 2013, accounts receivable from sales of metallurgical-quality coal of $76.0 million and $70.5 million, respectively, represented 36% of total trade receivables at each date.

        The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company's foreign revenues by geographical location are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Europe	$277,565	$371,363	$674,754
Asia	156,057	160,404	203,193
North America	78,445	80,322	72,542
Central and South America	20,496	55,493	57,184
Brokered Sales	79,354	154,442	145,438

Total	$611,917	$822,024	$1,153,111

        The Company is committed under long-term contracts to supply steam coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company sold approximately 134.4 million tons of coal in 2014. Approximately 60% of this tonnage (representing approximately 48% of the Company's revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to 6 years.

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  Transportation

        The Company depends upon barge, rail, truck and belt transportation systems to deliver coal to its customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair the Company's ability to supply coal to its customers in the past; disruptions in rail service have resulted in missed shipments and production interruptions.

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

        The Company paid $5.0 million in cash to Patriot upon its exit from bankruptcy, which is reflected in "Other operating income, net" in the consolidated statement of operations for the year ended December 31, 2013.

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The court held a hearing on this matter on November 5, 2014 and on February 16, 2015 awarded Allegheny $7.5 million plus interest for the future damages.

        In addition, the Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2014 and 2013, the Company had accrued $22.3 million and $30.4 million, respectively, for all legal matters, including $10.1 million and $11.7 million, respectively, classified as current. The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

        The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $265.6 million in 2015, $118.1 million in 2016, $114.7 million in 2017, $82.2 million in 2018, $73.5 million in 2019 and $279.4 million thereafter. During the years ended December 31, 2014, 2013 and 2012, the Company fulfilled its commitments under agreements containing unconditional obligations. The Company recognized expense relating to transportation capacity agreements of $36.5 million, $12.0 million, and $2.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

26.    Segment Information

        The Company's reportable business segments are based on the major coal producing basins in which the Company operates and may include a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mining complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin, and, accordingly, market and contract pricing have developed by coal basin. Mining operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company's reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; and the Appalachia (APP) segment, with operations in West Virginia, Kentucky, Maryland and Virginia. "All Other" includes the Company's coal mining operations in Colorado and Illinois and our ADDCAR subsidiary.

        In 2014, the Company changed its measure of segment profit and loss to assess operating segment's performance and to allocate resources from "income from operations" to "adjusted earnings before interest, taxes, depreciation, depletion and amortization (Adjusted EBITDA)." The Company's management believes that Adjusted EBITDA presents a useful measure of our ability to service existing debt and incur additional debt based on ongoing operations. Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 5. "Impairment Charges and Mine Closure Costs" for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

        The asset amounts below represent an allocation of assets consistent with the basis used for the Company's incentive compensation plans. The amounts in Corporate, Other and Eliminations represent

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

primarily corporate assets (cash, receivables, investments, plant, property and equipment) as well as unassigned coal reserves, above-market acquired sales contracts and other unassigned assets.

	PRB	APP	All Other	Corporate, Other and Eliminations	Consolidated
Year Ended December 31, 2014
Revenues	$1,490,377	$1,108,358	$338,384	$—	$2,937,119
Adjusted EBITDA	198,074	110,693	56,612	(85,236)	280,143
Depreciation, depletion and amortization	168,522	205,732	40,125	4,369	418,748
Amortization of acquired sales contracts, net	(3,961)	(9,433)	207	—	(13,187)
Total assets	1,772,230	3,379,834	339,809	2,937,850	8,429,723
Capital expenditures	44,305	23,638	12,993	66,350	147,286
Year Ended December 31, 2013
Revenues	$1,482,812	$1,145,801	$385,744	$—	$3,014,357
Adjusted EBITDA	206,910	88,883	94,948	(138,595)	252,146
Depreciation, depletion and amortization	171,324	202,952	45,741	6,425	426,442
Amortization of acquired sales contracts, net	(3,656)	(10,364)	4,563	—	(9,457)
Total assets	1,841,835	3,971,764	402,922	2,773,672	8,990,193
Capital expenditures	9,784	167,759	23,122	96,319	296,984
Year Ended December 31, 2012
Revenues	$1,524,536	$1,793,576	$450,014	$—	$3,768,126
Adjusted EBITDA	262,155	405,981	112,982	(201,246)	579,872
Depreciation, depletion and amortization	166,539	271,221	49,911	4,540	492,211
Amortization of acquired sales contracts, net	(1,987)	(23,926)	724	—	(25,189)
Total assets	1,972,522	3,875,105	834,287	3,324,863	10,006,777
Capital expenditures	23,410	275,476	68,220	28,119	395,225

        A reconciliation of segment losses to consolidated loss from continuing operations before income taxes follows:

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$280,143	$252,146	$579,872
Depreciation, depletion and amortization	(418,748)	(426,442)	(492,211)
Amortization of acquired sales contracts, net	13,187	9,457	25,189
Asset impairment costs	(24,113)	(220,879)	(539,182)
Goodwill impairment	—	(265,423)	(330,680)
Settlement of UMWA legal claims	—	(12,000)	—
Interest expense, net	(383,188)	(374,664)	(312,142)
Nonoperating expense	—	(42,921)	(23,668)

Loss from continuing operations before income taxes	$(532,719)	$(1,080,726)	$(1,092,822)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

27.    Quarterly Selected Financial Data

Year Ended December 31, 2014	March 31	June 30	September 30	December 31
	(a)	(a)(c)	(a)(c)	(a)(c)
	(In thousands, except per share data)
Revenues	$735,971	$713,776	$742,180	$745,192
Gross profit (loss)	$(49,842)	$(6,350)	$(5,851)	$32,264
Asset impairment and mine closure costs	$—	$1,512	$5,060	$17,541
Loss from operations	$(73,123)	$(35,805)	$(35,300)	$(5,303)
Net loss	$(124,140)	$(96,860)	$(97,218)	$(240,135)
Diluted loss per common share	$(0.59)	$(0.46)	$(0.46)	$(1.13)

Year Ended December 31, 2013	March 31	June 30	September 30	December 31
	(a)	(a)	(a)	(a)
	(In thousands, except per share data)
Revenues	$737,370	$766,332	$791,269	$719,386
Gross profit (loss)	$(18,560)	$2,505	$90	$(44,801)
Asset impairment and mine closure costs	$—	$20,482	$200,397	$—
Goodwill impairment	$—	$—	$—	$265,423
Loss from operations	$(51,431)	$(36,279)	$(234,753)	$(340,678)
Loss from continuing operations	$(84,316)	$(80,351)	$(207,767)	$(372,794)
Income from discontinued operations, net of tax(b)	$14,267	$8,145	$79,404	$1,580
Net loss	$(70,049)	$(72,206)	$(128,363)	$(371,214)
Diluted loss per common share from:
Income (loss) from continuing operations	$(0.40)	$(0.38)	$(0.98)	$(1.76)
Net loss	$(0.33)	$(0.34)	$(0.61)	$(1.75)

(a)
Challenging coal markets resulted in impairment charges relating to mining and other operations, investments in equity method subsidiaries, prepaid mining royalties and goodwill in 2014 and 2013. See further discussion in Note 5, "Impairment Charges and Mine Closure Costs", Note 6, "Goodwill", and Note 9, "Equity Method Investments and Membership Interests in Joint Ventures."

(b)
The Company entered into a definitive agreement on June 27, 2013 to sell Canyon Fuel and the sale was completed on August 16, 2013. Beginning in the second quarter of 2013, all quarterly filings with the Securities and Exchange Commission reflected Canyon Fuel as a discontinued operation in the consolidated statements of operations. See further information in Note 3, "Divestitures".

(c)
The Company determined that it would not realize the benefit from federal and state net operating losses it generated in 2014, based on projections of future taxable income, and as a result, recorded a valuation allowance against net operating losses of $23.8 million, $18.3 million, $15.8 million and $169.0 million in the second, third and fourth quarters of 2014, respectively.

28.    Supplemental Consolidating Financial Information

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

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company's subsidiaries outside the United States):

Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,937,119	$—	$—	$2,937,119
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,016	2,566,572	—	(3,395)	2,566,193
Depreciation, depletion and amortization	5,154	413,559	35	—	418,748
Amortization of acquired sales contracts, net	—	(13,187)	—	—	(13,187)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,686)	—	—	(3,686)
Asset impairment and mine closure costs	3,642	20,471	—	—	24,113
Selling, general and administrative expenses	79,902	29,739	6,626	(2,044)	114,223
Other operating income, net	(4,480)	(15,726)	(4,987)	5,439	(19,754)

	87,234	2,997,742	1,674	—	3,086,650
Loss from investment in subsidiaries	(13,085)	—	—	13,085	—

Loss from operations	(100,319)	(60,623)	(1,674)	13,085	(149,531)
Interest expense, net
Interest expense	(463,823)	(26,137)	(4,259)	103,273	(390,946)
Interest and investment income	31,389	74,511	5,131	(103,273)	7,758

	(432,434)	48,374	872	—	(383,188)
Loss from continuing operations before income taxes	(532,753)	(12,249)	(802)	13,085	(532,719)
Provision for (benefit from) income taxes	25,600	—	34	—	25,634

Net loss	(558,353)	(12,249)	(836)	13,085	(558,353)

Total comprehensive loss	$(592,804)	$(34,439)	$(836)	$35,275	$(592,804)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,014,357	$—	$—	$3,014,357
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	9,117	2,657,583	—	(3,564)	2,663,136
Depreciation, depletion and amortization	5,949	420,458	35	—	426,442
Amortization of acquired sales contracts, net	—	(9,457)	—	—	(9,457)
Change in fair value of coal derivatives and coal trading activities, net	—	7,845	—	—	7,845
Asset impairment and mine closure costs	78,150	142,729	—	—	220,879
Goodwill impairment	—	265,423	—	—	265,423
Selling, general and administrative expenses	88,820	39,825	7,038	(2,235)	133,448
Other operating income, net	4,209	(34,856)	(5,370)	5,799	(30,218)

	186,245	3,489,550	1,703	—	3,677,498
Loss from investment in subsidiaries	(328,889)	—	—	328,889	—

Loss from operations	(515,134)	(475,193)	(1,703)	328,889	(663,141)
Interest expense, net
Interest expense	(449,614)	(24,747)	(4,214)	97,308	(381,267)
Interest and investment income	30,285	68,248	5,378	(97,308)	6,603

	(419,329)	43,501	1,164	—	(374,664)

Net loss resulting from early retirement and refinancing of debt	(42,921)	—	—	—	(42,921)

Loss from continuing operations before income taxes	(977,384)	(431,692)	(539)	328,889	(1,080,726)
Provision for (benefit from) income taxes	(335,552)	—	54	—	(335,498)

Loss from continuing operations	(641,832)	(431,692)	(593)	328,889	(745,228)
Income from discontinued operations, including gain on sale—net of tax	—	103,396	—	—	103,396

Net loss	$(641,832)	$(328,296)	$(593)	$328,889	$(641,832)

Total comprehensive loss	$(587,633)	$(304,278)	$(593)	$304,871	$(587,633)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$3,768,126	$—	$—	$3,768,126
Costs, expenses and other					—
Cost of sales (exclusive of items shown separately below)	10,921	3,144,178	—	—	3,155,099
Depreciation, depletion and amortization	5,392	486,786	33	—	492,211
Amortization of acquired sales contracts, net	—	(25,189)	—	—	(25,189)
Change in fair value of coal derivatives and coal trading activities, net	—	(16,590)	—	—	(16,590)
Asset impairment and mine closure costs	—	539,182	—	—	539,182
Goodwill impairment	—	330,680	—	—	330,680
Contract settlement resulting from Patriot Coal bankruptcy	—	58,335	—	—	58,335
Reduction in accrual related to acquired litigation	—	(79,532)	—	—	(79,532)
Selling, general and administrative expenses	84,199	44,363	8,785	(3,048)	134,299
Other operating income, net	(13,392)	(39,209)	(13,804)	3,048	(63,357)

	87,120	4,443,004	(4,986)	—	4,525,138
Loss from investment in subsidiaries	(589,665)	—	—	589,665	—

Income (loss) from operations	(676,785)	(674,878)	4,986	589,665	(757,012)
Interest expense, net
Interest expense	(366,584)	(34,849)	(3,221)	87,039	(317,615)
Interest and investment income	27,750	57,268	7,494	(87,039)	5,473

	(338,834)	22,419	4,273	—	(312,142)
Other non-operating expense
Net loss resulting from early retirement of debt	(21,975)	(1,693)	—	—	(23,668)

Income (loss) from continuing operations before income taxes	(1,037,594)	(654,152)	9,259	589,665	(1,092,822)
Provision for (benefit from) income taxes	(353,907)	—	—	—	(353,907)

Income (loss) from continuing operations	(683,687)	(654,152)	9,259	589,665	(738,915)
Income from discontinued operations, net of tax	—	55,228	—	—	55,228

Net Income (loss)	(683,687)	(598,924)	9,259	589,665	(683,687)
Less: Net income attributable to noncontrolling interest	(268)	—	—	—	(268)

Net Income (loss) attributable to Arch Coal, Inc.	$(683,955)	$(598,924)	$9,259	$589,665	$(683,955)

Total comprehensive income (loss)	$(692,239)	$(604,903)	$9,259	$595,644	$(692,239)

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$572,185	$150,358	$11,688	$—	$734,231
Short term investments	248,954	—	—	—	248,954
Receivables	9,656	15,933	211,043	(4,615)	232,017
Inventories	—	190,253	—	—	190,253
Other	89,211	41,455	6,630	—	137,296

Total current assets	920,006	397,999	229,361	(4,615)	1,542,751

Property, plant and equipment, net	10,470	6,442,623	2	363	6,453,458
Investment in subsidiaries	7,464,221	—	—	(7,464,221)	—
Intercompany receivables	—	2,021,110	—	(2,021,110)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	131,884	300,058	1,572	—	433,514

Total assets	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Liabilities and Stockholders' Equity
Accounts payable	$23,394	$156,664	$55	$—	$180,113
Accrued expenses and other current liabilities	85,899	220,017	1,095	(4,615)	302,396
Current maturities of debt	27,625	9,260	—	—	36,885

Total current liabilities	136,918	385,941	1,150	(4,615)	519,394
Long-term debt	5,084,839	38,646	—	—	5,123,485
Intercompany payables	1,817,755	—	203,355	(2,021,110)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	981	397,915	—	—	398,896
Accrued pension benefits	5,967	10,293	—	—	16,260
Accrued postretirement benefits other than pension	4,430	28,238	—	—	32,668
Accrued workers' compensation	9,172	85,119	—	—	94,291
Deferred income taxes	422,809	—	—	—	422,809
Other noncurrent liabilities	50,919	102,461	386	—	153,766

Total liabilities	7,533,790	1,723,613	204,891	(2,700,725)	6,761,569
Stockholders' equity	1,667,791	7,438,177	26,044	(7,463,858)	1,668,154

Total liabilities and stockholders' equity	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$799,333	$100,418	$11,348	$—	$911,099
Short term investments	248,414	—	—	—	248,414
Receivables	14,177	23,018	197,015	(4,637)	229,573
Inventories	—	264,161	—	—	264,161
Other	84,401	43,617	806	—	128,824

Total current assets	1,146,325	431,214	209,169	(4,637)	1,782,071

Property, plant and equipment, net	24,851	6,709,398	37	—	6,734,286
Investment in subsidiaries	7,741,589	—	—	(7,741,589)	—
Intercompany receivables		1,953,719	—	(1,953,719)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	162,287	311,463	86	—	473,836

Total other assets	8,578,876	2,265,182	86	(10,370,308)	473,836

Total assets	$9,750,052	$9,405,794	$209,292	$(10,374,945)	$8,990,193

Liabilities and Stockholders' Equity
Accounts payable	$17,781	$158,224	$137	$—	$176,142
Accrued expenses and other current liabilities	53,779	228,664	781	(4,637)	278,587
Current maturities of debt	28,882	4,611	—	—	33,493

Total current liabilities	100,442	391,499	918	(4,637)	488,222
Long-term debt	5,099,833	18,169	—		5,118,002
Intercompany payables	1,772,624	—	181,095	(1,953,719)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,095	401,618	—	—	402,713
Accrued pension benefits	7,797	(686)	—	—	7,111
Accrued postretirement benefits other than pension	12,079	27,176	—	—	39,255
Accrued workers' compensation	21,546	56,516	—	—	78,062
Deferred income taxes	413,546	—	—	—	413,546
Other noncurrent liabilities	67,841	121,794	398	—	190,033

Total liabilities	7,496,803	1,691,086	182,411	(2,633,356)	6,736,944
Stockholders' equity	2,253,249	7,714,708	26,881	(7,741,589)	2,253,249

Total liabilities and stockholders' equity	$9,750,052	$9,405,794	$209,292	$(10,374,945)	$8,990,193

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(324,688)	$305,048	$(13,942)	$—	$(33,582)
Investing Activities
Capital expenditures	(2,700)	(144,586)	—	—	(147,286)
Additions to prepaid royalties	—	(7,317)	—	—	(7,317)
Proceeds from disposals and divestitures	57,625	4,733	—	—	62,358
Purchases of short term investments	(211,929)	—	—	—	(211,929)
Proceeds from sales of short term investments	205,611	—	—	—	205,611
Proceeds from sales of investments in equity securities	9,464	—	—	—	9,464
Investments in and advances to affiliates	(2,541)	(14,116)	—	—	(16,657)
Cash provided by (used in) investing activities	55,530	(161,286)	—	—	(105,756)
Financing Activities
Payments on term loan	(19,500)	—	—	—	(19,500)
Net payments on other debt	(1,258)	(4,437)	—	—	(5,695)
Debt financing costs	(2,219)	—	(2,300)	—	(4,519)
Dividends paid	(2,123)	—	—	—	(2,123)
Other	(15)		(5,678)		(5,693)
Transactions with affiliates, net	67,125	(89,385)	22,260	—	—

Cash provided by (used in) financing activities	42,010	(93,822)	14,282	—	(37,530)

Increase (decrease) in cash and cash equivalents	(227,148)	49,940	340	—	(176,868)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099

Cash and cash equivalents, end of period	$572,185	$150,358	$11,688	$—	$734,231

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(632,060)	$637,193	$50,609	$—	$55,742
Investing Activities
Capital expenditures	(3,320)	(293,664)	—	—	(296,984)
Additions to prepaid royalties	—	(14,947)	—	—	(14,947)
Proceeds from disposals and divestitures	—	433,453	—	—	433,453
Proceeds from sales-leaseback transactions	—	34,919	—	—	34,919
Purchases of short term investments	(213,726)	—	—	—	(213,726)
Proceeds from sales of short term investments	194,537	—	—	—	194,537
Investments in and advances to affiliates	(5,451)	(10,321)	—	512	(15,260)
Change in restricted cash	3,453	—	—	—	3,453

Cash provided by (used in) investing activities	(24,507)	149,440	—	512	125,445
Financing Activities
Contributions from parent	—	512	—	(512)	—
Proceeds from term loan and senior notes	644,000	—	—	—	644,000
Payments to retire debt	(628,660)	—	—	—	(628,660)
Payments on term loan	(17,250)	—	—	—	(17,250)
Net payments on other debt	(6,324)	(512)	—	—	(6,836)
Debt financing costs	(19,864)	—	(625)	—	(20,489)
Dividends paid	(25,475)	—	—	—	(25,475)
Transactions with affiliates, net	838,160	(786,683)	(51,477)	—	—

Cash provided by (used in) financing activities	784,587	(786,683)	(52,102)	(512)	(54,710)

Increase (decrease) in cash and cash equivalents	128,020	(50)	(1,493)	—	126,477
Cash and cash equivalents, beginning of period	671,313	100,468	12,841	—	784,622

Cash and cash equivalents, end of period	$799,333	$100,418	$11,348	$—	$911,099

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(571,576)	$781,551	$122,829	$—	$332,804
Investing Activities
Change in restricted cash	6,869	—	—	—	6,869
Capital expenditures	(4,424)	(390,801)	—	—	(395,225)
Proceeds from disposals and divestitures	—	1,328	21,497	—	22,825
Investments in and advances to affiliates	(6,287)	(13,134)	—	1,663	(17,758)
Purchases of short term investments	(236,862)	—	—	—	(236,862)
Proceeds from sales of short term investments	1,754	—	—	—	1,754
Purchase of noncontrolling interest	(17,500)	—	—	—	(17,500)
Additions to prepaid royalties	—	(13,269)	—	—	(13,269)

Cash provided by (used in) investing activities	(256,450)	(415,876)	21,497	1,663	(649,166)
Financing Activities
Contributions from parent	—	1,663	—	(1,663)	—
Proceeds from term loan and senior notes	1,993,253	—	—	—	1,993,253
Payments to retire debt	—	(452,934)	—	—	(452,934)
Net decrease in borrowings under lines of credit and commercial paper program	(375,000)	—	(106,300)	—	(481,300)
Payments on term loan	(7,625)	—	—	—	(7,625)
Net payments on other debt	(682)	—	—	—	(682)
Debt financing costs	(50,022)	—	(546)	—	(50,568)
Dividends paid	(42,440)	—	—	—	(42,440)
Issuance of common stock under incentive plans	5,131	—	—	—	5,131
Transactions with affiliates, net	(84,651)	110,639	(25,988)	—	—

Cash provided by (used in) financing activities	1,437,964	(340,632)	(132,834)	(1,663)	962,835

Increase in cash and cash equivalents	609,938	25,043	11,492	—	646,473
Cash and cash equivalents, beginning of period	61,375	75,425	1,349	—	138,149

Cash and cash equivalents, end of period	$671,313	$100,468	$12,841	$—	$784,622

Schedule II

Arch Coal, Inc. and Subsidiaries
Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Charged to Other Accounts		Deductions(a)	Balance at End of Year
	(In thousands)
Year ended December 31, 2013
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$775	$—	$—		$616	$159
Current assets—supplies and inventory	8,446	580	(76)	(b)	2,325	6,625
Deferred income taxes	43,322	226,929	—		—	270,251
Year ended December 31, 2013
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$1,043	$346	$—		$614	$775
Current assets—supplies and inventory	12,589	503	(2,274)	(b)	2,372	8,446
Deferred income taxes	34,663	8,659	—		—	43,322
Year ended December 31, 2012
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$17	$1,039	$—		$13	$1,043
Current assets—supplies and inventory	13,107	1,961	—		2,479	12,589
Deferred income taxes	2,831	31,832	—		—	34,663

(a)
Reserves utilized, unless otherwise indicated.

(b)
Disposition of subsidiaries