Form 10-Q
period 2015-03-31
ARCH COAL INC
filed 2015-04-30
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

At April 20, 2015 there were 212,662,307 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues	$677,005	$735,971
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	562,322	686,314
Depreciation, depletion and amortization	104,874	104,423
Amortization of acquired sales contracts, net	(3,390)	(3,696)
Change in fair value of coal derivatives and coal trading activities, net	1,220	914
Selling, general and administrative expenses	22,605	29,136
Other operating (income) expense, net	9,086	(7,998)
	696,717	809,093

Loss from operations	(19,712)	(73,122)
Interest expense, net
Interest expense	(99,252)	(96,471)
Interest and investment income	2,373	1,843
	(96,879)	(94,628)

Loss before income taxes	(116,591)	(167,750)
Benefit from income taxes	(3,396)	(43,611)
Net loss	$(113,195)	$(124,139)

Losses per common share

Basic and diluted LPS - Net loss	$(0.53)	$(0.59)

Basic and diluted weighted average shares outstanding	212,660	212,171

Dividends declared per common share	$—	$0.01

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net loss	$(113,195)	$(124,139)

Derivative instruments
Comprehensive income (loss) before tax	5,045	(229)
Income tax benefit (provision)	(1,817)	82
	3,228	(147)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	294	(1,847)
Income tax benefit (provision)	(105)	665
	189	(1,182)
Available-for-sale securities
Comprehensive income (loss) before tax	291	(2,033)
Income tax benefit (provision)	(104)	732
	187	(1,301)

Total other comprehensive income (loss)	3,604	(2,630)
Total comprehensive loss	$(109,591)	$(126,769)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$689,972	$734,231
Short term investments	249,518	248,954
Trade accounts receivable	198,314	211,506
Other receivables	15,435	20,511
Inventories	240,113	190,253
Prepaid royalties	12,841	11,118
Deferred income taxes	50,414	52,728
Coal derivative assets	14,777	13,257
Other current assets	59,605	60,193
Total current assets	1,530,989	1,542,751
Property, plant and equipment, net	6,371,335	6,453,458
Other assets
Prepaid royalties	63,622	66,806
Equity investments	225,030	235,842
Other noncurrent assets	123,964	130,866
Total other assets	412,616	433,514
Total assets	$8,314,940	$8,429,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$167,480	$180,113
Accrued expenses and other current liabilities	321,503	302,396
Current maturities of debt	34,368	36,885
Total current liabilities	523,351	519,394
Long-term debt	5,117,982	5,123,485
Asset retirement obligations	404,844	398,896
Accrued pension benefits	14,436	16,260
Accrued postretirement benefits other than pension	34,453	32,668
Accrued workers’ compensation	98,683	94,291
Deferred income taxes	419,064	422,809
Other noncurrent liabilities	141,804	153,766
Total liabilities	6,754,617	6,761,569
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 214,179 shares and 213,791 shares at March 31, 2015 and December 31, 2014, respectively	2,145	2,141
Paid-in capital	3,050,216	3,048,460
Treasury stock, at cost, 1,517 shares at March 31, 2015 and December 31, 2014	(53,863)	(53,863)
Accumulated deficit	(1,445,020)	(1,331,825)
Accumulated other comprehensive income	6,845	3,241
Total stockholders’ equity	1,560,323	1,668,154
Total liabilities and stockholders’ equity	$8,314,940	$8,429,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(113,195)	$(124,139)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	104,874	104,423
Amortization of acquired sales contracts, net	(3,390)	(3,696)
Amortization relating to financing activities	6,219	3,236
Prepaid royalties expensed	1,674	1,803
Employee stock-based compensation expense	1,760	2,333
Gains on disposals and divestitures, net	(46)	(15,129)
Deferred income taxes	(3,433)	(43,698)
Changes in:
Receivables	18,252	(27,245)
Inventories	(49,860)	7,441
Accounts payable, accrued expenses and other current liabilities	7,186	43,989
Income taxes, net	40	(115)
Other	25,646	10,522
Cash used in operating activities	(4,273)	(40,275)
Investing activities
Capital expenditures	(22,880)	(14,454)
Additions to prepaid royalties	(213)	(591)
Proceeds from disposals and divestitures	46	28,195
Purchases of marketable securities	(101,793)	(119,176)
Proceeds from sale or maturity of marketable securities and other investments	99,914	117,681
Investments in and advances to affiliates	(1,843)	(3,242)
Cash provided by (used in) investing activities	(26,769)	8,413
Financing activities
Payments on term loan	(4,875)	(4,875)
Net payments on other debt	(4,810)	(4,521)
Dividends paid	—	(2,123)
Debt financing costs	—	(1,957)
Withdrawals (deposits) of restricted cash	(3,532)	—
Cash used in financing activities	(13,217)	(13,476)
Increase (decrease) in cash and cash equivalents	(44,259)	(45,338)
Cash and cash equivalents, beginning of period	734,231	911,099
Cash and cash equivalents, end of period	$689,972	$865,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Maryland, Virginia, Illinois, Wyoming and Colorado.  All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There is no new accounting guidance that is expected to have a significant impact on the Company’s financial statements.

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2014	$2,550	$2,860	$(2,169)	$3,241
Unrealized gains (losses)	3,535	—	(1,603)	1,932
Amounts reclassified from AOCI	(307)	189	1,790	1,672
Balance at March 31, 2015	$5,778	$3,049	$(1,982)	$6,845

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Line Item in the Condensed Consolidated
Details About AOCI Components	2015	2014	Statement of Operations
	(In thousands)
Derivative instruments	$481	$303	Revenues
	(174)	(109)	Benefit from income taxes
	$307	$194	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,084	$2,626
Amortization of actuarial gains (losses), net (1)	(2,378)	(779)
	(294)	1,847
	105	(665)	Benefit from income taxes
	$(189)	$1,182	Net of tax

Available-for-sale securities	$(2,797)	$(556)	Interest and investment income
	1,007	200	Benefit from income taxes
	$(1,790)	$(356)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

4.  Divestitures

During the first quarter of 2014, the Company entered into agreements to sell an operating thermal coal complex and an idled thermal coal mine in Kentucky and the Company’s ADDCAR subsidiary, which manufactures a patented highwall mining system.  The sales closed in the first quarter of 2014 for total consideration of $45.3 million.  The Company received $26.3 million in cash in the first quarter of 2014, and the remainder was paid in the second and fourth quarters of 2014.  The Company recognized a net pre-tax gain of $13.8 million from these divestitures, reflected in “other operating (income) expense, net” in the condensed consolidated statement of operations.

5.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Coal	$117,180	$71,901
Repair parts and supplies	122,933	118,352
	$240,113	$190,253

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.8 million at March 31, 2015 and $6.6 million at December 31, 2014.

6.   Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid investment grade corporate bonds.  These investments are held in the custody of a major financial institution.  These securities, along with the Company’s investments in marketable equity securities, are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2015
					Balance Sheet
		Accumulated			Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$252,673	$2	$(3,157)	$249,518	$249,518	$—
Equity securities	3,910	2,875	(2,830)	3,955	—	3,955
Total Investments	$256,583	$2,877	$(5,987)	$253,473	$249,518	$3,955

	December 31, 2014
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$253,590	$—	$(4,636)	$248,954	$248,954	$—
Equity securities	3,910	4,125	(2,890)	5,145	—	5,145
Total Investments	$257,500	$4,125	$(7,526)	$254,099	$248,954	$5,145

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $177.3 million and $163.0 million at March 31, 2015 and December 31, 2014, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $64.4 million and $86.1 million at March 31, 2015 and December 31, 2014, respectively. The unrealized losses in our portfolio are the result of normal market fluctuations. We do not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2015 have maturity dates ranging from the second quarter of 2015 through the third quarter of 2016.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

7.   Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 67 million gallons of diesel fuel for use in its operations during 2015.  To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options.  At March 31, 2015, the Company had protected the price of approximately 86% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Due to the drop in heating oil pricing, the Company has layered in 19.5 million gallons of at-the-money call options for the second half of 2015 representing 60% of expected purchases at an average strike price of $1.92 per gallon.  Additionally, the Company has protected approximately 37%  of our expected 2016 purchases with out-of-the-money call options.  At March 31, 2015, the Company had purchased heating oil call options for approximately 66 million gallons for the purpose of managing the price risk associated with future diesel purchases.  These positions are not accounted for as hedges.

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

At March 31, 2015, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2015	2016	Total
Coal sales	3,595	280	3,875
Coal purchases	1,672	60	1,732

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.3 million of losses during the remainder of 2015 and $1.4 million of gains in 2016.

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

	March 31, 2015			December 31, 2014
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$6,896	$(107)		$6,535	$(2,492)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	4,079	—		300	—
Coal — held for trading purposes	126,397	(125,204)		96,898	(93,272)
Coal — risk management	16,484	(11,094)		8,510	(3,688)
Natural gas	1,148	(753)		—	—
Total	148,108	(137,051)		105,708	(96,960)
Total derivatives	155,004	(137,158)		112,243	(99,452)
Effect of counterparty netting	(136,148)	136,148		(98,686)	98,686
Net derivatives as classified in the balance sheets	$18,856	$(1,010)	$17,846	$13,557	$(766)	$12,791

		March 31, 2015	December 31, 2014
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil	Other current assets	$4,079	$300
Coal	Coal derivative assets	14,777	13,257
	Accrued expenses and other current liabilities	(1,010)	(766)
		$17,846	$12,791

The Company had a current liability for the obligation to post cash collateral of $0.7 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities”, in the accompanying condensed consolidated balance sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2015	2014	2015	2014
Coal sales	(1)	$10,265	$(515)	$882	$706
Coal purchases	(2)	(4,738)	589	(401)	(404)
Totals		$5,527	$74	$481	$302

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized
		2015	2014
Coal — unrealized	(3)	$(411)	$(1,302)
Coal — realized	(4)	$1,091	$2,879
Natural gas — unrealized	(3)	$159	$8
Heating oil — diesel purchases	(4)	$(2,365)	$(2,963)
Heating oil — fuel surcharges	(4)	$—	$(254)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Based on fair values at March 31, 2015, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $6.3 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $1.0 million and $0.4 million of net unrealized and realized gains during the three months ended March 31, 2015 and 2014, respectively.  Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying condensed consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Payroll and employee benefits	$49,039	$73,362
Taxes other than income taxes	111,362	114,598
Interest	77,375	30,384
Acquired sales contracts	11,635	12,453
Workers’ compensation	15,586	16,714
Asset retirement obligations	19,215	19,222
Other	37,291	35,663
	$321,503	$302,396

9.  Debt and Financing Arrangements

	March 31,	December 31,
	2015	2014
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,886,971	$1,890,846
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	363,997	363,493
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	51,382	56,031
	5,152,350	5,160,370
Less current maturities of debt	34,368	36,885
Long-term debt	$5,117,982	$5,123,485

Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit under credit facilities.  The credit facility amendment on December 17, 2013 amended financial maintenance covenants to include only a minimum liquidity test until June, 2015, at which time a maximum secured leverage ratio test takes effect.

At March 31, 2015, the available borrowing capacity under the Company’s lines of credit was approximately $179.4 million.

10.  Income taxes

During the first quarter of 2015, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2015 will not be realized based on projections of future taxable income.  Accordingly, the estimated annual effective rate for the year ended December 31, 2015 includes a valuation allowance.  In applying the estimated annual effective rate to earnings for the three months ended March 31, 2015, the Company increased its valuation allowance by $45.3 million for the federal net operating losses and $2.6 million for the state net operating losses.

During the first quarter of 2014, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2014.  The Company increased its valuation allowance by $21.6 million for the federal net operating losses and $2.2 million for the state net operating losses.

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2015.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$253,473	$3,955	$249,518	$—
Derivatives	18,856	7,130	2,456	9,270
Total assets	$272,329	$11,085	$251,974	$9,270
Liabilities:
Derivatives	$1,010	$—	$1,010	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

Three Months Ended March 31, 2015
(In thousands)
Balance, beginning of period	$3,040
Realized and unrealized losses recognized in earnings, net	(1,347)
Realized and unrealized gains recognized in other comprehensive income, net	1,450
Purchases	7,783
Issuances	(1,656)
Ending balance	$9,270

Net unrealized gains of $0.1 million were recognized during the three months ended March 31, 2015 related to level 3 financial instruments held on March 31, 2015.

Fair Value of Long-Term Debt

At March 31, 2015 and December 31, 2014, the fair value of the Company’s debt, including amounts classified as current, was $2.4 billion and $2.7 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

12.  Loss Per Common Share

The effect of options, restricted stock and restricted stock units equaling 8.3 million shares and 6.9 million shares of common stock were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2015 and March 31, 2014, respectively, because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock for these periods. The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three months ended March 31, 2015 and March 31, 2014 were 2.5 million and 0.8 million, respectively.

13.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$4	$5,924
Interest cost	3,570	4,364
Expected return on plan assets	(5,764)	(5,978)
Amortization of prior service costs (credits)	—	(54)
Amortization of other actuarial losses	2,058	948
Net benefit cost	$(132)	$5,204

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Service cost	$233	$444
Interest cost	335	464
Amortization of prior service credits	(2,084)	(2,501)
Amortization of other actuarial losses (gains)	(456)	(170)
Net benefit credit	$(1,972)	$(1,763)

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

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.  Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014.  The court held a hearing on this matter on November 5, 2014 and on February 16, 2015 awarded Allegheny $7.5 million plus interest for the future damages.  On April 6, 2015, the parties entered into a settlement agreement pursuant to which Wolf Run agreed to pay $15 million and both parties agreed to release and discharge the other party from any further contractual liability.  As a result, the Company accrued an additional $2.8 million for the three months ended March 31, 2015 to bring the total amount accrued up to the settlement amount.  The expense associated with the accrual is reflected in the line item “Cost of sales”. In April, the Company idled the Sycamore No. 2 mine, the impact of which will be recorded in the second quarter.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of March 31, 2015 and December 31, 2014, the Company had accrued $17.3 million and $22.3 million, respectively, for all legal matters, including $17.3 million and $10.1 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

15.  Segment Information

The Company’s reportable business segments are based on the major coal producing basins in which the Company operates and may include a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mining complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin, and, accordingly, market and contract pricing have developed by coal basin. Mining operations are evaluated based on adjusted EBITDA, as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; and the Appalachia (APP) segment, with operations primarily in West Virginia.  The “Other” category combines other operating segments and includes the Company’s coal mining operations in Colorado and Illinois.

Operating segment results for the three months ended March 31, 2015 and 2014 are presented below. The Company uses Adjusted EBITDA to assess the operating segments’ performance and to allocate resources.  The Company’s management believes that Adjusted EBITDA presents a useful measure of our ability to service existing debt and incur additional debt based on ongoing operations.  Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany trans-actions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2015
Revenues	$391,206	$223,439	$62,360	$—	$677,005
Adjusted EBITDA	72,062	39,807	1,691	(31,788)	81,772
Depreciation, depletion and amortization	44,361	48,727	10,055	1,731	104,874
Amortization of acquired sales contracts, net	(1,285)	(2,105)	—	—	(3,390)
Capital expenditures	16,969	3,385	2,642	(116)	22,880

Three Months Ended March 31, 2014
Revenues	$358,607	$279,137	$98,227	$—	$735,971
Adjusted EBITDA	29,819	28,427	4,132	(34,773)	27,605
Depreciation, depletion and amortization	39,245	54,988	9,519	671	104,423
Amortization of acquired sales contracts, net	(789)	(2,974)	67	—	(3,696)
Capital expenditures	2,094	8,156	1,801	2,403	14,454

A reconciliation of adjusted EBITDA to consolidated loss before income taxes follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA	$81,772	$27,605
Depreciation, depletion and amortization	(104,874)	(104,423)
Amortization of acquired sales contracts, net	3,390	3,696
Interest expense, net	(96,879)	(94,628)
Loss before income taxes	$(116,591)	$(167,750)

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

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$677,005	$—	$—	$677,005
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	7,470	555,686	—	(834)	562,322
Depreciation, depletion and amortization	1,060	103,812	2	—	104,874
Amortization of acquired sales contracts, net	—	(3,390)	—	—	(3,390)
Change in fair value of coal derivatives and coal trading activities, net	—	1,220	—	—	1,220
Asset impairment and mine closure costs	—	—	—	—	—
Selling, general and administrative expenses	15,439	6,243	1,448	(525)	22,605
Other operating (income) expense, net	3,700	5,278	(1,251)	1,359	9,086
	27,669	668,849	199	—	696,717
Income from investment in subsidiaries	21,050	—	—	(21,050)	—
Income (Loss) from operations	(6,619)	8,156	(199)	(21,050)	(19,712)
Interest expense, net
Interest expense	(118,056)	(6,763)	(1,275)	26,842	(99,252)
Interest and investment income	8,072	19,774	1,369	(26,842)	2,373
	(109,984)	13,011	94	—	(96,879)

Income (loss) from continuing operations before income taxes	(116,603)	21,167	(105)	(21,050)	(116,591)
Provision for (benefit from) income taxes	(3,408)	—	12	—	(3,396)
Net income (loss)	$(113,195)	$21,167	$(117)	$(21,050)	$(113,195)
Total comprehensive income (loss)	$(109,591)	$24,407	$(117)	$(24,290)	$(109,591)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$735,971	$—	$—	$735,971
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,389	683,775	—	(850)	686,314
Depreciation, depletion and amortization	1,472	102,942	9	—	104,423
Amortization of acquired sales contracts, net	—	(3,696)	—	—	(3,696)
Change in fair value of coal derivatives and coal trading activities, net	—	914	—	—	914
Asset impairment and mine closure costs	—	—	—	—	—
Selling, general and administrative expenses	19,944	7,865	1,803	(476)	29,136
Other operating (income) expense, net	1,593	(9,480)	(1,437)	1,326	(7,998)
	26,398	782,320	375	—	809,093
Loss from investment in subsidiaries	(35,347)	—	—	35,347	—
Loss from operations	(61,745)	(46,349)	(375)	35,347	(73,122)
Interest expense, net
Interest expense	(113,655)	(6,324)	(1,050)	24,558	(96,471)
Interest and investment income	7,601	17,651	1,149	(24,558)	1,843
	(106,054)	11,327	99	—	(94,628)

Income (loss) from continuing operations before income taxes	(167,799)	(35,022)	(276)	35,347	(167,750)
Provision for (benefit from) income taxes	(43,660)	—	49	—	(43,611)
Net loss	$(124,139)	$(35,022)	$(325)	$35,347	$(124,139)
Total comprehensive loss	$(126,769)	$(36,428)	$(325)	$36,753	$(126,769)

Condensed Consolidating Balance Sheets

March 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$577,832	$100,430	$11,710	$—	$689,972
Short term investments	249,518	—	—	—	249,518
Receivables	10,184	10,894	197,321	(4,650)	213,749
Inventories	—	240,113	—	—	240,113
Other	82,714	44,828	10,095	—	137,637
Total current assets	920,248	396,265	219,126	(4,650)	1,530,989

Property, plant and equipment, net	9,860	6,361,096	—	379	6,371,335

Investment in subsidiaries	7,487,172	—	—	(7,487,172)	—
Intercompany receivables	—	2,139,722	—	(2,139,722)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	125,994	285,227	1,395	—	412,616
Total other assets	8,288,166	2,424,949	1,395	(10,301,894)	412,616
Total assets	$9,218,274	$9,182,310	$220,521	$(10,306,165)	$8,314,940

Liabilities and Stockholders’ Equity
Accounts payable	$12,377	$155,080	$23	$—	$167,480
Accrued expenses and other current liabilities	117,096	208,275	782	(4,650)	321,503
Current maturities of debt	24,645	9,723	—	—	34,368
Total current liabilities	154,118	373,078	805	(4,650)	523,351
Long-term debt	5,081,468	36,514	—	—	5,117,982
Intercompany payables	1,946,138	—	193,584	(2,139,722)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,000	403,844	—	—	404,844
Accrued pension benefits	5,323	9,113	—	—	14,436
Accrued postretirement benefits other than pension	4,643	29,810	—	—	34,453
Accrued workers’ compensation	10,046	88,637	—	—	98,683
Deferred income taxes	419,064	—	—	—	419,064
Other noncurrent liabilities	36,530	105,069	205	—	141,804
Total liabilities	7,658,330	1,721,065	194,594	(2,819,372)	6,754,617
Stockholders’ equity	1,559,944	7,461,245	25,927	(7,486,793)	1,560,323
Total liabilities and stockholders’ equity	$9,218,274	$9,182,310	$220,521	$(10,306,165)	$8,314,940

Condensed Consolidating Balance Sheets

December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$572,185	$150,358	$11,688	$—	$734,231
Short term investments	248,954	—	—	—	248,954
Receivables	9,656	15,933	211,043	(4,615)	232,017
Inventories	—	190,253	—	—	190,253
Other	89,211	41,455	6,630	—	137,296
Total current assets	920,006	397,999	229,361	(4,615)	1,542,751

Property, plant and equipment, net	10,470	6,442,623	2	363	6,453,458

Investment in subsidiaries	7,464,221	—	—	(7,464,221)	—
Intercompany receivables	—	2,021,110	—	(2,021,110)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	131,884	300,058	1,572	—	433,514
Total other assets	8,271,105	2,321,168	1,572	(10,160,331)	433,514
Total assets	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Liabilities and Stockholders’ Equity
Accounts payable	$23,394	$156,664	$55	$—	$180,113
Accrued expenses and other current liabilities	85,899	220,017	1,095	(4,615)	302,396
Current maturities of debt	27,625	9,260	—	—	36,885
Total current liabilities	136,918	385,941	1,150	(4,615)	519,394
Long-term debt	5,084,839	38,646	—	—	5,123,485
Intercompany payables	1,817,755	—	203,355	(2,021,110)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	981	397,915	—	—	398,896
Accrued pension benefits	5,967	10,293	—	—	16,260
Accrued postretirement benefits other than pension	4,430	28,238	—	—	32,668
Accrued workers’ compensation	9,172	85,119	—	—	94,291
Deferred income taxes	422,809	—	—	—	422,809
Other noncurrent liabilities	50,919	102,461	386	—	153,766
Total liabilities	7,533,790	1,723,613	204,891	(2,700,725)	6,761,569
Stockholders’ equity	1,667,791	7,438,177	26,044	(7,463,858)	1,668,154
Total liabilities and stockholders’ equity	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(114,542)	$96,944	$13,325	$—	$(4,273)
Investing Activities
Capital expenditures	(450)	(22,430)	—	—	(22,880)
Additions to prepaid royalties	—	(213)	—	—	(213)
Proceeds from disposals and divestitures	—	46	—	—	46
Purchases of marketable securities	(101,793)	—	—	—	(101,793)
Proceeds from sale or maturity of marketable securities and other investments	99,914	—	—	—	99,914
Investments in and advances to affiliates	—	(1,843)	—	—	(1,843)
Cash used in investing activities	(2,329)	(24,440)	—	—	(26,769)
Financing Activities
Payments on term loan	(4,875)	—	—	—	(4,875)
Net payments on other debt	(2,751)	(2,059)	—	—	(4,810)
Debt financing costs	—	—	—	—	—
Dividends paid	—	—	—	—	—
Withdrawals (deposits) of restricted cash	—	—	(3,532)	—	(3,532)
Transactions with affiliates, net	130,144	(120,373)	(9,771)	—	—
Cash provided by (used in) financing activities	122,518	(122,432)	(13,303)	—	(13,217)
Increase (decrease) in cash and cash equivalents	5,647	(49,928)	22	—	(44,259)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$577,832	$100,430	$11,710	$—	$689,972

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(150,338)	$142,978	$(32,915)	$—	$(40,275)
Investing Activities
Capital expenditures	(492)	(13,962)	—	—	(14,454)
Additions to prepaid royalties	—	(591)	—	—	(591)
Proceeds from disposals and divestitures	26,319	1,876	—	—	28,195
Purchases of short term investments	(119,176)	—	—	—	(119,176)
Proceeds from sales of short term investments	117,681	—	—	—	117,681
Investments in and advances to affiliates	(1,016)	(2,226)	—	—	(3,242)
Cash provided by (used in) investing activities	23,316	(14,903)	—	—	8,413
Financing Activities
Contributions from parent	—	—	—	—	—
Payments on term loan	(4,875)	—	—	—	(4,875)
Debt financing costs	(1,957)	—	—	—	(1,957)
Net payments on other debt	(4,521)	—	—	—	(4,521)
Dividends paid	(2,123)	—	—	—	(2,123)
Transactions with affiliates, net	95,067	(128,140)	33,073	—	—
Cash provided by (used in) financing activities	81,591	(128,140)	33,073	—	(13,476)
Increase (decrease) in cash and cash equivalents	(45,431)	(65)	158	—	(45,338)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099
Cash and cash equivalents, end of period	$753,902	$100,353	$11,506	$—	$865,761

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results during the first quarter of 2015 were improved compared to the first quarter of 2014 despite continued weakness in coal markets.  The improvement in results was attributable to higher shipment volumes in the Powder River Basin as railroad service improved; higher pricing in the Powder River Basin due to sales commitments made in periods when market pricing was more favorable; and improved cost performance in our Powder River Basin and Appalachian segments. These favorable trends were offset by the impact of weak metallurgical markets, which led to lower sales volumes and pricing in our Appalachian segment and by low natural gas pricing, which pressured thermal coal sales volumes and prices.

We sold 1.5 million tons of metallurgical coal during the first quarter of 2015 compared to 1.6 million tons during the first quarter of 2014.

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

See further information regarding committed sales in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Regional Performance

The following table shows results by operating segment for the three months ended March 31, 2015 and compares it with the information for the three months ended March 31, 2014.  The “other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended March 31,
	2015	2014
Powder River Basin
Tons sold (in thousands)	28,471	25,666
Coal sales per ton sold	$13.48	$12.73
Cost per ton sold	$12.52	$12.98
Operating margin per ton sold	$0.96	$(0.25)
Adjusted EBITDA (in thousands)	$72,062	$29,819
Appalachia
Tons sold (in thousands)	3,018	3,589
Coal sales per ton sold	$65.23	$67.70
Cost per ton sold	$68.55	$80.80
Operating loss per ton sold	$(3.32)	$(13.10)
Adjusted EBITDA (in thousands)	$39,807	$28,427
Other
Tons sold (in thousands)	1,619	2,102
Coal sales per ton sold	$33.42	$28.64
Cost per ton sold	$31.21	$27.17
Operating margin per ton sold	$2.21	$1.47
Adjusted EBITDA (in thousands)	$1,691	$4,132

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.  Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA increased over 140% in the first quarter of 2015 when compared to the first quarter of 2014 due to increased shipment volumes, higher pricing, and lower costs.  Railroad service has rebounded from the lows reached in the prior year quarter when extreme weather, derailments, and competing commodities led to significant disruptions in coal haulage from the Powder River Basin.  Pricing improved in the current year quarter primarily due to the annual roll off and replacement of sales orders for 2015 occurring at a time of relatively favorable pricing following the harsh winter last year.  Unit costs are lower due to the increased volume and lower diesel fuel pricing.  Our strategy of protecting against oil price spikes while preserving downside price participation has allowed us to benefit from the decrease in oil pricing this quarter versus the prior year quarter.  See further information regarding diesel fuel hedging strategies in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Appalachia — Adjusted EBITDA increased 40% in the first quarter of 2015 when compared with the first quarter of 2014 primarily due to a 15% reduction in cost per ton sold, resulting from a shift in production to lower cost operations, particularly at the Leer mine.  Coal sales volumes decreased in the first quarter of 2015 when compared to the first quarter of 2014, primarily due to the sale and idling of two complexes impacting the comparative periods.  Pricing declined in the first quarter of 2015 compared to the first quarter of 2014 across all major quality specifications, but the decline was most pronounced in the metallurgical products.  The price declines were partially offset by a shift in sales mix to a greater percentage of metallurgical sales, and a shift to higher quality products within metallurgical sales.  Unit cost declined in the current quarter compared to the prior year quarter primarily due to the shift in production discussed above, idling of a higher cost production source discussed above, and lower fuel pricing.  Adjusted EBITDA in the first quarter of 2014 includes gains from the sale of a thermal coal complex and idled thermal coal mine in Kentucky ($16.6 million).

Other — Adjusted EBITDA decreased almost 60% due to a 23% reduction in sales volume as a result of lower natural gas pricing and a weakened export thermal market.  Pricing increased in the current year quarter due to the mix of customer shipments offset by an increase in operating cost due primarily to lower production volume.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues.  Our revenues consist of coal sales and revenues from our ADDCAR subsidiary prior to its disposition in the first quarter of 2014.

Coal sales.  The following table summarizes information about our coal sales during the three months ended March 31, 2015 and compares it with the information for the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	(Decrease) / Increase
	(In thousands)
Coal sales	$677,005	$734,033	$(57,028)
Tons sold	33,108	31,357	1,751

On a consolidated basis, coal sales decreased in the first quarter of 2015 from the first quarter of 2014, primarily due to the impact of the reduction in export volume of approximately $89 million, and secondarily due to reduced domestic thermal sales from Appalachia and our Other operating segments of approximately $25 million.  Increased volume and pricing of Powder River Basin domestic sales offset these impacts by approximately $56 million.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2015 and compares it with the information for the three months ended March 31, 2014:

	Three Months Ended March 31,		(Increase) Decrease
	2015	2014	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$562,322	$686,314	$123,992
Depreciation, depletion and amortization	104,874	104,423	(451)
Amortization of acquired sales contracts, net	(3,390)	(3,696)	(306)
Change in fair value of coal derivatives and coal trading activities, net	1,220	914	(306)
Selling, general and administrative expenses	22,605	29,136	6,531
Other operating (income) expense, net	9,086	(7,998)	(17,084)
Total costs, expenses and other	$696,717	$809,093	$112,376

Cost of sales.  Our cost of sales decreased in the first quarter of 2015 from the first quarter of 2014, due to lower transportation costs on lower export sales volumes (a decrease of approximately $64 million), lower diesel fuel costs (approximately $24 million), and savings associated with sold and idled Appalachian complexes (approximately $18 million and $15 million, respectively).  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first quarter of 2014, depreciation, depletion and amortization costs increased in 2015 due to higher depletion associated with the increase in Powder River Basin volume.  The increase was partially offset by reduction in depreciation and amortization related to mine idlings and dispositions in Appalachia.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first quarter of 2014, due to lower bonus plan accruals and lower benefit costs.

Other operating (income) expense, net.  Other operating income, net was a net loss during the first quarter of 2015 compared to net income in the first quarter of 2014.  The prior year quarter reflects the benefit from a net gain on sale of operations of approximately $14 million.

Benefit from income taxes.  The following table summarizes our benefit from income taxes for the three months ended March 31, 2015 and compares it with the information for the three months ended March 31, 2014:

	Three Months Ended March 31,		Increase
	2015	2014	in Net Loss
	(In thousands)
Benefit from income taxes	$(3,396)	$(43,611)	$(40,215)

The income tax benefit rate of 2.9% in the first quarter of 2015 decreased from 26.0% in the first quarter of 2014 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 10, “Income Taxes”, to the condensed consolidated financial statements.

Reconciliation of NON-GAAP measures

Segment coal sales per ton sold

Segment coal sales per ton sold are calculated as the segment’s coal sales revenues divided by segment tons sold.  The segments’ sales per tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in “other operating (income) expense, net” on the statement of operations, but relate to price protection on the sale of coal. Segment sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles.  We believe segment sales per ton sold better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition.  Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Reported segment coal sales revenues	$634,903	$629,953
Coal risk management derivative settlements classified in “other (income) expense, net”	(971)	(2,879)
Transportation costs	43,073	106,959
Coal sales	677,005	734,033
Other revenues	$—	$1,938
	$677,005	$735,971

Segment cost per ton sold

Segment costs per ton sold are calculated as the segment’s cost of tons sold divided by segment tons sold.  The segments’ cost of tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in “other (income) expense, net” on the statement of operations, but relate directly to the costs incurred to produce coal. Segment cost of tons sold is not a measure of financial performance in accordance with generally accepted accounting principles.  We believe segment cost of tons sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition.  Therefore, segment cost of tons sold should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Reported segment cost of tons sold	$612,758	$680,296
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(1,224)	(1,879)
Transportation costs	43,073	106,959
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(103,143)	(103,751)
Other (other operating segments, operating overhead, etc.)	10,858	4,689
Cost of sales	$562,322	$686,314

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reported Segment Adjusted EBITDA	$113,560	$62,378
Corporate and other	(31,788)	(34,773)
Adjusted EBITDA	81,772	27,605
Income tax benefit	3,396	43,611
Interest expense, net	(96,879)	(94,628)
Depreciation, depletion and amortization	(104,874)	(104,423)
Amortization of acquired sales contracts, net	3,390	3,696
Net loss	$(113,195)	$(124,139)

Corporate and other includes primarily selling, general and administrative expenses, asset impairment charges, income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.  Corporate and other adjusted EBITDA increased $3.0 million in the first quarter 2015 when compared to the first quarter 2014 due to $6.5 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”, which is primarily the result of management initiatives to reduce costs, and an increase of $3.1 million in miscellaneous expenses recorded in the line item “Other operating (income) expense, net”.

Liquidity and Capital Resources

Our primary sources of cash are coal sales to customers, availability under our credit facilities and other financing arrangements, and debt and equity offerings related to significant transactions or refinancing activity. Excluding significant investing activity, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, cash on hand or borrowings under our lines of credit. Such plans are subject to change based on our cash needs.  During the market down cycle our focus is preserving liquidity and prudently managing costs, including capital expenditures.  In addition, we regularly evaluate our capital structure and may make debt purchases for cash and /or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity, depending on market conditions and covenant restrictions.

We have no meaningful maturities of debt until 2018, and we have suspended or eliminated most financial maintenance covenants that pertain only to our $250 million revolver until June of 2015, when a relaxed, senior secured leverage ratio covenant becomes effective. Until then, only a minimum liquidity covenant of $550 million remains in place.  We had liquidity of $1.12 billion at March 31, 2015, with $939.5 million of that in cash and liquid securities.  We have no borrowings outstanding under our revolving credit agreement at March 31, 2015.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(4,273)	$(40,275)
Investing activities	(26,769)	8,413
Financing activities	(13,217)	(13,476)

Cash used in operating activities during the first three months of 2015 declined to $4.3 million compared to cash used in operating activities of $40.3 million in the first three months of 2014.  The improvement was driven by the increase in our Adjusted EBITDA resulting from improved shipment volumes and pricing in the Powder River Basin, improved productivity in Appalachia and lower diesel fuel pricing.

We used $26.8 million of cash in investing activities during the three months ended 2015 compared to generating $8.4 million of cash in the three months ended 2014, as proceeds from disposals and divestitures decreased $28.1 million.  The divestitures of a Kentucky operation, idled assets, and our ADDCAR subsidiary are reflected in 2014 with no significant divestitures in 2015. Capital expenditures increased approximately $8.6 million primarily related to lease buyouts at our Powder River Basin operations.

Cash used in financing activities declined $0.3 million in the three months ended March 31, 2015, as the benefit from the elimination of the dividend on our common stock, and approximately $2.0 million in debt financing costs incurred in the prior year quarter were offset by a $3.5 million increase in restricted cash in the current quarter.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	N/A	(2)

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

(2)                                     Total losses for the ratio calculation round to $0.0 million and total fixed charges were $102.1 million for the three months ended March 31, 2015.  Total losses for the ratio calculation were $65.8 million and total fixed charges were $99.3 million for the three months ended March 31, 2014.

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

Our sales commitments for 2015 and 2016 were as follows as of April 21, 2015:

	2015		2016
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	105.0	$13.34	43.8	$14.39
Committed, Unpriced	2.8		15.5
Appalachia
Committed, Priced Thermal	5.3	$56.87	2.0	$57.97
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	4.4	$78.27	0.7	$82.69
Committed, Unpriced Metallurgical	0.5		0.6
Other Bituminous
Committed, Priced	6.0	$33.60	2.8	$34.61
Committed, Unpriced	0.5		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2015. The estimated future realization of the value of the trading portfolio is $0.3 million of losses in the remainder of 2015 and $1.4 million of gains in 2016.

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

During the three months ended March 31, 2015, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.8 million. The linear mean of each daily VaR was $0.4 million. The final VaR at March 31, 2015 was $0.4 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the three months ended March 31, 2015, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.3 million. The final VaR at March 31, 2015 was $0.1 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 67 million gallons of diesel fuel for use in our operations during 2015. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At March 31, 2015, we had protected the price of approximately 86% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Due to the drop in heating oil pricing, we have layered in 19.5 million gallons of at-the-money call options for the second half of 2015 representing 60% of expected purchases at an average strike price of $1.92 per gallon.  Additionally, we have protected approximately 37% of our expected 2016 purchases with out-of-the-money call options.  At March 31, 2015, we had purchased heating oil call options for approximately 66 million gallons for the purpose of managing the price risk associated with future diesel purchases.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2015, of our $5.2 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at March 31, 2015, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to the following matters, we are involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims.  After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.  Also, as a result of historical acquisitions or dispositions by us or other companies in our industry, we may time to time be subject to claims or legal actions, including in respect of certain employee or retiree health or pension benefits.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the DC Circuit’s decision.  On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination.  On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment.  The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious.  On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit Court where it is currently pending.

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

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.  Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014.  The court held a hearing on this matter on November 5, 2014 and on February 16, 2015 awarded Allegheny $7.5 million plus interest for the future damages.  On April 6, 2015, the parties entered into a settlement agreement pursuant to which Wolf Run agreed to pay $15 million and both parties agreed to release and discharge the other party from any further contractual liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of March 31, 2015, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended March 31, 2015. Based on the closing price of our common stock as reported on the New York Stock Exchange on April 20, 2015, the approximate dollar value of our common stock that may yet be purchased under this program was $11.6 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Item 6.  Exhibits.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three months ended March 31, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

April 30, 2015