Form 10-Q
period 2015-06-30
ARCH COAL INC
filed 2015-07-31
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

At July 20, 2015 there were 212,916,357 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$644,462	$713,776	$1,321,467	$1,449,747
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	566,252	622,137	1,128,574	1,308,451
Depreciation, depletion and amortization	97,372	102,464	202,246	206,887
Amortization of acquired sales contracts, net	(1,644)	(3,239)	(5,034)	(6,935)
Change in fair value of coal derivatives and coal trading activities, net	1,211	(2,992)	2,431	(2,078)
Asset impairment and mine closure costs	19,146	1,512	19,146	1,512
Selling, general and administrative expenses	24,268	29,931	46,873	59,067
Other operating (income) expense, net	7,403	(232)	16,489	(8,230)
	714,008	749,581	1,410,725	1,558,674

Loss from operations	(69,546)	(35,805)	(89,258)	(108,927)
Interest expense, net
Interest expense	(99,574)	(97,960)	(198,826)	(194,431)
Interest and investment income	962	2,036	3,335	3,879
	(98,612)	(95,924)	(195,491)	(190,552)
Nonoperating expense
Expenses related to debt restructuring	(4,016)	—	(4,016)	—

Loss before income taxes	(172,174)	(131,729)	(288,765)	(299,479)
Benefit from income taxes	(4,071)	(34,869)	(7,467)	(78,480)
Net loss	$(168,103)	$(96,860)	$(281,298)	$(220,999)

Losses per common share
Basic and diluted LPS	$(0.79)	$(0.46)	$(1.32)	$(1.04)

Basic and diluted weighted average shares outstanding	212,914	212,225	212,788	212,198

Dividends declared per common share	$—	$—	$—	$0.01

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(168,103)	$(96,860)	$(281,298)	$(220,999)

Derivative instruments
Comprehensive income (loss) before tax	(3,199)	1,007	1,846	778
Income tax benefit (provision)	1,153	(362)	(664)	(280)
	(2,046)	645	1,182	498
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	3,474	(2,269)	3,768	(4,116)
Income tax benefit (provision)	(1,252)	817	(1,357)	1,482
	2,222	(1,452)	2,411	(2,634)
Available-for-sale securities
Comprehensive income (loss) before tax	68	(1,203)	359	(3,236)
Income tax benefit (provision)	(28)	433	(132)	1,165
	40	(770)	227	(2,071)

Total other comprehensive income (loss)	216	(1,577)	3,820	(4,207)
Total comprehensive loss	$(167,887)	$(98,437)	$(277,478)	$(225,206)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$439,655	$734,231
Short term investments	249,754	248,954
Restricted cash	43,563	5,678
Trade accounts receivable	204,593	211,506
Other receivables	14,948	20,511
Inventories	223,929	190,253
Prepaid royalties	9,006	11,118
Deferred income taxes	47,277	52,728
Coal derivative assets	13,358	13,257
Other current assets	50,838	54,515
Total current assets	1,296,921	1,542,751
Property, plant and equipment, net	6,341,026	6,453,458
Other assets
Prepaid royalties	52,956	66,806
Equity investments	227,788	235,842
Other noncurrent assets	117,664	130,866
Total other assets	398,408	433,514
Total assets	$8,036,355	$8,429,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$156,725	$180,113
Accrued expenses and other current liabilities	262,958	302,396
Current maturities of debt	31,763	36,885
Total current liabilities	451,446	519,394
Long-term debt	5,114,581	5,123,485
Asset retirement obligations	409,435	398,896
Accrued pension benefits	13,580	16,260
Accrued postretirement benefits other than pension	34,176	32,668
Accrued workers’ compensation	97,489	94,291
Deferred income taxes	411,930	422,809
Other noncurrent liabilities	109,693	153,766
Total liabilities	6,642,330	6,761,569
Stockholders’ equity
Common stock, $0.01 par value, authorized 260,000 shares, issued 214,433 shares and 213,791 shares at June 30, 2015 and December 31, 2014, respectively	2,145	2,141
Paid-in capital	3,051,805	3,048,460
Treasury stock, at cost, 1,517 shares at June 30, 2015 and December 31, 2014	(53,863)	(53,863)
Accumulated deficit	(1,613,123)	(1,331,825)
Accumulated other comprehensive income	7,061	3,241
Total stockholders’ equity	1,394,025	1,668,154
Total liabilities and stockholders’ equity	$8,036,355	$8,429,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(281,298)	$(220,999)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	202,246	206,887
Amortization of acquired sales contracts, net	(5,034)	(6,935)
Amortization relating to financing activities	12,539	7,757
Prepaid royalties expensed	3,939	3,575
Employee stock-based compensation expense	3,354	5,469
Asset impairment and non-cash mine closure costs	17,242	1,512
Expenses related to debt restructuring	4,016	—
Amortization of premiums on debt securities held	1,010	—
Gains on disposals and divestitures, net	(1,325)	(18,506)
Deferred income taxes	(7,510)	(78,568)
Changes in:
Receivables	12,433	267
Inventories	(33,743)	3,522
Accounts payable, accrued expenses and other current liabilities	(56,419)	10,495
Income taxes, net	(37)	(571)
Other	3,012	7,749
Cash used in operating activities	(125,575)	(78,346)
Investing activities
Capital expenditures	(99,361)	(95,746)
Additions to prepaid royalties	(409)	(3,341)
Proceeds from disposals and divestitures	991	43,245
Purchases of marketable securities	(161,336)	(168,951)
Proceeds from sale or maturity of marketable securities and other investments	157,729	166,018
Investments in and advances to affiliates	(5,138)	(9,501)
Cash used in investing activities	(107,524)	(68,276)
Financing activities
Payments on term loan	(9,750)	(9,750)
Net payments on other debt	(9,826)	(9,390)
Expenses related to debt restructuring	(4,016)	—
Dividends paid	—	(2,123)
Debt financing costs	—	(1,957)
Withdrawals (deposits) of restricted cash	(37,885)	(1,103)
Cash used in financing activities	(61,477)	(24,323)
Decrease in cash and cash equivalents	(294,576)	(170,945)
Cash and cash equivalents, beginning of period	734,231	911,099
Cash and cash equivalents, end of period	$439,655	$740,154

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

In April 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect upon adoption of this guidance that the current financial statement classification of debt issuance costs will change from total assets to long-term debt on our Condensed Consolidated Balance Sheet.

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2014	$2,550	$2,860	$(2,169)	$3,241
Unrealized gains (losses)	3,234	—	(2,445)	789
Amounts reclassified from AOCI	(2,051)	2,411	2,671	3,031
Balance at June 30, 2015	$3,733	$5,271	$(1,943)	$7,061

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2015	2014	2015	2014	Statement of Operations
	(In thousands)
Derivative instruments	$2,727	$151	$3,208	$454	Revenues
	(983)	(55)	(1,157)	(164)	Benefit from income taxes
	$1,744	$96	$2,051	$290	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,083	$2,591	$4,167	$5,217
Amortization of actuarial gains (losses), net (1)	(5,556)	(321)	(7,934)	(1,100)
	(3,473)	2,270	(3,767)	4,117
	1,251	(817)	1,356	(1,482)	Benefit from income taxes
	$(2,222)	$1,453	$(2,411)	$2,635	Net of tax

Available-for-sale securities	$(1,430)	$(1,123)	$(4,227)	$(1,679)	Interest and investment income
	549	404	1,556	604	Benefit from income taxes
	$(881)	$(719)	$(2,671)	$(1,075)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

4.  Divestitures

During the first quarter of 2014, the Company entered into agreements to sell an operating thermal coal complex and an idled thermal coal mine in Kentucky and the Company’s ADDCAR subsidiary, which manufactures a patented highwall mining system.  The sales closed in the first quarter of 2014 for total consideration of $45.3 million.  The Company received $26.3 million in cash in the first quarter of 2014, and the remainder was paid in the second and fourth quarters of 2014.  The Company recognized a net pre-tax gain of $12.8 million from these divestitures, reflected in “other operating (income) expense, net” in the Condensed Consolidated Statements of Operations.

5.  Asset Impairment and Mine Closure Costs

During the second quarter of 2015, the Company recorded $19.1 million to “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations.  An impairment charge of $12.2 million relates to the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel, Spruce and Briar Branch operations that will not be recouped based on latest estimates of sales volumes and pricing through the recoupment period which runs through March 2017.  Additionally, the Company recorded a $5.6 million impairment charge related to the closure of a higher cost mining complex, Cumberland River, serving the metallurgical coal markets.

6.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Coal	$99,691	$71,901
Repair parts and supplies	124,238	118,352
	$223,929	$190,253

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.6 million at June 30, 2015 and $6.6 million at December 31, 2014.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2015
					Balance Sheet
		Accumulated			Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$252,877	$—	$(3,123)	$249,754	$249,754	$—
Equity securities	3,910	1,973	(2,852)	3,031	—	3,031
Total Investments	$256,787	$1,973	$(5,975)	$252,785	$249,754	$3,031

	December 31, 2014
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$253,590	$—	$(4,636)	$248,954	$248,954	$—
Equity securities	3,910	4,125	(2,890)	5,145	—	5,145
Total Investments	$257,500	$4,125	$(7,526)	$254,099	$248,954	$5,145

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $187.0 million and $163.0 million at June 30, 2015 and December 31, 2014, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $58.9 million and $86.1 million at June 30, 2015 and December 31, 2014, respectively.  The unrealized losses in the Company’s portfolio are the result of normal market fluctuations.  The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2015 have maturity dates ranging from the third quarter of 2015 through the fourth quarter of 2016.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8.   Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 57 to 62 million gallons of diesel fuel for use in its operations during 2015.  To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options.  At June 30, 2015, the Company had protected the price of approximately 100% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Due to the drop in heating oil pricing in early 2015, the Company has added in 19.5 million gallons of additional call options for the second half of 2015 representing 65% of expected purchases at an average strike price of $1.92 per gallon.  Additionally, the Company has protected approximately 49%  of our expected 2016 purchases with out-of-the-money call options.  At June 30, 2015, the Company had purchased heating oil call options for approximately 66 million gallons for the purpose of managing the price risk associated with future diesel purchases.  These positions are not accounted for as hedges.

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

At June 30, 2015, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2015	2016	Total
Coal sales	2,405	280	2,685
Coal purchases	1,208	240	1,448

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $1.1 million of gains during the remainder of 2015 and $1.3 million of gains in 2016.

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

	June 30, 2015			December 31, 2014
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$4,602	$(132)		$6,535	$(2,492)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	5,444	—		300	—
Coal — held for trading purposes	85,130	(82,582)		96,898	(93,272)
Coal — risk management	12,551	(8,035)		8,510	(3,688)
Natural gas	993	—		—	—
Total	104,118	(90,617)		105,708	(96,960)
Total derivatives	108,720	(90,749)		112,243	(99,452)
Effect of counterparty netting	(89,918)	89,918		(98,686)	98,686
Net derivatives as classified in the balance sheets	$18,802	$(831)	$17,971	$13,557	$(766)	$12,791

Net derivatives as reflected on the balance sheets (in thousands)		June 30, 2015	December 31, 2014
Heating oil	Other current assets	$5,444	$300
Coal	Coal derivative assets	13,358	13,257
	Accrued expenses and other current liabilities	(831)	(766)
		$17,971	$12,791

The Company had a current liability for the obligation to post cash collateral of $0.8 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities”, in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2015	2014	2015	2014
Coal sales	(1)	$(1,163)	$1,870	$4,990	$223
Coal purchases	(2)	687	(712)	(2,263)	(72)
Totals		$(476)	$1,158	$2,727	$151

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized
		2015	2014
Coal — unrealized	(3)	$(875)	$147
Coal — realized	(4)	$826	$1,318
Natural gas — unrealized	(3)	$(221)	$(267)
Heating oil — diesel purchases	(4)	$628	$—
Heating oil — fuel surcharges	(4)	$—	$(47)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2015	2014	2015	2014
Coal sales	(1)	9,102	$1,355	$5,872	$930
Coal purchases	(2)	(4,051)	(123)	(2,664)	(476)
Totals		$5,051	$1,232	$3,208	$454

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments (in thousands)

Six Months Ended June 30,

		Gain (Loss) Recognized
		2015	2014
Coal — unrealized	(3)	$(1,286)	$(1,155)
Coal — realized	(4)	$1,917	$4,197
Natural gas — unrealized	(3)	$(62)	$(259)
Heating oil — diesel purchases	(4)	$(1,737)	$(2,963)
Heating oil — fuel surcharges	(4)	$—	$(301)

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating income, net

Based on fair values at June 30, 2015, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $4.2 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $0.1 million and $3.1 million of net unrealized and realized gains during the three months ended June 30, 2015 and 2014, respectively; and net unrealized and realized losses of $1.1 million and net unrealized and realized gains of $3.5 million during the six months ended June 30, 2015 and 2014.  Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

9.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Payroll and employee benefits	$50,429	$73,362
Taxes other than income taxes	110,666	114,598
Interest	30,452	30,384
Acquired sales contracts	6,167	12,453
Workers’ compensation	17,220	16,714
Asset retirement obligations	19,210	19,222
Other	28,814	35,663
	$262,958	$302,396

10.  Debt and Financing Arrangements

	June 30,	December 31,
	2015	2014
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,883,109	$1,890,846
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	364,517	363,493
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	48,718	56,031
	5,146,344	5,160,370
Less current maturities of debt	31,763	36,885
Long-term debt	$5,114,581	$5,123,485

Financial covenant requirements may restrict the amount of unused capacity available to the Company for borrowings and letters of credit under credit facilities.  The credit facility amendment on December 17, 2013 amended financial maintenance covenants to include only a minimum liquidity covenant of $550 million until June 2015, at which time a maximum secured leverage ratio covenant of 5.0 times trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”) takes effect.   As of June 30, 2015, we are in compliance with the covenants.

At June 30, 2015, the available borrowing capacity under the Company’s lines of credit was approximately $117.7 million.

11.    Income Taxes

During the first half of 2015, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2015 will not be realized based on projections of future taxable income.  Accordingly, the estimated annual effective rate for the year ended December 31, 2015 includes a valuation allowance.   In applying the estimated annual effective rate to earnings for the three months ended June 30, 2015, the Company increased its valuation allowance by $59.3 million for the federal net operating losses and $3.3 million for the state net operating losses; and $104.6 million for federal net operating losses and $5.8 million for state net operating losses for the six months ended June 30, 2015.

During the first half of 2014, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2014.  The Company increased its valuation allowance by $38.1 million for the federal net operating losses and $3.9 million for the state net operating losses.

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2015.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$252,785	$3,031	$249,754	$—
Derivatives	18,802	9,134	1,828	7,840
Total assets	$271,587	$12,165	$251,582	$7,840
Liabilities:
Derivatives	$831	$—	$831	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In thousands)
Balance, beginning of period	$9,270	$3,040
Realized and unrealized losses recognized in earnings, net	(481)	(1,828)
Realized and unrealized gains recognized in other comprehensive income, net	(2,791)	(1,341)
Purchases	1,842	9,625
Issuances	—	(1,656)
Ending balance	$7,840	$7,840

Net unrealized gains of $0.2 million and net unrealized losses of $1.6 million were recognized during the three and six months ended June 30, 2015, respectively, related to level 3 financial instruments held on June 30, 2015.

Fair Value of Long-Term Debt

At June 30, 2015 and December 31, 2014, the fair value of the Company’s debt, including amounts classified as current, was $1.9 billion and $2.7 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

13.   Loss Per Common Share

The effect of options, restricted stock and restricted stock units that were excluded from the calculation of diluted weighted average shares outstanding because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock were:  9.1 million shares and 8.7 million shares of common stock for the three and six months ended June 30, 2015, respectively; and 7.0 million shares of common stock for both the three and six months ended June 30, 2014.  The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and six months ended June 30, 2015 were 1.7 million and 2.1 million, respectively; and 2.9 million and 2.2 million shares for the three and six months ended June 30, 2014, respectively.

14.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$1	$5,477	$5	$11,401
Interest cost	3,695	4,192	7,265	8,556
Expected return on plan assets	(4,467)	(5,879)	(10,231)	(11,857)
Amortization of prior service costs (credits)	—	(53)	—	(107)
Amortization of other actuarial losses	3,185	532	5,243	1,480
Net benefit cost	$2,414	$4,269	$2,282	$9,473

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$200	$440	$433	$884
Interest cost	308	457	643	921
Amortization of prior service credits	(2,083)	(2,501)	(4,167)	(5,002)
Amortization of other actuarial losses (gains)	(599)	(210)	(1,055)	(380)
Net benefit credit	$(2,174)	$(1,814)	$(4,146)	$(3,577)

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

The parties appealed the lower court’s decision to the Superior Court of Pennsylvania.  On August 13, 2012, the Superior Court of Pennsylvania affirmed the award of past damages, but ruled that the lower court should have calculated future damages as of the date of breach, and remanded the matter back to the lower court with instructions to recalculate that portion of the award. On November 19, 2012, Allegheny filed a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania and Wolf Run and Hunter Ridge filed an Answer.  On July 2, 2013, the Supreme Court of Pennsylvania denied the Petition of Allowance.  As this action finalized the past damage award, Wolf Run paid $15.6 million for the past damage amount, including interest, to Allegheny in July 2013.  Testimony on the future damage award in the lower court concluded on May 19, 2014, and post-trial briefs and responses were submitted on August 8, 2014.  The court held a hearing on this matter on November 5, 2014 and on February 16, 2015 awarded Allegheny $7.5 million plus interest for the future damages.  On April 6, 2015, the parties entered into a settlement agreement pursuant to which Wolf Run agreed to pay $15 million and both parties agreed to release and discharge the other party from any further contractual liability.  As a result, the Company accrued an additional $2.8 million for the three months ended March 31, 2015 to bring the total amount accrued up to the settlement amount.  The expense associated with the accrual is reflected in the line item “Cost of sales”.  In April 2015, the Company idled the Sycamore No. 2 mine.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of June 30, 2015 and December 31, 2014, the Company had accrued $3.7 million and $22.3 million, respectively, for all legal matters, including $3.7 million and $10.1 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three and six months ended June 30, 2015 and 2014 are presented below. The Company uses Adjusted EBITDA to assess the operating segments’ performance and to allocate resources.  The Company’s management believes that Adjusted EBITDA presents a useful measure of our ability to service existing debt and incur additional debt based on ongoing operations.  Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany trans-actions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2015
Revenues	$342,480	$224,298	$77,684	$—	$644,462
Adjusted EBITDA	56,654	11,427	7,456	(30,209)	45,328
Depreciation, depletion and amortization	42,711	42,203	10,834	1,624	97,372
Amortization of acquired sales contracts, net	(761)	(883)	—	—	(1,644)
Capital expenditures	4,425	7,948	1,668	62,440	76,481

Three Months Ended June 30, 2014
Revenues	$358,265	$280,961	$74,550	$—	$713,776
Adjusted EBITDA	42,546	27,040	17,463	(22,117)	64,932
Depreciation, depletion and amortization	41,036	51,232	9,583	613	102,464
Amortization of acquired sales contracts, net	(785)	(2,477)	23	—	(3,239)
Capital expenditures	6,962	11,036	2,358	60,936	81,292

Six Months Ended June 30, 2015
Revenues	$733,686	$447,737	$140,044	$—	$1,321,467
Adjusted EBITDA	128,716	51,234	9,147	(61,997)	127,100
Depreciation, depletion and amortization	87,072	90,930	20,889	3,355	202,246
Amortization of acquired sales contracts, net	(2,046)	(2,988)	—	—	(5,034)
Capital expenditures	21,394	11,333	4,310	62,324	99,361

Six Months Ended June 30, 2014
Revenues	$716,872	$560,098	$170,839	$1,938	$1,449,747
Adjusted EBITDA	72,365	55,467	21,595	(56,890)	92,537
Depreciation, depletion and amortization	80,281	106,220	19,102	1,284	206,887
Amortization of acquired sales contracts, net	(1,574)	(5,451)	90	—	(6,935)
Capital expenditures	9,056	19,193	3,948	63,549	95,746

A reconciliation of adjusted EBITDA to consolidated loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA	$45,328	$64,932	$127,100	$92,537
Depreciation, depletion and amortization	(97,372)	(102,464)	(202,246)	(206,887)
Amortization of acquired sales contracts, net	1,644	3,239	5,034	6,935
Asset impairment and mine closure costs	(19,146)	(1,512)	(19,146)	(1,512)
Interest expense, net	(98,612)	(95,924)	(195,491)	(190,552)
Other nonoperating expense	$(4,016)	$—	(4,016)	—
Loss before income taxes	$(172,174)	$(131,729)	$(288,765)	$(299,479)

17.  Subsequent Events

Customer Contract Termination

On September 20, 2012, Patriot Coal Corporation (“Patriot”) filed a motion with the U.S. Bankruptcy Court for the Southern District of New York to reject a master coal sales agreement entered into on December 31, 2005 between the Company and Magnum Coal Company (“Magnum”) which was acquired by Patriot in July 2008.  The master coal sales agreement was established in order to meet obligations under a coal sales agreement with a customer who did not consent to the assignment of their contract to Magnum.  On December 18, 2012, the court accepted Patriot’s motion to reject the master coal sales agreement.  As a result of the court’s decision, the Company accrued $58.3 million, which represented the discounted cash flows of the remaining monthly buyout amounts under the underlying coal sales agreement.  Subsequent to June 30, 2015, the Company has entered into a definite agreement to terminate the contract after payment of $12.5 million of which $3.5 million will be paid upon execution of the agreement with the remaining $9.0 million to be paid on October 1, 2015.  The termination of the contract will generate an approximate $25.0 million pre-tax gain which will be recorded in the Company’s third quarter results.

Reverse Stock Split

On August 4, 2015, the Company’s common stock is expected to begin trading on the New York Stock Exchange (“NYSE”) on a split-adjusted basis following a one-for-ten reverse stock split originally announced on July 20, 2015.  Every ten shares of issued and outstanding common stock, including treasury shares, will be exchanged into one share of the Company’s common stock.  As a result of the reverse stock split, the number of outstanding shares of the Company’s common stock will be reduced from approximately 213 million to 21.3 million.  No fractional shares will be issued in connection with the reverse stock split; instead, stockholders who otherwise would have received fractional shares will receive, in lieu of such fractional shares, an amount of cash based on the volume weighted average price of the Company’s common stock for the date of the reverse stock split, which is expected to be August 3, 2015.

Debt Restructuring

On July 2, 2015, the Company launched two private debt exchange offers in an effort to de-lever the balance sheet and improve our liquidity profile.

The first offer exchanges, for each $1,000 of outstanding 7.25% Senior Notes due 2020 (the “2020 Notes”), $418.69 of new 6.25% Trust Certificates due 2021 (the “Trust Certificates”) and a $60 cash payment for holders that tendered before July 17, 2015, or a $30 cash payment for holders who tendered thereafter and before expiration of the offer (July 31, 2015, unless extended by us).  The Trust Certificates represent a fractional undivided interest in Arch Pass Through Trust, a Delaware statutory trust (the “Trust”) whose only assets will be (i) senior secured term loans due 2021 (the “New Term Loans”) issued as incremental debt under Arch’s existing credit agreement and (ii) senior secured revolving commitments (the “New Revolving Loans”). The New Revolving Loans will be transferred to the Trust by the assignment of existing revolving commitments.  The aggregate principal amount of New Term Loans and New Revolving Loans outstanding at any time may not exceed $404 million, and will be equal to the principal amount of Trust Certificates issued in the offers described herein.  In conjunction with the exchange offer, the Company has solicited consents (the “Consent

Solicitation”) from holders of the 2020 Notes to certain proposed amendments (the “Proposed 2020 Notes Amendments”) to the indenture governing the 2020 Notes.  The Proposed 2020 Notes Amendments modify certain restrictive covenants contained in such indenture to conform to the Company’s other indentures, including with respect to the issuance of additional secured debts.  Holders who tender their 2020 Notes are deemed to consent to the Proposed 2020 Notes Amendments, and holders may not deliver consents to the Proposed 2020 Notes Amendments without tendering their 2020 Notes in the exchange offer.  The consummation of the exchange offer is conditioned upon, among other things, and the Proposed 2020 Notes Amendments require, the receipt of consents pursuant to the Consent Solicitation from the holders of a majority in aggregate principal amount of outstanding 2020 Notes not owned by the Company or any of its affiliates.  The offer is only available to holders of 2020 Notes that are qualified institutional buyers pursuant to Rule 144A and qualified purchasers pursuant to Section 2(a)(51) of the Investment Company Act.  Holders that are therefore not eligible have been offered new 8.0% Secured Notes due 2022 (the “New 2022 Secured Notes) (which will be secured by liens on our assets ranking junior to the liens securing our credit agreement and senior to the liens securing our existing second lien notes and the new 2023 Secured Notes)  at a rate of $837.38 per $1,000 of 2020 Notes plus the same cash payment referred to above.  As of July 29, 2015, holders of $414.4 million of 2020 Notes have tendered in the offer and an additional $32.7 million have tendered in the offer for non-eligible holders.  Withdrawal rights for the offer have expired, and we have executed a supplemental indenture containing the Proposed Amendments, although the Proposed Amendments will not be operative until the offer is consummated.

The second offer exchanges Trust Certificates, New 2022 Secured Notes and 12.0% Senior Secured Second Lien Notes due 2023 (the “New 2023 Secured Notes”) for outstanding 7.00% Senior Notes due 2019 (“Old 7.00% 2019 Notes”), 9.875% Senior Notes due 2019 (“Old 9.875% 2019 Notes”) and 7.25% Senior Notes due 2021 (“Old 7.25% 2021 Notes”).  Each holder of Old Notes will have to elect (subject to the acceptance priority, allocation and proration mechanics described in the Offering Memorandum referred to below) whether it wishes to receive exchange consideration in the form of Trust Certificates, New 2022 Secured Notes or New 2023 Secured Notes in exchange for each $1,000 principal amount of Old Notes validly tendered and accepted for exchange.  The aggregate principal amount of New Securities received by tendering holders of a series of Old Notes per $1,000 principal amount tendered will be the same with respect to all holders of such series of Old Notes ($400 in the case of Old 7% 2019 Notes and Old 7.25% 2021 Notes and $450 in the case of Old 9.875% 2019 Notes, in each case if tendered at or prior to the Early Tender Time (currently August 4, 2015)), irrespective of the form of consideration elected, even though the Trust Certificates are expected to be more valuable than the New 2022 Secured Notes, which are in turn expected to be more valuable than the New 2023 Secured Notes, as a result of the different priorities of the liens securing (or underlying ) the New Securities.  The aggregate principal amount of New Securities to be issued pursuant to the Exchange Offer will be determined in accordance with the Acceptance Priority Level (as defined below), the Maximum Exchange Amount (as defined below), the tender caps referred to in the immediately succeeding sentence and certain other terms and conditions, and may also be based on when Old Notes are tendered, as described in the Offering Memorandum referred to below.  The tender caps will limit the aggregate principal amount of New Securities to be issued in the Exchange Offer to:  (i) in the case of the Trust Certificates, $404.0 million, minus the aggregate principal amount of Trust Certificates issued pursuant to the exchange offer referred to above, (ii) in the case of New 2022 Secured Notes, $200.0 million, minus the aggregate principal amount of New 2022 Secured Notes issued pursuant to the ineligible holders offer referred to above, and (iii) in the case of the New 2023 Secured Notes, $150.0 million.  The “Maximum Exchange Amount” refers to the sum of the tender caps.  The consummation of the Exchange Offer is conditioned upon, among other things, the completion of the exchange offer and consent solicitation referred to above.  As of July 29, 2015, holders of $487.2 million of Old 7.00% 2019 Notes, holders of $169.2 million of Old 9.875% 2019 Notes and holders of $398.1 million of Old 7.25% 2021 Notes have tendered in the offer.  Withdrawal rights for the exchange offer have expired.  Based on the tenders to date, the Trust would issue $404 million of Trust Certificates and we would issue $200 million of New 2022 Secured Notes and $27.1 million of New 2023 Secured Notes and we would achieve debt reduction of $870 million and reduce annual interest expense by $67.6 million.

Completion of the offers is subject to various conditions and requires execution of certain documents by the administrative agents under the existing credit agreement.  On July 28, 2015, certain unidentified term loan lenders under the credit agreement purporting to hold more than 50% of the term loans under the credit agreement delivered a letter to the term loan administrative agent directing it to refrain from executing documentation relating to the exchange offers.  In addition, the letter includes certain other assertions regarding the exchange offers and the existence of a default under the Credit Agreement.  Arch Coal has evaluated the assertions made in the letter and believes they are without merit.  While Arch Coal believes that the assertions and directions set forth above are without merit, and intends to contest them vigorously, it cannot predict what effect the assertions and direction set forth in the letter, or any future claims, might have on the exchange offers.  In particular, if the term loan administrative agent elects to follow the direction embodied in the letter, the exchange offers would not be consummated.

18. Supplemental Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$644,462	$—	$—	$644,462
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	5,908	561,191	—	(847)	566,252
Depreciation, depletion and amortization	1,013	96,359	—	—	97,372
Amortization of acquired sales contracts, net	—	(1,644)	—	—	(1,644)
Change in fair value of coal derivatives and coal trading activities, net	—	1,211	—	—	1,211
Asset impairment and mine closure costs	1,225	17,921	—	—	19,146
Selling, general and administrative expenses	17,166	6,270	1,325	(493)	24,268
Other operating (income) expense, net	(138)	7,483	(1,282)	1,340	7,403
	25,174	688,791	43	—	714,008
Loss from investment in subsidiaries	(30,462)	—	—	30,462	—
Loss from operations	(55,636)	(44,329)	(43)	30,462	(69,546)
Interest expense, net
Interest expense	(119,231)	(6,576)	(1,127)	27,360	(99,574)
Interest and investment income	6,675	20,256	1,391	(27,360)	962
	(112,556)	13,680	264	—	(98,612)

Expenses related to debt restructuring	(4,016)	—	—	—	(4,016)

Income (loss) from continuing operations before income taxes	(172,208)	(30,649)	221	30,462	(172,174)
Provision for (benefit from) income taxes	(4,105)	—	34	—	(4,071)
Net income (loss)	$(168,103)	$(30,649)	$187	$30,462	$(168,103)
Total comprehensive income (loss)	$(167,887)	$(30,811)	$187	$30,624	$(167,887)

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$713,776	$—	$—	$713,776
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,547	619,470	—	(880)	622,137
Depreciation, depletion and amortization	1,346	101,109	9	—	102,464
Amortization of acquired sales contracts, net	—	(3,239)	—	—	(3,239)
Change in fair value of coal derivatives and coal trading activities, net	—	(2,992)	—	—	(2,992)
Asset impairment and mine closure costs	1,512	—	—	—	1,512
Selling, general and administrative expenses	21,729	7,250	1,489	(537)	29,931
Other operating (income) expense, net	(1,883)	1,554	(1,320)	1,417	(232)
	26,251	723,152	178	—	749,581
Income from investment in subsidiaries	2,502	—	—	(2,502)	—
Loss from operations	(23,749)	(9,376)	(178)	(2,502)	(35,805)
Interest expense, net
Interest expense	(116,084)	(6,565)	(1,092)	25,781	(97,960)
Interest and investment income	8,125	18,341	1,351	(25,781)	2,036
	(107,959)	11,776	259	—	(95,924)

Income (loss) from continuing operations before income taxes	(131,708)	2,400	81	(2,502)	(131,729)
Provision for (benefit from) income taxes	(34,848)	—	(21)	—	(34,869)
Net loss	$(96,860)	$2,400	$102	$(2,502)	$(96,860)
Total comprehensive income (loss)	$(98,437)	$1,647	$102	$(1,749)	$(98,437)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,321,467	$—	$—	$1,321,467
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	13,378	1,116,877	—	(1,681)	1,128,574
Depreciation, depletion and amortization	2,073	200,171	2	—	202,246
Amortization of acquired sales contracts, net	—	(5,034)	—	—	(5,034)
Change in fair value of coal derivatives and coal trading activities, net	—	2,431	—	—	2,431
Asset impairment and mine closure costs	1,225	17,921	—	—	19,146
Selling, general and administrative expenses	32,605	12,514	2,773	(1,019)	46,873
Other operating (income) expense, net	3,562	12,760	(2,533)	2,700	16,489
	52,843	1,357,640	242	—	1,410,725
Loss from investment in subsidiaries	(9,413)	—	—	9,413	—
Loss from operations	(62,256)	(36,173)	(242)	9,413	(89,258)
Interest expense, net
Interest expense	(237,286)	(13,340)	(2,402)	54,202	(198,826)
Interest and investment income	14,747	40,030	2,760	(54,202)	3,335
	(222,539)	26,690	358	—	(195,491)

Expenses related to debt restructuring	(4,016)	—	—	—	(4,016)

Income (loss) from continuing operations before income taxes	(288,811)	(9,483)	116	9,413	(288,765)
Provision for (benefit from) income taxes	(7,513)	—	46	—	(7,467)
Net income (loss)	$(281,298)	$(9,483)	$70	$9,413	$(281,298)
Total comprehensive income (loss)	$(277,478)	$(6,405)	$70	$6,335	$(277,478)

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,449,747	$—	$—	$1,449,747
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	6,937	1,303,246	—	(1,732)	1,308,451
Depreciation, depletion and amortization	2,818	204,051	18	—	206,887
Amortization of acquired sales contracts, net	—	(6,935)	—	—	(6,935)
Change in fair value of coal derivatives and coal trading activities, net	—	(2,078)	—	—	(2,078)
Asset impairment and mine closure costs	1,512	—	—	—	1,512
Selling, general and administrative expenses	41,673	15,115	3,292	(1,013)	59,067
Other operating (income) expense, net	(290)	(7,929)	(2,756)	2,745	(8,230)
	52,650	1,505,470	554	—	1,558,674
Loss from investment in subsidiaries	(32,844)	—	—	32,844	—
Loss from operations	(85,494)	(55,723)	(554)	32,844	(108,927)
Interest expense, net
Interest expense	(229,739)	(12,890)	(2,142)	50,340	(194,431)
Interest and investment income	15,726	35,993	2,500	(50,340)	3,879
	(214,013)	23,103	358	—	(190,552)

Loss from continuing operations before income taxes	(299,507)	(32,620)	(196)	32,844	(299,479)
Provision for (benefit from) income taxes	(78,508)	—	28	—	(78,480)
Net loss	$(220,999)	$(32,620)	$(224)	$32,844	$(220,999)
Total comprehensive loss	$(225,206)	$(34,779)	$(224)	$35,003	$(225,206)

Condensed Consolidating Balance Sheets

June 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$367,668	$60,568	$11,419	$—	$439,655
Short term investments	249,754	—	—	—	249,754
Restricted cash	—	—	43,563	—	43,563
Receivables	9,525	10,352	204,002	(4,338)	219,541
Inventories	—	223,929	—	—	223,929
Other	80,295	39,160	1,024	—	120,479
Total current assets	707,242	334,009	260,008	(4,338)	1,296,921

Property, plant and equipment, net	9,211	6,331,424	—	391	6,341,026

Investment in subsidiaries	7,448,526	—	—	(7,448,526)	—
Intercompany receivables	—	2,164,803	—	(2,164,803)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	119,670	277,555	1,183	—	398,408
Total other assets	8,243,196	2,442,358	1,183	(10,288,329)	398,408
Total assets	$8,959,649	$9,107,791	$261,191	$(10,292,276)	$8,036,355

Liabilities and Stockholders’ Equity
Accounts payable	$12,096	$144,588	$41	$—	$156,725
Accrued expenses and other current liabilities	59,336	207,265	695	(4,338)	262,958
Current maturities of debt	21,651	10,112	—	—	31,763
Total current liabilities	93,083	361,965	736	(4,338)	451,446
Long-term debt	5,078,125	36,456	—	—	5,114,581
Intercompany payables	1,930,704	—	234,099	(2,164,803)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,018	408,417	—	—	409,435
Accrued pension benefits	5,023	8,557	—	—	13,580
Accrued postretirement benefits other than pension	4,298	29,878	—	—	34,176
Accrued workers’ compensation	10,714	86,775	—	—	97,489
Deferred income taxes	411,930	—	—	—	411,930
Other noncurrent liabilities	31,120	78,332	241	—	109,693
Total liabilities	7,566,015	1,685,380	235,076	(2,844,141)	6,642,330
Stockholders’ equity	1,393,634	7,422,411	26,115	(7,448,135)	1,394,025
Total liabilities and stockholders’ equity	$8,959,649	$9,107,791	$261,191	$(10,292,276)	$8,036,355

Condensed Consolidating Balance Sheets

December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$572,185	$150,358	$11,688	$—	$734,231
Short term investments	248,954	—	—	—	248,954
Restricted cash	—	—	5,678	—	5,678
Receivables	9,656	15,933	211,043	(4,615)	232,017
Inventories	—	190,253	—	—	190,253
Other	89,211	41,455	952	—	131,618
Total current assets	920,006	397,999	229,361	(4,615)	1,542,751

Property, plant and equipment, net	10,470	6,442,623	2	363	6,453,458

Investment in subsidiaries	7,464,221	—	—	(7,464,221)	—
Intercompany receivables	—	2,021,110	—	(2,021,110)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	131,884	300,058	1,572	—	433,514
Total other assets	8,271,105	2,321,168	1,572	(10,160,331)	433,514
Total assets	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Liabilities and Stockholders’ Equity
Accounts payable	$23,394	$156,664	$55	$—	$180,113
Accrued expenses and other current liabilities	85,899	220,017	1,095	(4,615)	302,396
Current maturities of debt	27,625	9,260	—	—	36,885
Total current liabilities	136,918	385,941	1,150	(4,615)	519,394
Long-term debt	5,084,839	38,646	—	—	5,123,485
Intercompany payables	1,817,755	—	203,355	(2,021,110)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	981	397,915	—	—	398,896
Accrued pension benefits	5,967	10,293	—	—	16,260
Accrued postretirement benefits other than pension	4,430	28,238	—	—	32,668
Accrued workers’ compensation	9,172	85,119	—	—	94,291
Deferred income taxes	422,809	—	—	—	422,809
Other noncurrent liabilities	50,919	102,461	386	—	153,766
Total liabilities	7,533,790	1,723,613	204,891	(2,700,725)	6,761,569
Stockholders’ equity	1,667,791	7,438,177	26,044	(7,463,858)	1,668,154
Total liabilities and stockholders’ equity	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(295,792)	$163,345	$6,872	$—	$(125,575)
Investing Activities
Capital expenditures	(815)	(98,546)	—	—	(99,361)
Additions to prepaid royalties	—	(409)	—	—	(409)
Proceeds from disposals and divestitures	—	991	—	—	991
Purchases of marketable securities	(161,336)	—	—	—	(161,336)
Proceeds from sale or maturity of marketable securities and other investments	157,729	—	—	—	157,729
Investments in and advances to affiliates	(788)	(4,350)	—	—	(5,138)
Cash used in investing activities	(5,210)	(102,314)	—	—	(107,524)
Financing Activities
Payments on term loan	(9,750)	—	—	—	(9,750)
Net payments on other debt	(5,973)	(3,853)	—	—	(9,826)
Expenses related to debt restructuring	(4,016)	—	—	—	(4,016)
Withdrawals (deposits) of restricted cash	—	—	(37,885)	—	(37,885)
Transactions with affiliates, net	116,224	(146,968)	30,744	—	—
Cash provided by (used in) financing activities	96,485	(150,821)	(7,141)	—	(61,477)
Decrease in cash and cash equivalents	(204,517)	(89,790)	(269)	—	(294,576)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$367,668	$60,568	$11,419	$—	$439,655

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(268,382)	$196,505	$(6,469)	$—	$(78,346)
Investing Activities
Capital expenditures	(660)	(95,086)	—	—	(95,746)
Additions to prepaid royalties	—	(3,341)	—	—	(3,341)
Proceeds from disposals and divestitures	39,132	4,113	—	—	43,245
Purchases of short term investments	(168,951)	—	—	—	(168,951)
Proceeds from sales of short term investments	166,018	—	—	—	166,018
Investments in and advances to affiliates	(1,581)	(7,920)	—	—	(9,501)
Cash provided by (used in) investing activities	33,958	(102,234)	—	—	(68,276)
Financing Activities
Payments on term loan	(9,750)	—	—	—	(9,750)
Debt financing costs	(1,957)	—	—	—	(1,957)
Net payments on other debt	(7,547)	(1,843)	—	—	(9,390)
Dividends paid	(2,123)	—	—	—	(2,123)
Change in restricted cash	—	—	(1,103)	—	(1,103)
Transactions with affiliates, net	84,719	(92,486)	7,767	—	—
Cash provided by (used in) financing activities	63,342	(94,329)	6,664	—	(24,323)
Increase (decrease) in cash and cash equivalents	(171,082)	(58)	195	—	(170,945)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099
Cash and cash equivalents, end of period	$628,251	$100,360	$11,543	$—	$740,154

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results during the second quarter of 2015, when compared to the second quarter of 2014, were impacted by continued weakness in both thermal and metallurgical coal markets.

Lower shipment volumes of domestic thermal coal in all segments was driven by low natural gas pricing, and implementation of the Mercury Air Toxics rule, MATS, in the current quarter.  Natural gas pricing during the second quarter of 2015 declined sufficiently for it to compete economically with coal as an electric generation fuel more widely than in the second quarter of 2014.  This led to reduced generator demand for thermal coal and increasing coal stockpiles.  Furthermore, some generators closed coal fueled facilities to comply with the MATS regulation.  Although the closed coal fueled  plants were generally older, smaller, and less utilized than the remaining fleet, the closures do have a negative impact on demand.

Pricing for our metallurgical products continues to be pressured by ongoing global oversupply and strengthening of the U.S. dollar.  Slowing economic growth in China and globally has slowed demand growth, and supply rationalization has been slow to take effect.  The relative strength of the U.S. dollar benefits our foreign competitors in the global metallurgical market as much of their input costs are in their local currencies.  We sold 1.6 million tons of metallurgical coal during the second quarter of 2015 compared to 1.7 million tons during the second quarter of 2014, and 3.1 million tons of metallurgical coal during the first half of 2015 compared to 3.3 million tons during the first half of 2014.

Higher pricing in the Powder River Basin, lower diesel fuel pricing, and other cost reductions partially offset these unfavorable trends.

See further information regarding committed sales in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Regional Performance

The following table shows results by operating segment for the three and six months ended June 30, 2015 and compares it with the information for the three and six months ended June 30, 2014.  The “other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Powder River Basin
Tons sold (in thousands)	25,544	26,928	54,015	52,594
Coal sales per ton sold	$13.24	$12.79	$13.37	$12.76
Cost per ton sold	$12.66	$12.61	$12.58	$12.80
Operating margin per ton sold	$0.58	$0.18	$0.79	$(0.04)
Adjusted EBITDA (in thousands)	$56,654	$42,546	$128,716	$72,365
Appalachia
Tons sold (in thousands)	3,102	3,687	6,120	7,276
Coal sales per ton sold	$65.83	$69.36	$65.53	$68.54
Cost per ton sold	$76.46	$76.25	$72.56	$78.49
Operating loss per ton sold	$(10.63)	$(6.89)	$(7.03)	$(9.95)
Adjusted EBITDA (in thousands)	$11,427	$27,040	$51,234	$55,467
Other
Tons sold (in thousands)	1,927	2,048	3,546	4,150
Coal sales per ton sold	$30.37	$31.34	$31.76	$29.97
Cost per ton sold	$25.77	$24.51	$28.25	25.85
Operating margin per ton sold	$4.60	$6.83	$3.51	$4.12
Adjusted EBITDA (in thousands)	$7,456	$17,463	$9,147	$21,595

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.    Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA increased approximately 33% in the second quarter and 78% in the first half of 2015 when compared to the second quarter and first half of 2014.  Pricing improved in the current year periods primarily due to the annual roll off and replacement of sales orders for 2015 occurring at a time of relatively favorable pricing following the harsh winter last year.  Shipment volume decreased and cost per ton sold increased slightly in the second quarter of 2015 when compared to the second quarter of 2014.  Low natural gas pricing and increased generator coal stockpiles compared to last year led to reduced generator demand in the second quarter of 2015.  Unit costs are higher in the second quarter of 2015 due to the decreased volume partially offset by lower diesel fuel pricing.  For the first half of 2015, shipment volume and cost per ton sold were favorable to the first half of 2014 due to strong carryover business from the prior year contributing to relatively robust demand in the first quarter of 2015 and lower diesel fuel pricing.  Our strategy of protecting against oil price spikes while preserving downside price participation has allowed us to benefit from the decrease in oil pricing in the current periods versus the prior year periods.  See further information regarding diesel fuel hedging strategies in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Appalachia — Adjusted EBITDA decreased approximately 58% in the second quarter and 8% in the first half of 2015 when compared to the second quarter and first half of 2014.  Shipment volume and coal sales per ton sold both declined in the current year periods versus the prior year. Coal sales volumes decreased in the second quarter and first half of 2015 when compared to the second quarter and first half of 2014, due to the sale of one complex in the first quarter of  2014 and the idling of two complexes impacting the comparative periods.  Pricing declined in the second quarter and first half of 2015 compared to the second quarter and first half of 2014 across all major quality specifications.  Low natural gas prices in the current year period negatively impacted regional demand and pricing for thermal coal.  Oversupply in the Asian metallurgical coal market, the strengthening US dollar, and low dry bulk shipping rates led to Australian competition in the Atlantic metallurgical coal market, further depressing metallurgical pricing in the second quarter of  2015.  Unit cost increased slightly  in the current quarter but decreased significantly in the first half of 2015 compared to the prior year periods.  The cost increase in the second quarter of  2015 is due to the timing of two longwall moves in the quarter, while the cost decrease of the first half of 2015 is related to the longer term shift in production to lower cost operations, particularly the Leer complex.  Adjusted EBITDA in the first half of 2014 includes gains from the sale of a thermal coal complex and idled thermal coal mine in Kentucky ($15.6 million).  The Sycamore No. 2 Mine was idled early in the second quarter of  2015.  See PART II, OTHER INFOMATION, Item 1, Legal Proceedings, Allegheny Energy Contract Matter for further discussion on the idling of the Sycamore No. 2 Mine.

Other — Adjusted EBITDA decreased approximately 57% in the second quarter and 58% in the first half of 2015 when compared to the second quarter and first half of 2014.  Sales volume declined in the current  year periods as a result of lower natural gas pricing, and unit cost increased due to the volume reduction.  Pricing decreased in the second quarter of 2015 when compared to the second quarter of 2014 due to the ongoing market weakness.  Pricing increased in the first half of 2015 when compared to the first half of 2014 due to a favorable mix of customer shipments in the first quarter of 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues.  Our revenues consist of coal sales.  The following table summarizes information about our coal sales during the three months ended June 30, 2015 and compares it with the information for the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014	(Decrease) / Increase
	(In thousands)
Coal sales	$644,462	$713,776	$(69,314)
Tons sold	30,573	32,663	(2,090)

On a consolidated basis, coal sales decreased in the second quarter of 2015 from the second quarter of 2014, primarily due to the reduction in Appalachian volume and pricing of approximately $57 million, and secondarily due to reduced Powder River Basin volume of approximately $18 million.  Increased Powder River Basin pricing partially offset these impacts.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2015 and compares it with the information for the three months ended June 30, 2014:

	Three Months Ended June 30,		(Increase) Decrease
	2015	2014	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$566,252	$622,137	$55,885
Depreciation, depletion and amortization	97,372	102,464	5,092
Amortization of acquired sales contracts, net	(1,644)	(3,239)	(1,595)
Change in fair value of coal derivatives and coal trading activities, net	1,211	(2,992)	(4,203)
Asset impairment and mine closure costs	19,146	1,512	(17,634)
Selling, general and administrative expenses	24,268	29,931	5,663
Other operating (income) expense, net	7,403	(232)	(7,635)
Total costs, expenses and other	$714,008	$749,581	$35,573

Cost of sales.  Our cost of sales decreased in the second quarter of 2015 from the second quarter of 2014, due to lower diesel fuel costs (a decrease of approximately $20 million), savings associated with two idled Appalachian complexes (approximately $17 million), lower transportation costs on reduced export sales volumes (approximately $6 million), lower sales sensitive costs (approximately $6 million), and other savings associated with cost control efforts primarily in Appalachia.  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the second quarter of 2014, depreciation, depletion and amortization costs decreased in 2015 due to reduced depreciation primarily in Appalachia related to mine idlings and ongoing low levels of capital expenditures.

Asset impairment and mine closure costs.  Impairment costs in the second quarter of 2015 include a prepaid coal royalty no longer expected to be recovered of approximately $12 million, and assets associated with idled Appalachia operations of approximately $5 million.  See Note 5, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the second quarter of 2014, due to lower compensation expense, lower contractor services, and lower legal costs.

Other operating (income) expense, net.  Other operating expense for the three months ended June 30, of 2015 includes increased cost for liquidated damages on logistics contracts of approximately $4 million.  Additionally, other operating income in the prior year quarter benefited from a net gain on sale of various property, plant, and equipment of approximately $4 million.

Nonoperating Expense.  Nonoperating expenses in the second quarter of 2015 are related to our debt restructuring activities.  See further information regarding debt restructuring in Note 17, “Subsequent Events” to the condensed consolidated financial statements.

	Three Months Ended June 30,		Increase
	2015	2014	in Net Loss
	(In thousands)
Nonoperating expense	$4,016	$—	$(4,016)

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the three months ended June 30, 2015 and compares it with the information for the three months ended June 30, 2014:

	Three Months Ended June 30,		Increase
	2015	2014	in Net Loss
	(In thousands)
Benefit from income taxes	$(4,071)	$(34,869)	$(30,798)

The income tax benefit rate of 2.4% in the second quarter of 2015 decreased from 26.5% in the second quarter of 2014 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 11, “Income Taxes”, to the condensed consolidated financial statements.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues.  Our revenues consist of coal sales.  The following table summarizes information about our coal sales during the six months ended June 30, 2015 and compares it with the information for the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014	(Decrease) / Increase
		(In thousands)
Coal sales	$1,321,467	$1,447,809	$(126,342)
Tons sold	63,682	64,020	(338)

On a consolidated basis, coal sales decreased in the first half of 2015 from the first half of 2014, primarily due to the impact of the reduction in export volume of approximately $110 million, and secondarily due to reduced domestic sales from Appalachia and our Other operating segments of approximately $65 million.  Increased volume and pricing of Powder River Basin domestic sales offset these impacts by approximately $49 million.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2015 and compares it with the information for the six months ended June 30, 2014:

	Six Months Ended June 30,		(Increase) Decrease
	2015	2014	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,128,574	$1,308,451	$179,877
Depreciation, depletion and amortization	202,246	206,887	4,641
Amortization of acquired sales contracts, net	(5,034)	(6,935)	(1,901)
Change in fair value of coal derivatives and coal trading activities, net	2,431	(2,078)	(4,509)
Asset impairment and mine closure costs	19,146	1,512	(17,634)
Selling, general and administrative expenses	46,873	59,067	12,194
Other operating (income) expense, net	16,489	(8,230)	(24,719)
Total costs, expenses and other	$1,410,725	$1,558,674	$147,949

Cost of sales.  Our cost of sales decreased in the first half of 2015 from the first half of 2014, due to lower transportation costs on lower export sales volumes (a decrease of approximately $70 million), lower diesel fuel costs (approximately $44 million), savings associated with one sold and two idled Appalachian complexes (approximately $49 million), and other savings associated with cost control efforts primarily in Appalachia.  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first half of 2014, depreciation, depletion and amortization costs decreased in 2015 due to reduced depreciation in Appalachia related to mine idlings and ongoing low levels of capital expenditures.  The decrease was partially offset by increased depletion and depreciation in the Powder River Basin.

Asset impairment and mine closure costs.  Please see the discussion in the comparison of results for the three month periods ended June 30, 2015 and 2014.  See Note 5, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased when compared with the first half of 2014, due to lower compensation expenses, lower contractor services costs, and lower legal costs.

Other operating (income) expense, net.  Other operating expense for the first half of 2015 includes increased cost for liquidated damages on logistics contracts of approximately $4 million.  Additionally, the first half of 2014 reflects the benefit from a net gain on sale of operations of approximately $13 million, and a net gain on sale of various property, plant, and equipment of approximately $6 million.

Nonoperating Expense.  Please see the discussion in the comparison of results for the three month periods ended June 30, 2015 and 2014.  See further information regarding debt restructuring in Note 17, “Subsequent Events” to the condensed consolidated financial statements.

	Six Months Ended June 30,		Increase
	2015	2014	in Net Loss
	(In thousands)
Nonoperating expense	$4,016	$—	$(4,016)

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the six months ended June 30, and compares it with the information for the six months ended June 30, 2014:

	Six Months Ended June 30,		Increase
	2015	2014	in Net Loss
	(In thousands)
Benefit from income taxes	$(7,467)	$(78,480)	$(71,013)

The income tax benefit rate of 2.6% in the first half of 2015 decreased from 26.2% in the first half of 2014 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 11, “Income Taxes”, to the condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Reported segment coal sales revenues	$600,854	$664,481	$1,235,757	$1,294,434
Coal risk management derivative settlements classified in “other (income) expense, net”	(648)	(1,318)	(1,619)	(4,197)
Transportation costs	44,256	50,613	87,329	157,573
Coal sales	644,462	713,776	1,321,467	1,447,810
Other revenues	$—	$—	$—	$1,938
	$644,462	$713,776	$1,321,467	$1,449,747

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Reported segment cost of tons sold	$610,165	$671,130	$1,222,923	$1,351,427
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(986)	(1,684)	(2,210)	(3,563)
Transportation costs	44,256	50,613	87,329	157,573
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(103,143)	(101,851)	(206,286)	(205,603)
Other (other operating segments, operating overhead, etc.)	15,960	3,929	26,818	8,617
Cost of sales	$566,252	$622,137	$1,128,574	$1,308,451

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reported Segment Adjusted EBITDA	$75,537	$87,049	$189,097	$149,427
Corporate and other	(30,209)	(22,117)	(61,997)	(56,890)
Adjusted EBITDA	45,328	64,932	127,100	92,537
Income tax benefit	4,071	34,869	7,467	78,480
Interest expense, net	(98,612)	(95,924)	(195,491)	(190,552)
Depreciation, depletion and amortization	(97,372)	(102,464)	(202,246)	(206,887)
Amortization of acquired sales contracts, net	1,644	3,239	5,034	6,935
Asset impairment costs	(19,146)	(1,512)	(19,146)	(1,512)
Other nonoperating expenses	(4,016)	—	(4,016)	—
Net loss	$(168,103)	$(96,860)	$(281,298)	$(220,999)

Corporate and other includes primarily selling, general and administrative expenses, income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.  Corporate and other adjusted EBITDA decreased $8.1 million in the second quarter 2015 when compared to the second quarter 2014 due to increases in certain actuarial costs of $6.6 million, a $4.2 million negative impact from changes in the fair value of coal derivatives and coal trading activities versus the prior year quarter, and $3.0 million in reduced gains from sale of property plant and equipment not associated with reporting segments, partially offset by $5.7 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”.  The first half of 2015 decreased $5.1 million due to increases in certain actuarial costs of $7.9 million, a $4.5 million negative impact from changes in the fair value of coal derivatives and coal trading activities versus the prior year quarter, and $3.0 million in reduced gains from sale of property plant and equipment not associated with reporting segments, partially offset by $12.2 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”.

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

We have no meaningful maturities of debt until 2018, and financial maintenance covenants in our capital structure pertain only to our $250 million revolver.  As of June 30, 2015, covenants under the revolver are a senior secured leverage ratio covenant of  5.0 times trailing twelve months EBITDA, and minimum liquidity covenant of $550 million.  We were in compliance with the covenants at June 30, 2015.  We had liquidity of $812.2 million at June 30, 2015, with $689.4 million of that in cash and liquid securities.  We have no borrowings outstanding under our revolving credit agreement at June 30, 2015.

On July 2, 2015 we launched two private debt exchange offers in an effort to de-lever the balance sheet and improve our liquidity profile.  See further information regarding debt restructuring in Note 17, “Subsequent Events” to the condensed consolidated financial statements.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30,  2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(125,575)	$(78,346)
Investing activities	(107,524)	(68,276)
Financing activities	(61,477)	(24,323)

Cash used in operating activities during the first half of 2015 increased to $125.6 million compared to cash used in operating activities of $78.3 million in the first half months of 2014.  The increase was driven by increased use of cash in working capital, particularly inventory and payables. The increase was partially offset by increased Adjusted EBITDA resulting from improved shipment volumes and pricing in the Powder River Basin, improved productivity in Appalachia, and lower diesel fuel pricing.

We used $107.5 million of cash in investing activities during the first half 2015 compared to using $68.3 million of cash in the first half 2014, as proceeds from disposals and divestitures decreased $42.3 million.  The divestitures of a Kentucky operation, idled assets, and our ADDCAR subsidiary are reflected in 2014 with no significant divestitures in 2015. Capital expenditures increased approximately $3.6 million primarily related to equipment lease buyouts at our Powder River Basin operations.

Cash used in financing activities increased $37.2 million in the first half of 2015, compared to the first half of 2014, as restricted cash increased $36.8 million and debt restructuring costs of $4.0 million were incurred.  These uses of cash were partially offset by the benefit from the elimination of the dividend on our common stock of $2.1 million, and approximately $2.0 million in debt financing costs incurred in the prior year quarter.

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

(2)                                     Total losses for the ratio calculation round to $69.4 million and total fixed charges were $203.8 million for the six months ended June 30, 2015.  Total losses for the ratio calculation were $95.5 million and total fixed charges were $200.2 million for the six months ended June 30, 2014.

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

Our sales commitments for 2015 and 2016 were as follows as of July 20, 2015:

	2015		2016
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	105.5	$13.32	52.0	$13.99
Committed, Unpriced	1.6		14.3
Appalachia
Committed, Priced Thermal	5.6	$55.69	2.0	$58.04
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	5.2	$77.20	0.7	$82.45
Committed, Unpriced Metallurgical	0.4		0.6
Other Bituminous
Committed, Priced	6.7	$32.24	3.0	$34.85
Committed, Unpriced	0.2		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2015. The estimated future realization of the value of the trading portfolio is $1.1 million of gains in the remainder of 2015 and $1.3 million of gains in 2016.

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

During the six months ended June 30, 2015, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.8 million. The linear mean of each daily VaR was $0.3 million. The final VaR at June 30, 2015 was $0.2 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the six months ended June 30, 2015, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.2 million. The final VaR at June 30, 2015 was $0.2 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 57 to 62 million gallons of diesel fuel for use in our operations during 2015. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At June 30, 2015, we had protected the price of approximately 100% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Due to the drop in heating oil pricing, we have layered in 19.5 million gallons of at-the-money call options for the second half of 2015 representing 65% of expected purchases at an average strike price of $1.92 per gallon.  Additionally, we have protected approximately 49% of our expected 2016 purchases with out-of-the-money call options.  At June 30, 2015, we had purchased heating oil call options for approximately 66 million gallons for the purpose of managing the price risk associated with future diesel purchases.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2015, of our $5.1 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at June 30, 2015, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the DC Circuit’s decision.  On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination.  On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment.  The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious.  On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit Court.  On June 12, 2015, Mingo Logan filed its opening brief with the court.

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

UMWA 1974 Pension Plan et al. v Peabody Energy and Arch

On July 16, 2015, the UMWA 1974 Pension Plan (“Plan”) and its Trustees filed a Complaint for Declaratory Judgment against Peabody Energy Corporation, Peabody Holding Company, LLC and Arch, in the U.S. District Court in Washington D.C., seeking an order from the court requiring the defendants to submit to arbitration to determine their responsibility for pension withdrawal liability (triggered by Patriot Coal Corporation’s (“Patriot”) recent bankruptcy filing) for Plan participants of Patriot who formerly worked for Peabody and Arch subsidiaries.  In the alternative, the complaint asks the court to declare that Peabody and Arch are liable for Patriot’s withdrawal liability.   With respect to Arch, plaintiffs allege that Arch engaged in actions to avoid and evade pension fund withdrawal liability when it sold subsidiaries that were signatory to UMWA agreements, to Magnum Coal Company (“Magnum”) in 2005, in violation of ERISA law.  Patriot subsequently purchased Magnum in 2008.  We believe there is no basis in the law to support any claim that Arch is responsible for Patriot’s withdrawal liability and we plan to vigorously defend this complaint.

Item 1A.  Risk Factors.

The risk factors set forth below are updates to the certain risk factors previously disclosed in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

A loss or reduction in our ability to self-bond could have a material adverse effect on our business and results of operations.

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. The costs of surety bonds have fluctuated in recent years while the market terms of such bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. We use self-bonding to secure performance of certain obligations in Wyoming. Self-bonding commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2014, we have self-bonded an aggregate of approximately $458.5 million. The Land Quality Division of the Wyoming Department of Environmental Quality periodically re-evaluates the amount of the bond, so the current amount is subject to increase.

There can be no assurance that the amount of our self-bonding obligations will not be increased or that we will continue to qualify to self-bond. To the extent we are unable to maintain our current level of self-bonding, due to legislative or regulatory changes or changes in our financial condition, our costs would increase and it could have a material adverse effect on our financial condition and results of operations.

Under certain circumstances, we could be responsible for certain retiree medical benefits assumed by Magnum Coal Company.

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum to sell certain assets. On July 23, 2008, Patriot acquired Magnum. On May 12, 2015, Patriot and certain of its wholly owned subsidiaries (“Debtors”), including Magnum, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. Subsequently, on July 16, 2015, Debtors filed a motion with the court seeking authorization to reject their collective bargaining agreements and modify certain union-related retiree benefits. Should Debtors’ motion be approved, or if they are otherwise incapable of paying retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 to a certain subset of retirees, we could become responsible for certain of their retiree medical obligations for retirees of Magnum who retired prior to October 1, 1994. We do not have the necessary information to perform an actuarial estimate of the cost of such benefits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 14,000,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of June 30, 2015, there were 10,925,800 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended June 30, 2015. Based on the closing price of our common stock as reported on the New York Stock Exchange on July 20, 2015, the approximate dollar value of our common stock that may yet be purchased under this program was $2.5 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Item 5.  Other Information.

On July 30, 2015, we entered into retention agreements (collectively, the “Retention Agreements”) with each of our executive officers.  Subject to the conditions set forth in each Retention Agreement, each executive officer who is party to a Retention Agreement is eligible to receive quarterly cash retention payments for up to a total of 27 months, beginning in August 2015, if his or her employment continues.  Each of the first eight quarterly payments will be valued at 9.375% of the total possible retention award, and the final quarterly payment will be valued at 25% of the total possible retention award.  Information regarding the total possible retention awards for which our named executive officers are eligible pursuant to their respective Retention Agreements is set forth below.  If an executive’s employment is terminated for any reason other by us without cause or by the executive for good reason, any unpaid retention payments pursuant to the applicable Retention Agreement would be forfeited.  This description of the Retention Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Retention Agreement which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Named Executive Officer	Total Possible Retention Award
John W. Eaves, Chairman and Chief Executive Officer	Two times base salary

John T. Drexler, Senior Vice President and Chief Financial Officer	Two times base salary

Paul A. Lang, President and Chief Operating Officer	Two times base salary

Kenneth D. Cochran, Senior Vice President - Operations	1.5 times base salary

Robert G. Jones, Senior Vice President - Law, General Counsel and Secretary	1.5 times base salary

Item 6.  Exhibits.

10.1	Form of Lock-Up and Support Agreement, dated as of July 1, 2015, by and among Arch Coal, Inc. and certain holders of Arch Coal, Inc. 7.25% Senior Notes due 2020 signatory thereto.
10.2	Form of Retention Agreement*
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three and six months ended June 30, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

July 31, 2015