Form 10-Q
period 2015-09-30
ARCH COAL INC
filed 2015-11-09
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

At October 20, 2015 there were 21,291,635 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$688,544	$742,180	$2,010,011	$2,191,927
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	540,192	647,096	1,668,766	1,955,547
Depreciation, depletion and amortization	103,965	105,155	306,211	312,042
Amortization of acquired sales contracts, net	(1,994)	(3,013)	(7,028)	(9,948)
Change in fair value of coal derivatives and coal trading activities, net	(3,559)	(3,733)	(1,128)	(5,811)
Asset impairment and mine closure costs	2,120,292	5,060	2,139,438	6,572
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	––	149,314	––
Selling, general and administrative expenses	25,731	28,136	72,604	87,203
Other operating (income) expense, net	(8,625)	(1,221)	7,864	(9,451)
	2,925,316	777,480	4,336,041	2,336,154

Loss from operations	(2,236,772)	(35,300)	(2,326,030)	(144,227)
Interest expense, net
Interest expense	(99,759)	(98,217)	(298,585)	(292,648)
Interest and investment income	672	1,949	4,007	5,828
	(99,087)	(96,268)	(294,578)	(286,820)
Nonoperating expense
Expenses related to debt restructuring	(7,482)	—	(11,498)	—

Loss before income taxes	(2,343,341)	(131,568)	(2,632,106)	(431,047)
Benefit from income taxes	(343,865)	(34,350)	(351,332)	(112,830)
Net loss	$(1,999,476)	$(97,218)	$(2,280,774)	$(318,217)

Net loss per common share
Basic and diluted LPS - Net loss	$(93.91)	$(4.58)	$(107.16)	$(15.00)

Basic and diluted weighted average shares outstanding	21,292	21,224	21,283	21,221

Dividends declared per common share	$—	$—	$—	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net loss	$(1,999,476)	$(97,218)	$(2,280,774)	$(318,217)

Derivative instruments
Comprehensive income (loss) before tax	(2,527)	520	(681)	1,298
Income tax benefit (provision)	910	(187)	246	(467)
	(1,617)	333	(435)	831
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	1,182	(1,210)	4,950	(5,326)
Income tax benefit (provision)	(425)	435	(1,782)	1,917
	757	(775)	3,168	(3,409)
Available-for-sale securities
Comprehensive income (loss) before tax	(362)	(2,401)	(3)	(5,637)
Income tax benefit (provision)	128	864	(4)	2,029
	(234)	(1,537)	(7)	(3,608)

Total other comprehensive income (loss)	(1,094)	(1,979)	2,726	(6,186)
Total comprehensive loss	$(2,000,570)	$(99,197)	$(2,278,048)	$(324,403)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$494,788	$734,231
Short term investments	199,731	248,954
Restricted cash	50,409	5,678
Trade accounts receivable	217,667	211,506
Other receivables	21,742	20,511
Inventories	239,035	190,253
Prepaid royalties	10,352	11,118
Deferred income taxes	20,454	52,728
Coal derivative assets	13,743	13,257
Other current assets	51,398	54,515
Total current assets	1,319,319	1,542,751
Property, plant and equipment, net	4,173,038	6,453,458
Other assets
Prepaid royalties	29,867	66,806
Equity investments	206,347	235,842
Other noncurrent assets	119,426	130,866
Total other assets	355,640	433,514
Total assets	$5,847,997	$8,429,723
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$152,229	$180,113
Accrued expenses and other current liabilities	310,747	302,396
Current maturities of debt	32,237	36,885
Total current liabilities	495,213	519,394
Long-term debt	5,108,492	5,123,485
Asset retirement obligations	414,194	398,896
Accrued pension benefits	12,061	16,260
Accrued postretirement benefits other than pension	33,966	32,668
Accrued workers’ compensation	95,905	94,291
Deferred income taxes	44,806	422,809
Other noncurrent liabilities	248,800	153,766
Total liabilities	6,453,437	6,761,569
Stockholders’ deficit
Common stock, $0.01 par value, authorized 26,000 shares, issued 21,443 shares and 21,379 shares at September 30, 2015 and December 31, 2014, respectively	2,145	2,141
Paid-in capital	3,052,910	3,048,460
Treasury stock, at cost, 152 shares at September 30, 2015 and December 31, 2014	(53,863)	(53,863)
Accumulated deficit	(3,612,599)	(1,331,825)
Accumulated other comprehensive income	5,967	3,241
Total stockholders’ deficit	(605,440)	1,668,154
Total liabilities and stockholders’ deficit	$5,847,997	$8,429,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(2,280,774)	$(318,217)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	306,211	312,042
Amortization of acquired sales contracts, net	(7,028)	(9,948)
Amortization relating to financing activities	18,960	12,349
Prepaid royalties expensed	6,661	5,645
Employee stock-based compensation expense	4,459	7,689
Asset impairment and non-cash mine closure costs	2,136,610	1,512
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	—
Expenses related to debt restructuring	11,498	—
Amortization of premiums on debt securities held	2,143	—
Gains on disposals and divestitures, net	(1,191)	(21,965)
Deferred income taxes	(347,180)	(112,998)
Changes in:
Receivables	(3,165)	(6,779)
Inventories	(48,848)	22,589
Accounts payable, accrued expenses and other current liabilities	(19,338)	73,324
Income taxes, net	(4,303)	(514)
Other	(3,711)	37,261
Cash provided by (used in) operating activities	(79,682)	1,990
Investing activities
Capital expenditures	(109,250)	(118,701)
Additions to prepaid royalties	(5,808)	(3,604)
Proceeds from disposals and divestitures	1,020	50,971
Purchases of marketable securities	(203,094)	(181,546)
Proceeds from sale or maturity of marketable securities and other investments	248,362	178,293
Investments in and advances to affiliates	(7,944)	(13,393)
Cash used in investing activities	(76,714)	(87,980)
Financing activities
Payments on term loan	(14,625)	(14,625)
Net payments on other debt	(12,192)	(10,187)
Expenses related to debt restructuring	(11,498)	—
Dividends paid	—	(2,123)
Debt financing costs	—	(2,219)
Deposits of restricted cash	(44,732)	(6)
Other	—	(15)
Cash used in financing activities	(83,047)	(29,175)
Decrease in cash and cash equivalents	(239,443)	(115,165)
Cash and cash equivalents, beginning of period	734,231	911,099
Cash and cash equivalents, end of period	$494,788	$795,934

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

On August 4, 2015 we effected a 1-for-10 reverse stock split of our common stock.  Each stockholder’s percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split.  All applicable share data, per share amounts and related information in the Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-10 reverse stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

The Company incurred a net loss for the years ended 2014, 2013 and 2012 and will report a net loss in the current year as well.  Additionally, in 2014 and 2015, the Company has been unable to generate sufficient cash to cover interest expense and capital expenditures.   The Company launched subordinated debt exchange offers in July 2015 that, if successful, would have substantially improved the Company’s leverage profile.  The exchange offers were terminated on October 27, 2015 as a result of various factors, including the actions of the Company’s term lenders in directing the term loan agent not to execute the required documents as well as highly challenging market conditions.

With the extremely challenging market conditions currently facing the industry, the Company will require a significant restructuring of its balance sheet to continue to operate as a going concern over the long term.  The Company is currently in active dialogue with various creditors with respect to restructuring of the Company’s balance sheet.  The Company’s mining operations and customer shipments are continuing as normal and the Company has no near-term maturities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to restructure its balance sheet with the various creditor parties; there can be no assurance that these efforts will results in any such agreement.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Accounting Policies

In April 2015, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. Amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Upon adoption of this guidance, the current financial statement classification of debt issuance costs will change from total assets to long-term debt on our Condensed Consolidated Balance Sheet.

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2014	$2,550	$2,860	$(2,169)	$3,241
Unrealized gains (losses)	3,919	—	(3,401)	518
Amounts reclassified from AOCI	(4,354)	3,168	3,394	2,208
Balance at September 30, 2015	$2,115	$6,028	$(2,176)	$5,967

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2015	2014	2015	2014	Statement of Operations
	(In thousands)
Derivative instruments	$3,598	$892	$6,806	$1,346	Revenues
	(1,295)	(321)	(2,452)	(485)	Benefit from income taxes
	$2,303	$571	$4,354	$861	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,083	$1,759	$6,250	$6,976
Amortization of actuarial gains (losses), net (1)	(3,266)	(550)	(11,200)	(1,650)
	(1,183)	1,209	(4,950)	5,326
	426	(435)	1,782	(1,917)	Benefit from income taxes
	$(757)	$774	$(3,168)	$3,409	Net of tax

Available-for-sale securities	$(1,081)	$(145)	$(5,308)	$(1,824)	Interest and investment income
	358	53	1,914	657	Benefit from income taxes
	$(723)	$(92)	$(3,394)	$(1,167)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

4.  Divestitures

During the first quarter of 2014, the Company entered into agreements to sell an operating thermal coal complex and an idled thermal coal mine in Kentucky and the Company’s ADDCAR subsidiary, which manufactures a patented highwall mining system.  The sales closed in the first quarter of 2014 for total consideration of $45.3 million.  The Company received $26.3 million in cash in the first quarter of 2014, and the remainder was paid in the second and fourth quarters of 2014.  The Company recognized a net pre-tax gain of $14.3 million from these divestitures, reflected in “other operating (income) expense, net” in the Condensed Consolidated Statements of Operations.

5.  Asset Impairment and Mine Closure Costs

The following describes the costs reflected on the line “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations.

As a result of the continued deterioration in thermal and metallurgical coal markets and projections for a muted pricing recovery, certain of the Company’s mine complexes have incurred and are expected to continue to incur operating losses. The company has determined that the further weakening of the pricing environment in the third quarter and the projected operating losses represent indicators of impairment with respect to certain of its long-lived assets or assets groups. Using current pricing expectations which reflect marketplace participant assumptions, life of mine cash flows were used to determine if the undiscounted cash flows exceed the current asset values for certain operating complexes in the Company’s Appalachia segment.  For two operating complexes, the undiscounted cash flows did not exceed the carrying value of the long-lived assets.  Discounted cash flows were utilized to reduce the carrying value of those assets to fair value.  The discount rate used reflects the current financial difficulties present in the commodities sector in general and coal mining specifically; the perceived risk of financing coal mining in light of industry defaults; and the lack of an active market for buying or selling coal mining assets.  Additionally, the Company determined that the current market conditions represent an indicator of impairment for certain undeveloped coal properties that were acquired in times of significantly higher coal prices. Current prices and the significant capital outlay that would be required to develop these reserves indicate that the carrying value is not recoverable.  As a result the Company recorded a $2.1 billion asset impairment charge in the current quarter of which $1.7 billion was recorded to our Appalachian segment, and the remaining $0.4 billion to other operating segments. The remaining fair value of the impaired assets is $470.6 million.

During the second quarter of 2015, the Company recorded $19.1 million to “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations.  An impairment charge of $12.2 million relates to the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel, Spruce and Briar Branch operations that will not be recouped based on latest estimates of sales volume and pricing through the March 2017 recoupment period.  Additionally, the company recorded a $5.6 million impairment charge related to the closure of a higher-cost mining complex serving the metallurgical coal markets.

In response to weak metallurgical coal markets, the Company idled a higher-cost mining complex in the third quarter of 2014 in order to concentrate on metallurgical coal production from its lowest-cost and highest-margin operations.  Closure charges of $5.1 million were recognized during the third quarter of 2014 relating to the idling.

6.  Losses from disposed operations resulting from Patriot Coal bankruptcy

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum to sell certain operations. On July 23, 2008, Patriot acquired Magnum. On May 12, 2015, Patriot and certain of its wholly owned subsidiaries (“Debtors”), including Magnum, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. Subsequently, on October 28, 2015, Patriot’s Plan of Reorganization was approved, including an authorization to reject their collective bargaining agreements and modify certain union-related retiree benefits. As a result of the Plan of Reorganization, the Company became statutorily responsible for retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 for certain retirees of Magnum who retired prior to October 1, 1994.

In addition, the Company has provided surety bonds to Patriot related to permits that were sold to an affiliate of Virginia Conservation Legacy Fund, Inc. (“VCLF”). Should VCLF not perform required reclamation, the Company would incur losses under the bonds and related indemnity agreements. During the third quarter of 2015, the Company recognized $149.3 million in losses related to the previously disposed operations as a result of the Patriot Coal bankruptcy.

7.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Coal	$119,785	$71,901
Repair parts and supplies	119,250	118,352
	$239,035	$190,253

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.7 million at September 30, 2015 and $6.6 million at December 31, 2014.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2015
					Balance Sheet
		Accumulated			Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$199,440	$359	$(68)	$199,731	$199,731	$—
Equity securities	3,937	549	(2,871)	1,615	—	1,615
Total Investments	$203,377	$908	$(2,939)	$201,346	$199,731	$1,615

	December 31, 2014
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$253,590	$—	$(4,636)	$248,954	$248,954	$—
Equity securities	3,910	4,125	(2,890)	5,145	—	5,145
Total Investments	$257,500	$4,125	$(7,526)	$254,099	$248,954	$5,145

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $56.1 million and $163.0 million at September 30, 2015 and December 31, 2014, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $0.2 million and $86.1 million at September 30, 2015 and December 31, 2014, respectively.  The unrealized losses in the Company’s portfolio are the result of normal market fluctuations.  The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2015 have maturity dates ranging from the fourth quarter of 2015 through the first quarter of 2017.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

9.   Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 55 to 65 million gallons per year of diesel fuel for use in its operations during 2015 and 2016.  To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options.  At September 30, 2015, the Company had protected the price of approximately 100% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Additionally, the Company has protected approximately 67%  of our expected 2016 purchases with out-of-the-money call options with an average strike price of $2.26 per gallon.  At September 30, 2015, the Company had outstanding heating oil call options for approximately 54 million gallons for the purpose of managing the price risk associated with future diesel purchases.  These positions are not accounted for as hedges.

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

At September 30, 2015, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2015	2016	Total
Coal sales	1,205	280	1,485
Coal purchases	696	240	936

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $1.4 million of gains during the remainder of 2015 and $5.3 million of gains in 2016.

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

The amounts shown in the table below represent the fair value position of individual contracts, and not the net position presented in the accompanying condensed consolidated balance sheets. The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	September 30, 2015			December 31, 2014
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,608	$—		$6,535	$(2,492)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	600	—		300	—
Coal — held for trading purposes	121,312	(114,636)		96,898	(93,272)
Coal — risk management	9,965	(6,257)		8,510	(3,688)
Natural gas	1,215	—		—	—
Foreign currency	285	—
Total	133,377	(120,893)		105,708	(96,960)
Total derivatives	134,985	(120,893)		112,243	(99,452)
Effect of counterparty netting	(120,357)	120,357		(98,686)	98,686
Net derivatives as classified in the balance sheets	$14,628	$(536)	$14,092	$13,557	$(766)	$12,791

		September 30, 2015	December 31, 2014
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and foreign currency	Other current assets	$885	$300
Coal and natural gas	Coal derivative assets	13,743	13,257
	Accrued expenses and other current liabilities	(536)	(766)
		$14,092	$12,791

The Company had a current asset for the right to reclaim cash collateral of $2.9 million at September 30, 2015 and the obligation to return cash collateral of $2.4 million at December 31, 2014, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” and “accrued expenses and other current liabilities”, respectively, in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2015	2014	2015	2014
Coal sales	(1)	$3,636	$3,449	$6,683	$1,639
Coal purchases	(2)	(2,561)	(2,041)	(3,084)	(747)
Totals		$1,075	$1,408	$3,599	$892

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized
		2015	2014
Coal — unrealized	(3)	$(809)	$1,610
Coal — realized	(4)	$511	$502
Natural gas — unrealized	(3)	$(16)	$238
Heating oil — diesel purchases	(4)	$(5,525)	$(3,746)
Heating oil — fuel surcharges	(4)	$—	$(104)
Foreign currency	(4)	$(602)	$—

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2015	2014	2015	2014
Coal sales	(1)	12,738	$4,806	$12,555	$2,568
Coal purchases	(2)	(6,612)	(2,162)	(5,748)	(1,222)
Totals		$6,126	$2,644	$6,807	$1,346

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2015 and 2014.

Derivatives Not Designated as Hedging Instruments (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized
		2015	2014
Coal — unrealized	(3)	$(2,095)	$455
Coal — realized	(4)	$2,428	$4,699
Natural gas — unrealized	(3)	$(78)	$(21)
Heating oil — diesel purchases	(4)	$(7,262)	$(6,709)
Heating oil — fuel surcharges	(4)	$—	$(405)
Foreign currency	(4)	$(602)	$—

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating (income) expense, net

Based on fair values at September 30, 2015, gains on derivative contracts designated as hedge instruments in cash flow hedges of approximately $0.9 million are expected to be reclassified from other comprehensive income into earnings during the next twelve months.

Related to its trading portfolio, the Company recognized net unrealized and realized gains of $4.4 million and $1.9 million during the three months ended September 30, 2015 and 2014, respectively; and net unrealized and realized gains of $3.3 million and $5.4 million during the nine months ended September 30, 2015 and 2014.  Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

10.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Payroll and employee benefits	$52,305	$73,362
Taxes other than income taxes	111,208	114,598
Interest	77,423	30,384
Acquired sales contracts	4,946	12,453
Workers’ compensation	17,635	16,714
Asset retirement obligations	19,199	19,222
Other	28,031	35,663
	$310,747	$302,396

11.  Debt and Financing Arrangements

	September 30,	December 31,
	2015	2014
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,879,261	$1,890,846
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	365,050	363,493
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	46,418	56,031
	5,140,729	5,160,370
Less current maturities of debt	32,237	36,885
Long-term debt	$5,108,492	$5,123,485

As of September 30, 2015, availability under our revolver was subject to limits on secured debt in our indentures.  At September 30, 2015, the limit under our most restrictive indenture did not provide meaningful availability under the revolver and, as a result, on November 6, 2015 we delivered an irrevocable 5 day notice to the administrative agent to voluntarily terminate all commitments thereunder, which will terminate on November 11, 2015.  We had no borrowings outstanding under our revolving credit facility at September 30, 2015 and had not been using it as a source of liquidity in the recent past.  At September 30, 2015, we had utilized $185.2 million of our $200.0 million receivables securitization facility for letters of credit.  The credit agreement related to the securitization facility expires on December 8, 2017, unless the Company’s minimum liquidity, including liquid assets, falls below $550 million.  If liquidity falls below $550 million, the expiration date of the securitization facility becomes the earlier of December 8, 2017 or nine months from the date that liquidity falls below the minimum.

12.    Income Taxes

During the first nine months of 2015, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2015 will not be realized based on projections of future taxable income.  Accordingly, the estimated annual effective rate for the year ended December 31, 2015 includes the impact of recording a valuation allowance against these attributes.  During the nine months ended September 30, 2015, the Company realized a net tax benefit of $351.3 million, which included a $794.0 million tax benefit associated with the asset impairment charges partially offset by a valuation allowance of $426.4 million for federal net operating losses and tax credits and $19.3 million for the state net operating losses.

During the first nine months of 2014, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2014.  The Company increased its valuation allowance by $51.7 million for the federal net operating losses and $6.3 million for the state net operating losses.

13.  Fair Value Measurements

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

•      Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2015.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$201,346	$1,615	$199,731	$—
Derivatives	14,628	8,322	890	5,416
Total assets	$215,974	$9,937	$200,621	$5,416
Liabilities:
Derivatives	$536	$—	$536	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In thousands)
Balance, beginning of period	$7,840	$3,040
Realized and unrealized losses recognized in earnings, net	(4,200)	(6,028)
Realized and unrealized gains recognized in other comprehensive income, net	—	(1,341)
Purchases	2,334	11,959
Issuances	(558)	(2,214)
Ending balance	$5,416	$5,416

Net unrealized losses of $3.9 million and net unrealized losses of $5.1 million were recognized during the three and nine months ended September 30, 2015, respectively, related to level 3 financial instruments held on September 30, 2015.

Fair Value of Long-Term Debt

At September 30, 2015 and December 31, 2014, the fair value of the Company’s debt, including amounts classified as current, was $1.4 billion and $2.7 billion, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14.   Loss Per Common Share

The effect of options, restricted stock and restricted stock units that were excluded from the calculation of diluted weighted average shares outstanding because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock were:  1.0 million shares of common stock for both the three and nine months ended September 30, 2015, respectively; and 1.0 million shares of common stock for both the three and nine months ended September 30, 2014.  The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss for the three and nine months ended September 30, 2015 were 0.1 million shares; and 0.2 million shares for the both the three and nine months ended September 30, 2014, respectively.

15.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$2	$4,910	$7	$16,311
Interest cost	3,688	4,278	10,953	12,834
Expected return on plan assets	(5,044)	(5,929)	(15,275)	(17,786)
Curtailments	526	1,504	526	1,504
Amortization of prior service costs (credits)	—	(51)	—	(158)
Amortization of other actuarial losses	1,395	741	6,638	2,221
Net benefit cost	$567	$5,453	$2,849	$14,926

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Service cost	$216	$383	$649	$1,267
Interest cost	321	460	964	1,381
Amortization of prior service credits	(2,084)	(2,500)	(6,251)	(7,502)
Amortization of other actuarial losses (gains)	(527)	(191)	(1,582)	(571)
Net benefit credit	$(2,074)	$(1,848)	$(6,220)	$(5,425)

16.   Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of September 30, 2015 and December 31, 2014, the Company had accrued $4.1 million and $22.3 million, respectively, for all legal matters, including $4.1 million and $10.1 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three and nine months ended September 30, 2015 and 2014 are presented below. The Company uses Adjusted EBITDA to assess the operating segments’ performance and to allocate resources.  The Company’s management believes that Adjusted EBITDA presents a useful measure of our ability to service existing debt and incur additional debt based on ongoing operations.  Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2015
Revenues	$390,360	$205,573	$92,611	$—	$688,544
Adjusted EBITDA	86,204	41,754	12,927	(6,080)	134,805
Depreciation, depletion and amortization	47,321	44,098	11,193	1,353	103,965
Amortization of acquired sales contracts, net	(1,124)	(870)	—	—	(1,994)
Capital expenditures	869	3,990	2,889	2,141	9,889

Three Months Ended September 30, 2014
Revenues	$389,386	$272,354	$80,440	$0	$742,180
Adjusted EBITDA	62,771	12,327	22,412	(25,608)	71,902
Depreciation, depletion and amortization	43,962	48,867	10,499	1,827	105,155
Amortization of acquired sales contracts, net	(1,200)	(1,815)	3	(1)	(3,013)
Capital expenditures	8,174	9,039	4,678	1,064	22,955

Nine Months Ended September 30, 2015
Revenues	$1,124,046	$653,310	$232,655	$—	$2,010,011
Adjusted EBITDA	214,920	92,988	22,074	(68,077)	261,905
Depreciation, depletion and amortization	134,393	135,028	32,082	4,708	306,211
Amortization of acquired sales contracts, net	(3,170)	(3,858)	—	—	(7,028)
Total assets	1,711,945	1,374,436	321,449	2,440,167	5,847,997
Capital expenditures	22,263	15,323	7,199	64,465	109,250

Nine Months Ended September 30, 2014
Revenues	$1,106,258	$832,452	$251,239	$1,978	$2,191,927
Adjusted EBITDA	135,136	67,794	44,007	(82,498)	164,439
Depreciation, depletion and amortization	124,243	155,087	29,601	3,111	312,042
Amortization of acquired sales contracts, net	(2,774)	(7,266)	93	(1)	(9,948)
Capital expenditures	17,230	28,232	8,837	64,402	118,701

A reconciliation of adjusted EBITDA to consolidated loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA	$134,805	$71,902	$261,905	$164,439
Depreciation, depletion and amortization	(103,965)	(105,155)	(306,211)	(312,042)
Amortization of acquired sales contracts, net	1,994	3,013	7,028	9,948
Asset impairment and mine closure costs	(2,120,292)	(5,060)	(2,139,438)	(6,572)
Losses from disposed operations resulting from Patriot Coal bankruptcy	(149,314)	––	(149,314)	––
Interest expense, net	(99,087)	(96,268)	(294,578)	(286,820)
Nonoperating expense	(7,482)	—	(11,498)	—
Loss before income taxes	$(2,343,341)	$(131,568)	$(2,632,106)	$(431,047)

18.  Subsequent Events

On July 2, 2015 we launched two private debt exchange offers in an effort to de-lever our balance sheet and improve our liquidity profile.  However, as a result of various factors, including the actions of our term lenders in directing the term loan agent not to execute required documents and current market conditions, on October 27, 2015 we announced termination of the exchange offers.

19. Supplemental Consolidating Financial Information

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

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$688,544	$—	$—	$688,544
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,211	537,471	—	(490)	540,192
Depreciation, depletion and amortization	896	103,069	—	—	103,965
Amortization of acquired sales contracts, net	—	(1,994)	—	—	(1,994)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,559)	—	—	(3,559)
Asset impairment and mine closure costs	21,292	2,099,000	—	—	2,120,292
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	––	––		149,314
Selling, general and administrative expenses	18,059	6,725	1,489	(542)	25,731
Other operating (income) expense, net	3,503	(12,343)	(817)	1,032	(8,625)
	196,275	2,728,369	672	—	2,925,316
Loss from investment in subsidiaries	(2,025,900)	—	—	2,025,900	—
Loss from operations	(2,222,175)	(2,039,825)	(672)	2,025,900	(2,236,772)
Interest expense, net
Interest expense	(120,404)	(6,629)	(1,199)	28,473	(99,759)
Interest and investment income	6,710	20,781	1,654	(28,473)	672
	(113,694)	14,152	455	—	(99,087)

Expenses related to debt restructuring	(7,482)	—	—	—	(7,482)

Income (loss) from continuing operations before income taxes	(2,343,351)	(2,025,673)	(217)	2,025,900	(2,343,341)
Provision for (benefit from) income taxes	(343,875)	—	10	—	(343,865)
Net income (loss)	$(1,999,476)	$(2,025,673)	$(227)	$2,025,900	$(1,999,476)
Total comprehensive income (loss)	$(2,000,570)	$(2,026,697)	$(227)	$2,026,924	$(2,000,570)

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$742,180	$—	$—	$742,180
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,442	645,672	—	(1,018)	647,096
Depreciation, depletion and amortization	1,175	103,971	9	—	105,155
Amortization of acquired sales contracts, net	—	(3,013)	—	—	(3,013)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,733)	—	—	(3,733)
Asset impairment and mine closure costs	—	5,060	—	—	5,060
Selling, general and administrative expenses	19,542	7,427	1,679	(512)	28,136
Other operating (income) expense, net	1,562	(2,942)	(1,371)	1,530	(1,221)
	24,721	752,442	317	—	777,480
Income from investment in subsidiaries	2,005	—	—	(2,005)	—
Loss from operations	(22,716)	(10,262)	(317)	(2,005)	(35,300)
Interest expense, net
Interest expense	(116,742)	(6,577)	(1,116)	26,218	(98,217)
Interest and investment income	7,872	18,987	1,308	(26,218)	1,949
	(108,870)	12,410	192	—	(96,268)

Income (loss) from continuing operations before income taxes	(131,586)	2,148	(125)	(2,005)	(131,568)
Provision for (benefit from) income taxes	(34,368)	—	(21)	—	(34,350)
Net loss	$(97,218)	$2,148	$(104)	$(2,005)	$(97,218)
Total comprehensive income (loss)	$(99,197)	$1,717	$(143)	$(1,574)	$(99,197)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,010,011	$—	$—	$2,010,011
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	16,589	1,654,348	—	(2,171)	1,668,766
Depreciation, depletion and amortization	2,969	303,240	2	—	306,211
Amortization of acquired sales contracts, net	—	(7,028)	—	—	(7,028)
Change in fair value of coal derivatives and coal trading activities, net	—	(1,128)	—	—	(1,128)
Asset impairment and mine closure costs	22,517	2,116,921	—	—	2,139,438
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	––	––	––	149,314
Selling, general and administrative expenses	50,664	19,239	4,262	(1,561)	72,604
Other operating (income) expense, net	7,065	417	(3,350)	3,732	7,864
	249,118	4,086,009	914	—	4,336,041
Loss from investment in subsidiaries	(2,035,313)	—	—	2,035,313	—
Loss from operations	(2,284,431)	(2,075,998)	(914)	2,035,313	(2,326,030)
Interest expense, net
Interest expense	(357,690)	(19,969)	(3,601)	82,675	(298,585)
Interest and investment income	21,457	60,811	4,414	(82,675)	4,007
	(336,233)	40,842	813	—	(294,578)

Expenses related to debt restructuring	(11,498)	—	—	—	(11,498)

Income (loss) from continuing operations before income taxes	(2,632,162)	(2,035,156)	(101)	2,035,313	(2,632,106)
Provision for (benefit from) income taxes	(351,388)	—	56	—	(351,332)
Net income (loss)	$(2,280,774)	$(2,035,156)	$(157)	$2,035,313	$(2,280,774)
Total comprehensive income (loss)	$(2,278,048)	$(2,033,102)	$(157)	$2,033,259	$(2,278,048)

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,191,927	$—	$—	$2,191,927
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	9,378	1,948,918	—	(2,749)	1,955,547
Depreciation, depletion and amortization	3,993	308,022	27	—	312,042
Amortization of acquired sales contracts, net	—	(9,948)	—	—	(9,948)
Change in fair value of coal derivatives and coal trading activities, net	—	(5,811)	—	—	(5,811)
Asset impairment and mine closure costs	1,512	5,060	—	—	6,572
Selling, general and administrative expenses	61,216	22,540	4,971	(1,524)	87,203
Other operating (income) expense, net	1,272	(10,869)	(4,127)	4,273	(9,451)
	77,371	2,257,912	871	—	2,336,154
Loss from investment in subsidiaries	(30,839)	—	—	30,839	—
Loss from operations	(108,210)	(65,985)	(871)	30,839	(144,227)
Interest expense, net
Interest expense	(346,481)	(19,466)	(3,258)	76,557	(292,648)
Interest and investment income	23,598	54,979	3,808	(76,557)	5,828
	(322,883)	35,513	550	—	(286,820)

Loss from continuing operations before income taxes	(431,093)	(30,472)	(321)	30,839	(431,047)
Provision for (benefit from) income taxes	(112,876)	—	46	—	(112,830)
Net loss	$(318,217)	$(30,472)	$(367)	$30,839	$(318,217)
Total comprehensive loss	$(324,403)	$(33,062)	$(367)	$33,429	$(324,403)

Condensed Consolidating Balance Sheets

September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$362,643	$120,484	$11,661	$—	$494,788
Short term investments	199,731	—	—	—	199,731
Restricted cash	—	—	50,409	—	50,409
Receivables	14,307	12,502	216,959	(4,359)	239,409
Inventories	—	239,035	—	—	239,035
Other	50,449	44,565	933	—	95,947
Total current assets	627,130	416,586	279,962	(4,359)	1,319,319

Property, plant and equipment, net	8,447	4,164,189	—	402	4,173,038

Investment in subsidiaries	5,421,088	—	—	(5,421,088)	—
Intercompany receivables	—	2,225,149	—	(2,225,149)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	99,939	254,712	989	—	355,640
Total other assets	6,196,027	2,479,861	989	(8,321,237)	355,640
Total assets	$6,831,604	$7,060,636	$280,951	$(8,325,194)	$5,847,997

Liabilities and Stockholders’ Equity
Accounts payable	$13,566	$138,624	$39	$—	$152,229
Accrued expenses and other current liabilities	118,662	195,577	867	(4,359)	310,747
Current maturities of debt	21,810	10,427	—	—	32,237
Total current liabilities	154,038	344,628	906	(4,359)	495,213
Long-term debt	5,074,812	33,680	—	—	5,108,492
Intercompany payables	1,971,290	—	253,859	(2,225,149)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,037	413,157	—	—	414,194
Accrued pension benefits	4,247	7,814	—	—	12,061
Accrued postretirement benefits other than pension	4,234	29,732	—	—	33,966
Accrued workers’ compensation	10,291	85,614	—	—	95,905
Deferred income taxes	44,806	—	—	—	44,806
Other noncurrent liabilities	172,691	75,810	299	—	248,800
Total liabilities	7,437,446	1,665,435	255,064	(2,904,508)	6,453,437
Stockholders’ equity	(605,842)	5,395,201	25,887	(5,420,686)	(605,440)
Total liabilities and stockholders’ equity	$6,831,604	$7,060,636	$280,951	$(8,325,194)	$5,847,997

Condensed Consolidating Balance Sheets

December 31, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$572,185	$150,358	$11,688	$—	$734,231
Short term investments	248,954	—	—	—	248,954
Restricted cash	—	—	5,678	—	5,678
Receivables	9,656	15,933	211,043	(4,615)	232,017
Inventories	—	190,253	—	—	190,253
Other	89,211	41,455	952	—	131,618
Total current assets	920,006	397,999	229,361	(4,615)	1,542,751

Property, plant and equipment, net	10,470	6,442,623	2	363	6,453,458

Investment in subsidiaries	7,464,221	—	—	(7,464,221)	—
Intercompany receivables	—	2,021,110	—	(2,021,110)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	131,884	300,058	1,572	—	433,514
Total other assets	8,271,105	2,321,168	1,572	(10,160,331)	433,514
Total assets	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Liabilities and Stockholders’ Equity
Accounts payable	$23,394	$156,664	$55	$—	$180,113
Accrued expenses and other current liabilities	85,899	220,017	1,095	(4,615)	302,396
Current maturities of debt	27,625	9,260	—	—	36,885
Total current liabilities	136,918	385,941	1,150	(4,615)	519,394
Long-term debt	5,084,839	38,646	—	—	5,123,485
Intercompany payables	1,817,755	—	203,355	(2,021,110)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	981	397,915	—	—	398,896
Accrued pension benefits	5,967	10,293	—	—	16,260
Accrued postretirement benefits other than pension	4,430	28,238	—	—	32,668
Accrued workers’ compensation	9,172	85,119	—	—	94,291
Deferred income taxes	422,809	—	—	—	422,809
Other noncurrent liabilities	50,919	102,461	386	—	153,766
Total liabilities	7,533,790	1,723,613	204,891	(2,700,725)	6,761,569
Stockholders’ equity	1,667,791	7,438,177	26,044	(7,463,858)	1,668,154
Total liabilities and stockholders’ equity	$9,201,581	$9,161,790	$230,935	$(10,164,583)	$8,429,723

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(353,386)	$279,503	$(5,799)	$—	$(79,682)
Investing Activities
Capital expenditures	(956)	(108,294)	—	—	(109,250)
Additions to prepaid royalties	—	(5,808)	—	—	(5,808)
Proceeds from disposals and divestitures	—	1,020	—	—	1,020
Purchases of marketable securities	(203,094)	—	—	—	(203,094)
Proceeds from sale or maturity of marketable securities and other investments	248,362	—	—	—	248,362
Investments in and advances to affiliates	(788)	(7,156)	—	—	(7,944)
Cash used in investing activities	43,524	(120,238)	—	—	(76,714)
Financing Activities
Payments on term loan	(14,625)	—	—	—	(14,625)
Net payments on other debt	(5,814)	(6,378)	—	—	(12,192)
Expenses related to debt restructuring	(11,498)	—	—	—	(11,498)
Deposits of restricted cash	—	—	(44,732)	—	(44,732)
Transactions with affiliates, net	132,257	(182,761)	50,504	—	—
Cash provided by (used in) financing activities	100,320	(189,139)	5,772	—	(83,047)
Decrease in cash and cash equivalents	(209,542)	(29,874)	(27)	—	(239,443)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$362,643	$120,484	$11,661	$—	$494,788

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2014

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(342,497)	$360,036	$(15,549)	$—	$1,990
Investing Activities
Capital expenditures	(1,195)	(117,506)	—	—	(118,701)
Additions to prepaid royalties	—	(3,604)	—	—	(3,604)
Proceeds from disposals and divestitures	46,634	4,337	—	—	50,971
Purchases of short term investments	(181,546)	—	—	—	(181,546)
Proceeds from sales of short term investments	178,293	—	—	—	178,293
Investments in and advances to affiliates	(2,047)	(11,346)	—	—	(13,393)
Cash provided by (used in) investing activities	40,139	(128,119)	—	—	(87,980)
Financing Activities
Payments on term loan	(14,625)	—	—	—	(14,625)
Debt financing costs	(2,219)	—	—	—	(2,219)
Net payments on other debt	(6,814)	(3,373)	—	—	(10,187)
Dividends paid	(2,123)	—	—	—	(2,123)
Change in restricted cash	—	—	(6)	—	(6)
Other	(15)	—	—	—	(15)
Transactions with affiliates, net	162,643	(178,603)	15,960	—	—
Cash provided by (used in) financing activities	136,847	(181,976)	15,954	—	(29,175)
Increase (decrease) in cash and cash equivalents	(165,511)	49,941	405	—	(115,165)
Cash and cash equivalents, beginning of period	799,333	100,418	11,348	—	911,099
Cash and cash equivalents, end of period	$633,822	$150,359	$11,753	$—	$795,934

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The coal industry remains in a period of distress due to strict governmental regulations, oversupply in the global coal market, increased competition from natural gas, and low coal demand and prices, among other factors.  Many coal companies, including Arch, have been consistently reporting cash burn and losses, and, due to current market conditions, expect to continue to use cash and report losses for the foreseeable future.  Our EBITDA has been insufficient to cover our interest expense and capital expenditures, our debt to EBITDA leverage levels have become unsustainably high, and our debt has traded at a substantial discount to par, rendering us unable to access the capital markets for new capital.  We launched exchange offers in July 2015 that, if successful, would have improved our leverage profile.  However, as a result of various factors, including the actions of our term lenders in directing the term loan agent not to execute required documents as well as highly challenging market conditions, on October 27, 2015 we announced termination of the exchange offers.

With these extremely challenging market conditions, we will require a significant restructuring of our balance sheet to continue to operate as a going concern over the long term.  We are currently in active dialogue with various creditors with respect to a restructuring of our balance sheet.  Our mining operations and customer shipments are continuing as normal and we operate efficient, large-scale mines that we believe will remain competitive in most market environments.

Our regional results during the third quarter of 2015, when compared to the third quarter of 2014, were supported by improved productivity at our Appalachian longwall operations, lower diesel fuel pricing, modest sales volume improvement in the PRB and Other segments, and other cost control measures.  These improvements were partially offset by continued weakness in domestic thermal markets and deepening weakness in metallurgical coal markets.

Pricing and volume for our metallurgical products continues to be pressured by ongoing global oversupply and the relative strength of the U.S. dollar.  Slowing economic growth in China and globally has slowed demand growth, and supply rationalization has been slow to take effect.  The relative strength of the U.S. dollar benefits our foreign competitors in the global metallurgical and thermal markets as much of their input costs are in their local currencies.  We sold 1.6 million tons of metallurgical coal during the third quarter of 2015 compared to 1.7 million tons during the third quarter of 2014, and 4.7 million tons of metallurgical coal during the first three quarters of 2015 compared to 5.0 million tons during the first three quarters of 2014. Overseas thermal markets are uneconomic for substantially all U.S. production at current pricing levels.

Domestic thermal coal volumes increased slightly in the PRB and Other segments while continuing to decrease in Appalachia.  Low natural gas pricing and implementation of the Mercury Air Toxics standards, (MATS), continue to be the major drivers of weakness in the domestic thermal markets.  Natural gas pricing during the third quarter of 2015 remained low enough for it to compete economically with coal as an electric generation fuel more widely than in the third quarter of 2014.  Appalachian thermal coal, with its higher cost structure, is particularly vulnerable to competition from low natural gas prices.  Additionally, regional natural gas prices have been lower than the national average in some traditional Appalachian thermal coal markets, particularly the Mid-Atlantic.  Closure of some coal fueled facilities to comply with the MATS regulation further reduces demand compared to the prior year quarter.  Although the closed coal-fueled plants were generally older, smaller, and less utilized than the remaining fleet, the closures do have a negative impact on demand.

See further information regarding committed sales in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Regional Performance

The following table shows results by operating segment for the three and nine months ended September 30, 2015 and compares them with the information for the three and nine months ended September 30, 2014.  The “Other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Powder River Basin
Tons sold (in thousands)	29,469	29,266	83,484	81,860
Coal sales per ton sold	$13.07	$13.03	$13.26	$12.86
Cost per ton sold	$11.71	$12.42	$12.27	$12.66
Operating margin per ton sold	$1.36	$0.61	$0.99	$0.20
Adjusted EBITDA (in thousands)	$86,204	$62,771	$214,920	$135,136
Appalachia
Tons sold (in thousands)	2,993	3,619	9,113	10,895
Coal sales per ton sold	$62.24	$68.72	$64.45	$68.60
Cost per ton sold	$63.70	$79.87	$69.65	$78.95
Operating loss per ton sold	$(1.46)	$(11.15)	$(5.20)	$(10.35)
Adjusted EBITDA (in thousands)	$41,754	$12,327	$92,988	$67,794
Other
Tons sold (in thousands)	2,340	2,243	5,886	6,393
Coal sales per ton sold	$30.20	$31.81	$31.14	$30.62
Cost per ton sold	$24.63	$24.16	$26.81	25.26
Operating margin per ton sold	$5.57	$7.65	$4.33	$5.36
Adjusted EBITDA (in thousands)	$12,927	$22,412	$22,074	$44,007

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.    Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA increased approximately 37% in the third quarter and 59% in the first three quarters of 2015 when compared to the third quarter and first three quarters of 2014.  Pricing improved slightly in the current quarter and more significantly in the current year-to-date period primarily due to the annual roll off and replacement of sales orders for 2015 occurring at a time of relatively favorable pricing following harsh winter weather in early 2014.  Low current year spot pricing has reduced the favorability of pricing in the current quarter.  Shipment volume increased slightly and cost per ton sold decreased in the third quarter of 2015 when compared to the third quarter of 2014. Unit costs are lower in the third quarter of 2015 primarily due to lower diesel fuel pricing and cost control efforts.  For the first three quarters of 2015, shipment volume and cost per ton sold were favorable to the first three quarters of 2014 due to strong carryover business from the prior year contributing to relatively robust demand in the first quarter of 2015 and lower diesel fuel pricing.  Our strategy of protecting against oil price spikes while preserving downside price participation has allowed us to benefit from the decrease in oil pricing in the current periods versus the prior year periods.  See further information regarding diesel fuel hedging strategies in Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Appalachia — Adjusted EBITDA more than tripled in the third quarter and increased approximately 37% in the first three quarters of 2015 when compared to the third quarter and first three quarters of 2014.  Shipment volume and coal sales per ton sold both declined in the current year periods versus the prior year. Coal sales volumes decreased in the third quarter and first three quarters of 2015 when compared to the third quarter and first three quarters of 2014, due to the sale of one complex in the first quarter of 2014 and the idling of two complexes impacting the comparative periods.  Pricing declined in the third quarter and first three quarters of 2015 compared to the third quarter and first three quarters of 2014 across all major quality specifications.  Low natural gas prices in the current year period negatively impacted regional demand and pricing for thermal coal.  Oversupply in the Asian metallurgical coal market further depressed metallurgical pricing in the third quarter of 2015.  Meanwhile, the relative strength of the US dollar, and low dry bulk shipping rates continued to support Australian competition in the Atlantic metallurgical coal market.  Unit cost decreased significantly in the current quarter and the first three quarters of 2015 compared to the prior year periods.  The cost decrease in the third quarter of 2015  and the first three quarters of 2015 is due to increased productivity at both longwall mines and the shift in production to lower cost operations, particularly the Leer complex.  Adjusted EBITDA in the first three quarters of 2014 includes gains from the sale of a thermal coal complex and idled thermal coal mine in Kentucky ($15.6 million).  The Sycamore No. 2 Mine was idled early in the second quarter of 2015.

Other — Adjusted EBITDA decreased approximately 42% in the third quarter and 50% in the first three quarters of 2015 when compared to the third quarter and first three quarters of 2014.  Sales volume increased slightly in the current year quarter, but declined in the first three quarters of 2015 compared to the first three quarters of 2014.  Unit cost increased in the current year periods due to reduced production volume in both the three-month and nine-month periods, and lower shipment volume in the first three quarters of 2015.  Pricing decreased in the third quarter of 2015 when compared to the third quarter of 2014 due to the ongoing market weakness.  Pricing increased in the first three quarters of 2015 when compared to the first three quarters of 2014 due to a favorable mix of customer shipments in the first quarter of 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues.  Our revenues consist of coal sales.  The following table summarizes information about our coal sales during the three months ended September 30, 2015 and compares it with the information for the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014	(Decrease) / Increase
	(In thousands)
Coal sales	688,544	$742,180	$(53,636)
Tons sold	34,802	35,128	(326)

On a consolidated basis, coal sales decreased in the third quarter of 2015 from the third quarter of 2014, due to the reduction in Appalachian volume and pricing of approximately $67 million.  The decrease in Appalachian coal sales is approximately 56% thermal related and 44% metallurgical related.  Volume and pricing improvement in the Powder River Basin and Other regions offset approximately $13MM of the decline in Appalachia.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2015 and compares it with the information for the three months ended September 30, 2014:

	Three Months Ended September 30,		(Increase) Decrease
	2015	2014	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$540,192	$647,096	$106,904
Depreciation, depletion and amortization	103,965	105,155	1,190
Amortization of acquired sales contracts, net	(1,994)	(3,013)	(1,019)
Change in fair value of coal derivatives and coal trading activities, net	(3,559)	(3,733)	(174)
Asset impairment and mine closure costs	2,120,292	5,060	(2,115,232)
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	––	(149,314)
Selling, general and administrative expenses	25,731	28,136	2,405
Other operating (income) expense, net	(8,625)	(1,221)	7,404
Total costs, expenses and other	$2,925,316	$777,480	$(2,147,836)

Cost of sales.  Our cost of sales decreased in the third quarter of 2015 from the third quarter of 2014 due to improved productivity at our Appalachian longwall operations (a decrease in Cost of Sales of approximately $46 million), lower diesel fuel costs (approximately $23 million), savings associated with two idled Appalachian complexes (approximately $21 million), reduced coal purchases (approximately $11 million), and other savings associated with cost control efforts across all regions.  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the third quarter of 2014, depreciation, depletion and amortization costs decreased in 2015 due to reduced depreciation related to mine idlings and ongoing low levels of capital expenditures.

Asset impairment and mine closure costs.  Continued market deterioration, particularly for Appalachian products, was an indicator of impairment of certain assets.  Our testing indicated impairment of several active and undeveloped properties.  Impairment costs in the third quarter of 2015 include a significant portion of our assets at two current operating complexes, and a significant portion of our undeveloped coal reserves value.  See Note 5, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Losses from disposed operations relating to Patriot Coal bankruptcy. In the current quarter we recorded liabilities for surety bond and employee obligations that we expect to incur as a result of the Patriot Coal bankruptcy. See further information regarding the losses related to the Patriot Coal bankruptcy in Note 6, “Losses from disposed operations resulting form Patriot Coal bankruptcy” to the condensed consolidated financial statements.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased when compared with the third quarter of 2014, primarily due to lower compensation expense.

Other operating (income) expense, net.  Other operating expense for the three months ended September 30, 2015 includes a $24 million gain from a contract settlement, and increased cost for liquidated damages on logistics contracts of approximately $8 million.  Additionally, other operating income in the prior year quarter reflects the benefit from a net gain on sale of operations of approximately $2 million, and a net gain on the sale of various property, plant, and equipment of approximately $2 million.

Nonoperating Expense.  Nonoperating expenses in the third quarter of 2015 are related to our debt restructuring activities.  See further information regarding debt restructuring in Note 17, “Subsequent Events” to the condensed consolidated financial statements.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the three months ended September 30, 2015 and compares it with the information for the three months ended September 30, 2014:

	Three Months Ended September 30,		Decrease
	2015	2014	in Net Loss
	(In thousands)
Benefit from income taxes	$(343,865)	$(34,350)	$309,515

The income tax benefit rate of 14.7% in the third quarter of 2015 decreased from 26.1% in the third quarter of 2014 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues.  Our revenues consist of coal sales.  The following table summarizes information about our coal sales during the nine months ended September 30, 2015 and compares it with the information for the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015	2014	(Decrease) / Increase
	(In thousands)
Coal sales	$2,010,011	$2,189,989	$(179,978)
Tons sold	98,483	99,148	(665)

On a consolidated basis, coal sales decreased in the first three quarters of 2015 from the first three quarters of 2014, due to the impact of reduced Appalachian volume and pricing of approximately $179 million. Volume reductions accounted for approximately 68% of the decrease and lower prices approximately 32% of the decrease.  Revenue variances from our other regions effectively offset, with the Powder River Basin increasing approximately $18 million and Other decreasing approximately $19 million.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2015 and compares it with the information for the nine months ended September 30, 2014:

	Nine Months Ended September 30,		(Increase) Decrease
	2015	2014	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,668,766	$1,955,547	$286,781
Depreciation, depletion and amortization	306,211	312,042	5,831
Amortization of acquired sales contracts, net	(7,028)	(9,948)	(2,920)
Change in fair value of coal derivatives and coal trading activities, net	(1,128)	(5,811)	(4,683)
Asset impairment and mine closure costs	2,139,438	6,572	(2,132,866)
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	––	(149,314)
Selling, general and administrative expenses	72,604	87,203	14,599
Other operating (income) expense, net	7,864	(9,451)	(17,315)
Total costs, expenses and other	$4,336,041	$2,336,154	$(1,999,887)

Cost of sales.  Our cost of sales decreased in the first three quarters of 2015 from the first three quarters of 2014, due to lower transportation costs on lower export sales volumes (a decrease of approximately $64 million), lower diesel fuel costs (approximately $67 million), improved productivity at our Appalachian longwall operations (approximately $61 million), savings associated with one sold and two idled Appalachian complexes (approximately $70 million), and other savings associated with cost control efforts across all regions.  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first three quarters of 2014, depreciation, depletion and amortization costs decreased in 2015 due to reduced depreciation in Appalachia related to mine idlings and ongoing low levels of capital expenditures.  The decrease was partially offset by increased depletion and depreciation in the Powder River Basin.

Asset impairment and mine closure costs.  Please see the discussion in the comparison of results for the three month periods ended September 30, 2015 and 2014.  See Note 5, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Losses from disposed operations related to Patriot Coal bankruptcy. Please see the discussion in the comparison of results for the three month periods ended September 30, 2015 and 2014. See further information regarding losses related to the Patriot Coal bankruptcy in Note 6, “Losses from disposed operations resulting from Patriot Coal bankruptcy” to the condensed consolidated financial statements.

Selling, general and administrative expenses. Total selling, general and administrative expenses decreased when compared with the first three quarters of 2014, primarily due to lower compensation expenses.

Other operating (income) expense, net.  Other operating expense for the first three quarters of 2015 includes a $24 million gain on a contract settlement, and increased cost for liquidated damages on logistics contracts of approximately $12 million.  Additionally, the first three quarters of 2014 reflects the benefit from a net gain on sale of operations of approximately $14 million, and a net gain on sale of various property, plant, and equipment of approximately $8 million.

Nonoperating Expense.  Please see the discussion in the comparison of results for the three month periods ended September 30, 2015 and 2014.  See further information regarding debt restructuring in Note 17, “Subsequent Events” to the condensed consolidated financial statements.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the nine months ended September 30, 2015 and compares it with the information for the nine months ended September 30, 2014:

	Nine Months Ended September 30,		Decrease
	2015	2014	in Net Loss
	(In thousands)
Benefit from income taxes	$(351,332)	$(112,830)	$238,502

The income tax benefit rate of 13.3% in the first three quarters of 2015 decreased from 26.2% in the first three quarters of 2014 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Reported segment coal sales revenues	$641,969	$701,402	$1,877,726	$1,995,836
Coal risk management derivative settlements classified in “other (income) expense, net”	(648)	(502)	(2,267)	(4,700)
Transportation costs	47,223	41,280	134,552	198,853
Coal sales	688,544	742,180	2,010,011	2,189,989
Other revenues	$—	$—	$—	$1,938
	$688,544	$742,180	$2,010,011	$2,191,927

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Reported segment cost of tons sold	$593,250	$706,728	$1,816,173	$2,058,155
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(2,684)	(1,705)	(4,894)	(5,268)
Transportation costs	47,223	41,280	134,552	198,853
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(102,612)	(103,328)	(301,504)	(308,931)
Other (other operating segments, operating overhead, etc.)	5,015	4,121	24,439	12,738
Cost of sales	$540,192	$647,096	$1,668,766	$1,955,547

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Reported Segment Adjusted EBITDA	$140,886	$97,511	$329,982	$246,937
Corporate and other	(6,081)	(25,609)	(68,077)	(82,498)
Adjusted EBITDA	134,805	71,902	261,905	164,439
Benefit from income taxes	343,865	34,350	351,332	112,830
Interest expense, net	(99,087)	(96,268)	(294,578)	(286,820)
Depreciation, depletion and amortization	(103,965)	(105,155)	(306,211)	(312,042)
Amortization of acquired sales contracts, net	1,994	3,013	7,028	9,948
Asset impairment and mine closure costs	(2,120,292)	(5,060)	(2,139,438)	(6,572)
Losses from disposed operations resulting from Patriot Coal bankruptcy	(149,314)	––	(149,314)	––
Nonoperating expense	(7,482)	—	(11,498)	—
Net loss	$(1,999,476)	$(97,218)	$(2,280,774)	$(318,217)

Corporate and other includes primarily selling, general and administrative expenses, income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.  Corporate and other adjusted EBITDA increased $19.5 million in the third quarter 2015 when compared to the third quarter 2014 due to the $24 million gain on the settlement of a customer contract, and $2.4 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”.  These were partially offset by a $3.4 million negative adjustment to income from our equity investment in Millennium Bulk Terminal, increases in certain actuarial costs of $3.1 million, and $1.7 million in reduced gains from sale of property plant and equipment not associated with reporting segments.  The first three quarters of 2015 increased $14.4 million due to the $24 million settlement of a customer contract, $14.6 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”.  These were partially offset by a $3.4 million loss from our equity investment in Millennium Bulk Terminal, increases in certain actuarial costs of $11.1 million, a $4.7 million negative impact from changes in the fair value of coal derivatives and coal trading activities versus the prior year period, and $4.7 million in reduced gains from sale of property plant and equipment not associated with reporting segments.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we have historically satisfied our working capital requirements and funded capital expenditures and debt-service obligations with cash generated from operations, cash on hand and credit extensions under our lines of credit (primarily our receivables securitization facility).  Our plans are subject to change based on our cash needs.  During the market down cycle our focus is preserving liquidity and prudently managing costs, including capital expenditures.  In addition, we regularly evaluate our capital structure and may make debt purchases for cash and /or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity, depending on market conditions and covenant restrictions.

We have no meaningful maturities of debt until 2018 and no financial maintenance covenants except under our $250 million revolver.  As of September 30, 2015, availability under our revolver was subject to limits on secured debt in our indentures.  At September 30, 2015, the limit under our most restrictive indenture did not provide meaningful availability under the revolver and, as a result, on November 6, 2015 we delivered an irrevocable 5 day notice to the administrative agent to voluntarily terminate all commitments thereunder, which will terminate on November 11, 2015.  We had no borrowings outstanding under our revolver credit facility at September 30, 2015 and had not been using it as a source of liquidity in the recent past.  At September 30, 2015 we had utilized $185.2 million of our $200.0 million receivables securitization facility for letters of credit.  We had liquidity of $704.4 million at September 30, 2015, with $694.5 million of that in cash and liquid securities.

On July 2, 2015 we launched two private debt exchange offers in an effort to de-lever our balance sheet and improve our liquidity profile.  However, as a result of various factors, including the actions of our term lenders in directing the term loan agent not to execute required documents as well as highly challenging market conditions, the exchange offers were terminated.   Given these challenging market conditions, Arch will require significant restructuring of its balance sheet to continue to operate as a going concern over the long term.  We are currently in active dialogue with various creditors with respect to a restructuring of our balance sheet.  Our mining operations and customer shipments are continuing as normal and we continue to have a sizable amount of cash and no near-term maturities.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30,  2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(79,682)	$1,990
Investing activities	(76,714)	(87,980)
Financing activities	(83,047)	(29,175)

Cash used in operating activities during the first three quarters 2015 was $79.7 million compared to cash provided from operating activities of $2.0 million in the first three quarters months of 2014.  The use of cash in operating activities was driven by increased use of cash in working capital compared to the prior year period, particularly inventory, approximately $71 million, and payables and other current liabilities, approximately $93 million. The increase was partially offset by increased Adjusted EBITDA of approximately $97 million, resulting from improved shipment volumes and pricing in the Powder River Basin, improved productivity in Appalachia, and lower diesel fuel pricing.

We used $76.7 million of cash in investing activities during the first nine months of 2015 compared to using $88.0 million of cash in the first nine months of 2014, due to increased net proceeds from marketable securities transactions of $48 million and lower capital expenditures of approximately $9 million largely offset by reduced proceeds from disposals and divestitures of approximately $50.0 million.  The divestitures of a Kentucky operation, idled assets, and our ADDCAR subsidiary are reflected in 2014 with no significant divestitures in 2015.

Cash used in financing activities increased $53.9 million in the first three quarters of 2015, compared to the first three quarters of 2014, as restricted cash increased $44.7 million and debt restructuring costs of $11.5 million were incurred.  These uses of cash were partially offset by the benefit from the elimination of the dividend on our common stock of $2.1 million, and approximately $2.2 million in debt financing costs incurred in the prior year period.

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

(2)                                     Total losses for the ratio calculation round to $2,306.2 million and total fixed charges were $305.9 million for the nine months ended September 30, 2015.  Total losses for the ratio calculation were $123.5 million and total fixed charges were $301.1 million for the nine months ended September 30, 2014.

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

Our sales commitments for 2015 and 2016 were as follows as of October 22, 2015:

	2015		2016
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	109.6	$13.18	66.0	$13.39
Committed, Unpriced	0.6		5.9
Appalachia
Committed, Priced Thermal	5.7	$54.23	2.3	$58.33
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	6.2	$71.91	1.4	$77.03
Committed, Unpriced Metallurgical	—		0.7
Other Bituminous
Committed, Priced	7.1	$31.35	3.8	$33.29
Committed, Unpriced	0.1		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2015. The estimated future realization of the value of the trading portfolio is $1.4 million of gains in the remainder of 2015 and $5.3 million of gains in 2016.

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

During the nine months ended September 30, 2015, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.8 million. The linear mean of each daily VaR was $0.4 million. The final VaR at September 30, 2015 was $0.2 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2015, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $1.3 million. The linear mean of each daily VaR was $0.3 million. The final VaR at September 30, 2015 was $0.3 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 55 to 65 million gallons per year of diesel fuel for use in our operations during 2015 and 2016. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At September 30, 2015, we had protected the price of approximately 100% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $3.13 per gallon.  Additionally, we have protected approximately 67% of our expected 2016 purchases with out-of-the-money call options with an average strike price of $2.26 per gallon .  At September 30, 2015, we had purchased heating oil call options for approximately 54 million gallons for the purpose of managing the price risk associated with future diesel purchases.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2015, of our $5.1 billion principal amount of debt outstanding, approximately $1.9 billion of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at September 30, 2015, because our term loan has a minimum interest rate that exceeds the current market rates.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UMWA 1974 Pension Plan et al. v Peabody Energy and Arch

On July 16, 2015, the UMWA 1974 Pension Trust (“Plan”) and its Trustees filed a Complaint for Declaratory Judgment against Peabody Energy Corporation, Peabody Holding Company, LLC and Arch, in the U.S. District Court in Washington D.C., seeking an order from the court requiring the defendants to submit to arbitration to determine their responsibility for pension withdrawal liability (triggered by Patriot Coal Corporation’s (“Patriot”) recent bankruptcy filing) for Plan participants of Patriot who formerly worked for Peabody and Arch subsidiaries.  In the alternative, the complaint asks the court to declare that Peabody and Arch are liable for Patriot’s withdrawal liability.   With respect to Arch, plaintiffs allege that Arch engaged in actions to avoid and evade pension fund withdrawal liability when it sold subsidiaries that were signatory to UMWA agreements, to Magnum Coal Company (“Magnum”) in 2005, in violation of ERISA law.  Patriot subsequently purchased Magnum in 2008.  On October 29, 2015, plaintiffs filed an amended complaint to reflect the allegations Patriot formally rejected its obligations to contribute to the Plan, triggering a withdrawal.  The amended complaint further alleged that Arch owes $299.8 million in withdrawal liability.  By letter dated October 29, 2015, the UMWA Funds issued a letter to Arch demanding payment of this withdrawal liability amount.  We believe there is no basis in the law to support any claim that Arch is responsible for Patriot’s withdrawal liability and we plan to vigorously defend this complaint.

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

There can be no assurance that the amount of our self-bonding obligations will not be increased or that we will continue to qualify to self-bond. To the extent we are unable to maintain our current level of self-bonding, due to legislative or regulatory changes or changes in our financial condition, our costs would increase and it could have a material adverse effect on our financial condition and results of operations, as well as cast substantial doubt on our ability to continue as a going concern.

We have concluded that we need to restructure our balance sheet to continue as a going concern over the long term, but can provide no assurances of the terms thereof or how it will impact our securityholders.

As a result of extremely challenging current market conditions, Arch believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term.  We are currently in active dialogue with various creditors with respect to a restructuring of our balance sheet.  There can be no assurance that these efforts will result in any such agreement. If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement this agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the near term.  If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our common stock will be lost and that our equity holders would lose all or substantially all of their investment.  It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

Our potential for restructuring transactions may impact our business, financial condition and operations.

Due to our potential for restructuring, there is risk that, among other things:

•                  third parties lose confidence in our ability to continue to produce coal, which could impact our ability to execute on our business strategy;

•                  it may become more difficult to attract, retain or replace key employees;

•                  employees could be distracted from performance of their duties or more easily attracted to other career opportunities;

•                  we could lose some or a significant portion of our liquidity, either due to stricter credit terms from suppliers, or, in the event we undertake a Chapter 11 proceeding and conclude that we need to procure but we cannot obtain any needed debtor-in-possession financing or provide adequate protection to certain secured lenders to permit us to access some or all of our cash; and

•                  our suppliers, hedge counterparties, vendors and service providers could seek to renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events may have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 1,400,000 shares of our common stock. There is no expiration date on the current authorization, and we have not made any decisions to suspend or cancel purchases under the program. As of September 30, 2015, there were 1,092,580 shares of our common stock available for purchase under this program. We did not purchase any shares of our common stock under this program during the quarter ended September 30, 2015. Based on the closing price of our common stock as reported on the New York Stock Exchange on October 20, 2015, the approximate dollar value of our common stock that may yet be purchased under this program was $3.8 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Item 6.  Exhibits.

12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0

Interactive Data File (Form 10-Q for the three and nine months ended September 30, 2015 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 9, 2015