Form 10-K/A
period 2015-12-31
ARCH COAL INC
filed 2016-04-29
CIK 1037676

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

At March 31, 2016 there were 21,295,945 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016 (the “Form 10-K”). We are filing this Amendment to provide the information required by Part III of our Form 10-K. The Amendment also updates the information on the cover page of the Form 10-K with respect to the Company’s outstanding common stock registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Form 10-K continues to speak as of the date of the Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K.

On January 11, 2016, Arch Coal, Inc. (“Arch” or the “Company”) and substantially all of Arch’s wholly owned domestic subsidiaries filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtor’s Chapter 11 Cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Director Qualifications, Diversity and Biographies

The Corporate Governance Guidelines provide that our Nominating and Corporate Governance Committee and Board will nominate candidates for our board of directors who possess the following principal qualities: strength of character, an inquiring and independent mind, practical wisdom, and mature judgment. In addition to these qualities, the selection criteria for nomination include recognized achievement, an ability to contribute to some aspect of our business, and the willingness to make the commitment of time and effort required of a director.

As described in more detail below, our Board believes that each of our directors meets such criteria and has attributes and experience that make him or her well qualified to serve. While we do not have a formal diversity policy, in order to find the most valuable talent available to meet these criteria, our Board generally considers candidates diverse in geographic origin, gender, ethnic background, and professional experience (private, public, and non-profit), pursuant to our Corporate Governance Guidelines. Our goal is to include members with the skills and characteristics that, taken together, will assure a strong Board.

Our directors have diverse backgrounds and provide experience and expertise in a number of critical areas. The Nominating and Corporate Governance Committee considers the particular experience, attributes, reputation and qualifications of directors standing for re-election and potential nominees for election, as well as the needs of our Board as a whole and its individual committees. In nominating candidates for election by our stockholders, both the Nominating and Corporate Governance Committee and the Board act pursuant to these guidelines. Both the Nominating and Corporate Governance Committee and the Board assess the effectiveness of corporate governance policies, including with respect to diversity, through completion of an annual evaluation process.

The Nominating and Corporate Governance Committee has identified nine areas of expertise that are particularly relevant to service on the Board and has identified the directors whose key areas of expertise qualify them for each of the listed categories. The categories identified by the Nominating and Corporate Governance Committee are:

CEO/Senior Management — Experience working as a chief executive officer or senior officer of a major public or private company or non-profit entity.

Energy — Extensive knowledge and experience in the energy industry, either as a senior executive of an energy company, as a senior executive of a customer of an energy company or through legal or regulatory experience on energy matters.

Environmental and Safety — A thorough understanding of safety and environmental issues and energy industry regulations.

Finance and Accounting — Senior executive-level experience in financial accounting and reporting, auditing, corporate finance and/or internal controls.

Governance/Board — Prior or current experience as a board member of a major organization (private, public or non-profit).

Government Relations — Experience in or a strong understanding of the workings of government and public policy on a local, state and national level.

Human Resources and Compensation — Senior executive-level experience or membership on a board compensation committee with an extensive understanding of compensation programs, particularly compensation programs for executive-level employees and incentive based compensation programs.

Marketing — Senior executive-level experience in marketing combined with a strong working knowledge of our domestic and international markets, customers and strategy.

Strategic Planning — Senior executive-level experience in strategic planning for a major public, private or non-profit entity.

The following is a list of our directors, their ages as of April 1, 2016, their occupation during the last five years and certain other biographical information, including the areas of expertise where each director or nominee is most skilled:

CLASS I DIRECTORS

Director	Areas of Expertise	Occupation and Other Information
James A. Sabala Age 61 Director since 2015	CEO/Senior Management Environmental and Safety Finance and Accounting Marketing Human Resources and Compensation Strategic Planning

Mr. Sabala is Senior Vice President and Chief Financial Officer of Hecla Mining Company, a silver, gold, lead and zinc mining company with operations throughout North America. Mr. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008. Prior to his employment with Hecla Mining Company, Mr. Sabala was Executive Vice President — Chief Financial Officer of Coeur d’Alene Mines Corporation from 2003 to February 2008. Mr. Sabala also served as Vice President — Chief Financial Officer of Stillwater Mining Company from 1998 to 2002.

Mr. Sabala contributes to the mix of experience and qualifications the Board seeks to maintain through his position as Chief Financial Officer of a publicly traded mining company. Mr. Sabala’s business experience has provided him with a strong understanding of financial accounting and reporting, auditing, corporate finance and internal control matters. In addition, Mr. Sabala brings to our Board significant mining experience, providing our Board with an individual with extensive experience in the strategic planning, environmental and safety matters required in our industry.

Director	Areas of Expertise	Occupation and Other Information
Paul T. Hanrahan Age 58 Director since 2012	CEO/Senior Management Energy Environmental and Safety Finance and Accounting Governance/Board Government Relations Marketing Human Resources and Compensation Strategic Planning

Mr. Hanrahan was appointed lead director of the Board in April 2015. Since October 2012, Mr. Hanrahan has served as the Chief Executive Officer of American Capital Infrastructure Management, LLC, a company which invests in global energy infrastructure assets. From 2002 until 2011, Mr. Hanrahan served as President and Chief Executive Officer of The AES Corporation, a global power company headquartered in Arlington, Virginia, and as its Executive Vice President and Chief Operating Officer from 2000 to 2002. Mr. Hanrahan also served as President and Chief Executive Officer of AES China Generating Co. for more than five years. He currently serves on the boards of Ingredion Incorporated, AquaVenture Holdings, LLC, GreatPoint Energy, Inc., Azura Power Holdings Limited and BMR Energy, LLC.

Mr. Hanrahan contributes to the mix of qualifications the Board seeks to maintain through his current position as Chief Executive Officer of a company investing in energy infrastructure assets, as well as his former senior management positions with The AES Corporation. Serving in these capacities has provided Mr. Hanrahan with a strong understanding of the energy industry and the regulatory issues our customers face. In addition, Mr. Hanrahan brings to our Board experience in leading public companies as they expand internationally, having served as the Chief Executive Officer of a global public company. Finally, Mr. Hanrahan’s service on other boards provides him with valuable governance and oversight experience.

Paul A. Lang Age 55 Director since 2014	CEO/Senior Management Energy Environmental and Safety Finance and Accounting Governance/Board Marketing Human Resources and Compensation Strategic Planning

Mr. Lang has served as our President and Chief Operating Officer since April 2015. Mr. Lang served as our Executive Vice President and Chief Operating Officer from April 2012 to 2015, and as our Executive Vice President-Operations from August 2011 to April 2012. Mr. Lang served as Senior Vice President-Operations from 2006 through August 2011, as President of Western Operations from 2005 through 2006 and President and General Manager of Thunder Basin Coal Company from 1998 to 2005. He currently serves on the boards of Advanced Emissions Solutions, Inc. and Knight Hawk Coal Company. Mr. Lang also serves on the development board of the Mining Department of the Missouri University of Science & Technology, and is chairman of the University of Wyoming’s School of Energy Resources Council.

Mr. Lang, through his various roles at Arch Coal, Inc. and related coal industry product development, as well as international markets, brings a mix of experience and qualifications the Board seeks to maintain. As Executive Vice President and Chief Operating Officer, Mr. Lang has an extensive understanding of the Company, industry and customer base.

Director	Areas of Expertise	Occupation and Other Information
Theodore D. Sands Age 70 Director since 1999	Energy Finance and Accounting Governance/Board Human Resources and Compensation Strategic Planning

Since 1999, Mr. Sands has served as President of HAAS Capital, LLC, a private consulting and investment company. Mr. Sands served as Managing Director, Investment Banking for the Global Metals/Mining Group of Merrill Lynch & Co. from 1982 until 1999. Mr. Sands has also served as a member of the board of directors for several other companies.

Mr. Sands contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his prior role at Merrill Lynch and as the head of a private investment company. In leading an investment company in today’s economy, Mr. Sands has a strong understanding of the financial hurdles public companies face, as well as an in-depth knowledge of the various financing avenues available for a company. In addition, his past experience as a board member for several other companies adds valuable prior oversight experience to our Board.

CLASS II DIRECTORS

Director	Areas of Expertise	Occupation and Other Information
John W. Eaves Age 58 Director since 2006	CEO/Senior Management Energy Environmental and Safety Governance/Board Government Relations Marketing Human Resources and Compensation Strategic Planning

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

Mr. Eaves contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his position as Chairman and Chief Executive Officer of the Company. As Chairman and Chief Executive Officer, and as a result of the experience he has gained during his tenure with the Company, Mr. Eaves has intimate knowledge of all aspects of the Company’s business and close working relationships with all of the Company’s senior executives. In addition, as Chief Executive Officer, Mr. Eaves has an extensive understanding of the Company’s industry and customer base.

Douglas H. Hunt Age 63 Director since 1995	CEO/Senior Management Energy Environmental and Safety Finance and Accounting Human Resources and Compensation Strategic Planning

Since 1995, Mr. Hunt has served as Director of Acquisitions of Petro-Hunt, L.L.C., a private oil and gas exploration and production company.

Mr. Hunt contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his long-time position as a senior officer for Petro-Hunt, L.L.C. As Director of Acquisitions of Petro-Hunt, L.L.C., Mr. Hunt has significant experience as a senior officer in the energy industry and in the strategic planning of companies as they look to grow their business.

Director	Areas of Expertise	Occupation and Other Information
J. Thomas Jones Age 66 Director since 2010	CEO/Senior Management Finance and Accounting Governance/Board Government Relations Human Resources and Compensation Strategic Planning

Mr. Jones was Chief Executive Officer of West Virginia United Health System located in Fairmont, West Virginia from 2002 until his retirement in January 2014. From 2000 to 2002, Mr. Jones served as Chief Executive Officer of Genesis Hospital System in Huntington, West Virginia. Mr. Jones is also a director of City Holding Company, Inc., a past director of Premier, Inc. and a member of the West Virginia University Board of Governors.

Mr. Jones contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his services as Chief Executive Officer of health systems in the State of West Virginia. Being in charge of companies in a heavily regulated industry, Mr. Jones brings the valuable experience of assisting a company navigate through an ever changing regulatory background.

George C. Morris III Age 60 Director since 2012	CEO/Senior Management Energy Finance and Accounting Governance/Board Strategic Planning

Since 2009, Mr. Morris has served as President of Morris Energy Advisors, Inc., and its successor Morris Energy Advisors, LLC. From 2006 until his retirement in 2009, Mr. Morris served as a managing director at Merrill Lynch & Co. Prior to 2006, Mr. Morris served as a managing director of investment banking at Petrie Parkman & Co. until its acquisition by Merrill Lynch & Co. in 2006, and also previously served as a managing director of investment banking at Simmons & Company International, as a director of investment banking at Merrill Lynch & Co., and as a director of investment banking at The First Boston Corporation. Mr. Morris also serves on the board of directors of Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

Mr. Morris contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his experience and roles with a variety of investment companies, including his most recent role as a managing director at Merrill Lynch & Co. His experience in advising clients of investment companies provides Mr. Morris with a strong understanding of the financial hurdles public companies face, including the various financing avenues available for a company. In addition, his board member experience adds additional valuable management and oversight knowledge to our Board.

CLASS III DIRECTORS

Director	Areas of Expertise	Occupation and Other Information
Governor David D. Freudenthal Age 65 Director since 2011	CEO/Senior Management Energy Governance/Board Government Relations Strategic Planning

Since June 2011, Governor Freudenthal has been Senior Counsel with the law firm of Crowell & Moring, LLC. Governor Freudenthal served as the Governor of Wyoming from 2003 until January 2011. Prior to his service as Governor, he served as U.S. Attorney for the District of Wyoming.

Governor Freudenthal contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his experience as Governor for the State of Wyoming. This experience has provided Governor Freudenthal with a significant understanding of the regulatory and governmental issues facing the Company in our daily operations.

Patricia F. Godley Age 67 Director since 2004	Energy Environmental and Safety Governance/Board Government Relations Human Resources and Compensation Strategic Planning

From 1998 until July 2012, Ms. Godley served as a partner with the law firm of Van Ness Feldman, practicing in the areas of economic and environmental regulation of electric utilities and natural gas companies. Ms. Godley retired as a partner effective July 2012, and now serves as Senior Counsel and Consultant to the firm. In June 2013, Ms. Godley joined the board of directors of Graymont Ltd., a privately-owned lime producing and processing company headquartered in Richmond, British Columbia, Canada, and serves on the board’s Audit Committee and Environment, Safety and Health Committee. Ms. Godley is also a director of the United States Energy Association, which is the U.S. arm of the World Energy Council.

Ms. Godley contributes to the mix of experience and qualifications the Board seeks to maintain primarily through her work as an attorney in the areas of economic and environmental regulations. This experience has provided Ms. Godley with an in-depth knowledge of the ever changing regulatory environment that the Company faces, and dealing with governmental agencies in this regulatory environment. From her work in this area, she also has an extensive background in the energy industry and the environmental issues facing the Company.

Director	Areas of Expertise	Occupation and Other Information
Wesley M. Taylor Age 73 Director since 2005	CEO/Senior Management Energy Environmental and Safety Finance and Accounting Governance/Board Government Relations Human Resources and Compensation Marketing Strategic Planning

Mr. Taylor served as Chairman of the Board of Arch Coal, Inc. from April 2014 to April 2015. Mr. Taylor served as lead director of the Board from February 2013 to April 2014. Mr. Taylor was President of TXU Generation, a company engaged in electricity infrastructure ownership and management. Mr. Taylor served at TXU for 38 years prior to his retirement in 2004. Mr. Taylor also served on the board of directors of FirstEnergy Corporation from 2004 until 2015.

Mr. Taylor contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his experience with TXU Generation, as well as his service as a member of the board of directors of FirstEnergy Corporation. Mr. Taylor’s experience has provided him with a strong background in the energy industry. In addition, as President of TXU Generation, Mr. Taylor brings to our Board the experience of guiding a company in all aspects of its day-to-day operations.

Peter I. Wold Age 68 Director since 2010	CEO/Senior Management Energy Environmental and Safety Finance and Accounting Governance/Board Government Relations Strategic Planning

Mr. Wold is President and co-owner of Wold Oil Properties, LLC, and Wold Energy Partners, L.L.C., both companies are engaged in oil and gas exploration and production. He is also Vice President of American Talc Company, a corporation that mines and processes talc in Western Texas. He is a director of the Oppenheimer Funds, Inc. New York Board. Mr. Wold has also served in the Wyoming House of Representatives, as a director of the Denver Branch of the Kansas City Federal Reserve Bank, and recently completed seven years on the Wyoming Enhanced Oil Recovery Commission.

Mr. Wold contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his experience as president of oil and gas exploration and production companies, as well as his positions with Oppenheimer Funds, Inc. and the Kansas City Federal Reserve Bank. This experience has provided Mr. Wold with a deep understanding of the financial hurdles and constraints companies face in today’s economy. In addition, as head of an energy company, Mr. Wold has a strong understanding of the environmental and other regulatory issues the Company faces, particularly in the Western United States.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons beneficially holding more than ten percent of our common stock to report their ownership of common stock and any changes in that ownership to the SEC and the New York Stock Exchange. The SEC has established specific due dates for these reports, and we are required to report in this annual report any failure to file by these dates. Based solely on a review of the copies of the reports furnished to us during and with respect to fiscal year 2015 and written representations that no other such statements were required, we believe that all such reports of our directors and executive officers were filed on a timely basis.

Corporate Governance Guidelines and Code of Business Conduct

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which set forth a framework within which the Board, assisted by its committees, directs the affairs of the Company. These Guidelines address, among other items, the composition and functions of the Board, director independence, stock ownership by and compensation of directors, and director qualification standards.

Code of Conduct

The Company has adopted the Code of Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, as well as all directors of the Company.

The Corporate Governance Guidelines and the Code of Business Conduct are available on the Company’s website at archcoal.com, in the “Investors” section, under the “SEC Filings” / “Corporate Governance” headings, and in print to any stockholder who requests them from the Company’s Secretary. We intend to post amendments to or waivers from (to the extent applicable to one of our directors or executive officers) the Code of Business Conduct at the same location on our website. Information on our website does not constitute part of this annual report.

Nomination Process for Election of Directors

The Nominating and Corporate Governance Committee has responsibility for assessing the need for new directors to address specific requirements or to fill a vacancy. The committee initiates a search for a new candidate seeking input from our chairman and from other directors. The committee may retain an executive search firm to identify potential candidates. All candidates must meet the requirements specified in our Corporate Governance Guidelines. Candidates who meet those requirements and otherwise qualify for membership on our Board are identified, and the committee initiates contact with preferred candidates. The committee regularly reports to the Board on the progress of the committee’s efforts. The committee meets to consider and approve final candidates who are then presented to the Board for consideration and approval. Our chairman or the chairman of the Nominating and Corporate Governance Committee may extend an invitation to join the Board.

In addition, the Company’s bylaws include a proxy access provision. Under the Company’s bylaws, stockholders who meet the requirements set forth in the bylaws may include a specified number of director nominees in the Company’s proxy materials.

Board Meetings and Committees

The Board has the following five standing committees: Nominating and Corporate Governance, Finance, Personnel and Compensation, Audit, and Energy and Environmental Policy. The table below contains information concerning the membership of each of the committees as of December 31, 2015, and the number of times the Board and each committee met during 2015. Each director attended at least 75% of the total number of meetings of the Board and of the committees on which he or she serves. In addition, all individuals who were directors at the time of the 2015 annual meeting attended last year’s annual meeting.

	Board of Directors	Nominating and Corporate Governance	Finance	Personnel and Compensation	Audit	Energy and Environmental Policy
Mr. Eaves	C		M			M
Gov. Freudenthal	M			M		C
Ms. Godley	M	C		M
Mr. Hanrahan	M	M		M
Mr. Hunt	M			M		M
Mr. Jones	M		M	C
Mr. Lang	M		M			M
Mr. Morris	M		M		M
Mr. Sabala	M		M		C
Mr. Sands	M	M	C	M
Mr. Taylor	M	M			M
Mr. Wold	M				M	M
Number of 2015 meetings	21	6	4	9	8	4

C—Chair            M—Member

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for the following items:

•                  identifying individuals qualified to become directors and recommending candidates for membership on the Board and its committees, as described under the heading “Nomination Process for Election of Directors;”

•                  developing and recommending the Corporate Governance Guidelines to the Board; and

•                  reviewing the effectiveness of Board governance, including overseeing an annual assessment of the performance of the Board and each of its committees.

The Board has determined, in its judgment, that the Nominating and Corporate Governance Committee is composed entirely of independent directors as defined in the New York Stock Exchange listing standards. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board, a copy of which is published under “Corporate Governance” in the “Investors” section of our website at archcoal.com.

Finance Committee

The Finance Committee reviews and approves fiscal policies relating to our financial structure, including our debt, cash and risk management policies. The Finance Committee also reviews and recommends to the Board appropriate action with respect to significant financial matters, including dividends on our capital stock, major capital expenditures and acquisitions, and funding policies of our employee benefit plans.

Personnel and Compensation Committee

The Personnel and Compensation Committee is responsible for the following items:

•                  reviewing and recommending to the Board the design of and associated payments related to the compensation programs for our named executive officers, non-employee directors and other key personnel;

•                  reviewing and recommending to the Board the participation of executives and other key management employees in the various compensation plans; and

•                  monitoring our succession planning and management development practices.

The Board has determined, in its judgment, that the Personnel and Compensation Committee is composed entirely of independent directors as defined in the New York Stock Exchange listing standards. In making its determination, the Board considered, among other things, the factors applicable to members of the Personnel and Compensation Committee pursuant to New York Stock Exchange listing standards and Rule 10C-1 of the Securities Exchange Act of 1934. The Personnel and Compensation Committee operates under a written charter adopted by the entire Board, a copy of which is published under “Corporate Governance” in the “Investors” section of our website at archcoal.com.

Audit Committee

The Audit Committee is responsible for the following items:

•                  monitoring the integrity of our consolidated financial statements, internal accounting, financial controls, disclosure controls and financial reporting processes;

•                  confirming the qualifications and independence of our independent registered public accounting firm;

•                  evaluating the performance of our internal audit function and our independent registered public accounting firm; and

•                  reviewing our compliance with legal and regulatory requirements.

The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Board has determined, in its judgment, that the Audit Committee is composed entirely of independent directors in compliance with the New York Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operates under a written charter adopted by the Board, a copy of which is published under “Corporate Governance” in the “Investors” section of our website at archcoal.com.

The Board has also determined, in its judgment, that Mr. Sabala is an “audit committee financial expert” and that each member of the Audit Committee is “financially literate.” Our Corporate Governance Guidelines do not currently restrict the number of audit committees of public companies on which members of our Audit Committee may serve. The Board has determined that none of the members of the Audit Committee currently serves on the audit committees of more than three public companies.

Energy and Environmental Policy Committee

The Energy and Environmental Policy Committee reviews, assesses and provides advice to the Board on current and emerging energy and environmental policy trends and developments that affect or could affect us. In addition, the Energy and Environmental Policy Committee makes recommendations concerning whether, and to what extent, we should become involved in current and emerging energy and environmental policy issues.

ITEM 11.                             EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

On January 11, 2016, Arch and substantially all of its wholly owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of Missouri. Our Chapter 11 cases are being jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). We will continue to operate our business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

Our named executive officers (the “named executive officers” or “NEOs”), like our employees generally and our stockholders and other stakeholders, have been significantly impacted by our Chapter 11 filing. The information presented in this Compensation Discussion and Analysis (this “CD&A”) reflects compensation for our NEOs for fiscal year 2015. The impact of the Chapter 11 filing is not reflected in the tables contained in this CD&A.  We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this CD&A. Also, any claims based on holdings in our non-qualified deferred compensation plan and supplemental retirement plan are unsecured, and the value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

This CD&A describes the material elements of compensation paid to each of the following named executive officers for fiscal year 2015:

Name	Title	*Years of Service
John W. Eaves	Chairman and Chief Executive Officer	33
John T. Drexler	Senior Vice President and Chief Financial Officer	18
Paul A. Lang	President and Chief Operating Officer	31
Kenneth D. Cochran	Senior Vice President — Operations	10
Robert G. Jones	Senior Vice President — Law, General Counsel and Secretary	24

*                                         Includes the following years of service attributable to employment with one or more of our predecessor entities: Mr. Eaves — 15 years, Mr. Lang — 13 years, and Mr. Jones — 6 years.

Overview

Our compensation programs are designed to attract, motivate and retain highly talented executives. We encourage sustained long-term profitability by linking a significant portion of each named executive officer’s compensation to our achievement of safety, environmental and financial performance, which are not guaranteed.

The type and amount of compensation for each NEO is determined after considering a variety of factors, including the executive’s position and level of responsibility within our organization, comparative market data and other external market-based factors. The Committee uses this information when establishing compensation in order to achieve a comprehensive package that emphasizes pay-for-performance and is competitive in the marketplace. For the 2015 fiscal year, the pay mix at target for the CEO and other NEOs is displayed below. The actual values of the long-term incentives granted to the NEOs in 2015 were less than the target values (see below under “Long-Term Incentive Compensation”).

(1)                                 Average of the Named Executive Officers, excluding the Chief Executive Officer.

The components of the 2015 fiscal year compensation program for the NEOs are:

Component	Key Features	Objectives
Direct Compensation

Base Pay	Fixed annual cash amount, paid at regular intervals	Provides a regular source of income at competitive levels.

Annual Incentive Compensation Program	Performance-based cash compensation opportunity tied to annual goals of Adjusted EBITDA and EPS, safety and environmental measures

Financial goals focus NEOs on achieving key annual financial goals and objectives based on budgeted expectations for the year.

Safety and environmental measures focus NEOs on important performance measures.

Long-Term Incentive Program	Long-term incentive program opportunities delivered through a mix of performance shares (35%), performance units (30%) and RSUs (35%)

Performance shares have financial performance measures, motivating NEOs to achieve long-term financial goals.

Performance units are tied to safety and environmental goals, and are aimed at focusing efforts on key long-term performance measures.

RSUs have timed-based vesting to encourage retention.

Other Compensation

Benefits

Standard range of medical, dental, life insurance, disability and retirement plans available to other employees, as well as executive benefits described below under “Other Benefits”

No tax gross-ups on executive benefits

Provide market-competitive level of support in the event of injury, illness and retirement. Limited executive benefits are provided to address unique situations or expectations for our executives.

Our Compensation Process

The Committee, with advice and analysis from its independent compensation consulting firm (“Independent Compensation Consultant”), uses current compensation levels and benchmarking and other data of peer companies, individual and Company performance, long-term career goals, future leadership potential and succession planning, among other factors, in determining appropriate compensation levels for our NEOs. The Committee does not use a formula to weight these factors, but instead uses these factors to provide context within which to assess the significance of comparative market data and to differentiate the level of compensation among our NEOs.

After the end of the performance period to which a particular incentive award relates, the Committee reviews our performance relative to the applicable performance targets and recommends payouts based on that performance. The Committee generally retains discretion to recommend payouts that are above or below actual performance levels for the applicable performance period. However, with respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the Committee retains only the discretion to reduce award payouts. For purposes of determining the amount of a payout to recommend, the Committee may also consider infrequent or non-recurring items that are not reflective of ongoing operations or the effects of major corporate transactions or other items that the Committee determines, in its judgment, significantly distort the comparability of our actual performance against the performance targets.

Annually, the Committee reviews the design of our named executive officer compensation program, including whether the risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company. In doing so, the Committee assesses whether compensation programs used in prior years have successfully achieved our compensation objectives. The Committee also considers the extent to which our compensation program is designed to achieve our long-term financial and operating goals. The Committee has retained the Independent Compensation Consultant listed below under “Role of Compensation Consultants” to help analyze certain comparative market data. Certain members of management participate in this process by assembling and summarizing data used by the Committee. The Committee and its Independent Compensation Consultant reviewed our compensation policies and practices, and the Committee has determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. In 2015, the Company continued the practice of providing Committee members with “tally sheets” that summarize the past and present values of each component of each NEO’s total compensation. This tool assists Committee members in the evaluation and approval of changes to compensation.

Role of Compensation Consultants

The Committee retained Meridian Compensation Partners, LLC (“Meridian”) as an Independent Compensation Consultant to provide the Committee advice on designing executive compensation for 2015. Meridian assisted the Committee in the development of a compensation peer group, which is described in more detail below. Meridian also advised the Committee on competitive compensation practices, mix of compensation elements and comparative market data, which the Committee considered in addressing and determining the appropriate levels of compensation for each NEO relative to the marketplace. The Committee has retained Mercer (USA) Inc. (“Mercer”) to provide advice as an Independent Compensation Consultant on executive compensation matters during the Chapter 11 case.

The Committee has reviewed the independence of each Independent Compensation Consultant and has determined that neither has any conflicts of interest. The Committee has sole authority to retain or replace its Independent Compensation Consultant. The Committee regularly reviews the performance and independence of its Independent Compensation Consultant, as well as fees paid. A representative of the Independent Compensation Consultant attends committee meetings as requested to serve as a resource on compensation matters. In order to encourage independent review and discussion of compensation matters, the Committee has the authority to, and does from time to time, meet with such representative in executive session.

Role of Management

Our Chief Executive Officer and our Vice President of Human Resources receive compensation peer group information from the Independent Compensation Consultant, and then provide the Committee with compensation recommendations for our NEOs, other than the Chief Executive Officer, including base salary, annual cash incentive opportunity and long-term incentive opportunities. Management provides a current market value for each proposed element of compensation and for the total target value, as well as the median and other select percentile market values for the NEO’s peers. Our Chief Executive Officer does not recommend his own base salary or target or actual payout amounts under our annual or long-term incentive awards.

Annually, the Committee reviews the performance of our Chief Executive Officer and makes recommendations to the Board regarding his compensation. In doing so, the Committee uses information provided by the Independent Compensation Consultant and certain historical financial and operating performance data provided by management. The Committee believes that the compensation opportunities granted to our Chief Executive Officer, while higher in the aggregate than compensation granted to our other executives, are appropriate taking into consideration our Chief Executive Officer’s overall leadership responsibilities.

Compensation Peer Group

In establishing a peer group for 2015 compensation matters, the Committee decided to keep the same peer group as the one used in 2014 in order to maintain some consistency in evaluating competitive compensation practices. During the process of establishing the peer group, the Committee looked not only at market capitalization and revenues, but also on other factors such as geographic location, industry, and whether the Company has historically competed with a company in attracting talent. As one example, a company such as Peabody Energy Corporation (“Peabody”) may be outside a “target range” of revenues and/or market capitalization, but the Committee feels strongly about including Peabody in its peer group because (i) Peabody is one of the Company’s chief competitors, (ii) Peabody’s headquarters is also located in St. Louis, Missouri, and (iii) the Company routinely competes with Peabody in attracting, and retaining, talent. The peer group was designed such that most of the peer companies had revenues between 0.5X and 2X the Company’s revenues at the time the group was approved.

• Air Products & Chemicals, Inc.
• Alpha Natural Resources, Inc.
• Ameren Corporation
• Barrick Gold Corporation
• Cameron International Corporation
• Cliffs Natural Resources, Inc.
• Denbury Resources Inc.
• DTE Energy Company
• Eastman Chemical Company
• EOG Resources
• Martin Marietta Materials
• Newmont Mining Corporation
• Pioneer Natural Resource Corp.
• Sempra Energy
• Southern Copper Corp.
• Southwestern Energy Corp.
• Spectra Energy Corp.
• Vulcan Materials Company

• Cloud Peak Energy, Inc.
• CONSOL Energy Inc.
• Noble Energy, Inc.
• Peabody Energy Corporation
• Walter Energy, Inc.
• Williams Companies Inc.

When evaluating benchmark data for these peer companies, the median market data is applied to each individual pay component in addition to a total compensation analysis. In addition, general industry compensation data is also reviewed by the Committee to provide an additional reference point. This data is based on a broad spectrum of public companies (excluding financial services and retail companies) that had median revenues similar to the Company.

The Committee assesses the appropriateness of the peer groups used to benchmark our compensation programs on an annual basis and adds or subtracts members of the peer groups as appropriate.

Evaluation of Stockholder “Say on Pay” Vote Results

In recent years, the Company has been active in discussing our compensation programs and arrangements with various stakeholders. When establishing or modifying our compensation programs and arrangements for 2015, the Committee took into account both the feedback from these discussions as well as the results of the stockholder advisory vote on executive compensation, or “say on pay” vote, which occurred at our annual meeting in 2015. In that vote, approximately 72% of the votes cast approved our compensation programs and policies. As a result of this stakeholder input and as directed by the Board of Directors, the following compensation program enhancements have been implemented over the past couple of years:

•                  The Company replaced stock options with performance shares that have payouts tied to operational cash flow and total stockholder return metrics in an effort to create a more performance-oriented compensation program;

•                  Beginning with the 2015 annual incentive compensation program year, the maximum payout levels for both safety and environmental compliance measures have been reduced from 225% to 200%;

•                  In February 2015, the Company adopted a clawback policy; and

•                  The Company revised its stock ownership guidelines for senior officers and directors and added retention requirements if these guidelines are not met.

Elements of Our Compensation Program

The Committee believes that our named executive officers, together with our other executives who have an ability to influence the achievement of our financial and operating objectives, should have a higher percentage of total compensation that is variable and, therefore, subject to greater risk. This provides closer alignment between those executive officers’ total compensation with the short- and long-term interests of other stakeholders.

In order to achieve the compensation objectives established by the Committee, the Company uses the following compensation elements:

•                  Base salary;

•                  Short-term incentive opportunities (the Annual Incentive Compensation Program);

•                  Long-term incentive opportunities (the Long-Term Incentive Program); and

•                  Certain other limited executive benefits.

In general, as the position and amount of responsibility for an executive increase, a greater percentage of that executive’s total compensation will be variable. Executives with the highest level and amount of responsibility generally have the lowest percentage of their total compensation fixed as base salary and the highest percentage of their total compensation dependent upon our performance, as reflected in short- or long-term incentive awards.

The following table shows the allocation of total target compensation for each NEO for each of the last three years:

	% of Target 2013 Compensation(1)			% of Target 2014 Compensation(1)			% of Target 2015 Compensation(1)
	Fixed	Performance- Based(2)		Fixed	Performance- Based(2)		Fixed	Performance Based(2)
Name	Base Salary	Annual	Long- Term	Base Salary	Annual	Long- Term	Base Salary	Annual	Long-Term
John W. Eaves	18%	18%	64%	18%	18%	64%	18%	20%	62%
John T. Drexler	22%	18%	60%	22%	18%	60%	23%	19%	58%
Paul A. Lang	21%	17%	62%	21%	17%	62%	21%	19%	60%
Kenneth D. Cochran	24%	15%	61%	24%	15%	61%	24%	15%	61%
Robert G. Jones	24%	15%	61%	24%	15%	61%	24%	15%	61%

(1)                                 For purposes of determining total compensation, we have included base salary, target annual cash incentives and the value of target long-term incentive awards.

(2)                                 In determining the percentages shown above, the annual cash incentives and the long-term incentive awards are assumed to be paid at target levels. The actual values of the long-term incentives granted to the NEOs in 2015 were less than the target values (see below under “Long-Term Incentive Compensation”).

Base Salary —

We provide each named executive officer with an annual base salary. Base salaries for our named executive officers depend on each executive’s experience and scope of responsibilities as well as the median market data for comparable job positions at companies within our peer group. We increase base salary primarily in response to notable achievements or for additions in scope of responsibilities. In addition, we may increase base salary to remain competitive in the marketplace.

During 2015, as part of the Committee’s annual compensation review process, the Committee determined that the base salaries for our NEOs required adjustment to align with competitive market data. Upon the recommendation of the Committee, the Board approved increases to annual base salaries for our named executive officers to the following amounts: Mr. Eaves ($1,025,000); Mr. Drexler ($575,000); Mr. Lang ($725,000); Mr. Cochran ($475,000); and Mr. Jones ($450,000). The Committee believed that it is important to offer competitive base salaries in order to attract and retain executive talent. The Committee determined that these increases were appropriate in order to align our NEO base salaries with those offered by our peers and to assist in the retention of these individuals.

Annual Incentive Compensation Program —

Overview —

The Committee designed the Annual Incentive Compensation Program to focus our organization on meeting and exceeding certain annual financial and operating objectives by rewarding those key employees with the greatest ability to influence our results. Early each year, the Committee determines the compensation plan design for the annual cash incentives based on performance from the prior year, as well as other factors. The Committee recommends the annual plan design, as well as the performance targets, to the Board for approval. Annual cash awards contain various incentive levels based on the participant’s accountability and impact on our performance, with target opportunities established as a percentage of base salary based on the median market data.

The following table shows the target opportunities available to the NEOs as a percentage of their base salaries and the actual payouts as a percentage of their base salaries each of the last three years:

	2013		2014		2015
Name	Target as % of Base Salary	Actual Payout as % of Base Salary	Target as % of Base Salary	Actual Payout as % of Base Salary	Target as % of Base Salary	Actual Payout as % of Base Salary
John W. Eaves	100%	87%	100%	165%	107%	99%
John T. Drexler	80%	69%	80%	132%	83%	77%
Paul A. Lang	85%	74%	85%	140%	88%	82%
Kenneth D. Cochran	60%	52%	60%	99%	60%	56%
Robert G. Jones	60%	52%	60%	99%	60%	56%

The following table shows the performance measures used in the 2015 Annual Incentive Compensation Program for NEOs, together with the percentage of the total annual cash incentive grant that such component comprises. Each of the components for the NEOs is described in greater detail below.

Performance Measure	2015 — Portion of Total Target Award
Adjusted EBITDA	50%
Adjusted Earnings Per Share	20%
Safety Incident Rate	15%
Environmental Compliance	15%

We believe that these performance measures align our compensation packages with both stockholder and employee interests, by targeting specific performance goals and operational standards. By identifying meaningful performance measures and by assigning certain measures greater weight, we are able to more closely align compensation to the achievement of those business objectives over which particular employees have the greatest impact.

If the target level of performance is achieved with respect to a particular performance measure, the applicable payout percentage for that performance measure will equal 100%. Achievement at the threshold or maximum performance level results in an applicable payout percentage that varies based on the performance measure, as shown in the table below. We prorate payouts under the annual cash incentive awards for performance levels that fall between the threshold, target and maximum performance levels. There is no payout for performance that does not meet the threshold level criteria.

Performance Measure	Threshold	Target	Maximum
Adjusted EBITDA	25%	100%	200%
Adjusted Earnings Per Share	25%	100%	200%
Safety Incident Rate(1)	50%	100%	200	%(2)
Environmental Compliance	50%	100%	200	%(2)

(1)                                 In the event of a work-related fatality at any of our mine locations, there is no payout for the safety incident rate component.

(2)                                 Beginning with the 2015 Annual Incentive Compensation Program year, these maximums were reduced from 225% to 200%.

Adjusted EBITDA —

Each year the Company establishes a budget, including Adjusted EBITDA. “Adjusted EBITDA” is determined based on our earnings before interest, taxes, depreciation and amortization, determined on a consolidated basis in accordance with generally accepted accounting principles, and excludes items such as acquisition-related expenses and amortization of acquired sales contracts. The Committee reviews the budget approved by the Board and sets the “target” level of this component based on that budget. The threshold and maximum amounts for this component are then set at 20% less than “target” and 30% greater than “target,” respectively. The following table shows the threshold, target and maximum levels for the 2015 Annual Incentive Compensation Program.

	2015 PERFORMANCE GOALS
Performance Measure	Threshold	Target	Maximum
Adjusted EBITDA	$229,810,700	$295,470,900	$393,961,200

Adjusted Earnings per Share (EPS) —

The target level for Adjusted EPS is set in a similar manner to Adjusted EBITDA. The Committee reviews the budget and sets the “target” for Adjusted EPS based on the approved budget. “Adjusted EPS” is determined based on our earnings per share of our common stock outstanding, determined on a consolidated basis in accordance with generally accepted accounting principles, and excludes items such as acquisition-related expenses and amortization of acquired sales contracts. The threshold and maximum amounts for this component are then set at 20% less than target and 30% greater than target, respectively. The following table shows the threshold, target and maximum levels for the 2015 Annual Incentive Compensation Program.

	2015 PERFORMANCE GOALS
Performance Measure	Threshold		Target		Maximum
Adjusted Earnings Per Share	$(27.17	)(1)	$(22.99	)(1)	$(16.72	)(1)

(1)                                 In establishing the performance goals, the Committee considered whether it was appropriate to establish goals that were negative. Because these targets are based on budget, and the failure to meet these targets would lead to a decline in the Company’s operating results and financial performance, the Committee decided that these goals were appropriate.

Safety Incident Rate —

Safety is an important emphasis for the Company and, the Board believes, each of the Company’s stakeholders. Strong safety performance leads to improved employee performance and lower costs associated with regulatory citations, insurance and litigation matters, which in turn lead to improved operating performance. Because of these factors, the Committee uses Safety Incident Rate as a component of the annual incentive compensation program. “Safety Incident Rate” is determined based on the Company’s historical performance, and is the number of reportable injuries per 200,000 man hours. The “target” goal is set at a 10% improvement over the Company’s three-year average, while the threshold and maximum goals are the Company’s three-year average and 15% improvement over the Company’s three-year average, respectively. In addition, there is no payout for this performance measure if there is a work-related fatality during the fiscal year. The following table shows the threshold, target and maximum levels for the 2015 Annual Incentive Compensation Program.

	2015 PERFORMANCE GOALS
Performance Measure	Threshold	Target	Maximum
Safety Incident Rate	1.26	1.14	1.07

Environmental Compliance —

Like safety, environmental compliance is an important goal for the Company. Improved environmental compliance can improve the areas in which our employees live and operate and reduce long-term costs and expenses associated with fines, remediation issues and litigation matters. The Committee has established an environmental compliance component based on Notices of Violation, or NOVs, received by the Company and its subsidiaries. Similar to the safety component, the target goal for this component is a 10% improvement over the Company’s three-year average, with threshold and maximum goals being the Company’s three-year average and a 20% improvement over the Company’s three-year average, respectively. The following table shows the threshold, target and maximum levels for the 2015 Annual Incentive Compensation Program.

2015 PERFORMANCE GOALS
Performance Measure	Threshold	Target	Maximum
Environmental Compliance	12 NOVs	10 NOVs	9 NOVs

2015 Payout Under the Annual Incentive Compensation Program

In early 2016, the Committee evaluated the level of achievement of the various performance measures for 2015 and made the following determinations:

Performance Measure	Actual Performance	Applicable Payout Percentage	Relative Weighting	Weighted Payout Percentage
Adjusted EBITDA	$251,521,000	49.8%	50%	24.90%
Adjusted Earnings per Share	$(26.43)	38.3%	20%	7.66%
Safety Incident Rate	0.99	200%	15%	30.00%
Environmental Compliance	4 NOVs	200%	15%	30.00%

Based on the actual performance as set forth above, the cumulative amounts listed below were earned under the 2015 Annual Incentive Compensation Program for the Company’s 2015 performance. The Committee and the Board took into consideration the need to incentivize the continued high achievement of such performance measures in light of the Company’s circumstances and determined to pay these earned amounts to the NEOs, and to pay to the other employees participating in the 2015 Annual Incentive Compensation Program the amounts earned by such employees.

Name	Target as % of Base Salary	Actual Payout as % of Base Salary	Dollar Amount of Payout
John W. Eaves	107%	99%	$997,146
John T. Drexler	83%	77%	$431,439
Paul A. Lang	88%	82%	$579,954
Kenneth D. Cochran	60%	56%	$253,398
Robert G. Jones	60%	56%	$239,515

Long-Term Incentive Program

Overview —

The Committee designed our long-term incentive program (“LTIP”) to promote decision-making that creates long-term value for our stakeholders. The Committee believes that an effective LTIP should also create strong retention incentives for those key employees who are most likely to influence our long-term performance. Upon our emergence from Chapter 11, we expect all equity-based holdings in our LTIP to be canceled, including holdings in the form of stock options, restricted stock, restricted stock units and performance shares. As a result, we do not expect our NEOs to receive any value for their equity-based holdings received pursuant to the LTIP despite the values reflected for such holdings in the tables below. Our performance unit awards are cash-based and will not be canceled upon our emergence from Chapter 11.

The Committee made significant reductions in the LTIP awards granted to NEOs in both 2015 and 2016. To conserve the available equity share pool, the Company granted performance shares and restricted stock units in 2015 utilizing the 2014 grant price ($4.10), rather than the grant date share price of $1.34, as was the practice in prior years (these prices do not reflect the one-for-ten reverse stock split). This resulted in equity awards valued at 33% of the target value for each recipient. The Committee approved the use of the 2014 grant value because it delivered at least the number of stock shares that were granted in the prior year to each recipient without depleting the entire share pool. In addition, it aligned the NEOs’ interests with those of our stakeholders because it further incentivized the NEOs to increase the value of our shares in order to realize the target value of the awards. The cash-based performance unit grant for 2015 was not reduced, so the total value of all components of the long-term incentive award on the grant date was 53% of the target value.

In 2016, the Committee reduced the LTIP awards to NEOs by 70%, eliminating the performance share and restricted stock unit components in light of the Company’s Chapter 11 filing. The Committee granted only the performance unit awards, which incentivize the achievement of safety and environmental performance. As further discussed below, the Committee strongly believes that a significant focus on safety and environmental performance is critical to the Company’s long-term success.

The following table shows the components of our long-term incentive program for each of the last three years and for 2016, together with the percentage associated with such portion of the award compared to the total award granted in that year (or for 2016, compared to the total target awards, as the performance shares and restricted stock units were not granted). Long-term incentive awards contain various incentive levels based on the participant’s accountability and potential influence on our performance, with target opportunities established as a percentage of base salary based on the median market data. Each of the components used in the 2014 and 2015 long-term incentive program for the NEOs is described in greater detail below.

Compensation Component	2013	2014		2015(1)		2016(2)
Performance shares	—	35	%(3)	35	%(3)	—
Performance units	30%	30%		30%		30%
Restricted stock/restricted stock units	35%	35%		35%		—
Stock options	35%	—		—		—

(1)                                 As discussed above, the actual values of the performance shares and restricted stock unit components of the 2015 LTIP awards were less than the target values.

(2)                                 2016 LTIP awards were reduced by 70% in light of the Company’s Chapter 11 filing. Only the performance unit component of the LTIP was awarded.

(3)                                 Performance shares include a Total Stockholder Return (TSR) modifier.

Some or all of these performance measures may be used for our other employees, and the performance measures may differ for various groups or classifications of employees. We believe that the performance measures for our performance units and performance shares, together with a TSR modifier potentially applicable to the performance shares, align our NEOs’ long-term compensation packages with the long-term interests of our stakeholders.

If the target level performance is achieved with respect to a particular performance measure (subject to the TSR modifier discussed below), the applicable payout percentage for that performance measure will equal 100%. Achievement at the threshold or maximum performance level results in an applicable payout percentage that varies based on the performance measure, as further discussed below.

Performance Shares —

Performance shares are shares of common stock that can be earned over a three-year performance period, contingent on the Company achieving its specific, pre-established operating cash flow goals. The ultimate number of shares earned is calculated based on actual performance relative to the targets established, and will be further modified up or down based on our total shareholder return achieved relative to peer companies over the three-year performance period. Based on performance, NEOs may receive a 0% payout if performance thresholds are not achieved. NEOs may receive a maximum payout of two times the target number of shares awarded if maximum levels of financial performance are achieved. Performance share awards in 2015 are subject to a three-year cliff vesting schedule. An executive may forfeit the award if his or her employment terminates before the award vests.

Performance shares can provide significant value to recipients because the number of shares earned is variable based on actual performance, and the value underlying each share of common stock is tied to the current stock price. Performance shares, therefore, satisfy our objectives to focus executives on both the achievement of financial goals and the appreciation in the value of our common stock.

For each year’s performance share awards, rather than establish a total operating cash flow target for three years, the Committee divides each performance share award into three tranches, each subject to a separate operating cash flow target over the next three years. The operating cash flow goals are set at the start of each performance year in order to provide the Committee with a better opportunity to assess and establish appropriate target levels of performance. Because goals are set on a year-by-year basis, only a one-third portion is considered granted for accounting purposes each year, and only that one-third portion will appear in the Summary Compensation Table for that year. The following table shows the operating cash flow goals and results for the 2015 portion of the performance share awards granted in 2014 and 2015:

Operating Cash Flow Goals and Achievement in 2015

Tranche	Threshold (50% of Target)	Target (100%)	Maximum (200% of Target)	Actual Results(1)
Tranche 2: 2014 Award	$0	$34,665,000	$100,000,000	$(107,299,000)
Tranche 1: 2015 Award

(1)                                 Because threshold was not met, there will be no payout for these tranches at the end of the three-year performance period for either award.

As noted above, the portion earned based on operating cash flow performance for a year remains subject to cliff vesting at the end of the three-year period and further modification measured over the three-year period based on a total shareholder return modifier, as follows:

Total Shareholder Return Modifier (Adjustment from -25% to +25%)

Peer Group	Threshold (-25% Adjustment)	Target (No Adjustment)	Maximum (+25% Adjustment)
Peer Group (50% Weight)	20th Percentile and below	50th Percentile	90th Percentile and above
Coal Group (50% Weight)	20th Percentile and below	50th Percentile	90th Percentile and above

Performance Units —

Performance units are used as a component of our long-term incentive program in order to motivate our NEOs and other key employees to focus on our operating performance over a multi-year period. Performance units generally provide an opportunity for key employees to earn compensation upon the successful achievement of our objectives over a three-year period. Performance units are paid out in cash.

Payouts under the performance units granted will depend upon our achievement of certain safety and environmental objectives over a three-year period. Both safety and environmental objectives are critical short- and long-term priorities for the Company. Strong safety performance leads to improved employee performance and lower costs associated with regulatory citations, insurance and litigation matters, which, in turn lead to improved operating performance. Improved environmental compliance can improve the areas in which our employees live and operate and also reduce long-term costs and expenses associated with fines, remediation issues and litigation matters. The “target” levels for each of these are equal to a 10% improvement over the prior three-year average of the Company.

During our ongoing discussions with stakeholders, some stakeholders have raised a question about why we include safety and environmental performance in both our annual and long-term incentive programs, with several expressing the view that these measures were duplicative. The Committee has considered this question and believes that it is not duplicative to include these goals in both programs in light of the critical need to incentivize strong safety and environmental performance. Our industry has seen first-hand the impact that lax safety and environmental performance can have on the long-term viability of a company, and we feel strongly that a significant focus on both strong safety and environmental performance is not only beneficial for the safety of our employees and the communities in which we operate, but also a pillar of the long-term success and future of our Company.

In addition, the safety and environmental components of our long-term incentive program do not include a “threshold” measure. Payout is only made if the Company meets a 10% improvement over the Company’s prior three-year average. Finally, with respect to the safety component, payout at the “maximum” level is conditioned not only on meeting the safety measure, but also on exceeding each of the three-year averages for three of our competitors, as shown on the tables below.

2015 Safety and Environmental Compliance Goals

Safety Incident Rate (50% of Total Award)		Environmental Compliance (50% of Total Award)
Payout Factor	Incident Rate	Payout Factor	Notices of Violation
Target (100%)	1.14	Target (100)%	10
175% of Target	1.07	Maximum (200)%	9
Maximum (200%)	1.07 (1)

(1)                                 To achieve Safety Incident Rate maximum payout, the incident rate must be 1.07 or lower and the Safety Incident Rate must be better than the three-year averages of Alpha Natural Resources, Inc., Consol Energy, Inc., and Peabody Energy Corp.

Our compensation program for 2013 included an award of performance units earned based on 2013-2015 performance. In early 2016, the Committee evaluated the level of achievement of the various performance measures for the 2013-2015 performance period and made the following determinations:

Performance Measure	Target	Actual Performance	Relative Weighting	Weighted Payout Percentage
Safety Incident Rate	1.68	1.10	50%	100%
Environmental Compliance	39 NOVs	8 NOVs	50%	100%

Total amounts earned by each NEO under the 2013 performance unit awards for the Company’s 2013-2015 performance are set forth in footnote 4 to the Summary Compensation Table below. The Committee and the Board took into consideration the need to incentivize the continued high achievement of such performance measures in light of the Company’s circumstances and determined to pay these earned amounts to the NEOs, and to pay to the other employees who received 2013 performance unit awards the amounts earned by such employees.

Restricted Stock Units and Restricted Stock —

We believe that restricted stock units and restricted stock can provide a significant retention incentive since they have real, current value that an executive may forfeit if his or her employment terminates before the awards vest.

When awarded, we generally condition receipt of the common stock underlying these awards on the executive’s continued employment. Restricted stock units and restricted stock usually vest in full at the end of a specific period, generally three years in length. In determining the conditions associated with these types of awards, the Committee considers the market competition for the executive’s position, the ability of the executive to influence our long-term financial and operating performance and succession planning. The Committee has retained discretion whether or not to consider the number of shares of our common stock held by an executive in recommending subsequent awards of restricted stock units or restricted stock. The actual number of shares of restricted stock units granted to each NEO as part of a 2015 long-term incentive compensation award is set forth in the table under “Grants of Plan-Based Awards for the Year Ended December 31, 2015.” All restricted stock unit awards granted in 2015 were subject to a three-year cliff vesting schedule.

Other Benefits —

Executive Benefits—We provide a limited number of executive benefits such as financial planning services to our NEOs. The purpose of these benefits is to attract and retain executives with a comprehensive compensation package. Executive benefits are taxable to the executives. Executives do not receive any tax gross up payments on these benefits.

Participation in Benefit Plans and Other Compensation Arrangements—Each of our NEOs is eligible to participate in the same health and welfare plans as our other eligible employees. These plans include medical and dental insurance, life, travel and accidental death and dismemberment insurance, short- and long-term disability coverage and participation in our qualified defined benefit pension plan and qualified defined contribution plan. In addition, for 2015, each of our NEOs was eligible to participate in our supplemental retirement plan and non-qualified deferred compensation plan. Each of our NEOs is also subject to a change-in-control agreement.

The following is a summary of certain benefit plans and other compensation arrangements available to our NEOs but for which our other employees generally may not be eligible:

Supplemental Retirement Plan Benefits—We sponsor a tax-qualified defined benefit plan covering all of our eligible employees, including our executives. We froze this plan on December 31, 2014, the same date that we froze our defined benefit pension plan. No participants earn any service credit after such date. The Internal Revenue Code (the “Code”) limits the amount of qualified retirement benefits we may provide for certain employees. As a result, we sponsor a supplemental retirement plan that provides eligible employees, including the NEOs, with additional retirement benefits that would otherwise be available under our defined benefit pension plan but for the limitations contained in the Code. For more information about our defined benefit pension plan and our supplemental retirement plan, including the accumulated benefits attributable to our NEOs, see “Pension Benefits” below. Claims based on holdings in our supplemental retirement plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

Non-Qualified Deferred Compensation Plan—We sponsor a tax-qualified defined contribution plan covering all of our eligible employees, including the NEOs. For 2015, eligible employees, including the NEOs, were allowed to contribute up to 50% of their base salaries to the plan, subject to certain limitations contained in the Internal Revenue Code. We contributed one dollar for each dollar contributed by our employees, up to a maximum of 6% of employees’ base salaries. The Code limits the amount certain of our employees may contribute to our tax-qualified defined contribution plan in any tax year. As a result, we sponsor a non-qualified deferred compensation plan that allows eligible employees, including the NEOs, to defer receipt of a portion of their base salaries and certain annual and long-term cash incentive awards not subject to these limits. The deferred compensation plan provides higher-paid employees with the full Company matching contribution to which they would otherwise be entitled under our defined contribution plan but for the limitations contained in the Code. For more information about our deferred compensation plan, including information about amounts attributable to our NEOs, see “Non-Qualified Deferred Compensation” below. Claims based on holdings in our deferred compensation plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

Change-in-Control Agreements—In order to provide our NEOs with some financial security in the event their employment with our organization is terminated without cause or under certain circumstances following a change-in-control, we provide the NEOs with change-in-control agreements that provide for cash payments and certain other severance benefits upon a qualifying termination. We believe that the change-in-control agreements we maintain with our executives provide a meaningful mechanism by which to retain those individuals who are most capable of affecting our future performance. Our change-in-control agreements do not include tax gross up provisions. For more information about the change-in-control agreements with our NEOs, see “Potential Payments Upon Termination of Employment or Change-in-Control” below.

Retention Agreements—On July 30, 2015, we entered into retention agreements (“Retention Agreements”) with each of our NEOs and certain other key employees. The agreements provide that, subject to the conditions set forth therein, each employee is eligible to receive quarterly cash retention payments for up to a total of 27 months if his or her employment continues. To encourage retention through the entire period, the payments are backloaded, with each of the first eight quarterly payments equaling 9.375% of the total possible retention award, and the final quarterly payment equaling 25% of the total possible award. If an employee’s employment is terminated for any reason other than by us without “cause” or by the employee for “good reason” (as such terms are defined in the Retention Agreement), any unpaid retention payments under the agreement would be forfeited. The total possible retention award for each of Messrs. Eaves, Drexler and Lang equals 2 times base salary, and for each of Messrs. Cochran and Jones equals 1.5 times base salary. We paid the first quarterly installment under the Retention Agreements to the NEOs and other employees prior to our Chapter 11 filing. Absent an order of the Court finding that certain stringent requirements under the Bankruptcy Code have been met, we are prohibited from making any further payments under the Retention Agreements to the NEOs during our Chapter 11 case.

Stock Ownership Guidelines—Our Board has adopted stock ownership guidelines that are intended to promote meaningful stock ownership by our executives. These guidelines specify a number of shares of our common stock, including unvested restricted stock, unvested restricted stock units, shares held through our qualified defined contribution plan and hypothetical shares of our common stock held through our non-qualified deferred compensation plan, that our executives must accumulate within five years of becoming an executive officer of the Company or receiving a change in target ownership requirement. The specific share holding guidelines are determined based on a multiple of base salary. In 2015 the share holding guidelines were as follows:

Position	Requirement
Chief Executive Officer	5 × Salary
Chief Operating Officer	3 × Salary
Chief Financial Officer	3 × Salary
All other senior officers	2 × Salary

Each officer has five years from the date the new ownership guidelines were adopted to come into compliance with their respective requirement. If an officer does not meet the applicable guideline at any time after the initial five-year period, the officer is required to hold a minimum of 67% of the net shares resulting from any future vesting of equity awards (i.e., restricted stock, restricted stock units or performance shares) until the guideline is met.

Anti-Hedging and Anti-Pledging Policy—Each of our NEOs and directors is subject to the terms of our securities trading policies. Those policies prohibit entering into hedging transactions involving our stock, including trading in or writing “puts” and “calls” or engaging in “short sales,” “margining” or any other action designed to offset any change in the value of the Company’s stock. Those policies also prohibit NEOs and directors from pledging any Company securities.

Impact of Tax Considerations on Compensation

The Code limits the amount of the tax deduction we are entitled to take for compensation paid to our Chief Executive Officer and our next three most highly compensated executive officers other than our Chief Financial Officer for a particular year unless the compensation meets specific standards. We may deduct compensation in excess of $1 million if compensation is “performance-based” and is paid pursuant to a plan that is stockholder approved and meets certain requirements. In developing, implementing and administering our executive compensation program, the Committee considers the impact of these limits and balances the desire to maximize the deductibility of compensation with the goal of attracting, motivating and retaining highly-talented executives.

We generally seek to maximize the tax deductibility of all elements of compensation. However, in light of the need to maintain flexibility in administering our executive compensation program, the Committee retains discretion to recommend to the Board compensation in excess of the limits, even if a portion of it may not be deductible.

Summary Compensation Table

The following table is a summary of compensation information for our Chief Executive Officer, our Chief Financial Officer and each of the other three most highly compensated executive officers for the fiscal year ended December 31, 2015.

The amounts shown in the Stock Awards and Option Awards columns do not necessarily represent the actual value that may ultimately be received by the executives. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock. Additionally, claims based on holdings in our deferred compensation plan and our supplemental retirement plan are unsecured and, therefore, the value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation Earnings ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
John W. Eaves	2015	$1,008,560	$192,188	$791,015	$0	$2,782,146	$21,436	$106,381	$4,901,726
Chairman and	2014	$975,000	$0	$2,744,517	$0	$3,151,533	$399,162	$75,185	$7,345,397
Chief Executive Officer	2013	$850,000	$0	$904,790	$849,493	$1,624,250	$43,121	$76,432	$4,348,086

John T. Drexler	2015	$558,560	$107,813	$334,624	$0	$1,173,939	$0	$62,977	$2,237,913
Senior Vice President and	2014	$525,000	$0	$1,161,015	$0	$1,390,239	$163,121	$45,663	$3,285,038
Chief Financial Officer	2013	$450,000	$0	$376,299	$353,332	$806,400	$0	$48,540	$2,034,571

Paul A. Lang	2015	$708,560	$135,938	$469,424	$0	$1,749,954	$0	$63,154	$3,127,030
President and	2014	$675,000	$0	$1,628,718	$0	$1,943,314	$279,748	$54,504	$4,581,284
Chief Operating Officer	2013	$650,000	$0	$593,082	$556,831	$1,000,413	$2,018	$35,018	$2,837,362

Kenneth D. Cochran	2015	$456,303	$63,281	$260,776	$0	$868,398	$0	$46,962	$1,695,720
Senior Vice President —	2014	$450,000	$0	$904,791	$0	$795,361	$115,711	$39,152	$2,305,015
Operations	2013	410,000	$0	311,708	$292,663	277,890	37,650	38,499	1,368,410

Robert G. Jones	2015	$431,303	$59,766	$246,386	$0	$787,015	$16,222	$48,046	$1,588,738
Senior Vice President — Law,	2014	$425,000	$0	$854,865	$0	$934,726	$165,238	$35,735	$2,415,564
General Counsel and Secretary	2013	$365,000	$0	$277,713	$260,606	$554,435	$16,071	$37,071	$1,510,896

(1)                                               Amounts shown include amounts that our NEOs elected to defer, on a discretionary basis, pursuant to our non-qualified deferred compensation plan. Claims based on holdings in our deferred compensation plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

(2)                                               Amounts shown reflect the first installment paid under our Retention Agreements prior to our Chapter 11 filing. Absent an order of the Court finding that certain stringent requirements under the Bankruptcy Code have been met, we are prohibited from making any further payments under the Retention Agreements to the NEOs during our Chapter 11 case.

(3)                                               The Board approved the stock awards granted in 2015 (performance shares and restricted stock units) based on the same grant price used for the 2014 grant ($4.10) instead of the actual stock price on the date of the grant ($1.34) (these prices do not reflect the one-for-ten reverse stock split). This practice ensured that the NEOs were awarded at least the number of stock shares that were granted in the prior year, but resulted in an equity grant date value equal to 33% of the target value.

Amounts shown represent the aggregate grant date fair value of all stock and stock option awards, as applicable, made to each executive during the year indicated. We have determined the grant date fair value in accordance with FASB ASC Topic 718 (formerly referred to as Statement of Financial Accounting Standards No. 123R, Share-Based Payment). The determination of the grant date fair value is subject to certain estimates and assumptions described in Note 18, Stock-Based Compensation and Other Incentive Plans, to our consolidated financial statements for the year ended December 31, 2015. Amounts shown do not necessarily represent the actual value that may ultimately be received by the executives. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this CD&A.

(4)                                               Amounts shown include the following payouts:

Name	Year	Annual Cash Incentive Awards	Performance Unit Awards(*)
John W. Eaves	2015	$997,146	$1,785,000
	2014	$1,611,408	$1,540,125
	2013	$735,250	$889,000

John T. Drexler	2015	$431,439	$742,500
	2014	$694,145	$696,094
	2013	$311,400	$495,000

Paul A. Lang	2015	$579,954	$1,170,000
	2014	$948,251	$995,063
	2013	$477,913	$522,500

Kenneth D. Cochran	2015	$253,398	$615,000
	2014	$446,236	$349,125
	2013	$212,790	$65,100

Robert G. Jones	2015	$239,515	$547,500
	2014	$421,445	$513,281
	2013	$189,435	$365,000

(*)                                     Amounts shown represent payout of performance unit awards granted in 2013 for the 2013-2015 performance period under Arch’s long-term incentive program. Half of these awards were tied to a safety performance measure and half were tied to an environmental performance measure. Below is a table that lists the performance measure, the applicable threshold, target and maximum achievement levels for each performance measure and the actual performance for each performance measure.

Performance Measure	Relative Weighting	Threshold	Target	Maximum	Actual Performance
Safety Incident Rate	50%	—	1.68	1.59 plus 3-year average must exceed top three industry competitors	1.10 and outperformed all three competitors
Environmental Compliance	50%	—	39 NOVs	34 NOVs	8 NOVs

Amounts shown include amounts that the NEO elected to defer, on a discretionary basis, pursuant to our deferred compensation plan. Claims based on holdings in our deferred compensation plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

(5)                                     Amounts shown represent the changes in the actuarial present value of the accumulated benefits for our NEOs under our defined benefit pension plans, including our supplemental retirement plan, computed in accordance with FASB ASC Topic 715 (formerly referred to as Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions). The present value of accumulated benefits is subject to certain actuarial assumptions described in Note 20, Employee Benefit Plans, to our consolidated financial statements for the year ended December 31, 2015 and under the heading “Employee Benefit Plans” in the section entitled “Critical Accounting Policies”
included in the Form 10-K. Claims based on holdings in our supplemental retirement plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

(6)                                     Amounts shown for 2015 reflect the following:

•                    For Mr. Eaves: matching contributions to defined contribution plan ($15,900), credits under deferred compensation plan ($43,688), dividends and dividend equivalents ($21,483), financial planning services ($15,050) and club dues ($10,260).

•                    For Mr. Drexler: matching contributions to defined contribution plan ($12,140), credits under deferred compensation plan ($20,596), dividends and dividend equivalents ($9,801), financial planning services ($10,804) and club dues ($9,636).

•                    For Mr. Lang: matching contributions to defined contribution plan ($12,462), credits under deferred compensation plan ($32,201), dividends and dividend equivalents ($13,871) and financial planning services ($4,620).

•                    For Mr. Cochran: matching contributions to defined contribution plan ($14,231), credits under deferred compensation plan ($12,684), dividends and dividend equivalents ($5,603) and financial planning services ($14,445).

•                    For Mr. Jones: matching contributions to defined contribution plan ($11,769), credits under deferred compensation plan ($14,712), dividends and dividend equivalents ($7,227) and financial planning services ($14,339).

Grants of Plan-Based Awards for the Year Ended December 31, 2015

The following table shows information relating to the grants of certain equity and non-equity awards made to the NEOs during 2015. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the equity award values reflected in this table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)(1)	Awards ($/Sh)	Option Awards(2)
John W. Eaves	2/26/2015	(3)	$350,141	$1,077,358	$2,154,716
	2/26/2015					29,135			$390,409
	2/26/2015					29,135			$390,409
	2/26/2015	(4)		$1,023,750	$2,047,500

John T. Drexler	2/26/2015	(3)	$151,497	$466,145	$932,290
	2/26/2015					12,325			$165,155
	2/26/2015					12,325			$165,155
	2/26/2015	(4)		$433,150	$866,300

Paul A. Lang	2/26/2015	(3)	$203,647	$626,607	$1,253,214
	2/26/2015					17,290			$231,686
	2/26/2015					17,290			$231,686
	2/26/2015	(4)		$607,500	$1,215,000

Kenneth D. Cochran	2/26/2015	(3)	$88,979	$273,782	$547,564
	2/26/2015					9,605			$128,707
	2/26/2015					9,605			$128,707
	2/26/2015	(4)		$337,500	$675,000

Robert G. Jones	2/26/215	(3)	$84,104	$258,782	$517,564
	2/26/2015					9,075			$121,605
	2/26/2015					9,075			$121,605
	2/26/2015	(4)		$318,750	$637,500

(1)                                     There were no stock options granted to the NEOs during 2015. Refer to the information under the heading “Elements of Our Compensation Program” in the subsection entitled “Compensation Discussion and Analysis” for more information about our stock option awards.

(2)                                     Amounts represent the grant date fair value of restricted stock units and performance shares we awarded to the NEOs for 2015, determined in accordance with FASB ASC Topic 718 (formerly referred to as Statement of Financial Accounting Standards No. 123R, Share-Based Payment). The determination of grant date fair value is subject to certain estimates and assumptions described in Note 16 to our consolidated financial statements for the year ended December 31, 2015 and under the heading “Stock-Based Compensation” in the section entitled “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

(3)                                     Amounts represent the potential amounts payable to each NEO under the annual cash incentive awards for 2015 assuming threshold, target and maximum levels of performance. Amounts paid to each NEO under our annual cash incentive awards for 2015 have been included under the column entitled “Non-Equity Incentive Plan Compensation Earnings” in the Summary Compensation Table.

(4)                                     Amounts represent the potential amounts payable in 2018 to each NEO under performance units awarded in 2015 assuming target and maximum levels of performance for the 2015-2017 performance period. See the information under the heading “Elements of Our Compensation Program” in the sub-section entitled “Compensation Discussion and Analysis” for more information about our performance unit awards.

Outstanding Equity Awards at December 31, 2015

The following table shows information relating to the equity awards previously made to the NEOs which remain outstanding at December 31, 2015. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this table.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John W. Eaves	23,850	(2)	11,925	(2)	0	$52.30	2/28/2023	0		$0.00	0	$0.00
	4,820	(3)	0	(3)	0	$96.20	4/26/2022	0		$0.00	0	$0.00
	13,465	(4)	0	(4)	0	$139.30	2/23/2022	0		$0.00	0	$0.00
	13,035	(5)	0	(5)	0	$140.50	2/19/2019	0		$0.00	0	$0.00
	9,080	(6)	0	(6)	0	$226.50	2/18/2020	0		$0.00	0	$0.00
	8,480	(7)	0	(7)	0	$324.90	2/24/2021	0		$0.00	0	$0.00
	8,620	(8)	0	(8)	0	$329.90	2/22/2017	0		$0.00	0	$0.00
	8,000	(9)	0	(9)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	4,275	(10)	0	(10)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	0		0		0			17,300	(11)	$17,075.10	0	$0.00
	0		0		0			29,135	(14)	$28,756.25	0	$0.00
	0		0		0			29,135	(15)	$28,756.25	0	$0.00
	0		0		0			29,135	(16)	$28,756.25	0	$0.00
	0		0		0			29,135	(17)	$28,756.25	0	$0.00
Total	93,625		11,925		0			133,840		$132,100.10	0	$0.00

John T. Drexler	9,920	(2)	4,960	(2)	0	$52.30	2/28/2023	0		$0.00	0	$0.00
	7,495	(4)	0	(4)	0	$139.30	2/23/2022	0		$0.00	0	$0.00
	6,365	(5)	0	(5)	0	$140.50	2/19/2019	0		$0.00	0	$0.00
	4,800	(6)	0	(6)	0	$226.50	2/18/2020	0		$0.00	0	$0.00
	4,725	(7)	0	(7)	0	$324.90	2/24/2021	0		$0.00	0	$0.00
	870	(8)	0	(8)	0	$329.90	2/22/2017	0		$0.00	0	$0.00
	465	(9)	0	(9)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	3,440	(12)	0	(12)	0	$568.40	4/24/2018	0		$0.00	0	$0.00
	0		0		0			7,195	(11)	$7,101.47	0	$0.00
	0		0		0			12,325	(14)	$12,164.78	0	$0.00
	0		0		0			12,325	(16)	$12,164.78	0	$0.00
	0		0		0			12,325	(17)	$12,164.78	0	$0.00
	0		0		0			12,325	(18)	$12,164.78	0	$0.00
Total	38,080		4,960		0			56,495		$55,760.59	0	$0.00

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Lang	15,634	(2)	7,816	(2)	0	$52.30	2/28/2023	0		$0.00	0	$0.00
	3,685	(3)	0	(3)	0	$96.20	4/26/2022	0		$0.00	0	$0.00
	8,330	(4)	0	(4)	0	$139.30	2/23/2022	0		$0.00	0	$0.00
	6,720	(5)	0	(5)	0	$140.50	2/19/2019	0		$0.00	0	$0.00
	5,070	(6)	0	(6)	0	$226.50	2/18/2020	0		$0.00	0	$0.00
	4,985	(7)	0	(7)	0	$324.90	2/24/2021	0		$0.00	0	$0.00
	5,675	(8)	0	(8)	0	$329.90	2/22/2017	0		$0.00	0	$0.00
	4,290	(9)	0	(9)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	0		0		0			11,340	(11)	$11,192.58	0	$0.00
	0		0		0			17,290	(14)	$17,065.23	0	$0.00
	0		0		0			17,290	(15)	$17,065.23	0	$0.00
	0		0		0			17,290	(16)	$17,065.23	0	$0.00
	0		0		0			17,290	(17)	$17,065.23	0	$0.00
Total	54,389		7,816		0			80,500		$79,453.50	0	$0.00

Kenneth D. Cochran	8,217	(2)	4,108	(2)	0	$52.30	2/28/2023	0		$0.00	0	$0.00
	2,765	(13)	0	(13)	0	$74.20	8/9/2022	0		$0.00	0	$0.00
	2,165	(4)	0	(4)	0	$139.30	2/23/2022	0		$0.00	0	$0.00
	1,005	(5)	0	(5)	0	$140.50	2/19/2019	0		$0.00	0	$0.00
	760	(6)	0	(6)	0	$226.50	2/18/2020	0		$0.00	0	$0.00
	520	(7)	0	(7)	0	$324.90	2/24/2021	0		$0.00	0	$0.00
	750	(8)	0	(8)	0	$329.90	2/22/2017	0		$0.00	0	$0.00
	785	(9)	0	(9)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	0		0		0			5,960	(11)	$5,882.52	0	$0.00
	0		0		0			9,605	(14)	$9,480.14	0	$0.00
	0		0		0			9,605	(15)	$9,480.14	0	$0.00
	0		0		0			9,605	(16)	$9,480.14	0	$0.00
	0		0		0			9,605	(17)	$9,480.14	0	$0.00
Total	16,967		4,108		0			44,380		$43,803.08	0	$0.00

Robert G. Jones	7,317	(2)	3,658	(2)	0	$52.30	2/28/2023	0		$0.00	0	$0.00
	5,530	(4)	0	(4)	0	$139.30	2/23/2022	0		$0.00	0	$0.00
	5,545	(5)	0	(5)	0	$140.50	2/19/2019	0		$0.00	0	$0.00
	4,185	(6)	0	(6)	0	$226.50	2/18/2020	0		$0.00	0	$0.00
	3,485	(7)	0	(7)	0	$324.90	2/24/2021	0		$0.00	0	$0.00
	5,325	(8)	0	(8)	0	$329.90	2/22/2017	0		$0.00	0	$0.00
	3,470	(9)	0	(9)	0	$526.90	2/21/2018	0		$0.00	0	$0.00
	0		0		0			5,310	(11)	$5,240.97	0	$0.00
	0		0		0			9,075	(14)	$8,957.03	0	$0.00
	0		0		0			9,075	(15)	$8,957.03	0	$0.00
	0		0		0			9,075	(16)	$8,957.03	0	$0.00
	0		0		0			9,075	(17)	$8,957.03	0	$0.00
Total	34,857		3,658		0			41,610		$41,069.09	0	$0.00

(1)            Calculated using the closing price for our common stock as reported on the New York Stock Exchange on December 31, 2015.

(2)            Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 28, 2014, February 28, 2015 and February 28, 2016.

(3)            Stock options vest at the rate of 33 1/3% per year, with vesting dates of April 26, 2013, April 26, 2014 and April 26, 2015.

(4)            Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 23, 2013, February 23, 2014 and February 23, 2015.

(5)                                     Stock options vest at the rate of 25% per year, with vesting dates of February 19, 2010, February 19, 2011, February 19, 2012 and February 19, 2013.

(6)                                     Stock options vest at the rate of 25% per year, with vesting dates of February 18, 2011, February 18, 2012, February 18, 2013 and February 18, 2014.

(7)                                     Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 24, 2012, February 24, 2013 and February 24, 2014.

(8)                                     Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 22, 2008, February 22, 2009 and February 22, 2010.

(9)                                     Stock options vest at the rate of 33 1/3% per year, with vesting dates of February 21, 2009, February 21, 2010 and February 21, 2011.

(10)                                One-half of the stock options vested on February 21, 2011, and one-half of the stock options vested on February 21, 2012.

(11)                                Such restricted stock units were scheduled to vest on February 28, 2016, but, instead, were canceled in light of our Chapter 11 filing. No cash or other consideration was paid upon cancelation of the restricted stock units.

(12)                                Stock options vest at the rate of 33 1/3% per year, with vesting dates of April 24, 2009, April 24, 2010 and April 24, 2011.

(13)                                Stock options vest at the rate of 33 1/3% per year, with vesting dates of August 9, 2013, August 9, 2014 and August 9, 2015.

(14)                                Restricted stock units vest on February 28, 2017.

(15)                                Performance shares vest on February 27, 2017.

(16)                                Restricted stock units vest on February 26, 2018.

(17)                                Performance shares vest on February 26, 2018.

Option Exercises and Stock Vested for the Year Ended December 31, 2015

The following table shows information relating to the exercise or vesting, during 2015, of certain equity awards previously made to the NEOs. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect the NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this CD&A.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John W. Eaves	—	—	7,100	$88,054
John T. Drexler	—	—	2,970	$38,907
Paul A. Lang	—	—	4,655	$57,187
Kenneth D. Cochran	—	—	2,315	$13,245
Robert G. Jones	—	—	2,190	$28,689

(1)                                 Amounts shown represent the value realized upon exercise of outstanding stock options calculated by multiplying the number of shares acquired upon exercise by the difference between the option exercise price and the fair market value of our common stock on the date of exercise.

(2)                                 Amounts shown represent the value realized upon vesting of outstanding awards calculated by multiplying the number of shares that vested by the fair market value of our common stock on the date of vesting.

Pension Benefits

Defined Benefit Pension Plan.  We sponsor a defined benefit pension plan covering all of our eligible employees, including our NEOs. We froze our pension plan on December 31, 2014. No participants earn any service credit after such date. Under the plan, a cash balance account was established for each participant. Participants become vested in their cash balance accounts after serving three years with us. Upon retirement or upon termination of employment following three years of service with us, participants or their beneficiaries may elect to receive benefits in a lump sum, in installments over a period of time or at a later date. Participants are not allowed to receive benefits in a lump sum during our Chapter 11 case. Under the terms of the plan, normal retirement occurs on the first day of the month following the date a participant turns 65. We credit each participant’s cash balance account with an interest amount based on the U.S. Treasury rate, subject to an annual minimum rate of 4.25%.

Supplemental Retirement Plan.  We sponsor a supplemental retirement plan covering all of our eligible employees, including our NEOs, whose retirement benefits under our defined benefit pension plan are limited by the Code. Subject to the limitations contained in the Code, benefits under the supplemental retirement plan will be paid six months after termination. Claims based on holdings in our supplemental retirement plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

The following table shows information relating to the accumulated benefits to which the NEOs are entitled under our defined benefit pension plans at December 31, 2015:

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
John W. Eaves	Arch Coal, Inc. Retirement Account Plan	33	$1,478,923	—
	Arch Coal, Inc. Supplemental Retirement Plan	33	$583,413	—
John T. Drexler	Arch Coal, Inc. Retirement Account Plan	18	$314,135	—
	Arch Coal, Inc. Supplemental Retirement Plan	18	$195,149	—
Paul A. Lang	Arch Coal, Inc. Retirement Account Plan	31	$924,277	—
	Arch Coal, Inc. Supplemental Retirement Plan	31	$404,327	—
Kenneth D. Cochran	Arch Coal, Inc. Retirement Account Plan	10	$275,480	—
	Arch Coal, Inc. Supplemental Retirement Plan	10	$173,241	—
Robert G. Jones	Arch Coal, Inc. Retirement Account Plan	24	$869,630	—
	Arch Coal, Inc. Supplemental Retirement Plan	24	$170,458	—

(1)                                 Under our defined benefit pension plans, certain of our NEOs have been credited with additional years of service attributable to employment with one or more predecessor entities as follows: Mr. Eaves — 15 years, Mr. Lang — 13 years, and Mr. Jones — 6 years.

(2)                                 Amounts shown for each named executive officer represent the actuarial present value of the named executive’s accumulated benefit under our defined benefit pension plans as of December 31, 2015, computed in accordance with FASB ASC Topic 715 (formerly known as Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions). The present value of accumulated benefits is subject to certain actuarial assumptions described in Note 21, Employee Benefit Plans, to our consolidated financial statements for the year ended December 31, 2015 and under the heading “Employee Benefit Plans” in the section entitled “Critical Accounting Policies” included in the Form 10-K.

Non-Qualified Deferred Compensation

We maintain a deferred compensation plan that, prior to our Chapter 11 filing, allowed an eligible employee to defer receipt of his or her base salary and/or incentive awards until the date or dates elected by the employee. Until immediately prior to our Chapter 11 filing, the cash amounts deferred were invested in cash accounts that mirrored the gains and/or losses of a number of different investment funds. The deferred compensation plan offered participants a wide range of publicly-available investment funds, including international, U.S. equity, bond and money market funds. These investment funds were substantially similar to the investment alternatives offered to participants in our defined contribution plan. The plan has never offered any above-market rates of return to any of our NEOs.

In 2015, participants in the plan were allowed to defer up to 85% of their base salaries and up to 100% of their annual incentive awards. The plan also allowed participants to defer receipt of up to 100% of the shares issuable under any restricted stock units or performance-contingent phantom stock awards granted to executives under our long-term incentive program. Participants are always vested in their deferrals to the plan and any related earnings. We contributed one dollar for each dollar of base salary deferred by participants in the plan, up to a maximum of 6% of the participant’s base salaries.

Under the plan, we credit each participant’s account with the number of units equal to the number of shares or units that the participant could purchase or receive with the amount of compensation deferred under the plan on the date we credit the participant’s account, based upon the fair market value of the underlying investment on that date. We will pay the amount of compensation deferred under the plan to the participant (or to his or her designated beneficiary in the event of death) in annual installments or in a lump sum, at the participant’s election, following the participant’s termination of employment or on the date or dates specified by the participant in his or her payment election. The amount we pay will be based on the number of units credited to each participant’s account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on the date payment occurs. We may also pay a participant the amount of compensation deferred under the plan prior to the date the participant initially elected to receive payment if we determine that the employee has a demonstrated financial hardship.

The following table shows information relating to the activity in the deferred compensation plan accounts for the NEOs during 2015. Claims based on holdings in our deferred compensation plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last Fiscal Year End ($)(3)
John W. Eaves	$130,504	$43,688	$(367,732)	$(821,394)	$2,304,767
John T. Drexler	$22,546	$20,596	$(51,156)	$0	$92,153
Paul A. Lang	—	$32,201	$(9,080)	$(85,605)	$843,323
Kenneth D. Cochran	—	$12,684	$(54,840)	$(82,987)	$516,187
Robert G. Jones	—	$14,712	$22,042	$(201,755)	$791,213

(1)         Amounts shown represent credits we made under our deferred compensation plan to the named executive officer’s account that are intended to provide the named executive officer with the full company matching contributions to which he would otherwise be entitled under our defined contribution plan but for certain limitations contained in the Code. We have included these amounts in the column entitled “All Other Compensation” contained in the Summary Compensation Table.

(2)         Reflects amounts distributed (a) on the specified dates elected by the NEOs prior to the deferral dates and (b) on termination of the deferred compensation plan with respect to amounts vested as of December 31, 2004 (and therefore “grandfathered” from the nonqualified deferred compensation rules under Section 409A of the Code).

(3)         Amounts shown include the following that we have reported as compensation for 2015 in the Summary Compensation Table:  Mr. Eaves — $43,688; Mr. Drexler — $20,596; Mr. Lang — $32,201; Mr. Cochran — $12,684; and Mr. Jones — $14,712.

Potential Payments Upon Termination of Employment or Change-in-Control

We maintain certain agreements or arrangements with each of the NEOs that provide for the payment or acceleration of certain benefits in the event that the NEO’s employment is terminated without cause or following a change-in-control. In addition to the benefits described below, the NEOs would also be entitled to receive certain benefits under our defined benefit and contribution plans, supplemental retirement plan and non-qualified deferred compensation plan. See the sub-section entitled “Pension Benefits” for more information on the benefits accumulated under our defined benefit pension plan and our supplemental retirement plan that are attributable to each of the NEOs and the sub-section entitled “Non-Qualified Deferred Compensation” for more information on the aggregate balance maintained under our deferred compensation plan by each of the NEOs.

Potential Payments Upon Termination of Employment

We maintain change-in-control agreements with each of our executives, including the NEOs, and certain other key employees. Under the change-in-control agreements and certain other arrangements we have with the NEOs, we may be required to provide compensation in the event of a termination of employment or a change in control of the Company. As a condition to each executive’s entitlement to receive payments under the change-in-control agreements, the executive is required to execute a waiver of claims against us and to abide by certain non-disclosure, non-competition and non-solicitation requirements.

Voluntary termination and termination for cause—Each of the NEOs may terminate his or her employment at any time. In addition, we may terminate the employment of the NEOs for cause at any time. Under the terms of the change-in-control agreements with each NEO, a termination is for cause if it is for any of the following reasons:

•                  a willful and continual failure to perform his or her duties;

•                  gross misconduct that is materially and demonstrably detrimental to us; or

•                  the commission of a felony.

If we terminate an executive’s employment for cause or if an executive voluntarily terminates his employment, then we will pay the executive an amount equal to the executive’s accrued and unpaid base salary and unused vacation time. Any unexpired, unvested restricted stock, restricted stock units, performance units, stock options or performance-contingent stock would automatically be forfeited. If we had terminated each of the NEOs for cause or if each of the NEOs had terminated his employment on December 31, 2015, then the executives would not have been entitled to receive any amounts from us.

Involuntary termination prior to a change-in-control—Each of the NEOs may be entitled to certain benefits on an involuntary termination. If we terminate an executive without cause prior to a change-in-control, then under the terms of the change-in-control agreement, we will pay the executive a lump sum cash amount equal to the following:

•                  one times (two times for Mr. Eaves) the executive’s highest annual base salary during the preceding three years;

•                  12 times (18 times for Mr. Eaves) the effective monthly COBRA rate;

•                  12 times (24 times for Mr. Eaves) the applicable monthly life insurance premium rate;

•                  a pro-rata portion of any amounts to which the executive would be entitled under our annual cash incentive awards or our long-term cash and equity-based incentive awards;

•                  one times the higher of the executive’s annual cash incentive award for the most recent year or the average annual cash incentive award for the three preceding years;

•                  the matching contribution under our defined contribution plan and executive deferred compensation plan and the annual cash balance credit amounts under our defined benefit plans as if the executive continued to participate in those plans for a period of 12 months (24 months for Mr. Eaves);

•                  the value of any unused vacation time.

In addition, all unexpired stock options held by the executive on the date of termination will immediately vest and become exercisable by the executive in accordance with the terms of our stock incentive plan and related stock option award agreements. Also, we have agreed to reimburse the NEO for the cost of financial counseling services (up to a maximum of $5,000) for a period of 12 months (24 months for Mr. Eaves), and the cost of reasonable outplacement services for a period of 12 months (24 months for Mr. Eaves).

Each NEO’s Retention Agreement provides that, if the NEO’s employment is terminated by us without cause or by the NEO for good reason, the NEO is entitled to a lump sum payment in an amount equal to any remaining unpaid retention payments under the agreement. For additional information, see “Retention Agreements” above.

The following table shows the amounts each of the NEOs would have received if we had terminated his employment for reasons other than for cause prior to a change-in-control on December 31, 2015:

	John W. Eaves	John T. Drexler	Paul A. Lang	Kenneth D. Cochran	Robert G. Jones
Cash payments:
Cash severance	$3,164,601	$1,053,995	$1,393,706	$779,141	$733,465
Healthcare coverage	$39,683	$26,456	$20,091	$17,626	$26,456
Life insurance premiums	$45,552	$8,040	$22,776	$21,636	$33,804
Incentive awards(1)	$3,142,358	$1,346,187	$1,856,607	$948,365	$902,532
Retirement benefits	$652,821	$147,618	$246,956	$127,002	$146,475
Financial counseling and outplacement services	$30,000	$20,000	$20,000	$20,000	$20,000
Accrued salary and accrued vacation	$0	$0	$0	$0	$0
Retention payment	$1,857,813	$1,042,188	$1,314,063	$611,719	$577,734
Acceleration of equity awards(2):
Restricted stock units and restricted stock	$42,063	$17,678	$25,969	$14,108	$13,028
Performance shares	$25,843	$10,933	$15,337	$8,520	$8,050
Stock options	$0	$0	$0	$0	$0
Total	$9,000,734	$3,673,095	$4,915,505	$2,548,117	$2,461,544

(1)         For purposes of estimating the amounts payable by us under our annual cash incentive awards or our long-term cash and equity-based incentive awards, we have assumed that we achieved target levels of performance under those awards.

(2)         We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this table.

Termination in connection with a change-in-control—Each of the NEOs may be entitled to certain benefits if we terminate the executive’s employment for reasons other than cause following a change-in-control or if the executive terminates his employment for “good reason” (as defined in the executive’s change-in-control agreement) during the two years following a change-in-control.

Under the terms of the change-in-control agreements with each NEO, a change-in-control means any of the following:

•                  a consolidation, merger or similar transaction in which we do not survive or in which shares of our common stock are converted into cash, securities or other property, other than a merger in which the holders of our common stock immediately prior to the merger maintain substantially the same proportionate ownership of the common stock of the surviving entity immediately after the merger;

•                  the sale, lease, exchange or other transfer of all or substantially all of our assets;

•                  the approval by our stockholders of a plan of liquidation or dissolution; or

•                  the failure of our directors to constitute a majority of our board of directors at any time during any two consecutive years.

If we terminate an executive for reasons other than for cause following a change-in-control or if the executive terminates his employment for good reason during the two years following a change-in-control, then under the terms of the change-in-control agreement, we will pay the executive a lump sum cash amount equal to the following:

•                  two times (three times for Mr. Eaves) the executive’s highest annual base salary during the preceding three years;

•                  18 times the effective monthly COBRA rate;

•                  24 times (36 times for Mr. Eaves) the applicable monthly life insurance premium rate;

•                  the full amount of any long-term cash and equity-based awards and a pro-rata portion of any amounts to which the executive would be entitled under our annual cash incentive awards;

•                  two times (three times for Mr. Eaves) the higher of the executive’s annual cash incentive award for the most recent year or the average annual cash incentive award for the three years preceding the date of termination;

•                  the matching contribution under our defined contribution plan and non-qualified executive deferred compensation plan and the annual credit amounts under our defined benefit plans as if the executive continued to participate in those plans for a period of 24 months (36 months for Mr. Eaves); and

•                  the value of any unused vacation time.

In addition, all unexpired stock options held by the executive on the date of termination will immediately vest and become exercisable by the executive in accordance with the terms of our stock incentive plan and related equity award agreements. Also, we have agreed to reimburse each NEO for the cost of financial counseling services (up to a maximum of $5,000) for a period of 24 months (36 months for Mr. Eaves), and the cost of reasonable outplacement services for a period of 24 months (36 months for Mr. Eaves).

As noted above, each NEO’s Retention Agreement provides that, if the NEO’s employment is terminated by us without cause or by the NEO for good reason (regardless of whether such termination is in connection with a change in control), the NEO is entitled to a lump sum payment in an amount equal to any remaining unpaid retention payments under the agreement.

The following table shows the amounts each NEO would have received if we had terminated his employment on December 31, 2015 for reasons other than for cause following a change-in-control or if the NEO had terminated his employment on December 31, 2015 for good reason following a change-in-control:

	John W. Eaves	John T. Drexler	Paul A. Lang	Kenneth D. Cochran	Robert G. Jones
Cash payments:
Cash severance	$6,418,804	$2,107,989	$2,787,412	$1,558,283	$1,466,930
Healthcare coverage	$39,683	$39,683	$30,136	$26,440	$39,683
Life insurance premiums	$68,328	$16,080	$45,552	$43,272	$67,608
Incentive awards(1)	$1,077,358	$466,145	$626,607	$273,782	$258,782
Retirement benefits	$935,759	$258,090	$433,633	$228,075	$269,561
Financial counseling and outplacement services	$40,000	$30,000	$30,000	$30,000	$30,000
Accrued salary and accrued vacation	$0	$0	$0	$0	$0
Retention payment	$1,857,813	$1,042,188	$1,314,063	$611,719	$577,734
Acceleration of equity awards(2):
Restricted stock units and restricted stock	$74,814	$31,527	$45,461	$24,918	$23,225
Performance shares	$57,687	$24,404	$34,234	$19,018	$17,969
Stock options(3)	$0	$0	$0	$0	$0
Total	$10,570,246	$4,016,106	$5,347,098	$2,815,507	$2,751,492

(1)                                           For purposes of estimating the amounts payable by us under our annual cash incentive awards, we have assumed that we achieved target levels of performance under those awards. Payouts under performance units would be triggered upon a change-in-control and, accordingly, we have not included those payouts in the table above. Instead, payouts under performance units have been included in the table below under the heading “Potential Payments Upon Change-in-Control.”

(2)                                           We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this table.

(3)                                           All outstanding options become fully exercisable upon a change-in-control and, accordingly, have not been included in the table above. Instead, the value has been included in the table below under the heading “Potential Payments Upon Change-in-Control.”

Retirement, death and disability—In the event an NEO’s employment is terminated as a result of his retirement, death or disability, then we will pay the executive an amount equal to the executive’s accrued and unpaid base salary, unused vacation time and all other amounts, including payouts under our annual cash incentive awards, that the executive has earned but which have not yet been paid. If an executive’s employment is terminated as a result of his retirement, death or disability, all unvested stock options will continue to vest on schedule (for five years, in the case of retirement, or for one year, in the case of death or disability). All options that are, or that become, vested must be exercised within a specified period following such termination (five years, in the case of retirement, or one year, in the case of death or disability) or if earlier, until the expiration date of the option. Any restricted stock units, performance units or performance shares held by the executive vest based on the portion of the vesting period that preceded such termination (subject to attainment of the applicable performance goals, in the case of performance-based awards).

The following table shows the amounts each NEO would have received if the employment of the executive had terminated on December 31, 2015 as a result of his retirement, death or disability:

	John W. Eaves	John T. Drexler	Paul A. Lang	Kenneth D. Cochran	Robert G. Jones
Cash payments:
Cash severance
Healthcare coverage
Life insurance premiums
Incentive awards(1)	$1,077,358	$466,145	$626,607	$273,782	$258,782
Retirement benefits
Financial counseling and outplacement services
Accrued salary and accrued vacation
Acceleration of equity awards(2):
Restricted stock units and restricted stock	$42,063	$17,678	$25,969	$14,108	$13,028
Performance shares	$25,843	$10,933	$15,337	$8,520	$8,050
Stock options	$0	$0	$0	$0	$0
Total	$1,145,264	$494,756	$667,913	$296,409	$279,860

(1)         For purposes of estimating the amounts payable by us under our annual cash incentive awards, we have assumed that we achieved target levels of performance under those awards.

(2)         We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this table.

Potential Payments Upon Change-in-Control

Under the terms of our stock incentive plan and the agreements governing the various awards outstanding at December 31, 2015, each NEO would be entitled to certain benefits in the event a change in control occurs. Under the terms of our stock incentive plan, all outstanding stock options will become fully exercisable and will remain exercisable for the original term of the options, all outstanding restricted stock and restricted stock units will become fully vested and be distributed to the executive, and all of the performance units and performance-contingent shares will be paid out in the event a change in control occurs.

Under the terms of the stock incentive plan, a change in control means any change in control that would be required to be reported as such with the SEC, including without limitation any of the following:

•                  a consolidation or merger in which we do not survive or in which shares of our common stock are converted to cash, securities or other property, other than a merger in which the holders of our common stock immediately prior to the merger maintain more than 50% of the ownership of common stock of the surviving corporation immediately after the merger;

•                  the sale, lease, exchange or other transfer of all or substantially all of our assets;

•                  the adoption by our board of directors of a plan of liquidation or dissolution; or

•                  the acquisition by any person of more than 20% of our outstanding common stock.

The following table shows the amounts each NEO would have received if we had undergone a change-in-control on December 31, 2015:

	John W. Eaves	John T. Drexler	Paul A. Lang	Kenneth D. Cochran	Robert G. Jones
Cash payments:
Cash severance
Healthcare coverage
Life insurance premiums
Incentive awards(1)	$6,247,500	$2,681,350	$3,735,000	$2,022,500	$1,950,000
Retirement benefits
Financial counseling and outplacement services
Accrued salary and accrued vacation
Acceleration of equity awards(2):
Restricted stock units and restricted stock(3)	$74,814	$31,527	$45,461	$24,918	$23,225
Performance shares(3)	$57,687	$24,404	$34,234	$19,018	$17,969
Stock options	$0	$0	$0	$0	$0
Total	$6,380,001	$2,737,281	$3,814,695	$2,066,436	$1,991,194

(1)                                 For purposes of estimating the amounts payable by us under performance unit awards, we have assumed that we achieved maximum levels of performance under those awards.

(2)                                 The stock options were out of the money on December 31, 2015. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our NEOs to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected in this table.

(3)                                 For purposes of estimating the amounts payable under the stock incentive plan in the event of a change-in-control, we have calculated the value of accelerated vesting of restricted stock units and restricted stock by multiplying the number of shares underlying unvested restricted stock units and target performance shares outstanding at December 31, 2015 by the closing price of our common stock on December 31, 2015.

DIRECTOR COMPENSATION

Our director compensation program is designed to compensate our non-employee directors for the amount of work required for a company of our size and scope and to align the interests of our non-employee directors with the long-term interests of our stakeholders. Upon our emergence from Chapter 11, we expect all equity-based holdings will be canceled, including holdings in the form of restricted stock units. As a result, we do not expect our directors to receive any value for their equity-based holdings. Also, any claims based on holdings in our deferred compensation plan for non-employee directors are unsecured, and the value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

The Personnel and Compensation Committee annually reviews the compensation structure and amounts for our non-employee directors. Our human resources department supports the Personnel and Compensation Committee by researching the structures and amounts of compensation programs sponsored by other similarly-sized public companies and compiling the results of that research for the Personnel and Compensation Committee. From time to time, the Personnel and Compensation Committee may engage a compensation consultant to provide survey or proxy data on the structure and amount of director compensation for other companies.

Compensation.  Our Board adopted the following compensation structure for our non-employee directors for 2015:

Annual Board Retainers

Annual retainer	$100,000
Additional retainer — Independent Chairman	$100,000
Additional retainer — Lead Director (if no Independent Chairman)	$30,000
Additional retainer — Chairman of the Audit Committee	$30,000
Additional retainer — Chairman of other committees	$15,000
Additional committee retainer fee — Audit Committee	$15,000
Additional committee retainer fee — all other committees	$10,000
New director fee	$60,000
Restricted stock units	$110,000	(1)

(1)         To conserve the available equity share pool, our directors were granted restricted stock units in 2015 utilizing the 2014 grant price ($4.10), rather than the grant date share price ($0.99) (these prices do not reflect the one-for-ten reverse stock split). As a result, the grant date value of the restricted stock units granted to each of our directors in 2015 was $26,582 (rather than the $110,000 target value). These units were canceled in February 2016 in light of the Chapter 11 filing.

Meeting Fees

In the event there are more than eight Board meetings in a given calendar year, each Board member receives a meeting fee of $2,000 for each in-person meeting and $1,000 for each telephonic meeting, beginning with the ninth meeting of the year.

In the event there are more than six meetings of a standing Committee in a given calendar year, each Committee member receives a meeting fee of $2,000 for each in-person meeting and $1,000 for each telephonic meeting of such standing Committee, beginning with the seventh meeting of the year.

Any member of a special committee established by the Board receives a meeting fee of $2,000 for each in-person meeting and $1,000 for each telephonic meeting of such committee.

Mr. Eaves and Mr. Lang, both of whom are employees, do not receive separate retainers or meeting fees for their services as directors, and their compensation is discussed under “Executive Compensation.”

Non-Qualified Deferred Compensation Plan.  Our Board has adopted a deferred compensation plan for non-employee directors. For 2015, non-employee directors were allowed to defer receipt of any or all of the compensation paid to them in a cash account that mirrored the gains and/or losses of a number of different investment funds, one of which was a hypothetical investment in shares of our common stock. We credited each non-employee director’s account with the number of units equal to the number of shares or units that the non-employee director could purchase or receive with the amount of compensation deferred under the plan on the date we credited the non-employee director’s account, based upon the fair market value of the underlying investment on that date.

When a director terminates his or her service as a director, we will pay the amount of compensation deferred under the plan to the director (or to his or her designated beneficiary in the event of death) in annual installments or in a lump sum, at the director’s election. The amount we pay will be based on the number of units credited to each director’s account, valued on the basis of the fair market value of an equivalent number of shares or units of the underlying investment on the date payment occurs. We may also pay a director the amount of compensation deferred under the plan prior to the termination of a director’s service as a director if the Board determines that the director has a demonstrated financial hardship. Claims based on holdings in our deferred compensation plan are unsecured. The value of such claims and the treatment of such holdings will be determined in connection with our plan of reorganization in our Chapter 11 case.

Other Compensation Arrangements.  In addition to the compensation elements described above, we sponsor a director matching gift program. Under our matching gift program, we donate $2.00 for each dollar contributed by a director to accredited institutions of higher education up to a maximum of $6,000 each year. We have included the matching gifts paid on behalf of our non-employee directors for 2015 in the table below. Upon a director’s retirement or other departure from the Board, the Board may approve a one-time donation to a charitable institution in the name of such director for recognition of that director’s service and dedication to the Board.

We do not maintain a directors’ retirement plan, and non-employee directors do not participate in our health, welfare or benefit plans.

Stock Ownership Guidelines.  In order to align the interests of our non-employee directors with the long-term interests of our stockholders, the Board has adopted stock ownership guidelines for non-employee directors. Each newly elected non-employee director is expected to satisfy this goal within five years of becoming a director.

Under the guidelines, each non-employee director is required to own a number of shares of our common stock equal in value to three times the value of the annual retainer. Each non-employee director’s ownership is reviewed annually, with each share of common stock held by a non-employee director being valued at the Company’s average closing price for the 90 days prior to the measurement date. In the event that a non-employee director does not meet the applicable guideline at any time after the initial five-year period, the director is required to hold a minimum of 67% of the net shares resulting from any future vesting of restricted stock or restricted stock units until the guideline is met. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our directors to receive any value for their restricted stock units or any other equity holdings in the Company’s common stock.

Please see the table under the heading “Security Ownership of Directors and Executive Officers” for more information about the beneficial ownership of our Common Stock by our non-employee directors.

The following table sets forth compensation paid to each director (other than Mr. Eaves and Mr. Lang) in 2015 who served on the Board during the calendar year 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David D. Freudenthal	156,000	26,582	—	182,582
Patricia F. Godley	183,251	26,582	—	209,833
Paul T. Hanrahan	191,000	26,582	6,000	223,582
Douglas H. Hunt	186,352	26,582	—	212,934
J. Thomas Jones	155,000	26,582	—	181,582
George C. Morris III	158,000	26,582	—	184,582
James A. Sabala	252,521	26,582	—	279,103
Theodore D. Sands	240,582	26,582	—	267,164
Wesley M. Taylor	186,330	26,582	—	212,912
Peter I. Wold	167,330	26,582	6,000	199,912

(1)                                 Each director listed above received 2,685 restricted stock units on April 23, 2015; these units were to vest on April 23, 2016, but, instead, were canceled in February 2016 in light of the Chapter 11 filing. No cash or other consideration was paid to directors upon cancelation of the restricted stock units.

(2)                                 Amounts shown reflect a contribution under our director matching gift program.

PERSONNEL AND COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee is comprised entirely of independent directors and has the responsibility for reviewing and recommending changes in our executive compensation policies and programs to the board of directors. The committee also reviews and makes recommendations for all compensation payments to our chief executive officer and other executives, which are approved by the board of directors as a whole.

The Personnel and Compensation Committee has reviewed and met with management to discuss the disclosures contained in the section of this Amendment entitled “Executive Compensation — Compensation Discussion and Analysis.” Based on that review and discussions with management, the Personnel and Compensation Committee recommended to the board of directors, and the board of directors approved, including the disclosures contained in the section entitled “Compensation Discussion and Analysis” in this Amendment and, by incorporating that section by reference, in the Form 10-K filing with the SEC.

PERSONNEL AND COMPENSATION COMMITTEE

J. Thomas Jones, Chairman
Gov. David D. Freudenthal
Patricia F. Godley
Paul T. Hanrahan
Douglas H. Hunt
Theodore D. Sands

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015, regarding the number of shares of Company common stock that may be issued under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,292,932	$198.15	507,676
Equity compensation plans not approved by security holders	0	$0	0
Total	1,292,932	$198.15	507,676

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of March 11, 2016, information concerning the beneficial ownership of our common stock by each director, each of the executives named in this document and all current directors and executive officers as a group. Under rules of the SEC, persons who have power to vote or dispose of securities, either alone or jointly with others, are deemed to be the beneficial owners of such securities. Amounts shown do not necessarily represent the actual value that may ultimately be received by the directors and executive officers. We do not expect our stockholders to receive any recoveries upon our emergence from Chapter 11 and, therefore, we do not expect our directors and executive officers to receive any value for their stock options, restricted stock, restricted stock units, performance shares or any other equity holdings in the Company’s common stock despite the values reflected. Each person reflected in the table below has both sole voting and investment power with respect to the shares included in the table, except as described in the footnotes below:

Name of Beneficial Owner	Number of Actual Shares Owned Directly or Indirectly(1)	Options Exercisable Within 60 Days(2)	Amount and Nature of Beneficial Ownership	Percent of Class	Other Stock-Based Items(3)	Total Stock-Based Ownership
John W. Eaves, Chairman, Chief Executive Officer and Director	39,278	105,550	144,828	*	116,540	261,368
David D. Freudenthal, Director	4,530	0	4,530	*	500	5,030
Patricia F. Godley, Director	2,365	0	2,365	*	500	2,865
Paul T. Hanrahan, Director	4,530	0	4,530	*	396	4,926
Douglas H. Hunt, Director	9,964	0	9,964	*	500	10,464
J. Thomas Jones, Director	4,530	0	4,530	*	500	5,030
Paul A. Lang, President, Chief Operating Officer and Director	11,296	62,205	73,501	*	69,160	142,661
George C. Morris III, Director	6,435	0	6,435	*	500	6,935
James A. Sabala, Director	0	0	0	*	0	0
Theodore D. Sands, Director	7,365	0	7,365	*	500	7,865
Wesley M. Taylor, Director	3,923	0	3,923	*	500	4,423
Peter I. Wold, Director	3,415	0	3,415	*	500	3,915
Kenneth D. Cochran, Senior Vice President — Operations	3,381	21,075	24,456	*	38,420	62,876
John T. Drexler, Senior Vice President and Chief Financial Officer	4,121	43,040	47,161	*	49,300	96,461
Robert G. Jones, Senior Vice President — Law, General Counsel and Secretary	6,476	38,515	44,991	*	36,300	81,291
All of our directors and executive officers as a group (18 persons)	115,925	316,100	432,025	2.0%	394,196	826,221

Each director listed above received 2,685 restricted stock units on April 23, 2015; these units were scheduled to vest on April 23, 2016, but, instead, were canceled in February 2016 in light of our Chapter 11 filing. Each executive officer included in this chart received restricted stock units that were scheduled to vest on February 28, 2016, but, instead, were canceled in February 2016 in light of our Chapter 11 filing. No cash or other consideration was paid to directors or executives upon cancelation of the restricted stock units.

*                                         Less than one percent of the outstanding shares.

(1)                                 Includes, for executive officers, shares of restricted stock, shares of our common stock that the executives have elected to defer under our deferred compensation plan for executive officers and indirect interests in shares of our common stock held under our defined contribution plan.

(2)                                 Represents shares of our common stock that could be acquired by exercising stock options through May 10, 2016.

(3)                                 Includes, for directors, unvested restricted stock units and indirect interests in shares of our common stock held under our deferred compensation plan for non-employee directors. Includes, for executive officers, unvested restricted stock units and unvested performance shares awarded to executives under our equity-based compensation plans and indirect interests in shares of our common stock held under our deferred compensation plan for executive officers. While restricted stock units and indirect interests in shares of our common stock under our deferred compensation plans may not be voted or transferred, we have included them in the table as they represent an economic interest in our common stock that is subject to the same market risk as ownership of actual shares of our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows all persons or entities that we know were “beneficial owners” of more than five percent of our common stock on March 11, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Renaissance Technologies Holdings Corporation(2) 800 Third Avenue New York, NY 10022	1,241,200	5.8%

(1)                                 Based on 21,295,945 shares of common stock outstanding as of March 11, 2016.

(2)                                 Based on its filings with the SEC, Renaissance Technologies Holdings Corporation has sole voting power over 1,241,200 shares of our common stock and sole dispositive power over 1,241,200 shares of our common stock.

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

It is the Board’s objective to have a substantial number of directors who are independent. The Corporate Governance Guidelines incorporate the criteria established by the New York Stock Exchange to assist the Board in determining whether a director is independent. The Board has determined, in its judgment, that all but two members, John W. Eaves and Paul A. Lang, meet the New York Stock Exchange standards for independence. The independent members of the Board meet regularly without any members of management present. These sessions are normally held following or in conjunction with regular Board meetings.

All members of our Audit, Nominating and Corporate Governance and Personnel and Compensation Committees must be independent directors in accordance with our Corporate Governance Guidelines. Members of the Audit Committee must also satisfy a separate SEC independence requirement, which provides that they may not accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

/s/ John W. Eaves
John W. Eaves
Chairman and Chief Executive Officer
April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ John W. Eaves
John W. Eaves	Chairman and Chief Executive Officer,	April 29, 2016
(Principal Executive Officer)

/s/ John T. Drexler
John T. Drexler	Senior Vice President and Chief Financial Officer	April 29, 2016
(Principal Financial Officer)
(Principal Accounting Officer)

*
David D. Freudenthal	Director	April 29, 2016

*
Patricia F. Godley	Director	April 29, 2016

*
Paul T. Hanrahan	Director	April 29, 2016

*
Douglas H. Hunt	Director	April 29, 2016

*
J. Thomas Jones	Director	April 29, 2016

*
Paul A. Lang	Director	April 29, 2016

*
	George C. Morris III	Director	April 29, 2016

*
	James A. Sabala	Director	April 29, 2016

*
	Theodore D. Sands	Director	April 29, 2016

*
	Wesley M. Taylor	Director	April 29, 2016

*
	Peter I. Wold	Director	April 29, 2016

*By	/s/ Robert G. Jones
Robert G. Jones,
Attorney-in-Fact

Exhibit Index

Exhibit	Description
24.1	Power of Attorney