Form 10-Q
period 2016-03-31
ARCH COAL INC
filed 2016-05-10
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At April 22, 2016 there were 21,293,090 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues	$428,106	$677,005
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	419,316	562,322
Depreciation, depletion and amortization	63,699	104,874
Amortization of acquired sales contracts, net	(833)	(3,390)
Change in fair value of coal derivatives and coal trading activities, net	1,210	1,220
Asset impairment and mine closure costs	85,520	—
Selling, general and administrative expenses	19,826	22,605
Other operating (income) expense, net	(2,220)	9,086
	586,518	696,717

Loss from operations	(158,412)	(19,712)
Interest expense, net
Interest expense (contractual interest of $98,565 in 2016)	(44,451)	(99,252)
Interest and investment income	1,138	2,373
	(43,313)	(96,879)

Loss before nonoperating expenses	(201,725)	(116,591)

Nonoperating expenses
Expenses related to proposed debt restructuring	(2,213)	—
Reorganization items, net	(3,875)	—
	(6,088)	—

Loss before income taxes	(207,813)	(116,591)
Benefit from income taxes	(1,111)	(3,396)
Net loss	$(206,702)	$(113,195)

Net loss per common share
Basic and diluted - Net loss per share	$(9.71)	$(5.32)

Basic and diluted weighted average shares outstanding	21,293	21,266

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net loss	$(206,702)	$(113,195)

Derivative instruments
Comprehensive income (loss) before tax	(224)	5,045
Income tax benefit (provision)	81	(1,817)
	(143)	3,228
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(1,338)	294
Income tax benefit (provision)	481	(105)
	(857)	189
Available-for-sale securities
Comprehensive income (loss) before tax	2,903	291
Income tax benefit (provision)	(1,043)	(104)
	1,860	187

Total other comprehensive income (loss)	860	3,604
Total comprehensive loss	$(205,842)	$(109,591)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$395,398	$450,781
Short term investments	198,788	200,192
Restricted cash	109,650	97,542
Trade accounts receivable (net of allowance for doubtful accounts of $7.8 million for both periods, respectively	113,005	117,405
Other receivables	15,589	18,362
Inventories	195,987	196,720
Prepaid royalties	8,075	10,022
Coal derivative assets	5,808	8,035
Other current assets	44,830	39,866
Total current assets	1,087,130	1,138,925
Property, plant and equipment, net	3,487,109	3,619,029
Other assets
Prepaid royalties	20,997	23,671
Equity investments	201,517	201,877
Other noncurrent assets	58,657	58,379
Total other assets	281,171	283,927
Total assets	$4,855,410	$5,041,881
Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Accounts payable	$70,823	$128,131
Accrued expenses and other current liabilities	102,590	329,450
Current maturities of debt	—	5,042,353
Total current liabilities	173,413	5,499,934
Long-term debt	—	30,953
Asset retirement obligations	401,569	396,659
Accrued pension benefits	20,646	27,373
Accrued postretirement benefits other than pension	89,779	99,810
Accrued workers’ compensation	113,782	112,270
Other noncurrent liabilities	18,023	119,171
Total liabilities not subject to compromise	817,212	6,286,170

Liabilities subject to compromise	5,487,326	—

Total liabilities	6,304,538	6,286,170

Stockholders’ deficit
Common stock, $0.01 par value, authorized 26,000 shares, issued 21,448 shares and 21,446 shares at March 31, 2016 and December 31, 2015, respectively	2,145	2,145
Paid-in capital	3,055,214	3,054,211
Treasury stock, at cost, 152 shares at March 31, 2016 and December 31, 2015	(53,863)	(53,863)
Accumulated deficit	(4,451,669)	(4,244,967)
Accumulated other comprehensive loss	(955)	(1,815)
Total stockholders’ deficit	(1,449,128)	(1,244,289)
Total liabilities and stockholders’ deficit	$4,855,410	$5,041,881

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(206,702)	$(113,195)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	63,699	104,874
Amortization of acquired sales contracts, net	(833)	(3,390)
Amortization relating to financing activities	3,150	6,219
Prepaid royalties expensed	1,286	1,674
Employee stock-based compensation expense	1,003	1,760
Asset impairment and non-cash mine closure costs	77,550	—
Non-cash bankruptcy reorganization items	(13,892)	—
Expenses related to proposed debt restructuring	2,213	—
Gains on disposals and divestitures, net	1	(46)
Deferred income taxes	(429)	(3,433)
Changes in:
Receivables	7,815	18,252
Inventories	734	(49,860)
Accounts payable, accrued expenses and other current liabilities	39,441	7,186
Income taxes, net	(642)	40
Other	15,508	25,646
Cash used in operating activities	(10,098)	(4,273)
Investing activities
Capital expenditures	(5,926)	(22,880)
Additions to prepaid royalties	(71)	(213)
Proceeds from disposals and divestitures	—	46
Purchases of marketable securities	(55,132)	(101,793)
Proceeds from sale or maturity of marketable securities and other investments	56,134	99,914
Investments in and advances to affiliates	(2,156)	(1,843)
Deposits of restricted cash	(12,108)	(3,532)
Cash used in investing activities	(19,259)	(30,301)
Financing activities
Payments on term loan	—	(4,875)
Net payments on other debt	(5,410)	(4,810)
Expenses related to proposed debt restructuring	(2,213)	—
Debt financing costs	(18,403)	—
Cash used in financing activities	(26,026)	(9,685)
Decrease in cash and cash equivalents	(55,383)	(44,259)
Cash and cash equivalents, beginning of period	450,781	734,231
Cash and cash equivalents, end of period	$395,398	$689,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Kentucky, Virginia, Illinois, Wyoming and Colorado.  All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the documents governing each of its 7.00% senior notes due 2019, 9.875% senior notes due 2019, 8.00% senior secured second lien notes due 2019, 7.25% senior notes due 2020, 7.25% senior notes due 2021 (together, the “senior notes”) and senior secured first lien term loan due 2018 (the “Existing Credit Agreement”) (collectively with the senior notes, the “Debt Instruments”).  Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings.

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

On the Petition Date, the Debtors filed a number of motions with the Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions sought authority from the Court for the Debtors to make payments upon, or otherwise honor, certain pre-petition obligations (e.g., obligations related to certain employee wages, salaries and benefits and certain vendors and other providers essential to the Debtors’ businesses). The Court has entered orders approving the relief sought in these motions, in certain cases on an interim basis.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

As required by the Bankruptcy Code, the U.S. Trustee for the Eastern District of Missouri appointed an official committee of unsecured creditors (the “Creditors’ Committee”) on January 25, 2016. The Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Court.

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in preparing its consolidated financial statements.  ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the Condensed Consolidated Statement of Operations.  In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet as liabilities subject to compromise.  These liabilities are reported as the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.

Restructuring Support Agreement

In connection with the filing of the Bankruptcy Petitions, the Company entered into a Restructuring Support Agreement, dated as of January 10, 2016 (as amended on February 25, 2016, March 28, 2016 and April 26, 2016, the “Restructuring Support Agreement”), among the Debtors and holders of over 50% of the Company’s first lien term loans under the Existing Credit Agreement (the “Supporting First Lien Creditors”), providing that the Supporting First Lien Creditors will support a restructuring of the Debtors, subject to the following terms and conditions contemplated therein, among others:

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

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016 and April 26, 2016, the “DIP Credit Agreement”) was entered into by and among the Company, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with the Company, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

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

At a hearing held on February 23, 2016 in the Chapter 11 Cases, the Court approved the DIP Facility on a final basis, overruling the objections of the Creditors’ Committee and certain other parties who asserted, among other things, that the DIP Facility was unnecessary and argued that the Debtors should enter into an alternate debtor-in-possession financing facility proposed by certain members of the Creditors’ Committee.

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

Going Concern

As a result of extremely challenging current market conditions, the Company believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. The Company’s ability to continue as a going concern is dependent upon, among other things, improvement in current market conditions, its ability to become profitable and maintain profitability and its ability to successfully implement its Chapter 11 plan strategy.  As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s Condensed Consolidated Financial Statements.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to restructure its balance sheet with the various creditor parties; there can be no assurance that these efforts will results in any such agreement.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Accounting Policies

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts.  The company adopted ASU 2015-03 in the first quarter of 2016 as mandated by the standard.  Previously reported “other current assets” and “current maturities of debt” have been revised to reflect the retrospective application of the standard.

The following reflects the retrospective application:

December 31,
2015
(in thousands)
Other current assets, prior to revision	$104,723
Revision of debt issuance costs	(64,857)

Other current assets, as revised	$39,866

Current maturities of debt, prior to revision	$5,107,210
Revision of debt issuance costs	(64,857)

Current maturities of debt, as revised	$5,042,353

3.  Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2015	$325	$(721)	$(1,419)	$(1,815)
Unrealized gains (losses)	1	—	3	4
Amounts reclassified from AOCI	(144)	(857)	1,857	856
Balance at March 31, 2016	$182	$(1,578)	$441	$(955)

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI
	Three Months Ended March 31,		Line Item in the Condensed Consolidated
Details About AOCI Components	2016	2015	Statement of Operations
	(In thousands)
Derivative instruments	$226	$481	Revenues
	(82)	(174)	Benefit from income taxes
	$144	$307	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,672	$2,084
Amortization of actuarial gains (losses), net (1)	(1,334)	(2,378)
	1,338	(294)
	(481)	105	Benefit from income taxes
	$857	$(189)	Net of tax

Available-for-sale securities	$(2,895)	$(2,797)	Interest and investment income
	1,038	1,007	Benefit from income taxes
	$(1,857)	$(1,790)	Net of tax

(1) Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

4.  Reorganization items, net

In accordance with Accounting Codification Standard 852, “Reorganizations,” the statement of operations shall portray the results of operations of the reporting entity while it is in Chapter 11.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

During the first quarter of 2016, the Company recorded a charge of $3.9 million in “Reorganization items, net” comprised of professional fee expense of $17.8 million, partially offset by non-cash gains on rejected contracts of $13.9 million.  Net cash paid for “Reorganization items, net” totaled $1.5 million during the first quarter of 2016.

5.  Liabilities Subject to Compromise

Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Chapter 11 filing.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Court, rejection of executory contracts, proofs of claims or other events.  Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.  Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed.

Liabilities subject to compromise consists of the following:

Previously Reported Balance Sheet Line	March 31, 2016
(in thousands)
Debt	$5,067,938
Accrued expenses and current liabilities	213,667
Accounts payable	106,590
Noncurrent liabilities	93,709
Accrued pension benefits	5,422

Total Liabilities Subject to Compromise	$5,487,326

The debt balance included above is net of debt issuance costs of $64.9 million; for additional information on debt, see Note 11, “Debt and Financing Arrangements.”

6.  Asset Impairment and Mine Closure Costs

During the first quarter of 2016, the company recorded $85.5 million of “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations.  The amount includes the following:  a $74.1 million impairment of coal reserves and surface land in Kentucky that are being leased to a mining company that announced plans to idle its current mining operations related to those reserves during the quarter; $5.1 million of severance expense related to headcount reductions at Company operations; $3.4 million related to an impairment charge on the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel operation that will not be recouped; and $2.9 million related to an other-than-temporary-impairment charge on an available-for-sale security.

7.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Coal	$85,987	$85,043
Repair parts and supplies	110,000	111,677
	$195,987	$196,720

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.4 million at March 31, 2016 and $6.0 million at December 31, 2015.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$47,001	$66	$—	$47,067	$47,067	$—
Corporate notes and bonds	$151,782	$38	$(99)	$151,721	$151,721	$—
Equity securities	1,049	676	—	1,725	—	1,725
Total Investments	$199,832	$780	$(99)	$200,513	$198,788	$1,725

	December 31, 2015
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$10,007	$—	$(12)	$9,995	$9,995	$—
Corporate notes and bonds	$190,496	$—	$(299)	$190,197	$190,197	$—
Equity securities	3,938	668	(2,888)	1,718	—	1,718
Total Investments	$204,441	$668	$(3,199)	$201,910	$200,192	$1,718

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $78.5 million and $184.6 million at March 31, 2016 and December 31, 2015, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $8.0 million and $15.8 million at March 31, 2016 and December 31, 2015, respectively.  During the quarter, the Company identified and recorded an other-than-temporary impairment charge of $2.9 million which represented the unrealized loss in accumulated other comprehensive income related to an individual available-for-sale security.  This charge is included in the line item “Asset impairment and mine closure costs” within the Condensed Consolidated Statement of Operations.  The unrealized losses in the Company’s portfolio at March 31, 2016 are the result of normal market fluctuations.  The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2016 have maturity dates ranging from the second quarter of 2016 through the third quarter of 2017.  The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

9.  Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 50 to 55 million gallons of diesel fuel for use in its operations during 2016.  To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options.  At March 31, 2016, the Company had protected the price of approximately 66% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $2.26 per gallon.  Due to the drop in heating oil prices, the Company has layered in 16.5 million gallons of at-the-money call options for the remainder of 2016 representing 42% of expected purchases at an average strike price of $1.30 per gallon.  Additionally, the Company has protected approximately 5%  of our expected 2017 purchases with out-of-the-money call options with an average strike price of $1.40 per gallon.  At March 31, 2016, the Company had outstanding heating oil call options for approximately 29 million gallons for the purpose of managing the price risk associated with future diesel purchases.  These positions are not accounted for as hedges.

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

At March 31, 2016, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2016
Coal sales	325
Coal purchases	225

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact coal demand.  These options are not accounted for as hedges.  Additionally, the company has also entered into a nominal quantity of foreign currency put options protecting for decreases in the Australian to United States dollar exchange rate, which could impact coal demand.  These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $4.9 million of gains during the remainder of 2016.

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

	March 31, 2016			December 31, 2015
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$2	$—		$4	$(20)

Derivatives Not Designated as Hedging Instruments
Heating oil — diesel purchases	1,173	—		1,017	—
Coal — held for trading purposes	76,276	(71,370)		110,653	(104,814)
Coal — risk management	1,531	(681)		3,912	(1,947)
Natural gas	61	(11)		494	(247)
Foreign currency	208	—		—	—
Total	79,249	(72,062)		116,076	(107,008)
Total derivatives	79,251	(72,062)		116,080	(107,028)
Effect of counterparty netting	(72,062)	72,062		(107,028)	107,028
Net derivatives as classified in the balance sheets	$7,189	$—	$7,189	$9,052	$—	$9,052

		March 31, 2016	December 31, 2015
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and foreign currency	Other current assets	$1,381	$1,017
Coal and natural gas	Coal derivative assets	5,808	8,035
	Accrued expenses and other current liabilities	—	—
		$7,189	$9,052

The Company had a current liability for the obligation to post cash collateral of $0.9 million at March 31, 2016 and the right to reclaim cash collateral of $1.7 million at December 31, 2015, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2016	2015
Coal sales	(1)	$13	$10,265	$1,369	$882
Coal purchases	(2)	(11)	(4,738)	(1,143)	(401)
Totals		$2	$5,527	$226	$481

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized
		2016	2015
Coal — unrealized	(3)	$(1,115)	$(411)
Coal — realized	(4)	$163	$1,091
Natural gas — unrealized	(3)	$(469)	$159
Heating oil — diesel purchases	(4)	$(443)	$(2,365)
Foreign currency	(4)	$(171)	$—

Location in statement of operations:

(1) — Revenues

(2) — Cost of sales

(3) — Change in fair value of coal derivatives and coal trading activities, net

(4) — Other operating (income) expense, net

Based on fair values at March 31, 2016, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized gains of $0.1 million and net unrealized and realized losses of $1.0 million during the three months ended March 31, 2016 and 2015, respectively.  Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Payroll and employee benefits	$52,458	$58,423
Taxes other than income taxes	97,361	104,755
Interest	127,773	119,785
Acquired sales contracts	543	3,852
Workers’ compensation	15,429	16,875
Asset retirement obligations	13,788	13,795
Other	8,905	11,965
	$316,257	$329,450
Less: liabilities subject to compromise	(213,667)	—
	$102,590	$329,450

11.  Debt and Financing Arrangements

	March 31,	December 31,
	2016	2015
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,875,429	$1,875,429
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	365,600	365,600
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	41,766	47,134
Debt issuance costs	(64,857)	(64,857)
	5,067,938	5,073,306
Less: liabilities subject to compromise	5,067,938	—
Less: current maturities of debt	—	5,042,353
Long-term debt	$—	$30,953

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

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016 and April 26, 2016, the “DIP Credit Agreement”) was entered into by and among the Company, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with the Company, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

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

Obligations under the DIP Credit Agreement are guaranteed on a super-priority senior secured basis by all existing and future wholly-owned domestic subsidiaries of Arch, and all newly created or acquired wholly-owned domestic subsidiaries of Arch, subject to customary limited exceptions.

The lenders under the DIP Credit Agreement have a first priority lien on all encumbered and unencumbered assets of the Loan Parties (the “DIP Lien”), subject to a $75 million carve-out for super-priority claims relating to the Debtors’ self-bonding obligations in Wyoming, a customary professional fees carve-out and certain exceptions.

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

The DIP Facility is subject to certain usual and customary prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the DIP Credit Agreement), (ii) non-ordinary course asset sales or dispositions in excess of $50 million in the aggregate (with no individual asset sale or disposition in excess of $7.5 million) and (iii) any casualty event in excess of $50 million in the aggregate, subject to customary reinvestment rights, in each case to be applied to prepay the DIP Term Loan.  At a hearing held on February 23, 2016 in the Chapter 11 Cases, the Court approved the DIP Facility on a final basis, overruling the objections of the Creditors’ Committee and certain other parties who asserted, among other things, that the DIP Facility was unnecessary and argued that the Debtors should enter into an alternate debtor-in-possession financing facility proposed by certain members of the Creditors’ Committee.

The Company entered into an amendment to the DIP Credit Agreement, dated as of April 26, 2016, which extended the deadline for the filing of a plan of reorganization and accompanying disclosure statement from April 26, 2016 to May 5, 2016. See Note 18, “Subsequent Events.”

12.    Income Taxes

During the first quarter of 2016, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2016 will not be realized based on projections of future taxable income.  Accordingly, the estimated annual effective rate for the year ended December 31, 2016 includes the impact of recording a valuation allowance against these attributes.  During the three months ended March 31, 2016, the Company realized a net tax benefit of $1.1 million, which included a valuation allowance of $96.1 million for federal net operating losses and tax credits and $4.5 million for the state net operating losses.

During the first three months of 2015, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2015.  The Company increased its valuation allowance by $45.3 million for the federal net operating losses and $2.6 million for the state net operating losses.

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

•    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2016.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$200,513	$48,792	$151,721	$—
Derivatives	7,189	4,487	—	2,702
Total assets	$207,702	$53,279	$151,721	$2,702
Liabilities:
Derivatives	$—	$—	$—	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

Three Months Ended March 31, 2016
(In thousands)
Balance, beginning of period	$2,432
Realized and unrealized losses recognized in earnings, net	(859)
Realized and unrealized gains recognized in other comprehensive income, net	—
Purchases	1,362
Issuances	(233)
Ending balance	$2,702

Net unrealized losses of $0.6 million were recognized in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2016 related to Level 3 financial instruments held on March 31, 2016.

Fair Value of Long-Term Debt

At March 31, 2016 and December 31, 2015, the fair value of the Company’s debt, including amounts classified as current, was $712.7 million and $937.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14.   Loss Per Common Share

The effect of options, restricted stock and restricted stock units that were excluded from the calculation of diluted weighted average shares outstanding because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock were immaterial for both the three months ended March 31, 2016, and 2015, respectively.  The weighted average share impacts of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss were immaterial for both the three months ended March 31, 2016 and 2015, respectively.

15.  Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost	$—	$4
Interest cost	3,338	3,570
Expected return on plan assets	(4,538)	(5,764)
Amortization of other actuarial losses	757	2,058
Net credit	$(443)	$(132)

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Service cost	$160	$233
Interest cost	1,134	335
Amortization of prior service credits	(2,673)	(2,084)
Amortization of other actuarial losses (gains)	(566)	(456)
Net credit	$(1,945)	$(1,972)

16.   Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of March 31, 2016 and December 31, 2015, the Company had accrued $2.8 million and $2.8 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

Operating segment results for the three months ended March 31, 2016 and 2015 are presented below. The Company uses Adjusted EBITDA to assess the operating segments’ performance and to allocate resources.  The Company’s management believes that Adjusted EBITDA presents a useful measure of the Company’s ability to service existing debt and incur additional debt based on ongoing operations.  Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2016
Revenues	$223,122	$173,618	$31,366	$—	$428,106
Adjusted EBITDA	7,010	7,607	(3,328)	(21,315)	(10,026)
Depreciation, depletion and amortization	32,760	22,329	7,932	678	63,699
Amortization of acquired sales contracts, net	(46)	(787)	—	—	(833)
Capital expenditures	10	3,630	1,961	325	5,926

Three Months Ended March 31, 2015
Revenues	$391,206	$223,439	$62,360	$—	$677,005
Adjusted EBITDA	72,062	39,807	1,691	(31,788)	81,772
Depreciation, depletion and amortization	44,361	50,832	10,055	(374)	104,874
Amortization of acquired sales contracts, net	(1,285)	(2,105)	—	—	(3,390)
Capital expenditures	16,969	3,385	2,642	(116)	22,880

A reconciliation of adjusted EBITDA to consolidated loss before income taxes follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted EBITDA	$(10,026)	$81,772
Depreciation, depletion and amortization	(63,699)	(104,874)
Amortization of acquired sales contracts, net	833	3,390
Asset impairment and mine closure costs	(85,520)	—
Interest expense, net	(43,313)	(96,879)
Nonoperating expenses	(6,088)	—
Loss before income taxes	$(207,813)	$(116,591)

18.  Subsequent Events

Bankruptcy Items

The Company entered into an amendment to the Restructuring Support Agreement on April 26, 2016 (the “RSA Amendment”), which provides for the waiver of the termination event that would have occurred on April 10, 2016 as a result of the Debtors not having obtained Court approval of the assumption of the Restructuring Support Agreement within 90 days of the Petition Date. Following entry into the RSA Amendment, the Debtors are required to obtain Court approval of the assumption of the Restructuring Support Agreement prior to June 10, 2016 or such later date as may be agreed to by the Majority Consenting Lenders under the Restructuring Support Agreement.

The RSA Amendment further waives any termination event arising out of the Debtors’ failure to file the plan of reorganization and accompanying disclosure statement no later than 90 days after the Petition Date, so long as the Debtors: (i) file the plan and disclosure statement no later than May 5, 2016 or such later date as may be agreed to by the Majority Consenting Lenders, and (ii) obtain Court approval of the disclosure statement no later than June 10, 2016.

The RSA Amendment also provides for an extension of the date after which the Debtors and the Majority Consenting Lenders may modify the proposed distributions to holders of unsecured claims if holders of more than $1.6125 billion of unsecured claims against the Debtors have not executed a restructuring support agreement substantially in the form of the Restructuring Support Agreement from April 22, 2016 to June 10, 2016. The Restructuring Support Agreement was further amended on May 5, 2016 to remove the right of holders of unsecured claims to elect to receive a distribution in the form of common stock and warrants issued by the reorganized Debtors.

The Company entered into an amendment to the DIP Credit Agreement, dated as of April 26, 2016, which extended the deadline for the filing of a plan of reorganization and accompanying disclosure statement from April 26, 2016 to May 5, 2016.

On May 5, 2016, the Company filed its plan of reorganization and accompanying disclosure statement with the Court.

19. Supplemental Consolidating Financial Information

Pursuant to the indentures governing Arch Coal, Inc.’s senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis.

The Company and the subsidiaries which are guarantors under the senior notes are Debtors in the Chapter 11 Cases. The following tables present condensed consolidating financial information for (i) the Company (Debtor), (ii) the issuer of the senior notes (Debtor), (iii) the guarantors under the senior notes (Debtor), and (iv) the entities which are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company’s subsidiaries outside the United States) (Non-Debtors). These tables provide substantially the same information as would be presented pursuant to the disclosure requirements of ASC 852 with respect to condensed combined financial statements of entities in reorganization proceedings.

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$428,106	$—	$—	$428,106
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	2,186	417,677	—	(547)	419,316
Depreciation, depletion and amortization	755	62,944	—	—	63,699
Amortization of acquired sales contracts, net	—	(833)	—	—	(833)
Change in fair value of coal derivatives and coal trading activities, net	—	1,210	—	—	1,210
Asset impairment and mine closure costs	3,229	82,291	—	—	85,520
Selling, general and administrative expenses	13,540	5,382	1,272	(368)	19,826
Other operating (income) expense, net	(1,098)	(1,151)	(886)	915	(2,220)
	18,612	567,520	386	—	586,518
Loss from investment in subsidiaries	(123,988)	—	—	123,988	—
Loss from operations	(142,600)	(139,414)	(386)	123,988	(158,412)
Interest expense, net
Interest expense (contractual interest of $98,565 in 2016)	(66,239)	(6,365)	(2,229)	30,382	(44,451)
Interest and investment income	7,110	23,292	1,118	(30,382)	1,138
	(59,129)	16,927	(1,111)	—	(43,313)

Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Reorganization items, net	(3,875)	—	—	—	(3,875)
	(6,088)	—	—	—	(6,088)

Income (loss) from continuing operations before income taxes	(207,817)	(122,487)	(1,497)	123,988	(207,813)
Provision for (benefit from) income taxes	(1,115)	—	4	—	(1,111)
Net income (loss)	$(206,702)	$(122,487)	$(1,501)	$123,988	$(206,702)
Total comprehensive income (loss)	$(205,842)	$(123,489)	$(1,501)	$124,990	$(205,842)

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$677,005	$—	$—	$677,005
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	7,470	555,686	—	(834)	562,322
Depreciation, depletion and amortization	1,060	103,812	2	—	104,874
Amortization of acquired sales contracts, net	—	(3,390)	—	—	(3,390)
Change in fair value of coal derivatives and coal trading activities, net	—	1,220	—	—	1,220
Selling, general and administrative expenses	15,439	6,243	1,448	(525)	22,605
Other operating (income) expense, net	3,700	5,278	(1,251)	1,359	9,086
	27,669	668,849	199	—	696,717
Income from investment in subsidiaries	21,050	—	—	(21,050)	—
Loss from operations	(6,619)	8,156	(199)	(21,050)	(19,712)
Interest expense, net
Interest expense	(118,056)	(6,763)	(1,275)	26,842	(99,252)
Interest and investment income	8,072	19,774	1,369	(26,842)	2,373
	(109,984)	13,011	94	—	(96,879)

Income (loss) from continuing operations before income taxes	(116,603)	21,167	(105)	(21,050)	(116,591)
Provision for (benefit from) income taxes	(3,408)	—	12	—	(3,396)
Net income (loss)	$(113,195)	$21,167	$(117)	$(21,050)	$(113,195)

Total comprehensive income (loss)	$(109,591)	$24,407	$(117)	$(24,290)	$(109,591)

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Balance Sheets

March 31, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$283,309	$100,432	$11,657	$—	$395,398
Short term investments	198,788	—	—	—	198,788
Restricted cash	—	—	109,650	—	109,650
Receivables	12,756	394	120,359	(4,915)	128,594
Inventories	—	195,987	—	—	195,987
Other	26,272	29,886	2,555	—	58,713
Total current assets	521,125	326,699	244,221	(4,915)	1,087,130

Property, plant and equipment, net	7,036	3,479,653	—	420	3,487,109

Investment in subsidiaries	4,729,318	—	—	(4,729,318)	—
Intercompany receivables	—	2,283,438	—	(2,283,438)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	38,578	240,872	1,721	—	281,171
Total other assets	5,442,896	2,524,310	1,721	(7,687,756)	281,171
Total assets	$5,971,057	$6,330,662	$245,942	$(7,692,251)	$4,855,410

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Accounts payable	$22,369	$48,446	$8	$—	$70,823
Accrued expenses and other current liabilities	26,357	80,396	752	(4,915)	102,590
Current maturities of debt	—	—	—	—	—
Total current liabilities	48,726	128,842	760	(4,915)	173,413
Long-term debt	—	—	—	—	—
Intercompany payables	2,062,135	—	221,302	(2,283,437)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,024	400,545	—	—	401,569
Accrued pension benefits	4,115	16,531	—	—	20,646
Accrued postretirement benefits other than pension	75,226	14,553	—	—	89,779
Accrued workers’ compensation	9,500	104,282	—	—	113,782
Other noncurrent liabilities	6,502	11,366	155	—	18,023
Total liabilities not subject to compromise	2,207,228	1,351,119	222,217	(2,963,352)	817,212

Liabilities subject to compromise	5,213,376	273,950	—	—	5,487,326

Total liabilities	7,420,604	1,625,069	222,217	(2,963,352)	6,304,538

Stockholders’ equity (deficit)	(1,449,547)	4,705,593	23,725	(4,728,899)	(1,449,128)
Total liabilities and stockholders’ deficit	$5,971,057	$6,330,662	$245,942	$(7,692,251)	$4,855,410

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Balance Sheets

December 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$337,646	$100,428	$12,707	$—	$450,781
Short term investments	200,192	—	—	—	200,192
Restricted cash	—	—	97,542	—	97,542
Receivables	12,463	3,153	124,581	(4,430)	135,767
Inventories	—	196,720	—	—	196,720
Other	18,160	38,794	969	—	57,923
Total current assets	568,461	339,095	235,799	(4,430)	1,138,925

Property, plant and equipment, net	7,747	3,610,869	—	413	3,619,029

Investment in subsidiaries	4,887,905	—	—	(4,887,905)	—
Intercompany receivables	—	2,253,312	—	(2,253,312)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	39,302	243,806	819	—	283,927
Total other assets	5,602,207	2,497,118	819	(7,816,217)	283,927
Total assets	$6,178,415	$6,447,082	$236,618	$(7,820,234)	$5,041,881

Liabilities and Stockholders’ Deficit
Accounts payable	$8,495	$119,633	$3	$—	$128,131
Accrued expenses and other current liabilities	162,268	170,575	1,037	(4,430)	329,450
Current maturities of debt	5,031,603	10,750	—	—	5,042,353
Total current liabilities	5,202,366	300,958	1,040	(4,430)	5,499,934
Long-term debt	—	30,953	—	—	30,953
Intercompany payables	2,043,308	—	210,005	(2,253,313)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,005	395,654	—	—	396,659
Accrued pension benefits	12,390	14,983	—	—	27,373
Accrued postretirement benefits other than pension	79,826	19,984	—	—	99,810
Accrued workers’ compensation	24,247	88,023	—	—	112,270
Other noncurrent liabilities	59,976	58,847	348	—	119,171
Total liabilities	7,423,118	1,584,402	211,393	(2,932,743)	6,286,170
Stockholders’ equity (deficit)	(1,244,703)	4,862,680	25,225	(4,887,491)	(1,244,289)
Total liabilities and stockholders’ deficit	$6,178,415	$6,447,082	$236,618	$(7,820,234)	$5,041,881

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(56,374)	$43,335	$2,941	$—	$(10,098)
Investing Activities
Capital expenditures	(22)	(5,904)	—	—	(5,926)
Additions to prepaid royalties	—	(71)	—	—	(71)
Purchases of marketable securities	(55,132)	—	—	—	(55,132)
Proceeds from sale or maturity of marketable securities and other investments	56,134	—	—	—	56,134
Investments in and advances to affiliates	—	(2,156)	—	—	(2,156)
Withdrawals (deposits) of restricted cash	—	—	(12,108)	—	(12,108)
Cash provided by (used) in investing activities	980	(8,131)	(12,108)	—	(19,259)
Financing Activities
Net payments on other debt	(2,658)	(2,752)	—	—	(5,410)
Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Debt financing costs	(15,222)	—	(3,181)	—	(18,403)
Transactions with affiliates, net	21,150	(32,448)	11,298	—	—
Cash provided by (used in) financing activities	1,057	(35,200)	8,117	—	(26,026)
Increase (decrease) in cash and cash equivalents	(54,337)	4	(1,050)	—	(55,383)
Cash and cash equivalents, beginning of period	337,646	100,428	12,707	—	450,781
Cash and cash equivalents, end of period	$283,309	$100,432	$11,657	$—	$395,398

Arch Coal, Inc. and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(114,542)	$96,944	$13,325	$—	$(4,273)
Investing Activities
Capital expenditures	(450)	(22,430)	—	—	(22,880)
Additions to prepaid royalties	—	(213)	—	—	(213)
Proceeds from disposals and divestitures	—	46	—	—	46
Purchases of short term investments	(101,793)	—	—	—	(101,793)
Proceeds from sales of short term investments	99,914	—	—	—	99,914
Investments in and advances to affiliates	—	(1,843)	—	—	(1,843)
Change in restricted cash	—	—	(3,532)	—	(3,532)
Cash used in investing activities	(2,329)	(24,440)	(3,532)	—	(30,301)
Financing Activities
Payments on term loan	(4,875)	—	—	—	(4,875)
Net payments on other debt	(2,751)	(2,059)	—	—	(4,810)
Transactions with affiliates, net	130,144	(120,373)	(9,771)	—	—
Cash provided by (used in) financing activities	122,518	(122,432)	(9,771)	—	(9,685)
Increase (decrease) in cash and cash equivalents	5,647	(49,928)	22	—	(44,259)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$577,832	$100,430	$11,710	$—	$689,972

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our regional results during the first quarter of 2016, when compared to the first quarter of 2015, were impacted by significant declines in volume and pricing, reflecting continued weakness in all of the markets in which we participate.  We have responded by continuing to rationalize volumes and shifting volumes to lower cost operations wherever possible.  Additionally we continue to manage input costs and capital expenditures.  We have also benefited from lower input pricing, particularly lower diesel fuel pricing.

Pricing for our metallurgical sales during the current quarter declined due to continued global oversupply and the relative strength of the U.S. dollar.  Slow economic growth in China and globally has reduced demand growth, and supply rationalization has been slow to take effect.  The relative strength of the U.S. dollar benefits our foreign competitors in the global metallurgical and thermal markets as much of their input costs are in their local currencies.  Late in the current quarter, we began to see some stabilization in metallurgical pricing in conjunction with some weakening of the U.S. dollar.  We sold 1.6 million tons of metallurgical coal during the first quarter of 2016 compared to 1.5 million tons during the first quarter of 2015. Overseas thermal markets are uneconomic for substantially all U.S. production at current pricing levels.

Domestic thermal coal volumes decreased dramatically in all of our operating segments.  A historically mild winter, low natural gas pricing, high generator stockpiles, and the effects of the implementation of the Mercury Air Toxics Standards, (MATS), combined to significantly decrease demand in the domestic thermal markets.  The mild winter decreased space heating demand for natural gas, driving pricing of the competing fuel during the first quarter of 2016 to levels low enough to displace significant amounts of coal-fueled electric generation throughout the country.  Even PRB coal, with its lower cost structure, was significantly impacted by competition from low natural gas prices.  The reduced coal burn has left utilities with historically high coal stockpile levels, further depressing demand.  Closure of some coal fueled facilities to comply with the MATS regulation further reduced demand compared to the prior year quarter.  Although the closed coal-fueled  plants were generally older, smaller, and less utilized than the remaining fleet, the closures have nevertheless had a negative impact on demand.

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

As a result of extremely challenging current market conditions, the Company believes it will require a significant restructuring of its balance sheet in order to continue as a going concern in the long term. The Company’s ability to continue as a going concern is dependent upon, among other things, improvement in current market conditions, its ability to become profitable and maintain profitability and its ability to successfully implement its Chapter 11 plan strategy.  As a result of the Bankruptcy Petitions, the realization of the Debtors’ assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Chapter 11 plan is likely to materially change the amounts and classifications of assets and liabilities reported in the Company’s Condensed Consolidated Financial Statements.

Regional Performance

The following table shows results by operating segment for the three months ended March 31, 2016 and compares them with the information for the three months ended March 31, 2015.  The “Other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended March 31,
	2016	2015
Powder River Basin
Tons sold (in thousands)	16,506	28,471
Coal sales per ton sold	$13.24	$13.48
Cost per ton sold	$14.79	$12.52
Operating margin per ton sold	$(1.55)	$0.96
Adjusted EBITDA (in thousands)	$7,010	$72,062
Appalachia
Tons sold (in thousands)	2,832	3,018
Coal sales per ton sold	$51.40	$65.23
Cost per ton sold	$56.98	$68.55
Operating loss per ton sold	$(5.58)	$(3.32)
Adjusted EBITDA (in thousands)	$7,607	$39,807
Other
Tons sold (in thousands)	811	1,619
Coal sales per ton sold	$32.55	$33.42
Cost per ton sold	$45.37	$31.21
Operating margin per ton sold	$(12.82)	$2.21
Adjusted EBITDA (in thousands)	$(3,328)	$1,691

This table reflects numbers reported under a basis that differs from U.S. GAAP.  See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures.    Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA decreased approximately 90% in the first quarter  of 2016 when compared to the first quarter of 2015.  The primary driver of the decline in Adjusted EBITDA is the 42% reduction in shipment volume discussed further in the “Overview “ above.  Pricing declined slightly in the current quarter primarily due to the annual roll off and replacement of sales orders for 2016.  Cost per ton sold increased in the first quarter of 2016 when compared to the first quarter of 2015 due to the decrease in volume partially offset by reduced maintenance activity, lower supply usage, and lower input pricing, particularly lower diesel fuel pricing.  Our strategy of protecting against oil price spikes while preserving downside price participation has allowed us to benefit from the decrease in oil pricing in the current period versus the prior year period.

Appalachia — Adjusted EBITDA decreased approximately 81% in the first quarter of 2016 when compared to the first quarter of 2015.  Shipment volume and coal sales per ton sold both declined in the current year period versus the prior year. Coal sales volumes decreased in the first quarter of 2016 when compared to the first quarter of 2015, due to the idling of three operations impacting the comparative periods, and reduced thermal demand.  Metallurgical volume increased slightly.  Pricing declined in the first quarter of 2016 compared to the first quarter of 2015 across all major quality specifications, with the greatest deterioration occurring in metallurgical pricing.  Oversupply in the Asian metallurgical coal market continued to depress metallurgical pricing in the first quarter of  2016.  Meanwhile, the relative strength of the US dollar, and low dry bulk shipping rates continued to support Australian competition in the Atlantic metallurgical coal market.  Unit cost decreased significantly in the current quarter compared to the prior year period, largely due to the impairment of certain long lived assets in the third and fourth quarters of 2015 which significantly reduced depreciation, depletion, and amortization costs in the current quarter.  Additionally our continued shift of volume to lower cost operations, particularly the Leer complex, has reduced cost per ton sold.

Other — Adjusted EBITDA declined in the first quarter of 2016 when compared to the first quarter of 2015 due to a nearly 50% decline in sales volumes in the current year quarter.  Unit cost increased in the current year periods due to reduced production and shipment volume.  Pricing decreased in the first quarter of 2016 when compared to the first quarter of 2015 due to renegotiation of a long term supply contract with a major customer.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues.  Our revenues consist of coal sales.  The following table summarizes information about our coal sales during the three months ended March 31, 2016 and compares it with the information for the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015	(Decrease) / Increase
	(In thousands)
Coal sales	$428,106	$677,005	$(248,899)
Tons sold	20,149	33,108	(12,959)

On a consolidated basis, coal sales decreased in the first quarter of 2016 from the first quarter of 2015, primarily due to the reduction in thermal volume of approximately $203 million.  The Powder River Basin accounts for approximately 83% of the value of the thermal volume decrease.  Metallurgical and thermal pricing contributed approximately $35 million and $20 million to the reduction in coal sales respectively.  Increased metallurgical volume offset these decreases by approximately $8 million.  See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2016 and compares it with the information for the three months ended March 31, 2015:

	Three Months Ended March 31,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$419,316	$562,322	$143,006
Depreciation, depletion and amortization	63,699	104,874	41,175
Amortization of acquired sales contracts, net	(833)	(3,390)	(2,557)
Change in fair value of coal derivatives and coal trading activities, net	1,210	1,220	10
Asset impairment and mine closure costs	85,520	—	(85,520)
Selling, general and administrative expenses	19,826	22,605	2,779
Other operating (income) expense, net	(2,220)	9,086	11,306
Total costs, expenses and other	$586,518	$696,717	$110,199

Cost of sales.  Our cost of sales decreased in the first quarter of 2016 from the first quarter of 2015 due to reduced operating activity related to the significant volume decline, and lower input pricing, particularly for diesel fuel.  Major categories of reduction include sales sensitive costs (approximately $51 million), maintenance (approximately $29 million), contractor mining costs (approximately $22 million), labor and benefits (approximately $22 million), and diesel fuel (approximately $15 million).  See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first quarter of 2015, depreciation, depletion and amortization costs decreased in 2016 due to the impairment of certain long lived assets in the third and fourth quarters of 2015 and the significantly reduced volume levels.

Asset impairment and mine closure costs.  During the first quarter of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves.  As a result of the idling and weakness in the thermal coal market, we determined these reserves were impaired.  See Note 6, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first quarter of 2015, primarily due to lower compensation and professional services expense.

Other operating (income) expense, net.  Other operating income for the first quarter of 2016 was favorable to other operating expense for the first quarter of 2015 primarily due to a reduction in cost for liquidated damages on logistics contracts of approximately $11 million.  Substantially all of our agreements for export logistics that resulted in liquidated damages have been rejected in our Chapter 11 bankruptcy proceedings.

Nonoperating Expense.  The following table summarizes our nonoperating expense for the three months ended March 31, 2016 and compares it with the information for the three months ended March 31, 2015:

	Three Months Ended March 31,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Expenses related to proposed debt restructuring	$(2,213)	$—	$(2,213)
Reorganization items, net	(3,875)	—	(3,875)
Total nonoperating expense	$(6,088)	$—	$(6,088)

Nonoperating expenses in the first quarter of 2016 are related to our proposed debt restructuring activities and Chapter 11 reorganization efforts.

Benefit from income taxes.   The following table summarizes our benefit from income taxes for the three months ended March 31, 2016 and compares it with the information for the three months ended March 31, 2015:

	Three Months Ended March 31,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Benefit from income taxes	$(1,111)	$(3,396)	$(2,285)

The income tax benefit rate of 0.5% in the first quarter of 2016 decreased from 2.9% in the first quarter of 2015 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance.  See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Reported segment coal sales revenues	$390,461	$634,903
Coal risk management derivative settlements classified in “other (income) expense, net”	146	(971)
Transportation costs	37,499	43,073
Coal sales	$428,106	$677,005

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Reported segment cost of tons sold	$442,351	$612,758
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(1,334)	(1,224)
Transportation costs	37,499	43,073
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(62,234)	(103,143)
Other (other operating segments, operating overhead, etc.)	3,034	10,858
Cost of sales	$419,316	$562,322

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reported Segment Adjusted EBITDA	$11,289	$113,560
Corporate and other	(21,315)	(31,788)
Adjusted EBITDA	(10,026)	81,772
Benefit from income taxes	1,111	3,396
Interest expense, net	(43,313)	(96,879)
Depreciation, depletion and amortization	(63,699)	(104,874)
Amortization of acquired sales contracts, net	833	3,390
Asset impairment and mine closure costs	(85,520)	—
Nonoperating expenses	(6,088)	—
Net loss	$(206,702)	$(113,195)

Corporate and other includes primarily selling, general and administrative expenses, income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.  Corporate and other adjusted EBITDA improved $10.5 million in the first quarter 2016 when compared to the first quarter 2015 due to $2.8 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”, $2.8 million in losses on investments in the prior year quarter, $2.8 million accrued for a customer settlement in the prior year quarter, and $2.0 million improvement in mark to market of heating oil derivatives.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we have historically satisfied our working capital requirements and funded capital expenditures and debt-service obligations with cash generated from operations, cash on hand and credit extensions under any available lines of credit.  During the market down cycle our focus is preserving liquidity and prudently managing costs, including capital expenditures.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under our Debt Instruments, all as further described in Note 11, “Debt and Financing Arrangements”, to this Form 10-Q.  Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under Debt Instruments, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior unsecured notes and senior secured notes accruing on or after the Petition Date. However, the Debtors will be required to pay interest on amounts borrowed under the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016 and April 26, 2016, the “DIP Credit Agreement”).

On March 31, 2016, we had $594.2 million of cash and liquid securities on hand. Based on our current internal financial forecasts, we believe that our cash on hand, cash generated from the results of our operations and funds available under our DIP Credit Agreement will be sufficient to fund anticipated cash requirements until a plan of reorganization is confirmed for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. In particular, weak coal market industry conditions, depressed metallurgical coal prices and reduced domestic thermal coal demand may continue to impact our results of operations and our available liquidity.

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016 and April 26, 2016, the “DIP Credit Agreement”) was entered into by and among us, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with us, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

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

Obligations under the DIP Credit Agreement are guaranteed on a super-priority senior secured basis by all of our existing and future wholly-owned domestic subsidiaries, and all newly created or acquired wholly-owned domestic subsidiaries, subject to customary limited exceptions.

The lenders under the DIP Credit Agreement have a first priority lien on all encumbered and unencumbered assets of the Loan Parties (the “DIP Lien”), subject to a $75 million carve-out for super-priority claims relating to the Debtors’ bonding obligations, a customary professional fees carve-out and certain exceptions.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$(10,098)	$(4,273)
Investing activities	(19,259)	(30,301)
Financing activities	(26,026)	(9,685)

Cash used in operating activities during the first quarter 2016 increased to $10.1 million compared to $4.3 million in the first quarter of 2015.  The increased use of cash was driven by the increase in our net loss of $93.5 million primarily related to the significant volume declines discussed in the “Overview” and “Operational Performance” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  This was partially offset by improvement in working capital compared to the prior year period, particularly inventory of $50.6 million, and payables and other current liabilities of $32.2 million, largely related to the automatic stay protections of our Chapter 11 bankruptcy filing.

We used $19.3 million of cash in investing activities during the first quarter of 2016 compared to using $30.3 million of cash in the first quarter of 2015, due to reduced capital expenditures of $17.0 million and increased net proceeds from marketable securities transactions of $2.9 million partially offset by increased deposits of restricted cash of $8.6 million related to additional cash collateral required to support letters of credit outstanding under our accounts receivable securitization facility.

Cash used in financing activities increased $16.3 million in the first quarter of 2016, compared to the first quarter of 2015, due to financing costs associated with our DIP Facility of $15.2 million and our amended accounts receivable securitization facility of $3.2 million and pre-filing debt restructuring costs of $2.2 million in the current quarter.  These uses of cash were partially offset by the fact that no principal payment was made on the $1.9 billion term loan facility as compared to $4.9 million in the prior period.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	N/A	(2)

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

(2)                                 Total losses for the ratio calculation round to $157.8 million and total fixed charges were $46.7 million for the three months ended March 31, 2016.  Total losses for the ratio calculation were $0.0 million and total fixed charges were $102.1 million for the three months ended March 31, 2015.

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

Our sales commitments for 2016 and 2017 were as follows as of March 31, 2016:

	2016		2017
	Tons	$ per ton	Tons	$ per ton
	(in millions)		(in millions)
Powder River Basin
Committed, Priced	70.5	$13.31	38.6	$13.83
Committed, Unpriced	3.7		8.5
Appalachia
Committed, Priced Thermal	3.7	$53.06	1.4	$46.76
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	4.1	$58.64	—	$—
Committed, Unpriced Metallurgical	0.4		—
Other Bituminous
Committed, Priced	3.8	$32.54	3.3	$33.57
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at March 31, 2016. The estimated future realization of the value of the trading portfolio is $4.9 million of gains in the remainder of 2016.

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

During the three months ended March 31, 2016, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.2 million. The final VaR at March 31, 2016 was $0.2 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the three months ended March 31, 2016, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.1 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2016 was $0.1 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 50 to 55 million gallons per year of diesel fuel for use in our operations during 2016.  We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations.  At March 31, 2016, we had protected the price of approximately 66% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $2.26 per gallon.  Due to the drop in heating oil prices, the Company has layered in 16.5 million gallons of at-the-money call options for the remainder of 2016 representing 42% of expected purchases at an average strike price of $1.30 per gallon. Additionally, we have protected approximately 5% of our expected 2017 purchases with out-of-the-money call options with an average strike price of 1.40 per gallon.  At March 31, 2016, we had purchased heating oil call options for approximately 29 million gallons for the purpose of managing the price risk associated with future diesel purchases.  A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the D.C. Circuit’s decision. On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination. On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment. The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious. On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit.  The court heard oral arguments on April 11, 2016 and the case stands submitted.

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

Filing Under Chapter 11 of the United States Bankruptcy Code

On January 11, 2016 (the “Petition Date”), Arch and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtor’s Chapter 11 Cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. See Note 1, “Basis of Presentation” to the condensed consolidated financial statements for further discussion of these proceedings.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 1A.  Risk Factors.

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete review of important risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 1,400,000 shares of our common stock.  As of March 31, 2016, there were 1,092,580 shares of our common stock available for purchase under this program. We are prohibited from purchasing shares under this program during the pendency of our Chapter 11 Cases.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Item 6.  Exhibits.

10.1	Amendment No. 2, dated as of March 25, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement dated January 21, 2016.
10.2	Amendment No. 2, dated as of March 28, 2016, to the Restructuring Support Agreement dated January 10, 2016.
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three months ended March 31, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

May 10, 2016