Form 10-Q
period 2016-06-30
ARCH COAL INC
filed 2016-08-09
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At August 1, 2016 there were 21,293,090 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries (Debtor-in-Possession) Condensed Consolidated Statements of Operations (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$420,298	$644,462	$848,404	$1,321,467
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	419,042	566,252	838,358	1,128,574
Depreciation, depletion and amortization	58,459	97,372	122,158	202,246
Amortization of acquired sales contracts, net	1	(1,644)	(832)	(5,034)
Change in fair value of coal derivatives and coal trading activities, net	1,158	1,211	2,368	2,431
Asset impairment and mine closure costs	43,701	19,146	129,221	19,146
Selling, general and administrative expenses	19,019	24,268	38,845	46,873
Other operating (income) expense, net	(10,561)	7,403	(12,781)	16,489
	530,819	714,008	1,117,337	1,410,725

Loss from operations	(110,521)	(69,546)	(268,933)	(89,258)
Interest expense, net
Interest expense (contractual interest of $100,767 and $199,332 for the three and six months ended June 30, 2016)	(45,273)	(99,574)	(89,724)	(198,826)
Interest and investment income	933	962	2,071	3,335
	(44,340)	(98,612)	(87,653)	(195,491)

Loss before nonoperating expenses	(154,861)	(168,158)	(356,586)	(284,749)

Nonoperating expenses
Expenses related to proposed debt restructuring	—	(4,016)	(2,213)	(4,016)
Reorganization items, net	(21,271)	—	(25,146)	—
	(21,271)	(4,016)	(27,359)	(4,016)

Loss before income taxes	(176,132)	(172,174)	(383,945)	(288,765)
Benefit from income taxes	(245)	(4,071)	(1,356)	(7,467)
Net loss	$(175,887)	$(168,103)	$(382,589)	$(281,298)

Net loss per common share
Basic and diluted - Net loss per share	$(8.26)	$(7.90)	$(17.97)	$(13.22)

Basic and diluted weighted average shares outstanding	21,293	21,291	21,293	21,279

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(175,887)	$(168,103)	$(382,589)	$(281,298)

Derivative instruments
Comprehensive income (loss) before tax	(162)	(3,199)	(386)	1,846
Income tax benefit (provision)	—	1,153	81	(664)
	(162)	(2,046)	(305)	1,182
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(2,749)	3,474	(4,087)	3,768
Income tax benefit (provision)	—	(1,252)	481	(1,357)
	(2,749)	2,222	(3,606)	2,411
Available-for-sale securities
Comprehensive income (loss) before tax	504	68	3,407	359
Income tax benefit (provision)	—	(28)	(1,043)	(132)
	504	40	2,364	227

Total other comprehensive income (loss)	(2,407)	216	(1,547)	3,820
Total comprehensive loss	$(178,294)	$(167,887)	$(384,136)	$(277,478)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$269,814	$450,781
Short term investments	203,417	200,192
Restricted cash	102,236	97,542
Trade accounts receivable (net of allowance for doubtful accounts of $7.8 million for both periods, respectively.	129,087	117,405
Other receivables	15,377	18,362
Inventories	172,698	196,720
Prepaid royalties	7,737	10,022
Coal derivative assets	4,091	8,035
Other current assets	39,741	39,866
Total current assets	944,198	1,138,925
Property, plant and equipment, net	3,493,553	3,619,029
Other assets
Prepaid royalties	20,997	23,671
Equity investments	163,772	201,877
Other noncurrent assets	62,705	58,379
Total other assets	247,474	283,927
Total assets	$4,685,225	$5,041,881
Liabilities and Stockholders' Deficit
Liabilities not subject to compromise
Accounts payable	$78,043	$128,131
Accrued expenses and other current liabilities	153,028	329,450
Current maturities of debt	—	5,042,353
Total current liabilities	231,071	5,499,934
Long-term debt	—	30,953
Asset retirement obligations	390,634	396,659
Accrued pension benefits	19,853	27,373
Accrued postretirement benefits other than pension	87,286	99,810
Accrued workers’ compensation	118,997	112,270
Other noncurrent liabilities	33,918	119,171
Total liabilities not subject to compromise	881,759	6,286,170

Liabilities subject to compromise	5,430,456	—

Total liabilities	6,312,215	6,286,170

Stockholders' deficit
Common stock, $0.01 par value, authorized 26,000 shares, issued 21,448 shares and 21,446 shares at June 30, 2016 and December 31, 2015, respectively	2,145	2,145
Paid-in capital	3,055,646	3,054,211
Treasury stock, at cost, 152 shares at June 30, 2016 and December 31, 2015	(53,863)	(53,863)
Accumulated deficit	(4,627,556)	(4,244,967)
Accumulated other comprehensive loss	(3,362)	(1,815)
Total stockholders’ deficit	(1,626,990)	(1,244,289)
Total liabilities and stockholders’ deficit	$4,685,225	$5,041,881
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(382,589)	$(281,298)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	122,158	202,246
Amortization of acquired sales contracts, net	(832)	(5,034)
Amortization relating to financing activities	7,657	12,539
Prepaid royalties expensed	1,770	3,939
Employee stock-based compensation expense	1,435	3,354
Asset impairment and non-cash mine closure costs	119,194	17,242
Non-cash bankruptcy reorganization items	(14,892)	—
Expenses related to proposed debt restructuring	2,213	4,016
Gains on disposals and divestitures, net	(6,269)	(1,325)
Deferred income taxes	(418)	(7,510)
Changes in:
Receivables	(7,776)	12,433
Inventories	21,152	(33,743)
Accounts payable, accrued expenses and other current liabilities	84,160	(56,419)
Income taxes, net	(937)	(37)
Other	(6,278)	4,022
Cash used in operating activities	(60,252)	(125,575)
Investing activities
Capital expenditures	(74,137)	(99,361)
Additions to prepaid royalties	(217)	(409)
Proceeds from (consideration paid for) disposals and divestitures	(3,303)	991
Purchases of marketable securities	(98,750)	(161,336)
Proceeds from sale or maturity of marketable securities and other investments	94,589	157,729
Investments in and advances to affiliates	(2,890)	(5,138)
Deposits of restricted cash	(4,695)	(37,885)
Cash used in investing activities	(89,403)	(145,409)
Financing activities
Payments on term loan	—	(9,750)
Net payments on other debt	(10,293)	(9,826)
Expenses related to proposed debt restructuring	(2,213)	(4,016)
Debt financing costs	(18,806)	—
Cash used in financing activities	(31,312)	(23,592)
Decrease in cash and cash equivalents	(180,967)	(294,576)
Cash and cash equivalents, beginning of period	450,781	734,231
Cash and cash equivalents, end of period	$269,814	$439,655

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

On August 4, 2015 the Company affected a 1-for-10 reverse stock split of its common stock. Each stockholder's percentage ownership and proportional voting power remained unchanged as a result of the reverse stock split. All applicable share data, per share amounts and related information in the Condensed Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the 1-for-10 reverse stock split.

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
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company's obligations under the documents governing each of its 7.00% senior notes due 2019, 9.875% senior notes due 2019, 8.00% senior secured second lien notes due 2019, 7.25% senior notes due 2020, 7.25% senior notes due 2021 (together, the “senior notes”) and senior secured first lien term loan due 2018 (the “Existing Credit Agreement”) (collectively with the senior notes, the “Debt Instruments”). Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings.
Additionally, on the Petition Date, the New York Stock Exchange (the “NYSE”) determined that the Company's stock was no longer suitable for listing pursuant to Section 8.02.01D of the NYSE continued listing standards and trading in the Company’s common stock was suspended on January 11, 2016.   The Company expects that its existing common stock will be extinguished upon the Company's emergence from Chapter 11 and existing equity holders will not receive consideration in respect of their equity interests.
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

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, "Reorganizations", in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the Condensed Consolidated Statement of Operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet as liabilities subject to compromise. These liabilities are reported as the amounts expected to be allowed by the Court, even if they may be settled for lesser amounts.

Restructuring Support Agreement

As previously disclosed, prior to the Petition Date, certain of the Debtors entered into a Restructuring Support Agreement, dated as of January 10, 2016, which agreement was amended (on February 25, 2016, March 28, 2016, April 26, 2016, May 5, 2016, June 10, 2016 and June 23, 2016). On July 5, 2016, the Debtors entered into an Amended and Restated Restructuring Support Agreement (the “Amended and Restated RSA”) with lenders holding more than 75% of the aggregate principal amount of loans outstanding under Arch’s pre-petition first lien credit facility, the statutory committee of unsecured creditors appointed in the Chapter 11 Cases pursuant to Section 1102 of the Bankruptcy Code (the “Committee”) and certain members of the Committee. See Note 18, "Subsequent Events."

Approval of the Disclosure Statement; Solicitation of Votes on the Plan; Confirmation Hearing

On July 6, 2016, the Company filed its Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Third Amended Plan”) and its Disclosure Statement for the Third Amended Plan. On July 8, 2016, the Court entered an order authorizing the Company to solicit acceptances to the Third Amended Plan, setting a voting deadline of August 31, 2016 and scheduling a Confirmation Hearing with respect to the Third Amended Plan on September 13, 2016.

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016 and June 23, 2016, the “DIP Credit Agreement”) was entered into by and among the Company, as borrower, certain of the Debtors, as guarantors  (the “Guarantors” and, together with the Company, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

The DIP Credit Agreement, which has been approved by the Court on a final basis, provides for a super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”) consisting of term loans (collectively, the “DIP Term Loan”) in the aggregate principal amount of up to $275 million.

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

At a hearing held on February 23, 2016 in the Chapter 11 Cases, the Court issued an order approving the DIP Facility on a final basis (the "Final Order"), overruling the objections of the Creditors’ Committee and certain other parties who asserted, among other things, that the DIP Facility was unnecessary and argued that the Debtors should enter into an alternate debtor-in-possession financing facility proposed by certain members of the Creditors’ Committee.

The Company entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016. See Note 18, "Subsequent Events."

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

Pursuant to the Amendments, which have been approved by the Court on a final basis, the Debtors agreed to a revised schedule of fees payable to the administrator and the Securitization Financing Providers.  The cost of an advance backstopping a letter of credit issued under the Securitization Facility is determined by two factors: (a) a program fee of 2.65% per year and payable on each settlement date to each Securitization Financing Provider deemed to have made such an advance and (b) the “discount,” which is calculated based on each Securitization Financing Provider’s costs, including its cost of the issuance and placement of short term promissory notes to fund such an advance. On May 9, 2016, the Securitization Facility was amended to exclude account receivables in respect of certain disposed mining operations of one of the Debtors and to effect the release of certain liens relating to such account receivables.

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

2. Accounting Policies

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The Company adopted ASU 2015-03 in the first quarter of 2016 as mandated by the standard. Previously reported "other current assets" and "current maturities of debt" have been revised to reflect the retrospective application of the standard.

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2015	$325	$(721)	$(1,419)	$(1,815)
Unrealized gains (losses)	(65)	—	507	442
Amounts reclassified from AOCI	(240)	(3,606)	1,857	(1,989)
Balance at June 30, 2016	$20	$(4,327)	$945	$(3,362)

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI				Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
Details About AOCI Components	2016	2015	2016	2015
	(In thousands)
Derivative instruments	$96	$2,727	$321	$3,208	Revenues
	—	(983)	(81)	(1,157)	Benefit from income taxes
	$96	$1,744	$240	$2,051	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,672	$2,083	$5,344	$4,167
Amortization of actuarial gains (losses), net (1)	77	(5,556)	(1,257)	(7,934)
	2,749	(3,473)	4,087	(3,767)
	—	1,251	(481)	1,356	Benefit from income taxes
	$2,749	$(2,222)	$3,606	$(2,411)	Net of tax

Available-for-sale securities	$—	$(1,430)	$(2,895)	$(4,227)	Interest and investment income
	—	549	1,038	1,556	Benefit from income taxes
	$—	$(881)	$(1,857)	$(2,671)	Net of tax
[1] Production-related benefits and workers' compensation costs are included in inventoriable production costs.

4. Reorganization items, net

In accordance with Accounting Codification Standard 852, "Reorganizations," the statement of operations shall portray the results of operations of the reporting entity while it is in Chapter 11. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

During the three months ended June 30, 2016, the Company recorded a charge of $21.3 million in "Reorganization items, net" comprised of professional fee expense of $22.3 million, partially offset by non-cash gains on rejected contracts of $1.0 million. Net cash paid for "Reorganization items, net" totaled $13.6 million during the three months ended June 30, 2016.

During the six months ended June 30, 2016, the Company recorded a charge of $25.1 million in "Reorganization items, net" comprised of professional fee expense of $40.0 million, partially offset by non-cash gains on rejected contracts of $14.9 million. Net cash paid for "Reorganization items, net" totaled $15.1 million during the six months ended June 30, 2016.

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

Liabilities subject to compromise consists of the following:

June 30, 2016
(in thousands)
Previously Reported Balance Sheet Line
Debt	$5,063,095
Accrued expenses and current liabilities	205,568
Accounts payable	100,047
Noncurrent liabilities	56,114
Accrued pension benefits	5,632

Total Liabilities Subject to Compromise	$5,430,456

The debt balance included above is net of debt issuance costs of $64.9 million; for additional information on debt, see Note 11, "Debt and Financing Arrangements."

6. Asset Impairment and Mine Closure Costs

During the second quarter of 2016, the Company recorded $43.7 million of "Asset impairment and mine closure costs" in the Condensed Consolidated Statements of Operations. The amount includes the following: a $38.0 million impairment of the Company's equity investment in a brownfield bulk commodity terminal on the Columbia River in Longview, Washington as the Company relinquished its ownership rights in exchange for future throughput rights; a $3.6 million curtailment charge related to the Company's pension, postretirement health and black lung actuarial liabilities due to headcount reductions in the first half of the year; and $2.1 million of severance expense related to headcount reductions during the quarter.

During the first quarter of 2016, the Company recorded $85.5 million of "Asset impairment and mine closure costs" in the Condensed Consolidated Statements of Operations. The amount included the following: a $74.1 million impairment of coal reserves and surface land in Kentucky that are being leased to a mining company that announced plans to idle its current mining operations related to those reserves during the quarter; $5.1 million of severance expense related to headcount reductions at Company operations; $3.4 million related to an impairment charge on the portion of an advance royalty balance on a reserve base mined at the Company's Mountain Laurel operation that will not be recouped; and $2.9 million related to an other-than-temporary-impairment charge on an available-for-sale security.

During the second quarter of 2015, the Company recorded $19.1 million of "Asset impairment and mine closure costs" in the Condensed Consolidated Statements of Operations. An impairment charge of $12.2 million relates to the portion of an advance royalty balance on a reserve base mined at the Company's Mountain Laurel, Spruce and Briar Branch operations that will not be recouped based on latest estimates of sales volumes and pricing through the recoupment period which runs through March 2017. Additionally, the Company recorded a $5.6 million impairment charge related to the closure of a higher cost mining complex, Cumberland River, serving the metallurgical coal markets.

7. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Coal	$61,874	$85,043
Repair parts and supplies	110,824	111,677
	$172,698	$196,720

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $6.5 million at June 30, 2016 and $6.0 million at December 31, 2015.

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

The Company's investments in available-for-sale marketable securities are as follows:

	June 30, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$47,392	$120	$—	$47,512	$47,512	$—
Corporate notes and bonds	155,952	38	(85)	155,905	155,905	—
Equity securities	1,165	1,064	—	2,229	—	2,229
Total Investments	$204,509	$1,222	$(85)	$205,646	$203,417	$2,229

	December 31, 2015
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$10,007	$—	$(12)	$9,995	$9,995	$—
Corporate notes and bonds	190,496	—	(299)	190,197	190,197	—
Equity securities	3,938	668	(2,888)	1,718	—	1,718
Total Investments	$204,441	$668	$(3,199)	$201,910	$200,192	$1,718

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $73.5 million and $184.6 million at June 30, 2016 and December 31, 2015, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $35.7 million and $15.8 million at June 30, 2016 and December 31, 2015, respectively. The unrealized losses in the Company's portfolio at June 30, 2016 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2016 have maturity dates ranging from the third quarter of 2016 through the fourth quarter of 2017. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

9. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 41 to 46 million gallons of diesel fuel for use in its operations during 2016. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2016, the Company had protected the price of approximately 62% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $2.25 per gallon. Due to the drop in heating oil prices, the Company has layered in 9.8 million gallons of at-the-money call options for the remainder of 2016 representing 49% of expected purchases at an average strike price of $1.32 per gallon. Additionally, the Company has protected approximately 18% of its expected 2017 purchases with out-of-the-money call options with an average strike price of $1.60 per gallon. At June 30, 2016, the Company had outstanding heating oil call options for approximately 20 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not accounted for as hedges.

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

At June 30, 2016, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2016	2017	Total
Coal sales	265	480	745
Coal purchases	165	—	165

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not accounted for as hedges. Additionally, the Company has also entered into a nominal quantity of foreign currency put options protecting for decreases in the Australian to United States dollar exchange rate, which could impact metallurgical coal demand. These options are not accounted for as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $2.7 million of gains during the remainder of 2016.

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

	June 30, 2016			December 31, 2015
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$4	$(50)		$4	$(20)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	4,266	—		1,017	—
Coal -- held for trading purposes	46,401	(43,798)		110,653	(104,814)
Coal -- risk management	1,306	(438)		3,912	(1,947)
Natural gas	190	—		494	(247)
Foreign currency	323	—		—	—
Total	52,486	(44,236)		116,076	(107,008)
Total derivatives	52,490	(44,286)		116,080	(107,028)
Effect of counterparty netting	(43,810)	43,810		(107,028)	107,028
Net derivatives as classified in the balance sheets	$8,680	$(476)	$8,204	$9,052	$—	$9,052

		June 30, 2016	December 31, 2015
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and foreign currency	Other current assets	$4,589	$1,017
Coal and natural gas	Coal derivative assets	4,091	8,035
	Accrued expenses and other current liabilities	(476)	—
		$8,204	$9,052

The Company had a current asset for the right to reclaim cash collateral of $0.3 million at June 30, 2016 and the right to reclaim cash collateral of $1.7 million at December 31, 2015, respectively. These amounts are not included with the derivatives presented in the table above and are included in "other current assets" in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2016	2015
Coal sales	(1)	$(73)	$(1,163)	$157	$4,990
Coal purchases	(2)	6	687	(61)	(2,263)
Totals		$(67)	$(476)	$96	$2,727

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized
		2016	2015
Coal — unrealized	(3)	$19	$(875)
Coal — realized	(4)	$(180)	$826
Natural gas — unrealized	(3)	$235	$(221)
Heating oil — diesel purchases	(4)	$2,039	$628
Foreign currency	(4)	$34	$—
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2016	2015
Coal sales	(1)	$(60)	$9,102	$1,526	$5,872
Coal purchases	(2)	(5)	(4,051)	(1,205)	(2,664)
Totals		$(65)	$5,051	$321	$3,208

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized
		2016	2015
Coal — unrealized	(3)	$(1,096)	$(1,286)
Coal — realized	(4)	$(343)	$1,917
Natural gas — unrealized	(3)	$(384)	$(62)
Heating oil — diesel purchases	(4)	$1,596	$(1,737)
Foreign currency	(4)	$(137)	$—
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at June 30, 2016, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $1.0 million and net unrealized and realized losses of $0.1 million during the three months ended June 30, 2016 and 2015, respectively; and net unrealized and realized losses of $1.0 million and net unrealized and realized losses of $1.1 million during the six months ended June 30, 2016 and 2015. Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Payroll and employee benefits	$58,801	$58,423
Taxes other than income taxes	97,445	104,755
Interest	162,506	119,785
Acquired sales contracts	—	3,852
Workers’ compensation	13,576	16,875
Asset retirement obligations	17,297	13,795
Other	8,971	11,965
	$358,596	$329,450
Less: liabilities subject to compromise	(205,568)	—
	$153,028	$329,450

11. Debt and Financing Arrangements

	June 30,	December 31,
	2016	2015
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,875,429	$1,875,429
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	365,600	365,600
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	36,923	47,134
Debt issuance costs	(64,857)	(64,857)
	5,063,095	5,073,306
Less: liabilities subject to compromise	5,063,095	—
Less: current maturities of debt	—	5,042,353
Long-term debt	$—	$30,953

Acceleration of Debt Obligations; Automatic Stay

The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company's obligations under the documents governing each of its 7.00% senior notes due 2019, 9.875% senior notes due 2019, 8.00% senior secured second lien notes due 2019, 7.25% senior notes due 2020, 7.25% senior notes due 2021 (together, the “senior notes”) and senior secured first lien term loan due 2018. Immediately after filing the Bankruptcy Petitions, the Company began notifying all known current or potential creditors of the Debtors of the bankruptcy filings.

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

In addition, in connection with the Amendments, the Debtors have granted superpriority claims against the Debtors and in favor of Arch Receivable, the administrator and the Securitization Financing Providers in respect of certain of the Debtors’ obligations under the agreements governing the Securitization Facility, including the Repayment Amounts and certain other limited indemnification and other obligations of the Debtors under the agreements. On May 9, 2016, the Securitization Facility was amended to exclude account receivables in respect of certain disposed mining operations of one of the Debtors and to effect the release of certain liens relating to such account receivables.

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016 and June 23, 2016, the “DIP Credit Agreement”) was entered into by and among the Company, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with the Company, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

The DIP Credit Agreement, which has been approved by the Court on a final basis, provides for a super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”) consisting of term loans (collectively, the “DIP Term Loan”) in the aggregate principal amount of up to $275 million.

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

The Loan Parties are subject to certain financial maintenance covenants under the DIP Credit Agreement, including, without limitation, (i) maximum capital expenditures and (ii) minimum liquidity (defined as unrestricted cash and cash equivalents of the Company and its domestic subsidiaries (other than any securitization subsidiary or bonding subsidiary), plus withdrawable funds from brokerage accounts of the Company and its domestic subsidiaries (other than any securitization subsidiary or bonding subsidiary) plus any unused commitments that are available to be drawn by the Company pursuant to the terms of the DIP Credit Agreement) of (A) $300 million prior to the entry of the Final Order (as defined below) and (B) $500 million following the entry of the Final Order, in each case tested on a monthly basis.  The DIP Credit Agreement contains customary affirmative and negative covenants and representations for debtor-in-possession financings. In addition to customary events of default for debtor-in-possession financings, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases and any failure to comply with such milestones constitutes an event of default.

The DIP Facility is subject to certain usual and customary prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the DIP Credit Agreement), (ii) non-ordinary course asset sales or dispositions in excess of $50 million in the aggregate (with no individual asset sale or disposition in excess of $7.5 million) and (iii) any casualty event in excess of $50 million in the aggregate, subject to customary reinvestment rights, in each case to be applied to prepay the DIP Term Loan. At a hearing held on February 23, 2016 in the Chapter 11 Cases, the Court issued an order approving the DIP Facility on a final basis (the "Final Order"), overruling the objections of the Creditors' Committee and certain other parties who asserted, among other things, that the DIP Facility was unnecessary and argued that the Debtors should enter into an alternate debtor-in-possession financing facility proposed by certain members of the Creditors' Committee.

The Company entered into an amendment to the DIP Credit Agreement, dated as of April 26, 2016, which extended the deadline for the filing of a plan of reorganization and accompanying disclosure statement from April 26, 2016 to May 5, 2016.

The Company entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016. See Note 18, "Subsequent Events."

The Company paid $15.6 million in financing fees related to the DIP Facility which have been deferred and are being amortized over the term of the DIP Facility.

Contractual Interest Expense

The Company has recorded interest expense of $45.3 million and $89.7 million for the three and six months ended June 30, 2016 compared to $99.6 million and $198.8 million for the three and six months ended June 30, 2015. The reduction in interest expense in the current year is due to the Company's bankruptcy filing. The contractual interest expense parenthetically disclosed on the face of the income statement represents interest expense that the Company was obligated to pay prior to the bankruptcy filing.

12. Income Taxes

During 2016, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2016 will not be realized based on projections of future taxable income. Accordingly, the estimated annual effective rate for the year ended December 31, 2016 includes the impact of recording a valuation allowance against these attributes. During the six months ended June 30, 2016, the Company realized a net tax benefit of $1.4 million, which included a valuation allowance of $151.0 million for federal net operating losses and tax credits and $7.0 million for the state net operating losses.

During the six months ended June 30, 2015, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2015. The Company increased its valuation allowance by $104.6 million for the federal net operating losses and $5.8 million for the state net operating losses.

13. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

·    Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities, U.S. Treasury securities, and coal futures that are submitted for clearing on the New York Mercantile Exchange.

·    Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities and commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2016.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$205,646	$49,742	$155,904	$—
Derivatives	8,680	2,893	977	4,810
Total assets	$214,326	$52,635	$156,881	$4,810
Liabilities:
Derivatives	$476	$437	$—	$39

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In thousands)
Balance, beginning of period	$2,702	$2,432
Realized and unrealized gains recognized in earnings, net	1,061	202
Realized and unrealized gains recognized in other comprehensive income, net	—	—
Purchases	2,073	3,435
Issuances	(255)	(488)
Settlements	(810)	(810)
Ending balance	$4,771	$4,771

Net unrealized gains of $1.4 million and $1.0 million were recognized in the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2016 related to Level 3 financial instruments held on June 30, 2016.

Fair Value of Long-Term Debt

At June 30, 2016 and December 31, 2015, the fair value of the Company’s debt, including amounts classified as current, was $928.5 million and $937.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14. Loss Per Common Share

The effect of options, restricted stock and restricted stock units that were excluded from the calculation of diluted weighted average shares outstanding because the exercise price or grant price of the securities exceeded the average market price of the Company's common stock was immaterial for both the three and six months ended June 30, 2016, and 2015, respectively. The weighted average share impact of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company's incurring a net loss was immaterial for both the three and six months ended June 30, 2016 and 2015, respectively.

15. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$—	$1	$—	$5
Interest cost	3,197	3,695	6,535	7,265
Expected return on plan assets	(4,444)	(4,466)	(8,982)	(10,231)
Curtailments	454	—	454	—
Amortization of other actuarial losses	924	3,185	1,681	5,243
Net costs (credits)	$131	$2,415	$(312)	$2,282

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$105	$200	$265	$433
Interest cost	1,138	308	2,272	643
Curtailments	(970)	—	(970)	—
Amortization of prior service credits	(2,672)	(2,083)	(5,345)	(4,167)
Amortization of other actuarial losses (gains)	(566)	(599)	(1,132)	(1,055)
Net credit	$(2,965)	$(2,174)	$(4,910)	$(4,146)

16. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of June 30, 2016 and December 31, 2015, the Company had accrued $2.8 million and $2.8 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors' property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

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

Operating segment results for the three and six months ended June 30, 2016 and 2015 are presented below. The Company uses Adjusted EBITDA to assess the operating segments’ performance and to allocate resources. The Company’s management believes that Adjusted EBITDA presents a useful measure of the Company's ability to service existing debt and incur additional debt based on ongoing operations.  Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2016
Revenues	$207,735	$170,940	$41,623	$—	$420,298
Adjusted EBITDA	15,932	(5,963)	595	(18,924)	(8,360)
Depreciation, depletion and amortization	30,145	19,422	8,110	782	58,459
Amortization of acquired sales contracts, net	76	(75)	—	—	1
Capital expenditures	489	6,740	949	60,033	68,211

Three Months Ended June 30, 2015
Revenues	$342,480	$224,298	$77,684	$—	$644,462
Adjusted EBITDA	56,654	11,427	7,456	(30,209)	45,328
Depreciation, depletion and amortization	42,711	42,203	10,834	1,624	97,372
Amortization of acquired sales contracts, net	(761)	(883)	—	—	(1,644)
Capital expenditures	4,425	7,948	1,668	62,440	76,481

Six Months Ended June 30, 2016
Revenues	$430,857	$344,558	$72,989	$—	$848,404
Adjusted EBITDA	22,942	1,645	(2,732)	(40,241)	(18,386)
Depreciation, depletion and amortization	62,905	41,751	16,043	1,459	122,158
Amortization of acquired sales contracts, net	30	(862)	—	—	(832)
Capital expenditures	499	10,369	2,910	60,359	74,137

Six Months Ended June 30, 2015
Revenues	$733,686	$447,737	$140,044	$—	$1,321,467
Adjusted EBITDA	128,716	51,234	9,147	(61,997)	127,100
Depreciation, depletion and amortization	87,072	90,930	20,889	3,355	202,246
Amortization of acquired sales contracts, net	(2,046)	(2,988)	—	—	(5,034)
Capital expenditures	21,394	11,333	4,310	62,324	99,361

A reconciliation of adjusted EBITDA to consolidated loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA	$(8,360)	$45,328	$(18,386)	$127,100
Depreciation, depletion and amortization	(58,459)	(97,372)	(122,158)	(202,246)
Amortization of acquired sales contracts, net	(1)	1,644	832	5,034
Asset impairment and mine closure costs	(43,701)	(19,146)	(129,221)	(19,146)
Interest expense, net	(44,340)	(98,612)	(87,653)	(195,491)
Nonoperating expenses	(21,271)	(4,016)	(27,359)	(4,016)
Loss before income taxes	$(176,132)	$(172,174)	$(383,945)	$(288,765)

18. Subsequent Events

Bankruptcy Items

Approval of the Disclosure Statement; Solicitation of Votes on the Plan; Confirmation Hearing

On July 6, 2016, the Company filed its Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Third Amended Plan”) and its Disclosure Statement for the Third Amended Plan. On July 8, 2016, the Court entered an order authorizing the Company to solicit acceptances to the Third Amended Plan, setting a voting deadline of August 31, 2016 and scheduling a Confirmation Hearing with respect to the Third Amended Plan on September 13, 2016.

Restructuring Support Agreement

As previously disclosed, on January 11, 2016 (the “Petition Date”), Arch Coal, Inc. (“Arch” or the “Company”) and substantially all of Arch’s wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the U.S. Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”).

As also previously disclosed, prior to the Petition Date, certain of the Debtors entered into a Restructuring Support Agreement, dated as of January 10, 2016, which agreement was amended (on February 25, 2016, March 28, 2016, April 26, 2016, May 5, 2016, June 10, 2016 and June 23, 2016). On July 5, 2016, the Debtors entered into an Amended and Restated Restructuring Support Agreement (the “Amended and Restated RSA”) with lenders holding more than 75% of the aggregate principal amount of loans outstanding under Arch’s pre-petition first lien credit facility, the statutory committee of unsecured creditors appointed in the Chapter 11 Cases pursuant to Section 1102 of the Bankruptcy Code (the “Committee”) and certain members of the Committee.  Pursuant to the Amended and Restated RSA, the parties thereto have agreed, subject to certain terms and conditions to support, to vote for (as applicable) and not object to a plan of reorganization of the Debtors (the “Plan”) that includes the following terms:

A. Holders of unsecured note claims (including second lien note claims) (the “Class of Unsecured Note Claims”) will receive their pro rata share of:

i) shares of common stock of reorganized Arch Coal (“New Common Stock”) in an amount equal to 6% of the common stock of Arch Coal issued and outstanding upon consummation of the Plan, subject to dilution as set forth in the Plan;

ii) at each holder’s election, (A) warrants, exercisable, at any time for a period of seven years from the effective date of the Plan, into shares of New Common Stock in an amount equal to 12% of the common stock of reorganized Arch Coal issued and outstanding upon consummation of the Plan (at a strike price based on total equity value of $1.425 billion), on the terms and conditions set forth in the Plan, including anti-dilution and other adjustments to exercise price and number of shares, repurchases of shares of New Common Stock, issuance of capital stock below fair market value, mergers, recapitalizations, business combinations or other “organic changes” and whether such warrants will be exercisable for cash or on a cashless basis or (B) their pro rata share of an amount of cash equal to $25 million multiplied by the percentage of holders who receive cash in lieu of warrants; and

iii) $22.636 million cash.

Holders of all other general unsecured claims will receive their pro rata share of $7.364 million cash.

B. An increase in the amount of cash distributions to the holders of claims under Arch’s pre-petition first lien credit facility (the “Senior Lenders”) from approximately $115 million to approximately $145 million. The percentage of New Common Stock distributed to Senior Lenders pursuant to the Plan will be reduced by the 6% of New Common Stock distributed to holders of general unsecured claims, and subject to further dilution as set forth in the Plan.

C. GSO Capital will release any and all claims or causes of action against the Debtors and the Senior Lenders, including, without limitation, the claims asserted by GSO Capital in the complaint (the “Complaint”) filed on May 27, 2016 in Adversary Proceeding No. 16-04072, related to the Debtors, the Chapter 11 Cases and certain private debt exchange offers launched by certain of the Debtors on July 2, 2015 and the Complaint will be withdrawn with prejudice. In consideration for the settlement, GSO Capital will receive $5 million.

D. Releases by the Company of all claims or causes of action under chapter 5 of the Bankruptcy Code against pre-petition trade creditors and the directors, officers and other employees Arch Coal, and all agents and representatives of the foregoing, and all claims or causes of action against the Senior Lenders.

E. The standing motions [ECF Nos. [964] and [963]] will each be stayed, and the Debtors’, the Senior Lenders’ and all other parties in interest’s deadlines to object to or otherwise respond to the Standing Motions will be extended until the earlier of (A) the effective date of the Plan, upon which date the Standing Motions will be deemed withdrawn with prejudice and (B) 30 days after the Debtors withdraw or amend the Plan in a manner inconsistent with the agreed terms.

F. A waiver by the Debtors’ senior management of  their right to receive the first $6 million in the aggregate of any amounts earned in respect of the 2016 annual incentive compensation program and/or the 2014 long-term incentive performance plan, in each case in existence on the date hereof.

G. Holders of unsecured claims against the Debtors that receive New Common Stock under the Plan will receive usual and customary minority protections, including any minority shareholder protections afforded to Senior Lenders that will be minority holders of New Common Stock under the Plan.

H.  A waiver by the Senior Lenders in respect of distributions on account of their deficiency claims under Arch’s pre-petition first lien credit facility, but only if the Class of Unsecured Note Claims votes to accept the Plan or, otherwise, only for the benefit of holders of unsecured note claims who voted in favor of the Plan or did not vote and either did not opt out of providing certain voluntary releases set forth in the Plan or executed the Amended and Restated RSA by the deadline on which to vote on the Plan and has not exercised any termination right thereunder.

I. The obligations of the Debtors under the pre-petition first lien credit agreement to indemnify the Senior Lenders and the agents party to the pre-petition first lien credit agreement shall survive the effective date of the Plan and shall not be discharged or released pursuant to the Plan.

J. The Debtors and the Senior Lenders, in consultation with the Committee, will determine whether reorganized Arch Coal will be a publicly reporting company or a privately held company upon emergence. If reorganized Arch Coal is a private company, the Plan will provide for quarterly and annual financial statements and certain current reports to be available on reorganized Arch Coal’s website.  If reorganized Arch Coal is a public company, the Plan will provide for an unlisted class of common stock, equivalent to the listed stock in respect of dividends and voting and convertible into listed stock, to be available to holders not permitted to hold margin stock.

K. The Board of Directors of reorganized Arch Coal, Inc. will consist of seven directors: (i) the Chief Executive Officer; and (ii) six directors selected by the Ad Hoc Committee Lenders in consultation with the Chief Executive Officer, at least one of which shall be independent.

Debtor-In-Possession Financing

The Company entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016 which extended the availability period to borrow under the DIP Facility from July 21, 2016 to the earlier to occur of (i) September 30, 2016 and (ii) the termination of the DIP Facility (which the Company currently expects to occur concurrently with its emergence from bankruptcy), with a corresponding extension to the period during which the 5% per annum unused commitment fee is applicable.

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

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$420,298	$—	$—	$420,298
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,351	416,239	—	(548)	419,042
Depreciation, depletion and amortization	738	57,721	—	—	58,459
Amortization of acquired sales contracts, net	—	1	—	—	1
Change in fair value of coal derivatives and coal trading activities, net	—	1,158	—	—	1,158
Asset impairment and mine closure costs	3,101	40,600	—	—	43,701
Selling, general and administrative expenses	12,959	5,268	1,135	(343)	19,019
Other operating (income) expense, net	(3,455)	(7,117)	(880)	891	(10,561)
	16,694	513,870	255	—	530,819
Loss from investment in subsidiaries	(78,965)	—	—	78,965	—
Loss from operations	(95,659)	(93,572)	(255)	78,965	(110,521)
Interest expense, net
Interest expense (contractual interest of $100,767 for the three months ended June 30, 2016)	(66,126)	(6,607)	(2,312)	29,772	(45,273)
Interest and investment income	6,924	22,565	1,216	(29,772)	933
	(59,202)	15,958	(1,096)	—	(44,340)

Expenses related to proposed debt restructuring	—	—	—	—	—
Reorganization items, net	(21,271)	—	—	—	(21,271)
	(21,271)	—	—	—	(21,271)

Income (loss) from continuing operations before income taxes	(176,132)	(77,614)	(1,351)	78,965	(176,132)
Benefit from income taxes	(245)	—	—	—	(245)
Net loss	$(175,887)	$(77,614)	$(1,351)	$78,965	$(175,887)
Total comprehensive loss	$(178,294)	$(80,467)	$(1,351)	$81,818	$(178,294)

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

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$848,404	$—	$—	$848,404
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	5,537	833,916	—	(1,095)	838,358
Depreciation, depletion and amortization	1,494	120,664	—	—	122,158
Amortization of acquired sales contracts, net	—	(832)	—	—	(832)
Change in fair value of coal derivatives and coal trading activities, net	—	2,368	—	—	2,368
Asset impairment and mine closure costs	6,330	122,891	—	—	129,221
Selling, general and administrative expenses	26,497	10,651	2,407	(710)	38,845
Other operating (income) expense, net	(4,552)	(8,268)	(1,766)	1,805	(12,781)
	35,306	1,081,390	641	—	1,117,337
Loss from investment in subsidiaries	(202,953)	—	—	202,953	—
Loss from operations	(238,259)	(232,986)	(641)	202,953	(268,933)
Interest expense, net
Interest expense (contractual interest of $199,332 for the six months ended June 30, 2016)	(132,365)	(12,973)	(4,541)	60,155	(89,724)
Interest and investment income	14,034	45,858	2,334	(60,155)	2,071
	(118,331)	32,885	(2,207)	—	(87,653)

Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Reorganization items, net	(25,146)	—	—	—	(25,146)
	(27,359)	—	—	—	(27,359)

Loss from continuing operations before income taxes	(383,949)	(200,101)	(2,848)	202,953	(383,945)
Provision for (benefit from) income taxes	(1,360)	—	4	—	(1,356)
Net loss	$(382,589)	$(200,101)	$(2,852)	$202,953	$(382,589)
Total comprehensive loss	$(384,136)	$(203,956)	$(2,852)	$206,808	$(384,136)

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
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

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Balance Sheets
June 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$207,932	$50,426	$11,456	$—	$269,814
Short term investments	203,417	—	—	—	203,417
Restricted cash	—	—	102,236	—	102,236
Receivables	11,935	992	136,479	(4,942)	144,464
Inventories	—	172,698	—	—	172,698
Other	22,370	26,502	2,697	—	51,569
Total current assets	445,654	250,618	252,868	(4,942)	944,198

Property, plant and equipment, net	6,198	3,486,927	—	428	3,493,553

Investment in subsidiaries	4,648,697	—	—	(4,648,697)	—
Intercompany receivables	—	2,269,237	—	(2,269,237)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	42,945	203,399	1,130	—	247,474
Total other assets	5,366,642	2,472,636	1,130	(7,592,934)	247,474
Total assets	$5,818,494	$6,210,181	$253,998	$(7,597,448)	$4,685,225

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Accounts payable	$28,774	$49,237	$32	$—	$78,043
Accrued expenses and other current liabilities	66,771	90,356	843	(4,942)	153,028
Current maturities of debt	—	—	—	—	—
Total current liabilities	95,545	139,593	875	(4,942)	231,071
Long-term debt	—	—	—	—	—
Intercompany payables	2,038,697	—	230,540	(2,269,237)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,043	389,591	—	—	390,634
Accrued pension benefits	3,795	16,058	—	—	19,853
Accrued postretirement benefits other than pension	72,070	15,216	—	—	87,286
Accrued workers’ compensation	16,887	102,110	—	—	118,997
Other noncurrent liabilities	11,249	22,461	208	—	33,918
Total liabilities not subject to compromise	2,239,286	1,360,029	231,623	(2,949,179)	881,759

Liabilities subject to compromise	5,206,626	223,830			5,430,456

Total liabilities	7,445,912	1,583,859	231,623	(2,949,179)	6,312,215

Stockholders’ equity (deficit)	(1,627,418)	4,626,322	22,375	(4,648,269)	(1,626,990)
Total liabilities and stockholders’ deficit	$5,818,494	$6,210,181	$253,998	$(7,597,448)	$4,685,225

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

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(102,998)	$56,656	$(13,910)	$—	$(60,252)
Investing Activities
Capital expenditures	(26)	(74,111)	—	—	(74,137)
Additions to prepaid royalties	—	(217)	—	—	(217)
Proceeds from (consideration paid for) disposals and divestitures	—	(3,303)	—	—	(3,303)
Purchases of marketable securities	(98,750)	—	—	—	(98,750)
Proceeds from sale or maturity of marketable securities and other investments	94,589	—	—	—	94,589
Investments in and advances to affiliates	—	(2,890)	—	—	(2,890)
Withdrawals (deposits) of restricted cash	—	—	(4,695)	—	(4,695)
Cash used in investing activities	(4,187)	(80,521)	(4,695)	—	(89,403)
Financing Activities
Net payments on other debt	(4,372)	(5,921)	—	—	(10,293)
Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Debt financing costs	(15,625)	—	(3,181)	—	(18,806)
Transactions with affiliates, net	(319)	(20,216)	20,535	—	—
Cash provided by (used in) financing activities	(22,529)	(26,137)	17,354	—	(31,312)
Decrease in cash and cash equivalents	(129,714)	(50,002)	(1,251)	—	(180,967)
Cash and cash equivalents, beginning of period	337,646	100,428	12,707	—	450,781
Cash and cash equivalents, end of period	$207,932	$50,426	$11,456	$—	$269,814

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(295,792)	$163,345	$6,872	$—	$(125,575)
Investing Activities
Capital expenditures	(815)	(98,546)	—	—	(99,361)
Additions to prepaid royalties	—	(409)	—	—	(409)
Proceeds from disposals and divestitures	—	991	—	—	991
Purchases of short term investments	(161,336)	—	—	—	(161,336)
Proceeds from sales of short term investments	157,729	—	—	—	157,729
Investments in and advances to affiliates	(788)	(4,350)	—	—	(5,138)
Change in restricted cash	—	—	(37,885)	—	(37,885)
Cash used in investing activities	(5,210)	(102,314)	(37,885)	—	(145,409)
Financing Activities					—
Payments on term loan	(9,750)	—	—	—	(9,750)
Net payments on other debt	(5,973)	(3,853)	—	—	(9,826)
Expenses related to debt restructuring	(4,016)	—	—	—	(4,016)
Transactions with affiliates, net	116,224	(146,968)	30,744	—	—
Cash provided by (used in) financing activities	96,485	(150,821)	30,744	—	(23,592)
Decrease in cash and cash equivalents	(204,517)	(89,790)	(269)	—	(294,576)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$367,668	$60,568	$11,419	$—	$439,655

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our regional results during the second quarter of 2016, when compared to the second quarter of 2015, were impacted by significant declines in volume and pricing, reflecting continued weakness in all of the markets in which we participate. We have responded by continuing to rationalize volumes and shifting volumes to lower cost operations wherever possible. Additionally we continue to manage input costs and capital expenditures. We have also benefited from lower input pricing, particularly lower diesel fuel pricing.

Pricing for our metallurgical sales during the current quarter declined compared to the prior year quarter due to overhang from the persistent global oversupply that had driven pricing to multi-year lows. Forward pricing began to improve during the current quarter as supply rationalization began to take effect, economic growth, although slow, remained positive, and the U.S. dollar weakened versus key foreign currencies. We sold 1.8 million tons of metallurgical coal during the second quarter of 2016 compared to 1.6 million tons during the second quarter of 2015. Overseas thermal markets are uneconomic for substantially all U.S. production at current pricing levels.

Domestic thermal coal volumes continued their significant decline in all of our operating segments. The historically mild winter, low natural gas pricing, high generator stockpiles, and the effects of the implementation of the Mercury Air Toxics Standards, (MATS), combined to significantly reduce demand in domestic thermal markets. The mild winter weather resulted in decreased space heating demand for natural gas, driving pricing of the competing fuel during the first half of 2016 to levels low enough to displace significant amounts of coal-fueled electric generation throughout the country. Even PRB coal, with its lower cost structure, was significantly impacted by competition from low natural gas prices. The reduced coal burn has left utilities with historically high coal stockpile levels, further depressing demand. Closure of some coal fueled facilities to comply with the MATS regulation further reduced demand compared to the prior year periods. Although the closed coal-fueled plants were generally older, smaller, and less utilized than the remaining fleet, the closures have nevertheless had a negative impact on demand. Late in the current quarter natural gas pricing began to increase as early summer heat, increased gas exports, and stagnant gas production levels began to exert some positive pressure on pricing.

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

Regional Performance

The following table shows results by operating segment for the three and six months ended June 30, 2016 and compares them with the information for the three and six months ended June 30, 2015. The "Other" category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Powder River Basin
Tons sold (in thousands)	15,639	25,544	32,144	54,015
Coal sales per ton sold	$13.08	$13.24	$13.16	$13.37
Cost per ton sold	$14.01	$12.66	$14.41	$12.58
Operating margin per ton sold	$(0.93)	$0.58	$(1.25)	$0.79
Adjusted EBITDA (in thousands)	$15,932	$56,654	$22,942	$128,716
Appalachia
Tons sold (in thousands)	2,746	3,102	5,578	6,120
Coal sales per ton sold	$52.62	$65.83	$52.00	$65.53
Cost per ton sold	$64.22	$76.46	$60.55	$72.56
Operating loss per ton sold	$(11.60)	$(10.63)	$(8.55)	$(7.03)
Adjusted EBITDA (in thousands)	$(5,963)	$11,427	$1,645	$51,234
Other
Tons sold (in thousands)	1,069	1,927	1,880	3,546
Coal sales per ton sold	$31.13	$30.37	$31.74	$31.76
Cost per ton sold	$38.63	$25.77	$41.53	28.25
Operating margin per ton sold	$(7.50)	$4.60	$(9.79)	$3.51
Adjusted EBITDA (in thousands)	$595	$7,456	$(2,732)	$9,147

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the "Reconciliation of Non-GAAP measurements" for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA decreased approximately 72% in the second quarter of 2016 when compared to the second quarter of 2015, and approximately 82% in the first six months of 2016 compared to the first six months of 2015. The primary driver of the decline in Adjusted EBITDA is the 40.5% reduction in shipment volume in the first six months of 2016 compared to the first six months of 2015 discussed further in the "Overview" above. Pricing declined slightly in the current quarter and year to date primarily due to the annual roll off and no real replacement of sales orders for 2016. Cost per ton sold increased in the second quarter and first six months of 2016 when compared to the second quarter and first six months of 2015, respectively, due to the decrease in volume partially offset by reduced labor, reduced maintenance activity, lower supply usage, and lower input pricing, particularly lower diesel fuel pricing. Our strategy of protecting against oil price spikes while preserving downside price participation has allowed us to benefit from the decrease in oil pricing in the current period versus the prior year period.

Appalachia — Adjusted EBITDA decreased approximately 152% in the second quarter of 2016 when compared to the second quarter of 2015 and approximately 97% in the first six months of 2016 compared to the first six months of 2015. Shipment volume and coal sales per ton sold both declined in the current year periods versus the prior year. Coal sales volumes decreased in the second quarter and first six months of 2016 when compared to the second quarter and first six months of 2015 respectively, due to the idling or sale of three operations impacting the comparative periods, and reduced thermal demand. Metallurgical volume increased in both current year three and six month periods. Pricing declined in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 respectively, across all major quality specifications, with the greatest deterioration occurring in metallurgical pricing. As discussed above in the "Overview", supply rationalization began to positively impact spot metallurgical pricing in the current period, but the impact on our realized pricing was muted. Unit cost decreased significantly in the current year periods compared to the prior year periods, due to our continued shift of volume to lower cost operations, particularly the Leer complex, and the impairment of certain long lived assets in the third and fourth quarters of 2015 which significantly reduced depreciation, depletion, and amortization costs in the current year periods.

Other — Adjusted EBITDA declined in the second quarter and first six months of 2016 when compared to the second quarter and first six months of 2015 due to an approximately 45% and 47% decline in sales volumes in the current year quarter and six month period, respectively. Unit cost increased in the current year periods due to reduced production and shipment volume. Pricing increased in the second quarter of 2016 when compared to the second quarter of 2015 due to an increase in the percentage of tons sold from the higher priced Illinois basin.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. Our revenues consist of coal sales. The following table summarizes information about our coal sales during the three months ended June 30, 2016 and compares it with the information for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015	(Decrease) / Increase
	(In thousands)
Coal sales	$420,298	$644,462	$(224,164)
Tons sold	19,454	30,573	(11,119)

On a consolidated basis, coal sales decreased in the second quarter of 2016 from the second quarter of 2015, primarily due to the reduction in thermal tons sold of approximately $194 million. The Powder River Basin accounts for approximately 68% of the value of the thermal volume decrease. Metallurgical and thermal pricing contributed approximately $34 million and $10 million to the reduction in coal sales respectively. Increased metallurgical volume offset these decreases by approximately $14 million. See discussion in "Regional Performance" for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2016 and compares it with the information for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$419,042	$566,252	$147,210
Depreciation, depletion and amortization	58,459	97,372	38,913
Amortization of acquired sales contracts, net	1	(1,644)	(1,645)
Change in fair value of coal derivatives and coal trading activities, net	1,158	1,211	53
Asset impairment and mine closure costs	43,701	19,146	(24,555)
Selling, general and administrative expenses	19,019	24,268	5,249
Other operating (income) expense, net	(10,561)	7,403	17,964
Total costs, expenses and other	$530,819	$714,008	$183,189

Cost of sales.  Our cost of sales decreased in the second quarter of 2016 from the second quarter of 2015 due to reduced operating activity related to the significant volume decline, and lower input pricing, particularly for diesel fuel. Major categories of reduction include sales related royalties and operating taxes (approximately $49 million), maintenance (approximately $24 million), contractor mining costs (approximately $11 million), labor and benefits (approximately $27 million), and diesel fuel (approximately $12 million). See discussion in "Regional Performance" for further information about regional results.

Depreciation, depletion and amortization.  When compared with the second quarter of 2015, depreciation, depletion and amortization costs decreased in 2016 due to the impairment of certain long lived assets in the third and fourth quarters of 2015 and the significantly reduced volume levels.

Asset impairment and mine closure costs.  During the second quarter of 2016 we sold our interest in Millennium Bulk Terminal in exchange for future through put rights. As a result of the sale, our remaining equity investment in Millennium was impaired. See Note 6, "Asset Impairment and Mine Closure Costs" to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the second quarter of 2015, primarily due to lower compensation related to reduced staffing levels, reduced professional services, and lower professional dues expense.

Other operating (income) expense, net. Other operating income for the second quarter of 2016 was favorable to other operating expense for the second quarter of 2015 primarily due to a reduction in cost for liquidated damages on logistics contracts of approximately $14 million, and gains on sales of an idle and an active operation of approximately $6 million. Substantially all of our agreements for export logistics that resulted in liquidated damages have been rejected in our Chapter 11 bankruptcy proceedings.

Nonoperating Expense.  The following table summarizes our nonoperating expense for the three months ended June 30, 2016 and compares it with the information for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Expenses related to proposed debt restructuring	$—	$(4,016)	$4,016
Reorganization items, net	(21,271)	—	(21,271)
Total nonoperating expense	$(21,271)	$(4,016)	$(17,255)

Nonoperating expenses in the second quarter of 2016 are related to our Chapter 11 reorganization efforts. See further discussion in Note 4, "Reorganization Items, Net", to the condensed consolidated financial statements.

Benefit from income taxes. The following table summarizes our benefit from income taxes for the three months ended June 30, 2016 and compares it with the information for the three months ended June 30, 2015:

	Three Months Ended June 30,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Benefit from income taxes	$(245)	$(4,071)	$(3,826)

The income tax benefit rate of 0.1% in the second quarter of 2016 decreased from 2.4% in the second quarter of 2015 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance. See further discussion in Note 12, "Income Taxes", to the condensed consolidated financial statements.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. Our revenues consist of coal sales. The following table summarizes information about our coal sales during the six months ended June 30, 2016 and compares it with the information for the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015	(Decrease) / Increase
	(In thousands)
Coal sales	$848,404	$1,321,467	$(473,063)
Tons sold	39,603	63,682	(24,079)

On a consolidated basis, coal sales decreased in the first half of 2016 from the first half of 2015, primarily due to the reduction in thermal tons sold of approximately $389 million. The Powder River Basin accounts for approximately 75% of the value of the thermal volume decrease. Metallurgical and thermal pricing contributed approximately $69 million and $37 million to the reduction in coal sales respectively. Increased metallurgical volume offset these decreases by approximately $22 million. See discussion in "Regional Performance" for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2016 and compares it with the information for the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$838,358	$1,128,574	$290,216
Depreciation, depletion and amortization	122,158	202,246	80,088
Amortization of acquired sales contracts, net	(832)	(5,034)	(4,202)
Change in fair value of coal derivatives and coal trading activities, net	2,368	2,431	63
Asset impairment and mine closure costs	129,221	19,146	(110,075)
Selling, general and administrative expenses	38,845	46,873	8,028
Other operating (income) expense, net	(12,781)	16,489	29,270
Total costs, expenses and other	$1,117,337	$1,410,725	$293,388

Cost of sales.  Our cost of sales decreased in the first half of 2016 from the first half of 2015 due to reduced operating activity related to the significant volume decline, and lower input pricing, particularly for diesel fuel. Major categories of reduction include sales related royalties and operating taxes (approximately $100 million), maintenance (approximately $53 million), contractor mining costs (approximately $34 million), labor and benefits (approximately $49 million), and diesel fuel (approximately $27 million). See discussion in "Regional Performance" for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first half of 2015, depreciation, depletion and amortization costs decreased in 2016 due to the impairment of certain long lived assets in the third and fourth quarters of 2015 and the significantly reduced volume levels.

Asset impairment and mine closure costs.  During the first quarter of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves. As a result of the idling and weakness in the thermal coal market, we determined these reserves were impaired. During the second quarter of 2016 we sold our interest in Millennium Bulk Terminal while retaining future through put rights. As a result of the sale, our remaining equity investment in Millennium was impaired. See Note 6, "Asset Impairment and Mine Closure Costs" to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first half of 2015, primarily due to lower compensation, professional services, and professional dues expense.

Other operating (income) expense, net. Other operating income for the first half of 2016 was favorable to other operating expense for the first half of 2015 primarily due to a reduction in cost for liquidated damages on logistics contracts of approximately $26 million and gains on sales of an idle and an active operation of approximately $6 million. Substantially all of our agreements for export logistics that resulted in liquidated damages have been rejected in our Chapter 11 bankruptcy proceedings.

Nonoperating Expense.  The following table summarizes our nonoperating expense for the six months ended June 30, and compares it with the information for the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Expenses related to proposed debt restructuring	$(2,213)	$(4,016)	$1,803
Reorganization items, net	(25,146)	—	(25,146)
Total nonoperating expense	$(27,359)	$(4,016)	$(23,343)

Nonoperating expenses in the first half of 2016 are related to our proposed debt restructuring activities and Chapter 11 reorganization efforts. See further discussion in Note 4, "Reorganization Items, Net", to the condensed consolidated financial statements.

Benefit from income taxes. The following table summarizes our benefit from income taxes for the six months ended June 30, 2016 and compares it with the information for the six months ended June 30, 2015:

	Six Months Ended June 30,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Benefit from income taxes	$(1,356)	$(7,467)	$(6,111)

The income tax benefit rate of 0.4% in the first half of 2016 decreased from 2.6% in the first half of 2015 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance. See further discussion in Note 12, "Income Taxes", to the condensed consolidated financial statements.

Reconciliation of NON-GAAP measures

Segment coal sales per ton sold

Segment coal sales per ton sold are calculated as the segment's coal sales revenues divided by segment tons sold. The segments' sales per tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in "other operating (income) expense, net" on the statement of operations, but relate to price protection on the sale of coal. Segment sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment sales per ton sold better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Reported segment coal sales revenues	$382,273	$600,854	$772,736	$1,235,757
Coal risk management derivative settlements classified in "other (income) expense, net"	185	(648)	330	(1,619)
Transportation costs	37,840	44,256	75,338	87,329
Coal sales	$420,298	$644,462	$848,404	$1,321,467

Segment cost per ton sold

Segment costs per ton sold are calculated as the segment's cost of tons sold divided by segment tons sold. The segments' cost of tons sold are adjusted for transportation costs, and may be adjusted for other items that, due to accounting rules, are classified in "other (income) expense, net" on the statement of operations, but relate directly to the costs incurred to produce coal. Segment cost of tons sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cost of tons sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cost of tons sold should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Reported segment cost of tons sold	$436,680	$610,165	$879,031	$1,222,923
Diesel fuel risk management derivative settlements classified in "other (income) expense, net"	(1,209)	(986)	(2,543)	(2,210)
Transportation costs	37,840	44,256	75,338	87,329
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(58,459)	(95,728)	(120,693)	(198,871)
Other (other operating segments, operating overhead, etc.)	4,190	8,545	7,225	19,403
Cost of sales	$419,042	$566,252	$838,358	$1,128,574

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reported Segment Adjusted EBITDA	$10,564	$75,537	$21,854	$189,097
Corporate and other	(18,924)	(30,209)	(40,240)	(61,997)
Adjusted EBITDA	(8,360)	45,328	(18,386)	127,100
Benefit from income taxes	245	4,071	1,356	7,467
Interest expense, net	(44,340)	(98,612)	(87,653)	(195,491)
Depreciation, depletion and amortization	(58,459)	(97,372)	(122,158)	(202,246)
Amortization of acquired sales contracts, net	(1)	1,644	832	5,034
Asset impairment and mine closure costs	(43,701)	(19,146)	(129,221)	(19,146)
Nonoperating expenses	(21,271)	(4,016)	(27,359)	(4,016)
Net loss	$(175,887)	$(168,103)	$(382,589)	$(281,298)

Corporate and other includes primarily selling, general and administrative expenses, income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities. Corporate and other adjusted EBITDA improved $11.3 million in the second quarter of 2016 and $21.8 million in the first half of 2016 when compared to the second quarter and first half of 2015 respectively. The benefit in the second quarter was due to $5.2 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”, $1.4 million in losses on investments in the prior year quarter, $1.6 million improvement in mark to market of heating oil derivatives, and $4.0 million improvement in actuarial adjustments, partially offset by a $1.9 million reduction in income from equity investments. The benefit in the first half was due to $8.0 million of reduced expenses recorded in the Statement of Operations line item “Selling, general and administrative expenses”, $4.2 million in losses on investments in the prior year quarter, $3.0 million for a customer settlement in the prior year quarter, $3.7 million improvement in mark to market of heating oil derivatives, and $3.3 million improvement in actuarial adjustments, partially offset by a $4.2 million reduction in income from equity investments.

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
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under our Debt Instruments, all as further described in Note 11, "Debt and Financing Arrangements", to this Form 10-Q. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under Debt Instruments, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior unsecured notes and senior secured notes accruing on or after the Petition Date. However, the Debtors will be required to pay interest on amounts borrowed under the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016 and June 23, 2016, the “DIP Credit Agreement”).
On June 30, 2016, we had $473.2 million of cash and liquid securities on hand. Based on our current internal financial forecasts, we believe that our cash on hand, cash generated from the results of our operations and funds available under our DIP Credit Agreement will be sufficient to fund anticipated cash requirements until a plan of reorganization is confirmed for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. In particular, weak coal market industry conditions, depressed metallurgical coal prices and reduced domestic thermal coal demand may continue to impact our results of operations and our available liquidity.

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016 and June 23, 2016, the “DIP Credit Agreement”) was entered into by and among us, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with us, the “Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

The DIP Credit Agreement which has been approved by the Court on a final basis provides for a super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”) consisting of term loans (collectively, the “DIP Term Loan”) in the aggregate principal amount of up to $275 million.

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

We entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016. See Note 18, "Subsequent Events."

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$(60,252)	$(125,575)
Investing activities	(89,403)	(145,409)
Financing activities	(31,312)	(23,592)

Cash used in operating activities during the first half of 2016 decreased to $60.3 million compared to $125.6 million in the first half of 2015. The decreased use of cash was driven by reduced cash interest paid of $140.4 million and change in inventory of $54.9 million, partially offset by the increase in our net loss of $101.3 million primarily related to the significant volume declines discussed in the "Overview" and "Operational Performance" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

We used $89.4 million of cash in investing activities during the first half of 2016 compared to using $145.4 million of cash in the first half of 2015, due to reduced capital expenditures of $25.2 million and a smaller increase in restricted cash of $33.2 million related to cash collateral required to support letters of credit outstanding under our accounts receivable securitization facility compared to the prior period.

Cash used in financing activities increased $7.7 million in the first half of 2016, compared to the first half of 2015, due to financing costs associated with our DIP Facility of $15.6 million and our amended accounts receivable securitization facility of $3.2 million and pre-filing debt restructuring costs of $2.2 million in the current year period. These uses of cash were partially offset by the fact that no principal payment was made on the $1.9 billion term loan facility as compared to $9.8 million in the prior year period and pre-filing debt restructuring costs of $4.0 million in the prior year period.

Ratio of Earnings to Fixed Charges

The following table sets forth our ratios of earnings to combined fixed charges and preference dividends for the periods indicated:

	Six Months Ended June 30,
	2016		2015
Ratio of earnings to combined fixed charges and preference dividends(1)	N/A	(2)	N/A	(2)

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
(2)     Total losses for the ratio calculation round to $285.5 million and total fixed charges were $94.0 million for the six months ended June 30, 2016. Total losses for the ratio calculation were $69.4 million and total fixed charges were $203.8 million for the six months ended June 30, 2015.

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

Our sales commitments for 2016 and 2017 were as follows as of June 30, 2016:

	2016		2017
	Tons	$ per ton	Tons	$ per ton
Powder River Basin	(in millions)		(in millions)
Committed, Priced	70.2	$13.17	40.6	$13.34
Committed, Unpriced	3.0		8.5
Appalachia
Committed, Priced Thermal	4.1	$49.14	1.5	$44.06
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	6.5	$55.98	—	$—
Committed, Unpriced Metallurgical	0.4		—
Other Bituminous
Committed, Priced	4.1	$32.17	3.2	$33.62
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at June 30, 2016. The estimated future realization of the value of the trading portfolio is $2.7 million of gains in the remainder of 2016.

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

During the six months ended June 30, 2016, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.4 million. The linear mean of each daily VaR was $0.2 million. The final VaR at June 30, 2016 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the six months ended June 30, 2016, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at June 30, 2016 was $0.2 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 41 to 46 million gallons per year of diesel fuel for use in our operations during 2016. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At June 30, 2016, we had protected the price of approximately 62% of its expected purchases for the remainder of the year with out-of-the-money call options with an average strike price of $2.25 per gallon. Due to the drop in heating oil prices, the Company has layered in 9.8 million gallons of at-the-money call options for the remainder of 2016 representing 49% of expected purchases at an average strike price of $1.32 per gallon. Additionally, we have protected approximately 18% of our expected 2017 purchases with out-of-the-money call options with an average strike price of 1.60 per gallon. At June 30, 2016, we had purchased heating oil call options for approximately 20 million gallons for the purpose of managing the price risk associated with future diesel purchases. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the D.C. Circuit’s decision. On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination. On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment. The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious. On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit. The court heard oral arguments on April 11, 2016. By opinion of the court filed on July 19, 2016, the court affirmed the district court judgment thus upholding the EPA's Final Determination.

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

Filing Under Chapter 11 of the United States Bankruptcy Code

On January 11, 2016 (the “Petition Date”), Arch and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtor’s Chapter 11 Cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). Each Debtor will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. See Note 1, "Basis of Presentation" to the condensed consolidated financial statements for further discussion of these proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 1,400,000 shares of our common stock. As of June 30, 2016, there were 1,092,580 shares of our common stock available for purchase under this program. We are prohibited from purchasing shares under this program during the pendency of our Chapter 11 Cases.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Item 6. Exhibits.

10.1	Amendment No. 3, dated as of April 26, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement dated January 21, 2016.
10.2	Amendment No. 4, dated as of June 10, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement dated January 21, 2016.
10.3	Amendment No. 5, dated as of June 23, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement dated January 21, 2016.
10.4	Amendment No. 3, dated as of April 26, 2016, to the Restructuring Support Agreement dated January 10, 2016.
10.5	Amendment No. 4, dated as of June 10, 2016, to the Restructuring Support Agreement dated January 10, 2016.
10.6	Amendment No. 5, dated as of June 23, 2016, to the Restructuring Support Agreement dated January 10, 2016.
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three and six months ended June 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

August 9, 2016

