Form 10-Q
period 2016-09-30
ARCH COAL INC
filed 2016-11-09
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At November 1, 2016, there were 24,999,358 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries (Debtor-in-Possession) Condensed Consolidated Statements of Operations (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$550,305	$688,544	$1,398,709	$2,010,011
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	450,427	540,192	1,288,785	1,668,766
Depreciation, depletion and amortization	69,423	103,965	191,581	306,211
Amortization of acquired sales contracts, net	104	(1,994)	(728)	(7,028)
Change in fair value of coal derivatives and coal trading activities, net	488	(3,559)	2,856	(1,128)
Asset impairment and mine closure costs	46	2,120,292	129,267	2,139,438
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	149,314	—	149,314
Selling, general and administrative expenses	20,498	25,731	59,343	72,604
Other operating (income) expense, net	(2,476)	(8,625)	(15,257)	7,864
	538,510	2,925,316	1,655,847	4,336,041

Income (loss) from operations	11,795	(2,236,772)	(257,138)	(2,326,030)
Interest expense, net
Interest expense (contractual interest of $101,520 and $300,852 for the three and nine months ended September 30, 2016)	(46,164)	(99,759)	(135,888)	(298,585)
Interest and investment income	582	672	2,653	4,007
	(45,582)	(99,087)	(133,235)	(294,578)

Loss before nonoperating expenses	(33,787)	(2,335,859)	(390,373)	(2,620,608)

Nonoperating expenses
Expenses related to proposed debt restructuring	—	(7,482)	(2,213)	(11,498)
Reorganization items, net	(20,904)	—	(46,050)	—
	(20,904)	(7,482)	(48,263)	(11,498)

Loss before income taxes	(54,691)	(2,343,341)	(438,636)	(2,632,106)
Benefit from income taxes	(3,270)	(343,865)	(4,626)	(351,332)
Net loss	$(51,421)	$(1,999,476)	$(434,010)	$(2,280,774)

Net loss per common share
Basic and diluted - Net loss per share	$(2.41)	$(93.91)	$(20.38)	$(107.16)

Basic and diluted weighted average shares outstanding	21,293	21,292	21,293	21,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net loss	$(51,421)	$(1,999,476)	$(434,010)	$(2,280,774)

Derivative instruments
Comprehensive income (loss) before tax	(149)	(2,527)	(535)	(681)
Income tax benefit (provision)	—	910	81	246
	(149)	(1,617)	(454)	(435)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	2,243	1,182	(1,844)	4,950
Income tax benefit (provision)	—	(425)	481	(1,782)
	2,243	757	(1,363)	3,168
Available-for-sale securities
Comprehensive income (loss) before tax	(438)	(362)	2,969	(3)
Income tax benefit (provision)	—	128	(1,043)	(4)
	(438)	(234)	1,926	(7)

Total other comprehensive income (loss)	1,656	(1,094)	109	2,726
Total comprehensive loss	$(49,765)	$(2,000,570)	$(433,901)	$(2,278,048)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$400,205	$450,781
Short term investments	111,451	200,192
Restricted cash	81,563	97,542
Trade accounts receivable (net of allowance for doubtful accounts of $0 and $7.8 million, respectively)	165,522	117,405
Other receivables	17,227	18,362
Inventories	159,410	196,720
Prepaid royalties	4,805	10,022
Coal derivative assets	2,180	8,035
Other current assets	36,960	39,866
Total current assets	979,323	1,138,925
Property, plant and equipment, net	3,434,941	3,619,029
Other assets
Prepaid royalties	20,997	23,671
Equity investments	164,232	201,877
Other noncurrent assets	58,569	58,379
Total other assets	243,798	283,927
Total assets	$4,658,062	$5,041,881
Liabilities and Stockholders' Deficit
Liabilities not subject to compromise
Accounts payable	$89,966	$128,131
Accrued expenses and other current liabilities	223,780	329,450
Current maturities of debt	3,398	5,042,353
Total current liabilities	317,144	5,499,934
Long-term debt	30,037	30,953
Asset retirement obligations	394,699	396,659
Accrued pension benefits	23,716	27,373
Accrued postretirement benefits other than pension	87,123	99,810
Accrued workers’ compensation	119,828	112,270
Other noncurrent liabilities	65,824	119,171
Total liabilities not subject to compromise	1,038,371	6,286,170

Liabilities subject to compromise	5,295,785	—

Total liabilities	6,334,156	6,286,170

Stockholders' deficit
Common stock, $0.01 par value, authorized 26,000 shares, issued 21,448 shares and 21,446 shares at September 30, 2016 and December 31, 2015, respectively	2,145	2,145
Paid-in capital	3,056,307	3,054,211
Treasury stock, at cost, 152 shares at September 30, 2016 and December 31, 2015	(53,863)	(53,863)
Accumulated deficit	(4,678,977)	(4,244,967)
Accumulated other comprehensive loss	(1,706)	(1,815)
Total stockholders’ deficit	(1,676,094)	(1,244,289)
Total liabilities and stockholders’ deficit	$4,658,062	$5,041,881
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(434,010)	$(2,280,774)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	191,581	306,211
Amortization of acquired sales contracts, net	(728)	(7,028)
Amortization relating to financing activities	12,800	18,960
Prepaid royalties expensed	4,791	6,661
Employee stock-based compensation expense	2,096	4,459
Asset impairment and non-cash mine closure costs	119,194	2,136,610
Non-cash bankruptcy reorganization items	(16,634)	—
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	149,314
Expenses related to proposed debt restructuring	2,213	11,498
Gains on disposals and divestitures, net	(6,628)	(1,191)
Deferred income taxes	(419)	(347,180)
Changes in:
Receivables	(42,787)	(3,165)
Inventories	34,604	(48,848)
Accounts payable, accrued expenses and other current liabilities	90,920	(19,338)
Income taxes, net	(4,217)	(4,303)
Other	15,990	(1,568)
Cash used in operating activities	(31,234)	(79,682)
Investing activities
Capital expenditures	(82,434)	(109,250)
Additions to prepaid royalties	(305)	(5,808)
Proceeds from (consideration paid for) disposals and divestitures	(2,921)	1,020
Purchases of marketable securities	(98,750)	(203,094)
Proceeds from sale or maturity of marketable securities and other investments	187,006	248,362
Investments in and advances to affiliates	(3,440)	(7,944)
Withdrawals (deposits) of restricted cash	15,979	(44,732)
Cash provided by (used in) investing activities	15,135	(121,446)
Financing activities
Payments on term loan	—	(14,625)
Net payments on other debt	(12,083)	(12,192)
Expenses related to proposed debt restructuring	(2,213)	(11,498)
Debt financing costs	(20,181)	—
Cash used in financing activities	(34,477)	(38,315)
Decrease in cash and cash equivalents	(50,576)	(239,443)
Cash and cash equivalents, beginning of period	450,781	734,231
Cash and cash equivalents, end of period	$400,205	$494,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. ("Arch Coal") and its subsidiaries (the “Company”). The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Kentucky, Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

Filing Under Chapter 11 of the United States Bankruptcy Code

On January 11, 2016 (the “Petition Date”), Arch Coal and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch Coal, the “Debtors”; the Debtors, solely following the effective date of the Plan, the “Reorganized Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtors’ Chapter 11 Cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). During the Chapter 11 Cases, each Debtor continues to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.
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
As required by the Bankruptcy Code, the U.S. Trustee for the Eastern District of Missouri appointed an official committee of unsecured creditors (the “Creditors’ Committee”) on January 25, 2016. During the Chapter 11 Cases, the Creditors’ Committee represents all unsecured creditors of the Debtors and has a right to be heard on all matters that come before the Court.

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

The Plan (as defined below) was confirmed by the Bankruptcy Court on September 13, 2016 and the Debtors emerged from bankruptcy on October 5, 2016. For further information, see Note 19, “Subsequent Events.”

Restructuring Support Agreement

As previously disclosed, prior to the Petition Date, certain of the Debtors entered into a Restructuring Support Agreement, dated as of January 10, 2016, which agreement was amended (on February 25, 2016, March 28, 2016, April 26, 2016, May 5, 2016, June 10, 2016 and June 23, 2016). On July 5, 2016, the Debtors entered into an Amended and Restated Restructuring Support Agreement (the “Amended and Restated RSA”) with lenders holding more than 75% of the aggregate principal amount of loans outstanding under Arch’s pre-petition first lien credit facility, the statutory committee of unsecured creditors appointed in the Chapter 11 Cases pursuant to Section 1102 of the Bankruptcy Code (the “Committee”) and certain members of the Committee. On September 29, 2016, the Amended and Restated RSA was amended to extend the deadline for substantial consummation of the Plan to coincide with the Company’s emergence from bankruptcy on October 5, 2016.

Confirmation of Plan of Reorganization

On September 13, 2016, the Bankruptcy Court entered an order, Docket No. 1324 (the “Confirmation Order”) confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated September 11, 2016 (the “Plan”), which order was amended on September 15, 2016, Docket No. 1334.

The Plan’s effectiveness is subject to certain conditions being satisfied or waived, including, (a) the documents governing the Reorganized Debtors’ new $326.5 million first lien debt facility (the “New First Lien Debt Facility”) shall have been duly executed and delivered by the Reorganized Debtors parties thereto, and all conditions precedent to the consummation of the New First Lien Debt Facility shall have been waived or satisfied in accordance with the terms thereof, and the closing of the New First Lien Debt Facility shall have occurred; (b) the Debtors’ existing securitization facility shall be reinstated on terms substantially as set forth in the Plan Supplement; (c) all documents and agreements necessary to implement the Plan, including the Plan Supplement and the Confirmation Order, shall have been executed; and (d) the Debtors shall have received all authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents that are necessary to implement the Plan and that are required by law, regulation or order. The date on which all conditions to the effectiveness of the Plan have been satisfied or waived is the “Effective Date” of the Plan. The Company satisfied all conditions contemplated by the Plan on October 5, 2016, which is the Effective Date of the Plan and the date which the Debtors emerged from bankruptcy. For further information, see Note 19, “Subsequent Events.”

The following is a summary of certain provisions of the Plan, as confirmed by the Bankruptcy Court pursuant to the Confirmation Order, and is not intended to be a complete description of the Plan.

Treatment of Claims

The Plan contemplates that:

•
Holders of allowed administrative expense claims, priority claims (other than administrative expense claims and priority tax claims) and secured claims (other than claims arising under priority claims, the prepetition first lien credit facility and prepetition second lien notes) will be paid in full.

•
Holders of allowed claims arising under the Debtors’ prepetition first lien credit facility (“First Lien Credit Facility”) will receive their pro rata distribution of (i) total cash payments equal to the greater of (A) $144,796,527.78 less the amount of the adequate protection payments and (B) $30,000,000; (ii) $326.5 million in principal amount of New First Lien Debt Facility; and (iii) 94% of the common stock of Reorganized Arch Coal (the “New Common Stock”), subject to dilution on account of (a) any Class A Common Stock (as defined below) issued upon exercise of the warrants (the “New Warrants”) issued pursuant to the Plan to purchase up to 12% of the fully diluted Class A Common Stock as of the Effective Date and exercisable at any time for a period of 7 years from the Effective Date at a strike price calculated based on a total equity capitalization of $1.425 billion and (b) the issuance of New Common Stock in an amount of up to 10% of the New Common Stock, on a fully diluted basis, pursuant to a management incentive plan (the “Management Incentive Plan”).

•
Holders of allowed claims on account of prepetition second lien or unsecured notes (the “Prepetition Notes”) will receive their pro rata distribution of (i) $22.636 million in cash, (ii) at such holder’s election, either (A) such holder’s pro rata share of the New Warrants or (B) such holder’s pro rata share of $25 million in cash and (iii) 6% of the New Common Stock (subject to dilution on account of any exercise of the New Warrants and pursuant to the Management Incentive Plan).

•
Holders of allowed general unsecured claims against Debtors (other than claims on account of the First Lien Credit Facility or Prepetition Notes) will receive their pro rata distribution of $7.364 million cash, less fees and expenses incurred by any professionals retained by a claims oversight committee up to $200,000.

•
The Reorganized Debtors will waive and release any claims or causes of action that they have, had, or may have that are based on sections 502(d), 544, 545, 547, 548, 549, 550, 551, 553(b) and 724(a) of the Bankruptcy Code and analogous non- bankruptcy law for all purposes against (i) prepetition trade creditors and (ii) officers, directors, employees or representatives of the Debtors or the Reorganized Debtors and all agents and representatives of all of the foregoing. However, the Reorganized Debtors will retain the right to assert any said claims as defenses or counterclaims in any cause of action brought by any creditor.

New First Lien Debt Facility

Pursuant to the Plan and a condition to its effectiveness, holders of allowed claims on account of the First Lien Credit Facility will receive their pro rata share of the New First Lien Debt Facility to be entered into on the Effective Date in an aggregate original principal amount of $326.5 million. The New First Lien Debt Facility will mature on the date that is five years after the Effective Date. Wilmington Trust, National Association will serve as administrative agent and collateral agent thereunder. Borrowings under the New First Lien Debt Facility will bear interest at a per annum rate equal to, at the option of Arch Coal, either (i) a London interbank offered rate (“LIBOR”) plus an applicable margin of 9%, subject to a 1% LIBOR floor, or (ii) a base rate plus an applicable margin of 8%. Interest payments will be payable quarterly in cash, unless the Debtors’ liquidity (as defined therein) after giving effect to the applicable interest payment would not exceed $300 million, in which case interest may be payable in kind at the Company’s option. The New First Lien Debt Facility will be guaranteed by all existing and future wholly owned domestic subsidiaries of Arch Coal subject to customary exceptions, and will be secured by first priority security interests on substantially all assets of each Reorganized Debtor, including 100% of the voting equity interests of directly owned domestic subsidiaries and 65% of the voting equity interests of directly owned foreign subsidiaries, subject to customary exceptions.

Pursuant to the Plan, the Company entered into the New First Lien Debt Facility on October 5, 2016. For further information, see Note 19, “Subsequent Events.”

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

On the Effective Date, the Company expects to extend and amend the existing $200 million trade accounts receivable securitization facility provided to Arch Receivable (the “Extended Securitization Facility”), which will continue to support the issuance of letters of credit and will also reinstate Arch Receivable’s ability to request cash advances as existed prior to the Petition Date. The Extended Securitization Facility will terminate at the earliest of (i) three years from the Effective Date, (ii) if Liquidity (defined in the Extended Securitization Facility) is less than $175,000,000 for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable and certain of the Reorganized Debtors party to the Extended Securitization Facility will grant to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such Debtors from the sale of coal and all proceeds thereof.

The Company extended and amended the Securitization Facility on October 5, 2016. For further information, see Note 19, “Subsequent Events.”

Going Concern

The Company’s previously issued consolidated financial statements included cautionary language about its ability to continue as a going concern due to the Chapter 11 Cases. The Company emerged from Chapter 11 protection on October 5, 2016 and believes it has sufficient liquidity to fund its operations. For further information, see Note 19, “Subsequent Events.”

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2015	$325	$(721)	$(1,419)	$(1,815)
Unrealized gains (losses)	(138)	—	701	563
Amounts reclassified from AOCI	(316)	(1,363)	1,225	(454)
Balance at September 30, 2016	$(129)	$(2,084)	$507	$(1,706)

The following amounts were reclassified out of AOCI:

	Amounts Reclassified from AOCI				Line Item in the Condensed Consolidated Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
Details About AOCI Components	2016	2015	2016	2015
	(In thousands)
Derivative instruments	$76	$3,598	$397	$6,806	Revenues
	—	(1,295)	(81)	(2,452)	Benefit from income taxes
	$76	$2,303	$316	$4,354	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$2,510	$2,083	$7,854	$6,250
Amortization of actuarial gains (losses), net (1)	(4,753)	(3,266)	(6,010)	(11,200)
	(2,243)	(1,183)	1,844	(4,950)
	—	426	(481)	1,782	Benefit from income taxes
	$(2,243)	$(757)	$1,363	$(3,168)	Net of tax

Available-for-sale securities	$632	$(1,081)	$(2,263)	$(5,308)	Interest and investment income
	—	358	1,038	1,914	Benefit from income taxes
	$632	$(723)	$(1,225)	$(3,394)	Net of tax
[1] Production-related benefits and workers’ compensation costs are included in inventoriable production costs.

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

During the three months ended September 30, 2016, the Company recorded a charge of $20.9 million in “Reorganization items, net” comprised of professional fee expense of $22.6 million, partially offset by non-cash gains on rejected contracts of $1.7 million. Net cash paid for “Reorganization items, net” totaled $16.0 million during the three months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company recorded a charge of $46.1 million in “Reorganization items, net” comprised of professional fee expense of $62.7 million, partially offset by non-cash gains on rejected contracts of $16.6 million. Net cash paid for “Reorganization items, net” totaled $31.1 million during the nine months ended September 30, 2016.

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

Liabilities subject to compromise consist of the following:

September 30, 2016
(in thousands)
Previously Reported Balance Sheet Line
Debt	$5,026,806
Accrued expenses and current liabilities	138,253
Accounts payable	90,926
Noncurrent liabilities	39,800

Total Liabilities Subject to Compromise	$5,295,785

The debt balance included above is net of debt issuance costs of $64.9 million; for additional information on debt, see Note 12, “Debt and Financing Arrangements.”

6. Asset Impairment and Mine Closure Costs

During the third quarter of 2016, the Company recorded an immaterial amount of severance expense to “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations bringing the year-to-date total to $129.3 million. The amount includes the following: a $74.1 million impairment of coal reserves and surface land in Kentucky that are being leased to a mining company that idled its mining operations; a $38.0 million impairment of the Company’s equity investment in a brownfield bulk commodity terminal on the Columbia River in Longview, Washington as the Company relinquished its ownership rights in exchange for future throughput rights; $7.2 million of severance expense related to headcount reductions during the year; a $3.6 million curtailment charge related to the Company’s pension, postretirement health and black lung actuarial liabilities due to headcount reductions in the first half of the year; $3.4 million impairment charge on the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel operation that will not be recouped; and $2.9 million related to an other-than-temporary-impairment charge on an available-for-sale security.

During the third quarter of 2015, the Company recorded $2,120.3 million of “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations due to the continued deterioration in thermal and metallurgical coal markets and projections for a muted pricing recovery. The Company determined that the further weakening of the pricing environment in the third quarter and the projected operating losses represented indicators of impairment with respect to certain of its long-lived assets or asset groups. Using current pricing expectations which reflected marketplace participant assumptions, life of mine cash flows were used to determine if the undiscounted cash flows exceeded the current asset values for certain operating complexes in the Company’s Appalachia segment. Discounted cash flows were then utilized to reduce the carrying value of those assets to fair value. The discount rate used reflected the current financial difficulties present in the commodities sector in general and coal mining specifically; the perceived risk of financing coal mining in light of industry defaults; and the lack of an active market for buying or selling coal mining assets.  Additionally, the Company determined that the current market conditions represented an indicator of impairment for certain undeveloped coal properties that were acquired in times of significantly higher coal prices. Current prices and the significant capital outlay that would be required to develop these reserves indicated that the carrying value was not recoverable.

7. Losses from disposed operations resulting from Patriot Coal bankruptcy

On December 31, 2005, the Company entered into a purchase and sale agreement with Magnum to sell certain operations. On July 23, 2008, Patriot acquired Magnum. On May 12, 2015, Patriot and certain of its wholly owned subsidiaries (“Debtors”), including Magnum, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. Subsequently, on October 28, 2015, Patriot’s Plan of Reorganization was approved, including an authorization to reject their collective bargaining agreements and modify certain union-related retiree benefits. As a result of the Plan of Reorganization, the Company became statutorily responsible for retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 for certain retirees of Magnum who retired prior to October 1, 1994. In addition, the Company has provided surety bonds to Patriot related to permits that were sold to an affiliate of Virginia Conservation Legacy Fund, Inc. (“VCLF”). Should VCLF not perform the required reclamation, the Company would incur losses under the bonds and related indemnity agreements. During the third quarter of 2015, the Company recognized $149.3 million in losses related to the previously disposed operations as a result of the Patriot Coal bankruptcy.

8. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Coal	$51,426	$85,043
Repair parts and supplies	107,984	111,677
	$159,410	$196,720

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $5.1 million at September 30, 2016 and $6.0 million at December 31, 2015.

9. Investments in Available-for-Sale Securities

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	111,545	8	(102)	111,451	111,451	—
Equity securities	913	786	—	1,699	—	1,699
Total Investments	$112,458	$794	$(102)	$113,150	$111,451	$1,699

	December 31, 2015
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$10,007	$—	$(12)	$9,995	$9,995	$—
Corporate notes and bonds	190,496	—	(299)	190,197	190,197	—
Equity securities	3,938	668	(2,888)	1,718	—	1,718
Total Investments	$204,441	$668	$(3,199)	$201,910	$200,192	$1,718

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $73.0 million and $184.6 million at September 30, 2016 and December 31, 2015, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year, and were also in a continuous unrealized loss position during that time, was $28.6 million and $15.8 million at September 30, 2016 and December 31, 2015, respectively. The unrealized losses in the Company’s portfolio at September 30, 2016 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2016 have maturity dates ranging from the third quarter of 2016 through the fourth quarter of 2017. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

10. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 41 to 46 million gallons of diesel fuel for use in its operations during 2016. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. The Company has purchased 8.4 million gallons of call options for the remainder of 2016 representing 65% of expected purchases at an average strike price of $1.40 per gallon. Additionally, the Company has protected approximately 49% of its expected 2017 purchases with call options with an average strike price of $1.66 per gallon. At September 30, 2016, the Company had outstanding heating oil call options for approximately 22 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Coal price risk management positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted, index-priced sales or purchases of coal or to the risk of changes in the fair value of a fixed price physical sales contract. Certain derivative contracts may be designated as hedges of these risks.

At September 30, 2016, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2016	2017	Total
Coal sales	55	540	595
Coal purchases	60	480	540

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges. Additionally, the

Company has also entered into a nominal quantity of foreign currency put options protecting for decreases in the Australian to United States dollar exchange rate, which could impact metallurgical coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $1.5 million of gains during the remainder of 2016.

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

	September 30, 2016			December 31, 2015
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$—	$(14)		$4	$(20)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	3,964	—		1,017	—
Coal -- held for trading purposes	66,156	(64,730)		110,653	(104,814)
Coal -- risk management	879	(576)		3,912	(1,947)
Natural gas	110	—		494	(247)
Foreign currency	9	—		—	—
Total	71,118	(65,306)		116,076	(107,008)
Total derivatives	71,118	(65,320)		116,080	(107,028)
Effect of counterparty netting	(64,965)	64,965		(107,028)	107,028
Net derivatives as classified in the balance sheets	$6,153	$(355)	$5,798	$9,052	$—	$9,052

		September 30, 2016	December 31, 2015
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and foreign currency	Other current assets	$3,973	$1,017
Coal and natural gas	Coal derivative assets	2,180	8,035
	Accrued expenses and other current liabilities	(355)	—
		$5,798	$9,052

The Company had a current asset for the right to reclaim cash collateral of $1.4 million at September 30, 2016 and the right to reclaim cash collateral of $1.7 million at December 31, 2015, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2016	2015
Coal sales	(1)	$(612)	$3,636	$108	$6,683
Coal purchases	(2)	541	(2,561)	(32)	(3,084)
Totals		$(71)	$1,075	$76	$3,599

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized
		2016	2015
Coal — unrealized	(3)	$(566)	$(809)
Coal — realized	(4)	$(133)	$511
Natural gas — unrealized	(3)	$(79)	$(16)
Heating oil — diesel purchases	(4)	$(770)	$(5,525)
Foreign currency	(4)	$(314)	$(602)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2016	2015	2016	2015
Coal sales	(1)	$(672)	$12,738	$1,634	$12,555
Coal purchases	(2)	536	(6,612)	(1,237)	(5,748)
Totals		$(136)	$6,126	$397	$6,807

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2016 and 2015.

Derivatives Not Designated as Hedging Instruments (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized
		2016	2015
Coal — unrealized	(3)	$(1,662)	$(2,095)
Coal — realized	(4)	$(476)	$2,428
Natural gas — unrealized	(3)	$(463)	$(78)
Heating oil — diesel purchases	(4)	$826	$(7,262)
Foreign currency	(4)	$(451)	$(602)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at September 30, 2016, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized gains of $0.1 million and net unrealized and realized gains of $4.4 million during the three months ended September 30, 2016 and 2015, respectively; and net unrealized and realized losses of $0.9 million and net unrealized and realized gains of $3.3 million during the nine months ended September 30, 2016 and 2015. Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Payroll and employee benefits	$58,855	$58,423
Taxes other than income taxes	100,737	104,755
Interest	162,895	119,785
Acquired sales contracts	—	3,852
Workers’ compensation	13,639	16,875
Asset retirement obligations	17,290	13,795
Other	8,617	11,965
	$362,033	$329,450
Less: liabilities subject to compromise	(138,253)	—
	$223,780	$329,450

12. Debt and Financing Arrangements

	September 30,	December 31,
	2016	2015
	(In thousands)
Term loan due 2018 ($1.9 billion face value)	$1,875,429	$1,875,429
7.00% senior notes due 2019 at par	1,000,000	1,000,000
9.875% senior notes due 2019 ($375.0 million face value)	365,600	365,600
8.00% senior secured notes due 2019 at par	350,000	350,000
7.25% senior notes due 2020 at par	500,000	500,000
7.25% senior notes due 2021 at par	1,000,000	1,000,000
Other	34,069	47,134
Debt issuance costs	(64,857)	(64,857)
	5,060,241	5,073,306
Less: liabilities subject to compromise	5,026,806	—
Less: current maturities of debt	3,398	5,042,353
Long-term debt	$30,037	$30,953

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

The Debtors emerged from bankruptcy on October 5, 2016 and, as a result, the Company’s outstanding obligations under the Debt Instruments were discharged. For further information, see Note 19, “Subsequent Events.”

Securitization Agreement

On January 13, 2016, the Company agreed with the Securitization Financing Providers that, subject to the Amendments, they will continue the $200 million trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a non-debtor special-purpose entity that is a wholly owned subsidiary of the Company (“Arch Receivable”) (the “Securitization Facility”).

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

The Company extended and amended the Securitization Facility on October 5, 2016. For further information, see Note 19, “Subsequent Events.”

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016, June 23, 2016, July 20, 2016 and September 28, 2016, the “DIP Credit Agreement”) was entered into by and among Arch Coal, as borrower, certain of the Debtors, as guarantors (the “Guarantors” and, together with the Company, the “DIP Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

The DIP Credit Agreement, which has been approved by the Court on a final basis, provides for a super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”) consisting of term loans (collectively, the “DIP Term Loan”) in the aggregate principal amount of up to $275 million.

The maturity date of the DIP Facility is the earliest of (i) January 31, 2017, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order of the Court, (iii) the consummation of the sale of all or substantially all of the assets of the DIP Loan Parties pursuant to Section 363 of the Bankruptcy Code and (iv) the date the obligations under the DIP Facility are accelerated pursuant to the terms of the DIP Credit Agreement. Borrowings under the DIP Facility bear interest at an interest rate per annum equal to, at the Company’s option (i) LIBOR plus 9.00%, subject to a 1.00% LIBOR floor or (ii) the base rate plus 8.00%.

Obligations under the DIP Credit Agreement are guaranteed on a super-priority senior secured basis by all existing and future wholly-owned domestic subsidiaries of Arch Coal, and all newly created or acquired wholly-owned domestic subsidiaries of Arch Coal, subject to customary limited exceptions.

The lenders under the DIP Credit Agreement have a first priority lien on all encumbered and unencumbered assets of the DIP Loan Parties (the “DIP Lien”), subject to a $75 million carve-out for super-priority claims relating to the Debtors’ self-bonding obligations in Wyoming, a customary professional fees carve-out and certain exceptions.

The DIP Loan Parties are subject to certain financial maintenance covenants under the DIP Credit Agreement, including, without limitation, (i) maximum capital expenditures and (ii) minimum liquidity (defined as unrestricted cash and cash equivalents of Arch Coal and its domestic subsidiaries (other than any securitization subsidiary or bonding subsidiary), plus withdrawable funds from brokerage accounts of Arch Coal and its domestic subsidiaries (other than any securitization subsidiary or bonding subsidiary) plus any unused commitments that are available to be drawn by the Company pursuant to the terms of the DIP Credit Agreement) of (A) $300 million prior to the entry of the Final Order (as defined below) and (B) $500 million following the entry of the Final Order, in each case tested on a monthly basis.  The DIP Credit Agreement contains customary affirmative and negative covenants and representations for debtor-in-possession financings. In addition to customary events of default for debtor-in-possession financings, the DIP Credit Agreement contains milestones relating to the Chapter 11 Cases and any failure to comply with such milestones constitutes an event of default.

The DIP Facility is subject to certain usual and customary prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the DIP Credit Agreement), (ii) non-ordinary course asset sales or dispositions in excess of $50 million in the aggregate (with no individual asset sale or disposition in excess of $7.5 million) and (iii) any casualty event in excess of $50 million in the aggregate, subject to customary reinvestment rights, in each case to be applied to prepay the DIP Term Loan. At a hearing held on February 23, 2016 in the Chapter 11 Cases, the Court issued an order approving the DIP Facility on a final basis (the “Final Order”), overruling the objections of the Creditors’ Committee and certain other parties who asserted, among other things, that the DIP Facility was unnecessary and argued that the Debtors should enter into an alternate debtor-in-possession financing facility proposed by certain members of the Creditors’ Committee.

Arch Coal entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016 which extended the availability period to borrow under the DIP Facility from July 21, 2016 to the earlier to occur of (i) September 30, 2016 and (ii) the termination of the DIP Facility with a corresponding extension to the period during which the 5% per annum unused commitment fee is applicable.

Arch Coal entered into an amendment to the DIP Credit Agreement, dated as of September 28, 2016, which (i) extended the availability period to borrow under the DIP Facility and (ii) extended the deadline for the Plan to become effective, in each case, to coincide with the Company’s emergence from bankruptcy on October 5, 2016, with a corresponding extension to the period during which the 5% per annum unused commitment fee is applicable.

The Company paid $17.0 million in financing fees related to the DIP Facility which have been deferred and are being amortized over the term of the DIP Facility.

The Debtors emerged from bankruptcy on October 5, 2016 and all commitments under the DIP Credit Agreement were terminated. For further information, see Note 19, “Subsequent Events.”

Contractual Interest Expense

The Company has recorded interest expense of $46.2 million and $135.9 million for the three and nine months ended September 30, 2016, respectively, compared to $99.8 million and $298.6 million for the three and nine months ended September 30, 2015, respectively. The reduction in interest expense in the current year is due to the Company’s bankruptcy filing. The contractual interest expense parenthetically disclosed on the face of the income statement represents interest expense that the Company was obligated to pay prior to the bankruptcy filing.

13. Income Taxes

During 2016, the Company determined it was more likely than not that the federal and state net operating losses it expects to generate in 2016 will not be realized based on projections of future taxable income. Accordingly, the estimated annual effective rate for the year ended December 31, 2016 includes the impact of recording a valuation allowance against these attributes. During the nine months ended September 30, 2016, the Company realized a net tax benefit of $4.6 million, which included an expense to increase the valuation allowance of $181.9 million for federal net operating losses and tax credits and $9.3 million for the state net operating losses.

During the nine months ended September 30, 2015, the Company increased its valuation allowance for the portion of the federal and state net operating losses it expected to generate in 2015. The Company increased its valuation allowance by $616.0 million for the federal net operating losses and $29.4 million for the state net operating losses.

14. Fair Value Measurements

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2016.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$113,150	$1,699	$111,451	$—
Derivatives	6,153	1,960	220	3,973
Total assets	$119,303	$3,659	$111,671	$3,973
Liabilities:
Derivatives	$355	$224	$—	$131

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In thousands)
Balance, beginning of period	$4,771	$2,432
Realized and unrealized gains recognized in earnings, net	(1,888)	(1,686)
Realized and unrealized gains recognized in other comprehensive income, net	—	—
Purchases	1,586	5,021
Issuances	—	(488)
Settlements	(627)	(1,437)
Ending balance	$3,842	$3,842

Net unrealized losses of $0.5 million and $0.0 million were recognized in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2016 related to Level 3 financial instruments held on September 30, 2016.

Fair Value of Long-Term Debt

At September 30, 2016 and December 31, 2015, the fair value of the Company’s debt, including amounts classified as current, was $1.5 billion and $937.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

15. Loss Per Common Share

The effect of options, restricted stock and restricted stock units that were excluded from the calculation of diluted weighted average shares outstanding because the exercise price or grant price of the securities exceeded the average market price of the Company’s common stock was immaterial for both the three and nine months ended September 30, 2016, and 2015, respectively. The weighted average share impact of options, restricted stock and restricted stock units that were excluded from the calculation of weighted average shares due to the Company’s incurring a net loss was immaterial for both the three and nine months ended September 30, 2016 and 2015, respectively.

16. Employee Benefit Plans
The following table details the components of pension benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$—	$2	$—	$7
Interest cost	2,803	3,688	9,338	10,953
Expected return on plan assets	(4,641)	(5,044)	(13,623)	(15,275)
Curtailments	—	526	454	526
Amortization of other actuarial losses	2,292	1,395	3,973	6,638
Net costs	$454	$567	$142	$2,849

The following table details the components of other postretirement benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Service cost	$128	$216	$393	$649
Interest cost	951	321	3,223	964
Curtailments	—	—	(970)	—
Amortization of prior service credits	(2,509)	(2,084)	(7,854)	(6,251)
Amortization of other actuarial losses (gains)	283	(527)	(849)	(1,582)
Net credit	$(1,147)	$(2,074)	$(6,057)	$(6,220)

17. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of September 30, 2016 and December 31, 2015, the Company had accrued $2.9 million and $2.8 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

The Debtors emerged from bankruptcy on October 5, 2016 and, as a result, the automatic stay described above no longer applies, and all actions are permanently enjoined and precluded from proceeding to the extent they seek monetary compensation or claim breach of an obligation that gives rise to a right to payment, except to the extent that the claimant seeks payment solely from the proceeds of insurance coverage, and with respect to certain actions by governmental entities, in each case, as set forth in the Plan.  For further information, see Note 19, “Subsequent Events” to this Form 10-Q.

18. Segment Information

The Company’s reportable business segments are based on the major coal producing basins in which the Company operates and may include a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mining complex. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin, and, accordingly, market and contract pricing have developed by coal basin. Mining operations are evaluated based on adjusted EBITDAR, as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; and the Appalachia (APP) segment, with operations primarily in West Virginia.  The “Other” category combines other operating segments and includes the Company’s coal mining operations in Colorado and Illinois.

Operating segment results for the three and nine months ended September 30, 2016 and 2015 are presented below. The Company uses Adjusted EBITDAR to assess the operating segments’ performance and to allocate resources. Corporate, Other and Eliminations includes the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management; other support functions; and the elimination of intercompany transactions.

	PRB	APP	Other Operating Segments	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2016
Revenues	$295,891	$190,704	$63,710	$—	$550,305
Adjusted EBITDAR	73,299	11,616	20,963	(24,510)	81,368
Depreciation, depletion and amortization	37,246	20,749	10,635	793	69,423
Amortization of acquired sales contracts, net	104	—	—	—	104
Capital expenditures	113	7,043	1,000	140	8,296

Three Months Ended September 30, 2015
Revenues	$390,360	$205,573	$92,611	$—	$688,544
Adjusted EBITDAR	86,204	41,754	12,927	(6,080)	134,805
Depreciation, depletion and amortization	47,321	44,098	11,193	1,353	103,965
Amortization of acquired sales contracts, net	(1,124)	(870)	—	—	(1,994)
Capital expenditures	869	3,990	2,889	2,141	9,889

Nine Months Ended September 30, 2016
Revenues	$726,747	$535,262	$136,700	$—	$1,398,709
Adjusted EBITDAR	96,242	13,261	18,230	(64,751)	62,982
Depreciation, depletion and amortization	100,151	62,500	26,678	2,252	191,581
Amortization of acquired sales contracts, net	134	(862)	—	—	(728)
Capital expenditures	612	17,413	3,910	60,499	82,434

Nine Months Ended September 30, 2015
Revenues	$1,124,046	$653,310	$232,655	$—	$2,010,011
Adjusted EBITDAR	214,920	92,988	22,074	(68,077)	261,905
Depreciation, depletion and amortization	134,393	135,028	32,082	4,708	306,211
Amortization of acquired sales contracts, net	(3,170)	(3,858)	—	—	(7,028)
Capital expenditures	22,263	15,323	7,199	64,465	109,250

A reconciliation of adjusted EBITDAR to consolidated loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDAR	$81,368	$134,805	$62,982	$261,905
Depreciation, depletion and amortization	(69,423)	(103,965)	(191,581)	(306,211)
Amortization of acquired sales contracts, net	(104)	1,994	728	7,028
Asset impairment and mine closure costs	(46)	(2,120,292)	(129,267)	(2,139,438)
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	(149,314)	—	(149,314)
Interest expense, net	(45,582)	(99,087)	(133,235)	(294,578)
Expenses related to proposed debt restructuring	—	(7,482)	(2,213)	(11,498)
Reorganization items, net	(20,904)	—	(46,050)	—
Loss before income taxes	$(54,691)	$(2,343,341)	$(438,636)	$(2,632,106)

19. Subsequent Events

Bankruptcy Items

On September 13, 2016, the Bankruptcy Court entered an order, Docket No. 1324, confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of September 11, 2016 (the “Plan”), which order was amended on September 15, 2016, Docket No. 1334.

On October 5, 2016, Arch Coal satisfied the closing conditions contemplated by the Plan, which became effective on that date (the “Effective Date”).

New First Lien Debt Facility

On the Effective Date, pursuant to the Plan and as a condition to its effectiveness, Arch Coal entered into a new senior secured term loan credit agreement in an aggregate principal amount of $326.5 million with Wilmington Trust, National Association, as administrative agent and collateral agent (in such capacities, the “Agent”) for the lenders party thereto from time to time (collectively, the “Lenders”). The Lenders are all institutions that previously committed to make loans to Arch Coal under the DIP Credit Agreement (as defined below), and pursuant to the Plan collectively received a distribution of 94% of Arch Coal’s new common stock upon emergence. The New First Lien Debt Facility will mature on the date that is five years after the Effective Date.

Borrowings under the New First Lien Debt Facility bear interest at a per annum rate equal to, at the option of Arch Coal, either (i) a London interbank offered rate plus an applicable margin of 9%, subject to a 1% LIBOR floor (the “LIBOR Rate”), or (ii) a base rate plus an applicable margin of 8%. Interest payments will be payable in cash, unless Arch Coal’s liquidity (as defined therein) after giving effect to the applicable interest payment would not exceed $300 million, in which case interest may be payable in kind (any such interest that is paid in kind, the “PIK Interest”). The term loans provided under the New First Lien Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal $816,250. To the extent any interest is paid as PIK Interest on any interest payment date, the amount of the Term Loans in respect of which such PIK Interest is payable will be deemed to have accrued additional interest over the preceding interest period at 1.00%, which additional interest will be capitalized and added to the principal amount of outstanding Term Loans. The New First Lien Debt Facility is guaranteed by all existing and future wholly owned domestic subsidiaries of Arch Coal (collectively, the “Subsidiary Guarantors” and, together with Arch Coal, the “Exit Loan Parties”), subject to customary exceptions, and is secured by first priority security interests on substantially all assets of the Exit Loan Parties, including 100% of the voting equity interests of directly owned domestic subsidiaries and 65% of the voting equity interests of directly owned foreign subsidiaries, subject to customary exceptions. Arch Coal has the right to prepay Term Loans at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of Term Loans that bear interest at the LIBOR Rate other than at the end of the applicable interest periods therefor shall be made with reimbursement for any funding losses and redeployment costs of the Lenders resulting therefrom. The New First Lien Debt Facility is subject to certain usual and customary mandatory prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the New First Lien Debt Facility) and (ii) non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions and reinvestment rights. The New First Lien Debt Facility contains customary affirmative covenants and representations. The New First Lien Debt Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) indebtedness, (ii) liens and guaranties, (iii) liquidations, mergers, consolidations, acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) changes in organizational documents, (xiii) transactions with respect to bonding subsidiaries and (xiv) hedging transactions. The New First Lien Debt Facility does not contain any financial maintenance covenant. The New First Lien Debt Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) non-payment of principal and non-payment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross-events of default to indebtedness of at least $35 million, (v) cross-events of default to surety, reclamation or similar bonds securing obligations with an aggregate face amount of at least $50 million, (vi) uninsured judgments in excess of $35 million, (vii) any loan document shall cease to be a legal, valid and binding agreement, (viii) uninsured losses or proceedings against assets with a value in excess of $35 million, (ix) ERISA events, (x) a change of control or (xi) bankruptcy or insolvency proceedings relating to Arch Coal or any material subsidiary of Arch Coal.

Securitization Facility

On the Effective Date, Arch Coal extended and amended its existing $200 million trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a non-Debtor special-purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which continues to support the issuance of letters of credit and reinstates Arch Receivable’s ability to request cash advances, as existed prior to the filing of the voluntary petitions for relief under the Bankruptcy Code. Pursuant to the Extended Securitization Facility, the Debtors agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. The Extended Securitization Facility will terminate at the earliest of (i) three years from the Effective Date, (ii) if the Liquidity (defined in the Extended
Securitization Facility and consistent with the definition in the New First Lien Debt Facility) is less than $175,000,000 for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable and certain of the Reorganized Debtors (as defined above) party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such Debtors from the sale of coal and all proceeds thereof.

Warrant Agreement

On the Effective Date, Arch Coal entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC as warrant agent and, pursuant to the terms of the Plan, issued warrants (“Warrants”) to purchase up to an aggregate of 1,914,856 shares of Class A Common Stock, par value $0.01 per share, of Arch Coal (the “Class A Common Stock”) to holders of claims arising under the Cancelled Notes (as defined below). Each Warrant expires on October 5, 2023, and is initially exercisable for one share of Class A Common Stock at an initial exercise price of $57.00 per share. The Warrants are exercisable by a holder paying the exercise price in cash or on a cashless basis, at the election of the holder. The Warrants contain anti-dilution adjustments for stock splits, reverse stock splits, stock dividends, dividends and distributions of cash, other securities or other property, spin-offs and tender and exchange offers by Arch Coal or its subsidiaries to purchase Class A Common Stock at above-market prices.

If, in connection with a merger, recapitalization, business combination, transfer to a third party of substantially all of Arch Coal’s consolidated assets or other transaction that results in a change to the Class A Common Stock (each, a “Transaction”), (i) the Transaction is consummated prior to the fifth anniversary of the Effective Date and the Transaction consideration to holders of Class A Common Stock is 90% or more listed common stock or common stock of a company that provides publicly available financial reporting, and holds management calls regarding the same, no less than quarterly (“Reporting Stock”) or (ii) regardless of the consideration, the Transaction is consummated on or after the fifth anniversary of the Effective Date, the Warrants will be assumed by the surviving company and will become exercisable for the consideration that the holders of Class A Common Stock receive in such Transaction; provided that if the consideration such holders receive consists solely of cash, then upon the consummation of such Transaction, Arch Coal will pay for each Warrant an amount of cash equal to the greater of (i) (x) the amount of cash payable with respect to the number of shares of Class A Common Stock underlying the Warrant minus (y) the exercise price per share then in effect multiplied by the number of shares of Class A Common Stock underlying the Warrant and (ii) $0.

If a Transaction is consummated prior to the fifth anniversary of the Effective Date in which the Transaction consideration is less than 90% Reporting Stock, a portion of the Warrants corresponding to the portion of the Transaction consideration that is Reporting Stock will be assumed by the surviving company and will become exercisable for the Reporting Stock consideration that the holders of Class A Common Stock receive in such Transaction, and the portion of the Warrants corresponding to the portion of the Transaction consideration that is not Reporting Stock will, at the option of each holder, (i) be assumed by the surviving company and will become exercisable for the consideration that the holders of Class A Common Stock receive in such Transaction or (ii) be redeemed by Arch Coal for cash in an amount equal to the Black Scholes Payment (as defined in the Warrant Agreement).

Termination of Material Definitive Agreements

On the Effective Date, by operation of the Plan, all outstanding obligations under the following notes issued by Arch Coal and guaranteed by certain subsidiary guarantors, (collectively, the “Cancelled Notes”) were cancelled and the indentures governing such obligations were cancelled except as necessary to (a) enforce the rights, claims and interests of the applicable trustee vis-a-vis any parties other than the Debtors, (b) allow each trustee to receive distributions under the Plan and to distribute them to the holders of the Cancelled Notes in accordance with the terms of the applicable indenture, (c) preserve any rights of the applicable trustee to compensation, reimbursement and indemnification under each of the applicable indentures solely as against any money or property distributable to holders of Cancelled Notes, (iv) permit each of the trustees to enforce any obligation owed to them under the Plan and (v) permit each of the trustees to appear in the Chapter 11 cases or in any proceeding in the Bankruptcy Court or any other court:

•
7.000% Senior Notes due 2019, issued pursuant to an indenture dated as of June 14, 2011, by and among Arch Coal, as issuer, UMB Bank National Association, as trustee, and the guarantors named therein, as amended, supplemented or revised thereafter;

•
7.250% Senior Notes due 2020, issued pursuant to an indenture dated as of August 9, 2010, by and among Arch Coal, as issuer, U.S. Bank National Association, as trustee, and the guarantors named therein, as amended, supplemented or revised thereafter;

•
7.250% Senior Notes due 2021, issued pursuant to an indenture dated as of June 14, 2011, by and among Arch Coal, as issuer, UMB Bank National Association, as trustee, and the guarantors named therein, as amended, supplemented or revised thereafter;

•
9.875% Senior Notes due 2019, issued pursuant to an indenture dated as of November 21, 2012, by and among Arch Coal, as issuer, UMB Bank National Association, as trustee, and the guarantors named therein, as amended, supplemented or revised thereafter; and

•
8.000% Second Lien notes due 2019, issued pursuant to an indenture dated as of December 17, 2013, by and among Arch Coal, as issuer, Wilmington Savings Fund Society, as trustee and collateral agent as successor to UMB Bank National Association, and the guarantors named therein, as amended, supplemented or revised thereafter.

On the Effective Date, by operation of the Plan, all outstanding obligations under the following credit agreement (the “Prepetition Credit Agreement”) entered into by Arch Coal and guaranteed by certain of Arch Coal’s subsidiaries and the related collateral, guaranty and other definitive agreements relating to the Prepetition Credit Agreement were cancelled and the Prepetition Credit Agreement was cancelled except as necessary to (i) enforce the rights, claims and interests of the Prepetition Agent (as defined below) and any predecessor thereof vis-a-vis the Lenders and any parties other than the Debtors, (ii) to allow the Prepetition Agent to receive distributions under the Plan and to distribute them to the lenders under the Prepetition Credit Agreement and (iii) preserve any rights of the Prepetition Agent and any predecessor thereof as against any money or property distributable to holders of claims arising out of the Prepetition Credit Agreement or any related transaction documents, including any priority in respect of payment and the right to exercise any charging lien:

•
Amended and Restated Credit Agreement, dated as of June 14, 2011 (as amended by the First Amendment, dated as of May 16, 2012, the Second Amendment, dated as of November 20, 2012, the Third Amendment, dated as of November 21, 2012 and the Fourth Amendment, dated as of December 17, 2013), among Arch Coal, Inc., as borrower, the lenders from time to time party thereto, Wilmington Trust, National Association, in its capacities as term loan facility administrative agent (as successor to Bank of America, N.A. in such capacity) and collateral agent (as successor to PNC Bank, National Association in such capacity) (in such capacities, the “Prepetition Agent”)

On the Effective Date, all outstanding obligations under the following credit agreement (the “DIP Credit Agreement”) other than contingent and/or unliquidated obligations were paid in cash in full, all commitments under the DIP Credit Agreement and the related transaction documents referred to therein as the “Loan Documents” were terminated, all liens on property of the Debtors arising out of or related to the DIP Facility terminated and the Loan Documents were cancelled except with respect to (a) contingent and and/or unliquidated obligations under the Loan Documents which survive the Effective Date and continue to be governed by the Loan Documents and (b) the relationships among the DIP Agent (as defined below) and the lenders under the DIP Credit Agreement, as applicable, including but not limited to, those provisions relating to the rights of the DIP Agent and the lenders to expense reimbursement, indemnification and other similar amounts, certain reinstatement obligations set forth in the DIP Credit Agreement and any provisions that may survive termination or maturity of the credit facility governed by the DIP Credit Agreement in accordance with the terms thereof:

30

•
Superpriority Secured Debtor-In-Possession Credit Agreement, dated as of January 21, 2016 (as amended by the Waiver and Consent and Amendment No. 1, dated as of March 4, 2016, Amendment No. 2, dated as of March 28, 2016, Amendment No. 3, dated as of April 26, 2016, Amendment No. 4, dated as of June 10, 2016, Amendment No. 5, dated as of June 23, 2016, Amendment No. 6, dated as of July 20, 2016, and Amendment No. 7, dated as of September 28, 2016) among Arch Coal, Inc., as borrower, certain subsidiaries of Arch Coal, Inc., as guarantors, the lenders from time to time party there and Wilmington Trust, National Association, in its capacity as administrative agent and as collateral agent (in such capacities, the “DIP Agent”).

Sales of Equity Securities

Under the Plan, 24,589,834 shares of Class A Common Stock and 410,166 shares of Class B Common Stock, par value $.01 per share, (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”) were distributed to the secured lenders and to certain holders of general unsecured claims under the Plan on the Effective Date. In addition, on the Effective Date, Arch Coal issued Warrants to purchase up to an aggregate of 1,914,856 shares of Class A Common Stock. Arch Coal relied, based on the confirmation order it received from the Bankruptcy Court, on Section 1145(a)(1) of the U.S. Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (i) the offer and sale of Common Stock to the secured lenders and to the general unsecured creditors, (ii) the offer and sale of the Warrants to the holders of claims arising under the Cancelled Notes and (iii) the offer and sale of the Class A Common Stock issuable upon exercise of the Warrants. Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•
the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, of an affiliate participating in a joint plan of reorganization with the debtor or of a successor to the debtor under the plan of reorganization;

•	the recipients of the securities must hold claims against or interests in the debtor; and

•	the securities must be issued in exchange, or principally in exchange, for the recipient’s claim against or interest in the debtor.

Accounting Impact of Emergence

Upon emergence, the Company will apply fresh start accounting to our consolidated financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all postpetition liabilities and allowed claims and (ii) the holders of the existing voting shares immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 will reflect the consummation of the Plan and the adoption of fresh start accounting.

In the application of fresh start accounting, the Company will allocate our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets and liabilities, if any, will be reflected as goodwill and subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future financial statements will not be comparable in many respects to its consolidated financial statements for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the Plan.

The Bankruptcy Court approved a range of $650 million to $950 million for its reorganization value. While the Company is currently in the process of determining the adjustments that will result from the application of fresh start accounting, the Company expects its final reorganization value to be at the higher end of the range approved by the Bankruptcy Court.

20. Supplemental Consolidating Financial Information

Pursuant to the indentures governing Arch Coal, Inc.’s senior notes, certain wholly-owned subsidiaries of Arch Coal have fully and unconditionally guaranteed the senior notes on a joint and several basis.

Arch Coal and the subsidiaries which are guarantors under the senior notes are Debtors in the Chapter 11 Cases. The following tables present condensed consolidating financial information for (i) the Company (Debtor), (ii) the issuer of the senior notes (Debtor), (iii) the guarantors under the senior notes (Debtor), and (iv) the entities which are not guarantors under the senior notes (Arch Receivable Company, LLC and the Company’s subsidiaries outside the United States) (Non-Debtors). These tables provide substantially the same information as would be presented pursuant to the disclosure requirements of
ASC 852 with respect to condensed combined financial statements of entities in reorganization proceedings.

The notes were discharged upon emergence from bankruptcy and are no longer outstanding.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$550,305	$—	$—	$550,305
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	4,927	446,104	—	(604)	450,427
Depreciation, depletion and amortization	695	68,728	—	—	69,423
Amortization of acquired sales contracts, net	—	104	—	—	104
Change in fair value of coal derivatives and coal trading activities, net	—	488	—	—	488
Asset impairment and mine closure costs	—	46	—	—	46
Selling, general and administrative expenses	14,241	5,285	1,363	(391)	20,498
Other operating (income) expense, net	(1,599)	(1,001)	(871)	995	(2,476)
	18,264	519,754	492	—	538,510
Income from investment in subsidiaries	45,675	—	—	(45,675)	—
Income (loss) from operations	27,411	30,551	(492)	(45,675)	11,795
Interest expense, net
Interest expense (contractual interest of $101,520 for the three months ended September 30, 2016)	(68,022)	(6,705)	(2,238)	30,801	(46,164)
Interest and investment income	6,850	23,130	1,403	(30,801)	582
	(61,172)	16,425	(835)	—	(45,582)

Expenses related to proposed debt restructuring	—	—	—	—	—
Reorganization items, net	(20,904)	—	—	—	(20,904)
	(20,904)	—	—	—	(20,904)

Income (loss) from continuing operations before income taxes	(54,665)	46,976	(1,327)	(45,675)	(54,691)
Benefit from income taxes	(3,244)	—	(26)	—	(3,270)
Net income (loss)	$(51,421)	$46,976	$(1,301)	$(45,675)	$(51,421)
Total comprehensive income (loss)	$(49,765)	$48,800	$(1,301)	$(47,499)	$(49,765)

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$688,544	$—	$—	$688,544
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	3,211	537,471	—	(490)	540,192
Depreciation, depletion and amortization	896	103,069	—	—	103,965
Amortization of acquired sales contracts, net	—	(1,994)	—	—	(1,994)
Change in fair value of coal derivatives and coal trading activities, net	—	(3,559)	—	—	(3,559)
Asset impairment and mine closure costs	21,292	2,099,000	—	—	2,120,292
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	—	—	—	149,314
Selling, general and administrative expenses	18,059	6,725	1,489	(542)	25,731
Other operating (income) expense, net	3,503	(12,343)	(817)	1,032	(8,625)
	196,275	2,728,369	672	—	2,925,316
Loss from investment in subsidiaries	(2,025,900)	—	—	2,025,900	—
Loss from operations	(2,222,175)	(2,039,825)	(672)	2,025,900	(2,236,772)
Interest expense, net
Interest expense	(120,404)	(6,629)	(1,199)	28,473	(99,759)
Interest and investment income	6,710	20,781	1,654	(28,473)	672
	(113,694)	14,152	455	—	(99,087)

Expenses related to debt restructuring	(7,482)	—	—	—	(7,482)

Loss from continuing operations before income taxes	(2,343,351)	(2,025,673)	(217)	2,025,900	(2,343,341)
Provision for (benefit from) income taxes	(343,875)	—	10	—	(343,865)
Net loss	$(1,999,476)	$(2,025,673)	$(227)	$2,025,900	$(1,999,476)
Total comprehensive loss	$(2,000,570)	$(2,026,697)	$(227)	$2,026,924	$(2,000,570)

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$1,398,709	$—	$—	$1,398,709
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	10,463	1,280,020	—	(1,698)	1,288,785
Depreciation, depletion and amortization	2,188	189,393	—	—	191,581
Amortization of acquired sales contracts, net	—	(728)	—	—	(728)
Change in fair value of coal derivatives and coal trading activities, net	—	2,856	—	—	2,856
Asset impairment and mine closure costs	6,330	122,937	—	—	129,267
Selling, general and administrative expenses	40,738	15,936	3,770	(1,101)	59,343
Other operating (income) expense, net	(6,151)	(9,268)	(2,637)	2,799	(15,257)
	53,568	1,601,146	1,133	—	1,655,847
Loss from investment in subsidiaries	(157,279)	—	—	157,279	—
Loss from operations	(210,847)	(202,437)	(1,133)	157,279	(257,138)
Interest expense, net
Interest expense (contractual interest of $300,852 for the nine months ended September 30, 2016)	(200,387)	(19,678)	(6,779)	90,956	(135,888)
Interest and investment income	20,884	68,988	3,737	(90,956)	2,653
	(179,503)	49,310	(3,042)	—	(133,235)

Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Reorganization items, net	(46,050)	—	—	—	(46,050)
	(48,263)	—	—	—	(48,263)

Loss from continuing operations before income taxes	(438,613)	(153,127)	(4,175)	157,279	(438,636)
Benefit from income taxes	(4,603)	—	(23)	—	(4,626)
Net loss	$(434,010)	$(153,127)	$(4,152)	$157,279	$(434,010)
Total comprehensive loss	$(433,901)	$(155,158)	$(4,152)	$159,310	$(433,901)

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues	$—	$2,010,011	$—	$—	$2,010,011
Costs, expenses and other
Cost of sales (exclusive of items shown separately below)	16,589	1,654,348	—	(2,171)	1,668,766
Depreciation, depletion and amortization	2,969	303,240	2	—	306,211
Amortization of acquired sales contracts, net	—	(7,028)	—	—	(7,028)
Change in fair value of coal derivatives and coal trading activities, net	—	(1,128)	—	—	(1,128)
Asset impairment and mine closure costs	22,517	2,116,921	—	—	2,139,438
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	—	—	—	149,314
Selling, general and administrative expenses	50,664	19,239	4,262	(1,561)	72,604
Other operating (income) expense, net	7,065	417	(3,350)	3,732	7,864
	249,118	4,086,009	914	—	4,336,041
Loss from investment in subsidiaries	(2,035,313)	—	—	2,035,313	—
Loss from operations	(2,284,431)	(2,075,998)	(914)	2,035,313	(2,326,030)
Interest expense, net
Interest expense	(357,690)	(19,969)	(3,601)	82,675	(298,585)
Interest and investment income	21,457	60,811	4,414	(82,675)	4,007
	(336,233)	40,842	813	—	(294,578)

Expenses related to debt restructuring	(11,498)	—	—	—	(11,498)

Loss from continuing operations before income taxes	(2,632,162)	(2,035,156)	(101)	2,035,313	(2,632,106)
Provision for (benefit from) income taxes	(351,388)	—	56	—	(351,332)
Net loss	$(2,280,774)	$(2,035,156)	$(157)	$2,035,313	$(2,280,774)
Total comprehensive loss	$(2,278,048)	$(2,033,102)	$(157)	$2,033,259	$(2,278,048)

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Balance Sheets
September 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Cash and cash equivalents	$388,338	$420	$11,447	$—	$400,205
Short term investments	111,451	—	—	—	111,451
Restricted cash	—	—	81,563	—	81,563
Receivables	15,750	6,830	165,154	(4,985)	182,749
Inventories	—	159,410	—	—	159,410
Other	21,333	20,007	2,605	—	43,945
Total current assets	536,872	186,667	260,769	(4,985)	979,323

Property, plant and equipment, net	5,644	3,428,861	—	436	3,434,941

Investment in subsidiaries	5,958,449	—	—	(5,958,449)	—
Intercompany receivables	—	3,713,223	—	(3,713,223)	—
Note receivable from Arch Western	675,000	—	—	(675,000)	—
Other	39,988	203,265	545	—	243,798
Total other assets	6,673,437	3,916,488	545	(10,346,672)	243,798
Total assets	$7,215,953	$7,532,016	$261,314	$(10,351,221)	$4,658,062

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Accounts payable	$37,516	$52,410	$40	$—	$89,966
Accrued expenses and other current liabilities	69,723	157,989	1,050	(4,982)	223,780
Current maturities of debt	1,002	2,396	—	—	3,398
Total current liabilities	108,241	212,795	1,090	(4,982)	317,144
Long-term debt	—	30,037	—	—	30,037
Intercompany payables	3,474,361	—	238,862	(3,713,223)	—
Note payable to Arch Coal	—	675,000	—	(675,000)	—
Asset retirement obligations	1,062	393,637	—	—	394,699
Accrued pension benefits	4,034	19,682	—	—	23,716
Accrued postretirement benefits other than pension	71,722	15,401	—	—	87,123
Accrued workers’ compensation	17,620	102,208	—	—	119,828
Other noncurrent liabilities	26,718	38,824	282	—	65,824
Total liabilities not subject to compromise	3,703,758	1,487,584	240,234	(4,393,205)	1,038,371

Liabilities subject to compromise	5,188,722	107,063			5,295,785

Total liabilities	8,892,480	1,594,647	240,234	(4,393,205)	6,334,156

Stockholders’ equity (deficit)	(1,676,527)	5,937,369	21,080	(5,958,016)	(1,676,094)
Total liabilities and stockholders’ deficit	$7,215,953	$7,532,016	$261,314	$(10,351,221)	$4,658,062

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

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2016

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(186,456)	$198,137	$(42,915)	$—	$(31,234)
Investing Activities
Capital expenditures	(166)	(82,268)	—	—	(82,434)
Additions to prepaid royalties	—	(305)	—	—	(305)
Proceeds from (consideration paid for) disposals and divestitures	—	(2,921)	—	—	(2,921)
Purchases of marketable securities	(98,750)	—	—	—	(98,750)
Proceeds from sale or maturity of marketable securities and other investments	187,006	—	—	—	187,006
Investments in and advances to affiliates	—	(3,440)	—	—	(3,440)
Change in restricted cash	—	—	15,979	—	15,979
Cash provided by (used) in investing activities	88,090	(88,934)	15,979	—	15,135
Financing Activities
Net payments on other debt	(4,430)	(7,653)	—	—	(12,083)
Expenses related to proposed debt restructuring	(2,213)	—	—	—	(2,213)
Debt financing costs	(17,000)	—	(3,181)	—	(20,181)
Transactions with affiliates, net	172,701	(201,558)	28,857	—	—
Cash provided by (used in) financing activities	149,058	(209,211)	25,676	—	(34,477)
Increase (decrease) in cash and cash equivalents	50,692	(100,008)	(1,260)	—	(50,576)
Cash and cash equivalents, beginning of period	337,646	100,428	12,707	—	450,781
Cash and cash equivalents, end of period	$388,338	$420	$11,447	$—	$400,205

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2015

	Parent/Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash provided by (used in) operating activities	$(353,386)	$279,503	$(5,799)	$—	$(79,682)
Investing Activities
Capital expenditures	(956)	(108,294)	—	—	(109,250)
Additions to prepaid royalties	—	(5,808)	—	—	(5,808)
Proceeds from disposals and divestitures	—	1,020	—	—	1,020
Purchases of marketable securities	(203,094)	—	—	—	(203,094)
Proceeds from sale or maturity of marketable securities and other investments	248,362	—	—	—	248,362
Investments in and advances to affiliates	(788)	(7,156)	—	—	(7,944)
Change in restricted cash	—	—	(44,732)	—	(44,732)
Cash provided by (used in) investing activities	43,524	(120,238)	(44,732)	—	(121,446)
Financing Activities					—
Payments on term loan	(14,625)	—	—	—	(14,625)
Net payments on other debt	(5,814)	(6,378)	—	—	(12,192)
Expenses related to proposed debt restructuring	(11,498)	—	—	—	(11,498)
Transactions with affiliates, net	132,257	(182,761)	50,504	—	—
Cash provided by (used in) financing activities	100,320	(189,139)	50,504	—	(38,315)
Decrease in cash and cash equivalents	(209,542)	(29,874)	(27)	—	(239,443)
Cash and cash equivalents, beginning of period	572,185	150,358	11,688	—	734,231
Cash and cash equivalents, end of period	$362,643	$120,484	$11,661	$—	$494,788

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our regional results during the third quarter of 2016, when compared to the third quarter of 2015, were impacted by significant declines in volume and pricing, reflecting the lingering effects of long term weakness in all of the markets in which we participate. We have responded by rationalizing volumes and shifting volumes to lower cost operations wherever possible. Additionally, we continue to manage input costs and capital expenditures.

Pricing for our metallurgical sales during the current quarter declined compared to the prior year quarter due to the overhang from the persistent global oversupply that had driven pricing to multi-year lows. Forward pricing continued to improve during the current quarter as supply rationalization took effect, economic growth, although slow, remained positive, and the U.S. dollar weakened slightly versus key foreign currencies. Late in the current quarter, forward metallurgical pricing improvement accelerated substantially as supply scarcity became evident. We believe this significant improvement was driven by supply rationalization in North America, a Chinese mandate to restrict its domestic supply, years of global underinvestment in the industry, and some specific international supply disruptions, particularly in Australia. We sold 1.8 million tons of metallurgical coal during the third quarter of 2016 compared to 1.6 million tons during the third quarter of 2015. Overseas thermal markets remained uneconomic for most U.S. production during the current quarter.

Domestic thermal coal volumes continued their significant year over year decline in all of our operating segments. The historically mild winter, low natural gas pricing, high generator stockpiles, and the effects of the implementation of the Mercury Air Toxics Standards (MATS), combined to significantly reduce demand in domestic thermal markets. The mild winter weather resulted in decreased space heating demand for natural gas, driving pricing of the competing fuel during the first half of 2016 to levels low enough to displace significant amounts of coal-fueled electric generation throughout the country. Even PRB coal, with its lower cost structure, was significantly impacted by competition from low natural gas prices. The reduced coal burn has left utilities with historically high coal stockpile levels, further depressing demand. Closure of some coal fueled facilities to comply with the MATS regulation further reduced demand compared to the prior year periods. Although the closed coal-fueled plants were generally older, smaller, and less utilized than the remaining fleet, the closures have nevertheless had a negative impact on demand. In the current quarter natural gas pricing increased as hotter than normal summer temperatures, increased gas exports, and stagnant gas production levels led to rising gas pricing, allowing coal burn to improve significantly from the first half of the current year. Utility coal stockpiles were reduced during the current quarter, but remain above historical averages.

On January 11, 2016 (the “Petition Date”), Arch and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtors’ Chapter 11 Cases (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). During the Chapter 11 Cases, each Debtor continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

The Plan (as defined above) was confirmed by the Bankruptcy Court on September 13, 2016 and the Debtors emerged from bankruptcy on October 5, 2016. For further information, see Note 19, “Subsequent Events” to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Our revenues consist of coal sales. The following table summarizes information about our coal sales during the three months ended September 30, 2016 and compares it with the information for the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015	(Decrease) / Increase
	(In thousands)
Coal sales	$550,305	$688,544	$(138,239)
Tons sold	27,525	34,802	(7,277)

On a consolidated basis, coal sales decreased in the third quarter of 2016 from the third quarter of 2015, primarily due to the reduction in thermal tons sold of approximately $122 million. The Powder River Basin accounts for approximately 72% of the value of the thermal volume decrease. Metallurgical and thermal pricing contributed approximately $9 million and $21 million to the reduction in coal sales respectively. Increased metallurgical volume offset these decreases by approximately $13 million. See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2016 and compares it with the information for the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$450,427	$540,192	$89,765
Depreciation, depletion and amortization	69,423	103,965	34,542
Amortization of acquired sales contracts, net	104	(1,994)	(2,098)
Change in fair value of coal derivatives and coal trading activities, net	488	(3,559)	(4,047)
Asset impairment and mine closure costs	46	2,120,292	2,120,246
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	149,314	149,314
Selling, general and administrative expenses	20,498	25,731	5,233
Other operating (income) expense, net	(2,476)	(8,625)	(6,149)
Total costs, expenses and other	$538,510	$2,925,316	$2,386,806

Cost of sales.  Our cost of sales decreased in the third quarter of 2016 from the third quarter of 2015 due to reduced operating activity related to the significant volume decline and lower input pricing, particularly for diesel fuel. Major categories of reduction include sales related royalties and operating taxes (approximately $31 million), maintenance (approximately $25 million), contractor mining costs (approximately $5 million), labor and benefits (approximately $23 million), and diesel fuel (approximately $9 million). See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the third quarter of 2015, depreciation, depletion and amortization costs decreased in 2016 due to the impairment of certain long lived assets in the third and fourth quarters of 2015 and the significantly reduced volume levels.

Asset impairment and mine closure costs.  During the third quarter of 2015 our testing indicated impairment of several active and undeveloped properties. Impairment costs in the third quarter of 2015 included assets at two operating complexes and a significant portion of our undeveloped coal reserves value. See Note 6, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Losses from disposed operations relating to Patriot Coal bankruptcy.  During the third quarter of 2015 we recorded liabilities for surety bond and employee obligations that we incurred as a result of the Patriot Coal bankruptcy. See Note 7, “Losses from disposed operations resulting from Patriot Coal bankruptcy” to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the third quarter of 2015, primarily due to reduced legal and other professional services costs, lower compensation and benefits, and lower professional dues expense.

Other operating (income) expense, net. Other operating income for the third quarter of 2016 was unfavorable compared to the third quarter of 2015 primarily due to a $24 million gain from a contract settlement in the prior year quarter partially offset by a reduction in cost for liquidated damages on logistics contracts of approximately $13 million, and favorable mark to market impact from heating oil positions of approximately $3 million. Substantially all of our agreements for export logistics that resulted in liquidated damages have been rejected in our Chapter 11 bankruptcy proceedings.

Nonoperating Expense.  The following table summarizes our nonoperating expense for the three months ended September 30, 2016 and compares it with the information for the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Expenses related to proposed debt restructuring	$—	$(7,482)	$7,482
Reorganization items, net	(20,904)	—	(20,904)
Total nonoperating expense	$(20,904)	$(7,482)	$(13,422)

Nonoperating expenses in the third quarter of 2016 are related to our Chapter 11 reorganization efforts. See further discussion in Note 4, “Reorganization Items, Net”, to the condensed consolidated financial statements.

Benefit from income taxes. The following table summarizes our benefit from income taxes for the three months ended September 30, 2016 and compares it with the information for the three months ended September 30, 2015:

	Three Months Ended September 30,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Benefit from income taxes	$(3,270)	$(343,865)	$(340,595)

The income tax benefit rate of 6.0% in the third quarter of 2016 decreased from 14.7% in the third quarter of 2015 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance. See further discussion in Note 13, “Income Taxes”, to the condensed consolidated financial statements.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Our revenues consist of coal sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2016 and compares it with the information for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015	(Decrease) / Increase
	(In thousands)
Coal sales	$1,398,709	$2,010,011	$(611,302)
Tons sold	67,128	98,483	(31,355)

On a consolidated basis, coal sales decreased in the first nine months of 2016 from the first nine months of 2015, $504 million of the reduction is primarily due to the reduction in thermal tons sold. The Powder River Basin accounts for approximately 75% of the value of the thermal volume decrease. Metallurgical and thermal pricing contributed approximately $78 million and $64 million to the reduction in coal sales respectively. Increased metallurgical volume offset these decreases by approximately $35 million. See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2016 and compares it with the information for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,288,785	$1,668,766	$379,981
Depreciation, depletion and amortization	191,581	306,211	114,630
Amortization of acquired sales contracts, net	(728)	(7,028)	(6,300)
Change in fair value of coal derivatives and coal trading activities, net	2,856	(1,128)	(3,984)
Asset impairment and mine closure costs	129,267	2,139,438	2,010,171
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	149,314	149,314
Selling, general and administrative expenses	59,343	72,604	13,261
Other operating (income) expense, net	(15,257)	7,864	23,121
Total costs, expenses and other	$1,655,847	$4,336,041	$2,680,194

Cost of sales.  Our cost of sales decreased in the first nine months of 2016 from the first nine months of 2015 due to reduced operating activity related to the significant volume decline and lower input pricing, particularly for diesel fuel. Major categories of reduction include sales related royalties and operating taxes (approximately $130 million), maintenance (approximately $78 million), contractor mining costs (approximately $39 million), labor and benefits (approximately $72 million), and diesel fuel (approximately $36 million). See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  When compared with the first nine months of 2015, depreciation, depletion and amortization costs decreased in 2016 due to the impairment of certain long lived assets in the third and fourth quarters of 2015 and the significantly reduced volume levels.

Asset impairment and mine closure costs.  During the first quarter of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves. As a result of the idling and weakness in the thermal coal market, we determined that the value of these reserves was impaired. During the second quarter of 2016 we sold our interest in Millennium Bulk Terminal while retaining future throughput rights. As a result of the sale, our remaining equity investment in Millennium was impaired. During the third quarter of 2015 our testing indicated impairment of several active and undeveloped properties. Impairment costs in the third quarter of 2015 included assets at two operating complexes and a significant portion of our undeveloped coal reserves value. See Note 6, “Asset Impairment and Mine Closure Costs” to the condensed consolidated financial statements for further discussion.

Losses from disposed operations relating to Patriot Coal bankruptcy.  During the third quarter of 2015 we recorded liabilities for surety bond and employee obligations that we incurred as a result of the Patriot Coal bankruptcy. See Note 7, “Losses from disposed operations resulting from Patriot Coal bankruptcy” to the condensed consolidated financial statements for further discussion.

Selling, general and administrative expenses.  Total selling, general and administrative expenses decreased when compared with the first nine months of 2015, primarily due to lower compensation, legal and other professional services, and professional dues expense.

Other operating (income) expense, net. Other operating income for the first nine months of 2016 was favorable to other operating expense for the first nine months of 2015 primarily due to a reduction in cost for liquidated damages on logistics contracts of approximately $39 million and gains on sales of an idle and an active operation of approximately $6 million partially offset by a $24 million gain from a contract settlement in the prior year quarter. Substantially all of our agreements for export logistics that resulted in liquidated damages have been rejected in our Chapter 11 bankruptcy proceedings.

Nonoperating Expense.  The following table summarizes our nonoperating expense for the nine months ended September 30, and compares it with the information for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015	(Increase) Decrease in Net Loss
	(In thousands)
Expenses related to proposed debt restructuring	$(2,213)	$(11,498)	$9,285
Reorganization items, net	(46,050)	—	(46,050)
Total nonoperating expense	$(48,263)	$(11,498)	$(36,765)

Nonoperating expenses in the first nine months of 2016 are related to our proposed debt restructuring activities and Chapter 11 reorganization efforts. See further discussion in Note 4, “Reorganization Items, Net”, to the condensed consolidated financial statements.

Benefit from income taxes. The following table summarizes our benefit from income taxes for the nine months ended September 30, 2016 and compares it with the information for the nine months ended September 30, 2015:

	Nine Months Ended September 30,		(Increase) Decrease
	2016	2015	in Net Loss
	(In thousands)
Benefit from income taxes	$(4,626)	$(351,332)	$(346,706)

The income tax benefit rate of 1.1% in the first nine months of 2016 decreased from 13.3% in the first nine months of 2015 due to an increase in the percentage of calculated tax benefit subject to a valuation allowance. See further discussion in Note 13, “Income Taxes”, to the condensed consolidated financial statements.

Regional Performance

The following table shows results by operating segment for the three and nine months ended September 30, 2016 and compares them with the information for the three and nine months ended September 30, 2015. The “Other” category represents the results of our other bituminous thermal operations: our West Elk mining complex in Colorado and our Viper mining complex in Illinois.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Powder River Basin
Tons sold (in thousands)	22,767	29,469	54,911	83,484
Coal sales per ton sold	$12.79	$13.07	$13.01	$13.26
Cost per ton sold	$11.23	$11.71	$13.09	$12.27
Operating margin per ton sold	$1.56	$1.36	$(0.08)	$0.99
Adjusted EBITDAR (in thousands)	$73,299	$86,204	$96,242	$214,920
Appalachia
Tons sold (in thousands)	2,935	2,993	8,514	9,113
Coal sales per ton sold	$54.48	$62.24	$52.86	$64.45
Cost per ton sold	$57.84	$63.70	$59.62	$69.65
Operating loss per ton sold	$(3.36)	$(1.46)	$(6.76)	$(5.20)
Adjusted EBITDAR (in thousands)	$11,616	$41,754	$13,261	$92,988
Other
Tons sold (in thousands)	1,823	2,340	3,703	5,886
Coal sales per ton sold	$28.92	$30.20	$30.35	$31.14
Cost per ton sold	$23.54	$24.63	$32.67	26.81
Operating margin per ton sold	$5.38	$5.57	$(2.32)	$4.33
Adjusted EBITDAR (in thousands)	$20,963	$12,927	$18,230	$22,074

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measurements” for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR decreased approximately 15% in the third quarter of 2016 when compared to the third quarter of 2015, and approximately 55% in the first nine months of 2016 compared to the first nine months of 2015. The primary driver of the decline in Adjusted EBITDAR is the 34% reduction in shipment volume in the first nine months of 2016 compared to the first nine months of 2015 discussed further in the “Overview” above. Pricing declined in the current quarter and year to date primarily due to the annual roll off and no real replacement of sales orders for 2016. Cost per ton sold decreased in the third quarter but increased in the first nine months of 2016 when compared to the third quarter and first nine months of 2015, respectively. Cost per ton sold was lower in the current quarter due to efforts taken earlier in the year to rationalize operations to the lower volume levels, and a decrease in the percentage reduction in volume versus the first half of the current year. Cost per ton sold was higher in the first nine months of the year due to the significant decrease in volume partially offset by reduced labor, reduced maintenance activity, lower supply usage, and lower input pricing, particularly lower diesel fuel pricing.

Appalachia — Adjusted EBITDAR decreased approximately 72% in the third quarter of 2016 when compared to the third quarter of 2015 and approximately 86% in the first nine months of 2016 compared to the first nine months of 2015. Shipment volume and coal sales per ton both declined in the current year periods versus the prior year. Coal sales volumes decreased slightly in the third quarter and more significantly in the first nine months of 2016 when compared to the third quarter and first nine months of 2015, respectively, due to the idling or sale of three operations impacting the comparative periods, and reduced thermal demand, partially offset by increased metallurgical shipments. Metallurgical volume increased in both the current year three and nine month periods. Pricing declined in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015 respectively, across all major quality specifications, with the greatest deterioration occurring in metallurgical pricing. As discussed above in the “Overview”, supply rationalization and disruption late in the current quarter significantly improved forward metallurgical pricing in the current period, but the impact on our realized pricing was muted due to our largely committed position. Unit cost decreased significantly in the current year periods compared to the prior year periods, due to our continued shift of volume to lower cost operations, particularly the Leer complex, and the impairment of certain long lived assets in the third and fourth quarters of 2015 which significantly reduced depreciation, depletion, and amortization costs in the current year periods.

Other — Adjusted EBITDAR increased in the third quarter of 2016 when compared to the third quarter of 2015 due to the elimination of liquidated damages charges in the current quarter and lower unit costs as a result of operational rationalization to lower volume levels. Adjusted EBITDAR decreased in the first nine months of 2016 when compared to the first nine months of 2015 due to an approximately 37% decline in sales volume, partially offset by the significant reduction of liquidated damages charges in the current year period. Unit costs decreased in the current year quarter as operations rationalization efforts more than offset volume reductions, but unit costs increased in the current year nine month period due to the volume reductions partially offset by rationalization efforts. Pricing decreased in the third quarter and first nine months of 2016 when compared to the third quarter and first nine months of 2015 due to lower pricing on a major long-term supply agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Reported segment coal sales revenues	$503,852	$641,969	$1,276,587	$1,877,726
Coal risk management derivative settlements classified in “other (income) expense, net”	117	(648)	448	(2,267)
Transportation costs	46,336	47,223	121,674	134,552
Coal sales	$550,305	$688,544	$1,398,709	$2,010,011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Reported segment cost of tons sold	$468,136	$593,250	$1,347,166	$1,816,173
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(1,154)	(2,684)	(3,696)	(4,894)
Transportation costs	46,336	47,223	121,674	134,552
Depreciation, depletion and amortization in reported segment cost of tons sold presented on separate line on statement of operations	(68,630)	(102,612)	(189,323)	(301,504)
Other (other operating segments, operating overhead, etc.)	5,739	5,015	12,964	24,439
Cost of sales	$450,427	$540,192	$1,288,785	$1,668,766

Segment Adjusted EBITDAR to Net Income

The discussion in “Results of Operations” includes references to our Adjusted EBITDAR. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of acquired sales contracts and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results. We use Adjusted EBITDAR to assess the operating segments’ performance and to allocate resources. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDAR.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Reported Segment Adjusted EBITDAR	$105,878	$140,886	$127,732	$329,982
Corporate and other	(24,510)	(6,081)	(64,750)	(68,077)
Adjusted EBITDAR	81,368	134,805	62,982	261,905
Benefit from income taxes	3,270	343,865	4,626	351,332
Interest expense, net	(45,582)	(99,087)	(133,235)	(294,578)
Depreciation, depletion and amortization	(69,423)	(103,965)	(191,581)	(306,211)
Amortization of acquired sales contracts, net	(104)	1,994	728	7,028
Asset impairment and mine closure costs	(46)	(2,120,292)	(129,267)	(2,139,438)
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	(149,314)	—	(149,314)
Expenses related to proposed debt restructuring	—	(7,482)	(2,213)	(11,498)
Reorganization items, net	(20,904)	—	(46,050)	—
Net loss	$(51,421)	$(1,999,476)	$(434,010)	$(2,280,774)

Corporate and other includes primarily selling, general and administrative expenses, income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities. Corporate and other adjusted EBITDAR declined $18.4 million in the third quarter of 2016 while increasing $3.3 million in the first nine months of 2016 when compared to the third quarter and first nine months of 2015 respectively. The decline in the third quarter was primarily due to a $24 million gain from a contract settlement in the prior year quarter partially offset by $5.2 million of reduced selling, general and administrative expenses. The benefit in the first nine months was primarily due to $13.3 million of reduced selling, general and administrative expenses, $6.3 million favorable change in investments versus the prior year period, $6.9 million improvement in mark to market of heating oil derivatives, partially offset by the $24 million gain from a contact settlement in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we have historically satisfied our working capital requirements and funded capital expenditures and debt-service obligations with cash generated from operations, cash on hand and credit extensions under available lines of credit. During the market down cycle our focus is preserving liquidity and prudently managing costs, including capital expenditures.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated our obligations under our Debt Instruments, all as further described in Note 12, “Debt and Financing Arrangements”, in the Condensed Consolidated Financial Statements. Pursuant to the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under Debt Instruments, creditors are stayed from taking action as a result of these defaults. Additionally, under Section 502(b)(2) of the Bankruptcy Code, the Company is no longer required to pay interest on its senior unsecured notes and senior secured notes accruing on or after the Petition Date. However, the Debtors are required to pay interest on amounts borrowed under the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016, June 23, 2016, July 20, 2016 and September 28, 2016).
The Plan (as defined above) was confirmed by the Bankruptcy Court on September 13, 2016 and the Debtors emerged from bankruptcy on October 5, 2016. For further information, see Note 19, “Subsequent Events” in the Condensed Consolidated Financial Statements.
On September 30, 2016, we had $511.7 million of cash and liquid securities on hand. Based on our current internal financial forecasts, we believe that our cash on hand, and cash generated from the results of our operations will be sufficient to fund anticipated cash requirements for minimum operating and capital expenditures and for working capital purposes. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. In particular, weak coal market industry conditions and reduced domestic thermal coal demand may continue to impact our results of operations and our available liquidity.
Upon emergence on October 5, 2016, we were required to make payments in consummation of the Plan; details of the payments and a proforma cash balance at emergence are shown in the table below:

In thousands
Cash, cash equivalents and short term investments at 9/30	$511,656

Bankruptcy Related Payments Made Prior to or Upon Emergence
1st Lien Adequate Protection/Settlement	79,766
General Unsecured Creditor Settlement	22,636
Warrant Redemption	10,178
Other Exit Costs (professional fees and other settlement payments)	12,113

Proforma Cash Balance at Emergence	$386,963

In addition to the bankruptcy exit related payments made prior to or upon emergence on October 5, 2016, we expect to make additional exit related payments totaling $77.7 million subsequent to emergence. The remaining payments primarily relate to exit collateral, professional fees, remaining settlement payments to general unsecured creditors, and cure payments. We expect the majority of the remaining payments to be made by the end of 2016.

Debtor-In-Possession Financing

On January 21, 2016, the Superpriority Secured Debtor-in-Possession Credit Agreement (as amended on March 4, 2016, March 28, 2016, April 26, 2016, June 10, 2016, June 23, 2016, July 20, 2016 and September 28, 2016, the “DIP Credit Agreement”) was entered into by and among Arch Coal, as borrower, certain of the Filing Subsidiaries, as guarantors (the “Guarantors” and, together with Arch Coal, the “DIP Loan Parties”), the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the DIP Lenders (in such capacities, the “DIP Agent”).

The DIP Credit Agreement which has been approved by the Court on a final basis provides for a super-priority senior secured debtor-in-possession credit facility (the “DIP Facility”) consisting of term loans (collectively, the “DIP Term Loan”) in the aggregate principal amount of up to $275 million.

The maturity date of the DIP Facility is the earliest of (i) January 31, 2017, (ii) the date of the substantial consummation of a plan of reorganization that is confirmed pursuant to an order of the Court, (iii) the consummation of the sale of all or substantially all of the assets of the DIP Loan Parties pursuant to Section 363 of the Bankruptcy Code and (iv) the date the obligations under the DIP Facility are accelerated pursuant to the terms of the DIP Credit Agreement. Borrowings under the DIP Facility bear interest at an interest rate per annum equal to, at the Company’s option (i) LIBOR plus 9.00%, subject to a 1.00% LIBOR floor or (ii) the base rate plus 8.00%.

Obligations under the DIP Credit Agreement are guaranteed on a super-priority senior secured basis by all of our existing and future wholly-owned domestic subsidiaries, and all newly created or acquired wholly-owned domestic subsidiaries, subject to customary limited exceptions.

The lenders under the DIP Credit Agreement have a first priority lien on all encumbered and unencumbered assets of the DIP Loan Parties (the “DIP Lien”), subject to a $75 million carve-out for super-priority claims relating to the Debtors’ bonding obligations, a customary professional fees carve-out and certain exceptions.

Arch Coal entered into an amendment to the DIP Credit Agreement, dated as of July 20, 2016 which extended the availability period to borrow under the DIP Facility from July 21, 2016 to the earlier to occur of (i) September 30, 2016 and (ii) the termination of the DIP Facility (which the Company currently expects to occur concurrently with its emergence from bankruptcy), with a corresponding extension to the period during which the 5% per annum unused commitment fee is applicable. Arch Coal entered into another amendment to the DIP Credit Agreement, dated as of September 28, 2016, which (i) extended the availability period to borrow under the DIP Facility and (ii) extended the deadline for the Plan to become effective, in each case, to coincide with the Company’s emergence from bankruptcy on October 5, 2016, with a corresponding extension to the period during which the 5% per annum unused commitment fee is applicable.

The Debtors emerged from bankruptcy on October 5, 2016 (the “Effective Date”) and all commitments under the DIP Credit Agreement were terminated. On the Effective Date, pursuant to the Plan (as defined above) and as a condition to its effectiveness, Arch Coal entered into a new senior secured term loan credit agreement in an aggregate principal amount of $326.5 million with Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders party thereto from time to time (collectively, the “Lenders”). The Lenders are all institutions that previously committed to make loans to Arch Coal under the DIP Credit Agreement (as defined above), and pursuant to the Plan collectively received a distribution of 94% of Arch Coal’s new common stock upon emergence. For further information, see Note 19, “Subsequent Events” in the Condensed Consolidated Financial Statements.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$(31,234)	$(79,682)
Investing activities	15,135	(121,446)
Financing activities	(34,477)	(38,315)

Cash used in operating activities during the first nine months of 2016 decreased to $31.2 million compared to $79.7 million in the first nine months of 2015. The decreased use of cash was driven by reduced cash interest paid of $152.5 million and a positive change in inventory of $83.5 million, partially offset by the decrease in our adjusted EBITDAR of $198.9 million primarily related to the significant volume declines discussed in the “Overview” and “Operational Performance” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We received $15.1 million of cash from investing activities during the first nine months of 2016 compared to using $121.4 million of cash in the first nine months of 2015, due to a net $42.9 million increase in cash provided from marketable securities transactions, reduced capital expenditures of $26.8 million, and a positive net change in restricted cash of $60.7 million related to cash collateral required to support letters of credit outstanding under our accounts receivable securitization facility compared to the prior period.

Cash used in financing activities decreased $3.8 million in the first nine months of 2016, compared to the first nine months of 2015, due to the fact that no principal payment was made on the $1.9 billion term loan facility as compared to $14.6 million in the prior year period and pre-filing debt restructuring costs of $11.5 million in the prior year period, partially offset by $2.2 million of pre-filing debt restructuring costs in the current year period and financing costs associated with our DIP Facility of $17.0 million and our amended accounts receivable securitization facility of $3.2 million.

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
(2)     Total losses for the ratio calculation round to $291.3 million and total fixed charges were $142.0 million for the nine months ended September 30, 2016. Total losses for the ratio calculation were $2,306.2 million and total fixed charges were $305.9 million for the nine months ended September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments.  Sales commitments in the metallurgical coal market are typically not long term in nature, and we are therefore subject to fluctuations in market pricing.

Our sales commitments for 2016 and 2017 were as follows as of September 30, 2016:

	2016		2017
	Tons	$ per ton	Tons	$ per ton
Powder River Basin	(in millions)		(in millions)
Committed, Priced	74.8	$12.86	54.3	$12.89
Committed, Unpriced	0.5		4.0
Appalachia
Committed, Priced Thermal	4.4	$48.01	1.9	$39.42
Committed, Unpriced Thermal	—		—
Committed, Priced Metallurgical	7.0	$58.86	2.1	$66.78
Committed, Unpriced Metallurgical	0.2		0.2
Other Bituminous
Committed, Priced	5.3	$30.02	3.2	$33.43
Committed, Unpriced	—		—

At September 30, 2016, we had committed 2.1 million tons of our expected 7.0 to 7.5 million tons of metallurgical coal production in 2017. Nearly half the total was associated with a two-year commitment with a major customer covering 2016 and 2017 and negotiated earlier in the year; 0.5 million tons relate to commitments to supply a pulverized coal injection (PCI) product; and most of the remainder was offered in July or August, prior to the significant increase in metallurgical coal prices.

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at September 30, 2016. The estimated future realization of the value of the trading portfolio is $1.5 million of gains in the remainder of 2016.

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

During the nine months ended September 30, 2016, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.4 million. The linear mean of each daily VaR was $0.1 million. The final VaR at September 30, 2016 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2016, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at September 30, 2016 was $0.1 million.
We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 41 to 46 million gallons per year of diesel fuel for use in our operations during 2016. We enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. The Company has purchased 8.4 million gallons of call options for the remainder of 2016 representing 65% of expected purchases at an average strike price of $1.40 per gallon. Additionally, we have protected approximately 49% of our expected 2017 purchases with call options with an average strike price of 1.66 per gallon. At September 30, 2016, we had purchased heating oil call options for approximately 22 million gallons for the purpose of managing the price risk associated with future diesel purchases. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2010, the United States moved to extend the existing stay for an additional 120 days (until February 22, 2011) while the EPA Administrator reviewed the “Recommended Determination” issued by the EPA Region 3. By Memorandum Opinion and Order dated November 2, 2010, the court granted the United States’ motion. On January 13, 2011, the EPA issued its “Final Determination” to withdraw the specification of two of the three watersheds as a disposal site for dredged or fill material approved under the current Section 404 permit. The court was notified of the Final Determination and by order dated March 21, 2011 stayed further proceedings in the case until further order of the court, in light of the challenge to the EPA’s “Final Determination” then pending in federal court in Washington, D.C. A full account and status of this litigation surrounding the Final Determination is set forth in the immediately following section.

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

On November 13, 2013, Mingo Logan filed a Petition for Writ of Certiorari with the Supreme Court of the United States seeking review of the D.C. Circuit’s decision. On March 24, 2014, the Supreme Court denied Mingo Logan’s Petition for Writ of Certiorari and remanded the matter to the federal district court for the District of Columbia for further consideration on the merits of the Final Determination. On September 30, 2014, the court entered an opinion and order denying Mingo Logan’s motion for summary judgment and granting the government’s motion for summary judgment. The court upheld the Final Determination finding that EPA’s decision to withdraw the specifications for filling in Oldhouse Branch and Pigeonroost Branch under Mingo Logan’s Section 404 permit was not arbitrary and capricious. On November 11, 2014, Mingo Logan filed a notice of appeal to the United States Court of Appeals for the District of Columbia Circuit. The court heard oral arguments on April 11, 2016. By opinion of the court filed on July 19, 2016, the court affirmed the district court judgment thus upholding the EPA’s Final Determination.

UMWA 1974 Pension Plan et al. v Peabody Energy and Arch

On July 16, 2015, the UMWA 1974 Pension Trust (“1974 Plan”) and its Trustees filed a Complaint for Declaratory Judgment against Peabody Energy Corporation, Peabody Holding Company, LLC and Arch, in the U.S. District Court in Washington D.C., seeking an order from the court requiring the defendants to submit to arbitration to determine their responsibility for pension withdrawal liability (triggered by Patriot Coal Corporation’s (“Patriot”) bankruptcy filing) for 1974 Plan participants of Patriot who formerly worked for Peabody and Arch subsidiaries.  In the alternative, the complaint asks the court to declare that Peabody and Arch are liable for Patriot’s withdrawal liability. With respect to Arch, plaintiffs allege that Arch engaged in actions to avoid and evade pension fund withdrawal liability when it sold subsidiaries that were signatory to UMWA agreements, to Magnum Coal Company (“Magnum”) in 2005, allegedly in violation of ERISA law.  Patriot subsequently purchased Magnum in 2008.  On October 29, 2015, plaintiffs filed an amended complaint to reflect that Patriot formally rejected its obligations to contribute to the 1974 Plan, triggering a withdrawal. The amended complaint further alleged that Arch owes $299.8 million in withdrawal liability. On October 29, 2015, the 1974 Plan issued a letter to Arch demanding payment of this withdrawal liability amount. Arch notified the District Court and the parties to the litigation of its bankruptcy filing and the automatic stay and, on January 21, 2016, the plaintiffs agreed that the automatic stay in the Chapter 11 Case applies to Arch and its affiliates that have filed bankruptcy petitions. Thereafter, on May 26, 2016, the 1974 Plan filed a proof of claim asserting a $299.0 million claim against Arch and its debtor subsidiaries. On September 9, 2016, Arch and the 1974 Plan entered into a confidential agreement in principle to settle the withdrawal liability dispute, which agreement became effective on November 3, 2016.

Filing Under Chapter 11 of the United States Bankruptcy Code

On January 11, 2016 (the “Petition Date”), Arch and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtors’ Chapter 11 Cases (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). During the Chapter 11 Cases, each Debtor continues to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court. See Note 1, “Basis of Presentation” to the condensed consolidated financial statements for further discussion of these proceedings.

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

The Debtors emerged from bankruptcy on October 5, 2016 and, as a result, the automatic stay described above no longer applies, and all actions are permanently enjoined and precluded from proceeding to the extent they seek monetary compensation or claim breach of an obligation that gives rise to a right to payment, except to the extent that the claimant seeks payment solely from the proceeds of insurance coverage, and with respect to certain actions by governmental entities, in each case, as set forth in the Plan.  For further information, see Note 19, “Subsequent Events” to this Form 10-Q.

Item 1A. Risk Factors.

See Risk Factors in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete review of important risk factors.

Risks Related to Emergence from Bankruptcy Protection

Information contained in our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations in our historical financial statements. As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements will be subject to fresh start accounting provisions of generally accepted accounting principles (“GAAP”). In the application of fresh start accounting, we will allocate our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. This will make it difficult for stockholders to assess our performance in relation to prior periods. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2016 will reflect the consummation of the Plan and the adoption of fresh start accounting.

Our emergence from bankruptcy will reduce or eliminate our net operating losses and other tax attributes and limit our ability to offset future taxable income with tax losses and credits incurred prior to its emergence from bankruptcy.

The use of our net operating losses (“NOLs”) and alternative minimum tax (“AMT”) credits has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred on the Effective Date of the Plan (“the Emergence Ownership Change”). The limitation resulting from the Initial Ownership Change is substantial and applies to all NOLs and tax AMT credits existing at the time of the Initial Ownership Change. The limitation resulting from the Emergence Ownership Change has not yet been determined but will have a significant impact on our ability to offset future taxable income with carryforward net operating losses, AMT tax credits and an overall limitation of certain tax deductions. NOLs and AMT credits generated after the Emergence Ownership Change are generally not subject to the limitations from the prior ownership changes. As a result of the discharge of debt in the Chapter 11 Cases, we and our subsidiaries will be required to reduce the amount of their NOLs and AMT credits and potentially other tax attributes existing at the end of our taxable year.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, our board of directors authorized a share repurchase program for the purchase of up to 1,400,000 shares of our common stock. As of September 30, 2016, there were 1,092,580 shares of our common stock available for purchase under this program. We were prohibited from purchasing shares under this program during the pendency of our Chapter 11 Cases. Upon emergence from Chapter 11, all shares of Arch Coal’s existing common stock were canceled and the share repurchase program was terminated.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Item 5.  Other Information.

The Company’s 2017 annual meeting of stockholders will be held on May 4, 2017. In accordance with Rule 14a-8 under the Exchange Act, we will consider stockholder proposals submitted in connection with our 2017 Annual Meeting to have been submitted in a timely fashion if such proposals are received by us at our principal offices by December 9, 2016. Proposals should be addressed to Robert G. Jones, Senior Vice President--Law, General Counsel and Secretary, Arch Coal, Inc., One CityPlace Drive, Suite 300, St. Louis, MO 63141 or [bjones@archcoal.com]. Under applicable SEC rules, we are not required to include stockholder proposals in our proxy materials unless certain other conditions specified in such rules are also met.

Item 6. Exhibits.

2.1
Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 of Arch Coal’s Current Report on Form 8-K filed on September 15, 2016).

2.2
Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016 (incorporated by reference to Exhibit 2.2 of Arch Coal’s Current Report on Form 8-K filed on September 15, 2016).

10.1	Amended and Restated Restructuring Support Agreement, dated as of July 5, 2016 (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on July 5, 2016).
10.2	Amendment No. 6, dated as of July 20, 2016, to that certain Superpriority Secured Debtor-in-Possession Credit Agreement dated as of January 21, 2016.
10.3	Amendment No. 7, dated as of September 28, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement dated as of January 21, 2016.
10.4	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on November 1, 2016).
12.1	Computation of ratio of earnings to combined fixed charges and preference dividends.
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0
Interactive Data File (Form 10-Q for the three and nine months ended September 30, 2016 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

November 9, 2016

