Form 10-Q
period 2017-03-31
ARCH COAL INC
filed 2017-05-02
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At April 27, 2017, there were 25,021,079 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Revenues	$600,975	$428,106
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	461,410	411,010
Depreciation, depletion and amortization	31,921	63,699
Accretion on asset retirement obligations	7,623	8,306
Amortization of sales contracts, net	14,690	(833)
Change in fair value of coal derivatives and coal trading activities, net	854	1,210
Asset impairment and mine closure costs	—	85,520
Selling, general and administrative expenses	20,523	19,826
Other operating income, net	(2,310)	(2,220)
	534,711	586,518

Income (loss) from operations	66,264	(158,412)
Interest expense, net
Interest expense	(9,425)	(44,451)
Interest and investment income	527	1,138
	(8,898)	(43,313)

Income (loss) before nonoperating expenses	57,366	(201,725)

Nonoperating expenses
Net loss resulting from early retirement of debt and debt restructuring	(2,030)	(2,213)
Reorganization items, net	(2,828)	(3,875)
	(4,858)	(6,088)

Income (loss) before income taxes	52,508	(207,813)
Provision for (benefit from) income taxes	840	(1,111)
Net income (loss)	$51,668	$(206,702)

Net income (loss) per common share
Basic earnings (loss) per common share	$2.07	$(9.71)

Diluted earnings (loss) per common share	$2.03	$(9.71)

Weighted average shares outstanding
Basic weighted average shares outstanding	25,008	21,293

Diluted weighted average shares outstanding	25,408	21,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Net income (loss)	$51,668	$(206,702)

Derivative instruments
Comprehensive income (loss) before tax	19	(224)
Income tax benefit (provision)	—	81
	19	(143)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	—	(1,338)
Income tax benefit (provision)	—	481
	—	(857)
Available-for-sale securities
Comprehensive income (loss) before tax	(387)	2,903
Income tax benefit (provision)	—	(1,043)
	(387)	1,860

Total other comprehensive income (loss)	(368)	860
Total comprehensive income (loss)	$51,300	$(205,842)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$347,580	$305,372
Short term investments	122,505	88,072
Restricted cash	68,984	71,050
Trade accounts receivable	150,399	184,483
Other receivables	22,482	19,877
Inventories	125,194	113,462
Other current assets	74,063	96,306
Total current assets	911,207	878,622
Property, plant and equipment, net	1,027,288	1,053,603
Other assets
Equity investments	104,144	96,074
Other noncurrent assets	102,277	108,298
Total other assets	206,421	204,372
Total assets	$2,144,916	$2,136,597
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$103,130	$95,953
Accrued expenses and other current liabilities	172,898	205,240
Current maturities of debt	7,898	11,038
Total current liabilities	283,926	312,231
Long-term debt	318,030	351,841
Asset retirement obligations	339,865	337,227
Accrued pension benefits	37,510	38,884
Accrued postretirement benefits other than pension	101,786	101,445
Accrued workers’ compensation	184,792	184,568
Other noncurrent liabilities	77,301	63,824
Total liabilities	1,343,210	1,390,020

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,021 shares and 25,002 shares at March 31, 2017 and December 31, 2016, respectively	250	250
Paid-in capital	692,253	688,424
Retained earnings	85,117	33,449
Accumulated other comprehensive income	24,086	24,454
Total stockholders’ equity	801,706	746,577
Total liabilities and stockholders’ equity	$2,144,916	$2,136,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$51,668	$(206,702)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, depletion and amortization	31,921	63,699
Accretion on asset retirement obligations	7,623	8,306
Amortization of sales contracts, net	14,690	(833)
Prepaid royalties expensed	2,281	1,286
Deferred income taxes	5,830	(429)
Employee stock-based compensation expense	2,426	1,003
Gains on disposals and divestitures, net	(347)	1
Asset impairment and non-cash mine closure costs	—	77,550
Net loss resulting from early retirement of debt and debt restructuring	2,030	2,213
Non-cash bankruptcy reorganization items	—	(13,892)
Amortization relating to financing activities	535	3,150
Changes in:
Receivables	37,134	7,815
Inventories	(11,732)	734
Accounts payable, accrued expenses and other current liabilities	(20,529)	39,441
Income taxes, net	(4,965)	(642)
Other	6,964	7,202
Cash provided by (used in) operating activities	125,529	(10,098)
Investing activities
Capital expenditures	(5,950)	(5,926)
Minimum royalty payments	(63)	(71)
Proceeds from disposals and divestitures	420	—
Purchases of short term investments	(78,523)	(55,132)
Proceeds from sales of short term investments	45,886	56,134
Investments in and advances to affiliates, net	(7,905)	(2,156)
Withdrawals (deposits) of restricted cash	2,066	(12,108)
Cash used in investing activities	(44,069)	(19,259)
Financing activities
Proceeds from issuance of term loan due 2024	298,500	—
Payments to extinguish term loan due 2021	(325,684)	—
Net payments on other debt	(2,810)	(5,410)
Debt financing costs	(7,228)	(18,403)
Net loss resulting from early retirement of debt and debt restructuring	(2,030)	(2,213)
Cash used in financing activities	(39,252)	(26,026)
Increase (decrease) in cash and cash equivalents	42,208	(55,383)
Cash and cash equivalents, beginning of period	305,372	450,781
Cash and cash equivalents, end of period	$347,580	$395,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
(Debtor-in-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. ("Arch Coal") and its subsidiaries (the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q refer to both the Predecessor and Successor Company. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Kentucky, Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

On January 11, 2016 (the “Petition Date”), Arch Coal and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch Coal, the “Debtors”; the Debtors, solely following the effective date of the Plan, the “Reorganized Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtors’ Chapter 11 Cases (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). During the Chapter 11 Cases, each Debtor operated its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

Upon emergence from bankruptcy on October 5, 2016, Arch Coal applied the provisions of fresh start accounting effective October 1, 2016 which resulted in Arch becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements and accompanying footnotes on or after October 1, 2016 are not comparable to the consolidated financial statements prior to that date. References to “Successor” in the consolidated financial statements and footnotes are in reference to reporting dates on or after October 2, 2016; references to “Predecessor” in the consolidated financial statements and footnotes are in reference to reporting dates through October 1, 2016 which includes the impact of the Plan provisions and the application of fresh start accounting.

2. Accounting Policies

Recently Adopted Accounting Guidance

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted all provisions of this new accounting standard in the first quarter of 2017 and changed its forfeiture policy to recognizing the impact of forfeitures when they occur from estimating expected forfeitures in determining stock-based compensation expense. There was no material impact to the Company's financial statements.

Recent Accounting Guidance Issued Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to our coal sales will remain consistent with our current practice. The Company is currently evaluating other revenue streams to determine the potential impact related to the adoption of the standard, as well as potential disclosures required by the standard. The Company will be adopting the standard under the modified retrospective approach.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Nonoperating expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods therein; early adoption is permitted.

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2016	$—	$24,067	$387	$24,454
Unrealized gains (losses)	19	—	(55)	(36)
Amounts reclassified from AOCI	—	—	(332)	(332)
Balance at March 31, 2017	$19	$24,067	$—	$24,086

The following amounts were reclassified out of AOCI:

	Successor	Predecessor	Line Item in the Condensed Consolidated Statement of Operations
Details About AOCI Components	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(In thousands)
Derivative instruments	$—	$226	Revenues
	—	(82)	Provision for (benefit from) income taxes
	$—	$144	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits (1)	$—	$2,672
Amortization of actuarial gains (losses), net (1)	—	(1,334)
	—	1,338
	—	(481)	Provision for (benefit from) income taxes
	$—	$857	Net of tax

Available-for-sale securities	$332	$(2,895)	Interest and investment income
	—	1,038	Provision for (benefit from) income taxes
	$332	$(1,857)	Net of tax
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

During the three months ended March 31, 2017, the Company recorded a charge of $2.8 million in “Reorganization items, net” comprised of professional fee expense of $2.8 million. Net cash paid for “Reorganization items, net” totaled $3.7 million during the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company recorded a charge of $3.9 million in “Reorganization items, net” comprised of professional fee expense of $17.8 million, partially offset by non-cash gains on rejected contracts of $13.9 million. Net cash paid for “Reorganization items, net” totaled $1.5 million during the three months ended March 31, 2016.

5. Asset Impairment and Mine Closure Costs

During the first quarter of 2016, the Company recorded $85.5 million of “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations. The amount included the following: a $74.1 million impairment of coal reserves and surface land in Kentucky that are being leased to a mining company that idled its mining operations related to those reserves during the quarter; $5.1 million of severance expense related to headcount reductions at Company operations; $3.4 million related to an impairment charge on the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel operation that was no longer deemed recoupable; and $2.9 million related to an other-than-temporary-impairment charge on an available-for-sale security.

6. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Coal	$49,066	$37,268
Repair parts and supplies	76,128	76,194
	$125,194	$113,462

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.1 million at March 31, 2017 and $0.0 million at December 31, 2016.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. treasury securities	$18,926	$12	$—	$18,938	$18,938	$—
Corporate notes and bonds	103,639	21	(93)	103,567	103,567	—
Total Investments	$122,565	$33	$(93)	$122,505	$122,505	$—

	December 31, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$88,161	$—	$(89)	$88,072	$88,072	$—
Equity securities	1,749	388	—	2,137	—	2,137
Total Investments	$89,910	$388	$(89)	$90,209	$88,072	$2,137

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $59.4 million and $47.6 million at March 31, 2017 and December 31, 2016, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $16.0 million and $40.4 million at March 31, 2017 and December 31, 2016, respectively. The unrealized losses in the Company’s portfolio at March 31, 2017 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2017 have maturity dates ranging from the second quarter of 2017 through the third quarter of 2018. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8. Sales Contracts

The sales contracts reflected in the consolidated balance sheets are as follows:

	March 31, 2017			December 31, 2016
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(44,843)	(29,356)		(25,625)	(24,829)
Total	$52,353	$2,386	$49,967	$71,571	$6,913	$64,658
Balance Sheet classification:
Other current	$43,238	$817		$59,702	$5,114
Other noncurrent	$9,115	$1,569		$11,869	$1,799
The Company anticipates amortization of sales contracts, based upon expected shipments in the next five years, to be an expense of approximately $57.3 million in 2017, $11.5 million in 2018, income of $0.6 million in 2019, and income of $0.1 million in 2020 and 2021.

9. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 38 to 44 million gallons of diesel fuel for use in its operations during 2017. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2017, the Company had protected the price of approximately 75% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.77 per gallon. Additionally, the Company has protected approximately 12% of its expected 2018 purchases with call options with an average strike price of $1.92 per gallon. At March 31, 2017, the Company had outstanding heating oil call options for approximately 30 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2017, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2017	2018	Total
Coal sales	405	—	405
Coal purchases	360	—	360

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

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is immaterial during the remainder of 2017 and $0.6 million of losses during the remainder of 2018.

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

	March 31, 2017			December 31, 2016
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$9	$—		$—	$(15)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,418	—		4,646	—
Coal -- held for trading purposes	43,157	(43,781)		68,948	(68,740)
Coal -- risk management	193	(271)		475	(580)
Natural gas	—	—		86	(13)
Total	44,768	(44,052)		74,155	(69,333)
Total derivatives	44,777	(44,052)		74,155	(69,348)
Effect of counterparty netting	(43,359)	43,359		(69,247)	69,247
Net derivatives as classified in the balance sheets	$1,418	$(693)	$725	$4,908	$(101)	$4,807

		March 31, 2017	December 31, 2016
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$1,418	$4,908
Coal	Accrued expenses and other current liabilities	(693)	(101)
		$725	$4,807

The Company had a current asset for the right to reclaim cash collateral of $4.8 million at March 31, 2017 and $2.8 million at December 31, 2016, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor	Predecessor	Successor	Predecessor
		2017	2016	2017	2016
Coal sales	(1)	$220	$13	$—	$1,369
Coal purchases	(2)	(201)	(11)	—	(1,143)
Totals		$19	$2	$—	$226

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized
		Successor	Predecessor
		2017	2016
Coal — unrealized	(3)	$26	$(1,115)
Coal — realized	(4)	$—	$163
Natural gas — unrealized	(3)	$(469)	$(469)
Heating oil — diesel purchases	(4)	$(3,578)	$(443)
Foreign currency	(4)	$—	$(171)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at March 31, 2017, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $0.7 million and net unrealized and realized gains of $0.1 million during the three months ended March 31, 2017 and 2016, respectively. Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Payroll and employee benefits	$41,663	$58,468
Taxes other than income taxes	88,418	92,733
Interest	202	8,032
Acquired sales contracts	817	5,114
Workers’ compensation	16,046	15,184
Asset retirement obligations	19,340	19,515
Other	6,412	6,194
	$172,898	$205,240

11. Debt and Financing Arrangements

	March 31,	December 31,
	2017	2016
	(In thousands)
Term loan due 2024 ($300.0 million face value)	298,512	—
Term loan due 2021 ($325.7 million face value)	—	325,684
Other	34,424	37,195
Debt issuance costs	(7,008)	—
	325,928	362,879
Less: current maturities of debt	7,898	11,038
Long-term debt	$318,030	$351,841

On March 7, 2017, the Company entered into a new senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “New Term Loan Debt Facility) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (in such capacities, the “Agent”), and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The New Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024.

Borrowings under the New Term Loan Debt Facility bear interest at a per annum rate equal to, at the Company’s option, either (i) a London interbank offered rate plus an applicable margin of 4%, subject to a 1% LIBOR floor (the “LIBOR Rate”), or (ii) a base rate plus an applicable margin of 3%. Interest payments will be payable in cash. The term loans provided under the New Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000.

The New Term Loan Debt Facility is guaranteed by all existing and future wholly owned domestic subsidiaries of the Company (collectively, the “Subsidiary Guarantors” and, together with Arch Coal, the “Loan Parties”), subject to customary exceptions, and is secured by first priority security interests on substantially all assets of the Loan Parties, including 100% of the voting equity interests of directly owned domestic subsidiaries and 65% of the voting equity interests of directly owned foreign subsidiaries, subject to customary exceptions.

The Company has the right to prepay Term Loans at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of Term Loans that bear interest at the LIBOR Rate other than at the end of the applicable interest periods therefor shall be made with reimbursement for any funding losses and redeployment costs of the Lenders resulting therefrom.

The New Term Loan Debt Facility is subject to certain usual and customary mandatory prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the New Term Loan Debt Facility) and (ii) non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions and reinvestment rights.

The New Term Loan Debt Facility contains customary affirmative covenants and representations.

The New Term Loan Debt Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. The New Term Loan Debt Facility does not contain any financial maintenance covenant.

The New Term Loan Debt Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) nonpayment of principal and nonpayment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross-events of default to indebtedness of at least $50 million, (v) cross-events of default to surety, reclamation or similar bonds securing obligations with an aggregate face amount of at least $50 million, (vi) uninsured judgments in excess of $50 million, (vii) any loan document shall cease to be a legal, valid and binding agreement, (viii) uninsured losses or proceedings against assets with a value in excess of $50 million, (ix) certain ERISA events, (x) a change of control or (xi) bankruptcy or insolvency proceedings relating to the Company or any material subsidiary of the Company.

On the effective date of the New Term Loan Debt Facility, all outstanding obligations under the Company’s previously existing term loan credit agreement, dated as of October 5, 2016, among the Company, as borrower, the lender party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (the “Previous First Lien Debt Facility”), other than indemnification and other contingent obligations, were paid in cash in full and the related transaction documents were terminated (other than with respect to certain provisions that customarily survive termination); there was no gain or loss recognized on the extinguishment of the previously existing term loan credit agreement. All liens on property of the Company and the guarantors thereunder arising out of or related to the Previous First Lien Debt Facility were terminated.

Financing Costs

The Company paid financing costs of $7.2 million during the three months ended March 31, 2017 related to the issuance of the New Term Loan Debt facility discussed above. These issuance costs were capitalized and will be amortized using the effective interest method over the term of the facility. During the three months ended March 31, 2016, the Company paid $18.4 million primarily related to the Superpriority Secured Debtor-in-Possession Credit Agreement related to the Company’s bankruptcy filing.

The Company incurred $2.0 million of legal and financial advisory fees associated with debt refinancing activities during the three months ended March 31, 2017; $1.0 million relates to fees associated with the extinguishment of the “Previous First Lien Debt Facility” while the remaining amount relates to financing fees incurred from our initial efforts to replace the existing accounts receivable securitization facility. The Company also incurred $2.2 million in debt restructuring costs during the three months ended March 31, 2016 related to debt restructuring activities prior to the Company’s Chapter 11 filing..

Contractual Interest Expense

The Company has recorded interest expense of $9.4 million for the three months ended March 31, 2017 compared to $44.5 million for the three months ended March 31, 2016, respectively. The reduction in interest expense in the current year is due to the Company’s bankruptcy filing during the prior year period. The contractual interest expense disclosed represents interest expense that the Company was obligated to pay prior to the bankruptcy filing.

12. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(In thousands)
Income tax provision (benefit) at statutory rate	$18,378	$(72,735)
Percentage depletion allowance	(7,039)	(25,667)
State taxes, net of effect of federal taxes	483	(4,490)
Change in valuation allowance	(11,902)	100,562
Other, net	920	1,219
	$840	$(1,111)

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2017.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$122,505	$18,938	$103,567	$—
Derivatives	1,418	—	—	1,418
Total assets	$123,923	$18,938	$103,567	$1,418
Liabilities:
Derivatives	$693	$644	$—	$49

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

Three Months Ended March 31, 2017
(In thousands)
Balance, beginning of period	$4,537
Realized and unrealized gains recognized in earnings, net	(4,068)
Purchases	1,395
Issuances	(182)
Settlements	(313)
Ending balance	$1,369

Net unrealized losses of $2.8 million were recognized in the Condensed Consolidated Statement of Operations within Other operating income, net during the three months ended March 31, 2017 related to Level 3 financial instruments held on March 31, 2017.

 Fair Value of Long-Term Debt

At March 31, 2017 and December 31, 2016, the fair value of the Company’s debt, including amounts classified as current, was $334.4 million and $362.9 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14. Earnings (loss) per Common Share

The Company computes basic net income per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table provides the basis for basic and diluted earnings (loss) per share by reconciling the numerators and denominators of the computations:

	Successor	Predecessor
	March 31, 2017	March 31, 2016
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	25,008	21,293
Effect of dilutive securities	400	—

Diluted weighted average shares outstanding	25,408	21,293

15. Workers Compensation Expense

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

In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,558	$1,105
Interest cost	1,169	1,057
Net amortization	—	1,141
Total occupational disease	$2,727	$3,303
Traumatic injury claims and assessments	2,878	2,967
Total workers’ compensation expense	$5,605	$6,270

16. Employee Benefit Plans
The following table details the components of pension benefit costs:

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(In thousands)
Interest cost	2,991	3,338
Expected return on plan assets	(4,497)	(4,538)
Amortization of other actuarial losses	—	757
Net benefit credit	$(1,506)	$(443)

The following table details the components of other postretirement benefit costs (credits):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
(In thousands)
Service cost	$170	$160
Interest cost	1,058	1,134
Amortization of prior service credits	—	(2,673)
Amortization of other actuarial losses (gains)	—	(566)
Net benefit cost (credit)	$1,228	$(1,945)

17. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of March 31, 2017 and December 31, 2016, the Company had accrued $1.3 million and $2.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

18. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDAR to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, Kentucky, and Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and West Virginia. Periods presented in this note have been recast for comparability.

Operating segment results for the Successor period, the three months ended March 31, 2017, and the Predecessor period, the three months ended March 31, 2016, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and reorganization items, net (Adjusted EBITDAR).” Adjusted EBITDAR does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 5, “Asset Impairment and Mine Closure Costs” for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Successor Period	(in thousands)
Three Months Ended March 31, 2017
Revenues	$273,428	$225,582	$101,906	$59	$600,975
Adjusted EBITDAR	48,006	68,310	27,242	(23,060)	120,498
Depreciation, depletion and amortization	9,510	18,764	3,200	447	31,921
Accretion on asset retirement obligation	5,040	528	540	1,515	7,623
Capital expenditures	128	4,610	741	471	5,950

Predecessor Period
Three Months Ended March 31, 2016
Revenues	$223,122	$136,583	$56,132	$12,269	$428,106
Adjusted EBITDAR	12,728	6,352	3,151	(23,951)	(1,720)
Depreciation, depletion and amortization	32,760	19,345	9,891	1,703	63,699
Accretion on asset retirement obligation	5,647	588	663	1,408	8,306
Capital expenditures	10	3,604	1,945	367	5,926

A reconciliation of adjusted EBITDAR to consolidated loss before income taxes follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
(In thousands)
Adjusted EBITDAR	$120,498	$(1,720)
Depreciation, depletion and amortization	(31,921)	(63,699)
Accretion on asset retirement obligations	(7,623)	(8,306)
Amortization of sales contracts, net	(14,690)	833
Asset impairment and mine closure costs	—	(85,520)
Interest expense, net	(8,898)	(43,313)
Net loss resulting from early retirement of debt and debt restructuring	(2,030)	(2,213)
Reorganization items, net	(2,828)	(3,875)
Income (loss) before income taxes	$52,508	$(207,813)

19. Subsequent Events

New Inventory Facility

On April 27, 2017, the Company and certain subsidiaries of Arch Coal entered into a new senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “New Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the New Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the New Inventory Facility), subject to reduction for reserves imposed by Regions.

The commitments under the New Inventory Facility will terminate on the date that is the earliest to occur of (i) the third anniversary of the Inventory Facility Closing Date, (ii) the date, if any, that is 364 days following the first day that Liquidity (defined in the New Inventory Facility and consistent with the definition in the Extended Securitization Facility (as defined below)) is less than $250 million for a period of 60 consecutive days and (iii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Extended Securitization Facility.

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at the option of Arch Coal, either at the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of Arch Coal, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the New Inventory Facility (collectively with Arch Coal, the “Loan Parties”). The New Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the New Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Extended Securitization Facility).

Arch Coal has the right to prepay borrowings under the New Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefor shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The New Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under Arch Coal’s term loan facility) and reinvestment rights.

The New Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The New Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times.

Securitization Facility

On April 27, 2017, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the New Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof.

Share Repurchase and Common Stock Dividend

On April 27, 2017, the board of directors of Arch Coal authorized a new share repurchase program for up to $300 million of its common stock, effective April 27, 2017. The timing of any purchases, and the ultimate number of shares to be purchased, will depend on market conditions. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The Company had 25,021,079 common shares outstanding as of April 27, 2017.

The purchases under the new share repurchase program may be made in the open market or through privately negotiated transactions from time to time and in accordance with applicable laws, rules and regulations. Repurchases may also be made pursuant to a Rule 10b5-1 plan, which, if adopted by Company, would permit shares to be repurchased in accordance with pre-determined criteria when the Company might otherwise be prohibited from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the Company’s stock price and other market conditions.

On April 27, 2017, the board of directors also authorized a new quarterly common stock cash dividend of $0.35 per share. The dividend will be paid on June 15, 2017 to stockholders of record on May 31, 2017.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the first quarter of 2017 benefited from strength in both the thermal and metallurgical markets. The domestic thermal coal market was supported by resilient natural gas pricing despite warmer than normal winter temperatures. Reduced natural gas production levels and increased natural gas export demand kept natural gas pricing at levels where thermal coal, particularly Powder River Basin coal, remained economically competitive for electrical generation during the period. Additionally, pricing in certain international thermal markets remained strong enough for some of our operations to be able to ship coal economically in these markets in the period.

Metallurgical coal markets remained strong in the first quarter of 2017 even as prompt international pricing declined from multi-year highs. Removal of Chinese restrictions on domestic supply and resolution of certain Australian supply disruptions began to temper the acute supply shortage; however, years of under investment in the industry and supply rationalization in North America continued to support the market. On March 28th, tropical cyclone Debbie made landfall in Queensland, Australia, and significantly damaged the railroad infrastructure that supports the largest seaborne coking coal supply region in the world. While the size and duration of this event’s impact on metallurgical markets remains uncertain, prompt international pricing increased subsequent to March 31st but has since moderated.

On January 11, 2016 (the “Petition Date”), Arch Coal and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch Coal, the “Debtors”; the Debtors, solely following the effective date of the Plan, the “Reorganized Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtors’ Chapter 11 Cases (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re Arch Coal, Inc., et al. Case No. 16-40120 (lead case). During the Chapter 11 Cases, each Debtor operated its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

Upon emergence from bankruptcy on October 5, 2016, Arch Coal applied the provisions of fresh start accounting effective October 1, 2016 which resulted in Arch becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements and accompanying footnotes on or after October 1, 2016 are not comparable to the consolidated financial statements prior to that date. References to “Successor” in the consolidated financial statements and footnotes are in reference to reporting dates on or after October 2, 2016; references to “Predecessor” in the consolidated financial statements and footnotes are in reference to reporting dates through October 1, 2016 which includes the impact of the Plan provisions and the application of fresh start accounting.

Results of Operations - Successor

Three Months Ended March 31, 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2017:

Successor
Three Months Ended March 31,
2017
(In thousands)
Coal sales	$600,975
Tons sold	25,678

On a consolidated basis, coal sales in the first quarter of 2017 by segment were approximately 45% Powder River Basin, 38% Metallurgical, and 17% Other. Tons sold for the period by segment were approximately 83% Powder River Basin, 8% Metallurgical, and 9% Other. See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2017:

Successor
Three Months Ended March 31,
2017
(In thousands)
Cost of sales (exclusive of items shown separately below)	$461,410
Depreciation, depletion and amortization	31,921
Accretion on asset retirement obligations	7,623
Amortization of sales contracts, net	14,690
Change in fair value of coal derivatives and coal trading activities, net	854
Selling, general and administrative expenses	20,523
Other operating income, net	(2,310)
Total costs, expenses and other	$534,711

Cost of sales.  Our cost of sales for the first quarter of 2017, consisted primarily of labor related costs (approximately 26%), repairs and supplies (approximately 37%), operating taxes and royalties (approximately 22%), and and transportation costs (approximately 14%). See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the first quarter of 2017 consist of depreciation of plant and equipment (approximately 60%), depletion of reserves (approximately 18%), and amortization of development costs (approximately 22%). This reflects the application of fresh start accounting. For further information on fresh start accounting, please see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”

Accretion on asset retirement obligation. Approximately 66% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Amortization of sales contracts, net.  Our amortization of sales contracts, net is primarily related to the application of fresh start accounting to Powder River Basin supply contracts that were above market prices upon our emergence from reorganization. For further information on fresh start accounting, please see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $12.6 million, and professional services and usage and maintenance agreements of $4.9 million.

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $5.6 million and net income from equity investments of $1.9 million, partially offset by mark to market charges on heating oil derivatives of $3.6 million and miscellaneous expenses primarily related to our land company of $1.6 million.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended March 31, 2017:

Successor
Three Months Ended March 31,
2017
(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(2,030)
Reorganization items, net	(2,828)
Total nonoperating expense	$(4,858)

Nonoperating expenses in the first quarter of 2017 are related to the replacement of our securitization facility and expenses associated with our Chapter 11 reorganization. See further discussion in Note 4, “Reorganization Items, Net”, and Note 11, “Debt and Financing Arrangements”, to the condensed consolidated financial statements.

Provision for income taxes. The following table summarizes our provision from income taxes during the three months ended March 31, 2017:

Successor
Three Months Ended March 31,
2017
(In thousands)
Provision for income taxes	$840

See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

Operational Performance - Successor

Three Months Ended March 31, 2017

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2017.

Successor
Three Months Ended March 31,
2017
Powder River Basin
Tons sold (in thousands)	21,326
Coal sales per ton sold	$12.57
Cash cost per ton sold	$10.33
Cash operating margin per ton sold	$2.24
Adjusted EBITDAR (in thousands)	$48,006
Metallurgical
Tons sold (in thousands)	2,060
Coal sales per ton sold	$90.84
Cash cost per ton sold	$57.67
Cash operating margin per ton sold	$33.17
Adjusted EBITDAR (in thousands)	$68,310
Other Thermal
Tons sold (in thousands)	2,291
Coal sales per ton sold	$35.51
Cash cost per ton sold	$23.82
Cash operating margin per ton sold	$11.69
Adjusted EBITDAR (in thousands)	$27,242

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three months ended March 31, 2017, benefited from favorable natural gas pricing that maintained the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. Despite unfavorably warm winter temperatures, natural gas prices maintained favorable levels due to increased natural gas exports, both pipeline and liquefied natural gas, and slightly declining natural gas production levels.

Metallurgical —Adjusted EBITDAR for the three months ended March 31, 2017, benefited from continued strength in pricing for metallurgical coal. As discussed above, Chinese removal of restrictions on its domestic supply and the end of some specific international supply disruptions, eased the acute shortage experienced in the second half of 2016 that drove prompt international coking coal prices to multi-year highs. Although prompt international pricing declined from these highs, supply rationalization in North America and years of global underinvestment in the industry sustained metallurgical coal prices at favorable levels through the current period. We were able to take advantage of these favorable prices in the current period as much, but not all, of our metallurgical volume was open or repriced during the period. Our metallurgical segment sold 1.5 million tons of coking coal, 0.1 million tons of PCI Coal, and 0.5 million tons of associated thermal coal in the period. Longwall operations accounted for approximately 57% of our shipment volume in the period.

Other Thermal— Adjusted EBITDAR for the three months ended March 31, 2017, benefited from the favorable natural gas pricing discussed in the Powder River Basin segment discussion above, and international thermal prices that supported certain export sales. These benefits were primarily recognized at our low cost West Elk longwall operation where domestic and export opportunities were economic.

Results of Operations - Predecessor

Three Months Ended March 31, 2016

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2016:

Predecessor
Three Months Ended March 31,
2016
(In thousands)
Coal sales	$428,106
Tons sold	20,149

On a consolidated basis, coal sales in the first quarter of 2016, by segment were approximately 52% Powder River Basin, 32% Metallurgical, and 13% Other. Tons sold for the period by segment were approximately 82% Powder River Basin, 11% Metallurgical, and 6% Other. See discussion in “Regional Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2016:

Predecessor
Three Months Ended March 31,
2016
(In thousands)
Cost of sales (exclusive of items shown separately below)	$411,010
Depreciation, depletion and amortization	63,699
Accretion on asset retirement obligations	8,306
Amortization of sales contracts, net	(833)
Change in fair value of coal derivatives and coal trading activities, net	1,210
Asset impairment and mine closure costs	85,520
Selling, general and administrative expenses	19,826
Other operating income, net	(2,220)
Total costs, expenses and other	$586,518

Cost of sales.  Our cost of sales for the first quarter of 2016, consisted primarily of labor related costs (approximately 30%), repairs and supplies (approximately 36%), operating taxes and royalties (approximately 20%), and and transportation costs (approximately 9%). See discussion in “Regional Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the first quarter of 2016 consist of depreciation of plant and equipment (approximately 57%), depletion of reserves (approximately 34%), and amortization of development costs (approximately 9%).

Accretion on asset retirement obligation. Approximately 68% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Asset impairment and mine closure costs.  During the first quarter of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves. As a result of the idling and weakness in the thermal coal market we determined the value of these reserves was impaired.

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $12.8 million, and professional services and usage and maintenance agreements of $4.0 million.

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $5.1 million and net income from equity investments of $1.5 million, partially offset by liquidated damages on logistics contracts of $1.6 million and miscellaneous expenses primarily related to our land company of $2.0 million.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended March 31, 2016:

Predecessor
Three Months Ended March 31,
2016
(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(2,213)
Reorganization items, net	(3,875)
Total nonoperating expense	$(6,088)

Nonoperating expenses in the first quarter of 2016 are related to our proposed debt restructuring activities and costs associated with our Chapter 11 reorganization. See further discussion in Note 4, “Reorganization Items, Net”.

Provision for (benefit from) income taxes. The following table summarizes our provision from income taxes during the three months ended March 31, 2016:

Predecessor
Three Months Ended March 31,
2016
(In thousands)
Provision for (benefit from) income taxes	$(1,111)

See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

Operational Performance - Predecessor

Three Months Ended March 31, 2016

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2016.

Predecessor
Three Months Ended March 31,
2016
Powder River Basin
Tons sold (in thousands)	16,506
Coal sales per ton sold	$13.24
Cash cost per ton sold	$12.46
Cash operating margin per ton sold	$0.78
Adjusted EBITDAR (in thousands)	$12,728
Metallurgical
Tons sold (in thousands)	2,165
Coal sales per ton sold	$51.10
Cash cost per ton sold	$48.19
Cash operating margin per ton sold	$2.91
Adjusted EBITDAR (in thousands)	$6,352
Other Thermal
Tons sold (in thousands)	1,276
Coal sales per ton sold	$39.80
Cash cost per ton sold	$37.32
Cash operating margin per ton sold	$2.48
Adjusted EBITDAR (in thousands)	$3,151

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three months ended March 31, 2016, was negatively impacted by historically low natural gas pricing that made Powder River Basin coal economically uncompetitive for electric generation versus the competing fuel for many of our customers. Unfavorably warm 2015-2016 winter season temperatures and increased natural gas production levels from shale resources drove the price of the competing fuel to unsustainably low levels.

Metallurgical —Adjusted EBITDAR for the three months ended March 31, 2016, was negatively impacted by multi-year lows in pricing for metallurgical coal. Persistent oversupply from significant investments early in the decade, particularly in Australia, long term anemic economic growth in OECD nations, and slowing economic growth in China led to a multi-year cyclical downturn in metallurgical coal pricing. Our metallurgical segment sold 1.5 million tons of coking coal, 0.1 million tons of PCI coal, and 0.6 million tons of associated thermal coal in the period. Longwall operations accounted for approximately 71% of our shipment volume in the period.

Other Thermal— Adjusted EBITDAR for the three months ended March 31, 2016, was negatively impacted by the low natural gas pricing discussed in the Powder River Basin segment discussion above. Furthermore and international thermal prices did not support thermal export sales at any of our operations in this period.

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

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016

(In thousands)
Reported segment coal sales revenues	$536,564	$379,888
Coal risk management derivative settlements classified in “other (income) expense, net”	—	146
Coal sales revenues from idled or otherwise disposed operations not included in segments	52	10,573
Transportation costs	64,359	37,499
Revenues in the condensed consolidated statements of operations	$600,975	$428,106

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

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016

(In thousands)
Reported segment cash cost of tons sold	$393,734	$357,629
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(604)	(1,334)
Transportation costs	64,359	37,499
Coal sales revenues from idled or otherwise disposed operations not included in segments	3,447	16,318
Other (operating overhead, certain actuarials, etc.)	474	898
Cost of sales in the condensed consolidated statements of operations	$461,410	$411,010

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

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
(In thousands)
Reported Segment Adjusted EBITDAR	$143,558	$22,231
EBITDA from idled or otherwise disposed operations	(2,236)	(4,626)
Selling, general, and administrative expenses	(20,523)	(19,826)
Other	(301)	501
Adjusted EBITDAR	120,498	(1,720)
Provision for (benefit from) income taxes	(840)	1,111
Interest expense, net	(8,898)	(43,313)
Depreciation, depletion and amortization	(31,921)	(63,699)
Accretion on asset retirement obligations	(7,623)	(8,306)
Amortization of sales contracts, net	(14,690)	833
Asset impairment and mine closure costs	—	(85,520)
Net loss resulting from early retirement of debt and debt restructuring	(2,030)	(2,213)
Reorganization items, net	(2,828)	(3,875)
Net income (loss)	$51,668	$(206,702)

Other includes primarily income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we intend to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand. Our focus is protecting the balance sheet and prudently managing costs, including capital expenditures.

On April 27, 2017, our Board of Directors authorized a new share repurchase program for up to $300 million of our common stock, and a new quarterly common stock cash dividend of $0.35 per share. The timing of any share purchases, and the ultimate number of shares to be purchased, will depend on market conditions. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. For further information regarding the share repurchase program and the common stock cash dividend see Note 19 to the Condensed Consolidated Financial Statements “Subsequent Events”.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. Our dividend policy and share repurchase program will be implemented in a manner that will result in maintaining cash levels similar to those we have seen over the past two quarters. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

On March 7, 2017, we entered into a new senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “New Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (in such capacities, the “Agent”), and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The New Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. Proceeds from The New Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016.

Borrowings under the New Term Loan Debt Facility bear interest at a per annum rate equal to, at our option, either (i) a London interbank offered rate plus an applicable margin of 4%, subject to a 1% LIBOR floor (the “LIBOR Rate”), or (ii) a base rate plus an applicable margin of 3%. Interest payments will be payable in cash. The term loans provided under the New Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Previous First Lien Debt Facility and the New Term Loan Debt Facility see Note 11 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we entered into a new senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “New Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the New Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of our Eligible Cash (defined in the New Inventory Facility), subject to reduction for reserves imposed by Regions.

The commitments under the New Inventory Facility will terminate on the date that is the earliest to occur of (i) the third anniversary of the Inventory Facility Closing Date, (ii) the date, if any, that is 364 days following the first day that Liquidity (defined in the New Inventory Facility and consistent with the definition in the Extended Securitization Facility (as defined below)) is less than $250 million for a period of 60 consecutive days and (iii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Extended Securitization Facility.

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at our option, either at the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees. For further information regarding the New Inventory Facility see Note 19 to the Condensed Consolidated Financial Statements “Subsequent Events”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 19 to the Condensed Consolidated Financial Statements “Subsequent Events”.

On a pro-forma basis, if the New Inventory Facility and Amended Securitization Facility had been in place at March 31, 2017 to issue letters of credit, our borrowing capacity would have grown from $84 million to $114 million, allowing our unrestricted cash balance to be $30 million higher.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2017 and 2016:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
(In thousands)
Cash provided by (used in):
Operating activities	$125,529	$(10,098)
Investing activities	(44,069)	(19,259)
Financing activities	(39,252)	(26,026)

Cash Flow - Successor

Cash provided by operating activities in the three months ended March 31, 2017 resulted from improved market conditions for most of our products and solid operating cost performance across all of our segments discussed in the Operational Performance section above. In addition, low cash interest expense contributed to the cash provided by operating activities.

Cash used in investing activities in the three months ended March 31, 2017 resulted from the net purchase of short term investments, additional investment in our equity holding of Dominion Terminal Associates of approximately $7 million, and capital expenditures of approximately $6 million.

Cash used in financing activities in the Successor period resulted primarily from the repayment of the Previous First Lien Debt Facility with proceeds from the New Term Loan Debt Facility. Additionally, financing costs associated with the New Term Loan Debt Facility added to cash used in financing activities.

Cash Flow - Predecessor

Cash used in operating activities in the three months ended March 31, 2016, resulted from difficult market conditions for all of our products as discussed in the Operational Performance section above. In addition significant cash interest expense and cash restructuring costs contributed to cash used in operating activities.

Cash used in investing activities in the three months ended March 31, 2016 resulted from additions to restricted cash of approximately $12 million as collateral requirements under the Predecessor securitization facility increased over the period and capital expenditures of approximately $6 million.

Cash used in financing activities in the three months ended March 31, 2016 resulted from financing costs associated with the previous DIP facility and securitization facility, insurance premium financing payments, and expenses related to pre-filing debt restructuring costs.

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

Our sales commitments for 2017 and 2018 were as follows as of May 2, 2017:

	2017		2018
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, Priced Coking	4.1	$96.06	—	$—
Committed, Unpriced Coking	1.9		1.9

Committed, Priced PCI	0.7	65.40	—	—
Committed, Unpriced PCI	—		—

Committed, Priced Thermal	1.3	40.33	0.4	30.58
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	70.2	$12.51	33.8	$12.21
Committed, Unpriced	2.8		3.0

Other Thermal
Committed, Priced	6.8	$35.65	2.9	$38.04
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at March 31, 2017. The estimated future realization of the value of the trading portfolio is immaterial during the remainder of 2017 and 0.6 million of losses during the remainder of 2018.

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

During the three months ended March 31, 2017, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at March 31, 2017 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the three months ended March 31, 2017, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.0 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2017 was $0.0 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 38 to 44 million gallons of diesel fuel for use in its operations during 2017. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2017, the Company had protected the price of approximately 75% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.77 per gallon. Additionally, the Company has protected approximately 12% of its expected 2018 purchases with call options with an average strike price of $1.92 per gallon. At March 31, 2017, the Company had outstanding heating oil call options for approximately 30 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the following matters, we are involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. After conferring with counsel, it is the opinion of management that the ultimated resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

UMWA 1974 Pension Plan et al. v Peabody Energy and Arch

On July 16, 2015, the UMWA 1974 Pension Trust (“1974 Plan”) and its Trustees filed a Complaint for Declaratory Judgment against Peabody Energy Corporation, Peabody Holding Company, LLC and Arch, in the U.S. District Court in Washington D.C., seeking an order from the court requiring the defendants to submit to arbitration to determine their responsibility for pension withdrawal liability (triggered by Patriot Coal Corporation’s (“Patriot”) bankruptcy filing) for 1974 Plan participants of Patriot who formerly worked for Peabody and Arch subsidiaries.  In the alternative, the complaint asked the court to declare that Peabody and Arch are liable for Patriot’s withdrawal liability. With respect to Arch, plaintiffs alleged that Arch engaged in actions to avoid and evade pension fund withdrawal liability when it sold subsidiaries that were signatory to UMWA agreements, to Magnum Coal Company (“Magnum”) in 2005, allegedly in violation of ERISA law.  Patriot subsequently purchased Magnum in 2008.  On October 29, 2015, plaintiffs filed an amended complaint to reflect that Patriot formally rejected its obligations to contribute to the 1974 Plan, triggering a withdrawal. The amended complaint further alleged that Arch owes $299.8 million in withdrawal liability. On October 29, 2015, the 1974 Plan issued a letter to Arch demanding payment of this withdrawal liability amount. Arch notified the District Court and the parties to the litigation of its bankruptcy filing and the automatic stay and, on January 21, 2016, the plaintiffs agreed that the automatic stay in the Chapter 11 Case applies to Arch and its affiliates that have filed bankruptcy petitions. Thereafter, on May 26, 2016, the 1974 Plan filed a proof of claim asserting a $299.0 million claim against Arch and its debtor subsidiaries. On September 9, 2016, Arch and the 1974

Plan entered into a confidential agreement in principle to settle the withdrawal liability dispute, which agreement became effective on November 3, 2016. This case was dismissed with prejudice on April 6, 2017.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Item 6. Exhibits.

10.1
Credit Agreement, dated as of March 7, 2017, among Arch Coal, Inc. as borrower, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on March 8, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.0	Mine Safety Disclosure Exhibit.
101.0	Interactive Data File (Form 10-Q for the three months ended March 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

May 2, 2017

