Form 10-Q
period 2017-06-30
ARCH COAL INC
filed 2017-07-27
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At July 21, 2017, there were 24,310,578 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$549,866	$420,298	$1,150,841	$848,404
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	435,038	410,992	896,448	822,002
Depreciation, depletion and amortization	30,701	58,459	62,622	122,158
Accretion on asset retirement obligations	7,623	8,050	15,246	16,356
Amortization of sales contracts, net	14,352	1	29,042	(832)
Change in fair value of coal derivatives and coal trading activities, net	863	1,158	1,717	2,368
Asset impairment and mine closure costs	—	43,701	—	129,221
Selling, general and administrative expenses	22,146	19,019	42,669	38,845
Other operating income, net	(3,549)	(10,561)	(5,859)	(12,781)
	507,174	530,819	1,041,885	1,117,337

Income (loss) from operations	42,692	(110,521)	108,956	(268,933)
Interest expense, net
Interest expense	(6,003)	(45,273)	(15,428)	(89,724)
Interest and investment income	842	933	1,369	2,071
	(5,161)	(44,340)	(14,059)	(87,653)

Income (loss) before nonoperating expenses	37,531	(154,861)	94,897	(356,586)

Nonoperating expenses
Net loss resulting from early retirement of debt and debt restructuring	(31)	—	(2,061)	(2,213)
Reorganization items, net	(21)	(21,271)	(2,849)	(25,146)
	(52)	(21,271)	(4,910)	(27,359)

Income (loss) before income taxes	37,479	(176,132)	89,987	(383,945)
Provision for (benefit from) income taxes	319	(245)	1,159	(1,356)
Net income (loss)	$37,160	$(175,887)	$88,828	$(382,589)

Net income (loss) per common share
Basic earnings (loss) per common share	$1.51	$(8.26)	$3.58	$(17.97)
Diluted earnings (loss) per common share	$1.48	$(8.26)	$3.52	$(17.97)

Weighted average shares outstanding
Basic weighted average shares outstanding	24,659	21,293	24,834	21,293
Diluted weighted average shares outstanding	25,082	21,293	25,245	21,293

Dividends declared per common share	$0.35	$—	$0.35	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$37,160	$(175,887)	$88,828	$(382,589)

Derivative instruments
Comprehensive income (loss) before tax	257	(162)	276	(386)
Income tax benefit (provision)	—	—	—	81
	257	(162)	276	(305)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	3,154	(2,749)	3,154	(4,087)
Income tax benefit (provision)	—	—	—	481
	3,154	(2,749)	3,154	(3,606)
Available-for-sale securities
Comprehensive income (loss) before tax	—	504	(387)	3,407
Income tax benefit (provision)	—	—	—	(1,043)
	—	504	(387)	2,364

Total other comprehensive income (loss)	3,411	(2,407)	3,043	(1,547)
Total comprehensive income (loss)	$40,571	$(178,294)	$91,871	$(384,136)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$333,548	$305,372
Short term investments	159,822	88,072
Restricted cash	41,755	71,050
Trade accounts receivable	190,256	184,483
Other receivables	21,504	19,877
Inventories	137,056	113,462
Other current assets	61,474	96,306
Total current assets	945,415	878,622
Property, plant and equipment, net	1,007,570	1,053,603
Other assets
Equity investments	104,015	96,074
Other noncurrent assets	75,058	108,298
Total other assets	179,073	204,372
Total assets	$2,132,058	$2,136,597
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$127,059	$95,953
Accrued expenses and other current liabilities	169,533	205,240
Current maturities of debt	7,414	11,038
Total current liabilities	304,006	312,231
Long-term debt	315,639	351,841
Asset retirement obligations	342,680	337,227
Accrued pension benefits	32,092	38,884
Accrued postretirement benefits other than pension	101,407	101,445
Accrued workers’ compensation	186,128	184,568
Other noncurrent liabilities	65,048	63,824
Total liabilities	1,347,000	1,390,020

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,021 shares and 25,002 shares at June 30, 2017 and December 31, 2016, respectively	250	250
Paid-in capital	694,780	688,424
Retained earnings	113,574	33,449
Treasury stock, 711 shares at June 30, 2017, at cost	(51,043)	—
Accumulated other comprehensive income	27,497	24,454
Total stockholders’ equity	785,058	746,577
Total liabilities and stockholders’ equity	$2,132,058	$2,136,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$88,828	$(382,589)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	62,622	122,158
Accretion on asset retirement obligations	15,246	16,356
Amortization of sales contracts, net	29,042	(832)
Prepaid royalties expensed	2,288	1,770
Deferred income taxes	5,996	(418)
Employee stock-based compensation expense	4,942	1,435
Gains on disposals and divestitures, net	(2,005)	(6,269)
Asset impairment and non-cash mine closure costs	—	119,194
Net loss resulting from early retirement of debt and debt restructuring	2,061	2,213
Non-cash bankruptcy reorganization items	—	(14,892)
Amortization relating to financing activities	1,565	7,657
Changes in:
Receivables	(3,864)	(7,776)
Inventories	(23,594)	21,152
Accounts payable, accrued expenses and other current liabilities	(89)	84,160
Income taxes, net	(3,796)	(937)
Other	21,557	(22,634)
Cash provided by (used in) operating activities	200,799	(60,252)
Investing activities
Capital expenditures	(16,922)	(74,137)
Minimum royalty payments	(4,211)	(217)
Proceeds from (consideration paid for) disposals and divestitures	4,186	(3,303)
Purchases of short term investments	(157,364)	(98,750)
Proceeds from sales of short term investments	85,035	94,589
Investments in and advances to affiliates, net	(8,934)	(2,890)
Withdrawals (deposits) of restricted cash	29,295	(4,695)
Cash used in investing activities	(68,915)	(89,403)
Financing activities
Proceeds from issuance of term loan due 2024	298,500	—
Payments to extinguish term loan due 2021	(325,684)	—
Payments on term loan due 2024	(750)	—
Net payments on other debt	(5,207)	(10,293)
Debt financing costs	(8,900)	(18,806)
Net loss resulting from early retirement of debt and debt restructuring	(2,061)	(2,213)
Dividends paid	(8,563)	—
Purchases of treasury stock	(51,043)	—
Cash used in financing activities	(103,708)	(31,312)
Increase (decrease) in cash and cash equivalents	28,176	(180,967)
Cash and cash equivalents, beginning of period	305,372	450,781
Cash and cash equivalents, end of period	$333,548	$269,814

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

2. Accounting Policies

Recently Adopted Accounting Guidance

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted all provisions of this new accounting standard in the first quarter of 2017 and changed its forfeiture policy to recognize the impact of forfeitures when they occur from estimating expected forfeitures in determining stock-based compensation expense. There was no material impact to the Company's financial statements.

Recent Accounting Guidance Issued Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. Upon adoption of this new standard, the Company believes that the timing of revenue recognition related to its coal sales will remain consistent with its current practice. The Company is in the process of reviewing its portfolio of coal sales contracts and the various terms and clauses within each contract. Additionally, the Company is evaluating other revenue streams to determine the potential impact related to the adoption of the standard, as well as potential disclosures required by the standard. The Company will be adopting the standard under the modified retrospective approach.

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2016	$—	$24,067	$387	$24,454
Unrealized gains (losses)	276	3,641	(55)	3,862
Amounts reclassified from AOCI	—	(487)	(332)	(819)
Balance at June 30, 2017	$276	$27,221	$—	$27,497

The following amounts were reclassified out of AOCI:

	Successor	Predecessor	Successor	Predecessor	Line Item in the Condensed Consolidated Statement of Operations
Details About AOCI Components	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Derivative instruments	$—	$96	$—	$321	Revenues
	—	—	—	(81)	Provision for (benefit from) income taxes
	$—	$96	$—	$240	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$—	$2,672	$—	$5,344
Amortization of actuarial gains (losses), net	—	77	—	(1,257)
Pension settlement	487	—	487	—
	487	2,749	487	4,087
	—	—	—	(481)	Provision for (benefit from) income taxes
	$487	$2,749	$487	$3,606	Net of tax

Available-for-sale securities	$—	$—	$332	$(2,895)	Interest and investment income
	—	—	—	1,038	Provision for (benefit from) income taxes
	$—	$—	$332	$(1,857)	Net of tax

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

During the three months ended June 30, 2017 and 2016, the Company recorded a minimal charge in the current quarter and $21.3 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.9 million and $13.6 million during the three months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company recorded a charge of $2.8 million and $25.1 million, respectively, in “Reorganization items, net.” The 2017 amount is primarily comprised of professional fees and 2016 is comprised of $40.0 million in professional fees, partially offset by non-cash gains on rejected contracts of $14.9 million. Net cash paid for “Reorganization items, net” totaled $4.7 million and $15.1 million during the six months ended June 30, 2017 and 2016.

5. Asset Impairment and Mine Closure Costs

During the second quarter of 2016, the Company recorded $43.7 million of “Asset impairment and mine closure costs” in the Condensed Consolidated Statements of Operations. The amount included the following: a $38.0 million impairment of the Company’s equity investment in a brownfield bulk commodity terminal on the Columbia River in Longview, Washington as the Company relinquished its ownership rights in exchange for future throughput rights; $3.6 million curtailment charge related to the Company’s pension, postretirement health and black lung actuarial liabilities due to headcount reductions in the first half of 2016; and $2.1 million of severance expense related to headcount reductions during the quarter.

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

6. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Coal	$60,887	$37,268
Repair parts and supplies	76,169	76,194
	$137,056	$113,462

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.1 million at June 30, 2017 and $0.0 million at December 31, 2016.

7. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities, along with the Company’s investments in marketable equity securities, are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. treasury securities	$57,382	$32	$(24)	$57,390	$57,390	$—
Corporate notes and bonds	102,497	10	(75)	102,432	102,432	—
Total Investments	$159,879	$42	$(99)	$159,822	$159,822	$—

	December 31, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$88,161	$—	$(89)	$88,072	$88,072	$—
Equity securities	1,749	388	—	2,137	—	2,137
Total Investments	$89,910	$388	$(89)	$90,209	$88,072	$2,137

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $92.0 million and $47.6 million at June 30, 2017 and December 31, 2016, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $20.7 million and $40.4 million at June 30, 2017 and December 31, 2016, respectively. The unrealized losses in the Company’s portfolio at June 30, 2017 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2017 have maturity dates ranging from the third quarter of 2017 through the third quarter of 2018. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8. Sales Contracts

The sales contracts reflected in the consolidated balance sheets are as follows:

	June 30, 2017			December 31, 2016
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(59,408)	(29,569)		(25,625)	(24,829)
Total	$37,788	$2,173	$35,615	$71,571	$6,913	$64,658
Balance Sheet classification:
Other current	$31,670	$827		$59,702	$5,114
Other noncurrent	$6,118	$1,346		$11,869	$1,799
The Company anticipates amortization of sales contracts, based upon expected shipments in the next five years, to be an expense of approximately $54.4 million in 2017, $11.1 million in 2018, income of $0.6 million in 2019, and income of $0.1 million in 2020 and 2021.

9. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2017. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2017, the Company had protected the price of approximately 70% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.82 per gallon. Additionally, the Company has protected approximately 25% of its expected 2018 purchases with call options with an average strike price of $1.81 per gallon. At June 30, 2017, the Company had outstanding heating oil call options for approximately 27 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2017, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2017	2018	Total
Coal sales	371	—	371
Coal purchases	363	—	363

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

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2017 and $0.8 million of losses during 2018.

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

	June 30, 2017			December 31, 2016
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$17	$—		$—	$(15)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	661	—		4,646	—
Coal -- held for trading purposes	41,813	(43,157)		68,948	(68,740)
Coal -- risk management	67	(146)		475	(580)
Natural gas	103	(71)		86	(13)
Total	42,644	(43,374)		74,155	(69,333)
Total derivatives	42,661	(43,374)		74,155	(69,348)
Effect of counterparty netting	(41,947)	41,947		(69,247)	69,247
Net derivatives as classified in the balance sheets	$714	$(1,427)	$(713)	$4,908	$(101)	$4,807

		June 30, 2017	December 31, 2016
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$714	$4,908
Coal	Accrued expenses and other current liabilities	(1,427)	(101)
		$(713)	$4,807

The Company had a current asset for the right to reclaim cash collateral of $4.6 million at June 30, 2017 and $2.8 million at December 31, 2016, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor	Predecessor	Successor	Predecessor
		2017	2016	2017	2016
Coal sales	(1)	$49	$(73)	$—	$157
Coal purchases	(2)	(34)	6	—	(61)
Totals		$15	$(67)	$—	$96

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized
		Successor	Predecessor
		2017	2016
Coal — unrealized	(3)	$—	$19
Coal — realized	(4)	$—	$(180)
Natural gas — unrealized	(3)	$(27)	$235
Heating oil — diesel purchases	(4)	$(1,147)	$2,039
Foreign currency	(4)	$—	$34
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income(Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor	Predecessor	Successor	Predecessor
		2017	2016	2017	2016
Coal sales	(1)	$269	$(60)	$—	$1,526
Coal purchases	(2)	(234)	(5)	—	(1,205)
Totals		$35	$(65)	$—	$321

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized
		Successor	Predecessor
		2017	2016
Coal — unrealized	(3)	$26	$(1,096)
Coal — realized	(4)	$—	$(343)
Natural gas — unrealized	(3)	$(496)	$(384)
Heating oil — diesel purchases	(4)	$(4,725)	$1,596
Foreign currency	(4)	$—	$(137)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at June 30, 2017, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $0.8 million and $1.0 million during the three months ended June 30, 2017 and 2016, respectively; and net unrealized and realized losses of $1.5 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively. Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Payroll and employee benefits	$51,400	$58,468
Taxes other than income taxes	78,132	92,733
Interest	130	8,032
Acquired sales contracts	827	5,114
Workers’ compensation	15,926	15,184
Asset retirement obligations	17,817	19,515
Other	5,301	6,194
	$169,533	$205,240

11. Debt and Financing Arrangements

	June 30,	December 31,
	2017	2016
	(In thousands)
Term loan due 2024 ($299.3 million face value)	$297,808	$—
Term loan due 2021 ($325.7 million face value)	—	325,684
Other	32,065	37,195
Debt issuance costs	(6,820)	—
	323,053	362,879
Less: current maturities of debt	7,414	11,038
Long-term debt	$315,639	$351,841

Term Loan Facility

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

Inventory-Based Revolving Credit Facility

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

Arch Coal has the right to prepay borrowings under the New Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The New Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under Arch Coal’s term loan facility) and reinvestment rights.

The New Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The New Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of June 30, 2017, letters of credit totaling $21.2 million were outstanding under the facility.

Accounts Receivable Securitization Facility

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the New Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2017, letters of credit totaling $130.4 million were outstanding under the facility which had a borrowing base of $88.7 million. As a result, cash collateral of $41.7 million has been placed in the facility and there is no availability for borrowings.

Interest Rate Swaps

During the second quarter of 2017, the Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 4% which is the spread on the LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of June 30, 2017:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 30, 2017	1.372%	1-month LIBOR	June 29, 2018
$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$100.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021

The fair value of the interest rate swaps at June 30, 2017 is an asset of $0.2 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Financing Costs

The Company paid financing costs of $8.9 million during the six months ended June 30, 2017; $7.2 million of which related to the issuance of the New Term Loan Debt facility discussed above. These issuance costs were capitalized during the first quarter and will be amortized using the effective interest method over the term of the facility. An additional $1.7 million is related to the inventory-based revolving credit facility and accounts receivable securitization facility. These issuance costs will be amortized on a straight-line basis over the term of the facility. During the six months ended June 30, 2016, the Company paid $18.8 million primarily related to the Superpriority Secured Debtor-in-Possession Credit Agreement related to the Company’s bankruptcy filing.

The Company incurred $2.1 million of legal and financial advisory fees associated with debt refinancing activities during the six months ended June 30, 2017; $1.0 million relates to fees associated with the extinguishment of the “Previous First Lien Debt Facility” while the remaining amount relates to financing fees incurred from initial efforts to replace the existing accounts receivable securitization facility. The Company also incurred $2.2 million in debt restructuring costs during the six months ended June 30, 2016 related to debt restructuring activities prior to the Company’s Chapter 11 filing.

Contractual Interest Expense During Bankruptcy

Upon the filing of bankruptcy, the Company discontinued recording interest expense on unsecured debt that was classified as a liability subject to compromise. Contractual interest expense during the three and six months ended June 30, 2016 was $100.8 million and $199.3 million.

12. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Income tax provision (benefit) at statutory rate	$13,118	$(61,645)	$31,496	$(134,380)
Percentage depletion allowance	(5,692)	5,909	(12,731)	(19,758)
State taxes, net of effect of federal taxes	408	(2,571)	891	(7,061)
Change in valuation allowance	(8,316)	58,665	(20,218)	159,227
Other, net	801	(603)	1,721	616
	$319	$(245)	$1,159	$(1,356)

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

·    Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, interest rate swaps and commodity contracts (coal and heating oil) with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2017.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$159,822	$57,390	$102,432	$—
Derivatives	963	—	302	661
Total assets	$160,785	$57,390	$102,734	$661
Liabilities:
Derivatives	$1,427	$1,434	$30	$(37)

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands)
Balance, beginning of period	$1,369	$4,537
Realized and unrealized gains recognized in earnings, net	(1,332)	(5,400)
Purchases	1,158	2,553
Issuances	(317)	(499)
Settlements	(180)	(493)
Ending balance	$698	$698

Net unrealized losses of $1.5 million and $1.3 million were recognized in the Condensed Consolidated Statement of Operations within Other operating income, net during the three and six months ended June 30, 2017 related to Level 3 financial instruments held on June 30, 2017.

 Fair Value of Long-Term Debt

At June 30, 2017 and December 31, 2016, the fair value of the Company’s debt, including amounts classified as current, was $331.3 million and $362.9 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings (loss) per share by reconciling the numerators and denominators of the computations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	24,659	21,293	24,834	21,293
Effect of dilutive securities	423	—	411	—

Diluted weighted average shares outstanding	25,082	21,293	25,245	21,293

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

Workers’ compensation expense consists of the following components:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,559	$1,310	$3,117	$2,415
Interest cost	1,168	1,029	2,337	2,086
Net amortization	—	1,006	—	2,147
Curtailments	$—	$4,156	$—	$4,156
Total occupational disease	$2,727	$7,501	$5,454	$10,804
Traumatic injury claims and assessments	2,532	1,246	5,410	4,213
Total workers’ compensation expense	$5,259	$8,747	$10,864	$15,017

16. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Interest cost	$2,991	$3,197	$5,982	$6,535
Expected return on plan assets	(4,499)	(4,444)	(8,996)	(8,982)
Pension settlement	(487)	454	(487)	454
Amortization of other actuarial losses	—	924	—	1,681
Net benefit cost (credit)	$(1,995)	$131	$(3,501)	$(312)

During the second quarter of 2017 the Company recorded a pension settlement related to its cash balance pension plan as the qualifying distributions from the plan exceeded the annual service and interest costs of the plan. Additionally, in accordance with accounting guidance, the Company revalued the cash balance pension liability which reduced the liability by approximately $3.6 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 3.59%.

The following table details the components of other postretirement benefit costs (credits):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
(In thousands)
Service cost	$171	$105	$341	$265
Interest cost	1,059	1,138	2,117	2,272
Curtailments	—	(970)	—	(970)
Amortization of prior service credits	—	(2,672)	—	(5,345)
Amortization of other actuarial losses (gains)	—	(566)	—	(1,132)
Net benefit cost (credit)	$1,230	$(2,965)	$2,458	$(4,910)

17. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of June 30, 2017 and December 31, 2016, the Company had accrued $0.2 million and $2.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

18. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDAR to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, Kentucky, and Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and West Virginia. Periods presented in this note have been recast for comparability.

Operating segment results for the Successor period, the three and six months ended June 30, 2017, and the Predecessor period, the three and six months ended June 30, 2016, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and reorganization items, net (Adjusted EBITDAR).” Adjusted EBITDAR does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 5, “Asset Impairment and Mine Closure Costs” for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Successor Periods	(in thousands)
Three Months Ended June 30, 2017
Revenues	$230,579	$227,649	$91,639	$(1)	$549,866
Adjusted EBITDAR	31,789	62,552	26,910	(25,883)	95,368
Depreciation, depletion and amortization	8,574	18,385	3,285	457	30,701
Accretion on asset retirement obligation	5,040	528	540	1,515	7,623
Capital expenditures	822	6,825	1,899	1,426	10,972

Six Months Ended June 30, 2017
Revenues	$504,007	$453,232	$193,545	$57	$1,150,841
Adjusted EBITDAR	79,794	130,862	54,152	(48,942)	215,866
Depreciation, depletion and amortization	18,085	37,149	6,485	903	62,622
Accretion on asset retirement obligation	10,080	1,057	1,080	3,029	15,246
Capital expenditures	950	11,436	2,640	1,896	16,922

Predecessor Periods
Three Months Ended June 30, 2016
Revenues	$207,735	$147,499	$60,032	$5,032	$420,298
Adjusted EBITDAR	21,578	(3,593)	(408)	(17,887)	(310)
Depreciation, depletion and amortization	30,145	17,330	9,907	1,077	58,459
Accretion on asset retirement obligation	5,647	588	663	1,152	8,050
Capital expenditures	489	6,726	949	60,047	68,211

Six Months Ended June 30, 2016
Revenues	$430,857	$284,083	$116,164	$17,300	$848,404
Adjusted EBITDAR	34,306	2,759	2,743	(41,838)	(2,030)
Depreciation, depletion and amortization	62,905	36,675	19,798	2,780	122,158
Accretion on asset retirement obligation	11,293	1,177	1,325	2,561	16,356
Capital expenditures	499	10,330	2,895	60,413	74,137

A reconciliation of adjusted EBITDAR to consolidated loss before income taxes follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)
Adjusted EBITDAR	$95,368	$(310)	$215,866	$(2,030)
Depreciation, depletion and amortization	30,701	58,459	62,622	122,158
Accretion on asset retirement obligations	7,623	8,050	15,246	16,356
Amortization of sales contracts, net	14,352	1	29,042	(832)
Asset impairment and mine closure costs	—	43,701	—	129,221
Interest expense, net	(5,161)	(44,340)	(14,059)	(87,653)
Net loss resulting from early retirement of debt and debt restructuring	(31)	—	(2,061)	(2,213)
Reorganization items, net	(21)	(21,271)	(2,849)	(25,146)
Income (loss) before income taxes	$37,479	$(176,132)	$89,987	$(383,945)

19. Subsequent Events

On July 21, 2017, the Company entered into a definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment, and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC. The purchase price is $8.3 million in cash, subject to customary adjustments for working capital and other items; the Company will retain certain workers’ compensation and employee-related obligations . The transaction is expected to close during the third quarter of 2017 and generate a net gain of approximately $15-20 million. The operations of Lone Mountain Processing LLC sold 0.7 million tons of coal in the first six months of 2017 while generating a pre-tax loss of $3.1 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the second quarter of 2017 benefited from relative strength in both the thermal and metallurgical markets. Although the domestic thermal coal market experienced normal seasonal weakness, it was supported by resilient natural gas pricing despite warmer than normal winter temperatures and a relatively cool start to the summer season. Natural gas production below year ago levels, along with increased natural gas export demand, kept natural gas pricing at levels where thermal coal, particularly Powder River Basin coal, remained economically competitive in many regions throughout the country for electrical generation during the period. Additionally, pricing in certain international thermal markets remained strong enough for some of our operations to be able to ship coal economically in these markets in the period.

Metallurgical coal markets remained strong in the second quarter of 2017, but the impact on our results from tropical cyclone Debbie was muted. On March 28th, tropical cyclone Debbie made landfall in Queensland, Australia, and significantly damaged the railroad infrastructure that supports the largest seaborne coking coal supply region in the world. This event is estimated to have impacted annual seaborne coking coal supply by between 10 and 15 million metric tons. Published pricing for prompt delivery of coking coal rose to historic levels in the aftermath of the cyclone; however, pricing has since returned to pre-cyclone levels. Customers largely avoided contracting business at the briefly elevated pricing seen in the immediate aftermath of Cyclone Debbie.

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

Results of Operations - Successor

Three and Six Months Ended June 30, 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three and six months ended June 30, 2017:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands)
Coal sales	$549,866	$1,150,841
Tons sold	22,521	48,199

On a consolidated basis, coal sales in the second quarter of 2017 by segment were approximately 42% Powder River Basin, 41% Metallurgical, and 17% Other, and coal sales in the first half of 2017 by segment were approximately 44% Powder River Basin, 39% Metallurgical, and 17% Other. Tons sold for the second quarter of 2017 by segment were approximately 80% Powder River Basin, 9% Metallurgical, and 10% Other, and tons sold for the first half of 2017 by segment were approximately 82% Powder River Basin, 9% Metallurgical, and 9% Other. See discussion in “Operational Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three and six months ended June 30, 2017:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$435,038	$896,448
Depreciation, depletion and amortization	30,701	62,622
Accretion on asset retirement obligations	7,623	15,246
Amortization of sales contracts, net	14,352	29,042
Change in fair value of coal derivatives and coal trading activities, net	863	1,717
Selling, general and administrative expenses	22,146	42,669
Other operating income, net	(3,549)	(5,859)
Total costs, expenses and other	$507,174	$1,041,885

Cost of sales.  Our cost of sales for the second quarter of 2017, consisted primarily of labor related costs (approximately 29%), repairs and supplies (approximately 36%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 13%), and for the first half of 2017, consisted primarily of labor related costs (approximately 27%), repairs and supplies (approximately 37%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 14%). See discussion in “Operational Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the second quarter of 2017 consist of depreciation of plant and equipment (approximately 63%), depletion of reserves (approximately 18%), and amortization of development costs (approximately 19%), and for the for the first half of 2017 consist of depreciation of plant and equipment (approximately 61%), depletion of reserves (approximately 18%), and amortization of development costs (approximately 21%). This reflects the application of fresh start accounting. For further information on fresh start accounting, please see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”

Accretion on asset retirement obligation. Approximately 66% of the accretion on our asset retirement obligation in both the second quarter and the first half of 2017 is attributable to our large surface operations in the Powder River Basin.

Amortization of sales contracts, net.  Our amortization of sales contracts, net is primarily related to the application of fresh start accounting to Powder River Basin supply contracts that had fixed prices that were above market upon our emergence from reorganization. For further information on fresh start accounting, please see Note 1 to the Consolidated Financial Statements, “Basis of Presentation.”

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $12.6 million in the second quarter and $26.5 million in the first half of 2017, and professional services and usage and maintenance agreements of $5.3 million in the second quarter and $10.2 million in the first half of 2017.

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales of $5.9 million in the second quarter and $11.5 million in the first half of 2017, and income from equity investments of $1.4 million in the second quarter and $3.4 million in the first half of 2017, partially offset by mark to market charges on heating oil derivatives of $1.1 million in the second quarter and $4.7 million in the first half of 2017, and miscellaneous expenses primarily related to our land company of $2.6 million in the second quarter and $4.3 million in the first half of 2017.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three and six months ended June 30, 2017:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(31)	$(2,061)
Reorganization items, net	(21)	(2,849)
Total nonoperating expense	$(52)	$(4,910)

Nonoperating expenses in the first half of 2017 are related to efforts to replace our securitization facility and expenses associated with our Chapter 11 reorganization. See further discussion in Note 4, “Reorganization Items, Net”, and Note 11, “Debt and Financing Arrangements”, to the condensed consolidated financial statements.

Provision for income taxes. The following table summarizes our provision from income taxes during the three and six months ended June 30, 2017:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(In thousands)
Provision for income taxes	$319	$1,159

See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

Operational Performance - Successor

Three and Six Months Ended June 30, 2017

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

The following table shows results by operating segment for the three and six months ended June 30, 2017.

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Powder River Basin
Tons sold (in thousands)	18,092	39,418
Coal sales per ton sold	$12.55	$12.56
Cash cost per ton sold	$10.82	$10.55
Cash operating margin per ton sold	$1.73	$2.01
Adjusted EBITDAR (in thousands)	$31,789	$79,794
Metallurgical
Tons sold (in thousands)	2,104	4,164
Coal sales per ton sold	$90.59	$90.72
Cash cost per ton sold	$60.95	$59.33
Cash operating margin per ton sold	$29.64	$31.39
Adjusted EBITDAR (in thousands)	$62,552	$130,862
Other Thermal
Tons sold (in thousands)	2,325	4,617
Coal sales per ton sold	$33.41	$34.45
Cash cost per ton sold	$22.06	$22.93
Cash operating margin per ton sold	$11.35	$11.52
Adjusted EBITDAR (in thousands)	$26,910	$54,152

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three and six months ended June 30, 2017, benefited from favorable natural gas pricing that maintained the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. Despite unfavorably warm winter temperatures and a persistently mild spring, natural gas prices maintained favorable levels due to increased natural gas exports, both pipeline and liquefied natural gas, and stagnant to slightly declining natural gas production levels.

Metallurgical —Adjusted EBITDAR for the three and six months ended June 30, 2017, benefited from continued strength in pricing for metallurgical coal. However, as discussed above, the impact on our results from tropical cyclone Debbie was muted. Cyclone Debbie significantly damaged the railroad infrastructure in Queensland, Australia and had an estimated impact on annual seaborne coking coal supply of between 10 and 15 million metric tons. As the extent of the damage became evident, published pricing for prompt delivery of coking coal rapidly rose to historic levels. However, pricing quickly returned to pre-cyclone levels, and customers largely avoided contracting business at the briefly elevated pricing seen in the immediate aftermath of Cyclone Debbie. Although we did not contract significant volumes at the briefly elevated prompt prices, pricing has remained at levels that provide significant margins to our low cost metallurgical operations. Our metallurgical segment sold 1.5 million tons of coking coal, 0.2 million tons of PCI Coal, and 0.3 million tons of associated thermal coal in the second quarter of 2017 and 3.1 million tons of coking coal, 0.3 million tons of PCI Coal, and 0.8 million tons of associated thermal coal in the first half of 2017. Longwall operations accounted for approximately 53% of our shipment volume in the second quarter and 55% of our shipment volume in the first half of 2017.

Other Thermal— Adjusted EBITDAR for the three and six months ended June 30, 2017, benefited from the favorable natural gas pricing discussed in the Powder River Basin segment discussion above, and international thermal prices that supported certain export sales. These benefits were primarily recognized at our low cost West Elk longwall operation where domestic and export opportunities were economic.

Results of Operations - Predecessor

Three and Six Months Ended June 30, 2016

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three and six months ended June 30, 2016:

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
Coal sales	$420,298	$848,404
Tons sold	19,454	39,603

On a consolidated basis, coal sales in the second quarter of 2016 by segment were approximately 50% Powder River Basin, 35% Metallurgical, and 14% Other, and coal sales in the first half of 2016 by segment were approximately 51% Powder River Basin, 33% Metallurgical, and 14% Other. Tons sold for the second quarter of 2016 by segment were approximately 80% Powder River Basin, 12% Metallurgical, and 7% Other, and tons sold for the first half of 2016 by segment were approximately 81% Powder River Basin, 11% Metallurgical, and 7% Other. See discussion in “Operational Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three and six months ended June 30, 2016:

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$410,992	$822,002
Depreciation, depletion and amortization	58,459	122,158
Accretion on asset retirement obligations	8,050	16,356
Amortization of sales contracts, net	1	(832)
Change in fair value of coal derivatives and coal trading activities, net	1,158	2,368
Asset impairment and mine closure costs	43,701	129,221
Selling, general and administrative expenses	19,019	38,845
Other operating income, net	(10,561)	(12,781)
Total costs, expenses and other	$530,819	$1,117,337

Cost of sales.  Our cost of sales for the second quarter of 2016, consisted primarily of labor related costs (approximately 28%), repairs and supplies (approximately 33%), operating taxes and royalties (approximately 18%), and transportation costs (approximately 10%), and for the first half of 2016, consisted primarily of labor related costs (approximately 29%), repairs and supplies (approximately 35%), operating taxes and royalties (approximately 19%), and transportation costs (approximately 10%). See discussion in “Operational Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the second quarter of 2016 consist of depreciation of plant and equipment (approximately 59%), depletion of reserves (approximately 32%), and amortization of development costs (approximately 9%), and for the for the first half of 2016 consist of depreciation of plant and equipment (approximately 58%), depletion of reserves (approximately 33%), and amortization of development costs (approximately 9%).

Accretion on asset retirement obligation. In the second quarter and first half of 2016 respectively, approximately 70% and 69% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Asset impairment and mine closure costs.  During the second quarter of 2016 we sold our 38% equity interest in Millennium Bulk Terminal in a non-cash transaction. As a result of this sale we determined our remaining investment in Millennium Bulk Terminal was impaired. Earlier in the first half of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves. As a result of the idling and weakness in the thermal coal market we determined the value of these reserves was impaired. See further discussion in Note 5, “Asset Impairment and Mine Closure”.

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $11.9 million in the second quarter and $24.7 million in the first half of 2016, and professional services and usage and maintenance agreements of $4.2 million in the second quarter and $8.2 million in the first half of 2016.

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including outlease royalty income and net gains on asset sales of $9.1 million in the second quarter and $14.3 million in the first half of 2016, income from equity investments of $1.6 million in the second quarter and $3.4 million in the first half of 2016, and benefit from mark to market charges on heating oil derivatives of $2.0 million in the second quarter and $1.6 million in the first half of 2016. These were partially offset by miscellaneous expenses primarily related to our land company of $2.0 million in the second quarter and $4.1 million in the first half of 2016, and by liquidated damages on logistics contracts of $1.6 million in the first half of 2016.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three and six months ended June 30, 2016:

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$—	$(2,213)
Reorganization items, net	(21,271)	(25,146)
Total nonoperating expense	$(21,271)	$(27,359)

Nonoperating expenses in the second quarter and first half of 2016 are related to our proposed debt restructuring activities and costs associated with our Chapter 11 reorganization. See further discussion in Note 4, “Reorganization Items, Net”.

Provision for (benefit from) income taxes. The following table summarizes our provision from income taxes during the three and six months ended June 30, 2016:

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
	(In thousands)
Provision for (benefit from) income taxes	$(245)	$(1,356)

See further discussion in Note 12, “Income Taxes”, to the condensed consolidated financial statements.

Operational Performance - Predecessor

Three and Six Months Ended June 30, 2016

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

The following table shows results by operating segment for the three and six months ended June 30, 2016.

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Powder River Basin
Tons sold (in thousands)	15,639	32,144
Coal sales per ton sold	$13.08	$13.16
Cash cost per ton sold	$11.72	$12.10
Cash operating margin per ton sold	$1.36	$1.06
Adjusted EBITDAR (in thousands)	$21,578	$34,306
Metallurgical
Tons sold (in thousands)	2,307	4,472
Coal sales per ton sold	$52.94	$52.05
Cash cost per ton sold	$54.52	$51.45
Cash operating margin per ton sold	$(1.58)	$0.60
Adjusted EBITDAR (in thousands)	$(3,593)	$2,759
Other Thermal
Tons sold (in thousands)	1,436	2,712
Coal sales per ton sold	$35.76	$37.66
Cash cost per ton sold	$36.39	$36.83
Cash operating margin per ton sold	$(0.63)	$0.83
Adjusted EBITDAR (in thousands)	$(408)	$2,743

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three and six months ended June 30, 2016, was negatively impacted by historically low natural gas pricing that made Powder River Basin coal economically uncompetitive for electric generation versus the competing fuel for many of our customers. Unfavorably warm 2015-2016 winter season temperatures and increased natural gas production levels from shale resources kept the price of the competing fuel at unsustainably low levels through most of the first half of 2016.

Metallurgical —Adjusted EBITDAR for the three and six months ended June 30, 2016, was negatively impacted by multi-year lows in pricing for metallurgical coal. Persistent oversupply from significant investments early in the decade, particularly in Australia, long term anemic economic growth in OECD nations, and slowing economic growth in China led to a multi-year cyclical downturn in metallurgical coal pricing. Our metallurgical segment sold 1.6 million tons of coking coal, 0.2 million tons of PCI Coal, and 0.5 million tons of associated thermal coal in the second quarter of 2016 and 3.1 million tons of coking coal, 0.2 million tons of PCI Coal, and 1.1 million tons of associated thermal coal in the first half of 2016. Longwall operations accounted for approximately 58% of our shipment volume in the second quarter and 64% of our shipment volume in the first half of 2016.

Other Thermal— Adjusted EBITDAR for the three and six months ended June 30, 2016, was negatively impacted by the low natural gas pricing discussed in the Powder River Basin segment discussion above. Furthermore, international thermal prices did not support thermal export sales at any of our operations during these periods.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016

(In thousands)
Reported segment coal sales revenues	$495,400	$377,991	$1,031,965	$957,879
Coal risk management derivative settlements classified in “other (income) expense, net”	—	185	—	330
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	4,283	50	14,856
Transportation costs	54,466	37,840	118,825	75,338
Revenues in the condensed consolidated statements of operations	$549,866	$420,298	$1,150,841	$848,404

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016

(In thousands)
Reported segment cash cost of tons sold	$375,214	$361,246	$768,948	$718,875
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(891)	(1,209)	(1,495)	(2,543)
Transportation costs	54,466	37,840	118,825	75,338
Cash cost of coal sold from idled or otherwise disposed operations not included in segments	5,233	13,178	8,681	29,495
Other (operating overhead, certain actuarials, etc.)	1,016	(63)	1,489	837
Cost of sales in the condensed consolidated statements of operations	$435,038	$410,992	$896,448	$822,002

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)
Reported Segment Adjusted EBITDAR	$121,250	$17,578	$264,808	$39,808
EBITDA from idled or otherwise disposed operations	(4,698)	(2,213)	(6,934)	(6,840)
Selling, general, and administrative expenses	(22,146)	(19,020)	(42,669)	(38,845)
Other	962	3,345	661	3,847
Adjusted EBITDAR	95,368	(310)	215,866	(2,030)
Provision for (benefit from) income taxes	(319)	245	(1,159)	1,356
Interest expense, net	(5,161)	(44,340)	(14,059)	(87,653)
Depreciation, depletion and amortization	(30,701)	(58,459)	(62,622)	(122,158)
Accretion on asset retirement obligations	(7,623)	(8,050)	(15,246)	(16,356)
Amortization of sales contracts, net	(14,352)	(1)	(29,042)	832
Asset impairment and mine closure costs	—	(43,701)	—	(129,221)
Net loss resulting from early retirement of debt and debt restructuring	(31)	—	(2,061)	(2,213)
Reorganization items, net	(21)	(21,271)	(2,849)	(25,146)
Net income (loss)	$37,160	$(175,887)	$88,828	$(382,589)

Other includes primarily income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we intend to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand. Our focus is prudently managing costs, including capital expenditures, maintaining a strong balance sheet, and insuring adequate liquidity.

On April 27, 2017, our Board of Directors authorized a new share repurchase program for up to $300 million of our common stock, and a new quarterly common stock cash dividend of $0.35 per share. During the second quarter of 2017, we repurchased 710,701 shares of our stock for approximately $51 million. Also during the second quarter of 2017, we paid a quarterly cash dividend of $0.35 per share, totaling approximately $8.6 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on market conditions. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. Our dividend policy and share repurchase program will be implemented in a manner that will result in maintaining cash levels similar to those we have seen over the past three quarters. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

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

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on our Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 4% which is the spread on the LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings. For further information regarding the interest rate swaps see Note 11 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

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

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at our option, either at the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees. For further information regarding the New Inventory Facility see Note 11 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 11 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On June 30, 2017 we had total liquidity of approximately $513 million including unrestricted cash and equivalents, short term investments in debt securities, availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2017 and 2016:

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
(In thousands)
Cash provided by (used in):
Operating activities	$200,799	$(60,252)
Investing activities	(68,915)	(89,403)
Financing activities	(103,708)	(31,312)

Cash Flow - Successor

Cash provided by operating activities in the six months ended June 30, 2017 resulted from improved market conditions for most of our products and solid operating cost performance across all of our segments discussed in the Operational Performance section above. In addition, low cash interest expense contributed to the cash provided by operating activities.

Cash used in investing activities in the six months ended June 30, 2017 resulted from the net purchase of short term investments, additional investment in our equity holding of Dominion Terminal Associates of approximately $7 million, and capital expenditures of approximately $17 million, partially offset by an approximately $29 million reduction in restricted cash.

Cash used in financing activities in the six months ended June 30, 2017 resulted primarily from our purchase of approximately $51 million of treasury stock, payment of our $0.35 per share cash dividend, and the repayment of the Previous First Lien Debt Facility with proceeds from the New Term Loan Debt Facility. Additionally, financing costs associated with the New Term Loan Debt Facility added to cash used in financing activities.

Cash Flow - Predecessor

Cash used in operating activities in the six months ended June 30, 2016, resulted from difficult market conditions for all of our products as discussed in the Operational Performance section above. In addition, significant cash interest expense and cash restructuring costs contributed to cash used in operating activities.

Cash used in investing activities in the six months ended June 30, 2016 resulted from additions to restricted cash of approximately $5 million as collateral requirements under the Predecessor securitization facility increased over the period and capital expenditures of approximately $74 million including approximately $60 million for the final Lease by Application (LBA) bonus bid payment for a Powder River Basin reserve tract.

Cash used in financing activities in the six months ended June 30, 2016 resulted from financing costs associated with the previous DIP facility and securitization facility, insurance premium financing payments, and expenses related to pre-filing debt restructuring costs.

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

Our sales commitments for 2017 and 2018 were as follows as of July 27, 2017 (the table below includes sales commitments related to our Lone Mountain Processing, LLC operation which we have entered into a definitive agreement to sell; see Note 19 to the Consolidated Financial Statements, “Subsequent Events,” for additional information):

	2017		2018
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, Priced Coking	5.0	$97.21	0.1	$97.37
Committed, Unpriced Coking	1.4		2.0

Committed, Priced PCI	0.7	$67.05	—	$—
Committed, Unpriced PCI	—		—

Committed, Priced Thermal	1.4	$41.19	0.4	$30.33
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	76.4	$12.47	36.5	$12.20
Committed, Unpriced	1.8		3.0

Other Thermal
Committed, Priced	8.4	$34.61	2.9	$37.94
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at June 30, 2017. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2017 and 0.8 million of losses during the remainder of 2018.

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

During the six months ended June 30, 2017, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at June 30, 2017 was $0.3 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the six months ended June 30, 2017, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.0 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at June 30, 2017 was $0.1 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 45 million gallons of diesel fuel for use in its operations during 2017. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2017, the Company had protected the price of approximately 70% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.82 per gallon. Additionally, the Company has protected approximately 25% of its expected 2018 purchases with call options with an average strike price of $1.81 per gallon. At June 30, 2017, the Company had outstanding heating oil call options for approximately 27 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2017, the board of directors of Arch Coal authorized a new share repurchase program for up to $300 million of its common stock, effective April 27, 2017. The timing of any purchases, and the ultimate number of shares to be purchased, will depend on market conditions. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the our stock price and other market conditions.

During the second quarter of 2017, we repurchased 710,701 shares of our stock for approximately $51 million and placed them in treasury.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2017.

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

3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. 10.19 (incorporated by reference to Exhibit 3.1 of Arch Coal’s registration statement on Form 8-A filed on October 4, 2016).
3.2	Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of Arch Coal’s registration statement on Form 8-A filed on October 4, 2016).
4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
10.1
Credit Agreement, dated as of March 7, 2017, among Arch Coal, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on March 8, 2017).

10.2
Credit Agreement, dated as of April 27, 2017, among Arch Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.3
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

10.4
First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2017, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.2 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.5
Second Amended and Restated Purchase and Sale Agreement among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.6
Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Coal, Inc. and certain subsidiaries of the Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.7
Second Amended and Restated Sale and Contribution Agreement between Arch Coal, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.8
First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Coal, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.9
Warrant Agreement, dated as of October 5, 2016, between Arch Coal, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.10
Indemnification Agreement between Arch Coal and the directors and officers of Arch Coal and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.11
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.12
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

42

10.13
Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.14
Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.15
Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.16
Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.17
Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Coal on February 10, 2005).

10.18
Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.19
Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.20
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.21	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.22	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.23	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.24	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.25	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.26	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.27	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.28	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.29	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-Q for the three and six months ended June 30, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

July 27, 2017

44