Form 10-Q
period 2017-09-30
ARCH COAL INC
filed 2017-10-31
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At October 24, 2017, there were 21,934,787 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$613,538	$550,305	$1,764,379	$1,398,709
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	495,424	442,462	1,391,872	1,264,464
Depreciation, depletion and amortization	31,914	69,423	94,536	191,581
Accretion on asset retirement obligations	7,580	7,965	22,826	24,321
Amortization of sales contracts, net	13,861	104	42,903	(728)
Change in fair value of coal derivatives and coal trading activities, net	1,028	488	2,745	2,856
Asset impairment and mine closure costs	—	46	—	129,267
Selling, general and administrative expenses	21,052	20,498	63,721	59,343
Gain on sale of Lone Mountain Processing, Inc.	(21,574)	—	(21,574)	—
Other operating income, net	(8,236)	(2,476)	(14,095)	(15,257)
	541,049	538,510	1,582,934	1,655,847

Income (loss) from operations	72,489	11,795	181,445	(257,138)
Interest expense, net
Interest expense	(5,972)	(46,164)	(21,400)	(135,888)
Interest and investment income	720	582	2,089	2,653
	(5,252)	(45,582)	(19,311)	(133,235)

Income (loss) before nonoperating expenses	67,237	(33,787)	162,134	(390,373)

Nonoperating expenses
Net loss resulting from early retirement of debt and debt restructuring	(486)	—	(2,547)	(2,213)
Reorganization items, net	(43)	(20,904)	(2,892)	(46,050)
	(529)	(20,904)	(5,439)	(48,263)

Income (loss) before income taxes	66,708	(54,691)	156,695	(438,636)
Benefit from income taxes	(1,643)	(3,270)	(484)	(4,626)
Net income (loss)	$68,351	$(51,421)	$157,179	$(434,010)

Net income (loss) per common share
Basic earnings (loss) per common share	$2.90	$(2.41)	$6.44	$(20.38)
Diluted earnings (loss) per common share	$2.83	$(2.41)	$6.32	$(20.38)

Weighted average shares outstanding
Basic weighted average shares outstanding	23,580	21,293	24,416	21,293
Diluted weighted average shares outstanding	24,135	21,293	24,875	21,293

Dividends declared per common share	$0.35	$—	$0.70	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$68,351	$(51,421)	$157,179	$(434,010)

Derivative instruments
Comprehensive income (loss) before tax	(19)	(149)	257	(535)
Income tax benefit (provision)	—	—	—	81
	(19)	(149)	257	(454)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(8,521)	2,243	(5,367)	(1,844)
Income tax benefit (provision)	—	—	—	481
	(8,521)	2,243	(5,367)	(1,363)
Available-for-sale securities
Comprehensive income (loss) before tax	—	(438)	(387)	2,969
Income tax benefit (provision)	—	—	—	(1,043)
	—	(438)	(387)	1,926

Total other comprehensive income (loss)	(8,540)	1,656	(5,497)	109
Total comprehensive income (loss)	$59,811	$(49,765)	$151,682	$(433,901)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$298,337	$305,372
Short term investments	154,629	88,072
Restricted cash	—	71,050
Trade accounts receivable	207,059	184,483
Other receivables	23,473	19,877
Inventories	122,436	113,462
Other current assets	63,685	96,306
Total current assets	869,619	878,622
Property, plant and equipment, net	980,801	1,053,603
Other assets
Equity investments	106,179	96,074
Other noncurrent assets	65,934	108,298
Total other assets	172,113	204,372
Total assets	$2,022,533	$2,136,597
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$137,664	$95,953
Accrued expenses and other current liabilities	164,939	205,240
Current maturities of debt	8,566	11,038
Total current liabilities	311,169	312,231
Long-term debt	312,604	351,841
Asset retirement obligations	334,479	337,227
Accrued pension benefits	17,884	38,884
Accrued postretirement benefits other than pension	104,733	101,445
Accrued workers’ compensation	192,262	184,568
Other noncurrent liabilities	76,923	63,824
Total liabilities	1,350,054	1,390,020

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,038 shares and 25,002 shares at September 30, 2017 and December 31, 2016, respectively	250	250
Paid-in capital	697,324	688,424
Retained earnings	173,676	33,449
Treasury stock, 2,919 shares at September 30, 2017, at cost	(217,728)	—
Accumulated other comprehensive income	18,957	24,454
Total stockholders’ equity	672,479	746,577
Total liabilities and stockholders’ equity	$2,022,533	$2,136,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$157,179	$(434,010)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	94,536	191,581
Accretion on asset retirement obligations	22,826	24,321
Amortization of sales contracts, net	42,903	(728)
Prepaid royalties expensed	2,905	4,791
Deferred income taxes	6,069	(419)
Employee stock-based compensation expense	7,485	2,096
Gains on disposals and divestitures, net	(23,006)	(6,628)
Asset impairment and non-cash mine closure costs	—	119,194
Net loss resulting from early retirement of debt and debt restructuring	2,547	2,213
Non-cash bankruptcy reorganization items	—	(16,634)
Amortization relating to financing activities	2,628	12,800
Changes in:
Receivables	(24,110)	(42,787)
Inventories	(13,102)	34,604
Accounts payable, accrued expenses and other current liabilities	5,103	90,920
Income taxes, net	(2,430)	(4,217)
Other	20,612	(8,331)
Cash provided by (used in) operating activities	302,145	(31,234)
Investing activities
Capital expenditures	(30,503)	(82,434)
Minimum royalty payments	(5,033)	(305)
Proceeds from (consideration paid for) disposals and divestitures	11,432	(2,921)
Purchases of short term investments	(191,327)	(98,750)
Proceeds from sales of short term investments	123,996	187,006
Investments in and advances to affiliates, net	(9,216)	(3,440)
Withdrawals of restricted cash	71,048	15,979
Cash provided by (used in) investing activities	(29,603)	15,135
Financing activities
Proceeds from issuance of term loan due 2024	298,500	—
Payments to extinguish term loan due 2021	(325,684)	—
Payments on term loan due 2024	(1,500)	—
Net payments on other debt	(5,992)	(12,083)
Debt financing costs	(10,043)	(20,181)
Net loss resulting from early retirement of debt and debt restructuring	(2,360)	(2,213)
Dividends paid	(16,763)	—
Purchases of treasury stock	(215,735)	—
Cash used in financing activities	(279,577)	(34,477)
Decrease in cash and cash equivalents	(7,035)	(50,576)
Cash and cash equivalents, beginning of period	305,372	450,781
Cash and cash equivalents, end of period	$298,337	$400,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. ("Arch Coal") and its subsidiaries (the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q and refer to both the Predecessor and Successor Company. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2016	$—	$24,067	$387	$24,454
Unrealized gains (losses)	168	(5,784)	(55)	(5,671)
Amounts reclassified from AOCI	88	418	(332)	174
Balance at September 30, 2017	$256	$18,701	$—	$18,957

The following amounts were reclassified out of AOCI:

	Successor	Predecessor	Successor	Predecessor	Line Item in the Condensed Consolidated Statement of Operations
Details About AOCI Components	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Derivative instruments	$(88)	$76	$(88)	$397	Revenues
	—	—	—	(81)	Benefit from income taxes
	$(88)	$76	$(88)	$316	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$—	$2,510	$—	$7,854
Amortization of actuarial gains (losses), net	—	(4,753)	—	(6,010)
Pension settlement	228	—	715	—
Actuarial curtailments	(773)	—	(773)	—
Sale of Cumberland River pension plan	(360)	—	(360)	—
	(905)	(2,243)	(418)	1,844
	—	—	—	(481)	Benefit from income taxes
	$(905)	$(2,243)	$(418)	$1,363	Net of tax

Available-for-sale securities	$—	$632	$332	$(2,263)	Interest and investment income
	—	—	—	1,038	Benefit from income taxes
	$—	$632	$332	$(1,225)	Net of tax

4. Divestitures

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment, and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC. The Company received $8.3 million of proceeds offset by $1.3 million in disbursements related to landholder consent fees and professional fees; and recorded a gain of $21.6 million which is reflected as a separate line, “Gain on sale of Lone Mountain Processing, Inc.,” within the Condensed Consolidated Statement of Operations. The gain included a $4.7 million curtailment gain related to black lung liabilities accrued for active employees at these operations, $0.5 million curtailment gain related to postretirement medical claims.

5. Reorganization items, net

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

During the three months ended September 30, 2017 and 2016, the Company recorded a minimal charge and $20.9 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.2 million and $16.0 million during the three months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company recorded a charge of $2.9 million and $46.1 million, respectively, in “Reorganization items, net.” The 2017 amount is primarily comprised of professional fees and 2016 is comprised of $62.7 million in professional fees, partially offset by non-cash gains on rejected contracts of $16.6 million. Net cash paid for “Reorganization items, net” totaled $4.8 million and $31.1 million during the nine months ended September 30, 2017 and 2016, respectively.

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

7. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Coal	$48,753	$37,268
Repair parts and supplies	73,683	76,194
	$122,436	$113,462

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.2 million at September 30, 2017 and $0.0 million at December 31, 2016.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. treasury securities	$60,870	$41	$(15)	$60,896	$60,896	$—
Corporate notes and bonds	93,753	17	(37)	93,733	93,733	—
Total Investments	$154,623	$58	$(52)	$154,629	$154,629	$—

	December 31, 2016
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$88,161	$—	$(89)	$88,072	$88,072	$—
Equity securities	1,749	388	—	2,137	—	2,137
Total Investments	$89,910	$388	$(89)	$90,209	$88,072	$2,137

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $82.2 million and $47.6 million at September 30, 2017 and December 31, 2016, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $8.1 million and $40.4 million at September 30, 2017 and December 31, 2016, respectively. The unrealized losses in the Company’s portfolio at September 30, 2017 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2017 have maturity dates ranging from the fourth quarter of 2017 through the first quarter of 2019. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

9. Sales Contracts

The sales contracts reflected in the consolidated balance sheets are as follows:

	September 30, 2017			December 31, 2016
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(73,482)	(29,782)		(25,625)	(24,829)
Total	$23,714	$1,960	$21,754	$71,571	$6,913	$64,658
Balance Sheet classification:
Other current	$23,714	$856		$59,702	$5,114
Other noncurrent	$—	$1,104		$11,869	$1,799
The Company anticipates amortization of sales contracts, based upon expected shipments in the next five years, to be an expense of approximately $11.4 million for the remainder of 2017, $10.7 million in 2018, and income of $0.1 million in each of 2019, 2020 and 2021.

10. Derivatives

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 42 million gallons of diesel fuel for use in its operations during 2017 and 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2017, the Company had protected the price of approximately 83% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.86 per gallon. Additionally, the Company has protected approximately 40% of its expected 2018 purchases with call options with an average strike price of $1.81 per gallon. At September 30, 2017, the Company had outstanding heating oil call options for approximately 25 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At September 30, 2017, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2017	2018	Total
Coal sales	267	546	813
Coal purchases	252	185	437

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

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.5 million of losses during the remainder of 2017 and $1.5 million of losses during 2018.

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

	September 30, 2017			December 31, 2016
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$3	$—		$—	$(15)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	2,006	—		4,646	—
Coal -- held for trading purposes	42,203	(44,211)		68,948	(68,740)
Coal -- risk management	1,624	(1,915)		475	(580)
Natural gas	25	—		86	(13)
Total	45,858	(46,126)		74,155	(69,333)
Total derivatives	45,861	(46,126)		74,155	(69,348)
Effect of counterparty netting	(43,830)	43,830		(69,247)	69,247
Net derivatives as classified in the balance sheets	$2,031	$(2,296)	$(265)	$4,908	$(101)	$4,807

		September 30, 2017	December 31, 2016
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$2,031	$4,908
Coal	Accrued expenses and other current liabilities	(2,296)	(101)
		$(265)	$4,807

The Company had a current asset for the right to reclaim cash collateral of $9.3 million at September 30, 2017 and $2.8 million at December 31, 2016, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor	Predecessor	Successor	Predecessor
		2017	2016	2017	2016
Coal sales	(1)	$(169)	$(612)	$—	$108
Coal purchases	(2)	152	541	—	(32)
Totals		$(17)	$(71)	$—	$76

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized
		Successor	Predecessor
		2017	2016
Coal — unrealized	(3)	$(212)	$(566)
Coal — realized	(4)	$—	$(133)
Natural gas — unrealized	(3)	$(120)	$(79)
Heating oil — diesel purchases	(4)	$822	$(770)
Foreign currency	(4)	$—	$(314)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor	Predecessor	Successor	Predecessor
		2017	2016	2017	2016
Coal sales	(1)	$100	$(672)	$—	$1,634
Coal purchases	(2)	(82)	536	—	(1,237)
Totals		$18	$(136)	$—	$397

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2017 and 2016.

Derivatives Not Designated as Hedging Instruments (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized
		Successor	Predecessor
		2017	2016
Coal — unrealized	(3)	$(186)	$(1,662)
Coal — realized	(4)	$—	$(476)
Natural gas — unrealized	(3)	$(616)	$(463)
Heating oil — diesel purchases	(4)	$(3,903)	$826
Foreign currency	(4)	$—	$(451)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at September 30, 2017, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are immaterial.

Related to its trading portfolio, the Company recognized net unrealized and realized losses of $0.7 million and net unrealized and realized gains $0.1 million during the three months ended September 30, 2017 and 2016, respectively; and net unrealized and realized losses of $2.2 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively. Gains and losses from trading activities are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying Condensed Consolidated Statements of Operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Payroll and employee benefits	$47,251	$58,468
Taxes other than income taxes	74,909	92,733
Interest	156	8,032
Acquired sales contracts	856	5,114
Workers’ compensation	15,961	15,184
Asset retirement obligations	16,760	19,515
Other	9,046	6,194
	$164,939	$205,240

12. Debt and Financing Arrangements

	September 30,	December 31,
	2017	2016
	(In thousands)
Term loan due 2024 ($298.5 million face value)	$297,137	$—
Term loan due 2021 ($325.7 million face value)	—	325,684
Other	31,319	37,195
Debt issuance costs	(7,286)	—
	321,170	362,879
Less: current maturities of debt	8,566	11,038
Long-term debt	$312,604	$351,841

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

First Amendment to Term Loan Facility

On September 25, 2017, the Company entered into the First Amendment (the “Amendment”) to its Credit Agreement, dated as of March 7, 2017, among Arch Coal as borrower, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.

The Amendment reduces the interest rate on the $300 million term loan facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%. The Amendment also resets the 1.00% call premium to apply to repricing events that occur on or prior to March 26, 2018.

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

The New Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The New Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of September 30, 2017, letters of credit totaling $28.9 million were outstanding under the facility with no additional availability for borrowings.

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the New Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2017, letters of credit totaling $89.3 million were outstanding under the facility which had a borrowing base of $102.3 million. As a result, there was no cash collateral required to be posted in the facility.

Interest Rate Swaps

During the second quarter of 2017, the Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% which is the spread on the revised LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of September 30, 2017:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 30, 2017	1.372%	1-month LIBOR	June 29, 2018
$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$100.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021

The fair value of the interest rate swaps at September 30, 2017 is an asset of $0.2 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Financing Costs

The Company paid financing costs of $10.0 million during the nine months ended September 30, 2017; $7.1 million of which related to the issuance of the New Term Loan Debt facility on March 7, 2017 as noted above. These issuance costs were capitalized during the first quarter and were being amortized using the effective interest method over the term of the facility. An additional $0.8 million was paid related to the Amendment to the term loan facility on September 25, 2017 as discussed above. The remaining $2.1 million is related to the inventory-based revolving credit facility and accounts receivable securitization facility. These issuance costs will be amortized on a straight-line basis over the term of the facility. During the nine months ended September 30, 2016, the Company paid $20.2 million primarily related to the Superpriority Secured Debtor-in-Possession Credit Agreement related to the Company’s bankruptcy filing.

The Company incurred $2.4 million of legal and financial advisory fees associated with debt refinancing activities during the nine months ended September 30, 2017; $1.3 million relates to fees associated with the extinguishment of the “Previous First Lien Debt Facility” and the Amendment to the term loan facility dated September 25, 2017, while the remaining amount relates to financing fees incurred from initial efforts to replace the existing accounts receivable securitization facility. The Company also incurred $2.2 million in debt restructuring costs during the nine months ended September 30, 2016 related to debt restructuring activities prior to the Company’s Chapter 11 filing.

Contractual Interest Expense During Bankruptcy

Upon the filing of bankruptcy, the Company discontinued recording interest expense on unsecured debt that was classified as a liability subject to compromise. Contractual interest expense during the three and nine months ended September 30, 2016 was $101.5 million and $300.9 million, respectively.

13. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Income tax provision (benefit) at statutory rate	$23,347	$(19,143)	$54,843	$(153,523)
Percentage depletion allowance	(7,708)	(11,041)	(20,439)	(30,799)
State taxes, net of effect of federal taxes	728	(2,195)	1,619	(9,256)
Change in valuation allowance	(19,118)	31,955	(39,336)	191,182
Other, net	1,108	(2,846)	2,829	(2,230)
	$(1,643)	$(3,270)	$(484)	$(4,626)

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2017.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying condensed consolidated balance sheet:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$154,629	$60,896	$93,733	$—
Derivatives	2,268	—	237	2,031
Total assets	$156,897	$60,896	$93,970	$2,031
Liabilities:
Derivatives	$2,296	$2,305	$34	$(43)

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands)
Balance, beginning of period	$698	$4,537
Realized and unrealized gains recognized in earnings, net	644	(4,756)
Purchases	891	3,444
Issuances	(16)	(515)
Settlements	(143)	(636)
Ending balance	$2,074	$2,074

Net unrealized gains of $0.7 million and net unrealized losses of $0.5 million were recognized in the Condensed Consolidated Statement of Operations within Other operating income, net during the three and nine months ended September 30, 2017 related to Level 3 financial instruments held on September 30, 2017.

 Fair Value of Long-Term Debt

At September 30, 2017 and December 31, 2016, the fair value of the Company’s debt, including amounts classified as current, was $332.1 million and $362.9 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings (loss) per share by reconciling the numerators and denominators of the computations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	23,580	21,293	24,416	21,293
Effect of dilutive securities	555	—	459	—

Diluted weighted average shares outstanding	24,135	21,293	24,875	21,293

16. Workers Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,558	$1,051	$4,675	$3,466
Interest cost	1,169	1,098	3,506	3,184
Net amortization	—	2,178	—	4,325
Curtailments	$(4,660)	$—	$(4,660)	$4,156
Total occupational disease	$(1,933)	$4,327	$3,521	$15,131
Traumatic injury claims and assessments	3,077	2,415	8,487	6,628
Total workers’ compensation expense	$1,144	$6,742	$12,008	$21,759

The curtailment reflected in three and nine months ended September 30, 2017 was related to the divestiture during the quarter and therefore was included in the line item, “Gain on sale of Lone Mountain Processing, Inc.,” within the Condensed Consolidated Statement of Operations. For additional information on the sale, please see Note 4, “Divestitures,” to the Condensed Consolidated Financial Statements.

Additionally, due to the curtailment discussed above, the Company revalued the occupational disease liability which increased the liability by approximately $10.0 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 3.86%.

17. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Interest cost	$2,736	$2,803	$8,718	$9,338
Expected return on plan assets	(3,913)	(4,641)	(12,909)	(13,623)
Pension settlement	(229)	—	(716)	454
Amortization of other actuarial losses	—	2,292	—	3,973
Net benefit cost (credit)	$(1,406)	$454	$(4,907)	$142

During the third quarter of 2017 the Company recorded a pension settlement related to its cash balance pension plan as the qualifying distributions from the plan exceeded the annual service and interest costs of the plan. Additionally, due to the pension settlement, the Company revalued the cash balance pension liability which reduced the liability by approximately $4.3 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 3.60%.

The following table details the components of other postretirement benefit costs (credits):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
(In thousands)
Service cost	$170	$128	$511	$393
Interest cost	1,058	951	3,175	3,223
Curtailments	(520)	—	(520)	(970)
Amortization of prior service credits	—	(2,509)	—	(7,854)
Amortization of other actuarial losses (gains)	—	283	—	(849)
Net benefit cost (credit)	$708	$(1,147)	$3,166	$(6,057)

The curtailment reflected in three and nine months ended September 30, 2017 was related to the divestiture during the quarter and therefore was included in the line item, “Gain on sale of Lone Mountain Processing, Inc.,” within the Condensed Consolidated Statement of Operations. For additional information on the sale, please see Note 4, “Divestitures,” to the Condensed Consolidated Financial Statements.

Additionally, due to the curtailment discussed above, the Company revalued the postretirement health benefit liability which increased the liability by approximately $3.8 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 3.59%.

18. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of September 30, 2017 and December 31, 2016, the Company had accrued $0.2 million and $2.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia. For further information on the divestiture, please see Note 4 to the Condensed Consolidated Financial Statements, “Divestitures.”

Operating segment results for the Successor period, the three and nine months ended September 30, 2017, and the Predecessor period, the three and nine months ended September 30, 2016, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and reorganization items, net (Adjusted EBITDAR).” Adjusted EBITDAR does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 6, “Asset Impairment and Mine Closure Costs” to the Condensed Consolidated Financial Statements for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Successor Periods	(in thousands)
Three Months Ended September 30, 2017
Revenues	$275,999	$238,946	$93,859	$4,734	$613,538
Adjusted EBITDAR	48,768	53,346	21,217	(19,061)	104,270
Depreciation, depletion and amortization	9,577	18,479	3,465	393	31,914
Accretion on asset retirement obligation	5,040	511	540	1,489	7,580
Capital expenditures	2,047	4,597	4,013	2,924	13,581

Nine Months Ended September 30, 2017
Revenues	$780,006	$692,178	$287,404	$4,791	$1,764,379
Adjusted EBITDAR	128,562	184,208	75,369	(68,003)	320,136
Depreciation, depletion and amortization	27,661	55,629	9,950	1,296	94,536
Accretion on asset retirement obligation	15,120	1,568	1,621	4,517	22,826
Capital expenditures	2,997	16,032	6,653	4,821	30,503

Predecessor Periods
Three Months Ended September 30, 2016
Revenues	$295,891	$152,986	$96,889	$4,539	$550,305
Adjusted EBITDAR	78,880	9,092	28,704	(27,343)	89,333
Depreciation, depletion and amortization	37,246	18,636	12,513	1,028	69,423
Accretion on asset retirement obligation	5,647	588	663	1,067	7,965
Capital expenditures	113	6,966	1,001	216	8,296

Nine Months Ended September 30, 2016
Revenues	$726,747	$437,069	$213,052	$21,841	$1,398,709
Adjusted EBITDAR	113,185	11,851	31,448	(69,181)	87,303
Depreciation, depletion and amortization	100,151	55,311	32,310	3,809	191,581
Accretion on asset retirement obligation	16,940	1,765	1,988	3,628	24,321
Capital expenditures	612	17,296	3,895	60,631	82,434

A reconciliation of adjusted EBITDAR to consolidated income (loss) before income taxes follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands)
Adjusted EBITDAR	$104,270	$89,333	$320,136	$87,303
Depreciation, depletion and amortization	(31,914)	(69,423)	(94,536)	(191,581)
Accretion on asset retirement obligations	(7,580)	(7,965)	(22,826)	(24,321)
Amortization of sales contracts, net	(13,861)	(104)	(42,903)	728
Asset impairment and mine closure costs	—	(46)	—	(129,267)
Gain on sale of Lone Mountain Processing, Inc.	21,574	—	21,574	—
Interest expense, net	(5,252)	(45,582)	(19,311)	(133,235)
Net loss resulting from early retirement of debt and debt restructuring	(486)	—	(2,547)	(2,213)
Reorganization items, net	(43)	(20,904)	(2,892)	(46,050)
Income (loss) before income taxes	$66,708	$(54,691)	$156,695	$(438,636)

20. Subsequent Events

On October 26, 2017, the board of directors of Arch Coal authorized an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. As of September 30, 2017, we had repurchased 2,918,834 shares at an average share price of $74.59 per share for an aggregate purchase price of approximately $218 million since inception of the stock repurchase program. The Company had 21,934,787 common shares outstanding as of October 24, 2017.

The purchases under the share repurchase program may be made in the open market or through privately negotiated transactions from time to time and in accordance with applicable laws, rules and regulations. Repurchases may also be made pursuant to a Rule 10b5-1 plan, which permits shares to be repurchased in accordance with pre-determined criteria when the Company might otherwise be prohibited from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the Company’s stock price and other market conditions.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the third quarter of 2017 benefited from relative strength in both the thermal and metallurgical markets. Seasonal cooling demand and stable natural gas pricing supported the domestic thermal coal market. The summer cooling season was uneven but effectively normal during the current period. Natural gas pricing remained stable and storage levels trended toward the five year average as export demand for natural gas continued to increase and natural gas production began to increase late in the current period. Powder River Basin coal remained economically competitive for electrical generation in many regions throughout the country during the period, and generator stockpiles of Powder River Basin coal declined to the point of approaching the bottom of the five year range by the end of the period. Additionally, pricing in international thermal markets continued to strengthen, increasing the opportunity for certain of our operations to be able to economically ship coal to these markets in the period.

Metallurgical coal markets remained strong in the third quarter of 2017, as continued economic growth, certain supply constraints, and Chinese supply control positively impacted international coking coal prices. However, during the period pricing differentials between the Atlantic and Pacific seaborne markets expanded with the Atlantic market discount growing. We believe anticipated increases in North American coking coal supply coupled with slow economic growth in Europe, contrasted with some supply constraints in Australia, more robust Chinese economic growth, and supportive Chinese policy has led to the increasing Atlantic market discount.

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

Results of Operations - Successor

Three and Nine Months Ended September 30, 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three and nine months ended September 30, 2017:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(In thousands)
Coal sales	$613,538	$1,764,379
Tons sold	26,307	74,506

On a consolidated basis, coal sales in the third quarter of 2017 by segment were approximately 45% Powder River Basin, 39% Metallurgical, and 15% Other, and coal sales in the first nine months of 2017 by segment were approximately 44% Powder River Basin, 39% Metallurgical, and 16% Other. Tons sold for the third quarter of 2017 by segment were approximately 83% Powder River Basin, 8% Metallurgical, and 9% Other, and tons sold for the first nine months of 2017 by segment were approximately 82% Powder River Basin, 9% Metallurgical, and 9% Other. See discussion in “Operational Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three and nine months ended September 30, 2017:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$495,424	$1,391,872
Depreciation, depletion and amortization	31,914	94,536
Accretion on asset retirement obligations	7,580	22,826
Amortization of sales contracts, net	13,861	42,903
Change in fair value of coal derivatives and coal trading activities, net	1,028	2,745
Selling, general and administrative expenses	21,052	63,721
Gain on sale of Lone Mountain Processing, Inc.	(21,574)	(21,574)
Other operating income, net	(8,236)	(14,095)
Total costs, expenses and other	$541,049	$1,582,934

Cost of sales.  Our cost of sales for the third quarter of 2017, consisted primarily of labor related costs (approximately 28%), repairs and supplies (approximately 34%), operating taxes and royalties (approximately 20%), and transportation costs (approximately 13%), and for the first nine months of 2017, consisted primarily of labor related costs (approximately 27%), repairs and supplies (approximately 36%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 13%). See discussion in “Operational Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the third quarter of 2017 consist of depreciation of plant and equipment (approximately 58%), depletion of reserves (approximately 22%), and amortization of development costs (approximately 20%), and for the for the first nine months of 2017 consist of depreciation of plant and equipment (approximately 61%), depletion of reserves (approximately 19%), and amortization of development costs (approximately 20%). This reflects the application of fresh start accounting. For further information on fresh start accounting, please see Note 1 to the Condensed Consolidated Financial Statements, “Basis of Presentation.”

Accretion on asset retirement obligation. Approximately 66% of the accretion on our asset retirement obligation in both the third quarter and the first nine months of 2017 is attributable to our large surface operations in the Powder River Basin.

Amortization of sales contracts, net.  Our amortization of sales contracts, net is primarily related to the application of fresh start accounting to Powder River Basin supply contracts that had fixed prices that were above market upon our emergence from reorganization. For further information on fresh start accounting, please see Note 1 to the Condensed Consolidated Financial Statements, “Basis of Presentation.”

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $13.5 million in the third quarter and $40.1 million in the first nine months of 2017, and professional services and usage and maintenance agreements of $4.9 million in the third quarter and $15.1 million in the first nine months of 2017.

Gain on sale of Lone Mountain Processing, Inc.  During the current period we sold Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, generating a gain of approximately $21.6 million. For further information on the sale of Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, please see Note 4 to the Condensed Consolidated Financial Statements, “Divestitures.”

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales, excluding the Lone Mountain and Cumberland River transaction discussed above, of $6.5 million in the third quarter and $17.9 million in the first nine months of 2017, and income from equity investments of $3.5 million in the third quarter and $6.9 million in the first nine months of 2017, and a benefit of $0.8 million from mark-to-market charges on heating oil derivatives in the third quarter. These were partially offset by mark to market charges on heating oil derivatives of $3.9 million in the first nine months of 2017, and miscellaneous expenses primarily related to our land company of $2.2 million in the third quarter and $6.5 million in the first nine months of 2017.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three and nine months ended September 30, 2017:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(486)	$(2,547)
Reorganization items, net	(43)	(2,892)
Total nonoperating expense	$(529)	$(5,439)

Nonoperating expenses in the first nine months of 2017 are related to efforts to replace our securitization facility and expenses associated with our Chapter 11 reorganization. See further discussion in Note 5, “Reorganization Items, Net”, and Note 12, “Debt and Financing Arrangements”, to the Condensed Consolidated Financial Statements.

Benefit from income taxes. The following table summarizes our provision from income taxes during the three and nine months ended September 30, 2017:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(In thousands)
Benefit from income taxes	$(1,643)	$(484)

See further discussion in Note 13, “Income Taxes”, to the Condensed Consolidated Financial Statements.

Operational Performance - Successor

Three and Nine Months Ended September 30, 2017

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three and nine months ended September 30, 2017.

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Powder River Basin
Tons sold (in thousands)	21,713	61,131
Coal sales per ton sold	$12.51	$12.54
Cash cost per ton sold	$10.27	$10.45
Cash operating margin per ton sold	$2.24	$2.09
Adjusted EBITDAR (in thousands)	$48,768	$128,562
Metallurgical
Tons sold (in thousands)	2,221	6,385
Coal sales per ton sold	$88.60	$89.98
Cash cost per ton sold	$64.46	$61.11
Cash operating margin per ton sold	$24.14	$28.87
Adjusted EBITDAR (in thousands)	$53,346	$184,208
Other Thermal
Tons sold (in thousands)	2,326	6,943
Coal sales per ton sold	$35.08	$34.67
Cash cost per ton sold	$26.05	$23.98
Cash operating margin per ton sold	$9.03	$10.69
Adjusted EBITDAR (in thousands)	$21,217	$75,369

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three and nine months ended September 30, 2017, benefited from stable natural gas pricing that maintained the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. Natural gas prices remained relatively stable throughout the three and nine months ended September 30, 2017. During this period natural gas exports, both pipeline and liquefied natural gas, continued to increase, while natural gas production levels that were stagnant to slightly declining in the first half of 2017, began to increase late in the current quarter.

Metallurgical —Adjusted EBITDAR for the three and nine months ended September 30, 2017, benefited from continued strength in pricing for metallurgical coal. However, during the current quarter the pricing discount in the Atlantic seaborne market versus the Pacific seaborne market expanded. We believe anticipated increases in North American coking coal supply coupled with slow economic growth in Europe, contrasted with some supply constraints in Australia, more robust Chinese economic growth, and supportive Chinese policy led to the increasing Atlantic market discount. During the months of July and August 2017 our metallurgical operations experienced less than adequate rail service. Additionally, during the three months ended September 30, 2017 we endured adverse geologic conditions at both our Leer and Mountain Laurel longwall operations. These adverse conditions negatively impacted production volume and cash cost per ton sold in the current period.

On March 28th 2017, Cyclone Debbie made landfall and significantly damaged the railroad infrastructure in Queensland, Australia. As the extent of the damage became evident, published pricing for prompt delivery of coking coal rapidly rose to historic levels. However, pricing quickly returned to pre-cyclone levels, and customers largely avoided contracting business at the briefly elevated pricing seen in the immediate aftermath of Cyclone Debbie. Throughout the three and nine months ended September 30, 2017, pricing has remained at levels that provide significant margins to our low cost metallurgical operations. Our metallurgical segment sold 1.8 million tons of coking coal, 0.2 million tons of PCI Coal, and 0.3 million tons of associated thermal coal in the third quarter of 2017 and 4.8 million tons of coking coal, 0.5 million tons of PCI Coal, and 1.0 million tons of associated thermal coal in the first nine months of 2017. Longwall operations accounted for approximately 60% of our shipment volume in the third quarter and 57% of our shipment volume in the first nine months of 2017.

Other Thermal— Adjusted EBITDAR for the three and nine months ended September 30, 2017, benefited from the favorable natural gas pricing discussed in the Powder River Basin segment above, and international thermal prices that supported certain export sales. These benefits were primarily recognized at our low cost West Elk longwall operation where domestic and export opportunities were economic.

Results of Operations - Predecessor

Three and Nine Months Ended September 30, 2016

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three and nine months ended September 30, 2016:

	Predecessor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands)
Coal sales	$550,305	$1,398,709
Tons sold	27,525	67,128

On a consolidated basis, coal sales in the third quarter of 2016 by segment were approximately 54% Powder River Basin, 28% Metallurgical, and 18% Other, and coal sales in the first nine months of 2016 by segment were approximately 52% Powder River Basin, 31% Metallurgical, and 15% Other. Tons sold for the third quarter of 2016 by segment were approximately 83% Powder River Basin, 8% Metallurgical, and 9% Other, and tons sold for the first nine months of 2016 by segment were approximately 82% Powder River Basin, 10% Metallurgical, and 8% Other. See discussion in “Operational Performance” for further information about regional results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three and nine months ended September 30, 2016:

	Predecessor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$442,462	$1,264,464
Depreciation, depletion and amortization	69,423	191,581
Accretion on asset retirement obligations	7,965	24,321
Amortization of sales contracts, net	104	(728)
Change in fair value of coal derivatives and coal trading activities, net	488	2,856
Asset impairment and mine closure costs	46	129,267
Selling, general and administrative expenses	20,498	59,343
Other operating income, net	(2,476)	(15,257)
Total costs, expenses and other	$538,510	$1,655,847

Cost of sales.  Our cost of sales for the third quarter of 2016, consisted primarily of labor related costs (approximately 26%), repairs and supplies (approximately 33%), operating taxes and royalties (approximately 24%), and transportation costs (approximately 11%), and for the first nine months of 2016, consisted primarily of labor related costs (approximately 28%), repairs and supplies (approximately 34%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 13%). See discussion in “Operational Performance” for further information about regional results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the third quarter of 2016 consist of depreciation of plant and equipment (approximately 50%), depletion of reserves (approximately 36%), and amortization of development costs (approximately 14%), and for the for the first nine months of 2016 consist of depreciation of plant and equipment (approximately 54%), depletion of reserves (approximately 35%), and amortization of development costs (approximately 11%).

Accretion on asset retirement obligation. In the third quarter and first nine months of 2016 respectively, approximately 71% and 70% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Asset impairment and mine closure costs.  During the second quarter of 2016 we sold our 38% equity interest in Millennium Bulk Terminal in a non-cash transaction. As a result of this sale we determined our remaining investment in Millennium Bulk Terminal was impaired. Earlier in the first nine months of 2016 we received notification of intent to idle operations by a third party to whom we leased certain Appalachian reserves. As a result of the idling and weakness in the thermal coal market we determined the value of these reserves was impaired. See further discussion in Note 6 to the Condensed Consolidated Financial Statements, “Asset Impairment and Mine Closure”.

Selling, general and administrative expenses.  Total selling, general and administrative expenses consisted primarily of compensation costs of $13.8 million in the third quarter and $38.5 million in the first nine months of 2016, and professional services and usage and maintenance agreements of $3.8 million in the third quarter and $12.0 million in the first nine months of 2016.

Other operating income, net. Other operating income, net consists primarily of miscellaneous revenues including outlease royalty income and net gains on asset sales of $3.8 million in the third quarter and $18.1 million in the first nine months of 2016, income from equity investments of $2.3 million in the third quarter and $5.3 million in the first nine months of 2016, and benefit from mark to market charges on heating oil derivatives of $0.8 million in the first nine months of 2016. These were partially offset by mark-to-market charges on heating oil derivatives of $0.8 million in the third quarter, miscellaneous expenses primarily related to our land company of $2.4 million in the third quarter and $6.4 million in the first nine months of 2016, and by liquidated damages on logistics contracts of $1.6 million in the first nine months of 2016.

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three and nine months ended September 30, 2016:

	Predecessor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$—	$(2,213)
Reorganization items, net	(20,904)	(46,050)
Total nonoperating expense	$(20,904)	$(48,263)

Nonoperating expenses in the third quarter and first nine months of 2016 are related to our proposed debt restructuring activities and costs associated with our Chapter 11 reorganization. See further discussion in Note 5 to the Condensed Consolidated Financial Statements, “Reorganization Items, Net”.

Benefit from income taxes. The following table summarizes our provision from income taxes during the three and nine months ended September 30, 2016:

	Predecessor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands)
Benefit from income taxes	$(3,270)	$(4,626)

See further discussion in Note 13, “Income Taxes”, to the condensed consolidated financial statements.

Operational Performance - Predecessor

Three and Nine Months Ended September 30, 2016

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three and nine months ended September 30, 2016.

	Predecessor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Powder River Basin
Tons sold (in thousands)	22,767	54,911
Coal sales per ton sold	$12.79	$13.01
Cash cost per ton sold	$9.34	$10.95
Cash operating margin per ton sold	$3.45	$2.06
Adjusted EBITDAR (in thousands)	$78,880	$113,185
Metallurgical
Tons sold (in thousands)	2,220	6,692
Coal sales per ton sold	$55.37	$53.15
Cash cost per ton sold	$51.29	$51.40
Cash operating margin per ton sold	$4.08	$1.75
Adjusted EBITDAR (in thousands)	$9,092	$11,851
Other Thermal
Tons sold (in thousands)	2,468	5,181
Coal sales per ton sold	$34.52	$36.16
Cash cost per ton sold	$23.10	$30.28
Cash operating margin per ton sold	$11.42	$5.88
Adjusted EBITDAR (in thousands)	$28,704	$31,448

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the three months ended September 30, 2016 benefited from a favorably warm summer cooling season and increasing natural gas pricing that made Powder River Basin coal competitive with the competing fuel for electric generation for most of our customers. The increasing volume of tons sold in the three months ended September 30, 2016 significantly reduced cost of sales per ton sold. This contrasted with the first half of 2016, which was negatively impacted by historically low natural gas pricing that made Powder River Basin coal economically uncompetitive for electric generation versus the competing fuel for many of our customers. During the first half of 2016 unfavorably warm 2015-2016 winter season temperatures and increased natural gas production levels from shale resources kept the price of the competing fuel at unsustainably low levels.

Metallurgical —Adjusted EBITDAR for the three and nine months ended September 30, 2016, was negatively impacted by multi-year lows in pricing for metallurgical coal. Persistent oversupply from significant investments early in the decade, particularly in Australia, long term anemic economic growth in OECD nations, and slowing economic growth in China led to a multi-year cyclical downturn in metallurgical coal pricing. Our metallurgical segment sold 1.6 million tons of coking coal, 0.1 million tons of PCI Coal, and 0.4 million tons of associated thermal coal in the third quarter of 2016 and 4.8 million tons of coking coal, 0.4 million tons of PCI Coal, and 1.6 million tons of associated thermal coal in the first nine months of 2016. Longwall operations accounted for approximately 66% of our shipment volume in the third quarter and 65% of our shipment volume in the first nine months of 2016.

Other Thermal— Adjusted EBITDAR for the three months ended September 30, 2016 benefited from increasing natural gas pricing discussed in the Powder River Basin segment above, and increasing international thermal coal prices began to reach levels that supported thermal export sales from our West Elk operation late in this quarter. This contrasted with the first half of 2016, which was negatively impacted by the low natural gas pricing discussed in the Powder River Basin segment above. Furthermore, international thermal prices did not support thermal export sales at any of our operations during the first half of 2016.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

(In thousands)
Reported segment coal sales revenues	$550,086	$499,339	$1,582,051	$1,257,219
Coal risk management derivative settlements classified in “other (income) expense, net”	19	117	19	448
Coal sales revenues from idled or otherwise disposed operations not included in segments	3,719	4,513	3,769	19,368
Transportation costs	59,714	46,336	178,540	121,674
Revenues in the condensed consolidated statements of operations	$613,538	$550,305	$1,764,379	$1,398,709

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016

(In thousands)
Reported segment cash cost of tons sold	$426,822	$383,511	$1,195,770	$1,102,386
Diesel fuel risk management derivative settlements classified in “other (income) expense, net”	(921)	(1,154)	(2,416)	(3,696)
Transportation costs	59,714	46,336	178,540	121,674
Cash cost of coal sold from idled or otherwise disposed operations not included in segments	7,979	13,018	16,660	42,513
Other (operating overhead, certain actuarials, etc.)	1,830	751	3,318	1,587
Cost of sales in the condensed consolidated statements of operations	$495,424	$442,462	$1,391,872	$1,264,464

Reconciliation of Segment Adjusted EBITDAR to Net Income

The discussion in “Results of Operations” above includes references to our Adjusted EBITDAR for each of our reportable segments. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDAR to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDAR.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands)
Reported Segment Adjusted EBITDAR	$123,331	$116,676	$388,139	$156,484
EBITDA from idled or otherwise disposed operations	(3,824)	(7,674)	(10,758)	(14,514)
Selling, general, and administrative expenses	(21,052)	(20,498)	(63,721)	(59,343)
Other	5,815	829	6,476	4,676
Adjusted EBITDAR	104,270	89,333	320,136	87,303
Benefit from income taxes	1,643	3,270	484	4,626
Interest expense, net	(5,252)	(45,582)	(19,311)	(133,235)
Depreciation, depletion and amortization	(31,914)	(69,423)	(94,536)	(191,581)
Accretion on asset retirement obligations	(7,580)	(7,965)	(22,826)	(24,321)
Amortization of sales contracts, net	(13,861)	(104)	(42,903)	728
Asset impairment and mine closure costs	—	(46)	—	(129,267)
Gain on sale of Lone Mountain Processing, Inc.	21,574	—	21,574	—
Net loss resulting from early retirement of debt and debt restructuring	(486)	—	(2,547)	(2,213)
Reorganization items, net	(43)	(20,904)	(2,892)	(46,050)
Net income (loss)	$68,351	$(51,421)	$157,179	$(434,010)

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock, and a quarterly common stock cash dividend of $0.35 per share. During the third quarter of 2017, we repurchased 2,208,133 shares of our stock for approximately $167 million including 750,000 shares purchased directly from Monarch Alternative Capital LP for approximately $56 million. Total shares repurchased during first nine months of 2017 were 2,918,834 for approximately $216 million. Also during the third quarter of 2017, we paid a quarterly cash dividend of $0.35 per share, totaling approximately $8.2 million.

On October 26, 2017 our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

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

On March 7, 2017, we entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “New Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (in such capacities, the “Agent”), and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The New Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. Proceeds from The New Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016.

Borrowings under the New Term Loan Debt Facility bear interest at a per annum rate equal to, at our option, either (i) a London interbank offered rate plus an applicable margin of 4%, subject to a 1% LIBOR floor (the “LIBOR Rate”), or (ii) a base rate plus an applicable margin of 3%. Interest payments will be payable in cash. The term loans provided under the New Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Previous First Lien Debt Facility and the New Term Loan Debt Facility see Note 12 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On September 25, 2017, the Company entered into the First Amendment (the “Amendment”) to its Credit Agreement, dated as of March 7, 2017, among Arch Coal as borrower, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. The Amendment reduces the interest rate on the $300 million term loan facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%. For further information regarding the first amendment to the term loan facility see Note 12 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on our Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% which is the spread on the LIBOR term loan as amended. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings. For further information regarding the interest rate swaps see Note 12 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “New Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the New Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of our Eligible Cash (defined in the New Inventory Facility), subject to reduction for reserves imposed by Regions.

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

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at our option, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees. For further information regarding the New Inventory Facility see Note 12 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 12 to the Condensed Consolidated Financial Statements “Debt and Financing Arrangements”.

On September 30, 2017 we had total liquidity of approximately $471 million including unrestricted cash and equivalents, short term investments in debt securities, availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016:

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
(In thousands)
Cash provided by (used in):
Operating activities	$302,145	$(31,234)
Investing activities	(29,603)	15,135
Financing activities	(279,577)	(34,477)

Cash Flow - Successor

Cash provided by operating activities in the nine months ended September 30, 2017 resulted from favorable market conditions for most of our products and solid operating cost performance across all of our segments discussed in the Operational Performance section. In addition, low cash interest expense contributed to the cash provided by operating activities.

Cash used in investing activities in the nine months ended September 30, 2017 resulted from the net purchase of short term investments, and capital expenditures of approximately $30 million, partially offset by an approximately $71 million reduction in restricted cash.

Cash used in financing activities in the nine months ended September 30, 2017 resulted primarily from our purchase of approximately $216 million of treasury stock, payment of our $0.35 per share quarterly cash dividend, and the repayment of the Previous First Lien Debt Facility with proceeds from the New Term Loan Debt Facility. Additionally, financing costs associated with the New Term Loan Debt Facility added to cash used in financing activities.

Cash Flow - Predecessor

Cash used in operating activities in the nine months ended September 30, 2016 resulted from difficult market conditions, particularly in the first half of 2016, for all of our products as discussed in the Operational Performance section. In addition, significant cash interest expense and cash restructuring costs contributed to cash used in operating activities.

Cash provided by investing activities in the nine months ended September 30, 2016 resulted from the net sale of short term investments and an approximately $15 million reduction in restricted cash, partially offset by capital expenditures of approximately $82 million including approximately $60 million for the final Lease by Application (LBA) bonus bid payment for a Powder River Basin reserve tract.

Cash used in financing activities in the nine months ended September 30, 2016 resulted from financing costs associated with the previous DIP facility and securitization facility, insurance premium financing payments, and expenses related to pre-filing debt restructuring costs.

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

Our sales commitments for 2017 and 2018 were as follows as of October 31, 2017 :

	2017		2018
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, Priced Coking	6.0	$100.20	0.5	$105.00
Committed, Unpriced Coking	0.6		2.4

Committed, Priced Thermal	0.9	$24.86	0.4	$30.45
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	81.1	$12.47	47.5	$12.05
Committed, Unpriced	0.9		2.8

Other Thermal
Committed, Priced	9.3	$34.74	5.0	$35.26
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at September 30, 2017. The estimated future realization of the value of the trading portfolio is $0.5 million of losses during the remainder of 2017 and 1.5 million of losses during the remainder of 2018.

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

During the nine months ended September 30, 2017, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at September 30, 2017 was $0.5 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2017, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.0 million to $0.8 million. The linear mean of each daily VaR was $0.2 million. The final VaR at September 30, 2017 was $0.8 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 42 million gallons of diesel fuel for use in its operations during 2017 and 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2017, the Company had protected the price of approximately 83% of its expected diesel fuel purchases for the remainder of 2017 at an average strike price of $1.86 per gallon. Additionally, the Company has protected approximately 40% of its expected 2018 purchases with call options with an average strike price of $1.81 per gallon. At September 30, 2017, the Company had outstanding heating oil call options for approximately 25 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2017, the board of directors of Arch Coal authorized a new share repurchase program for up to $300 million of its common stock. On October 26, 2017, the board of directors approved an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

The table below represents all share repurchases for the three months ended September 30, 2017:

Date	Total Number Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)(3)
July 1 through July 31, 2017	39,800	$75.33	39,800	$445,959
August 1 through August 31, 2017	940,833	$76.15	940,833	$374,318
September 1 through September 30, 2017	1,227,500	$74.99	1,227,500	$282,272

Total	2,208,133	$75.49	2,208,133

(1) The share repurchases for the quarter include 750,000 shares purchased directly from Monarch Alternative Capital LP for approximately $56 million on September 14, 2017.

(2) The stock repurchase program was announced on May 2, 2017, and the supplemental increase was announced on October 31, 2017.

(3) Amounts include the impact of the incremental $200 million authorization on October 26, 2017.

As of September 30, 2017, we had repurchased 2,918,834 shares at an average share price of $ 74.59 per share for an aggregate purchase price of approximately $218 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $282 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

10.2
First Amendment to Credit Agreement, dated as of September 25, 2017, among Arch Coal, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 25, 2017).

10.3
Credit Agreement, dated as of April 27, 2017, among Arch Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.4
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

10.5
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

10.6
Second Amended and Restated Purchase and Sale Agreement among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.7	First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators.
10.8
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

10.11
Warrant Agreement, dated as of October 5, 2016, between Arch Coal, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.12
Indemnification Agreement between Arch Coal and the directors and officers of Arch Coal and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

44

10.13
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.14
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.15
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

10.23	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.24	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.25	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.26	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.27	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.28	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.29	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.30	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.31	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.32
Stock Repurchase Agreement dated September 13, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 19, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.

45

101
Interactive Data File (Form 10-Q for the three and six months ended September 30, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

46

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

October 31, 2017

47