Form 10-K
period 2017-12-31
ARCH COAL INC
filed 2018-02-23
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2017 was approximately $1.7 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At February 16, 2018 there were 20,986,812 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2018 annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K.

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

•
our ability to comply with the restrictions imposed by our Term Loan Agreement, our Securitization Facility, Inventory-Based Revolving Credit Facility, other financing arrangements or any subsequent financing or credit facilities;

•	the availability and cost of surety bonds;

•	our ability to manage the market and other risks associated with certain trading and other asset optimization strategies;

4

•
the effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate, the competitiveness of our exports, or our ability to export;

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

PART I

ITEM 1. BUSINESS

Introduction
We are one of the world’s largest coal producers. For the year ended December 31, 2017, we sold approximately 98 million tons of coal, including approximately 1.5 million tons of coal we purchased from third parties. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2017, we operated 9 active mines located in each of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide. We incorporate by reference the information about the geographical breakdown of our coal sales for the respective periods covered within this Form 10-K contained in Note 24 to the Consolidated Financial Statements.
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

On October 5, 2016, Arch Coal emerged from Chapter 11 and the Plan became effective on such date (the “Effective Date”).

On the Plan Effective Date, we applied fresh start accounting which required us to allocate our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all impacts of the transactions contemplated by the Plan. Under the provisions of fresh start accounting, a new entity has been created for financial reporting purposes. We selected an accounting convenience date of October 1, 2016 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date does not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after October 2, 2016; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through October 1, 2016 which includes the impact of the Plan provisions and the application of fresh start accounting. As such, our financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start accounting and prior to the accounting for the effects of the Plan.

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
Sulfur Content. Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal. The sulfur content of coal can vary from seam to seam and within a single seam. The chemical composition and concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion. Coal‑fueled power plants can comply with sulfur dioxide emission regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur dioxide emission reduction technology.
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
Total world coal production exceeds 7.0 billion metric tons in 2017 according to the International Energy Agency (IEA). China is the largest producer of coal in the world, producing over 3.5 billion metric tons in 2017 according to the Chinese Bureau of Statistics. The United States and India follow China with total coal production of over 650 million metric tons each in 2017 based on preliminary data.

The primary nations that are supplying coal to the global power and steel markets are Australia and Indonesia, as well as Russia, the United States, Canada, Colombia and South Africa.

We produce coal used for electric power generation (thermal) and coal used in the production of steel (metallurgical). All of our thermal coal production occurs in the United States at mines located in Wyoming, Colorado, Illinois, and West Virginia. Subsequent to the sale of our Lone Mountain operation in the third quarter of 2017, our metallurgical coal is produced at operations in West Virginia. Heat value and sulfur content are the most important variables in the economic marketing and transportation of thermal coal. Carbon content, the composition of the non-carbon volatiles and other chemical constituents are critical characteristics for metallurgical coal.

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

We seek to establish long-term relationships with customers through exemplary customer service while operating safe and environmentally responsible mines. We shipped to 35 states and 23 countries. During the year, we supplied coal to 93 domestic and 33 foreign customers. In 2017, approximately 93% of our coal sales volume was sold as a thermal product with the remaining 7% as metallurgical.

Coal was used to produce approximately 30% of the electric power generated in the U.S. in 2017 based on preliminary data from the Energy Information Administration (EIA.) The coal we produced fueled approximately 4% of the electricity produced in the U.S. in 2017. We also exported 8% of our production to customers outside the U.S. in 2017.

We rank among the largest metallurgical coal producers in the U.S. Based on internal estimates, we produced close to 10% of total U.S. metallurgical coal in 2017. Our metallurgical coal was sold to 6 domestic customers and shipped to 18 international destinations in 2017.

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

Coal demand and coal prices are tied to coal consumption patterns which are influenced by many uncontrollable factors. For power generation, the price of coal is affected by the relative supply and demand of competitive coal, transportation, availability and price of other non-coal forms of power production (particularly, natural gas), regulatory limits on using coal, taxes, the weather and economic conditions. For metallurgical coal, the price of coal is affected by the supply, demand and price of competitive coal, transportation, the price of steel, demand for steel, as well as regulations, taxes, and economic conditions.

We have an experienced and knowledgeable sales and marketing group. This group is dedicated to meeting customer needs, coordinating transportation, providing accounting services and managing risk.

U.S. Coal Production. The United States is among the top three largest coal producers in the world, exceeded only by China and roughly equivalent to India based on preliminary data. According to the EIA, there are over 250 billion short tons of recoverable coal in the United States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for over 300 years.

Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Interior. According to the EIA and Mine Safety and Health Administration (MSHA), U.S. coal production increased by an estimated 45 million tons in 2017, to 773 million tons.

The EIA subdivides United States coal production into three major areas: Western, Appalachia and Interior.

The Western area includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from an estimated 404 million short tons in 2016 to 432 million short tons in 2017. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,300 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal has a lower heat content, however it is produced from thick seams using surface recovery methods thus, has a lower cost of production. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu. Western bituminous coal has certain quality characteristics, especially its high heat content and low sulfur, that make this a desirable coal for domestic and international power producers.

The Appalachia region is divided into north, central and southern regions. According to the EIA, coal produced in the Appalachian region increased from 180 million short tons in 2016 to 196 million short tons in 2017. Appalachian coal is located near the prolific eastern shale-gas producing regions. Central Appalachian thermal coal is disadvantaged for power generation because of the depletion of economically attractive reserves, permitting issues and increasing costs of production. However, virtually all U.S. metallurgical coal is produced in Appalachia and the relative scarcity and high-quality of this coal allows for a pricing premium over thermal coal. Appalachia, while still a major producer of thermal coal, is undergoing a shift towards heavier reliance on metallurgical coal production for both domestic and international use. This is especially the case in Central Appalachia.

Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a sulfur content ranging from 0.8% to 4.0%. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and Southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and low sulfur content ranging from 0.2% to 2.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%.

The Interior region includes the Illinois Basin, Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior region increased from 144 million short tons in 2016 to approximately 145 million short tons in 2017. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

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

The following diagram illustrates our typical underground mining operation using room‑and‑pillar mining techniques:

Coal Preparation and Blending. We crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay occupying a wide range of particle sizes. All of our mining operations in the Appalachia region use a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end‑users. In addition, depending on coal quality and customer requirements, we may blend coal mined from different locations, including coal produced by third parties, in order to achieve a more suitable product.
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
For more information about the locations of our preparation plants, you should see the section entitled “Our Mining Operations”.

Our Mining Operations
General. At December 31, 2017, we operated 9 active mines in the United States. The Company’s reportable business segments are based on two distinct lines of business, metallurgical coal and thermal coal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on our marketing and operations management. Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDAR to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The Company’s reportable segments are the Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and the Coal Mac thermal operation in West Virginia. For additional information about the operating results of each of our segments for the year ended December 31, 2017, the periods October 2 through December 31, 2016, January 1 through October 1, 2016 and the year ended December 31, 2015, see Note 27 of the Consolidated Financial Statements.
In general, we have developed our mining complexes and preparation plants at strategic locations in close proximity to rail or barge shipping facilities. Coal is transported from our mining complexes to customers by means of railroads, trucks, barge lines, and ocean‑going vessels from terminal facilities. We currently own or lease under long‑term arrangements all of the equipment utilized in our mining operations. We employ sophisticated preventative maintenance and rebuild programs and upgrade our equipment to ensure that it is productive, well‑maintained and cost‑competitive.

The following table provides a summary of information regarding our active mining complexes as of December 31, 2017, including the total sales associated with these complexes for the year ended December 31, 2017, the periods October 2 through December 31, 2016, January 1 through October 1, 2016 and the year ended December 31, 2015 and the total reserves associated with these complexes at December 31, 2017. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex.

				Tons Sold(1)
				Predecessor			Successor
Mining Complex	Captive Mines	Mining Equipment	Railroad	2015	Jan1-Oct1, 2016	Oct2-Dec31, 2016	2017	Total Cost of Property, Plant and Equipment at December 31, 2017	Total Assigned Recoverable Reserves
				(Million tons)				($ millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	99.5	49.0	18.9	70.5	$266.7	896.4
Coal Creek	S	D, S	UP/BN	7.8	5.5	2.7	9.0	43.5	128.4
Metallurgical:
Mountain Laurel	U	LW, CM	CSX	2.0	1.2	0.4	1.5	25.2	21.1
Beckley	U	CM	CSX	0.9	0.7	0.3	1.0	38.7	25.4
Sentinel	U	CM	CSX	0.9	0.8	0.3	1.5	37.5	4.7
Leer	U	LW, CM	CSX	2.9	3.1	1.0	3.2	217.0	30.8
Other Thermal:
West Elk	U	LW, CM	UP	5.1	2.4	1.6	4.9	38.6	53.1
Viper	U	CM	—	2.1	1.3	0.3	1.7	25.0	34.6
Coal‑Mac	S	L, E	NS/CSX	2.4	1.5	0.5	2.4	30.8	22.7
Totals				123.6	65.5	26.0	95.7	$723.0	1,217.2

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern‑Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner
HW = Highwall miner

(1)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

Powder River Basin
Black Thunder. Black Thunder is a surface mining complex located on approximately 35,800 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams.
We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 896.4 million tons of proven and probable reserves at December 31, 2017. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190 million tons per year. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
The Black Thunder mining complex currently consists of four active pit areas and three loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000‑ton train in less than two hours.
Coal Creek. Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts thermal coal from the Wyodak‑R1 and Wyodak‑R3 seams.
We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 128.4 million tons of proven and probable reserves at December 31, 2017. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50 million tons per year.
The Coal Creek complex currently consists of one active pit area and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000‑ton train in less than three hours.
Metallurgical
Mountain Laurel. Mountain Laurel is an underground mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract High-vol B metallurgical coal from the Cedar Grove and Alma seams. The Mountain Laurel mining complex has approximately 21.1 million tons of proven and probable reserves at December 31, 2017.
We process all of the coal through a 1,400‑ton‑per‑hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000‑ton train in less than four hours.
Beckley. The Beckley mining complex is located on approximately 19,700 acres in Raleigh County, West Virginia. Beckley is extracting high quality, low‑volatile metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 25.4 million tons of proven and probable reserves at December 31, 2017.
Coal is belted from the mine to a 600‑ton‑per‑hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000‑ton train in less than four hours.
Sentinel. The Sentinel mining complex consists of one underground mine, a preparation plant and a loadout facility located on approximately 25,700 acres in Barbour County, West Virginia. Mining operations currently extract High-vol A metallurgical coal from the Clarion coal seam. Coal from the Sentinel mining complex is processed through the preparation plant and shipped by CSX rail to customers. The Sentinel mining complex had approximately 4.7 million tons of proven and probable reserves at December 31, 2017.
Leer. The Leer Complex, located in Taylor County, West Virginia, includes approximately 30.8 million tons of coal reserves as of December 31, 2017 and has primarily High-vol A metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 82,300 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.
All the production is processed through a 1,400 ton‑per‑hour preparation plant and loaded on the CSX railroad. A 15,000‑ton train can be loaded in less than four hours.

Other Thermal
West Elk. West Elk is an underground mining complex located on approximately 19,500 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam.
We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 53.1 million tons of proven and probable reserves at December 31, 2017.
The West Elk complex currently consists of a longwall, continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. The loadout facility can load an 11,000‑ton train in less than three hours.
Viper. The Viper mining complex consists of one underground coal mine and a preparation plant located on approximately 39,700 acres in central Illinois near the city of Springfield. Mining operations extract thermal coal from the Illinois No. 5 seam, also referred to as the Springfield seam. All coal is processed through an 800 ton‑per‑hour preparation plant and shipped to customers by on‑highway trucks.
We control a significant portion of the coal reserves through private leases. As of December 31, 2017, we had approximately 34.6 million tons of proven and probable reserves.
Coal‑Mac. The surface mining complex is located on approximately 46,000 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal‑Mac mining complex extract thermal coal primarily from the Coalburg and Stockton seams.
We control a significant portion of the coal reserves through private leases. The Coal‑Mac mining complex had approximately 22.7 million tons of proven and probable reserves at December 31, 2017.
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
Our sales, marketing and trading functions are principally based in St. Louis, Missouri and consist of sales and trading, transportation and distribution, quality control and contract administration personnel as well as revenue management. We also have sales representatives in our Singapore and London offices. In addition to selling coal produced from our mining complexes, from time to time we purchase and sell coal mined by others, some of which we blend with coal produced from our mines. We focus on meeting the needs and specifications of our customers rather than just selling our coal production.
Customers. The Company markets its thermal and metallurgical coal to steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2017, we derived approximately 17% of our total coal revenues from sales to our three largest customers, United States Steel Corporation, ArcelorMittal and Southern Company and approximately 41% of our total coal revenues from sales to our 10 largest customers.

In 2017, we sold coal to domestic customers located in 35 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.
In addition, in 2017 we also exported coal to Europe, Asia, North America (outside the United States), Central and South America and Africa. Exports to foreign countries were $0.8 billion, $0.5 billion and $0.4 billion for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, trade receivables related to metallurgical‑quality coal sales totaled $99.4 million and $88.0 million, respectively, or 58% and 48% of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.
The Company’s foreign revenues by coal shipment destination for the year ended December 31, 2017, were as follows:

(In thousands)
Europe	$388,926
Asia	264,503
North America	88,145
Central and South America	30,982
Africa	14,901
Brokered Sales	6,137
Total	$793,594
Long-Term Coal Supply Arrangements
As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2017, we sold approximately 66% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms exceeding five years. At December 31, 2017, the average volume‑weighted remaining term of our long-term contracts was approximately 2.3 years, with remaining terms ranging from one to four years. At December 31, 2017, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 108 million tons.
We typically sell coal to North American customers under long‑term arrangements through a “request‑for‑proposal” process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re‑opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long‑term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations. We typically sell our metallurgical coal to non-North American customers based on various indices or agreements to mutually negotiate the price. These agreements generally are for one year and can reset pricing with each shipment. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.
Certain of our contracts contain index provisions that change the price based on changes in market based indices or changes in economic indices or both. Certain of our contracts contain price re‑opener provisions that may allow a party to commence a renegotiation of the contract price at a pre‑determined time. Price re‑opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within a specified range of prices. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to suspend the agreement for the pricing period not agreed to. In addition, certain of our contracts contain clauses that may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations that impact their operations.

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
We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see Item 7A, entitled “Quantitative and Qualitative Disclosures About Market Risk” for more information about the market risks associated with these strategies at December 31, 2017.
Transportation. We ship our coal to domestic customers by means of railcars, barges, or trucks, or a combination of these means of transportation. We generally sell coal used for domestic consumption free on board (f.o.b.) at the mine or nearest loading facility. Our domestic customers normally bear the costs of transporting coal by rail, barge or truck.
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
Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern‑Santa Fe railroad and the Union Pacific railroad; and our Coal Mac mine is served by both the CSX and Norfolk Souther railroads.. We generally transport coal produced at our Appalachian mining complexes via the CSX railroad or the Norfolk Southern railroad. Besides rail deliveries, some customers in the eastern United States rely on a river barge system.

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
We own a 35% interest in Dominion Terminal Associates, a partnership that operates a ground storage‑to‑vessel coal transloading facility in Newport News, Virginia. The facility has a rated throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The facility primarily serves international customers, as well as domestic coal users located along the Atlantic coast of the United States. From time-to-time, we may lease a portion of our port capacity to third parties.
Competition
The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Blackhawk Mining LLC, Blackjewel LLC, Contura Energy, Coronado Coal LLC, Corsa Coal Corp., Cloud Peak Energy, Peabody Energy Corp. and Ramaco Resources. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.
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
In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. In 2017, we recorded $24.6 million of expense related to these reclamation fees.
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
The costs of these bonds have widely fluctuated in recent years while the market terms of surety bonds have generally hardened for mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2017, we posted an aggregate of approximately $531.7 million in surety bonds for reclamation purposes and secured $10.0 million in letters of credit and cash for reclamation bonding obligations. In addition, we had approximately $161.6 million of surety bonds, cash and letters of credit outstanding at December 31, 2017 to secure workers’ compensation, coal lease and other obligations.
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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2017, we recorded $48.7 million of expense related to this excise tax.
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

•
Ozone. On October 26, 2015, the EPA published a final rule revising the existing primary and secondary NAAQS for ozone, reducing them to 70ppb on an 8-hour average. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification an state implementation plans (SIPS). Significant additional emission control expenditures will likely be required at certain coal‑fueled power plants to meet the new stricter NAAQS. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal‑fueled power plants and industrial boilers will continue to become more demanding in the years ahead. A suit challenging the EPA’s 2015 Ozone NAAQS, Murray Energy Corp. v. EPA, is currently pending in the United States Court of Appeals for the District of Columbia, which we refer to as the D.C. Circuit. However, on April 11, 2017, the D.C. Circuit granted the EPA’s motion, which cites President Trump’s March 28, 2017 Energy Independence Executive Order, to indefinitely delay any decision on the challenges. The EPA did not meet the October 1, 2017 deadline for designating non-attainment areas but, on November 6, 2017, issued final designations for areas in the United States representing approximately 85% of the U.S. counties that would take effect sixty days after the notice is published in the Federal Register. For the remaining areas of the United States, the EPA has not yet prepared final designations but plans to do so in a separate future action.

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

•
Interstate Transport. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR called for power plants in 28 Eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide, which could lead to non-attainment of PM2.5 and ozone NAAQS in downwind states (interstate transport), pursuant to a cap and trade program similar to the system now in effect for acid deposition control. In July 2008, in State of North Carolina v. EPA and consolidated cases, the D.C. Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the D.C. Circuit revised its remedy and remanded the rule to the EPA. The EPA proposed a revised transport rule on August 2, 2010 (75 Fed. Reg. 45209) to address attainment of the 1997 ozone NAAQS and the 2006 PM2.5 NAAQS. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on August 21, 2012, the D.C. Circuit vacated the rule, leaving the EPA to continue implementation of the CAIR. Controls required under the CAIR, especially in conjunction with other rules may have affected the market for coal inasmuch as multiple existing coal fired units were being retired rather than having required controls installed.

The U.S. Supreme Court agreed to hear the EPA’s appeal of the decision vacating CSAPR and on April 29, 2014, issued an opinion reversing the August 21, 2012 D.C. Circuit decision, remanding the case back to the D.C. Circuit. The EPA then requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. On October 23, 2014, the D.C. Circuit granted the EPA’s request, and that court later dismissed all pending challenges to the rule on July 28, 2015 but it remanded some state budgets to EPA for further consideration. CSAPR Phase 1 implementation began in 2015, with Phase 2 beginning in 2017. CSAPR generally requires greater reductions than under CAIR. As a result, some coal‑fired power plants will be required to install costly pollution controls or shut down which may adversely affect the demand for coal. Finally, in October 2016, the EPA issued an update to the CSAPR to address interstate transport of air pollution under the more recent 2008 ozone NAAQS and the state budgets remanded by the D.C. Circuit. Consolidated judicial challenges to the rule are now pending, but on August 10, 2017, the D.C. Circuit suspended briefing in the litigation after industry petitioners challenging the rule requested to delay proceedings so EPA can determine whether to reconsider the revised CSAPR. If the rule is upheld, it is likely the CSAPR update will increase the pressure to install controls or shut down units, which may further adversely affect the demand for coal.

•
Mercury. In February 2008, the D.C. Circuit vacated the EPA’s Clean Air Mercury Rule (CAMR), which was promulgated to reduce mercury emissions from coal-fired power plants and remanded it to the EPA for reconsideration. In response, the EPA announced an Electric Generating Unit (EGU) Mercury and Air Toxics Standard (MATS) on December 16, 2011. The MATS was finalized April 16, 2012, and required compliance for most plants by 2015. In addition, before the court decision vacating the CAMR, some states had either adopted the CAMR or adopted state‑specific rules to regulate mercury emissions from power plants that are more stringent than the CAMR. MATS compliance, coupled with state mercury and air toxics laws and other factors have required many plants to install costly controls, re-fire with natural gas or to retire, which may adversely affect the demand for coal.

MATS was challenged in the D.C. Circuit, which upheld the rule on April 15, 2013. Petitioners successfully obtained Supreme Court review, and on June 29, 2015, the Supreme Court issued a 5-4 decision striking down the final rule based on the EPA’s failure to consider economic costs in determining whether to regulate. The case was remanded to the D.C. Circuit. The EPA began reconsideration of costs, and petitioners unsuccessfully sought a stay of the rule in the Supreme Court in February 2016. In April 2016, the EPA issued a MATS 2016 Supplemental Finding, a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. That finding is now being challenged in court. Therefore, the rule remains in effect until further order of the D.C. Circuit. The D.C. Circuit denied petitioners’ motion to temporarily halt the pending litigation to allow the new administration to evaluate whether it can resolve any issues raised in the case. However, in April 2017, the EPA requested a delay in the D.C. Circuit proceedings while EPA is reviewing the determinations of the prior administration. Hence, while MATS will likely continue to impact coal-fueled generation as discussed above for at least the near term, the future course of the Rule is unclear.

•
Regional Haze. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIPs by December 17, 2007, that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392). The EPA had taken no enforcement action against states to finalize implementation plans and was slowly dealing with the state Regional Haze SIPs that were submitted, which resulted in the National Parks Conservation Association commencing litigation in the D.C. Circuit on August 3, 2012, against the EPA for failure to enforce the rule (National Parks Conservation Act v. EPA, D.C. Cir). Industry groups, including the Utility Air Regulatory Group have intervened (Utility Air Regulatory Group v. EPA. D.C. Cir 12‑1342, 8/6/2012).

The EPA ultimately agreed in a consent decree with environmental groups to impose regional haze federal implementation plans (FIPs) or to take action on regional haze SIPs before the agency for 42 states and the District of Columbia. The EPA has completed those actions for all but several states in its first planning period (2008-2010). In many eastern states, the EPA has allowed states to meet “best available retrofit control technology” (BART) requirements for power plants through compliance with CAIR and CSAPR (a policy under pending litigation). Other states have had BART imposed on a case-by-case basis, and where the EPA found SIPs deficient, it disapproved them and issued FIPs. It is possible that the EPA may continue to increase the stringency of control requirements imposed under the Regional Haze Program as it moves toward the next planning period, which could be delayed until 2021.

This program may result in additional emissions restrictions from new coal‑fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal‑fueled power plants to install additional control measures designed to limit haze‑causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal. However, on January 18, 2018, EPA announced that it was revisiting the 2017 Regional Haze Rule revisions, and announced an intent to commence a new rulemaking. This proceeding may slow or even roll back certain Regional Haze requirements.

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
Demand for coal also may be impacted by international efforts to reduce emissions of greenhouse gases. For example, in December 2015, representatives of 195 nations reached a climate accord that will, for the first time, commit participating countries to lowering greenhouse gas emissions. Further, the United States and a number of international development banks, such as the World Bank, the European Investment Bank and European Bank for Reconstruction and Development, have announced that they will no longer provide financing for the development of new coal-fueled power plants, subject to very narrow exceptions.

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
In 2014, the EPA proposed a sweeping rule, known as the “Clean Power Plan,” to cut carbon emissions from existing electric generating units, including coal-fired power plants. A final version of the Clean Power Plan was adopted in August 2015. The final version of the Clean Power Plan aims to reduce carbon dioxide emissions from electrical power generation by 32% by 2030 relative to 2005 levels through reduction of emissions from coal-burning power plants and increased use of renewable energy and energy conservation methods. Under the Clean Power Plan, states are free to reduce emissions by various means and must submit emissions reduction plans to the EPA by September 2016 or, with an approved extension, September 2018. If a state has not submitted a plan by then, the Clean Power Plan authorizes the EPA to impose its own plan on that state. In order to determine a state’s goal, the EPA has divided the country into three regions based on connected regional electricity grids. States are to implement their plans by focusing on (i) increasing the generation efficiency of existing fossil fuel plants, (ii) substituting lower carbon dioxide emitting natural gas generation for coal-powered generation and (iii) substituting generation from new zero carbon dioxide emitting renewable sources for fossil fuel powered generation. States are permitted to use regionally available low carbon generation sources when substituting for in-state coal generation and coordinate with other states to develop multi-state plans. Following the adoption, 27 states sued the EPA, claiming that the EPA overstepped its legal authority in adopting the Clean Power Plan. In February 2016, the U.S. Supreme Court ordered the EPA to halt enforcement of the Clean Power Plan until a lower court rules on the lawsuit and until the Supreme Court determines whether or not to hear the case. In October 2017, EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, EPA published an Advanced Notice of Proposed Rulemaking announcing an intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide.
In a parallel litigation, 25 states and other parties filed lawsuits challenging the EPA’s final New Source Performance Standards rules, which we refer to as NSPS, for carbon dioxide emissions from new, modified, and reconstructed power plants under the Clean Air Act. One of the primary issues in these lawsuits is the EPA’s establishment of standards of performance based on technologies including carbon capture and sequestration, which we refer to as CCS. New coal plants cannot meet the new standards unless they implement CCS, which reportedly is not yet commercially available or technically feasible. In conjunction with EPA’s proposal to rescind the Clean Power Plan, EPA also requested a stay of the NSPS litigation. The D.C. Circuit granted the request, and the litigation has been held in abeyance since then.
In December 2015, 195 nations (including United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. Whether and to what extent the United States meets its stated intention likely depends on several factors, including whether the presently-stayed Clean Power Plan (or a comparable alternative) is implemented. On June 1, 2017, The Trump Administration announced the United States was withdrawing from the Paris Agreement. Regardless of the extent to which the United States ultimately participates in these reductions, over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent the United States ultimately participates in these reductions (whether via the Paris Agreement or otherwise).

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
The scope of waters that fall within the Clean Water Act’s jurisdiction is expansive and may include features not commonly understood to be a stream or wetland.  In June 2015, EPA issued a new rule defining the scope of "waters of the United States" (WOTUS) that are subject to regulation.  The WOTUS rule was challenged by a number of states and private parties in both district and circuit courts.  The actions in the circuit courts were consolidated in the United States Court of Appeals for the Sixth Circuit and in October 2015 that court stayed the WOTUS rule on a nationwide basis.  In January 2018, the Supreme Court ruled that challenges to the WOTUS rule must be made to the appropriate federal district courts rather than the Sixth Circuit.  The Supreme Court’s ruling will likely cause the nationwide stay to be lifted, which may result in piecemeal  litigation over stays of the rule by the various district courts in which challenges to the rule have been filed.  In December 2017, EPA and the Corps proposed a rule to repeal the WOTUS rule and are scheduled to propose a replacement to the WOTUS rule in May 2018.
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
Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. . Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. In June 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion residuals, which we refer to as CCR. The proposed rule set forth two very different options for regulating CCR under RCRA. The first option called for regulation of CCR as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilized Subtitle D, which would give the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal left intact the so-called Bevill exemption for beneficial uses of CCR. The EPA finalized the CCR rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCR disposal. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions, and also establishes structural integrity criteria for new and existing surface impoundments (including establishing requirements for owners and operators to conduct periodic structural integrity-related assessments). The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. While classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, the EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. After industry groups filed a suit in the D.C. Circuit, challenging the 2015 rule, EPA Administrator Pruitt issued a letter on September 13, 2017 indicating the agency’s decision to reconsider the rule in response to industry petitions. On September 27, 2017, oral arguments in the litigation were rescheduled for November 20, 2017. The court also ordered EPA file a status report by November 15, 2017 specifying which provisions of the final rule are or are likely to be subject to reconsideration and estimated timeline for reconsideration. The court also ordered the parties to file supplemental briefs addressing the relevance to and the implications for the Water Infrastructure Improvements for the Nation Act, Pub. L. No. 114-322. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.
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
Employees
At December 31, 2017, we employed approximately 3,790 full and part‑time employees. We believe that our relations with employees are good.

Executive Officers of the Registrant
The following is a list of our executive officers, their ages as of February 23, 2018 and their positions and offices during the last five years:

Name	Age	Position
Kenneth D. Cochran	57
Mr. Cochran has served as our Senior Vice President-Operations since August 2012. From May 2011 to August 2012, Mr. Cochran served as Group President of our western operations, which included Thunder Basin Coal Company, the Arch Western Bituminous Group, Arch of Wyoming and the Otter Creek development, and served as President and General Manager of Thunder Basin Coal Company from 2005 to April 2011. Prior to joining Arch Coal in 2005, Mr. Cochran spent 20 years with TXU Corporation. Mr. Cochran currently serves on the board of Knight Hawk Holdings, LLC.

John T. Drexler	48
Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since 2008. Mr. Drexler served as our Vice President-Finance and Accounting from 2006 to 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	60
Mr. Eaves has served as our Chief Executive Officer since 2012. Mr. Eaves served as our Chairman of the Board from 2015 to 2016 and our President and Chief Operating Officer from 2006 to 2012. From 2002 to 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves currently serves on the boards of the National Association of Manufacturers, the National Mining Association and CF Industries Holdings, Inc. Mr. Eaves was previously a director of Advanced Emissions Solutions, Inc. and former chairman of the National Coal Council.

Robert G. Jones	61	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to 2008.
Allen R. Kelley	57
Mr. Kelley was appointed Vice President-Human Resources in March 2014. From 2008 to March 2014, Mr. Kelley served as our Vice President-Enterprise Risk Management. From 2005 to 2008, Mr. Kelley served as our Director of Internal Audit. Prior to 2005, Mr. Kelley held various finance and accounting positions within the corporate and operations functions of Arch Coal, Inc.

Paul A. Lang	57
Mr. Lang was elected our President and Chief Operating Officer in April 2015. He has served as our Executive Vice President and Chief Operating Officer since April 2012 and as our Executive Vice President-Operations from August 2011 to April 2012. Mr. Lang served as Senior Vice President-Operations from 2006 through August 2011, as President of Western Operations from 2005 through 2006 and President and General Manager of Thunder Basin Coal Company from 1998 to 2005. Mr. Lang is a director of Knight Hawk Holdings, LLC. Mr. Lang also served on the development board of the Mining Department of the Missouri University of Science & Technology, and is the former chairman of the University of Wyoming’s School of Energy Resources Council.

Deck S. Slone	54
Mr. Slone has served as our Senior Vice President-Strategy and Public Policy since June 2012. Mr. Slone served as our Vice President-Government, Investor and Public Affairs from 2008 to June 2012. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to 2008. Mr. Slone is the Vice Chair of the National Coal Council, the immediate past co-chair of the Carbon Utilization Research Council, and the Chair of the National Mining Association’s Energy Policy Task Force.

John A. Ziegler, Jr.	51
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

Assigned reserves	Recoverable reserves designated for mining by a specific operation.
Bituminous coal	Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 Btus per pound.
Btu	A measure of the energy required to raise the temperature of one pound of water one degree of Fahrenheit.
Coking coal	Coal used to produce coke, the primary source of carbon used in steelmaking.
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

Hard coal	Coal of gross calorific value greater than 5700 kcal/kg on an ashfree but moist basis and further disaggregated into anthracite, coking coal and other bituminous coal.
Lignite Coal	Coal with the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.
Longwall mining	One of two major underground coal mining methods, generally employing two rotating drums pulled mechanically back and forth across a long face of coal.
Low‑sulfur coal	Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.
Metallurgical coal	Coal used in steel production either as coking coal or pulverized coal injection (PCI).
Preparation plant	A facility used for crushing, sizing and washing coal to remove impurities and to prepare it for use by a particular customer.
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

Pulverized coal injection coal (PCI)	Coal that is introduced directly into the blast furnace as a source of energy and carbon in the steelmaking process.
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

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Subbituminous coal	Coal used primarily to generate electricity with a heat value ranging between 8,300 and 13,000 Btus per pound.
Room‑and‑pillar mining	One of two major underground coal mining methods, utilizing continuous miners creating a network of “rooms” within a coal seam, leaving behind “pillars” of coal used to support the roof of a mine.
Unassigned reserves	Recoverable reserves that have not yet been designated for mining by a specific operation.

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
Risks Related to Emergence from Bankruptcy Protection

Information contained in our historical financial statements is not be comparable to the information contained in our financial statements after the application of fresh start accounting.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date are not be comparable to the financial condition or results of operations in our historical financial statements. As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements are subject to fresh start accounting provisions of generally accepted accounting principles (“GAAP”). In the application of fresh start accounting, we allocated our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts were material and will affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. This will make it difficult for stockholders to assess our performance in relation to prior periods. Our Annual Report on Form 10-K for the fiscal year ending December 31, 2016 reflects the consummation of the Plan and the adoption of fresh start accounting effective October 1, 2016.

Risks Related to Our Operations

Coal prices are subject to change based on a number of factors and can be volatile. Within the last several years, coal prices have experienced an historic level of depression. If there is a decline in prices, it could materially and adversely affect our profitability and the value of our coal reserves.

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

Declines in the prices we receive for our future coal sales contracts, could materially and adversely affect us by decreasing our profitability, cash flows, liquidity and the value of our coal reserves.

Unfavorable economic and market conditions have adversely affected and may continue to affect our revenues and profitability.
Our profitability depends, in large part, on conditions in the markets that we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal are largely dependent on prevailing market prices. We have experienced significant price pressure at times during the past several years as the demand for, and price of, coal has been subject to pressure for a variety of reasons, including reductions in domestic and international demand for metallurgical and thermal coal.
Global economic downturns have also had and in the future could have a negative impact on us. These conditions have, in the past, led to extreme volatility of prices, severely limited liquidity and credit availability, and resulted in declining valuations of assets. If there are downturns in economic conditions, our customers’ and our businesses, financial conditions or results of operations could be adversely affected. Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery. We are focused on cost control and capital discipline, but there can be no assurance that these actions, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.
Competition could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.
We compete with numerous other domestic and foreign coal producers for domestic and international sales. Overcapacity and increased production within the coal industry, both domestically and internationally, and decelerating steel demand in Asia have at times, and could in the future, materially reduce coal prices and therefore materially reduce our revenues and profitability. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may not be able to compete on the basis of price or other factors with companies that in the future benefit from favorable foreign trade policies or other arrangements. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity to increase to a point where it is not economically feasible to export our coal.
The domestic coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. In addition, substantial overcapacity exists in the coal industry and several other large coal companies have also filed, and others may file, bankruptcy proceedings which could enable them to lower their productions costs and thereby reduce the price for coal. Consolidation in the coal industry or current or future bankruptcy proceedings of our coal competitors could adversely affect our competitive position.
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

Any decrease in the coal consumption of electric power generators could result in less demand and lower prices for coal, which could materially and adversely affect our revenues and results of operations.
Thermal coal accounted for 93% of our coal sales by volume during 2017. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels (particularly, natural gas) for power generation and governmental regulations which may dictate an alternate source of fuel regardless of economics. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be caused by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could further negatively impact the demand for U.S. coal and result in a continuing oversupply of coal in the marketplace. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allow generators to choose the source of power generation when deciding which generation source to dispatch.
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

If any of these conditions or events occurs, particularly at our Black Thunder or Leer mining complexes, which accounted for approximately 75% of the coal volume we sold and 57% of the revenue we generated in 2017, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

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
In January 2016, the federal government imposed a moratorium on new leases for coal mined from federal lands as part of a review of the government’s management of federally-owned coal. In March 2017, the U.S. Secretary of Interior signed Secretarial Order 3348 lifting that moratorium and halting the Federal Coal Program Programmatic Environmental Impact Statement that was in process at the time. Litigation is currently pending in the United States District Court for the District of Montana challenging the lifting of the moratorium as a violation of the National Environmental Policy Act, the Mineral Leasing Act and the Federal Land Policy and Management Act. Although the Bureau of Land Management is now working to process coal lease applications and modifications expeditiously in accordance with regulations and guidance that existed before Secretarial Order 3338, which imposed the moratorium on new coal leases, any delay in the LBA process, including any delay caused by the now-lifted moratorium could prevent us from obtaining replacement reserves when we require them. Also, the outcome of the government’s review is uncertain and could have a material and adverse impact on our business in any number of ways including by limiting our ability to mine reserves under ongoing or future applications, by increasing the costs or timeframe associated with obtaining leases under the LBA program, by making it uneconomical for us to participate in the programs or by preventing us from obtaining replacement reserves if the LBA program were to be terminated.
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
Our profitability depends upon the coal supply agreements we have with our customers. Changes in purchasing patterns in the coal industry could make it difficult for us to extend our existing coal supply agreements or to enter into new agreements in the future.
The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If current customers do not honor current contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected. Changes in the coal industry may cause some of our customers not to renew, extend or enter into new coal supply agreements or enter into agreements to purchase fewer tons of coal or on different terms or prices than in the past. In addition, uncertainty caused by federal and state regulations, including the U.S. Clean Air Act, could deter our customers from entering into coal supply agreements. Also, the availability and price of competing fuels, such as natural gas, could influence the volume of coal a customer is willing to purchase under contract.
Our coal supply agreements typically contain force majeure provisions allowing the parties to temporarily suspend performance during specified events beyond their control. Most of our coal supply agreements also contain provisions requiring us to deliver coal that satisfies certain quality specifications, such as heat value, sulfur content, ash content, hardness and ash fusion temperature. These provisions in our coal supply agreements could result in negative economic consequences to us, including price adjustments, purchasing replacement coal in a higher-priced open market, the rejection of deliveries or, in the extreme, contract termination. Our profitability may be negatively affected if we are unable to seek protection during adverse economic conditions or if we incur financial or other economic penalties as a result of these provisions of our coal supply agreements. For more information about our long-term coal supply agreements, you should see the section entitled “Long-Term Coal Supply Arrangements” under Item 1.
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
From time to time we enter into “take or pay” contracts for rail and port capacity related to our export sales. These contracts require us to pay for a minimum quantity of coal to be transported on the railway or through the port regardless of whether we sell and ship any coal. If we fail to acquire sufficient export sales to meet our minimum obligations under these contracts, we are still obligated to make payments to the railway or port facility, which could have a negative impact on our cash flows, profitability and results of operations.
The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.
For the year ended December 31, 2017, we derived approximately 17% of our total coal revenues from sales to our three largest customers and approximately 41% of our total coal revenues from sales to our ten largest customers. We are currently discussing the extension of coal sales agreements with some of these customers. However, we may be unsuccessful in obtaining coal supply agreements with those customers, and some or all of these customers could discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.
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
Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end‑users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants is in the process of being developed and implemented. For instance, the Clean Power Plan, if implemented in its current form, would severely limit emissions of carbon dioxide which would adversely affect our ability to sell coal. However, in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and, in October 2017, the EPA published a proposed rule to formally repeal the Clean Power Plan. In December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement” during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. In June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The earliest permitted exit date under the Paris Agreement is four years from when the agreement took effect in November 2016, or November 2020. Whether the United States will adhere to the Paris Agreement’s exit process is, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are, uncertain at this time. However, any efforts to control and/or reduce greenhouse gas emissions by the United States or other countries that have also pledged “Nationally Determined Contributions,” or concerted conservation efforts that result in reduced electricity consumption, could adversely impact coal prices, our ability to sell coal and, in turn, our financial position and results of operations.
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
The demand for our products or our securities, as well as the number and quantity of viable financing alternatives, may be significantly impacted by increased governmental regulations and unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, including perceived impacts on the global climate.
Carbon dioxide, which is considered to be a greenhouse gas, is a by-product of burning coal. Global climate issues, including with respect to greenhouse gases such as carbon dioxide and the relationship that greenhouse gases may have with perceived climate change, continue to attract significant public and scientific attention. For example, the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on global climate issues. As a result of the public and scientific attention, several governmental bodies increasingly are focusing on climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants. The Clean Power Plan would severely limit emissions of carbon dioxide, possibly reducing future demand for coal. However, in April 2017 the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. Additionally, a number of governments pledged to control and reduce greenhouse gas emissions under the Paris Agreement, which may impact demand for coal resources despite the United States’ June 2017 announcement that it intends to withdraw its commitment.
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
In addition, certain banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal miners and utilities that derive a majority of their revenue from thermal coal, which also may adversely impact the future global demand for coal. Further, there have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. Those entities also have been pressuring lenders to limit financing available to such companies. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.
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
To dispose of mining overburden generated by our Appalachian surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers (the Corps). Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and the claims against one of the subsidiaries was thereafter dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention. On May 22, 2017, the United States District Court for the Southern District of West Virginia granted the remaining subsidiary’s motion to dismiss plaintiffs’ Seventh Supplemental and Amended Complaint after the D.C. Circuit Court of Appeals affirmed the EPA’s final determination rescinding Mingo Logan Coal Company’s 404 authorization regarding Pigeonroost Branch and Oldhouse Branch. The D.C. Circuit Court of Appeals decision finally resolved a lawsuit filed by Mingo Logan against EPA challenging EPA’s authority to rescind a 404 permit authorization.

Changes in the legal and regulatory environment could complicate or limit our business activities, increase our operating costs or result in litigation.
The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Environmental and other non-governmental organizations and activists, many of which are well funded, continue to exert pressure on regulators and other government bodies to enact more stringent laws and regulations. Changes in the legal and regulatory environment in which we operate may impact our results, increase our costs or liabilities, complicate or limit our business activities or result in litigation. Such legal and regulatory environment changes may include changes in such items as: the processes for obtaining or renewing permits; federal lease by application programs; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; taxation requirements; and competition laws. Furthermore, pursuant to a February 2017 executive order and the proposed rule published on July 27, 2017, the EPA will review and revise the definition of “waters of the United States,” which may include re-codifying the definition that currently governs administration of the Clean Water Act. Adoption of more stringent application of existing regulations may materially increase our costs and adversely affect our operations.
Risks Related to Income Taxes

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
The ability to use our net operating losses (“NOLs”) and alternative minimum tax (“AMT”) credits has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred on our emergence from bankruptcy (“the Emergence Ownership Change”). The limitation resulting from the Ownership Change is substantial and applies to all NOLs and AMT tax credits existing at the time of the Ownership Change. The limitation resulting from the Emergence Ownership Change may have a significant impact on our ability to offset future taxable income with carryforward net operating losses. NOLs and AMT credits generated after the Emergence Ownership Change are generally not subject to the limitations.
As a result of the discharge of debt in the Chapter 11 Cases, we and our subsidiaries were required to reduce the amount of our NOLs and AMT credits and other tax attributes existing at the end of 2016.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations. Changes include the reduction of the U.S. corporate income tax rate, elimination of the AMT tax system, limitation of interest deductions and revision of the rules governing net operating losses. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions.
The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our Properties
At December 31, 2017, we owned or controlled, primarily through long‑term leases, approximately 28,292 acres of coal land in Ohio, 1,060 acres of coal land in Maryland, 10,108 acres of coal land in Virginia, 359,160 acres of coal land in West Virginia, 98,488 acres of coal land in Wyoming, 267,857 acres of coal land in Illinois, 34,446 acres of coal land in Kentucky, 9,840 acres of coal land in Montana, 21,802 acres of coal land in New Mexico, 358 acres of coal land in Pennsylvania, and 20,165 acres of coal land in Colorado. In addition, we also owned or controlled through long‑term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 81,436 acres of our coal land from the federal government and approximately 22,385 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.
Our executive headquarters occupies leased office space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.
Our Coal Reserves
We estimate that we owned or controlled approximately 2.1. billion tons of proven and probable recoverable reserves at December 31, 2017. Our coal reserve estimates at December 31, 2017 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
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

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2017:
Total Assigned Reserves
(Tons in millions)

	Total Assigned Recoverable Reserves						As Received Btus per lb. (1)
				Sulfur Content (lbs. per million Btus)						Mining Method		Past Reserve Estimates
								Reserve Control			Under-
		Proven	Probable	<1.2	1.2-2.5	>2.5		Leased	Owned	Surface	ground	2015	2016
Wyoming	1,025	1,019	6	963	62	—	8,832	1,025		1,025	—	1,318	1,115
Colorado	53	47	6	53	—	—	11,476	53	—	—	53	53	56
Central App.	69	59	10	25	44	—	13,076	62	7	22	47	35	70
Northern App.	35	32	3	—	35	—	13,018	5	30	—	35	40	48
Illinois	35	20	15	—	—	35	10,737	30	5	—	35	37	38
Total	1,217	1,177	40	1,041	141	35	9,365	1,175	42	1,047	170	1,483	1,327

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves
(Tons in millions)

	Total Unassigned Recoverable Reserves
				Sulfur Content						Mining Method
				(lbs. per million Btus)			As Received	Reserve Control			Under‑
		Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground
Wyoming	290	244	46	242	48	—	8,446	290	—	290	—
Colorado	28	22	6	28	—	—	11,339	28	—	—	28
Central App.	51	44	7	14	24	13	12,482	2	49	33	18
Northern App.	198	115	83	—	195	3	13,009	9	189	—	198
Illinois	285	189	96	—	—	285	11,162	59	226	3	282
Total	852	614	238	284	267	301	10,753	388	464	326	526

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

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
The carrying cost of our coal reserves at December 31, 2017 was $0.4 billion, consisting of $4.7 million of prepaid royalties and a net book value of coal lands and mineral rights of $0.4 billion.

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
After the environmental analysis or environmental impact statement has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30‑day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or environmental impact statement, and the winning bidder will bear those costs. Coal won through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. In addition, we occasionally add small coal tracts adjacent to our existing LBAs through an agreed upon lease modification with the BLM. Once the BLM has issued a lease, the company must also complete the permitting process before it can mine the coal. Please refer to the section entitled “Environmental and Other Regulatory Matters” under Item 1.
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

On January 15, 2016, the federal government ordered a moratorium on new leases for coal mined from federal lands as part of a review of the government’s management of federally-owned coal. In March 2017, the U.S. Secretary of Interior signed Secretarial Order 3348 lifting that moratorium and halting the Federal Coal Program Programmatic Environmental Impact Statement that was in process at the time. Litigation is currently pending in the United States District Court for the District of Montana challenging the lifting of the moratorium as a violation of the National Environmental Policy Act, the Mineral Leasing Act and the Federal Land Policy and Management Act. Although the Bureau of Land Management is now working to process coal lease applications and modifications expeditiously in accordance with regulations and guidance that existed before Secretarial Order 3338, which imposed the moratorium on new coal leases, any delay in the LBA process, including any delay caused by the now-lifted moratorium could prevent us from obtaining replacement reserves when we require them. Also, the outcome of the government’s review is uncertain and could have a material and adverse impact on our business in any number of ways including by limiting our ability to mine reserves under ongoing or future applications, by increasing the costs or timeframe associated with obtaining leases under the LBA program, by making it uneconomical for us to participate in the programs or by preventing us from obtaining replacement reserves if the LBA program were to be terminated. Please see “Our inability to acquire additional coal reserves or our inability to develop coal reserves in an economically feasible manner may adversely affect our business,” contained in Item 1A. “Risk Factors” for more information.
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
At December 31, 2017, approximately 24% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
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
We leased approximately 57,773 acres of property to other coal operators in 2017. We received royalty income of $4.1 million during 2017 from the mining of approximately 1.2 million tons, $1.1 million during the period October 2 through December 31, 2016 from the mining of approximately 0.4 million tons, $1.7 million during the period January 1 through October 1, 2016 from the mining of approximately 0.6 million tons, and $6.3 million in 2015 from the mining of approximately 2.1 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.
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

ITEM 4.           MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2017.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARCH” and has been trading since October 5, 2016 upon our emergence from bankruptcy. No prior established public trading market existed for this newly issued common stock prior to this date. Based upon information provided by our transfer agent, as of February 16, 2018, we had four stockholders of record.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We paid dividends on our common stock totaling $24.4 million in 2017. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

The following table sets forth for each period indicated the dividends paid per common share and the per share high and low closing prices for our common stock as reported on the NYSE for the periods presented:

	High	Low	Dividends per common share
Year Ended December 31, 2017
First quarter	$79.27	$63.24	$—
Second quarter	77.59	60.13	0.35
Third quarter	81.09	67.39	0.35
Fourth quarter	94.57	68.95	0.35

Year Ended December 31, 2016
First quarter	$—	$—	$—
Second quarter	—	—	—
Third quarter	—	—	—
Fourth quarter (from October 5, 2016)	86.47	59.05	—

Stockholder Return Performance Presentation

The following graph compares the cumulative 15-month total return of holders of Arch Coal, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and a customized peer group of three companies: Cloud Peak Energy Inc., Cnx Resources Corp and Westmoreland Coal Company. The graph assumes that the value of the investment in our common stock, the S&P Midcap 400 index, and in the peer group (including reinvestment of dividends) was $100 on October 5, 2016 and tracks it through December 31, 2017.

	10/5/2016	10/16	11/16	12/16	1/17	2/17	3/17	4/17

Arch Coal, Inc.	100.00	116.48	123.86	123.89	114.27	114.06	109.43	111.49
S&P Midcap 400	100.00	97.32	105.12	107.42	109.22	112.08	111.65	112.58
Peer Group	100.00	90.38	110.03	99.01	93.25	84.56	89.55	78.93

	5/17	6/17	7/17	8/17	9/17	10/17	11/17	12/17
Arch Coal, Inc.	112.88	108.94	121.33	127.97	114.94	122.44	132.87	149.93
S&P Midcap 400	112.03	113.85	114.85	113.09	117.52	120.18	124.59	124.87
Peer Group	74.35	75.91	83.97	72.58	84.44	81.29	83.65	87.92
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During April 2017, the Board of Directors of Arch Coal, Inc. authorized a new share repurchase program for up to $300 million of its common stock. In October 2017, the Company’s Board of Directors approved an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. Below is a table showing the share repurchase activity in 2017:

2017:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
1st quarter	—	$—	—	$—
2nd quarter	710,701	$71.82	710,701	448,957
3rd quarter	2,208,133	$75.49	2,208,133	282,272
4th quarter	1,058,381	$79.73	1,058,381	197,892
Total shares repurchased	3,977,215	$75.96	3,977,215

The timing of any future share repurchases, and the ultimate number of shares purchased, will depend on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with the Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the Company’s stock price and other market conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

	Successor		Predecessor
(In thousands, except per share data)	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Statement of Operations Data:		(1)	(1)	(2)		(3)
Revenues	$2,324,623	$575,688	$1,398,709	$2,573,260	$2,937,119	$3,014,357
Asset impairment and mine closure costs	—	—	129,267	2,628,303	24,113	220,879
Goodwill impairment	—	—	—	—	—	265,423
Income (loss) from operations	232,396	46,118	(257,138)	(2,865,063)	(149,531)	(663,141)
Interest expense	(26,905)	(11,241)	(135,888)	(397,979)	(390,946)	(381,267)
Non-operating expenses	(4,945)	(759)	1,627,828	(27,910)	—	(42,921)
Income (loss) from continuing operations	238,450	33,449	1,242,081	(2,913,142)	(558,353)	(745,228)
Net income (loss) attributable to Arch Coal	238,450	33,449	1,242,081	(2,913,142)	(558,353)	(641,832)
Basic earnings (loss) per common share	$10.05	$1.34	$58.33	$(136.86)	$(26.31)	$(30.26)
Diluted earnings (loss) per common share	$9.84	$1.31	$58.28	$(136.86)	$(26.31)	$(30.26)
Balance Sheet Data:
Total assets	$1,979,632	$2,136,597	$2,123,829	$5,041,881	$8,346,362	$8,896,571
Working capital	496,913	566,391	522,465	(4,361,009)	1,023,357	1,293,849
Current maturities of debt	15,783	11,038	6,662	5,042,353	12,191	14,419
Long-term debt, less current maturities	310,134	351,841	353,272	30,953	5,064,818	5,043,454
Other long-term obligations	669,552	725,948	786,015	755,283	695,881	717,174
Noncurrent deferred income tax liability	—	—	—	—	422,809	413,546
Arch Coal stockholders’ equity	665,865	746,577	687,483	(1,244,289)	1,668,154	2,253,249
Cash Flow Data:
Cash provided by (used in) operating activities	396,473	84,192	(228,218)	(44,367)	(33,582)	55,742
Depreciation, depletion and amortization, including amortization of sales contracts, net	176,449	33,400	190,853	370,534	405,561	438,247
Capital expenditures	59,205	15,214	82,434	119,024	147,286	296,984
Net proceeds from the issuance of long term debt	298,500	—	—	—	(4,519)	623,511
Payments to retire debt, including redemption premium	325,684	—	—	—	—	628,660
Purchases of treasury stock	301,512
Dividend payments	24,369	—	—	—	2,123	25,475
Operating Data:
Tons sold	98,218	26,812	67,128	127,632	134,360	139,607
Tons produced	96,686	26,619	66,658	126,820	132,614	136,613
Tons purchased from third parties	1,532	193	481	1,287	1,182	2,925

52

(1)
Our 2016 results were impacted by the filing of bankruptcy, subsequent emergence and the application of fresh start accounting. See Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting” for additional information.

(2)
Our results in 2015 were impacted by further weakening of both the thermal and metallurgical coal markets. We incurred $2.6 billion of mine closure and asset impairment charges during the year; for additional information see Note 6 to the Consolidated Financial Statements, “Impairment Charges and Mine Closure Costs.”

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

The selected financial information presented above for the year ended December 31, 2017; the period October 2 through December 31, 2016, the period from January 1 through October 1, 2016, and the years ended December 31, 2015, 2014 and 2013 was derived from, and is qualified by, reference to our Consolidated Financial Statements, including the notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the year ended December 31, 2017 benefited from strength in both the metallurgical and international thermal coal markets, while the domestic thermal market was largely stable. Metallurgical coal markets remained volatile throughout 2017 with several notable spikes in prompt international pricing. Despite the volatility, prompt international pricing at all times in 2017 remained at levels that supported significant cash margins for our low cost metallurgical operations. We believe the volatility seen in 2017 is an indication of a global market that is in fairly tight balance. Years of global underinvestment in the industry and a return of more robust economic growth have led to a supply and demand balance that is sensitive to any significant supply disruption. Throughout the prompt pricing volatility of 2017 our realized net back prices remained fairly stable. This stability was due to having committed and priced significant volumes prior to the beginning of the year, and timing of specific index based pricing mechanisms and pricing negotiations. Future volatility in prompt international pricing will likely have a greater impact on realized net back pricing as we have elected to sell less of our planned 2018 production volumes on a full year fixed price basis.

Domestic thermal coal markets remained at levels that supported positive cash margins at all of our thermal operations throughout 2017. Natural gas prices remained tightly range bound for effectively the full year, as supply and demand for the competing fuel largely remained in balance. Late in the year, natural gas production levels began to increase, pressuring prices before increased seasonal heating demand drove natural gas prices higher. Natural gas pricing at the levels encountered in 2017 allowed some thermal coals, particularly Powder River Basin coals, to compete economically for electric generation in many regions of the country. Throughout the year, international thermal markets supported west coast export shipments from certain of our operations. Additionally, pricing in international thermal coal markets strengthened in the second half of the year increasing the opportunity for certain of our operations to economically ship coal into both the Atlantic and Pacific thermal coal markets.

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

Results of Operations - Successor

Year Ended December 31, 2017 and Period from October 2 through December 31, 2016

Revenues.  Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the year ended December 31, 2017 and the period from October 2 through December 31, 2016:

	Successor
	Year Ended December 31, 2017	October 2 through December 31, 2016
	(In thousands)
Coal sales	$2,324,623	$575,688
Tons sold	98,218	26,812

Coal sales for the year ended December 31, 2017 by segment were approximately 44% Powder River Basin, 38% Metallurgical, and 17% Other. Tons sold for the year by segment were approximately 82% Powder River Basin, 8% Metallurgical, and 9% Other. Coal sales for the period from October 2 through December 31, 2016 by segment were approximately 48% Powder River Basin, 35% Metallurgical, and 17% Other. Tons sold for the period by segment were approximately 81% Powder River Basin, 9% Metallurgical, and 10% Other. See discussion in “Operational Performance” below for further information about regional results.
Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for year ended December 31, 2017 and the period from October 2 through December 31, 2016:

		Successor
		Year Ended December 31, 2017	October 2 through December 31, 2016
		(In thousands)
Cost of sales (exclusive of items shown separately below)		$1,843,093	$470,644
Depreciation, depletion and amortization		122,464	32,604
Accretion on asset retirement obligations		30,209	7,634
Amortization of sales contracts, net		53,985	796
Change in fair value of coal derivatives and coal trading activities, net		7,222	396
Selling, general and administrative expenses	149,314	86,821	22,836
Gain on sale of Lone Mountain Processing, Inc.		(21,297)	—
Other operating (income) expense, net		(30,270)	(5,340)
Total costs, expenses and other		$2,092,227	$529,570

Cost of sales.  Our cost of sales for the year ended December 31, 2017 consisted primarily of labor related costs (approximately 27%), repairs and supplies (approximately 35%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 14%). For the period from October 2 through December 31, 2016, our cost of sales consisted primarily of labor related costs (approximately 25%), repairs and supplies (approximately 33%), operating taxes and royalties (approximately 22%), and transportation costs (approximately 12%). See discussion in “Operational Performance” below for information about segment cost results.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization costs for the year ended December 31, 2017 consist of depreciation of plant and equipment (approximately 60%), depletion of reserves (approximately 19%), and amortization of development costs (approximately 21%). For the period from October 2 through December 31, 2016 these costs consist of depreciation of plant and equipment (approximately 63%), depletion of reserves (approximately 20%), and amortization of development costs (approximately 17%). This reflects the application of fresh start accounting. For further information on fresh start accounting, please see Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting.”

Accretion on asset retirement obligation.  For the year ended December 31, 2017, approximately 67%, and for the period from October 2 through December 31, 2016 approximately 66% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Selling, general and administrative expenses.  For the year ended December 31, 2017, selling, general and administrative expenses consist primarily of compensation costs of $54.9 million, and professional services and usage and maintenance agreements of $20.7 million. For the period from October 2 through December 31, 2016 , selling, general and administrative expenses consist primarily of compensation costs of $15.3 million, and professional services and usage and maintenance agreements of $5.1 million.

Gain on sale of Lone Mountain Processing, Inc.  During the year ended December 31, 2017 we sold Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, generating a gain of approximately $21.3 million. For further information on the sale of Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

Other operating (income) expense, net. Other operating (income) expense, net for the year ended December 31, 2017 consists primarily of miscellaneous revenues including royalties, transloading fees, insurance recoveries, and net gains on asset sales totaling $31.6 million, and net income from equity investments of $8.6 million, partially offset by miscellaneous expenses primarily related to our land company of $9.8 million. Other operating (income) expense, net for the period from October 2 through December 31, 2016 consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $5.0 million and net income from equity investments of $1.7 million, partially offset by miscellaneous expenses primarily related to our land company of $1.4 million.

Non-operating expense. The following table summarizes non-operating expense for the year ended December 31, 2017 and the period from October 2 through December 31, 2016:

	Successor
	Year Ended December 31, 2017	October 2 through December 31, 2016
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(2,547)	$—
Reorganization income (loss), net	$(2,398)	$(759)
Total nonoperating expense	$(4,945)	$(759)

Nonoperating expenses in the year ended December 31, 2017 are related to efforts to replace our securitization facility and expenses associated with our Chapter 11 reorganization. Nonoperating expenses for the period from October 2 through December 31, 2016 are expenses associated with our Chapter 11 reorganization. See further discussion in Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting”, and Note 14, “Debt and Financing Arrangements.”

Provision for income taxes. The following table summarizes our provision for income taxes for the year ended December 31, 2017 and the period from October 2 through December 31, 2016:

	Successor
	Year Ended December 31, 2017	October 2 through December 31, 2016
	(In thousands)
Provision for (benefit from) income taxes	$(35,255)	$1,156

On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018. We have provided our best estimate of the impact of the Act in our year-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $35.7 million as an additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. A $35.7 million benefit was recorded from the release of a valuation allowance offsetting alternative minimum tax credits that have become refundable by the Act, as well as carryback claims filed in the fourth quarter related to specified liability losses that resulted in claims for refund of previously paid alternative minimum taxes. See further discussion in Note 15, to the Consolidated Financial Statements “Taxes.”

Operational Performance- Successor

Year Ended December 31, 2017 and Period from October 2 through December 31, 2016

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

The following table shows operating results of continuing coal operations for the year ended December 31, 2017 and the period from October 2 through December 31, 2016.

	Successor
	Year Ended December 31, 2017	October 2 through December 31, 2016
Powder River Basin
Tons sold (in thousands)	80,604	21,824
Coal sales per ton sold	$12.49	$12.41
Cash cost per ton sold	$10.53	$9.88
Cash margin per ton sold	$1.96	$2.53
Adjusted EBITDAR (in thousands)	$158,882	$55,765
Metallurgical
Tons sold (in thousands)	8,192	2,442
Coal sales per ton sold	$90.17	$65.61
Cash cost per ton sold	$60.76	$52.98
Cash margin per ton sold	$29.41	$12.63
Adjusted EBITDAR (in thousands)	$243,616	$30,819
Other Thermal
Tons sold (in thousands)	9,205	2,510
Coal sales per ton sold	$34.85	$34.01
Cash cost per ton sold	$24.20	$21.79
Cash margin per ton sold	$10.65	$12.22
Adjusted EBITDAR (in thousands)	$102,006	$31,159

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the year ended December 31, 2017 reflects relatively stable natural gas prices throughout the year at levels that allowed Powder River Basin coal to be competitive for electric generation in many regions of the country. Our tons sold volume fluctuated throughout the year with seasonal increases and decreases in heating and cooling demand. Customers in general are shifting to shorter term purchase contracts, and more actively managing delivery volumes to match their seasonal demand fluctuations. Our cash cost per ton sold was impacted by these volume fluctuations and increased diesel pricing. We are actively managing our operations to enhance our flexibility to respond to these volume fluctuations efficiently. Our focus remains on cost control efforts in this dynamic market. We expect future demand for Powder River Basin coal will be largely dependent on natural gas pricing and seasonal demand factors.

Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from cost control efforts and rebounding demand driven by rising natural gas prices that increased the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. Rising gas prices resulted from favorable summer heat, increased natural gas exports, both pipeline and liquefied natural gas, and flat to slightly declining natural gas production. Cost control efforts included adjusting operations to align with current market volume expectations.

Metallurgical — Adjusted EBITDAR for the year ended December 31, 2017 benefited from sustained strength in international pricing for metallurgical coal. As discussed above, prompt international coking coal prices moved significantly during the year, but always remained at levels that provided significant margins for our low cost operations. Improved coal sales per ton sold was partially offset by the related increase in royalties and operating taxes. During the third quarter of the year, we experienced adverse geologic conditions at both the Leer and Mountain Laurel longwall operations, limiting production volume at that time. Conditions at those operations returned to a more normal state later in the year. Sales volumes were also negatively impacted at year end by logistics and weather issues that pushed some scheduled shipments out of the year. Our metallurgical segment sold 6.4 million tons of coking coal and 1.8 million tons of associated thermal and PCI coal in the year ended December 31, 2017. Longwall operations accounted for approximately 57% of our shipment volume in the year.

Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from the significant increase in international pricing for metallurgical coal. Supply shortages driven by a Chinese mandate to restrict its domestic supply, supply rationalization in North America, years of global underinvestment in the industry, and some specific international supply disruptions, particularly in Australia, resulted in a significant increase in international prompt metallurgical coal prices. Our ability to take advantage of the rapid increase in prompt international pricing was muted due to having significant volumes for the period committed and priced prior to the rapid increase. Our metallurgical segment sold 1.9 million tons of metallurgical coal and 0.5 million tons of associated thermal coal in the period from October 2 through December 31, 2016. Longwall operations accounted for approximately 55% of our shipment volume in the period. Late in the period prompt international metallurgical pricing began to retreat as loosening of Chinese supply restrictions and easing of supply disruptions began to mitigate the supply shortage.

Other Thermal— Adjusted EBITDAR for the year ended December 31, 2017 benefited from the stable natural gas pricing discussed in the Powder River Basin segment discussion above, and international thermal coal prices that supported certain export sales. These benefits were recognized throughout the year at our low cost West Elk longwall operation which has exposure to the Pacific international thermal markets. Later in the year Atlantic international thermal coal prices rose to levels that made export opportunities economic for our Coal Mac operation.

Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from the increased natural gas pricing discussed in the Powder River Basin segment discussion above, and increased international thermal prices. These benefits were primarily recognized at our West Elk operation where domestic opportunities increased and export opportunities became economic. Partially offsetting those positive trends were operating issues at our Viper operation’s largest customer that significantly reduced sales volume in the period.

Results of Operations - Predecessor

Period from January 1 through October 1, 2016 and Year Ended December 31, 2015

Revenues.  Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the period from January 1 through October 1, 2016 and the year ended December 31, 2015.

	Predecessor
	January 1 through October 1, 2016	Year Ended December 31, 2015
	(In thousands)
Coal sales	$1,398,709	$2,573,260
Tons sold	67,128	127,632

Coal sales for the period from January 1 through October 1, 2016 by segment were approximately 52% Powder River Basin, 31% Metallurgical, and 15% Other. Tons sold for the period by segment were approximately 82% Powder River Basin, 10% Metallurgical, and 8% Other. Coal sales for the year ended December 31, 2015 by segment were approximately 56% Powder River Basin, 25% Metallurgical, and 17% Other. Tons sold for the year by segment were approximately 85% Powder River Basin, 7% Metallurgical, and 8% Other. See discussion in “Operational Performance” below for further information about regional results.
Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the period from January 1 through October 1, 2016 and the year ended December 31, 2015.

		Predecessor
		January 1 through October 1, 2016	Year Ended December 31, 2015
		(In thousands)
Cost of sales (exclusive of items shown separately below)		$1,264,464	$2,172,753
Depreciation, depletion and amortization		191,581	379,345
Accretion on asset retirement obligations		24,321	33,680
Amortization of sales contracts, net		(728)	(8,811)
Change in fair value of coal derivatives and coal trading activities, net		2,856	(1,583)
Asset impairment and mine closure costs		129,267	2,628,303
Losses from disposed operations resulting from Patriot Coal bankruptcy	149,314	—	116,343
Selling, general and administrative expenses		59,343	98,783
Other operating (income) expense, net		(15,257)	19,510
Total costs, expenses and other		$1,655,847	$5,438,323

Cost of sales.  Our cost of sales for the period from January 1 through October 1, 2016 consisted primarily of labor related costs (approximately 28%), repairs and supplies (approximately 34%), operating taxes and royalties (approximately 21%), and transportation costs (approximately 10%). Our cost of sales for the year ended December 31, 2015 consisted primarily of labor related costs (approximately 28%), repairs and supplies (approximately 36%), operating taxes and royalties (approximately 23%), and transportation costs (approximately 9%). See discussion in “Operational Performance” below for information about segment cost results.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization costs for the period from January 1 through October 1, 2016 consist of depreciation of plant and equipment (approximately 55%), depletion of reserves (approximately 34%), and amortization of development costs (approximately 11%).  Our depreciation, depletion and amortization costs for the year ended December 31, 2015 consist of depreciation of plant and equipment (approximately 50%), depletion of reserves (approximately 38%), and amortization of development costs (approximately 12%).

Accretion on asset retirement obligation.  Approximately 70% of the accretion on our asset retirement obligation for the period from January 1 through October 1, 2016, and 66% of the accretion on our asset retirement obligation for the year ended December 31, 2015 was attributable to our large surface operations in the Powder River Basin.

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

During the year ended December 31, 2015 continued market deterioration, particularly for Appalachian products, was an indicator of impairment of certain active and undeveloped properties. Impairment costs in the year ended December 31, 2015 include a significant portion of our assets at three operating complexes, and a significant portion of our undeveloped coal reserves value.

Selling, general and administrative expenses.  Total selling, general and administrative expenses for the period from January 1 through October 1, 2016 consist primarily of compensation costs of $38.5 million, and professional services and usage and maintenance agreements of $12.0 million. For the year ended December 31, 2015 total selling, general and administrative expenses consist primarily of compensation costs of $56.5 million, and professional services and usage and maintenance agreements of $25.8 million.

Losses from disposed operations resulting from the Patriot Coal bankruptcy.  In the year ended December 31, 2015 we recorded liabilities related to reclamation and employee obligations that we inherited as a result of the Patriot Coal bankruptcy. See further information regarding the losses related to the Patriot Coal bankruptcy in Note 7, “Losses from disposed operations resulting from Patriot Coal bankruptcy,” to the Consolidated Financial Statements.

Other operating (income) expense, net. Other operating (income) expense, net for the period from January 1 through October 1, 2016 consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $18.1 million and net income from equity investments of $5.3 million, partially offset by miscellaneous expenses primarily related to our land company of $8.1 million. Other operating (income) expense, net for the year ended December 31, 2015 consists primarily of liquidated damages on logistics contracts of $52.9 million and miscellaneous expenses primarily related to our land company of $20.7 million partially offset by a $24 million gain from a contract settlement, miscellaneous revenues including royalties and net gains on asset sales of $22.2 million and net income from equity investments of $7.9 million.

Non-operating expense. The following table summarizes non-operating expense for the period from January 1 through October 1, 2016 and the year ended December 31, 2015.

	Predecessor
	January 1 through October 1, 2016	Year Ended December 31, 2015
	(In thousands)
Net loss resulting from early retirement of debt and debt restructuring	$(2,213)	$(27,910)
Reorganization income (loss), net	1,630,041	—
Total non-operating (expense) benefit	$1,627,828	$(27,910)

Nonoperating expenses in the period from January 1 through October 1, 2016 related to our various debt restructuring activities and Chapter 11 reorganization. Nonoperating expenses in the year ended December 31, 2015 related to our various debt restructuring activities. For further information on our successful reorganization, please see Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting.”

Benefit from income taxes. The following table summarizes our benefit from income taxes for the period from January 1 through October 1, 2016 and the year ended December 31, 2015.

	Predecessor
	January 1 through October 1, 2016	Year Ended December 31, 2015
	(In thousands)
Benefit from income taxes	$(4,626)	$(373,380)

The income tax benefit in the year ended December 31, 2015 was largely due to the $2.6 billion in asset impairment losses recorded in 2015, partially offset by the increase of a valuation allowance relating to both federal and state net operating loss carryforwards. See further discussion in Note 15 to the Consolidated Financial Statements, “Taxes,”.

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

The following table shows operating results of continuing coal operations for the Predecessor periods January 1 through October 1, 2016 and the year ended December 31, 2015.

	Predecessor
	January 1 through October 1, 2016	Year Ended December 31, 2015
Powder River Basin
Tons sold (in thousands)	54,911	108,481
Coal sales per ton sold	$13.01	$13.15
Cash cost per ton sold	$10.95	$10.54
Cash margin per ton sold	$2.06	$2.61
Adjusted EBITDAR (in thousands)	$113,185	$281,039
Metallurgical
Tons sold (in thousands)	6,692	8,352
Coal sales per ton sold	$53.15	$66.62
Cash cost per ton sold	$51.40	$58.36
Cash margin per ton sold	$1.75	$8.26
Adjusted EBITDAR (in thousands)	$11,851	$70,450
Other Thermal
Tons sold (in thousands)	5,181	9,764
Coal sales per ton sold	$36.16	$37.32
Cash cost per ton sold	$30.28	$28.01
Cash margin per ton sold	$5.88	$9.31
Adjusted EBITDAR (in thousands)	$31,448	$42,734

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the period from January 1 through October 1, 2016 was negatively impacted by demand destruction driven by historically low natural gas prices that limited the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. The low natural gas prices were driven by mild winter weather and record natural gas production levels.

Adjusted EBITDAR for the year ended December 31, 2015 benefited from pricing a significant portion of 2015 tons sold following the harsh 2013-2014 winter season when the market was strong. Cost benefited from lower diesel fuel pricing and cost control efforts. Natural gas pricing fell to historically low levels due to mild winter weather in late 2015, and the competing fuel began to dispatch for electrical generation ahead of Power River Basin coal in some areas. This decrease in coal burn led to increasing generator stockpiles, further depressing demand.

Metallurgical — Adjusted EBITDAR for the period from January 1 through October 1, 2016 was negatively impacted by declines in metallurgical coal prices. Years of global oversupply from anemic economic growth and international overproduction, particularly from Australia, drove pricing down to levels that were unprofitable for most North American producers. Our metallurgical segment sold 5.1 million tons of metallurgical coal and 1.6 million tons of associated thermal coal in the period from January 1 through October 1, 2016. During the period we continued shifting volume to our lower cost Leer operation. Longwall operations accounted for approximately 65% of our shipment volume in the period.

Adjusted EBITDAR for the year ended December 31, 2015 was negatively impacted by declining metallurgical coal prices. Years of global oversupply from anemic economic growth and international overproduction, particularly from Australia, continued pressuring prices downward. During the year we shifted volume to lower cost operations, particularly the Leer operation. Longwall operations accounted for 59% of our shipment volume in 2015.

Other Thermal— Adjusted EBITDAR for the period from January 1 through October 1, 2016 was negatively impacted by demand destruction driven by historically low natural gas prices discussed in the Powder River Basin segment discussion above, and the lack of economic export opportunities. These conditions severely restricted tons sold and coal sales per ton sold at our West Elk and Coal Mac operations.

Adjusted EBITDAR for the year ended December 31, 2015 was negatively impacted by declining tons sold at our West Elk and Coal Mac operations related to low natural gas pricing and liquidated damages costs on logistics contracts.

Reconciliation of NON-GAAP measures

Non-GAAP Segment coal sales per ton sold

Non-GAAP Segment coal sales per ton sold is calculated as segment coal sales revenues divided by segment tons sold. Segment coal sales revenues are adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the statement of operations, but relate to price protection on the sale of coal. Segment coal sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment coal sales per ton sold provides useful information to investors as it better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Successor
Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	200	—	200
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	15,061	15,061
Transportation costs	17,437	149,212	75,491	1,022	243,162
Non-GAAP Segment coal sales revenues	$1,006,760	$738,627	$320,813	$—	$2,066,200
Tons sold	80,604	8,192	9,205
Coal sales per ton sold	$12.49	$90.17	$34.85

	Successor
October 2 through December 31, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$275,703	$200,377	$97,382	$2,226	$575,688
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	(112)	—	(112)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	2,181	2,181
Transportation costs	4,826	40,170	12,130	45	57,171
Non-GAAP Segment coal sales revenues	$270,877	$160,207	$85,364	$—	$516,448
Tons sold	21,824	2,442	2,510
Coal sales per ton sold	$12.41	$65.61	$34.01
	Predecessor
January 1 through October 1, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$726,747	$437,069	$213,052	$21,841	$1,398,709
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	448	—	448
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	19,368	19,368
Transportation costs	12,559	81,390	25,252	2,473	121,674
Non-GAAP Segment coal sales revenues	$714,188	$355,679	$187,352	$—	$1,257,219
Tons sold	54,911	6,692	5,181
Coal sales per ton sold	$13.01	$53.15	$36.16
	Predecessor
Year Ended December 31, 2015	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$1,448,440	$637,941	$428,809	$58,070	$2,573,260
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	(3,231)	—	(3,231)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	48,126	48,126
Transportation costs	22,137	81,554	67,598	9,944	181,233
Non-GAAP Segment coal sales revenues	$1,426,303	$556,387	$364,442	$—	$2,347,132
Tons sold	108,481	8,352	9,764
Coal sales per ton sold	$13.15	$66.62	$37.32

Non-GAAP Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the statement of operations, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Successor
Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$863,836	$646,911	$298,229	$34,118	$1,843,093
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,645)	—	—	—	(2,645)
Transportation costs	17,437	149,212	75,491	1,022	243,162
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	28,065	28,065
Other (operating overhead, certain actuarial, etc.)	—	—	—	5,031	5,031
Non-GAAP Segment cash cost of coal sales	849,044	497,699	222,738	—	1,569,480
Tons sold	80,604	8,192	9,205
Cash Cost Per Ton Sold	$10.53	$60.76	$24.20
	Successor
October 2 through December 31, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$220,714	$169,532	$66,811	$13,586	$470,644
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	363	—	—	—	363
Transportation costs	4,825	40,171	12,130	45	57,171
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	5,853	5,853
Fresh start coal inventory fair value adjustment	—	—	—	7,345	7,345
Other (operating overhead, certain actuarial, etc.)	—	—	—	344	344
Non-GAAP Segment cash cost of coal sales	$215,526	$129,361	$54,681	$—	$399,568
Tons sold	21,824	2,442	2,510
Cash Cost Per Ton Sold	$9.88	$52.98	$21.79

	Predecessor
January 1 through October 1, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$610,734	$425,345	$181,872	$46,513	$1,264,464
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(3,361)	—	(276)	(59)	(3,696)
Transportation costs	12,560	81,389	25,253	2,472	121,674
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	42,513	42,513
Other (operating overhead, certain actuarial, etc.)	—	—	—	1,587	1,587
Non-GAAP Segment cash cost of coal sales	$601,535	$343,956	$156,895	$—	$1,102,386
Tons sold	54,911	6,692	5,181
Cash Cost Per Ton Sold	$10.95	$51.40	$30.28
	Predecessor
Year Ended December 31, 2015	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$1,157,258	$568,971	$340,738	$105,785	$2,172,753
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(7,750)	—	(332)	(80)	(8,162)
Transportation costs	22,137	81,553	67,598	9,945	181,233
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	79,290	79,290
Other (operating overhead, certain actuarial, etc.)	—	—	—	16,630	16,630
Non-GAAP Segment cash cost of coal sales	$1,142,871	$487,418	$273,472	$—	$1,903,762
Tons sold	108,481	8,352	9,764
Cash Cost Per Ton Sold	$10.54	$58.36	$28.01

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

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Net income (loss)	$238,450	$33,449	$1,242,081	$(2,913,142)
Income tax benefit (provision)	(35,255)	1,156	(4,626)	(373,380)
Interest expense, net	24,256	10,754	133,235	393,549
Depreciation, depletion and amortization	122,464	32,604	191,581	379,345
Accretion on asset retirement obligations	30,209	7,634	24,321	33,680
Amortization of sales contracts, net	53,985	796	(728)	(8,811)
Asset impairment and mine closure costs	—	—	129,267	2,628,303
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	—	—	116,343
Gain on sale of Lone Mountain Processing, Inc.	(21,297)	—	—	—
Net loss resulting from early retirement of debt and debt restructuring	2,547	—	2,213	27,910
Reorganization items, net	2,398	759	(1,630,041)	—
Fresh start coal inventory fair value adjustment	—	7,345	—	—
Adjusted EBITDAR	417,757	94,497	87,303	283,797
EBITDAR from idled or otherwise disposed operations	9,113	2,795	14,514	23,605
Selling, general and administrative expenses	86,821	22,836	59,343	98,783
Other	(9,187)	(2,385)	(4,676)	(11,962)
Segment Adjusted EBITDAR from coal operations	$504,504	$117,743	$156,484	$394,223

Other includes primarily income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.

For the Successor year ended December 31, 2017, other consists primarily of net income from equity investments of $8.5 million.

For the Successor period from October 2 through December 31, 2016, other consists primarily of net income from equity investments of $1.7 million.

For the Predecessor period from January 1 through October 1, 2016 Other consists primarily of net income from equity investments of $5.3 million.

For the Predecessor year ended December 31, 2015 Other consists primarily of net income from equity investments of $7.9 million.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017 our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. During the year ended December 31, 2017, we repurchased 3,977,215 shares of our stock for approximately $301.5 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. During the year ended December 31, 2017, we paid three quarterly cash dividends of $0.35 per share, totaling approximately $24.4 million. On February 13, 2018 we announced an increased in the quarterly dividend to $0.40 per share. The next dividend is scheduled to be paid on March 15, 2018 to stockholders of record at the close of business on March 5, 2018.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. Our dividend policy and share repurchase program will be implemented in a manner that will result in maintaining cash levels similar to those we have seen over the past year. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

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

On September 25, 2017, we entered into the First Amendment (the “Amendment”) to the New Term Loan Debt Facility. The Amendment reduces the interest rate on the term loan facility to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%.

The term loans provided under the New Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the New Term Loan Debt Facility see Note 14 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on our Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% which is the spread on the LIBOR term loan as amended. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings. For further information regarding the interest rate swaps see Note 14 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 14 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

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

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at our option, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees. For further information regarding the New Inventory Facility see Note 14 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On December 31, 2017 we had total liquidity of approximately $434 million including $429 in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Cash provided by (used in):
Operating activities	$396,473	$84,192	$(228,218)	$(44,367)
Investing activities	(59,802)	17,984	15,134	(180,341)
Financing activities	(368,656)	2,709	(37,210)	(58,742)

Cash Flow - Successor

Cash provided by operating activities in the year ended December 31, 2017 resulted from strong international coking coal markets, stable Powder River Basin thermal markets, and improving international thermal coal market conditions. Our operating cost performance provided significant cash margins in these market conditions, particularly in the metallurgical segment as discussed in the Operational Performance section above. In addition, low cash interest expense contributed to the cash provided by operating activities.

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

Cash used in investing activities in the year ended December 31, 2017 resulted from the net purchase of short term investments of approximately $69 million and capital expenditures of approximately $59 million. Capital expenditures in 2017 were at minimal levels. These uses of cash were partially offset by withdrawals of restricted cash as reduced collateral requirements and the utilization of the New Inventory Facility resulted in no cash being necessary to support letters of credit at the end of the year.

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

Cash used in financing activities in the year ended December 31, 2017 resulted from purchases of treasury stock, payment of quarterly dividends, net payments on outstanding debt, and financing costs associated with our New Term Loan Debt Facility, Extended Securitization Facility, and New Inventory Facility discussed above. For further information regarding our debt facilities see Note 14 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

Cash provided by financing activities in the Successor period October 2 through December 31, 2016 resulted from insurance premium financing proceeds partially offset by the first principal amortization payment on our prior term loan.

Cash Flow - Predecessor

Cash used in operating activities in the Predecessor period January 1 through October 1, 2016 resulted from difficult market conditions for all of our products as discussed in the Operational Performance section above. In addition significant cash interest expense and cash restructuring costs impacted cash used in operating activities.

Cash used in operating activities in the year ended December 31, 2015 resulted from deteriorating market conditions and high cash interest expenses.

Cash provided by investing activities in the Predecessor period January 1 through October 1, 2016 resulted from the net proceeds from sale of short term investments and withdrawals of restricted cash as collateral requirements under the Predecessor securitization facility diminished over the period. These benefits were partially offset by capital expenditures that were effectively managed to minimal levels, but did include the final of five annual $60 million lease by application bonus bid payments for reserves acquired in the Powder River Basin.

Cash used in investing activities in the year ended December 31, 2015 resulted from deposits of restricted cash as collateral requirements under the Predecessor securitization facility increased over the 2015 period, capital expenditures including the fourth of five annual $60 million lease by application bonus bid payments for reserves acquired in the Powder River Basin, partially offset by net proceeds from the sale of short term investments.

Cash used in financing activities in the Predecessor period January 1 through October 1, 2016 resulted from financing costs associated with the previous term loan facility and securitization facility, insurance premium financing payments, and expenses related to pre-filing debt restructuring costs.

Cash used in financing activities in the year ended December 31, 2015 resulted from expenses related to pre-filing debt restructuring costs, principal payments on our pre-filing term loan, and payments on other debt.

Contractual Obligations

	Payments Due by Period
	2018	2019-2020	2021-2022	after 2022	Total
	(Dollars in thousands)
Long-term debt, including related interest	$32,287	$52,224	$40,023	$299,854	$424,388
Operating leases	5,936	6,914	4,010	8,292	25,152
Coal lease rights	3,582	12,879	14,219	34,371	65,051
Coal purchase obligations	11,207	—	—	—	11,207
Unconditional purchase obligations	85,947	—	—	—	85,947
Total contractual obligations	$138,959	$72,017	$58,252	$342,517	$611,745

The related interest on long-term debt was calculated using rates in effect at December 31, 2017 for the remaining term of outstanding borrowings.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $328.7 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies” below, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. Please see the notes to our Consolidated Financial Statements for more information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. Please see the section entitled “Critical Accounting Policies” below for more information about these assumptions. We expect to make contributions of $0.4 million to our pension plans in 2018, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted July 6, 2012. MAP-21 does not reduce our obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

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
We use a combination of surety bonds, letters of credit and cash to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2017:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total
	(Dollars in thousands)
Surety bonds	$531,735	$31,244	$17,334	$6,029	$586,342
Letters of credit	7,428	—	94,499	1,354	103,281
Cash on deposit with others	2,596	—	11,132	—	13,728

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
Fresh Start Accounting
On the plan Effective Date, the Company applied fresh start accounting which required the Company to allocate our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations.
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
Derivative Financial Instruments
We utilize derivative instruments to manage exposures to commodity prices and interest rate risk on long-term debt. Additionally, we may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by us over a reasonable period in the normal course of business, they are not recognized on the balance sheet.

Certain derivative instruments are designated as the hedge instrument in a hedging relationship. In a cash flow hedge, we hedge the risk of changes in future cash flows related to the underlying item being hedged. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income. Amounts in other comprehensive income are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged.
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
For additional information on impairment charges related to this filing, see Note 6, “Impairment Charges and Mine Closure Costs” to the Consolidated Financial Statements.
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
Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2017, our balance sheet reflected asset retirement obligation liabilities of $328.7 million, including amounts classified as a current liability. As of December 31, 2017, we estimate the aggregate undiscounted cost of final mine closures to be approximately $780.4 million.
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
The calculation of our net periodic benefit costs (pension expense) and benefit obligation (pension liability) associated with our defined benefit pension plans requires the use of a number of assumptions. These assumptions are summarized in Note 21, “Employee Benefit Plans”, to the Consolidated Financial Statements. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions.

•
The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 39% equity and 61% fixed income securities. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumptions are less than the plan’s actual life-to-date returns. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2017 would have been an increase in expense of approximately $1.3 million.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. The determination of the discount rate was updated from our actuary’s proprietary Yield Curve model, under which the expected benefit payments of the plan are matched against a series of spot rates from a market basket of high quality fixed income securities. The impact of lowering the discount rate 0.5% for 2017 would have been an decrease in expense of approximately $0.9 million.

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
Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. A change of 0.5% in these assumptions would not have had a significant impact on the benefit costs in 2017 .
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
A valuation allowance is difficult to avoid when the company is in a cumulative loss position. A cumulative loss position is defined as a cumulative pre-tax loss for the current and the two preceding years. As our recent cumulative losses constitute significant negative evidence with regards to future taxable income, we have relied solely on the expected reversal of taxable temporary differences to support the future realization of our deferred tax assets. We perform a detailed scheduling process of our net taxable temporary differences.

Valuation allowances were established in prior years for federal and state net operating losses and tax credits that were not offset by the reversal of other net taxable temporary differences before the expiration of the attribute.
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
On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.
The Company has not completed its analysis for the income tax effects of the Act but has provided its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance and interpretations available as of the date of this filing for the items noted below. The Company anticipates finalizing the analysis for the estimate by December 31, 2018, within the one year measurement period under SAB 118, for the following items:

•
Remeasurement of deferred taxes: deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $330.9 million of income tax expense, with an offsetting valuation allowance adjustment. Finalization of the remeasurement of deferred taxes will occur upon finalization of 2017 taxable income and attribute carryback claims.

•
One-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings: The provisional amount of income tax expense related to the mandatory deemed repatriation of foreign earnings was $1.5 million based on cumulative foreign earnings of $4.2 million. The deemed repatriation tax is completely offset with net operating loss carryforwards, with an offsetting valuation allowance adjustment. Finalization of 2017 earnings and profits calculations and receipt of further guidance in the form of Notices or Regulations may change the provisional calculation.

•
Elimination of the corporate AMT regime: Existing AMT credits as of December 31, 2017 will be refunded over the next four years. The refund may be subject to a sequestration reduction rate of approximately 6.6%. The Company has provisionally determined that it will receive a refund of existing AMT credits of approximately $22.4 million after an estimated sequestration reduction of $1.5 million. The valuation allowance previously recorded against these credits has been released and a tax benefit of $22.4 million was recorded. The Company’s accounting policy regarding the balance sheet presentation of the AMT credits is to record the balance as a deferred tax asset until a return is filed claiming a refund of a portion of the credit, at which time the amount will be presented as a tax receivable. Finalization of the AMT credit balance will occur upon finalization of 2017 taxable income and attribute carryback claims as well as the receipt of further guidance in the form of Notices or Regulations.

•
Elimination of executive compensation exemptions: The Act made changes to the $1 million limit on deductible compensation paid to certain “covered” employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded a provisional amount of $0.2 million of tax expense, with an offsetting valuation allowance adjustment. The Act contains transitional rules, the implementation of which is uncertain at this time. The Company is still analyzing related aspects of the Act including the impact of the transitional rules. The provisional amount detailed above may change when further guidance is released that addresses these rules.

Other provisions in the Act that may impact the company in future years include limitations on interest expense deductions and the global intangible low-taxed income “GILTI” rules covering foreign income earned in low-tax countries. There was no impact recorded for these changes in the 2017 provision. Additional work is necessary to do a more detailed review of the Act, but is anticipated to be completed by December 31, 2018.
At December 31, 2017 additional tax losses were realized primarily as a result of the reversal of deductible temporary differences and percentage depletion. A $35.7 million benefit was recorded from the release of valuation allowance offsetting alternative minimum tax credits that have become refundable by the Act, as well as carryback claims filed in the fourth quarter related to specific liability losses that resulted in claims for refund of previously paid alternative minimum taxes. At December 31, 2017 a $610.5 million valuation allowance fully offsets all net deferred tax assets, other than alternative minimum tax credits.

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

Our commitments for 2018 are as follows:

	2018
	Tons	$ per ton
Metallurgical	(in millions)
Committed, Priced Coking	1.7	$103.96
Committed, Unpriced Coking	2.6

Committed, Priced Thermal	0.5	$30.43
Committed, Unpriced Thermal	—

Powder River Basin
Committed, Priced	62.1	$11.95
Committed, Unpriced	2.3

Other Thermal
Committed, Priced	7.7	$36.88
Committed, Unpriced	—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2017. The estimated future realization of the value of the trading portfolio is $1.2 million of losses in 2018.

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

During the year ended December 31, 2017, VaR for our coal trading positions that are recorded at fair value through earnings ranged from $0 to $1.0 million. The linear mean of each daily VaR was $0.2 million. The final VaR at December 31, 2017 was under $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the year ended December 31, 2017 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0 to $1.1 million. The linear mean of each daily VaR was $0.3 million. The final VaR at December 31, 2017 was $0.8 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 42 to 46 million gallons of diesel fuel for use in our operations during 2018. We may enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2017, we had purchased heating oil call options for approximately 26 million gallons for the purpose of protecting against substantial increases in price relating to 2018 diesel purchases. These positions reduce our risk of cash flow fluctuations related to these fuel purchases but the positions are not accounted for as hedges. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives. We also at times have purchased heating oil call options to manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices. At December 31, 2017, we had no positions outstanding for this purpose.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2017, of our $334.3 million principal amount of debt outstanding, approximately $297.8 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in an annualized increase in interest expense based on interest rates in effect at December 31, 2017, because we have fixed the LIBOR portion of the interest rate on our term loan using interest rate swaps. See Note 14, “Debt and Financing Arrangements” to the Consolidated Financial Statements for additional information on the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the opinion of independent registered public accounting firm and management’s report on internal control over financial reporting included within the Financial Statement section of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the disclosures contained in Part I of this report under the caption “Executive Officers of the Registrant”, the information required under this item is incorporated herein by reference to “Director Qualifications, Diversity and Biographies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct,” “Nomination Process for Election of Directors” and “Board Meetings and Committees” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required under this item is incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Inside Participation” and “Personnel and Compensation Committee Report” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this item is incorporated herein by reference to “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this item is incorporated herein by reference to “Director Independence” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item is incorporated herein by reference to “Fees Paid to Auditors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
Reference is made to the index set forth on page F-1 of this report.
Financial Statement Schedules
The following financial statement schedule of Arch Coal, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F- 63
All other financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.
Exhibits
Reference is made to the Exhibit Index on the following page.

ITEM 16.	FORM 10-K SUMMARY.
None.

Exhibits to be included in 10-K

Description
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

10.7
First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Coal’s Current Report on Form 8-K filed on October 31, 2017).

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

80

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

10.22*
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.24*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.25	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.26*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.27*	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.28*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.29*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.30*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.31	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.32
Stock Repurchase Agreement dated September 13, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 19, 2017).

81

10.33
Stock Repurchase Agreement dated December 8, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP and Monarch Debt Recovery Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2017).

21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95.1	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is ''unaudited" and "unreviewed."

* Denotes a management contract or compensatory plan or arrangement.

82

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
/s/ John W. Eaves
John W. Eaves Chief Executive Officer, Director
February 23, 2018

83

Signatures	Capacity	Date
/s/ John W. Eaves
John W. Eaves	Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2018

/s/ John T. Drexler
John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2018

/s/ John W. Lorson
John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018

*
James N. Chapman	Chairman	February 23, 2018

*
Patrick J. Bartels, Jr.	Director	February 23, 2018

*
Sherman K. Edmiston III	Director	February 23, 2018

*
Patrick A. Kriegshauser	Director	February 23, 2018

*
Richard A. Navarre	Director	February 23, 2018

*
Scott D. Vogel	Director	February 23, 2018

84

*By	/s/ Robert G. Jones
Robert G. Jones, Attorney-in-Fact

85

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F- 2
Report of Management	F- 4

Consolidated Statements of Operations:
For the year ended December 31, 2017 (Successor); October 2, 2016 through December 31, 2016 (Successor); January 1, 2016 through October 1, 2016 (Predecessor); and the year ended December 31, 2015 (Predecessor)
F- 5

Consolidated Statements of Comprehensive Income (loss):
For the year ended December 31, 2017 (Successor); October 2, 2016 through December 31, 2016 (Successor); January 1, 2016 through October 1, 2016 (Predecessor); and the year ended December 31, 2015 (Predecessor)
F- 6

Consolidated Balance Sheets at December 31, 2017 and 2016	F- 7

Consolidated Statements of Cash Flows:
For the year ended December 31, 2017 (Successor); October 2, 2016 through December 31, 2016 (Successor); January 1, 2016 through October 1, 2016 (Predecessor); and the year ended December 31, 2015 (Predecessor)
F- 8

Consolidated Statements of Stockholders’ Equity (Deficit):
For the year ended December 31, 2017 (Successor); October 2, 2016 through December 31, 2016 (Successor); January 1, 2016 through October 1, 2016 (Predecessor); and the year ended December 31, 2015 (Predecessor)

F- 9

Notes to Consolidated Financial Statements	F- 10
Financial Statement Schedule	F- 63

F- 1

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), the period from January 1, 2016 through October 1, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor) and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), the period from January 1, 2016 through October 1, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1997.

St. Louis, Missouri
February 23, 2018

F- 2

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arch Coal, Inc. and subsidiaries internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arch Coal, Inc. (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Arch Coal, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), the period from January 1, 2016 through October 1, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor) and the related notes and financial statement schedule listed in the Index at Item 15 of the Company, and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young, LLP

St. Louis, Missouri
February 23, 2018

F- 3

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company’s internal control over financial reporting as of December 31, 2017.

F- 4

Arch Coal, Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015

Revenues	$2,324,623	$575,688	$1,398,709	$2,573,260
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	1,843,093	470,644	1,264,464	2,172,753
Depreciation, depletion and amortization	122,464	32,604	191,581	379,345
Accretion on asset retirement obligations	30,209	7,634	24,321	33,680
Amortization of sales contracts, net	53,985	796	(728)	(8,811)
Change in fair value of coal derivatives and coal trading activities, net	7,222	396	2,856	(1,583)
Asset impairment and mine closure costs	—	—	129,267	2,628,303
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	—	—	116,343
Selling, general and administrative expenses	86,821	22,836	59,343	98,783
Gain on sale of Lone Mountain Processing, Inc.	(21,297)	—	—	—
Other operating (income) expense, net	(30,270)	(5,340)	(15,257)	19,510
	2,092,227	529,570	1,655,847	5,438,323
Income (loss) from operations	232,396	46,118	(257,138)	(2,865,063)

Interest expense, net
Interest expense	(26,905)	(11,241)	(135,888)	(397,979)
Interest and investment income	2,649	487	2,653	4,430
	(24,256)	(10,754)	(133,235)	(393,549)

Income (loss) before nonoperating expenses	208,140	35,364	(390,373)	(3,258,612)

Nonoperating income (expense)
Net loss resulting from early retirement of debt and debt restructuring	(2,547)	—	(2,213)	(27,910)
Reorganization income (loss), net	(2,398)	(759)	1,630,041	—
	(4,945)	(759)	1,627,828	(27,910)

Income (loss) before income taxes	203,195	34,605	1,237,455	(3,286,522)
Provision for (benefit from) income taxes	(35,255)	1,156	(4,626)	(373,380)
Net income (loss)	238,450	33,449	1,242,081	(2,913,142)

Earnings (loss) per common share
Basic earnings (loss) per common share	$10.05	$1.34	$58.33	$(136.86)

Diluted earnings (loss) per common share	$9.84	$1.31	$58.28	$(136.86)

Weighted average shares outstanding
Basic weighted average shares outstanding	23,725	25,002	21,293	21,285

Diluted weighted average shares outstanding	24,240	25,469	21,313	21,285

The accompanying notes are an integral part of the consolidated financial statements.

F- 5

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015

Net income (loss)	$238,450	$33,449	$1,242,081	$(2,913,142)

Derivative instruments
Comprehensive income (loss) before tax	647	—	(532)	(3,477)
Income tax benefit (provision)	—	—	80	1,252
	647	—	(452)	(2,225)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(4,347)	24,067	(1,848)	(5,592)
Income tax benefit (provision)	—	—	483	2,011
	(4,347)	24,067	(1,365)	(3,581)
Available-for-sale securities
Comprehensive income (loss) before tax	(387)	387	2,968	1,185
Income tax benefit (provision)	—	—	(1,042)	(435)
	(387)	387	1,926	750

Total other comprehensive income (loss)	(4,087)	24,454	109	(5,056)
Total comprehensive income (loss)	$234,363	$57,903	$1,242,190	$(2,918,198)

The accompanying notes are an integral part of the consolidated financial statements.

F- 6

Arch Coal, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$273,387	$305,372
Short term investments	155,846	88,072
Restricted cash	—	71,050
Trade accounts receivable	172,604	184,483
Other receivables	29,771	19,877
Inventories	128,960	113,462
Other current assets	70,426	96,306
Total current assets	830,994	878,622

Property, plant and equipment
Coal lands and mineral rights	390,920	387,591
Plant and equipment	445,407	418,182
Deferred mine development	267,063	280,323
	1,103,390	1,086,096
Less accumulated depreciation, depletion and amortization	(147,442)	(32,493)
Property, plant and equipment, net	955,948	1,053,603
Other assets
Prepaid royalties	4,280	—
Deferred income taxes	22,520	—
Equity investments	106,107	96,074
Other noncurrent assets	59,783	108,298
Total other assets	192,690	204,372
Total assets	$1,979,632	$2,136,597
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$134,137	$95,953
Accrued expenses and other current liabilities	184,161	205,240
Current maturities of debt	15,783	11,038
Total current liabilities	334,081	312,231
Long-term debt	310,134	351,841
Asset retirement obligations	308,855	337,227
Accrued pension benefits	14,036	38,884
Accrued postretirement benefits other than pension	102,369	101,445
Accrued workers’ compensation	184,835	184,568
Other noncurrent liabilities	59,457	63,824
Total liabilities	1,313,767	1,390,020
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 and 25,002 shares at December 31, 2017 and 2016, respectively	250	250
Paid-in capital	700,125	688,424
Treasury stock, 3,977 shares at December 31, 2017, at cost	(302,109)	—
Retained earnings	247,232	33,449
Accumulated other comprehensive income (loss)	20,367	24,454
Total stockholders’ equity	665,865	746,577
Total liabilities and stockholders’ equity	$1,979,632	$2,136,597

The accompanying notes are an integral part of the consolidated financial statements.

F- 7

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015

Operating activities
Net income (loss)	$238,450	$33,449	$1,242,081	$(2,913,142)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	122,464	32,604	191,581	379,345
Accretion on asset retirement obligations	30,209	7,634	24,321	33,680
Amortization of sales contracts, net	53,985	796	(728)	(8,811)
Prepaid royalties expensed	2,905	2,587	4,791	8,109
Deferred income taxes	(21,965)	3	(419)	(367,210)
Employee stock-based compensation expense	10,437	1,032	2,096	5,760
Gains on disposals and divestitures	(24,327)	(485)	(6,628)	(2,270)
Asset impairment and noncash mine closure costs	—	—	119,194	2,613,345
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	—	—	116,343
Amortization relating to financing activities	3,736	467	12,800	25,241
Net loss resulting from early retirement of debt and debt restructuring	2,547	—	2,213	27,910
Non-cash bankruptcy reorganization items	—	—	(1,775,910)	—
Changes in:
Receivables	8,370	(22,196)	(42,786)	98,212
Inventories	(19,626)	24,870	34,440	(6,534)
Coal derivative assets and liabilities	6,040	1,662	5,678	973
Accounts payable, accrued expenses and other current liabilities	17,173	34,129	15,316	(15,532)
Asset retirement obligations	(20,584)	(4,535)	(12,041)	(17,040)
Pension, postretirement and other postemployment benefits	(15,253)	(5,625)	(15,692)	4,800
Other	1,912	(22,200)	(28,525)	(27,546)
Cash provided by (used in) operating activities	396,473	84,192	(228,218)	(44,367)
Investing activities
Capital expenditures	(59,205)	(15,214)	(82,434)	(119,024)
Minimum royalty payments	(5,296)	(63)	(305)	(5,871)
Proceeds from disposals and divestitures	12,920	572	(2,921)	2,191
Purchases of short term investments	(258,948)	—	(98,750)	(246,735)
Proceeds from sales of short term investments	190,064	23,000	185,859	290,205
Proceeds from sale of investments in equity investments and securities	—	—	1,147	2,259
Investments in and advances to affiliates, net	(10,173)	(823)	(3,441)	(11,502)
Withdrawals (deposits) of restricted cash	70,836	10,512	15,979	(91,864)
Cash provided by (used in) investing activities	(59,802)	17,984	15,134	(180,341)
Financing activities
Proceeds from issuance of term loan due 2024	298,500	—	—	—
Payments to extinguish term loan due 2021	(325,684)	—	—	—
Payments on term loan	(2,250)	(816)	—	(19,500)
Net receipts (payments) on other debt	(694)	3,374	(11,986)	(11,332)
Debt financing costs	(10,149)	—	(23,011)	—
Dividends paid	(24,369)	—	—	—
Purchases of treasury stock	(301,512)	—	—	—
Expenses related to debt restructuring	(2,360)	—	(2,213)	(27,910)
Other	(138)	151	—	—
Cash provided by (used in) financing activities	(368,656)	2,709	(37,210)	(58,742)
Increase (decrease) in cash and cash equivalents	(31,985)	104,885	(250,294)	(283,450)
Cash and cash equivalents, beginning of period	305,372	200,487	450,781	734,231
Cash and cash equivalents, end of period	$273,387	$305,372	$200,487	$450,781
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$34,691	$39,620	$79,979	$283,337
Cash refunded during the period for income taxes, net	$7,958	$287	$49	$4,138
The accompanying notes are an integral part of the consolidated financial statements.

F- 8

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Years Ended December 31, 2017

			Treasury	Retained Earnings	Accumulated Other
	Common	Paid-In	Stock, at	(Accumulated	Comprehensive
	Stock	Capital	Cost	Deficit)	Income (Loss)	Total
	(In thousands, except per share data)
Predecessor Company
BALANCE AT JANUARY 1, 2015	$2,141	$3,048,460	$(53,863)	$(1,331,825)	$3,241	$1,668,154
Total comprehensive loss	—	—	—	(2,913,142)	(5,056)	(2,918,198)
Issuance of 64 shares of common stock under the stock incentive plan-restricted stock and restricted stock units, net of forfeitures	4	(9)	—	—	—	(5)
Employee stock-based compensation expense	—	5,760	—	—	—	5,760
BALANCE AT DECEMBER 31, 2015	$2,145	$3,054,211	$(53,863)	$(4,244,967)	$(1,815)	$(1,244,289)
Total comprehensive income	—	—	—	1,242,081	109	1,242,190
Employee stock-based compensation expense	—	2,099	—	—	—	2,099
Elimination of predecessor equity	(2,145)	(3,056,310)	53,863	3,002,886	1,706	—
BALANCE AT OCTOBER 1, 2016	$—	$—	$—	$—	$—	$—
Successor Company
Issuance of successor equity	250	687,233	—	—	—	687,483
Employee stock-based compensation	—	1,032	—	—	—	1,032
Warrants exercised	—	159	—	—	—	159
Total comprehensive income	—	—	—	33,449	24,454	57,903
BALANCE AT DECEMBER 31, 2016	$250	$688,424	$—	$33,449	$24,454	$746,577
Dividends on common shares ($0.35/share)	$—	$—	$—	$(24,667)	$—	$(24,667)
Employee stock-based compensation	—	10,437	—	—	—	10,437
Issuance of 17,233 shares of common stock under long-term incentive plans	—	1,244	—	—	—	1,244
Warrants exercised	—	20	—	—	—	20
Purchase of 3,977,215 shares of common stock under share repurchase program	—	—	(302,109)	—	—	(302,109)
Total comprehensive income (loss)	—	—	—	238,450	(4,087)	234,363

BALANCE AT DECEMBER 31, 2017	$250	$700,125	$(302,109)	$247,232	$20,367	$665,865

F- 9

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

On the Plan Effective Date, the Company applied fresh start accounting which required the Company to allocate its reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. In addition to fresh start accounting, the Company’s consolidated financial statements reflect all impacts of the transactions contemplated by the Plan. Under the provisions of fresh start accounting, a new entity has been created for financial reporting purposes. The Company selected an accounting convenience date of October 1, 2016 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date does not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after October 2, 2016; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through October 1, 2016 which includes the impact of the Plan provisions and the application of fresh start accounting. As such, the Company’s financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start accounting and prior to the accounting for the effects of the Plan.

F- 10

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
Investments and Membership Interests in Joint Ventures
Investments and membership interests in joint ventures are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company’s share of the entity’s income or loss is reflected in “Other operating expense (income), net” in the consolidated statements of operations. Information about investment activity is provided in Note 10 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Ventures.”
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
Sales Contracts
Coal supply agreements (sales contracts) valued during fresh start accounting or acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of a sales contract is determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. See Note 11 to the Consolidated Financial Statements, “Sales Contracts” for further information related to the Company’s sales contracts.
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

F- 11

Property, Plant and Equipment
Plant and Equipment
Plant and equipment were recorded at fair value at emergence during fresh start accounting; subsequent purchases of property, plant and equipment have been recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. The Company did not capitalize any interest costs during years ended December 31, 2017 and 2016, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.
Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 7 to 18 years. The useful lives of buildings and leasehold improvements generally range from 1 to 21 years.
Deferred Mine Development
Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. Costs may include construction permits and licenses; mine design; construction of access roads, shafts, slopes and main entries; and removing overburden to access reserves in a new pit. Additionally, deferred mine development includes the asset cost associated with asset retirement obligations. Coal sales revenue related to incidental production during the development phase will be recorded as coal sales revenue with an offset to cost of coal sales based on the estimated cost per ton sold for the mine when the asset is in place for its intended use.
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
The net book value of the Company’s coal interests was $361.2 million and $381.0 million at December 31, 2017 and 2016, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.
The Company currently does not have any future lease bonus payments.
Depreciation, depletion and amortization
The depreciation, depletion and amortization related to long-lived assets is reflected in the statement of operations as a separate line item. No depreciation, depletion or amortization is included in any other operating cost categories.
Impairment
If facts and circumstances suggest that the carrying value of a long-lived asset or asset group may not be recoverable, the asset or asset group is reviewed for potential impairment. If this review indicates that the carrying amount of the asset will not be recoverable through projected undiscounted cash flows generated by the asset and its related asset group over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its fair value. The Company may, under certain circumstances, idle mining operations in response to market conditions or other factors. Because an idling is not a permanent closure, it is not considered an automatic indicator of impairment. See additional discussion in Note 6 to the Consolidated Financial Statements, “Impairment Charges and Mine Closure Costs.”
Deferred Financing Costs
The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility with no balance outstanding are shown as an asset. The unamortized balance of deferred financing costs shown as an asset was $5.3 million at December 31, 2017, with $2.3 million classified as current; the unamortized balance of deferred financing costs shown as an asset at December 31, 2016 was $5.2 million with $1.9 million classified as current. The current amounts are classified within “Other current assets” and the noncurrent amounts are classified within

F- 12

“Other noncurrent assets.” For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 14 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”
Revenue Recognition
Revenues include sales to customers of coal produced at Company operations and coal purchased from third parties. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues.
Other Operating Expense (Income), net
Other operating expense (income), net in the accompanying consolidated statements of operations reflects income and expense from sources other than physical coal sales, including: bookouts, or the practice of offsetting purchase and sale contracts for shipping convenience purposes; contract settlements; liquidated damage charges related to unused terminal and port capacity; royalties earned from properties leased to third parties; income from equity investments (Note 10, “Equity Method Investments and Membership Interests in Joint Ventures”); non-material gains and losses from divestitures and dispositions of assets; and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes (Note 12, “Derivatives”).
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
Derivative Instruments
The Company generally utilizes derivative instruments to manage exposures to commodity prices and interest rate risk on long-term debt. Additionally, the Company may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized in the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by the Company over a reasonable period in the normal course of business, they are not recognized on the balance sheet.
Certain derivative instruments are designated as the hedge instrument in a hedging relationship. In a fair value hedge, the Company hedges the risk of changes in the fair value of a firm commitment, typically a fixed-price coal sales contract. Changes in both the hedged firm commitment and the fair value of a derivative used as a hedge instrument in a fair value hedge are recorded in earnings. In a cash flow hedge, the Company hedges the risk of changes in future cash flows related to the underlying item being hedged. Changes in the fair value of the derivative instrument used as a hedge instrument in a cash flow hedge are recorded in other comprehensive income or loss. Amounts in other comprehensive income or loss are reclassified to earnings when the hedged transaction affects earnings and are classified in a manner consistent with the transaction being hedged. The Company formally documents the relationships between hedging instruments and the respective hedged items, as well as its risk management objectives for hedge transactions.

F- 13

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
Benefit Plans
The Company has non-contributory defined benefit pension plans covering most of its salaried and hourly employees. On January 1, 2015 the Company’s cash balance and excess pension plans were amended to freeze new service credits for any new or active employee. The Company also currently provides certain postretirement medical and life insurance coverage for eligible employees. The cost of providing these benefits is determined on an actuarial basis and accrued over the employee’s period of active service.
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
Stock-Based Compensation
The compensation cost of all stock-based awards is determined based on the grant-date fair value of the award, and is recognized over the requisite service period. The grant-date fair value of option awards and restricted stock awards with a market condition is determined using a Monte Carlo simulation. Compensation cost for an award with performance conditions is accrued if it is probable that the conditions will be met. The Company accounts for forfeitures as they occur. See further discussion in Note 19, “Stock-Based Compensation and Other Incentive Plans.”

F- 14

Recently Adopted Accounting Guidance
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted all provisions of this new accounting standard in the first quarter of 2017 and changed its forfeiture policy to recognize the impact of forfeitures when they occur from estimating expected forfeitures in determining stock-based compensation expense. There was no material impact to the Company's financial statements.

Recent Accounting Guidance Issued Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the current standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company has concluded its adoption, using the modified retrospective method, will not have a material impact on its consolidated financial statements and there will be no cumulative adjustment to retained earnings. The Company also reviewed the disclosure requirements under the new standard and is compiling information needed for the expanded disclosures required during the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The amendment requires the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The new guidance will be effective for fiscal years beginning after December 15, 2017 and the interim periods therein, with early adoption permitted. The amendments in the classification should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, the prospective application is permitted. The Company plans to adopt the guidance in this standard during the first quarter of 2018.

In October 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows-Restricted Cash.” The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company plans to adopt the guidance in this standard during the first quarter of 2018.

F- 15

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. Additionally, only the service cost component will be eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal year; early adoption is permitted. The Company plans to adopt the guidance in this standard during the first quarter of 2018.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company anticipates early adopting the standard in the first quarter of 2018, although we do not expect a significant impact to the Company’s financial results.

F- 16

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

On the Plan Effective Date, the Company applied fresh start accounting which required the Company to allocate its reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. In addition to fresh start accounting, the Company’s consolidated financial statements reflect all impacts of the transactions contemplated by the Plan. Under the provisions of fresh start accounting, a new entity has been created for financial reporting purposes. The Company selected an accounting convenience date of October 1, 2016 for purposes of applying fresh start accounting as the activity between the convenience date and the Effective Date does not result in a material difference in the results. References to “Successor” in the financial statements and accompanying footnotes are in reference to reporting dates on or after October 2, 2016; references to “Predecessor” in the financial statements and accompanying footnotes are in reference to reporting dates through October 1, 2016 which includes the impact of the Plan provisions and the application of fresh start accounting. As such, the Company’s financial statements for the Successor will not be comparable in many respects to its financial statements for periods prior to the adoption of fresh start accounting and prior to the accounting for the effects of the Plan.

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

F- 17

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

F- 18

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

F- 19

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

The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an assets or business by calculating the present value of expected future cash flows by that asset or business. The basis of the DCF analysis was the Company’s prepared projections which included a variety of estimates and assumptions, such as pricing and demand for coal. The Company’s pricing was based on its view of the market taking into account third party forward pricing curves adjusted for the quality of products sold by the Company. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the DCF analysis included projected revenue, cost and cash flows for the years ending December 31, 2016 through each respective mine life and represented the Company’s best estimates at the time the analysis was prepared. The DCF analysis was completed using discount rates at a range of estimated weighted average costs of capital ranging from 13.25% to 15.25% . The DCF analysis involves complex considerations and judgments concerning appropriate discount rates. Due to the unobservable inputs to the valuation, the fair value would be considered Level 3 in the fair value hierarchy.

F- 20

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

F- 21

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

F- 22

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

F- 23

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

F- 24

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

F- 25

Reorganization Items, Net

In accordance with ASC 852, the statement of operations shall portray the results of operations of the reporting entity while it is in Chapter 11. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

The Company’s reorganization items, net for the respective periods are as follows:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Gain on settlement of claims (per above)	$—	$—	$4,142,104	$—
Fresh start adjustments, net (per above)	—	—	(2,466,010)	—
Professional fees	(2,398)	(759)	(46,053)	—

	$(2,398)	$(759)	$1,630,041	$—

Professional fees directly related to the reorganization include fees associated with advisors to the Company, certain secured creditors and the Creditors’ Committee. During the Successor period ended December 31, 2017, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

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

F- 26

4. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss):

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (Loss)
	(In thousands)
Predecessor Company
January 1, 2016	$325	$(721)	$(1,419)	$(1,815)
Unrealized gains (losses)	(138)	—	701	563
Amounts reclassified from accumulated other comprehensive income (loss)	(316)	(1,363)	1,225	(454)
Fresh start accounting adjustment	129	2,084	(507)	1,706
October 1, 2016	—	—	—	—
Successor Company
Unrealized gains (losses)	—	24,067	387	24,454
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
December 31, 2016	$—	$24,067	$387	$24,454
Unrealized gains (losses)	497	(3,589)	—	(3,092)
Amounts reclassified from accumulated other comprehensive income (loss)	150	(758)	(387)	(995)
December 31, 2017	$647	$19,720	$—	$20,367

The unrealized gain in the successor period ended December 31, 2016 is the result of changes in the discount rates used to calculate our pension, postretirement health and occupational disease obligations.

F- 27

The following amounts were reclassified out of accumulated other comprehensive income (loss) during the respective periods:

Details about accumulated other comprehensive income components	Successor		Predecessor	Line Item in the Consolidated Statement of Operations
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(in thousands)
Derivative instruments
Coal hedges	$—	$—	$397	Revenues
Interest rate hedges	(150)		—	Interest expense
	—	—	(81)	Provision for (benefit from) income taxes
	$(150)	$—	$316	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits [1]	$—	$—	$7,854
Amortization of net actuarial gains (losses) [1]	—	—	(6,010)
Curtailments	(773)	—	—
Settlements	1,531	—	—
	758	—	1,844	Total before tax
	—	—	(481)	Provision for (benefit from) income taxes
	$758	$—	$1,363	Net of tax

Available-for-sale securities [2]	$387	$—	$(2,263)	Interest and investment income
	—	—	1,038	Provision for (benefit from) income taxes
	$387	$—	$(1,225)	Net of tax
[1] Production-related benefits and workers’ compensation costs are included in costs to produce coal.
[2] The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

F- 28

5. Divestitures

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment, and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC. The Company received $8.3 million of proceeds offset by $1.4 million in disbursements related to landholder consent fees and professional fees; and recorded a gain of $21.3 million which is reflected as a separate line, “Gain on sale of Lone Mountain Processing, Inc.,” within the Consolidated Statement of Operations. The gain included a $4.7 million curtailment gain related to black lung liabilities accrued for active employees at these operations.
6. Impairment Charges and Mine Closure Costs

The following table summarizes the amounts reflected on the line “Asset impairment and mine closure costs” in the consolidated statements of operations:

	Successor		Predecessor
Description	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Coal lands and mineral rights	$—	$—	$74,144	$2,210,488
Plant and equipment	—	—	—	199,107
Deferred development	—	—	—	159,474
Prepaid royalties	—	—	3,406	41,990
Equity investments	—	—	40,920	21,325
Inventories	—	—	—	66
Other	—	—	10,797	(4,147)
Total	$—	$—	$129,267	$2,628,303

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

F- 29

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

During the second quarter of 2015, the Company recorded $19.1 million to “Asset impairment and mine closure costs” in the Consolidated Statements of Operations. An impairment charge of $12.2 million related to the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel, Spruce and Briar Branch operations that was determined would not be recouped based on estimates of sales volume and pricing through the March 2017 recoupment period. Additionally, the Company recorded a $5.6 million impairment charge related to the closure of a higher-cost mining complex serving the metallurgical coal markets.

7. Losses from disposed operations resulting from Patriot Coal bankruptcy

On December 31, 2005, Arch entered into a purchase and sale agreement with Magnum to sell certain operations. On July 23, 2008, Patriot acquired Magnum. On May 12, 2015, Patriot and certain of its wholly owned subsidiaries (“Debtors”), including Magnum, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. Subsequently, on October 28, 2015, Patriot’s Plan of Reorganization was approved, including an authorization to reject their collective bargaining agreements and modify certain union-related retiree benefits. As a result of the Plan of Reorganization, the Company became statutorily responsible for retiree medical benefits pursuant to Section 9711 of the Coal Industry Retiree Health Benefit Act of 1992 for certain retirees of Magnum who retired prior to October 1, 1994. In addition, the Company had provided surety bonds to Patriot related to permits that were sold to an affiliate of Virginia Conservation Legacy Fund, Inc. (“VCLF”). The Company recognized $116.3 million in losses in 2015 related to the previously disposed operations as a result of the Patriot Coal bankruptcy.

On November 22, 2016, Arch entered into a”Collateral Use Agreement” which caused the replacement, substitution and discharge of reclamation surety bonds related to the former Magnum properties placed by Arch in exchange for a collateral release of $20 million held by the bonding company to VCLF.

8. Inventories

Inventories consist of the following:

	December 31, 2017	December 31, 2016
(In thousands)
Coal	$54,692	$37,268
Repair parts and supplies	74,268	76,194
	$128,960	$113,462

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.3 million at December 31, 2017 and $0.0 million at December 31, 2016.

F- 30

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

The Company’s investments in available-for-sale marketable securities are as follows:

	December 31, 2017
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,151	$22	$(73)	$64,100	$64,100	$—
Corporate notes and bonds	92,038	—	(292)	91,746	91,746	—
Total Investments	$156,189	$22	$(365)	$155,846	$155,846	$—

	December 31, 2016
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
Corporate notes and bonds	$88,161	$—	$(89)	$88,072	$88,072	$—
Equity securities	1,749	388	—	2,137	—	2,137
Total Investments	$89,910	$388	$(89)	$90,209	$88,072	$2,137

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $132.0 million and $47.6 million at December 31, 2017 and 2016, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $0.0 million and $40.4 million at December 31, 2017 and 2016, respectively.

The debt securities outstanding at December 31, 2017 have maturity dates ranging from the first quarter of 2018 through the second quarter of 2019. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

F- 31

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
Below are the equity method investments reflected in the consolidated balance sheets:

(In thousands)	Knight Hawk	DTA	Millennium	Tongue River	Other	Total
Predecessor Company
January 1, 2015	$158,477	$13,738	$40,223	$20,740	$2,664	$235,842
Advances to (distributions from) affiliates, net	(29,862)	3,207	7,052	913	330	(18,360)
Equity in comprehensive income (loss)	22,977	(3,706)	(9,686)	(328)	(1,278)	7,979
Impairment of equity investment	—	—	—	(21,325)	—	(21,325)
Sale of equity investment	—	—	—	—	(2,259)	(2,259)
December 31, 2015	151,592	13,239	37,589	—	(543)	201,877
Advances to (distributions from) affiliates, net	(8,374)	1,474	1,966	—	—	(4,934)
Equity in comprehensive income (loss)	9,033	(2,095)	(1,530)	—	(94)	5,314
Impairment of equity investment	—	—	(38,025)	—	—	(38,025)
Fresh start accounting adjustment	(58,251)	(4,018)	—	—	662	(61,607)
October 1, 2016	94,000	8,600	—	—	25	102,625
Successor Company
Advances to (distributions from) affiliates, net	(9,076)	822	—	—	—	(8,254)
Equity in comprehensive income (loss)	2,569	(841)	—	—	(25)	1,703
December 31, 2016	$87,493	$8,581	$—	$—	$—	$96,074
Investments in affiliates	—	7,158	—	—	—	7,158
Advances to (distributions from) affiliates, net	(8,736)	3,014	—	—	—	(5,722)
Equity in comprehensive income (loss)	11,409	(2,812)	—	—	—	8,597

December 31, 2017	$90,166	$15,941	$—	$—	$—	$106,107

 The Company holds a 49% equity interest in Knight Hawk Holdings, LLC (“Knight Hawk”), a coal producer in the Illinois Basin.
The Company holds a general partnership interest in Dominion Terminal Associates (“DTA”), which is accounted for under the equity method. In March 2017, the Company paid $7.2 million through an auction process held by one of the existing owners, increasing its ownership in DTA from 21.875% to 35%. DTA operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia for use by the partners. Under the terms of a throughput and handling agreement with DTA, each partner is charged its share of cash operating and debt-service costs in exchange for the right to use the facility’s loading capacity and is required to make periodic cash advances to DTA to fund such costs.
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
The Company previously held a 35% membership interest in the Tongue River Holding Company, LLC (“Tongue River”) joint venture. Tongue River was formed to develop and construct a railway line near Miles City, Montana and the Otter Creek reserves formerly controlled by the Company. The Company had the right, upon the receipt of permits and approval for construction or under other prescribed circumstances, to require the other investors to purchase all of the Company’s units in the venture at an amount equal to the capital contributions made by the Company at that time, less any distributions received. During the third quarter of 2015, the Company recorded an impairment charge of $21.3 million representing the entire value of the Company’s investment in the project; the impairment charge is included on the line “Asset impairment and mine closure costs.”

F- 32

The Company is not required to make any future contingent payments related to development financing for any of its equity investees.

11. Sales Contracts

The sales contracts reflected in the consolidated balance sheets are as follows:

	December 31, 2017			December 31, 2016
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(84,760)	(29,979)		(25,625)	(24,829)
Total	$12,436	$1,763	$10,673	$71,571	$6,913	$64,658
Balance Sheet classification:
Other current	$12,432	$934		$59,702	$5,114
Other noncurrent	$4	$829		$11,869	$1,799
The Company anticipates the majority of the remaining net book value of sales contracts to be amortized in 2018 based upon expected shipments.

12. Derivatives

Interest rate risk management

The Company has entered into some interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 14, “Debt and Financing Arrangements” in the Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 42 to 46 million gallons of diesel fuel for use in its operations during 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At December 31, 2017, the Company had heating oil call options for approximately 26.2 million gallons at an average strike price of $1.84.

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

At December 31, 2017, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2018	2019	Total
Coal sales	1,706	159	1,865
Coal purchases	747	—	747

The Company may also enter into natural gas options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges. Additionally, the Company may enter into nominal quantities of foreign currency options protecting for decreases in the Australian to United States dollar exchange rate, which could impact metallurgical coal demand. These options are not designated as hedges.

F- 33

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized losses of $1.2 million in the trading portfolio are expected to be realized in 2018.

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

 The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2017			December 31, 2016
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$942	$(2,146)		$—	$(15)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	5,354	—		4,646	—
Coal held for trading purposes, exchange traded swaps and futures	44,088	(45,221)		68,948	(68,740)
Coal -- risk management	5,139	(9,892)		475	(580)
Natural gas	27	—		86	(13)
Total	54,608	(55,113)		74,155	(69,333)
Total derivatives	55,550	(57,259)		74,155	(69,348)
Effect of counterparty netting	(50,042)	50,042		(69,247)	69,247
Net derivatives as classified in the balance sheets	$5,508	$(7,217)	$(1,709)	$4,908	$(101)	$4,807

		December 31, 2017	December 31, 2016
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$5,354	$4,646
Coal	Other current assets	154	262
	Accrued expenses and other current liabilities	(7,217)	(101)
		$(1,709)	$4,807

The Company had a current asset for the right to reclaim cash collateral of $16.2 million and $2.8 million at December 31, 2017 and 2016, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying consolidated balance sheets.

F- 34

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
For the noted periods,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
		Successor		Predecessor
		Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
Coal sales	(1)	$(2,127)	$—	$(672)	12,816
Coal purchases	(2)	942	—	536	(6,718)
		$(1,185)	$—	$(136)	$6,098

		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor		Predecessor
		Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
Coal sales		$—	$—	$1,634	$18,635
Coal purchases		—	—	(1,237)	(9,060)
		$—	$—	$397	$9,575

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the respective periods.

Derivatives Not Designated as Hedging Instruments (in thousands)
For the noted periods,

		Gain (Loss) Recognized
		Successor		Predecessor
		Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
Coal — unrealized	(3)	$(4,648)	$(408)	$(1,662)	$(3,883)
Coal — realized	(4)	$—	$116	$(476)	$3,236
Heating oil — diesel purchases	(4)	$(1,057)	$827	$826	$(8,294)
Natural gas		$(774)	$(91)	$(463)	$878
Foreign currency		$—	$(9)	$(451)	$(867)

F- 35

Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating income, net

The Company recognized net unrealized and realized losses of $2.0 million for the year ended December 31, 2017; an immaterial amount for the period October 2 through December 31, 2016; net unrealized and realized losses of $0.9 million for the period January 1 through October 1, 2016; and net unrealized and realized gains of $5.7 million during the year ended December 31, 2015, respectively, related to its trading portfolio, which are included in the caption “Change in fair value of coal derivatives and coal trading activities, net” in the accompanying consolidated statements of operations, and are not included in the previous tables reflecting the effects of derivatives on measures of financial performance.

Based on fair values at December 31, 2017, amounts on derivative contracts designated as hedge instruments in cash flow hedges expected to be reclassified from other comprehensive income into earnings during the next twelve months are losses of $1.2 million.

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	December 31, 2016
(In thousands)
Payroll and employee benefits	$53,149	$58,468
Taxes other than income taxes	77,017	92,733
Interest	246	8,032
Sales contracts	934	5,114
Workers’ compensation	18,782	15,184
Asset retirement obligations	19,840	19,515
Other	14,193	6,194
	$184,161	$205,240

F- 36

14. Debt and Financing Arrangements

	December 31, 2017	December 31, 2016
(In thousands)
Term loan due 2024 ($297.8 million face value)	$296,435	$—
Term loan due 2021 ($325.7 million face value)	$—	$325,684
Other	36,514	37,195
Debt issuance costs	(7,032)	—
	325,917	362,879
Less current maturities of debt	15,783	11,038
Long-term debt	$310,134	$351,841

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

F- 37

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

Accounts Receivable Securitization Facility

On April 27, 2017, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of the Company (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the New Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, the Company and certain of its subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of December 31, 2017, letters of credit totaling $85.0 million were outstanding under the facility with no additional availability for borrowings.

Inventory-Based Revolving Credit Facility

On April 27, 2017, the Company and certain subsidiaries of Arch Coal entered into a new senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “New Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “ Lender ”) and as letter of credit issuer. Availability under the New Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the New Inventory Facility), subject to reduction for reserves imposed by Regions.

F- 38

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

Revolving loan borrowings under the New Inventory Facility bear interest at a per annum rate equal to, at the option of the Company, either at the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of the Company, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the New Inventory Facility (collectively with the Company, the “Loan Parties”). The New Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the New Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Extended Securitization Facility).

The Company has the right to prepay borrowings under the New Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The New Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under the Company’s term loan facility) and reinvestment rights.

The New Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The New Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of December 31, 2017, letters of credit totaling $29.0 million were outstanding under the facility with $1.1 million additional availability for borrowings.

Interest Rate Swaps

During the second quarter of 2017, the Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% which is the spread on the revised LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

F- 39

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of
December 31, 2017:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 30, 2017	1.372%	1-month LIBOR	June 29, 2018
$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$150.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021
The fair value of the interest rate swaps at December 31, 2017 is an asset of $1.8 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. The Company realized $0.1 million of losses during the year ended December 31, 2017 related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Consolidated Statement of Operations. The interest rate swaps are classified as level 2 within the fair value hierarchy.
Debt Maturities
The contractual maturities of debt as of December 31, 2017 are as follows:

Year	(In thousands)
2018	$16,809
2019	11,119
2020	11,442
2021	8,853
2022	3,130
Thereafter	282,911
$334,264
Financing Costs

The Company paid financing costs of $10.1 million during the year ended December 31, 2017; zero during the period October 2 through December 31, 2016; $23.0 million during the period January 1 through October 1, 2016; and zero during the year ended December 31, 2015, respectively, in conjunction with its financing activities.

The Company incurred $2.5 million and $2.2 million of legal fees and financial advisory fees associated with debt restructuring activities during the period ended December 31, 2017 and January 1 through October 1, 2016, respectively. Additionally, the Company incurred $24.2 million of legal fees and financial advisory fees associated with debt restructuring activities during 2015. During the year ended December 31, 2015 the Company wrote off $3.7 million of deferred financing costs related to the termination of the revolver facility. All amounts have been reflected in the line, “Net loss resulting from early retirement and refinancing of debt” in the Consolidated Statement of Operations.

F- 40

15. Taxes
In 2016, under the Plan of bankruptcy reorganization, the Company’s pre-petition equity, bank related debt and certain other obligations were cancelled and extinguished. Absent an exception, a debtor recognizes cancellation of debt income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. In accordance with Internal Revenue Code (IRC) Section 108, the Company excluded the amount of discharged indebtedness from taxable income since the IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less than the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued, and (iii) the fair market value of any other consideration, including equity, issued.
CODI from the discharge of indebtedness was $3,414 million. As a result of the CODI and in accordance with IRC rules, the Company reduced its gross federal net operating loss (NOL) carryovers $3,185 million and its alternative minimum tax (AMT) credits $76 million. The Company was able to retain $957.1 million of gross federal NOLs, $25.6 million of AMT credit and $64.5 million of capital loss carryforwards following the bankruptcy.
Due to changes in ownership that occurred in connection with the Company’s emergence from bankruptcy, there was a change in ownership for purposes of IRC Section 382. Section 382 provides a combined annual limitation with respect to the ability of a corporation to use its NOLs, AMT credits and capital loss carryforwards generated before the ownership change against future taxable income. The Company’s annual limit under IRC section 382 is estimated to be $29.8 million. The Company had a net unrealized built-in gain, based on comparing the fair value and carryover tax basis in assets, at the time of the ownership change, therefore, certain built-in gains recognized within five years after the ownership change will increase the annual IRC section 382 limit for the five year recognition period beginning October 1, 2016 through September 30, 2021. There is uncertainty surrounding which assets with built-in gain will be realized within the five year period following the Company’s emergence from bankruptcy and allow the Company to realize the incremental net operating losses and credit in excess of the base 382 limitation. The Company is reflecting a deferred tax asset for the full amount of the net operating losses and credit carryforwards. If at some point in time it becomes evident that some portion of the deferred tax assets will not be realizable, the deferred tax asset, and offsetting valuation allowance will be reduced.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2002 through 2017 remain open to examination for U.S. federal income tax matters and 2002 through 2017 remain open to examination for various state income tax matters.
Significant components of the provision for (benefit from) income taxes are as follows:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Current:
Federal	$835	$—	$—	$—
State	31	(252)	7	3
Total current	866	(252)	7	3
Deferred:
Federal	(36,162)	1,352	(4,720)	(329,393)
State	41	56	87	(43,990)
Total deferred	(36,121)	1,408	(4,633)	(373,383)
	$(35,255)	$1,156	$(4,626)	$(373,380)

F- 41

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Income tax provision (benefit) at statutory rate	$71,118	$12,112	$433,109	$(1,150,283)
Percentage depletion allowance	(31,255)	(4,292)	(3,681)	(19,035)
State taxes, net of effect of federal taxes	7,002	633	(46,122)	(76,445)
Reversal of cancellation of indebtedness income	—	—	(1,493,162)	—
Worthless stock deduction	—	—	(80,077)	—
Change in valuation allowance	(410,983)	(7,655)	1,185,326	865,146
Impact of Tax Cuts and Jobs Act of 2017	332,345	—	—	—
Other, net	(3,482)	358	(19)	7,237
	$(35,255)	$1,156	$(4,626)	$(373,380)

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31, 2017	December 31, 2016
(In thousands)
Deferred tax assets:
Tax loss carryforwards	$271,405	$376,293
Tax credit carryforwards	29,736	22,798
Investment in tax partnerships & corporations	308,653	604,914
Other	28,321	39,251
Gross deferred tax assets	638,115	1,043,256
Valuation allowance	(610,571)	(1,021,553)
Total deferred tax assets	27,544	21,703
Deferred tax liabilities:
Plant and equipment	3,674	7,332
Other	1,351	14,258
Total deferred tax liabilities	5,025	21,590
Net deferred tax asset	22,519	113

F- 42

The Company has gross federal net operating loss carryforwards for regular income tax purposes of $980.2 million at December 31, 2017 that will expire between 2022 and 2037. The Company has an alternative minimum tax credit carryforward of $23.9 million at December 31, 2017, which has no expiration date and can be used to offset future regular tax in excess of the alternative minimum tax. The future annual usage of NOLs and AMT credit will be limited under IRC section 382.
As part of its efforts to create operational efficiency leading up to and through the bankruptcy process, the Company has consolidated its mining operations and land management into a partnership structure to match its legal form with the Company’s streamlined operations during 2016. As such, deferred taxes related to those operations are now reported based upon the book and tax outside basis difference in the partnership interests as provided in ASC 740-30-25-7, which results in a different basis of presentation than used in 2015 under the Company’s prior legal structure.
Valuation allowances were established in prior years for federal and state net operating losses and tax credits that were not offset by the reversal of other net taxable temporary differences before the expiration of the attribute.
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
At December 31, 2016, additional tax losses were realized primarily as a result of the non-recognition of CODI under section 108 of the IRC by the Predecessor entity. As a result, the expected reversal of taxable temporary differences were not sufficient to support the future realization of the deferred tax assets and an additional $1,185 million valuation allowance was recorded to the provision. Offsetting this increase was a net reduction in the valuation allowance of $1,289 million which did not impact the provision. This reduction was primarily the result of a decrease in NOLs and AMT credits due to the IRC section 108 offset rules. Net deferred tax assets of $1,022 million were completely offset by a valuation allowance.
On December 22, 2017 the Tax Cut and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.
The Company has not completed its analysis for the income tax effects of the Act but has provided its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance and interpretations available as of the date of this filing for the items noted below. The Company anticipates finalizing the analysis for the estimate by December 31, 2018, within the one year measurement period under SAB 118, for the following items:

•
Remeasurement of deferred taxes: deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $330.9 million of income tax expense, with an offsetting valuation allowance adjustment. Finalization of the remeasurement of deferred taxes will occur upon finalization of 2017 taxable income and attribute carryback claims.

•
One-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings: The provisional amount of income tax expense related to the mandatory deemed repatriation of foreign earnings was $1.5 million based on cumulative foreign earnings of $4.2 million. The deemed repatriation tax is completely offset with net operating loss carryforwards, with an offsetting valuation allowance adjustment and will not result in a cash tax liability. Finalization of 2017 earnings and profits calculations and receipt of further guidance in the form of Notices or Regulations may change the provisional calculation.

•
Elimination of the corporate AMT regime: Existing AMT credits as of December 31, 2017 will be refunded over the next four years. The refund may be subject to a sequestration reduction rate of approximately 6.6%. The Company has provisionally determined that it will receive a refund of existing AMT credits of approximately $22.4 million after an estimated sequestration reduction of $1.5 million. The valuation allowance previously recorded against these credits has been released and a tax benefit of $22.4 million was recorded. The Company’s accounting policy regarding the balance sheet presentation of the AMT credits is to record the balance as a deferred tax asset until a return is filed claiming a refund of a portion of the credit, at which time the amount will be presented as a tax receivable.

F- 43

Finalization of the AMT credit balance will occur upon finalization of 2017 taxable income and attribute carryback claims as well as the receipt of further guidance in the form of Notices or Regulations.

•
Elimination of executive compensation exemptions: The Act made changes to the $1 million limit on deductible compensation paid to certain “covered” employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded a provisional amount of $0.2 million of tax expense, with an offsetting valuation allowance adjustment. The Act contains transitional rules, the implementation of which is uncertain at this time. The Company is still analyzing related aspects of the Act including the impact of the transitional rules. The provisional amount detailed above may change when further guidance is released that addresses these rules.

Other provisions in the Act that may impact the company in future years include limitations on interest expense deductions and the global intangible low-taxed income “GILTI” rules covering foreign income earned in low-tax countries. There was no impact recorded for these changes in the 2017 provision. Additional work is necessary to do a more detailed review of the Act, but is anticipated to be completed by December 31, 2018.
At December 31, 2017 additional tax losses were realized primarily as a result of the reversal of deductible temporary differences and percentage depletion. A $35.7 million benefit was recorded from the release of valuation allowance offsetting alternative minimum tax credits that have become refundable by the Act, as well as carryback claims filed in the fourth quarter related to specific liability losses that resulted in claims for refund of previously paid alternative minimum taxes. At December 31, 2017 a $610.5 million valuation allowance fully offsets all net deferred tax assets, other than alternative minimum tax credits.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

		(In thousands)
Balance at	January 1, 2015	$34,709
Additions based on tax positions related to the current year		4,168
Balance at	December 31, 2015	38,877
Additions based on tax positions related to the current year		2,979
Additions for tax positions of prior years		2,709
Reductions as a result of lapses in the statute of limitations		(37,110)
Balance at	December 31, 2016	7,455
Additions for tax positions of prior years		—
Additions for tax positions related to the current year		3,928
Reductions as a result of bankruptcy		—
Balance at	December 31, 2017	$11,383
If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2017 would affect the effective tax rate.
As a result of the bankruptcy, federal and state governments are precluded from assessing additional tax in audits of tax periods ending prior to bankruptcy. As a result, the Company has released $37.1 million of gross unrecognized tax benefits for years 2015 and prior. These gross unrecognized tax benefits are fully offset by a corresponding release in valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $0.6 million and $0.5 million at December 31, 2017 and 2016, respectively. In the next 12 months, $3.3 million gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

F- 44

16. Asset Retirement Obligations

The Company’s asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The required reclamation activities to be performed are outlined in the Company’s mining permits. These activities include reclaiming the pit and support acreage at surface mines, sealing portals at underground mines, reclaiming refuse areas and slurry ponds and water treatment.
The following table describes the changes to the Company’s asset retirement obligation liability:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Balance at beginning of period (including current portion)	$356,742	$354,326	$410,454
Accretion expense	30,209	7,634	24,321
Obligations of divested operations	(12,569)	—	(14,702)
Adjustments to the liability from changes in estimates	(23,215)	—	3,003
Liabilities settled	(22,472)	(5,218)	(11,087)
Fresh start accounting adjustment	—	—	(57,663)
Balance at period end	$328,695	$356,742	$354,326
Current portion included in accrued expenses	(19,840)	(19,515)	(17,290)
Noncurrent liability	$308,855	$337,227	$337,036
As of December 31, 2017, the Company had $531.7 million in surety bonds outstanding and $7.4 million in letters of credit to secure reclamation bonding obligations. Additionally, the Company has posted $2.6 million in cash as collateral related to reclamation surety bonds; this amount is recorded within “Noncurrent assets” on the Consolidated Balance Sheet.

F- 45

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

·    Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, coal commodity contracts and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2017 and 2016.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	Fair Value at		December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$155,846	$64,100	$91,746	$—
Derivatives	7,339	—	1,985	5,354
Total assets	$163,185	$64,100	$93,731	$5,354
Liabilities:
Derivatives	$7,217	$7,263	$26	$(72)

	Fair Value at		December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$90,209	$2,137	$88,072	$—
Derivatives	4,908	262	—	4,646
Total assets	$95,117	$2,399	$88,072	$4,646
Liabilities:
Derivatives	$101	$(8)	$—	$109

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

F- 46

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Balance, beginning of period	$4,537	$3,842	$2,432
Realized and unrealized (gains) losses recognized in earnings, net	(2,305)	926	(1,686)
Included in other comprehensive income	—	—	—
Purchases	4,910	1,225	5,021
Issuances	(535)	(34)	(488)
Settlements	(1,181)	(1,422)	(1,437)
Ending balance	$5,426	$4,537	$3,842

Net unrealized gains of $2.3 million were recognized during the year ended December 31, 2017 related to level 3 financial instruments held on December 31, 2017.
Cash and Cash Equivalents
At December 31, 2017 and 2016, the carrying amounts of cash and cash equivalents approximate their fair value.
Fair Value of Long-Term Debt

At December 31, 2017 and 2016, the fair value of the Company’s debt, including amounts classified as current, was $336.1 million and $362.9 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

18. Capital Stock

Dividends
The Company declared and paid cash dividends per share during the periods presented below:

2017:	Dividends per share	Amount (in thousands)
1st quarter	$—	$—
2nd quarter	0.35	8,563
3rd quarter	0.35	8,200
4th quarter	0.35	7,606
Total cash dividends declared and paid	$1.05	$24,369

Future dividend declarations will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

F- 47

Share Repurchase Program
During April 2017, the Board of Directors of Arch Coal, Inc. authorized a new share repurchase program for up to $300 million of its common stock. In October 2017, the Company’s Board of Directors approved an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. Below is a table showing the share repurchase activity in 2017:

2017:	Number of Shares	Average Repurchase Price per Share	Amount (in thousands)
1st quarter	—	$—	$—
2nd quarter	710,701	$71.82	51,043
3rd quarter	2,208,133	$75.49	166,685
4th quarter	1,058,381	$79.73	84,381
Total shares repurchased	3,977,215	$75.96	$302,109

The timing of any future share repurchases, and the ultimate number of shares purchased, will depend on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with the Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of the Company’s stock price and other market conditions.
Outstanding Warrants
During 2017, holders of warrants had exercised 65,499 of the warrants, leaving 1,846,158 warrants outstanding at December 31, 2017.
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

19. Stock-Based Compensation and Other Incentive Plans

Under the Company’s 2016 Omnibus Incentive Plan (the “Incentive Plan”), 3.0 million shares of the Company’s common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (“Awards”). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 2.4 million at December 31, 2017.

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
During 2017, the Company granted both time based awards and performance based awards. The time based awards vest over either a one or three year period and the performance based awards vest over a three year period. The time based awards’ grant date fair value was determined based on the stock price at the date of grant. The performance awards grant date fair value was determined using a Black-Scholes Monte Carlo simulation. A volatility of 50% and 60% were selected for each of the performance-based awards based on comparator companies, and the three-year risk free rate was derived from yields on U.S. Government bonds. Information regarding the restricted stock units activity and weighted average grant-date fair value follows:

F- 48

	Time Based Awards		Performance Based Awards
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Outstanding at January 1, 2017	159	$78.60	225	$67.34
Granted	92	81.91	86	101.38
Forfeited/Canceled	(2)	78.60	—	—
Vested	(9)	78.60	—	—
Unvested outstanding at December 31, 2017	240	$79.87	311	$76.75

The Company recognized expense related to restricted stock units of $10.4 million for the year ended December 31, 2017 and $1.0 million for the period October 2, 2016 through December 31, 2016. As of December 31, 2017, there was $32.4 million of unrecognized share-based compensation expense which is expected to be recognized over a weighted-average period of approximately three years.

Long-Term Incentive Compensation
The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three year term of the grant. The liabilities are remeasured quarterly. The Company recognized expense of $0.7 million for the year ended December 31, 2017, $1.6 million for the period October 2 through December 31, 2016, $7.2 million for the period January 1 through October 1, 2016 and $7.9 million for the year ended December 31, 2015, respectively. The expense is included primarily in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
Amounts accrued and unpaid for all grants under the plan totaled $8.7 million and $13.9 million as of December 31, 2017 and 2016, respectively.

F- 49

20. Workers’ Compensation Expense

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
In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate of 2.43%. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Self-insured occupational disease benefits:
Service cost	$6,320	$1,583	$3,465	$4,282
Interest cost	4,651	1,126	3,184	3,944
Net amortization	—	—	4,325	6,973
Total occupational disease	$10,971	$2,709	$10,974	$15,199
Traumatic injury claims and assessments	3,208	3,162	6,628	16,781
Total workers’ compensation expense	$14,179	$5,871	$17,602	$31,980

The table below reconciles changes in the occupational disease liability for the respective period.

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Beginning of period	$111,159	$119,710	$90,836
Service cost	6,320	1,583	3,465
Interest cost	4,651	1,126	3,184
Curtailments	(5,433)	—	4,156
Actuarial (gain) loss	12,242	(9,675)	—
Benefit and administrative payments	(6,513)	(1,585)	(3,728)
Fresh start accounting adjustment	—	—	21,797
	$122,426	$111,159	$119,710

F- 50

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(Percentages)
Occupational Disease Benefit
Discount rate	3.66	4.31	3.80
Cost escalation rate	N/A	N/A	N/A

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	Year Ended December 31, 2017	Year Ended December 31, 2016
(In thousands)
Occupational disease costs	$122,426	$111,159
Traumatic and other workers’ compensation claims	81,191	88,593
Total obligations	203,617	199,752
Less amount included in accrued expenses	18,782	15,184
Noncurrent obligations	$184,835	$184,568
As of December 31, 2017, the Company had $123.0 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.
The Company’s recorded liabilities include $20.3 million of obligations that are reimbursable under various insurance policies purchased by the company. These insurance receivables are recorded in the balance sheet line items “Other receivables” and “Other noncurrent assets” for $3.3 million and $17.0 million, respectively.

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
The Company also currently provides certain postretirement medical and life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. The Company offers a subsidy to eligible retirees based on age and years of service at retirement and contain other cost-sharing features such as deductibles and coinsurance. The Company’s current funding policy is to fund the cost of all postretirement benefits as they are paid.
On January 1, 2015, the Company’s cash balance and excess plans were amended to freeze new service credits for any new or active employee.

F- 51

Obligations and Funded Status.
Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits			Other Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period	$313,629	$341,427	$301,292	$111,867	$120,311	$103,460
Service cost	—	—	—	671	180	393
Interest cost	11,169	2,768	9,338	4,150	978	3,223
Divestitures (see Note 5 to the Consolidated Financial Statements)	(29,097)	—	—	—	—	—
Settlements	(1,532)	(135)	—	—	—	—
Curtailments	—	—	454	(520)	—	714
Benefits paid	(38,197)	(11,009)	(8,699)	(8,152)	(1,962)	(8,273)
Other-primarily actuarial (gain) loss	14,126	(19,422)	—	2,503	(7,640)	—
Fresh start accounting adjustments	—	—	39,042	—	—	$20,794
Benefit obligations at end of period	$270,098	$313,629	$341,427	$110,519	$111,867	$120,311
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of period	$274,225	$292,726	$273,499	$—	$—	$—
Actual return on plan assets	39,689	(7,899)	27,811		—	—
Employer contributions	429	407	115	8,152	1,962	8,273
Benefits paid	(38,197)	(11,009)	(8,699)	(8,152)	(1,962)	(8,273)
Divestitures	$(20,504)	$—	$—	$—	$—	$—
Value of plan assets at end of period	$255,642	$274,225	$292,726	$—	$—	$—
Accrued benefit cost	$(14,456)	$(39,404)	$(48,701)	$(110,519)	$(111,867)	$(120,311)
ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit (cost)	$—	$—	$—	$—	$—	$—
Accumulated gain	16,178	6,751	—	5,137	7,640	—
	$16,178	$6,751	$—	$5,137	$7,640	$—
BALANCE SHEET AMOUNTS
Current liability	$(420)	$(520)	$(420)	$(8,150)	$(10,422)	$(8,352)
Noncurrent liability	(14,036)	(38,884)	(48,281)	(102,369)	(101,445)	(111,959)
	$(14,456)	$(39,404)	$(48,701)	$(110,519)	$(111,867)	$(120,311)
Pension Benefits
The accumulated benefit obligation for all pension plans was $270.1 million and $313.6 million at December 31, 2017 and 2016, respectively.
Due to the Company adopting the corridor method of amortizing actuarial gains (losses) during fresh start accounting, it is anticipated there will be no amortization recorded into net periodic benefit cost during 2018.

Other Postretirement Benefits
Due to the Company adopting the corridor method of amortizing actuarial gains (losses) during fresh start accounting, it is anticipated there will be no amortization recorded into net periodic benefit cost during 2018.

F- 52

Components of Net Periodic Benefit Cost. The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits				Other Postretirement Benefits
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Service cost	$—	$—	$—	$9	$671	$180	$393	$866
Interest cost	11,169	2,768	9,338	14,604	4,150	978	3,223	1,904
Curtailments	—	—	454	—	(520)	—	(970)	—
Settlements	(1,532)	(135)	—	2,656	—	—	—	—
Expected return on plan assets	(16,498)	(4,770)	(13,623)	(20,367)	—	—	—	—
Amortization of prior service credits	—	—	—	—	—	—	(7,854)	(8,335)
Amortization of other actuarial losses (gains)	—	—	3,973	8,850	—	—	(849)	(2,109)
Net benefit cost (credit)	$(6,861)	$(2,137)	$142	$5,752	$4,301	$1,158	$(6,057)	$(7,674)
The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over the remaining service attribution periods of the employees using the corridor method.
Assumptions. The following table provides the weighted average assumptions used to determine the actuarial present value of projected benefit obligations for the respective periods.

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(Percentages)
Pension Benefits
Discount rate	3.49/3.27	3.95	3.39
Rate of compensation increase	N/A	N/A	N/A

Other Postretirement Benefits
Discount rate	3.49	3.93	3.37
Rate of compensation increase	N/A	N/A	N/A

F- 53

The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective periods.

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(Percentages)
Pension Benefits
Discount rate	3.77	3.39/3.95	4.59/3.80	4.15/4.61/4.41/4.60
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	6.20	6.85	6.85	7.00

Other Postretirement Benefits
Discount rate	3.85	3.37	4.57/3.80	3.91
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	N/A

The discount rates used in 2017, 2016 and 2015 were reevaluated during the year for settlements and curtailments. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.
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
The health care cost trend rate assumed for 2018 is 6.2% and is expected to reach an ultimate trend rate of 4.5% by 2038. A one-percentage-point increase in the health care cost trend rate would increase the postretirement benefit obligation at December 31, 2017 by $11.6 million and the net periodic postretirement benefit cost for the year ended December 31, 2017 by $0.4 million.

Plan Assets
The Pension Committee is responsible for overseeing the investment of pension plan assets. The Pension Committee is responsible for determining and monitoring appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians. The pension plan’s current investment targets are 39% equity and 61% fixed income securities. The Pension Committee reviews the actual asset allocation in light of these targets on a periodic basis and rebalances among investments as necessary. The Pension Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

F- 54

The Company’s pension plan assets at December 31, 2017 and 2016, respectively, are categorized below according to the fair value hierarchy as defined in Note 17, “Fair Value Measurements”:

	Total		Level 1		Level 2		Level 3
	2017	2016	2017	2016	2017	2016	2017	2016
	(In thousands)
Equity Securities:(A)
U.S. small-cap	$5,064	$13,520	$5,064	$13,520	$—	$—	$—	$—
U.S. mid-cap	22,640	29,687	6,017	9,422	16,623	20,265	—	—
U.S. large-cap	43,232	70,226	21,416	34,107	21,816	36,119	—	—
Non-U.S.	10,115	18,937	—	—	10,115	18,937	—	—
Fixed income securities:								—
U.S. government securities(B)	66,922	26,519	60,286	19,973	6,636	6,546	—	—
Non-U.S. government securities(C)	4,050	1,567	—	—	4,050	1,567	—	—
U.S. government asset and mortgage backed securities(D)	2,440	1,074	—	—	2,440	1,074	—	—
Corporate fixed income(E)	54,679	58,191	—	—	54,679	58,191	—	—
State and local government securities(F)	3,829	6,406	—	—	3,829	6,406	—	—
Other investments(I)	27,057	26,151	—	—	8,457	6,910	18,600	19,241
Total	$240,028	$252,278	$92,783	$77,022	$128,645	$156,015	$18,600	$19,241
Other fixed income(G)	16,646	35,519
Short-term investments(H)	8,573	8,598
Other liabilities(J)	(9,605)	(22,170)
	$255,642	$274,225
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

F- 55

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
Cash Flows. The Company expects to make contributions of $0.4 million to the pension plans in 2018, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21 does not reduce the Company’s obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.
The following represents expected future benefit payments from the plan, which reflect expected future service, as appropriate:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)
2018	$17,614	$12,381
2019	17,834	12,549
2020	18,174	12,990
2021	18,635	13,239
2022	19,235	13,423
Next 5 years	83,071	62,854
	$174,563	$127,436
Other Plans
The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $18.0 million for the year ended December 31, 2017; $3.5 million for the period October 2 through December 31, 2016; $13.8 million for the period January 1 through October 1, 2016; and $20.5 million for the year ended December 31, 2015, respectively.

22. Earnings (Loss) Per Common Share

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

The following table provides the basis for basic and diluted EPS by reconciling the numerators and denominators of the computations:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	23,725	25,002	21,293	21,285
Effect of dilutive securities	515	467	20	—

Diluted weighted average shares outstanding	24,240	25,469	21,313	21,285

F- 56

23. Leases

The Company leases equipment, land and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term.
In addition, the Company enters into various non-cancelable royalty lease agreements under which future minimum payments are due.
Minimum payments due in future years under these agreements in effect at December 31, 2017 are as follows:

	Operating
	Leases	Royalties
	(In thousands)
2018	$5,936	$3,582
2019	4,655	5,926
2020	2,260	6,953
2021	1,985	7,216
2022	2,024	7,003
Thereafter	8,292	34,371
	$25,152	$65,051
The Company has no obligations for future minimum payments under capital leases for equipment at December 31, 2017 and 2016.
Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $19.2 million in 2017, $5.0 million for the period October 2 through December 31, 2016, $19.4 million for the period January 1 through October 1, 2016 and $28.4 million in 2015.
Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company’s significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $167.4 million in 2017, $45.3 million for the period October 2 through December 31, 2016, $116.4 million for the period January 1 through October 1, 2016 and $227.7 million in 2015.
As of December 31, 2017, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $31.2 million.

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
The Company markets its steam coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2017 and 2016, accounts receivable from electric utilities of $72.9 million and $96.0 million, respectively, represented 42% and 52% of total trade receivables at each date. As of December 31, 2017 and 2016, accounts receivable from sales of metallurgical-quality coal of $99.4 million and $88.0 million, respectively, represented 58% and 48% of total trade receivables at each date.
The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company’s foreign revenues by geographical

F- 57

location are as follows:

	Successor		Predecessor
	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
(In thousands)
Europe	$388,926	$61,408	$113,888	$170,314
Asia	264,503	55,634	68,536	96,523
North America	88,145	43,831	56,594	40,315
Central and South America	30,982	13,224	41,861	55,323
Africa	14,901	—	—	—
Brokered Sales	6,137	—	—	32,848
Total	$793,594	$174,097	$280,879	$395,323
The Company is committed under long-term contracts to supply steam coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer based on their requirements. The Company sold approximately 98.2 million tons of coal in 2017. Approximately 66% of this tonnage (representing approximately 55% of the Company’s revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to four years.
Third-party sources of coal
The Company purchases coal from third parties that it sells to customers. Factors beyond the Company’s control could affect the availability of coal purchased by the Company. Disruptions in the quantities of coal purchased by the Company could impair its ability to fill customer orders or require it to purchase coal from other sources at prevailing market prices in order to satisfy those orders.
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

The Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2017 and 2016, the Company had accrued $0.2 million and $2.2 million, respectively, for all legal matters, including $0.2 million and $2.2 million, respectively, classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

 The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $97.2 million in 2018, and is immaterial thereafter. The Company recognized expense relating to transportation capacity agreements of $1.6 million during the period January 1 through October 1, 2016; and $52.9 million during the year ended December 31, 2015, respectively.

F- 58

26. Subsequent Events

On February 13, 2018, the Company’s board of directors announced an increase in the Company’s quarterly dividend to $0.40 per common share from $0.35 per common share. The next quarterly cash dividend payment of $0.40 per common share is scheduled to be paid on March 15, 2018 to stockholders of record at the close of business on March 5, 2018.

27. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical coal and thermal coal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDAR to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, Kentucky, and Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and West Virginia. Periods presented in this note have been recast for comparability.

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia. For further information on the divestiture, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

Operating segment results for the year ended December 31, 2017, the Successor period October 2 through December 31, 2016 and the Predecessor periods January 1 through October 1, 2016 and the year ended December 31, 2015 are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and reorganization items, net (Adjusted EBITDAR).” Adjusted EBITDAR does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 6, “Impairment Charges and Mine Closure Costs” for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

F- 59

(In thousands)		PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Successor Year Ended	December 31, 2017
Revenues		$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Adjusted EBITDAR		158,882	243,616	102,006	(86,747)	417,757
Depreciation, depletion and amortization		36,349	70,896	13,588	1,631	122,464
Accretion on asset retirement obligation		20,160	2,000	2,161	5,888	30,209
Total Assets		390,665	548,476	134,397	906,094	1,979,632
Capital expenditures		6,212	32,678	11,901	8,414	59,205
Successor Period	October 2 through December 31, 2016
Revenues		$275,703	$200,377	$97,382	$2,226	$575,688
Adjusted EBITDAR		55,765	30,819	31,159	(23,246)	94,497
Depreciation, depletion and amortization		9,949	18,287	3,911	457	32,604
Accretion on asset retirement obligation		5,049	528	540	1,517	7,634
Total assets		446,775	576,793	129,602	983,427	2,136,597
Capital expenditures		934	13,329	684	267	15,214
Predecessor Period	January 1 through October 1, 2016
Revenues		$726,747	$437,069	$213,052	$21,841	$1,398,709
Adjusted EBITDAR		113,185	11,851	31,448	(69,181)	87,303
Depreciation, depletion and amortization		100,151	55,311	32,310	3,809	191,581
Accretion on asset retirement obligation		16,940	1,765	1,988	3,628	24,321
Total assets		456,711	619,154	131,173	916,791	2,123,829
Capital expenditures		612	17,296	3,895	60,631	82,434
Predecessor Year Ended	December 31, 2015
Revenues		$1,448,440	$637,941	$428,809	$58,070	$2,573,260
Adjusted EBITDAR		281,039	70,450	42,734	(110,426)	283,797
Depreciation, depletion and amortization		176,257	133,463	47,786	21,839	379,345
Accretion on asset retirement obligation		22,156	2,267	2,658	6,599	33,680
Total assets		1,648,916	772,439	366,610	2,253,916	5,041,881
Capital expenditures		21,228	24,787	11,277	61,732	119,024

F- 60

A reconciliation of segment Adjusted EBITDAR to consolidated income (loss) from continuing operations before income taxes follows:

	Successor		Predecessor
(In thousands)	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015

Income (loss) before income taxes	$203,195	$34,605	$1,237,455	$(3,286,522)
Interest expense, net	24,256	10,754	133,235	393,549
Depreciation, depletion and amortization	122,464	32,604	191,581	379,345
Accretion on asset retirement obligations	30,209	7,634	24,321	33,680
Amortization of sales contracts, net	53,985	796	(728)	(8,811)
Asset impairment and mine closure costs	—	—	129,267	2,628,303
Losses from disposed operations resulting from Patriot Coal bankruptcy	—	—	—	116,343
Gain on sale of Lone Mountain Processing, Inc.	(21,297)	—	—	—
Net loss resulting from early retirement of debt and debt restructuring	2,547	—	2,213	27,910
Reorganization items, net	2,398	759	(1,630,041)	—
Fresh start coal inventory fair value adjustment	—	7,345	—	—
Adjusted EBITDAR	$417,757	$94,497	$87,303	$283,797

F- 61

28. Quarterly Selected Financial Data (unaudited)

Year Ended December 31, 2017	March 31	June 30	September 30	December 31

(In thousands, except per share data)

Revenues	$600,975	$549,866	$613,538	560,244
Gross profit	$85,747	$62,577	$65,100	62,937
Income from operations	$66,264	$42,692	$72,489	$50,951
Reorganization items, net	$(2,828)	$(21)	$(43)	$494
Net income	$51,668	$37,160	$68,351	$81,271
Diluted income per common share	$2.03	$1.48	$2.83	$3.64

	Predecessor				Successor
Year Ended December 31, 2016	March 31	June 30	September 30	October 1	October 2 through December 31, 2016
	(a) (b)	(a) (b)	(b)	(b)
(In thousands, except per share data)

Revenues	$428,106	$420,298	$550,305	$—	$575,688
Gross profit (loss)	$(53,325)	$(56,469)	$31,042	$—	$64,458
Asset impairment and mine closure costs	$85,520	$43,701	$46	$—	$—
Income (loss) from operations	$(158,412)	$(110,521)	$11,795	$—	$46,118
Reorganization items, net	$(3,875)	$(21,271)	$(20,904)	$1,676,091	$(759)
Net income (loss)	$(206,702)	$(175,887)	$(51,421)	$1,676,091	$33,449
Diluted income (loss) per common share	$(9.71)	$(8.26)	$(2.41)	$78.66	$1.31

(a) Challenging coal markets resulted in impairment charges relating to leased mineral reserves, prepaid mining royalties, investments in equity method subsidiaries and severance expense in 2016. See further discussion in Note 6, “Impairment Charges and Mine Closure Costs “ and Note 10, “Equity Method Investments and Membership Interests in Joint Ventures.”

(b) The Company filed for bankruptcy on January 11, 2016 and subsequently emerged on October 5, 2016. See further discussion in Note 3, “Emergence from Bankruptcy and Fresh Start Accounting.”

F- 62

Schedule II
Arch Coal, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
		(Reductions)
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Year	Expenses	Accounts		Deductions (a)	Year
	(In thousands)

Year Ended December 31, 2017
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—					$—
Current assets — supplies and inventory	—	365	(17)	(b)	87	261
Deferred income taxes	1,021,553	(410,982)				610,571
Successor
October 2 through December 31, 2016
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	$—	$—		$—	$—
Current assets — supplies and inventory	—	—	—		—	—
Deferred income taxes	1,033,982	(12,429)	—		—	1,021,553
Predecessor
January 1 through October 1, 2016
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$7,842	$—	$—		$7,842	$—
Current assets — supplies and inventory	5,991	844	(5,060)	(c)	1,775	—
Deferred income taxes	1,135,399	(101,417)			—	1,033,982
Year ended December 31, 2015
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$159	$7,683	$—		$—	$7,842
Current assets — supplies and inventory	6,625	431	—		1,065	5,991
Deferred income taxes	270,251	865,148	—		—	1,135,399
(a)     Reserves utilized, unless otherwise indicated.
(b)    Disposition of subsidiaries
(c)    Fresh start accounting adjustment

F- 63