Form 10-Q
period 2018-03-31
ARCH COAL INC
filed 2018-04-26
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At April 20, 2018, there were 20,614,906 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues	$575,295	$600,975
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	454,780	460,450
Depreciation, depletion and amortization	29,703	31,921
Accretion on asset retirement obligations	6,992	7,623
Amortization of sales contracts, net	3,051	14,690
Change in fair value of coal derivatives and coal trading activities, net	(3,414)	854
Selling, general and administrative expenses	25,948	20,762
Other operating income, net	(6,932)	(2,310)
	510,128	533,990

Income from operations	65,167	66,985
Interest expense, net
Interest expense	(5,395)	(9,425)
Interest and investment income	1,273	527
	(4,122)	(8,898)

Income before nonoperating expenses	61,045	58,087

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(1,303)	(721)
Net loss resulting from early retirement of debt and debt restructuring	—	(2,030)
Reorganization items, net	(301)	(2,828)
	(1,604)	(5,579)

Income before income taxes	59,441	52,508
Provision for (benefit from) income taxes	(544)	840
Net income	$59,985	$51,668

Net income per common share
Basic earnings per common share	$2.87	$2.07
Diluted earnings per common share	$2.74	$2.03

Weighted average shares outstanding
Basic weighted average shares outstanding	20,901	25,008
Diluted weighted average shares outstanding	21,875	25,408

Dividends declared per common share	$0.40	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$59,985	$51,668

Derivative instruments
Comprehensive income (loss) before tax	6,557	19
Income tax benefit (provision)	—	—
	6,557	19
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	—	—
Income tax benefit (provision)	—	—
	—	—
Available-for-sale securities
Comprehensive income (loss) before tax	(658)	(387)
Income tax benefit (provision)	—	—
	(658)	(387)

Total other comprehensive income (loss)	5,899	(368)
Total comprehensive income (loss)	$65,884	$51,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$288,332	$273,387
Short term investments	144,652	155,846
Restricted cash	2,926	—
Trade accounts receivable	208,100	172,604
Other receivables	11,405	29,771
Inventories	143,831	128,960
Other current assets	68,459	70,426
Total current assets	867,705	830,994
Property, plant and equipment, net	935,511	955,948
Other assets
Equity investments	104,786	106,107
Other noncurrent assets	68,676	86,583
Total other assets	173,462	192,690
Total assets	$1,976,678	$1,979,632
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$127,149	$134,137
Accrued expenses and other current liabilities	158,882	184,161
Current maturities of debt	14,328	15,783
Total current liabilities	300,359	334,081
Long-term debt	307,742	310,134
Asset retirement obligations	312,544	308,855
Accrued pension benefits	13,370	14,036
Accrued postretirement benefits other than pension	104,902	102,369
Accrued workers’ compensation	185,159	184,835
Other noncurrent liabilities	64,140	59,457
Total liabilities	1,288,216	1,313,767

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at March 31, 2018 and December 31, 2017, respectively	250	250
Paid-in capital	703,980	700,125
Retained earnings	298,664	247,232
Treasury stock, 4,384 shares and 3,977 shares at March 31, 2018 and December 31, 2017, respectively, at cost	(340,698)	(302,109)
Accumulated other comprehensive income	26,266	20,367
Total stockholders’ equity	688,462	665,865
Total liabilities and stockholders’ equity	$1,976,678	$1,979,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income	$59,985	$51,668
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	29,703	31,921
Accretion on asset retirement obligations	6,992	7,623
Amortization of sales contracts, net	3,051	14,690
Prepaid royalties expensed	—	2,281
Deferred income taxes	12,127	5,830
Employee stock-based compensation expense	3,845	2,426
Gains on disposals and divestitures, net	134	(347)
Net loss resulting from early retirement of debt and debt restructuring	—	2,030
Amortization relating to financing activities	1,080	535
Changes in:
Receivables	(28,728)	37,134
Inventories	(14,871)	(11,732)
Accounts payable, accrued expenses and other current liabilities	(26,052)	(20,529)
Income taxes, net	11,596	(4,965)
Other	8,005	6,964
Cash provided by operating activities	66,867	125,529
Investing activities
Capital expenditures	(9,453)	(5,950)
Minimum royalty payments	(62)	(63)
Proceeds from disposals and divestitures	54	420
Purchases of short term investments	(38,458)	(78,523)
Proceeds from sales of short term investments	49,400	45,886
Investments in and advances to affiliates, net	—	(7,905)
Cash provided by (used in) investing activities	1,481	(46,135)
Financing activities
Proceeds from issuance of term loan due 2024	—	298,500
Payments to extinguish term loan due 2021	—	(325,684)
Payments on term loan due 2024	(750)	—
Net payments on other debt	(3,431)	(2,810)
Debt financing costs	—	(7,228)
Net loss resulting from early retirement of debt and debt restructuring	—	(2,030)
Dividends paid	(8,335)	—
Purchases of treasury stock	(38,186)	—
Other	10	—
Cash used in financing activities	(50,692)	(39,252)
Increase in cash and cash equivalents, including restricted cash	17,656	40,142
Cash and cash equivalents, including restricted cash, beginning of period	273,602	376,422
Cash and cash equivalents, including restricted cash, end of period	$291,258	$416,564

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$288,332	$347,580
Restricted cash	2,926	68,984
	291,258	416,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. ("Arch Coal") and its subsidiaries (the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S. GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings. The Company also reviewed the disclosure requirements under the new standard and has compiled information needed for the expanded disclosures which are included within Note 18, “Revenue Recognition” in the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The amendment requires the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The new guidance will be effective for fiscal years beginning after December 15, 2017 and the interim periods therein, with early adoption permitted. The amendments in the classification should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, the prospective application is permitted. The Company adopted ASU 2016-15 effective January 1, 2018 with no impact on the Company’s financial statements.

In November 2016, FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Statements of Cash Flow. As a result, net cash used in investing activities for the three months ended March 31, 2017 was adjusted to exclude the change in restricted cash as follows:

(in thousands)	Three Months Ended March 31, 2017
Cash used in investing activities previously reported	$(44,069)
Less: Withdrawals of restricted cash	2,066

Cash used in investing activities	$(46,135)

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Nonoperating expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods therein. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Income Statements. The retrospective application resulted in a $0.9 million reduction in cost of coal sales and a $0.2 million increase in selling, general and administrative costs with the corresponding offset to Nonoperating expense for the three months ended March 31, 2017.

Recent Accounting Guidance Issued Not Yet Effective

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the change in the U.S. federal tax rate in the Tax Cuts and Jobs Act of 2017. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods therein with early adoption permitted. The Company is currently in the process of analyzing the standard, but does not expect a significant impact to the Company’s financial statements.

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2017	$647	$19,720	$—	$20,367
Unrealized gains (losses)	6,697	—	(658)	6,039
Amounts reclassified from AOCI	(140)	—	—	(140)
Balance at March 31, 2018	$7,204	$19,720	$(658)	$26,266

The following amounts were reclassified out of AOCI:

Three Months Ended March 31,
Details About AOCI Components	2018	2017	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$—	$—	Revenues
Interest rate hedges	140	—	Interest expense
	—	—	Provision for (benefit from) income taxes
	$140	$—	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of prior service credits	$—	$—
Amortization of actuarial gains (losses), net	—	—
	—	—
	—	—	Provision for (benefit from) income taxes
	$—	$—	Net of tax

Available-for-sale securities	$—	$332	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$—	$332	Net of tax

4. Reorganization items, net

In accordance with Accounting Codification Standard 852, “Reorganizations,” the income statement shall portray the results of operations of the reporting entity while it is in Chapter 11. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

During the three months ended March 31, 2018 and 2017, the Company recorded $0.3 million and $2.8 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.2 million and $3.7 million during the three months ended March 31, 2018 and 2017, respectively.

5. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Coal	$63,884	$54,692
Repair parts and supplies	79,947	74,268
	$143,831	$128,960

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.9 million at March 31, 2018 and $0.3 million at December 31, 2017.

6. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$56,798	$—	$(121)	$56,677	$56,677	$—
Corporate notes and bonds	88,512	—	(537)	87,975	87,975	—
Total Investments	$145,310	$—	$(658)	$144,652	$144,652	$—

	December 31, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,151	$22	$(73)	$64,100	$64,100	$—
Corporate notes and bonds	92,038	—	(292)	91,746	91,746	—
Total Investments	$156,189	$22	$(365)	$155,846	$155,846	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $94.7 million and $132.0 million at March 31, 2018 and December 31, 2017, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $50.0 million and $0.0 million at March 31, 2018 and December 31, 2017, respectively. The unrealized losses in the Company’s portfolio at March 31, 2018 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2018 have maturity dates ranging from the second quarter of 2018 through the third quarter of 2019. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

7. Sales Contracts

The sales contracts reflected in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2018			December 31, 2017
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(88,130)	(30,298)		(84,760)	(29,979)
Total	$9,066	$1,444	$7,622	$12,436	$1,763	$10,673
Balance Sheet classification:
Other current	$9,062	$780		$12,432	$934
Other noncurrent	$4	$664		$4	$829
The Company anticipates the majority of the remaining net book value of sale contracts to be amortized in 2018 based upon expected shipments.

8. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 10, “Debt and Financing Arrangements,” in the Condensed Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations during 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2018, the Company had protected the price of approximately 63% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $1.88 per gallon. Additionally, the Company has protected approximately 34% of its expected first quarter 2019 purchases with call options with an average strike price of $2.14 per gallon. At March 31, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2018, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2018	2019	Total
Coal sales	1,601	1,124	2,725
Coal purchases	780	132	912

The Company has also entered into a nominal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.8 million of losses during the remainder of 2018 and $0.6 million of gains during 2019.

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

	March 31, 2018			December 31, 2017
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$4,796	$(884)		$942	$(2,146)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	4,927	—		5,354	—
Coal -- held for trading purposes	19,899	(20,082)		44,088	(45,221)
Coal -- risk management	3,140	(5,019)		5,139	(9,892)
Natural gas	—	—		27	—
Total	27,966	(25,101)		54,608	(55,113)
Total derivatives	32,762	(25,985)		55,550	(57,259)
Effect of counterparty netting	(25,199)	25,199		(50,042)	50,042
Net derivatives as classified in the balance sheets	$7,563	$(786)	$6,777	$5,508	$(7,217)	$(1,709)

		March 31, 2018	December 31, 2017
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$7,563	$5,508
Coal	Accrued expenses and other current liabilities	(786)	(7,217)
		$6,777	$(1,709)

The Company had a current asset for the right to reclaim cash collateral of $19.1 million and $16.2 million at March 31, 2018 and December 31, 2017, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2018	2017
Coal sales	(1)	$5,231	$220	$—	$—
Coal purchases	(2)	(542)	(201)	—	—
Totals		$4,689	$19	$—	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2018 and 2017.

Based on fair values at March 31, 2018, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $1.8 million.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized
		2018	2017
Coal trading — realized and unrealized	(3)	$558	$(658)
Coal risk management — unrealized	(3)	$2,875	$26
Natural gas trading— realized and unrealized	(3)	$(19)	$(222)
Change in fair value of coal derivatives and coal trading activities, net total		$3,414	$(854)

Coal risk management— realized	(4)	$(1,031)	$—
Heating oil — diesel purchases	(4)	$18	$(3,578)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Payroll and employee benefits	$33,480	$53,149
Taxes other than income taxes	76,501	77,017
Interest	254	246
Acquired sales contracts	780	934
Workers’ compensation	19,291	18,782
Asset retirement obligations	19,840	19,840
Other	8,736	14,193
	$158,882	$184,161

10. Debt and Financing Arrangements

	March 31,	December 31,
	2018	2017
	(In thousands)
Term loan due 2024 ($297.0 million face value)	$295,732	$296,435
Other	33,120	36,514
Debt issuance costs	(6,782)	(7,032)
	322,070	325,917
Less: current maturities of debt	14,328	15,783
Long-term debt	$307,742	$310,134

Term Loan Facility

On March 7, 2017, the Company entered into a new senior secured term loan credit agreement (the “Credit Agreement) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000.

On September 25, 2017, the Company entered into the First Amendment (the “First Amendment”) to its Credit Agreement. The First Amendment reduced the interest rate on the $300 million Term Loan Debt Facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%. The First Amendment also reset the 1.00% call premium to apply to repricing events that occur on or prior to March 26, 2018.

The Term Loan Debt Facility is guaranteed by all existing and future wholly owned domestic subsidiaries of the Company (collectively, the “Subsidiary Guarantors” and, together with Arch Coal, the “Loan Parties”), subject to customary exceptions, and is secured by first priority security interests on substantially all assets of the Loan Parties, including 100% of the voting equity interests of directly owned domestic subsidiaries and 65% of the voting equity interests of directly owned foreign subsidiaries, subject to customary exceptions.

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

The Term Loan Debt Facility is subject to certain usual and customary mandatory prepayment events, including 100% of net cash proceeds of (i) debt issuances (other than debt permitted to be incurred under the terms of the Term Loan Debt Facility) and (ii) non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions and reinvestment rights.

The Term Loan Debt Facility contains customary affirmative covenants and representations.

The Term Loan Debt Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. The Term Loan Debt Facility does not contain any financial maintenance covenant.

The Term Loan Debt Facility contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) nonpayment of principal and nonpayment of interest and fees, (ii) a material inaccuracy of a representation or warranty at the time made, (iii) a failure to comply with any covenant, subject to customary grace periods in the case of certain affirmative covenants, (iv) cross-events of default to indebtedness of at least $50 million, (v) cross-events of default to surety, reclamation or similar bonds securing obligations with an aggregate face amount of at least $50 million, (vi) uninsured judgments in excess of $50 million, (vii) any loan document shall cease to be a legal, valid and binding agreement, (viii) uninsured losses or proceedings against assets with a value in excess of $50 million, (ix) certain ERISA events, (x) a change of control or (xi) bankruptcy or insolvency proceedings relating to the Company or any material subsidiary of the Company.

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2018, letters of credit totaling $76.0 million were outstanding under the facility which had a borrowing base of $73.1 million. As a result, there was $2.9 million cash collateral required to be posted in the facility.

Inventory-Based Revolving Credit Facility

On April 27, 2017, the Company and certain subsidiaries of Arch Coal entered into a new senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The commitments under the Inventory Facility will terminate on the date that is the earliest to occur of (i) the third anniversary of the Inventory Facility Closing Date, (ii) the date, if any, that is 364 days following the first day that Liquidity (defined in the Inventory Facility and consistent with the definition in the Extended Securitization Facility (as defined below)) is less than $250 million for a period of 60 consecutive days and (iii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Extended Securitization Facility.

Revolving loan borrowings under the Inventory Facility bear interest at a per annum rate equal to, at the option of Arch Coal, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.25% to 2.50% (in the case of LIBOR loans) and 1.25% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of Arch Coal, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the Inventory Facility (collectively with Arch Coal, the “Loan Parties”). The Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Extended Securitization Facility).

Arch Coal has the right to prepay borrowings under the Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under Arch Coal’s term loan facility) and reinvestment rights.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of March 31, 2018, letters of credit totaling $35.2 million were outstanding under the facility with $4.8 million available for borrowings.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of March 31, 2018:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 30, 2017	1.372%	1-month LIBOR	June 29, 2018
$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$100.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021

The fair value of the interest rate swaps at March 31, 2018 is an asset of $3.7 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.1 million of gains during the three months ended March 31, 2018 related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Financing Costs

During the three months ended March 31, 2017, the Company paid $7.2 million primarily related to the issuance of the Term Loan Debt facility discussed above. These issuance costs were capitalized and amortized using the effective interest method over the term of the facility.

The Company incurred $2.0 million of legal and financial advisory fees associated with debt refinancing activities during the three months ended March 31, 2017 related to the extinguishment of the “Previous First Lien Debt Facility” and initial efforts to replace the accounts receivable securitization facility.

11. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income tax provision (benefit) at statutory rate	$12,483	$18,376
Percentage depletion allowance	(4,607)	(7,039)
State taxes, net of effect of federal taxes	754	483
Change in valuation allowance	(10,639)	(11,900)
Other, net	1,465	920
	$(544)	$840

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
The Company has not completed its analysis for the income tax effects of the Act but has provided its best estimate of the impact of the Act for 2017 in its year-end income tax provision in accordance with the guidance and interpretations available at that time as provided under SAB 118. The Company has also recorded provisional adjustments under SAB 118 as part of the forecasted effective tax rate for 2018. The Company will finalize the analysis for the estimate by December 22, 2018, within the one year measurement period under SAB 118.

12. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

·    Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2018.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$144,652	$56,677	$87,975	$—
Derivatives	11,262	1,882	4,411	4,969
Total assets	$155,914	$58,559	$92,386	$4,969
Liabilities:
Derivatives	$786	$—	$786	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

Three Months Ended March 31, 2018
(In thousands)
Balance, beginning of period	$5,426
Realized and unrealized gains recognized in earnings, net	25
Purchases	833
Issuances	(74)
Settlements	(1,241)
Ending balance	$4,969

Net unrealized gains of $0.4 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three months ended March 31, 2018 related to Level 3 financial instruments held on March 31, 2018.

 Fair Value of Long-Term Debt

At March 31, 2018 and December 31, 2017, the fair value of the Company’s debt, including amounts classified as current, was $332.3 million and $336.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

13. Earnings per Common Share

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

The following table provides the basis for basic and diluted earnings (loss) per share by reconciling the numerators and denominators of the computations:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	20,901	25,008
Effect of dilutive securities	974	400

Diluted weighted average shares outstanding	21,875	25,408

14. Workers Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,860	$1,558
Interest cost(1)	1,195	1,169
Total occupational disease	$3,055	$2,727
Traumatic injury claims and assessments	3,011	2,878
Total workers’ compensation expense	$6,066	$5,605

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.” For additional information about the adoption of the standard, see Note 2, “Accounting Policies” in the Condensed Consolidated Financial Statements.

15. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest cost(1)	$2,271	$2,991
Expected return on plan assets(1)	(3,081)	(4,497)
Net benefit credit	$(810)	$(1,506)

The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Service cost	$140	$170
Interest cost(1)	918	1,058
Net benefit cost	$1,058	$1,228

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within

Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.” For additional information about the adoption of the standard, see Note 2, “Accounting Policies” in the Condensed Consolidated Financial Statements.

16. Commitments and Contingencies

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of March 31, 2018 and December 31, 2017, the Company had accrued $0.3 million and $0.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

17. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, Kentucky, and Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and West Virginia. Periods presented in this note have been recast for comparability.

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia.

Operating segment results for the three months ended March 31, 2018 and 2017, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2018
Revenues	$245,428	$238,347	$91,520	$—	$575,295
Adjusted EBITDA	27,502	83,742	15,669	(22,000)	104,913
Depreciation, depletion and amortization	8,423	16,986	3,835	459	29,703
Accretion on asset retirement obligation	4,885	469	565	1,073	6,992
Total assets	383,823	548,804	130,132	913,919	1,976,678
Capital expenditures	698	5,829	1,206	1,720	9,453

Three Months Ended March 31, 2017
Revenues	$273,428	$225,582	$101,906	$59	$600,975
Adjusted EBITDA	48,006	68,310	27,242	(22,339)	121,219
Depreciation, depletion and amortization	9,510	18,764	3,200	447	31,921
Accretion on asset retirement obligation	5,040	528	540	1,515	7,623
Total assets	433,370	575,789	128,529	1,007,228	2,144,916
Capital expenditures	128	4,610	741	471	5,950

A reconciliation of adjusted EBITDA to consolidated income before income taxes follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Income before income taxes	$59,441	$52,508
Interest expense, net	4,122	8,898
Depreciation, depletion and amortization	29,703	31,921
Accretion on asset retirement obligations	6,992	7,623
Amortization of sales contracts, net	3,051	14,690
Net loss resulting from early retirement of debt and debt restructuring	—	2,030
Non-service related pension and postretirement benefit costs	1,303	721
Reorganization items, net	301	2,828
Adjusted EBITDA	$104,913	$121,219

18. Revenue Recognition

ASC 606-10-50-5 requires that entities disclose disaggregated revenue information in categories (such as type of good or service, geography, market, type of contract, etc.) that depict how the nature, amount, timing, and uncertainty of revenue and cash flow are affected by economic factors. ASC 606-10-55-89 explains that the extent to which an entity’s revenue is disaggregated depends on the facts and circumstances that pertain to the entity’s contracts with customers and that some entities may need to use more than one type of category to meet the objective for disaggregating revenue.

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts with a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived by spot or short term contracts with an indexed based pricing mechanism.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2018
North America revenues	$244,360	$29,678	$43,667	$—	$317,705
Seaborne revenues	1,068	208,669	47,853	—	257,590

Total revenues	$245,428	$238,347	$91,520	$—	$575,295

Three Months Ended March 31, 2017
North America revenues	$273,428	$68,734	$68,964	$59	$411,185
Seaborne revenues	—	156,848	32,942	—	189,790

Total revenues	$273,428	$225,582	$101,906	$59	$600,975

As of March 31, 2018, the Company has outstanding performance obligations for the remainder of 2018 of 51.4 million tons of fixed price contracts and 4.0 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 48.6 million tons of fixed price contracts and 6.4 million tons of variable price contracts.

19. Subsequent Events

On April 3, 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment further reduces the interest rate on its $300 million Term Loan Debt Facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. The Second Amendment also resets the 1.00% call premium to apply to repricing events that occur on or prior to October 3, 2018. senior secured term loan facility. The LIBOR floor remains at 1.0%. There is no change to the maturities as a result of the Second Amendment. The reduction in interest rate is expected to generate incremental annual cash interest savings of $1.5 million.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the first quarter of 2018 benefited from strength in the metallurgical and international thermal markets, but faced continuing challenges in the domestic thermal market. Cooler than normal temperatures led to robust seasonal heating demand, but declining natural gas pricing, increased wind generation, and generator coal stockpiles that remain above target levels pressured domestic thermal coal demand. Production of natural gas has increased over the prior year period. This increased production has kept pricing for the competing fuel effectively below levels seen in the prior year period despite favorable seasonal heating demand and lower natural gas storage levels. Generator thermal coal stockpiles continued to decline relative to the prior year period, but we believe many generators remain above their target stockpile levels, although this varies greatly between generators. Despite these challenges Powder River Basin coal remained economically competitive for electrical generation in many regions throughout the country during the period. Additionally, pricing in international thermal markets remained strong before declining toward the end of the current period, allowing certain of our operations to economically ship coal to these markets.

Metallurgical coal markets remained strong in the first quarter of 2018, as continued economic growth and certain supply constraints positively impacted international coking coal prices. During the current period pricing differentials between the Atlantic and Pacific seaborne markets converged, and late in the period pricing for certain Atlantic coking coal products exceeded that seen in the Pacific market. The strength in Atlantic basin pricing was largely due to transportation related supply constraints, both port and rail, that were largely weather related. Also during the current period significant new steel related tariffs were announced. While we do not believe this announcement had any immediate effect on pricing or demand, longer term impacts are more difficult to determine. Domestic steel production and therefore coking coal demand should benefit from the tariffs, but some of our international customers export steel to the United States, and the tariffs could negatively impact their production and coking coal demand. The ultimate impact from these tariffs will depend largely on the details of their actual implementation.

In the third quarter of 2017 we sold our Lone Mountain operation, which had been part of our Metallurgical segment. Lone Mountain is included in the first quarter of 2017 results herein presented.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	(Decrease) / Increase
	(In thousands)
Coal sales	$575,295	$600,975	$(25,680)
Tons sold	23,664	25,678	(2,014)

On a consolidated basis, coal sales in the first quarter of 2018 was approximately $25.7 million or 4.3% lower than in the first quarter 2017, and tons sold declined approximately 2.0 million or 7.8%. Powder River Basin coal sales declined approximately $28.0 million on reduced volume and price, and Other Thermal declined approximately $10.4 million primarily on reduced volume. In addition, Lone Mountain, an operation sold in 2017 as discussed in the Overview, provided approximately $23.3 million in coal sales in the prior year period. These negative impacts were partially offset by approximately $36.1 million from increased coking coal pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$454,780	$460,450	$5,670
Depreciation, depletion and amortization	29,703	31,921	2,218
Accretion on asset retirement obligations	6,992	7,623	631
Amortization of sales contracts, net	3,051	14,690	11,639
Change in fair value of coal derivatives and coal trading activities, net	(3,414)	854	4,268
Selling, general and administrative expenses	25,948	20,762	(5,186)
Other operating income, net	(6,932)	(2,310)	4,622
Total costs, expenses and other	$510,128	$533,990	$23,862

Cost of sales.  Our cost of sales for the first quarter of 2018, decreased approximately $5.7 million or 1.2% versus the first quarter of 2017. The reduction consists primarily of Lone Mountain, an operation sold in 2017 as discussed in the Overview, cost of sales in the prior year period (approximately $21.6 million) and a reduction in transportation costs (approximately $9.7 million). The reductions are largely offset by increased labor related costs (approximately $12.1 million), repairs and supplies (approximately $8.9 million), and purchased coal costs (approximately $5.0 million). See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization.  Our depreciation, depletion, and amortization costs for the first quarter of 2018 decreased approximately $2.2 million or 7.0% versus the first quarter 2017 driven by decreased depreciation on plant and equipment of approximately $1.8 million.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the first quarter of 2018 versus the first quarter of 2017 is primarily related to the value of Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The improvement in the first quarter of 2018 versus the prior year period is primarily related to the increasing value of forward positions held in the international thermal coal markets in the current year period.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the first quarter of 2018 versus the first quarter of 2017 is primarily due to one-time compensation costs (approximately $3.4 million) and professional services (approximately $1.6 million).

Other operating income, net. The increased benefit from other operating income, net in the first quarter of 2018 versus the first quarter of 2017 consists primarily of reduced mark to market costs on heating oil derivatives (approximately $3.6 million), increased miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales (approximately $1.8 million), and increased income from equity investments (approximately $0.8 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,303)	$(721)	$(582)
Net loss resulting from early retirement of debt and debt restructuring	—	(2,030)	2,030
Reorganization items, net	(301)	(2,828)	2,527
Total nonoperating expense	$(1,604)	$(5,579)	$3,975

Nonoperating expenses declined in the first quarter of 2018 versus the first quarter of 2017 primarily due to costs associated with our efforts to replace our securitization facility and term loan in the prior year period and reduced expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 2, “Accounting Policies”, and Note 10, “Debt and Financing Arrangements”, to the Condensed Consolidated Financial Statements.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$(544)	$840	$1,384

See further discussion in Note 11, “Income Taxes”, to the Condensed Consolidated Financial Statements.

Operational Performance

Three Months Ended March 31, 2018 and 2017

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Variance
Powder River Basin
Tons sold (in thousands)	19,744	21,326	(1,582)
Coal sales per ton sold	$12.15	$12.57	$(0.42)
Cash cost per ton sold	$10.77	$10.33	$(0.44)
Cash margin per ton sold	$1.38	$2.24	$(0.86)
Adjusted EBITDA (in thousands)	$27,502	$48,006	$(20,504)
Metallurgical
Tons sold (in thousands)	1,754	2,060	(306)
Coal sales per ton sold	$115.97	$90.84	$25.13
Cash cost per ton sold	$68.33	$57.67	$(10.66)
Cash margin per ton sold	$47.64	$33.17	$14.47
Adjusted EBITDA (in thousands)	$83,742	$68,310	$15,432
Other Thermal
Tons sold (in thousands)	2,166	2,291	(125)
Coal sales per ton sold	$35.59	$35.51	$0.08
Cash cost per ton sold	$28.53	$23.82	$(4.71)
Cash margin per ton sold	$7.06	$11.69	$(4.63)
Adjusted EBITDA (in thousands)	$15,669	$27,242	$(11,573)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three months ended March 31, 2018, declined from the three months ended March 31, 2017 due to reduced volume and pricing. Both volume and pricing were negatively impacted by lower natural gas pricing, increased wind generation, and generator coal stockpiles that remained above target levels. Pricing was also negatively impacted by the normal year end roll off and replacement of term contracts that had been executed during stronger market environments. Cash cost per ton sold was negatively impacted primarily by the reduced volume, and secondarily by increased commodity costs, particularly fuel and explosives. These cost pressures were partially offset by cost control efforts that included reduced maintenance and contractor costs.

Metallurgical —Adjusted EBITDA for the three months ended March 31, 2018, increased from the three months ended March 31, 2017 due to significant pricing improvement. Pricing was supported by the continued strength in international metallurgical markets. Furthermore, our pricing benefited from our decision to commit less of our planned production to North American annual fixed price contracts, leaving a greater portion exposed to what became stronger pricing in the international markets. Our sales volume decline versus the prior year period was effectively all related to Lone Mountain, an operation sold in 2017 as discussed in the Overview. Our cash cost per ton sold increased due to increased operating tax and royalty costs, production issues at our Beckley, Mountain Laurel and Sentinel operations, unfavorable quarterly workers’ compensation liability and coal inventory valuation adjustments, and some specific nonrecurring expenses. Operating taxes and royalties are impacted by the increased coal sales per ton sold and an expected increase in the severance tax rate at our Beckley Mine. Ventilation plan adjustments at Beckley, difficult geology on the current longwall panel at Mountain Laurel, and lost operating time at Sentinel negatively impacted production at those operations. In addition the current quarter cost of sales per ton sold includes $1.4 million to repair subsidence damage to a state road adjacent to our Mountain Laurel operation.

Our metallurgical segment sold 1.5 million tons of coking coal and 0.3 million tons of associated thermal coal in the first quarter of 2018, as compared to 1.5 million tons of coking coal, 0.1 million tons of PCI Coal, and 0.5 million tons of associated thermal coal in the first quarter of 2017. Longwall operations accounted for approximately 70% of our shipment volume in the first quarter of 2018 and 57% of our shipment volume in the first quarter of 2017.

Other Thermal— Adjusted EBITDA for the three months ended March 31, 2018, declined from the three months ended March 31, 2017 due to lower sales volume and increased cost at our West Elk and Coal Mac operations. West Elk costs increased due to higher levels of continuous miner production as compared to the prior year period, which was necessary to maintain adequate longwall development. Coal Mac costs increased as tons sold volume decreased and maintenance and fuel costs increased.

Reconciliation of Non-GAAP measures

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

Three Months Ended March 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$245,427	$238,348	$91,520	$—	$575,295
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,031	—	1,031
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	—	—
Transportation costs	5,478	34,885	13,394	—	53,757
Non-GAAP Segment coal sales revenues	$239,949	$203,463	$77,095	$—	$520,507
Tons sold	19,744	1,754	2,166
Coal sales per ton sold	$12.15	$115.97	$35.59

Three Months Ended March 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$273,428	$225,582	$101,906	$59	$600,975
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	—	—	—
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	52	52
Transportation costs	5,340	38,471	20,541	7	64,359
Non-GAAP Segment coal sales revenues	$268,088	$187,111	$81,365	$—	$536,564
Tons sold	21,326	2,060	2,291
Coal sales per ton sold	$12.57	$90.84	$35.51

Segment cost per ton sold

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

Three Months Ended March 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$218,526	$154,763	$75,188	$6,303	$454,780
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	439	—	—	—	439
Transportation costs	5,478	34,885	13,394	—	53,757
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	4,232	4,232
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,071	2,071
Non-GAAP Segment cash cost of coal sales	212,609	119,878	61,794	—	394,281
Tons sold	19,744	1,754	2,166
Cash Cost Per Ton Sold	$10.77	$68.33	$28.53

Three Months Ended March 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$225,107	$157,259	$75,117	$2,967	$460,450
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(604)	—	—	—	(604)
Transportation costs	5,340	38,471	20,541	7	64,359
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	3,447	3,447
Other (operating overhead, certain actuarial, etc.)	—	—	—	(487)	(487)
Non-GAAP Segment cash cost of coal sales	$220,371	$118,788	$54,576	$—	$393,735
Tons sold	21,326	2,060	2,291
Cash Cost Per Ton Sold	$10.33	$57.67	$23.82

Reconciliation of Segment Adjusted EBITDA to Net Income

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$59,985	$51,668
Income tax benefit (provision)	(544)	840
Interest expense, net	4,122	8,898
Depreciation, depletion and amortization	29,703	31,921
Accretion on asset retirement obligations	6,992	7,623
Amortization of sales contracts, net	3,051	14,690
Net loss resulting from early retirement of debt and debt restructuring	—	2,030
Non-service related pension and postretirement benefit costs	1,303	721
Reorganization items, net	301	2,828
Adjusted EBITDA	104,913	121,219
EBITDA from idled or otherwise disposed operations	2,579	2,236
Selling, general and administrative expenses	25,948	20,762
Other	(6,527)	(659)
Segment Adjusted EBITDA from coal operations	$126,913	$143,558

Other includes primarily income from our equity investments, certain actuarial adjustments, and certain changes in the fair value of coal derivatives and coal trading activities.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we intend to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand. Our focus is prudently managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity.

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017, our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. During the quarter ended March 31, 2018, we repurchased 407,091 shares of our stock and paid approximately $38.2 million bringing total repurchases to 4,384,306 shares for approximately $339.7 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. On February 13, 2018, we announced an increase in the quarterly dividend to $0.40 per share. This dividend of approximately $8.3 million was paid on March 15, 2018 to stockholders of record at the close of business on March 5, 2018.

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

On March 7, 2017, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. Proceeds from The Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016.

On September 25, 2017, we entered into the First Amendment (the “First Amendment”) to the Term Loan Debt Facility. The First Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%.

The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Term Loan Debt Facility see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 3, 2018, , we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. There is no change to the maturities as a result of the First Amendment or Second Amendment. The reduction in interest rate is expected to generate incremental annual cash interest savings of $1.5 million. For further information regarding this amendment see Note 19 “Subsequent Events” to the Condensed Consolidated Financial Statements.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% through April 3, 2018 and 2.75% thereafter which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The Extended Securitization Facility has borrowing a capacity of $160 million and the maturity date is three years after the Securitization Facility Closing Date. As of March 31, 2018, we had letters of credit totaling $76.0 million outstanding under the facility which had a borrowing base of $73.1 million. As a result, as a result we were required to post $2.9 million cash collateral in the facility. For further information regarding the Extended Securitization Facility see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”). As of March 31, 2018, we had letters of credit totaling $35.2 million outstanding under the facility with $4.8 million available for borrowings. For further information regarding the Inventory Facility see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On March 31, 2018, we had total liquidity of approximately $452 million including $433 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$66,867	$125,529
Investing activities	1,481	(46,135)
Financing activities	(50,692)	(39,252)

Cash Flow

Cash provided by operating activities in the three months ended March 31, 2018 declined from the three months ended March 31, 2017 mainly due to a large unfavorable change in working capital particularly in receivables, partially offset by receipt of an approximately $24 million income tax refund in the current period.

Cash provided by investing activities in the three months ended March 31, 2018 resulted from the net sales of short term investments of approximately $11 million, and capital expenditures of approximately $9.4 million, while the cash used in investing activities in the three months ended March 31, 2017 resulted from the net purchases of short term investments of approximately $33 million, capital expenditures of approximately $5.0 million, and investments in affiliates of approximately $7.9 million.

Cash used in financing activities in the three months ended March 31, 2018 increased from the three months ended March 31, 2017 mainly due to purchases of treasury stock of approximately $38 million and dividends paid of approximately $8.3 million in the current period, compared to the net repayment of the previously existing term loan credit agreement with proceeds from the Term Loan Debt Facility, and financing costs associated with the Term Loan Debt Facility in the prior year period.

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

Our sales commitments for 2018 were as follows as of April 26, 2018:

	2018
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.2	$96.40
Committed, Seaborne Priced Coking	1.6	$133.39
Committed, Seaborne Unpriced Coking	2.3

Committed, Priced Thermal	0.7	$32.18
Committed, Unpriced Thermal	—

Powder River Basin
Committed, Priced	63.7	$11.98
Committed, Unpriced	1.7

Other Thermal
Committed, Priced	8.3	$36.71
Committed, Unpriced	—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at March 31, 2018. The estimated future realization of the value of the trading portfolio is $0.8 million of losses during the remainder of 2018 and $0.6 million of gains during the remainder of 2019.

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

During the three months ended March 31, 2018, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2018 was $0.3 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the three months ended March 31, 2018, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.5 million to $1.7 million. The linear mean of each daily VaR was $0.9 million. The final VaR at March 31, 2018 was $1.6 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations during 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2018, the Company had protected the price of approximately 63% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $1.88 per gallon. Additionally, the Company has protected approximately 34% of its expected first quarter 2019 purchases with call options with an average strike price of $2.14 per gallon. At March 31, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

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

The table below represents all share repurchases for the three months ended March 31, 2018:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1 through January 31, 2018	66,000	$93.90	66,000	$191,695
February 1 through February 28, 2018	153,006	$94.10	153,006	$177,297
March 1 through March 31, 2018	188,085	$95.67	188,085	$159,303

Total	407,091	$94.79	407,091

As of March 31, 2018, we had repurchased 4,384,306 shares at an average share price of $ 77.71 per share for an aggregate purchase price of approximately $341 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $159 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2018.

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

10.3
Second Amendment to Credit Agreement, dated as of April 3, 2018, among Arch Coal, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on April 3, 2018).

10.4
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

10.9
Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Coal, Inc. and certain subsidiaries of the Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.10
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

39

10.12
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

10.14
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.15
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.16
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

10.21
Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

1022
Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.23*
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.24*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.25*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.26	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.27*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.28*	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.29*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.30*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.31*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.32	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.33
Stock Repurchase Agreement dated September 13, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 19, 2017).

40

10.34
Stock Repurchase Agreement dated December 8, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-Q for the three months ended March 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

* Denotes a management contract or compensatory plan or arrangement.

41

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

April 26, 2018

42