Form 10-Q
period 2018-06-30
ARCH COAL INC
filed 2018-07-31
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At July 27, 2018, there were 19,587,748 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$592,349	$549,866	$1,167,644	$1,150,841
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	474,388	434,465	929,168	894,915
Depreciation, depletion and amortization	30,549	30,701	60,252	62,622
Accretion on asset retirement obligations	6,993	7,623	13,985	15,246
Amortization of sales contracts, net	3,248	14,352	6,299	29,042
Change in fair value of coal derivatives and coal trading activities, net	15,138	863	11,724	1,717
Selling, general and administrative expenses	24,756	22,456	50,704	43,218
Other operating income, net	(7,318)	(3,518)	(14,250)	(5,828)
	547,754	506,942	1,057,882	1,040,932

Income from operations	44,595	42,924	109,762	109,909
Interest expense, net
Interest expense	(5,050)	(6,003)	(10,445)	(15,428)
Interest and investment income	1,552	842	2,825	1,369
	(3,498)	(5,161)	(7,620)	(14,059)

Income before nonoperating expenses	41,097	37,763	102,142	95,850

Nonoperating expenses
Non-service related pension and postretirement benefit (costs) credits	68	(232)	(1,235)	(953)
Net loss resulting from early retirement of debt and debt restructuring	(485)	(31)	(485)	(2,061)
Reorganization items, net	(740)	(21)	(1,041)	(2,849)
	(1,157)	(284)	(2,761)	(5,863)

Income before income taxes	39,940	37,479	99,381	89,987
Provision for (benefit from) income taxes	(3,366)	319	(3,910)	1,159
Net income	$43,306	$37,160	$103,291	$88,828

Net income per common share
Basic earnings per common share	$2.15	$1.51	$5.03	$3.58
Diluted earnings per common share	$2.06	$1.48	$4.81	$3.52

Weighted average shares outstanding
Basic weighted average shares outstanding	20,156	24,659	20,529	24,834
Diluted weighted average shares outstanding	21,036	25,082	21,456	25,245

Dividends declared per common share	$0.40	$0.35	$0.80	$0.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$43,306	$37,160	$103,291	$88,828

Derivative instruments
Comprehensive income (loss) before tax	(12,293)	257	(5,736)	276
Income tax benefit (provision)	—	—	—	—
	(12,293)	257	(5,736)	276
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	3,653	3,154	3,653	3,154
Income tax benefit (provision)	—	—	—	—
	3,653	3,154	3,653	3,154
Available-for-sale securities
Comprehensive income (loss) before tax	177	—	(481)	(387)
Income tax benefit (provision)	—	—	—	—
	177	—	(481)	(387)

Total other comprehensive income (loss)	(8,463)	3,411	(2,564)	3,043
Total comprehensive income	$34,843	$40,571	$100,727	$91,871

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$241,590	$273,387
Short term investments	160,894	155,846
Trade accounts receivable	198,362	172,604
Other receivables	12,612	29,771
Inventories	157,205	128,960
Other current assets	86,642	70,426
Total current assets	857,305	830,994
Property, plant and equipment, net	925,559	955,948
Other assets
Equity investments	104,189	106,107
Other noncurrent assets	62,360	86,583
Total other assets	166,549	192,690
Total assets	$1,949,413	$1,979,632
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$131,027	$134,137
Accrued expenses and other current liabilities	194,730	184,161
Current maturities of debt	12,533	15,783
Total current liabilities	338,290	334,081
Long-term debt	305,157	310,134
Asset retirement obligations	316,341	308,855
Accrued pension benefits	7,481	14,036
Accrued postretirement benefits other than pension	106,934	102,369
Accrued workers’ compensation	185,068	184,835
Other noncurrent liabilities	49,194	59,457
Total liabilities	1,308,465	1,313,767

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at June 30, 2018 and December 31, 2017, respectively	250	250
Paid-in capital	708,127	700,125
Retained earnings	333,753	247,232
Treasury stock, 5,344 shares and 3,977 shares at June 30, 2018 and December 31, 2017, respectively, at cost	(418,985)	(302,109)
Accumulated other comprehensive income	17,803	20,367
Total stockholders’ equity	640,948	665,865
Total liabilities and stockholders’ equity	$1,949,413	$1,979,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$103,291	$88,828
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	60,252	62,622
Accretion on asset retirement obligations	13,985	15,246
Amortization of sales contracts, net	6,299	29,042
Prepaid royalties expensed	—	2,288
Deferred income taxes	8,730	5,996
Employee stock-based compensation expense	7,992	4,942
Gains on disposals and divestitures, net	131	(2,005)
Net loss resulting from early retirement of debt and debt restructuring	485	2,061
Amortization relating to financing activities	2,170	1,565
Changes in:
Receivables	(20,212)	(3,864)
Inventories	(28,245)	(23,594)
Accounts payable, accrued expenses and other current liabilities	(11,879)	(89)
Income taxes, net	11,560	(3,796)
Other	(9,563)	21,557
Cash provided by operating activities	144,996	200,799
Investing activities
Capital expenditures	(30,049)	(16,922)
Minimum royalty payments	(124)	(4,211)
Proceeds from disposals and divestitures	56	4,186
Purchases of short term investments	(110,359)	(157,364)
Proceeds from sales of short term investments	105,150	85,035
Investments in and advances to affiliates, net	—	(8,934)
Cash used in investing activities	(35,326)	(98,210)
Financing activities
Proceeds from issuance of term loan due 2024	—	298,500
Payments to extinguish term loan due 2021	—	(325,684)
Payments on term loan due 2024	(1,500)	(750)
Net payments on other debt	(7,307)	(5,207)
Debt financing costs	(529)	(8,900)
Net loss resulting from early retirement of debt and debt restructuring	(50)	(2,061)
Dividends paid	(16,333)	(8,563)
Purchases of treasury stock	(115,973)	(51,043)
Other	10	—
Cash used in financing activities	(141,682)	(103,708)
Decrease in cash and cash equivalents, including restricted cash	(32,012)	(1,119)
Cash and cash equivalents, including restricted cash, beginning of period	273,602	376,422
Cash and cash equivalents, including restricted cash, end of period	$241,590	$375,303

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$241,590	$333,548
Restricted cash	—	41,755
	$241,590	$375,303

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S. GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings. The Company also reviewed the disclosure requirements under the new standard and has compiled information needed for the expanded disclosures which are included within Note 18, “Revenue Recognition” in the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The amendment requires the classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. The new guidance is effective for fiscal years beginning after December 15, 2017 and the interim periods therein, with early adoption permitted. The amendments in the classification should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, the prospective application is permitted. The Company adopted ASU 2016-15 effective January 1, 2018 with no impact on the Company’s financial statements.

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Statements of Cash Flow. As a result, net cash used in investing activities for the six months ended June 30, 2017 was adjusted to exclude the change in restricted cash as follows:

(in thousands)	Six Months Ended June 30, 2017
Cash used in investing activities previously reported	$(68,915)
Less: Withdrawals of restricted cash	29,295

Cash used in investing activities	$(98,210)

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Nonoperating expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods therein. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Income Statements. The retrospective application resulted in a $0.6 million and $1.5 million reduction in cost of coal sales and a $0.3 million and $0.5 million increase in selling, general and administrative costs with the corresponding offset to Nonoperating expense for the three and six months ended June 30, 2017.

Recent Accounting Guidance Issued Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the term of the lease, on a generally straight line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company has both operating and capital leases. We expect the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded on the Company’s financial statements. The Company is currently in the process of accumulating all contractual lease arrangements in order to determine the impact on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company anticipates early adopting the standard in the third quarter of 2018, although we do not expect a significant impact to the Company’s financial results.

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2017	$647	$19,720	$—	$20,367
Unrealized gains (losses)	(5,248)	5,024	(465)	(689)
Amounts reclassified from AOCI	(488)	(1,371)	(16)	(1,875)
Balance at June 30, 2018	$(5,089)	$23,373	$(481)	$17,803

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
Details About AOCI Components	2018	2017	2018	2017	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$—	$—	$—	$—	Revenues
Interest rate hedges	348	—	488	—	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$348	$—	$488	$—	Net of tax

Pension, postretirement and other post-employment benefits
Pension settlement	1,371	487	1,371	487	Non-service related pension and postretirement benefit (costs) credits
	1,371	487	1,371	487
	—	—	—	—	Provision for (benefit from) income taxes
	$1,371	$487	$1,371	$487	Net of tax

Available-for-sale securities	$16	$—	$16	$332	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$16	$—	$16	$332	Net of tax

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

During the three months ended June 30, 2018 and 2017, the Company recorded $0.7 million and near $0.0 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.3 million and $0.9 million during the three months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018 and 2017, the Company recorded $1.0 million and $2.8 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.6 million and $4.7 million during the six months ended June 30, 2018 and 2017, respectively.

5. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Coal	$72,268	$54,692
Repair parts and supplies	84,937	74,268
	$157,205	$128,960

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.9 million at June 30, 2018 and $0.3 million at December 31, 2017.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$88,858	$3	$(161)	$88,700	$88,700	$—
Corporate notes and bonds	72,516	3	(325)	72,194	72,194	—
Total Investments	$161,374	$6	$(486)	$160,894	$160,894	$—

	December 31, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,151	$22	$(73)	$64,100	$64,100	$—
Corporate notes and bonds	92,038	—	(292)	91,746	91,746	—
Total Investments	$156,189	$22	$(365)	$155,846	$155,846	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $128.1 million and $132.0 million at June 30, 2018 and December 31, 2017, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $17.5 million and $0.0 million at June 30, 2018 and December 31, 2017, respectively. The unrealized losses in the Company’s portfolio at June 30, 2018 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2018 have maturity dates ranging from the third quarter of 2018 through the fourth quarter of 2019. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

7. Sales Contracts

The sales contracts reflected in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2018			December 31, 2017
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(91,650)	(30,570)		(84,760)	(29,979)
Total	$5,546	$1,172	$4,374	$12,436	$1,763	$10,673
Balance Sheet classification:
Other current	$5,544	$634		$12,432	$934
Other noncurrent	$2	$538		$4	$829
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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations during 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2018, the Company had protected the price of approximately 70% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $2.10 per gallon. Additionally, the Company has protected approximately 50% of its expected first half 2019 purchases with call options with an average strike price of $2.33 per gallon. At June 30, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2018, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2018	2019	Total
Coal sales	1,089	1,587	2,676
Coal purchases	433	79	512

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2018 and an immaterial amount of gains during 2019.

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

	June 30, 2018			December 31, 2017
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,763	$(9,388)		$942	$(2,146)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	6,652	—		5,354	—
Coal -- held for trading purposes	35,894	(36,323)		44,088	(45,221)
Coal -- risk management	6,058	(22,900)		5,139	(9,892)
Natural gas	42	—		27	—
Total	48,646	(59,223)		54,608	(55,113)
Total derivatives	50,409	(68,611)		55,550	(57,259)
Effect of counterparty netting	(42,542)	42,542		(50,042)	50,042
Net derivatives as classified in the balance sheets	$7,867	$(26,069)	$(18,202)	$5,508	$(7,217)	$(1,709)

		June 30, 2018	December 31, 2017
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$7,867	$5,508
Coal	Accrued expenses and other current liabilities	(26,069)	(7,217)
		$(18,202)	$(1,709)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $41.1 million and $16.2 million at June 30, 2018 and December 31, 2017, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2018	2017
Coal sales	(1)	$(15,462)	$49	$—	$—
Coal purchases	(2)	2,705	(34)	—	—
Totals		$(12,757)	$15	$—	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized
		2018	2017
Coal trading — realized and unrealized	(3)	$384	$(836)
Coal risk management — unrealized	(3)	$(15,505)	$—
Natural gas trading— realized and unrealized	(3)	$(17)	$(27)
Change in fair value of coal derivatives and coal trading activities, net total		$(15,138)	$(863)

Coal risk management— realized	(4)	$(1,649)	$—
Heating oil — diesel purchases	(4)	$3,657	$(1,147)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2018	2017
Coal sales	(1)	$(10,231)	$269	$—	$—
Coal purchases	(2)	2,163	(234)	—	—
Totals		$(8,068)	$35	$—	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized
		2018	2017
Coal trading — realized and unrealized	(3)	$942	$(1,494)
Coal risk management — unrealized	(3)	$(12,630)	$26
Natural gas trading— realized and unrealized	(3)	$(36)	$(249)
Change in fair value of coal derivatives and coal trading activities, net total		$(11,724)	$(1,717)

Coal risk management— realized	(4)	$(2,680)	$—
Heating oil — diesel purchases	(4)	$3,675	$(4,725)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at June 30, 2018, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are losses of approximately $7.5 million.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Payroll and employee benefits	$41,627	$53,149
Taxes other than income taxes	78,501	77,017
Interest	204	246
Acquired sales contracts	634	934
Workers’ compensation	19,664	18,782
Asset retirement obligations	19,840	19,840
Other	34,260	14,193
	$194,730	$184,161

10. Debt and Financing Arrangements

	June 30,	December 31,
	2018	2017
	(In thousands)
Term loan due 2024 ($296.3 million face value)	$295,029	$296,435
Other	29,280	36,514
Debt issuance costs	(6,619)	(7,032)
	317,690	325,917
Less: current maturities of debt	12,533	15,783
Long-term debt	$305,157	$310,134

Term Loan Facility

On March 7, 2017, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000.

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

Second Amendment to Term Loan Facility

On April 3, 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment further reduces the interest rate on its Term Loan Debt Facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75% , subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. The Second Amendment also resets the 1.00% call premium to apply to repricing events that occur on or prior to October 3, 2018. The LIBOR floor remains at 1.00%. There is no change to the maturities as a result of the Second Amendment.

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2018, letters of credit totaling $75.3 million were outstanding under the facility which had a borrowing base of $79.5 million. As a result, there was no cash collateral required to be posted in the facility.

Inventory-Based Revolving Credit Facility

On April 27, 2017, the Company and certain subsidiaries of Arch Coal entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of June 30, 2018, letters of credit totaling $35.2 million were outstanding under the facility with $4.8 million available for borrowings.

Interest Rate Swaps

During the second quarter of 2017, the Company entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on the Company’s Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the revised LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of June 30, 2018:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$100.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021

The fair value of the interest rate swaps at June 30, 2018 is an asset of $4.2 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.3 million and $0.5 million of gains during the three and six months ended June 30, 2018, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Financing Costs

The Company paid $0.5 million of financing costs during the six months ended June 30, 2018 related to the Second Amendment to the Term Loan Facility discussed above. During the six months ended June 30, 2017, the Company paid $8.9 million of financing costs primarily related to the issuance of the Term Loan Debt facility discussed above. These issuance costs were capitalized and amortized using the effective interest method over the term of the facility.

The Company incurred $2.1 million of legal and financial advisory fees associated with debt refinancing activities during the six months ended June 30, 2017 related to the extinguishment of its previously existing first lien debt facility and initial efforts to replace the accounts receivable securitization facility.

11. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income tax provision (benefit) at statutory rate	$8,387	$13,118	$20,870	$31,496
Percentage depletion allowance	(2,488)	(5,692)	(7,095)	(12,731)
State taxes, net of effect of federal taxes	583	408	1,337	891
Change in valuation allowance	(7,317)	(8,316)	(17,956)	(20,218)
Other, net	(2,531)	801	(1,066)	1,721
Provision for (benefit from) income taxes	$(3,366)	$319	$(3,910)	$1,159

The tax provision for the three and six months ended June 30, 2018 includes a $3.3 million release of a FIN 48 reserve for an Australian tax exposure due to the expiration of the local country statute.
On December 22, 2017 the Tax Cut and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate alternative minimum tax regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused alternative minimum tax credits will be refunded during 2018-2022, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.
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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2018.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$160,894	$54,832	$106,062	$—
Derivatives	12,031	593	4,786	6,652
Total assets	$172,925	$55,425	$110,848	$6,652
Liabilities:
Derivatives	$26,069	$24,862	$638	$569

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Balance, beginning of period	$4,969	$5,426
Realized and unrealized gains recognized in earnings, net	3,628	3,653
Purchases	823	1,656
Issuances	(580)	(654)
Settlements	(2,757)	(3,998)
Ending balance	$6,083	$6,083

Net unrealized gains of $1.5 million and $3.0 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three and six months ended June 30, 2018, respectively, related to Level 3 financial instruments held on June 30, 2018.

 Fair Value of Long-Term Debt

At June 30, 2018 and December 31, 2017, the fair value of the Company’s debt, including amounts classified as current, was $327.1 million and $336.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	20,156	24,659	20,529	24,834
Effect of dilutive securities	880	423	927	411

Diluted weighted average shares outstanding	21,036	25,082	21,456	25,245

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,860	$1,559	$3,720	$3,117
Interest cost(1)	1,194	1,168	2,389	2,337
Total occupational disease	$3,054	$2,727	$6,109	$5,454
Traumatic injury claims and assessments	2,188	2,532	5,199	5,410
Total workers’ compensation expense	$5,242	$5,259	$11,308	$10,864

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

15. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest cost(1)	$2,270	$2,991	$4,541	$5,982
Expected return on plan assets(1)	(3,080)	(4,499)	(6,161)	(8,996)
Pension settlement(1)	(1,371)	(487)	(1,371)	(487)
Net benefit credit	$(2,181)	$(1,995)	$(2,991)	$(3,501)

During the second quarter of 2018, the Company recorded a pension settlement related to its cash balance pension plan as the qualifying distributions from the plan exceeded the annual service and interest costs of the plan. Additionally, in accordance with accounting guidance, the Company revalued the cash balance pension plan liability which reduced the liability by approximately $5.0 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 4.11%.

The following table details the components of other postretirement benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$139	$171	$279	$341
Interest cost(1)	919	1,059	1,837	2,117
Net benefit cost	$1,058	$1,230	$2,116	$2,458

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

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of June 30, 2018 and December 31, 2017, the Company had accrued $0.4 million and $0.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

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

Operating segment results for the three and six months ended June 30, 2018 and 2017, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2018
Revenues	$229,878	$259,032	$99,814	$3,625	$592,349
Adjusted EBITDA	26,491	86,657	11,842	(39,605)	85,385
Depreciation, depletion and amortization	8,304	18,018	3,701	526	30,549
Accretion on asset retirement obligation	4,885	469	565	1,074	6,993
Total assets	379,613	551,012	134,319	884,469	1,949,413
Capital expenditures	3,065	11,899	2,559	3,073	20,596

Three Months Ended June 30, 2017
Revenues	$230,579	$227,649	$91,639	$(1)	$549,866
Adjusted EBITDA	31,789	62,552	26,910	(25,651)	95,600
Depreciation, depletion and amortization	8,574	18,385	3,285	457	30,701
Accretion on asset retirement obligation	5,040	528	540	1,515	7,623
Total assets	426,793	580,543	126,870	997,852	2,132,058
Capital expenditures	822	6,825	1,899	1,426	10,972

Six Months Ended June 30, 2018
Revenues	$475,306	$497,379	$191,334	$3,625	$1,167,644
Adjusted EBITDA	53,993	170,399	27,510	(61,604)	190,298
Depreciation, depletion and amortization	16,727	35,003	7,536	986	60,252
Accretion on asset retirement obligation	9,771	937	1,130	2,147	13,985
Total assets	379,613	551,012	134,319	884,469	1,949,413
Capital expenditures	3,763	17,728	3,765	4,793	30,049

Six Months Ended June 30, 2017
Revenues	$504,007	$453,232	$193,545	$57	$1,150,841
Adjusted EBITDA	79,794	130,862	54,152	(47,989)	216,819
Depreciation, depletion and amortization	18,085	37,149	6,485	903	62,622
Accretion on asset retirement obligation	10,080	1,057	1,080	3,029	15,246
Total assets	426,793	580,543	126,870	997,852	2,132,058
Capital expenditures	950	11,436	2,640	1,896	16,922

A reconciliation of net income to adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$43,306	$37,160	$103,291	$88,828
Provision for (benefit from) income taxes	$(3,366)	$319	$(3,910)	$1,159
Interest expense, net	3,498	5,161	7,620	14,059
Depreciation, depletion and amortization	30,549	30,701	60,252	62,622
Accretion on asset retirement obligations	6,993	7,623	13,985	15,246
Amortization of sales contracts, net	3,248	14,352	6,299	29,042
Net loss resulting from early retirement of debt and debt restructuring	485	31	485	2,061
Non-service related pension and postretirement benefit costs	(68)	232	1,235	953
Reorganization items, net	740	21	1,041	2,849
Adjusted EBITDA	$85,385	$95,600	$190,298	$216,819

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2018
North America revenues	$229,035	$38,323	$40,547	$3,625	$311,530
Seaborne revenues	843	220,709	59,267	—	280,819

Total revenues	$229,878	$259,032	$99,814	$3,625	$592,349

Three Months Ended June 30, 2017
North America revenues	$230,579	$82,498	$71,539	$(1)	$384,615
Seaborne revenues	—	145,151	20,100	—	165,251

Total revenues	$230,579	$227,649	$91,639	$(1)	$549,866

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2018
North America revenues	$473,395	$68,001	$84,214	$3,625	$629,235
Seaborne revenues	1,911	429,378	107,120	—	538,409

Total revenues	$475,306	$497,379	$191,334	$3,625	$1,167,644

Six Months Ended June 30, 2017
North America revenues	$504,007	$151,233	$140,503	$57	$795,800
Seaborne revenues	—	301,999	53,042	—	355,041

Total revenues	$504,007	$453,232	$193,545	$57	$1,150,841

As of June 30, 2018, the Company has outstanding performance obligations for the remainder of 2018 of 35.0 million tons of fixed price contracts and 4.9 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 70.8 million tons of fixed price contracts and 6.4 million tons of variable price contracts.

19. Subsequent Events

On July 26, 2018, the board of directors of Arch Coal authorized an incremental $250 million increase to the share repurchase program bringing the total authorization to $750 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. As of June 30, 2018, we had repurchased 5,344,411 shares at an average share price of $78.40 per share for an aggregate purchase price of approximately $419 million since inception of the stock repurchase program. The Company had 19,587,748 common shares outstanding as of July 27, 2018.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to pay dividends of repurchase shares in accordance with our announced capital allocation plan; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Our results for the second quarter of 2018 benefited from continued strength in the metallurgical and international thermal markets, and favorable weather patterns for electricity generation in the challenging domestic thermal market. While natural gas storage levels remain significantly below both year ago and five year average levels, natural gas production levels have increased meaningfully and strong oil prices have resulted in significantly higher associated gas output. Pricing for the competing fuel was marginally lower year over year, while remaining effectively flat during the current quarter. Generator coal stockpiles continued to decline and are approaching historically normal levels based on days of burn. Powder River Basin coal remained economically competitive for electrical generation in many regions throughout the country during the current quarter, and our Powder River Basin operations were able to effectively mitigate the impact of excessive rainfall in the basin late in the current quarter. Pricing in international thermal markets strengthened throughout the current quarter, approaching multi-year highs by the end of the period. Certain of our operations continued to economically ship coal into these markets throughout the current quarter, and we continued to layer in forward positions in these markets at economically viable levels.

Metallurgical coal markets remained strong in the second quarter of 2018, as economic growth and certain supply constraints continued to support international coking coal prices. During the current period, pricing differentials between the Atlantic and Pacific seaborne markets converged, and by the middle of the quarter, pricing for the Pacific market again exceeded pricing in the Atlantic coking coal market. We believe both Atlantic and Pacific coking coal markets remain reasonably well balanced, and supported by continued strong global steel demand growth. Additional coking coal supply is coming back into the market from existing and formerly idled operations, particularly in the United States, but overall global investment in new production capacity appears to be limited. While the new steel tariffs appear to have had little impact on coking coal pricing or demand to date, longer term implications for coking coal markets and the global economy as a whole remain less certain.

In the third quarter of 2017 we sold our Lone Mountain operation, which had been part of our Metallurgical segment. Lone Mountain is included in both the first six months and second quarter of 2017 results presented herein.

Results of Operations

Three Months Ended June 30, 2018 and 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	(Decrease) / Increase
	(In thousands)
Coal sales	$592,349	$549,866	$42,483
Tons sold	22,952	22,521	431

On a consolidated basis, coal sales in the second quarter of 2018 was approximately $42.5 million or 7.7% greater than in the second quarter 2017, and tons sold increased approximately 0.4 million tons or 1.9%. Coal sales from ongoing Metallurgical operations increased approximately $64.4 million on increased pricing and volume, with pricing accounting for approximately two thirds of the increase. Powder River Basin coal sales decreased slightly as decreased pricing was largely offset by increased volume, and Other Thermal coal sales increased approximately $8.2 million as increased pricing was partially offset by reduced volume. Lone Mountain, an operation that we divested in 2017, provided approximately $33.0 million in coal sales in the prior year period. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$474,388	$434,465	$(39,923)
Depreciation, depletion and amortization	30,549	30,701	152
Accretion on asset retirement obligations	6,993	7,623	630
Amortization of sales contracts, net	3,248	14,352	11,104
Change in fair value of coal derivatives and coal trading activities, net	15,138	863	(14,275)
Selling, general and administrative expenses	24,756	22,456	(2,300)
Other operating income, net	(7,318)	(3,518)	3,800
Total costs, expenses and other	$547,754	$506,942	$(40,812)

Cost of sales.  Our cost of sales for the second quarter of 2018 increased approximately $39.9 million or 9.2% versus the second quarter of 2017. The increase consists primarily of transportation costs (approximately $25.4 million), labor related costs (approximately $9.2 million), repairs and supplies (approximately $15.3 million), change in coal inventories (approximately $9.6 million), and purchased coal costs (approximately $8.9 million), at ongoing operations. These cost increases were partially offset by approximately $34.3 million of cost of sales in the prior year period at Lone Mountain, an operation sold in 2017 as discussed in the Overview. See discussion in “Operational Performance” for further information about segment results.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the second quarter of 2018 versus the second quarter of 2017 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in the second quarter of 2018 versus the prior year period is primarily related to mark to market losses on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during the current quarter, the market value of these positions declined.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the second quarter of 2018 versus the second quarter of 2017 is primarily due to compensation costs (approximately $1.8 million) and professional services (approximately $0.4 million).

Other operating income, net. The increased benefit from other operating income, net in the second quarter of 2018 versus the second quarter of 2017 consists primarily of improvement in mark to market adjustments on heating oil derivatives (approximately $4.8 million), partially offset by the unfavorable impact of coal derivative settlements in the current period (approximately $1.6 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$68	$(232)	$300
Net loss resulting from early retirement of debt and debt restructuring	(485)	(31)	(454)
Reorganization items, net	(740)	(21)	(719)
Total nonoperating expense	$(1,157)	$(284)	$(873)

Nonoperating expenses increased in the second quarter of 2018 versus the second quarter of 2017 primarily due to an increase in Chapter 11 reorganization costs and costs associated with the repricing of our term loan in the current period. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 2, “Accounting Policies,” and Note 10, “Debt and Financing Arrangements,” to the Condensed Consolidated Financial Statements.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$(3,366)	$319	$3,685

See further discussion in Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2018 and 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	(Decrease) / Increase
	(In thousands)
Coal sales	$1,167,644	$1,150,841	$16,803
Tons sold	46,616	48,199	(1,583)

On a consolidated basis, coal sales in the first six months of 2018 was approximately $16.8 million or 1.5% greater than in the first six months 2017, and tons sold declined approximately 1.6 million tons or 3.3%. Coal sales from ongoing Metallurgical operations increased approximately $100.5 million on increased pricing and volume, with pricing accounting for approximately 84% of the increase. Powder River Basin coal sales declined approximately $28.7 million on reduced volume and price, and Other Thermal declined approximately $2.2 million on reduced volume partially offset by increased pricing. Lone Mountain, an operation sold in 2017 as discussed in the Overview, provided approximately $56.3 million in coal sales in the prior year period. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$929,168	$894,915	$(34,253)
Depreciation, depletion and amortization	60,252	62,622	2,370
Accretion on asset retirement obligations	13,985	15,246	1,261
Amortization of sales contracts, net	6,299	29,042	22,743
Change in fair value of coal derivatives and coal trading activities, net	11,724	1,717	(10,007)
Selling, general and administrative expenses	50,704	43,218	(7,486)
Other operating income, net	(14,250)	(5,828)	8,422
Total costs, expenses and other	$1,057,882	$1,040,932	$(16,950)

Cost of sales.  Our cost of sales for the first six months of 2018 increased approximately $34.3 million or 3.8% versus the first six months of 2017. The increase consists primarily of transportation costs (approximately $15.7 million), labor related costs (approximately $20.4 million), repairs and supplies (approximately $24.2 million), change in coal inventories (approximately $9.1 million), and purchased coal costs (approximately $13.9 million) at ongoing operations. These cost increases were partially offset by approximately $55.9 million of cost of sales in the prior year period at Lone Mountain, an operation sold in 2017 as discussed in the Overview. See discussion in “Operational Performance” for further information about segment results.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the first six months of 2018 versus the first six months of 2017 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in the first six months of 2018 versus the prior year period is primarily related to mark to market losses on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during the current period, the market value of these positions declined.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the first six months of 2018 versus the first six months of 2017 is primarily due to compensation costs (approximately $5.4 million) and professional services (approximately $2.0 million).

Other operating income, net. The increased benefit from other operating income, net in the first six months of 2018 versus the second quarter of 2017 consists primarily of improvement in mark to market adjustments on heating oil derivatives (approximately $8.4 million), increased miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales (approximately $2.0 million), and increased income from equity investments (approximately $1.1 million), partially offset by the unfavorable impact of coal derivative settlements in the current period (approximately $2.7 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(1,235)	$(953)	$(282)
Net loss resulting from early retirement of debt and debt restructuring	(485)	(2,061)	1,576
Reorganization items, net	(1,041)	(2,849)	1,808
Total nonoperating expense	$(2,761)	$(5,863)	$3,102

Nonoperating expenses declined in the first six months of 2018 versus the first six months of 2017 primarily due to costs associated with our efforts to replace our securitization facility and term loan in the prior year period, partially offset by costs associated with the second repricing of our term loan in the current period, and reduced expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 2, “Accounting Policies,” and Note 10, “Debt and Financing Arrangements,” to the Condensed Consolidated Financial Statements.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$(3,910)	$1,159	$5,069

See further discussion in Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements.

Operational Performance

Three and Six Months Ended June 30, 2018 and 2017

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

The following table shows results by operating segment for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Powder River Basin
Tons sold (in thousands)	18,792	18,092	700	38,535	39,418	(883)
Coal sales per ton sold	$12.06	$12.55	$(0.49)	$12.11	$12.56	$(0.45)
Cash cost per ton sold	$10.66	$10.82	$0.16	$10.72	$10.55	$(0.17)
Cash margin per ton sold	$1.40	$1.73	$(0.33)	$1.39	$2.01	$(0.62)
Adjusted EBITDA (in thousands)	$26,491	$31,789	$(5,298)	$53,993	$79,794	$(25,801)
Metallurgical
Tons sold (in thousands)	2,009	2,104	(95)	3,764	4,164	(400)
Coal sales per ton sold	$104.38	$90.59	$13.79	$109.78	$90.72	$19.06
Cash cost per ton sold	$61.33	$60.95	$(0.38)	$64.59	$59.33	$(5.26)
Cash margin per ton sold	$43.05	$29.64	$13.41	$45.19	$31.39	$13.80
Adjusted EBITDA (in thousands)	$86,657	$62,552	$24,105	$170,399	$130,862	$39,537
Other Thermal
Tons sold (in thousands)	2,036	2,325	(289)	4,203	4,617	(414)
Coal sales per ton sold	$36.77	$33.41	$3.36	$36.16	$34.45	$1.71
Cash cost per ton sold	$31.19	$22.06	$(9.13)	$29.82	$22.93	$(6.89)
Cash margin per ton sold	$5.58	$11.35	$(5.77)	$6.34	$11.52	$(5.18)
Adjusted EBITDA (in thousands)	$11,842	$26,910	$(15,068)	$27,510	$54,152	$(26,642)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three and six months ended June 30, 2018, declined from the three and six months ended June 30, 2017 due to reduced pricing in both current periods and reduced volume in the current six month period. Pricing was negatively impacted by lower natural gas pricing, increased wind generation, and excess generator coal stockpiles given reduced coal fired generation. Pricing was also negatively impacted by the normal year end roll off and replacement of term contracts that had been executed during stronger market environments. Volume increased year over year in the current three month period as weather patterns were favorable for electric generation and our operations were able to largely avoid negative impacts from heavy rains in the mining area during June of the current year. Cash cost per ton sold improved in the three months ended June 30, 2018 versus the three months ended June 30, 2017 due to the volume improvement, partially offset by increased commodity costs, particularly fuel. Cash cost per ton sold for the current six month period was negatively impacted by reduced volume, and by increased commodity costs, particularly fuel. These cost pressures were partially offset by cost control efforts that included reduced maintenance and contractor costs.

Metallurgical —Adjusted EBITDA for the three and six months ended June 30, 2018, increased from the three and six months ended June 30, 2017 due to significant pricing improvement. Pricing was supported by the continued strength in international metallurgical markets. Furthermore, our pricing benefited from our decision to commit less of our planned production to North American annual fixed price contracts, leaving a greater portion exposed to stronger pricing in the international markets. Our sales volume decline versus the prior year periods was effectively all related to Lone Mountain, an operation that we divested in 2017. Lone Mountain sold approximately 0.4 million tons and 0.7 million tons in the prior year three and six month periods, respectively. In the three and six months ended June 30, 2018, tons sold from ongoing operations increased approximately 0.3 million tons versus the three and six months ended June 30, 2017. Our cash cost per ton sold for the three and six months ended June 30, 2018 increased versus the prior year period due to increased operating tax and royalty costs, increased labor costs across the segment, and some specific nonrecurring expenses primarily associated with difficult geology on the prior longwall panel at Mountain Laurel. In particular, the current six month period cost of sales per ton sold includes $1.9 million to repair subsidence damage to a state road adjacent to our Mountain Laurel operation. Operating taxes and royalties are impacted by the increased coal sales per ton sold and an expected increase in the severance tax rate at our Beckley Mine.

Our metallurgical segment sold 1.7 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended June 30, 2018, as compared to 1.5 million tons of coking coal, 0.2 million tons of PCI Coal, and 0.3 million tons of associated thermal coal in the three months ended June 30, 2017. In the six months ended June 30, 2018 we sold 3.1 million tons of coking coal and 0.6 million tons of associated thermal coal versus 3.1 million tons of coking coal, 0.3 million tons of PCI Coal, and 0.8 million tons of associated thermal coal in the six months ended June 30, 2017. Longwall operations accounted for approximately 69% of our shipment volume in the six months ended June 30, 2018 and 55% of our shipment volume in the six months ended June 30, 2017.

Other Thermal— Adjusted EBITDA for the three and six months ended June 30, 2018, declined from the three and six months ended June 30, 2017 due to lower sales volume at West Elk and increased cost at our West Elk and Coal Mac operations. In the current year periods, rail service issues constrained sales volume at both West Elk and Coal Mac. West Elk costs increased due to higher levels of continuous miner production as compared to the prior year period, which was necessary to maintain adequate longwall development. Coal Mac costs increased as maintenance and fuel costs increased.

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

Three Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$229,878	$259,032	$99,814	$3,625	$592,349
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,649	—	1,649
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,625	3,625
Transportation costs	3,176	49,308	23,281	—	75,765
Non-GAAP Segment coal sales revenues	$226,702	$209,724	$74,884	$—	$511,310
Tons sold	18,792	2,009	2,036
Coal sales per ton sold	$12.06	$104.38	$36.77

Three Months Ended June 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$230,579	$227,649	$91,639	$(1)	$549,866
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	—	—	—
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	—	—
Transportation costs	3,500	37,025	13,941	—	54,466
Non-GAAP Segment coal sales revenues	$227,079	$190,624	$77,698	$(1)	$495,400
Tons sold	18,092	2,104	2,325
Coal sales per ton sold	$12.55	$90.59	$33.41

Six Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$475,306	$497,379	$191,334	$3,625	$1,167,644
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,680	—	2,680
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,626	3,626
Transportation costs	8,655	84,192	36,675	—	129,522
Non-GAAP Segment coal sales revenues	$466,651	$413,187	$151,979	$(1)	$1,031,816
Tons sold	38,535	3,764	4,203
Coal sales per ton sold	$12.11	$109.78	$36.16

Six Months Ended June 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$504,007	$453,232	$193,545	$57	$1,150,841
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	—	—	—
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	52	52
Transportation costs	8,840	75,496	34,481	7	118,824
Non-GAAP Segment coal sales revenues	$495,167	$377,736	$159,064	$(2)	$1,031,965
Tons sold	39,418	4,164	4,617
Coal sales per ton sold	$12.56	$90.72	$34.45

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

Three Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$205,532	$172,548	$86,800	$9,508	$474,388
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	1,968	—	—	—	1,968
Transportation costs	3,176	49,308	23,281	—	75,765
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	6,731	6,731
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,777	2,777
Non-GAAP Segment cash cost of coal sales	200,388	123,240	63,519	—	387,147
Tons sold	18,792	2,009	2,036
Cash Cost Per Ton Sold	$10.66	$61.33	$31.19

Three Months Ended June 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$198,274	$165,272	$65,242	$5,677	$434,465
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(891)	—	—	—	(891)
Transportation costs	3,500	37,025	13,941	—	54,466
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	5,233	5,233
Other (operating overhead, certain actuarial, etc.)	—	—	—	444	444
Non-GAAP Segment cash cost of coal sales	$195,665	$128,247	$51,301	$—	$375,213
Tons sold	18,092	2,104	2,325
Cash Cost Per Ton Sold	$10.82	$60.95	$22.06

Six Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$424,059	$327,310	$161,988	$15,811	$929,168
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	2,407	—	—	—	2,407
Transportation costs	8,655	84,192	36,675	—	129,522
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	10,964	10,964
Other (operating overhead, certain actuarial, etc.)	—	—	—	4,847	4,847
Non-GAAP Segment cash cost of coal sales	$412,997	$243,118	$125,313	$—	$781,428
Tons sold	38,535	3,764	4,203
Cash Cost Per Ton Sold	$10.72	$64.59	$29.82

Six Months Ended June 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$423,381	$322,531	$140,359	$8,644	$894,915
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,495)	—	—	—	(1,495)
Transportation costs	8,840	75,496	34,481	7	118,824
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	8,681	8,681
Other (operating overhead, certain actuarial, etc.)	—	—	—	(44)	(44)
Non-GAAP Segment cash cost of coal sales	$416,036	$247,035	$105,878	$—	$768,949
Tons sold	39,418	4,164	4,617
Cash Cost Per Ton Sold	$10.55	$59.33	$22.93

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$43,306	$37,160	$103,291	$88,828
Provision for (benefit from) income taxes	(3,366)	319	(3,910)	1,159
Interest expense, net	3,498	5,161	7,620	14,059
Depreciation, depletion and amortization	30,549	30,701	60,252	62,622
Accretion on asset retirement obligations	6,993	7,623	13,985	15,246
Amortization of sales contracts, net	3,248	14,352	6,299	29,042
Net loss resulting from early retirement of debt and debt restructuring	485	31	485	2,061
Non-service related pension and postretirement benefit costs	(68)	232	1,235	953
Reorganization items, net	740	21	1,041	2,849
Adjusted EBITDA	85,385	95,600	190,298	216,819
EBITDA from idled or otherwise disposed operations	2,832	4,698	5,411	6,934
Selling, general and administrative expenses	24,756	22,456	50,704	43,218
Other	12,017	(1,503)	5,489	(2,163)
Segment Adjusted EBITDA from coal operations	$124,990	$121,251	$251,902	$264,808

Other includes primarily income from our equity investments and certain changes in the fair value of coal derivatives and coal trading activities.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017, our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. On July 26, 2018, our Board of Directors authorized an additional $250 million for our share repurchase program, bringing the total authorization to $750 million. During the quarter ended June 30, 2018, we repurchased 960,105 shares of our stock for approximately $78.3 million of which $77.8 million was paid in the current quarter bringing total repurchases to 5,344,411 shares for approximately $419.0 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. On February 13, 2018, we announced an increase in the quarterly dividend to $0.40 per share. A dividend of approximately $8.0 million was paid on June 15, 2018 to stockholders of record at the close of business on May 31, 2018, bringing total dividends paid this year to approximately $16.3 million.

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

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. There is no change to the maturities as a result of the First Amendment or Second Amendment. The reduction in interest rate is expected to generate incremental annual cash interest savings of $1.5 million. For further information regarding this amendment see Note 10 “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% through April 3, 2018 and 2.75% thereafter which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The Extended Securitization Facility has borrowing capacity of $160 million and the maturity date is three years after the Securitization Facility Closing Date. As of June 30, 2018, we had letters of credit totaling $75.3 million outstanding under the facility which had a borrowing base of $79.5 million. As a result, we were not required to post cash collateral in the facility. For further information regarding the Extended Securitization Facility see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On April 27, 2017, we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”). As of June 30, 2018, we had letters of credit totaling $35.2 million outstanding under the facility with $4.8 million available for borrowings. For further information regarding the Inventory Facility see Note 10 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On June 30, 2018, we had total liquidity of approximately $420 million including $402 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$144,996	$200,799
Investing activities	(35,326)	(98,210)
Financing activities	(141,682)	(103,708)

Cash Flow

Cash provided by operating activities in the six months ended June 30, 2018 declined from the six months ended June 30, 2017 mainly due to a large unfavorable year over year change in working capital particularly in receivables and payables, and the release of cash deposits held by vendors in the prior year period, partially offset by receipt of an approximately $24 million income tax refund in the current period.

Cash used in investing activities in the six months ended June 30, 2018 declined from the six months ended June 30, 2017 due to reduced net purchases of short term investments of approximately $67 million, and investment in affiliates of approximately $9 million in the prior year period, partially offset by increased capital expenditures of approximately $13 million in the current period.

Cash used in financing activities in the six months ended June 30, 2018 increased from the six months ended June 30, 2017 mainly due to increased purchases of treasury stock of approximately $65 million and increased dividends paid of approximately $8 million, partially offset by the net repayment of the previously existing term loan credit agreement with proceeds from the Term Loan Debt Facility, and financing costs associated with the Term Loan Debt Facility in the prior year period.

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

Our sales commitments for 2018 and 2019 were as follows as of July 31, 2018:

	2018		2019
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, North America Priced Coking	1.2	$97.54	—	$—
Committed, Seaborne Priced Coking	3.1	$128.12	—	—
Committed, Seaborne Unpriced Coking	1.5		1.6

Committed, Priced Thermal	1.0	$32.47	—	$—
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	69.2	$12.03	34.2	$12.40
Committed, Unpriced	1.1		2.2

Other Thermal
Committed, Priced	8.6	$37.10	2.5	$41.15
Committed, Unpriced	0.1		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at June 30, 2018. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2018 and an immaterial amount of gains during the remainder of 2019.

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

During the six months ended June 30, 2018, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.2 million. The final VaR at June 30, 2018 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the six months ended June 30, 2018, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.5 million to $2.5 million. The linear mean of each daily VaR was $1.5 million. The final VaR at June 30, 2018 was $2.5 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations during 2018. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2018, the Company had protected the price of approximately 70% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $2.10 per gallon. Additionally, the Company has protected approximately 50% of its expected first half 2019 purchases with call options with an average strike price of $2.33 per gallon. At June 30, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We may not be able to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all.

The Board of Directors’ determinations regarding dividends and share repurchases will depend on a variety of factors, including our net income, cash flow generated from operations or other sources, liquidity position and potential alternative uses of cash, such as acquisitions and organic growth opportunities, as well as economic conditions and expected future financial results.

Our ability to declare future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.

Any failure to pay dividends or repurchase shares of our common stock could negatively impact our reputation, lessen investor confidence in us, and cause the market price of our common stock to decline.

The effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate could negatively impact our business, financial condition or results of operations.
Tariffs imposed by the current presidential administration could potentially lead to trade disputes with other foreign governments and adversely impact global economic conditions. For instance, in March 2018, the current administration imposed a 25% tariff on all imported steel into the United States which could negatively impact the global demand for steel, and in turn, the demand for metallurgical coal. While the new steel tariffs appear to have had little impact on coking coal pricing or demand to date, longer term implications for coking coal markets and the global economy as a whole remain less certain.

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

The table below represents all share repurchases for the three months ended June 30, 2018:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1 through April 30, 2018	186,931	$88.26	186,931	$142,804
May 1 through May 31, 2018	592,751	$79.29	592,751	$95,805
June 1 through June 30, 2018	180,423	$81.97	180,423	$81,016

Total	960,105	$81.54	960,105

As of June 30, 2018, we had repurchased 5,344,411 shares at an average share price of $78.40 per share for an aggregate purchase price of approximately $419 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $81 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2018.

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

47

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

48

10.34
Stock Repurchase Agreement dated December 8, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-Q for the three and six months ended June 30, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

* Denotes a management contract or compensatory plan or arrangement.

49

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

July 31, 2018

50