Form 10-Q
period 2018-09-30
ARCH COAL INC
filed 2018-10-23
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Registrant’s telephone number, including area code: (314) 994-2700
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At October 19, 2018, there were 18,799,400 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$633,180	$613,538	$1,800,824	$1,764,379
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	482,029	494,379	1,411,197	1,389,294
Depreciation, depletion and amortization	31,775	31,914	92,027	94,536
Accretion on asset retirement obligations	6,992	7,580	20,977	22,826
Amortization of sales contracts, net	3,241	13,861	9,540	42,903
Change in fair value of coal derivatives and coal trading activities, net	10,418	1,028	22,142	2,745
Selling, general and administrative expenses	22,909	21,290	73,613	64,508
Gain on sale of Lone Mountain Processing, Inc.	—	(21,574)	—	(21,574)
Other operating income, net	(7,070)	(8,250)	(21,320)	(14,078)
	550,294	540,228	1,608,176	1,581,160

Income from operations	82,886	73,310	192,648	183,219
Interest expense, net
Interest expense	(5,179)	(5,972)	(15,624)	(21,400)
Interest and investment income	1,801	720	4,626	2,089
	(3,378)	(5,252)	(10,998)	(19,311)

Income before nonoperating expenses	79,508	68,058	181,650	163,908

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(971)	(821)	(2,206)	(1,774)
Net loss resulting from early retirement of debt and debt restructuring	—	(486)	(485)	(2,547)
Reorganization items, net	(560)	(43)	(1,601)	(2,892)
	(1,531)	(1,350)	(4,292)	(7,213)

Income before income taxes	77,977	66,708	177,358	156,695
Benefit from income taxes	(45,215)	(1,643)	(49,125)	(484)
Net income	$123,192	$68,351	$226,483	$157,179

Net income per common share
Basic earnings per common share	$6.40	$2.90	$11.27	$6.44
Diluted earnings per common share	$6.10	$2.83	$10.76	$6.32

Weighted average shares outstanding
Basic weighted average shares outstanding	19,250	23,580	20,102	24,416
Diluted weighted average shares outstanding	20,208	24,135	21,040	24,875

Dividends declared per common share	$0.40	$0.35	$1.20	$0.70

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$123,192	$68,351	$226,483	$157,179

Derivative instruments
Comprehensive income (loss) before tax	64	(19)	(5,672)	257
Income tax benefit (provision)	—	—	—	—
	64	(19)	(5,672)	257
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	2,736	(8,521)	6,389	(5,367)
Income tax benefit (provision)	—	—	—	—
	2,736	(8,521)	6,389	(5,367)
Available-for-sale securities
Comprehensive income (loss) before tax	102	—	(379)	(387)
Income tax benefit (provision)	—	—	—	—
	102	—	(379)	(387)

Total other comprehensive income (loss)	2,902	(8,540)	338	(5,497)
Total comprehensive income	$126,094	$59,811	$226,821	$151,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$245,679	$273,387
Short term investments	162,530	155,846
Trade accounts receivable	183,318	172,604
Other receivables	26,972	29,771
Inventories	163,878	128,960
Other current assets	95,040	70,426
Total current assets	877,417	830,994
Property, plant and equipment, net	919,613	955,948
Other assets
Equity investments	105,325	106,107
Other noncurrent assets	95,267	86,583
Total other assets	200,592	192,690
Total assets	$1,997,622	$1,979,632
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$119,629	$134,137
Accrued expenses and other current liabilities	203,667	184,161
Current maturities of debt	11,478	15,783
Total current liabilities	334,774	334,081
Long-term debt	302,830	310,134
Asset retirement obligations	319,601	308,855
Accrued pension benefits	5,101	14,036
Accrued postretirement benefits other than pension	105,400	102,369
Accrued workers’ compensation	180,880	184,835
Other noncurrent liabilities	61,896	59,457
Total liabilities	1,310,482	1,313,767

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at September 30, 2018 and December 31, 2017, respectively	250	250
Paid-in capital	712,295	700,125
Retained earnings	449,122	247,232
Treasury stock, 6,215 shares and 3,977 shares at September 30, 2018 and December 31, 2017, respectively, at cost	(495,232)	(302,109)
Accumulated other comprehensive income	20,705	20,367
Total stockholders’ equity	687,140	665,865
Total liabilities and stockholders’ equity	$1,997,622	$1,979,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Operating activities
Net income	$226,483	$157,179
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	92,027	94,536
Accretion on asset retirement obligations	20,977	22,826
Amortization of sales contracts, net	9,540	42,903
Prepaid royalties expensed	134	2,905
Deferred income taxes	(22,999)	6,069
Employee stock-based compensation expense	12,161	7,485
Gains on disposals and divestitures, net	(54)	(23,006)
Net loss resulting from early retirement of debt and debt restructuring	485	2,547
Amortization relating to financing activities	3,300	2,628
Changes in:
Receivables	(5,983)	(24,110)
Inventories	(34,918)	(13,102)
Accounts payable, accrued expenses and other current liabilities	(24,762)	5,103
Income taxes, net	(1,942)	(2,430)
Other	(8,334)	20,612
Cash provided by operating activities	266,115	302,145
Investing activities
Capital expenditures	(55,742)	(30,503)
Minimum royalty payments	(522)	(5,033)
Proceeds from disposals and divestitures	512	11,432
Purchases of short term investments	(140,097)	(191,327)
Proceeds from sales of short term investments	133,400	123,996
Investments in and advances to affiliates, net	(1,817)	(9,216)
Cash used in investing activities	(64,266)	(100,651)
Financing activities
Proceeds from issuance of term loan due 2024	—	298,500
Payments to extinguish term loan due 2021	—	(325,684)
Payments on term loan due 2024	(2,250)	(1,500)
Net payments on other debt	(10,286)	(5,992)
Debt financing costs	(1,009)	(10,043)
Net loss resulting from early retirement of debt and debt restructuring	(50)	(2,360)
Dividends paid	(23,966)	(16,763)
Purchases of treasury stock	(192,221)	(215,735)
Other	10	—
Cash used in financing activities	(229,772)	(279,577)
Decrease in cash and cash equivalents, including restricted cash	(27,923)	(78,083)
Cash and cash equivalents, including restricted cash, beginning of period	273,602	376,422
Cash and cash equivalents, including restricted cash, end of period	$245,679	$298,339

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$245,679	$298,337
Restricted cash	—	2
	$245,679	$298,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. (“Arch Coal”) and its subsidiaries (the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S. GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings. The Company also reviewed the disclosure requirements under the new standard and has compiled information needed for the expanded disclosures which are included within Note 19, “Revenue Recognition” in the Condensed Consolidated Financial Statements.

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

In November 2016, FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Statements of Cash Flow. As a result, net cash used in investing activities for the nine months ended September 30, 2017 was adjusted to exclude the change in restricted cash as follows:

(in thousands)	Nine Months Ended September 30, 2017
Cash used in investing activities previously reported	$(29,603)
Less: Withdrawals of restricted cash	71,048
Cash used in investing activities	$(100,651)

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Nonoperating expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods therein. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Condensed Consolidated Income Statements. The retrospective application resulted in a $1.0 million and $2.6 million reduction in cost of coal sales and a $0.2 million and $0.8 million increase in selling, general and administrative costs with the corresponding offset to Nonoperating expense for the three and nine months ended September 30, 2017.

Recent Accounting Guidance Issued Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the term of the lease, on a generally straight line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company has both operating and capital leases. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities not currently recorded on the Company’s financial statements. The Company is currently in the process of accumulating all contractual lease arrangements in order to determine the impact on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company anticipates early adopting the standard in the fourth quarter of 2018, although it does not expect a significant impact to the Company’s financial results.

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

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2017	$647	$19,720	$—	$20,367
Unrealized gains (losses)	(9,743)	8,373	(355)	(1,725)
Amounts reclassified from AOCI	4,071	(1,984)	(24)	2,063
Balance at September 30, 2018	$(5,025)	$26,109	$(379)	$20,705

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Details About AOCI Components	2018	2017	2018	2017	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$(4,824)	$(88)	$(4,824)	$(88)	Revenues
Interest rate hedges	265	—	753	—	Interest expense
	$(4,559)	$(88)	$(4,071)	$(88)	Net of tax

Pension, postretirement and other post-employment benefits
Pension settlement	613	228	1,984	715	Non-service related pension and postretirement benefit (costs) credits
Actuarial curtailments	—	(773)	—	(773)
Sale of Cumberland River Pension Plan	—	(360)	—	(360)
	$613	$(905)	$1,984	$(418)	Net of tax

Available-for-sale securities	$8	$—	$24	$332	Interest and investment income
	$8	$—	$24	$332	Net of tax

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

During the three months ended September 30, 2018 and 2017, the Company recorded $0.6 million and near $0.0 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $0.6 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018 and 2017, the Company recorded $1.6 million and $2.9 million, respectively in “Reorganization items, net” primarily comprised of professional fee expenses. Net cash paid for “Reorganization items, net” totaled $1.2 million and $4.8 million during the nine months ended September 30, 2018 and 2017, respectively.

6. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Coal	$77,497	$54,692
Repair parts and supplies	86,381	74,268
	$163,878	$128,960

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.0 million at September 30, 2018 and $0.3 million at December 31, 2017.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$99,754	$1	$(180)	$99,575	$99,575	$—
Corporate notes and bonds	63,155	—	(200)	62,955	62,955	—
Total Investments	$162,909	$1	$(380)	$162,530	$162,530	$—

	December 31, 2017
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,151	$22	$(73)	$64,100	$64,100	$—
Corporate notes and bonds	92,038	—	(292)	91,746	91,746	—
Total Investments	$156,189	$22	$(365)	$155,846	$155,846	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $151.6 million and $132.0 million at September 30, 2018 and December 31, 2017, respectively. There were no investments with unrealized losses that were owned for over a year at September 30, 2018 and December 31, 2017, respectively. The unrealized losses in the Company’s portfolio at September 30, 2018 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2018 have maturity dates ranging from the fourth quarter of 2018 through the second quarter of 2020. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

8. Sales Contracts

The sales contracts reflected in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2018			December 31, 2017
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(95,104)	(30,783)		(84,760)	(29,979)
Total	$2,092	$959	$1,133	$12,436	$1,763	$10,673
Balance Sheet classification:
Other current	$2,091	$562		$12,432	$934
Other noncurrent	$1	$397		$4	$829
The Company anticipates the majority of the remaining net book value of sale contracts to be amortized in 2018 based upon expected shipments.

9. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 11, “Debt and Financing Arrangements,” in the Condensed Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 48 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2018, the Company had protected the price of approximately 69% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $2.05 per gallon. Additionally, the Company has protected approximately 38% of its expected 2019 purchases with call options with an average strike price of $2.33 per gallon. At September 30, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At September 30, 2018, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2018	2019	Total
Coal sales	646	1,620	2,266
Coal purchases	284	118	402

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2018 and $0.7 million of losses during 2019.

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

	September 30, 2018			December 31, 2017
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$310	$(7,979)		$942	$(2,146)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	6,240	—		5,354	—
Coal -- held for trading purposes	38,895	(40,006)		44,088	(45,221)
Coal -- risk management	5,057	(31,397)		5,139	(9,892)
Natural gas	24	(24)		27	—
Total	$50,216	$(71,427)		$54,608	$(55,113)
Total derivatives	$50,526	$(79,406)		$55,550	$(57,259)
Effect of counterparty netting	(42,851)	42,851		(50,042)	50,042
Net derivatives as classified in the balance sheets	$7,675	$(36,555)	$(28,880)	$5,508	$(7,217)	$(1,709)

		September 30, 2018	December 31, 2017
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$7,675	$5,508
Coal	Accrued expenses and other current liabilities	(36,555)	(7,217)
		$(28,880)	$(1,709)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $54.6 million and $16.2 million at September 30, 2018 and December 31, 2017, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2018	2017
Coal sales	(1)	$(4,631)	$(169)	$(6,996)	$—
Coal purchases	(2)	424	152	2,171	—
Totals		$(4,207)	$(17)	$(4,825)	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized
		2018	2017
Coal trading — realized and unrealized	(3)	$(928)	$(696)
Coal risk management — unrealized	(3)	(9,486)	(212)
Natural gas trading— realized and unrealized	(3)	(4)	(120)
Change in fair value of coal derivatives and coal trading activities, net total		$(10,418)	$(1,028)

Coal risk management— realized	(4)	$(2,537)	$—
Heating oil — diesel purchases	(4)	$719	$822
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2018	2017	2018	2017
Coal sales	(1)	$(14,862)	$100	$(6,996)	$—
Coal purchases	(2)	2,587	(82)	2,171	—
Totals		$(12,275)	$18	$(4,825)	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2018 and 2017.

Derivatives Not Designated as Hedging Instruments (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized
		2018	2017
Coal trading — realized and unrealized	(3)	$14	$(2,190)
Coal risk management — unrealized	(3)	(22,116)	(186)
Natural gas trading— realized and unrealized	(3)	(40)	(369)
Change in fair value of coal derivatives and coal trading activities, net total		$(22,142)	$(2,745)

Coal risk management— realized	(4)	$(5,217)	$—
Heating oil — diesel purchases	(4)	$4,394	$(3,903)
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at September 30, 2018, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are losses of approximately $5.5 million.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Payroll and employee benefits	$48,961	$53,149
Taxes other than income taxes	72,095	77,017
Interest	237	246
Acquired sales contracts	562	934
Workers’ compensation	19,787	18,782
Asset retirement obligations	19,840	19,840
Coal derivative liability	36,555	7,217
Other	5,630	6,976
	$203,667	$184,161

11. Debt and Financing Arrangements

	September 30,	December 31,
	2018	2017
	(In thousands)
Term loan due 2024 ($295.5 million face value)	$294,327	$296,435
Other	26,338	36,514
Debt issuance costs	(6,357)	(7,032)
	314,308	325,917
Less: current maturities of debt	11,478	15,783
Long-term debt	$302,830	$310,134

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

Accounts Receivable Securitization Facility

On August 27, 2018, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintains the $160 million borrowing capacity and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2018, letters of credit totaling $75.0 million were outstanding under the facility which had a borrowing base of $83.3 million. As a result, there was no cash collateral required to be posted in the facility.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of September 30, 2018, letters of credit totaling $35.7 million were outstanding under the facility with $4.3 million available for borrowings.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of September 30, 2018:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$100.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021

The fair value of the interest rate swaps at September 30, 2018 is an asset of $3.6 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.3 million and $0.8 million of gains during the three and nine months ended September 30, 2018, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

Financing Costs

The Company paid $1.0 million of financing costs during the nine months ended September 30, 2018; $0.5 million related to the amendment of the Accounts Receivable Securitization Facility, with the remaining $0.5 million related to the Second Amendment to the Term Loan Facility. During the nine months ended September 30, 2017, the Company paid $10.0 million of financing costs primarily related to the issuance of the Term Loan Debt facility discussed above. These issuance costs were capitalized and amortized using the effective interest method over the term of the facility.

The Company incurred $2.4 million of legal and financial advisory fees associated with debt refinancing activities during the nine months ended September 30, 2017 related to the extinguishment of its previously existing first lien debt facility and initial efforts to replace the accounts receivable securitization facility.

12. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income tax provision (benefit) at statutory rate	$16,375	$23,347	$37,245	$54,843
Percentage depletion allowance	(5,964)	(7,708)	(13,059)	(20,439)
State taxes, net of effect of federal taxes	4,528	728	5,865	1,619
Change in valuation allowance	(44,278)	(19,118)	(62,234)	(39,336)
Current expense associated with uncertain tax positions	511	1,127	(599)	2,762
Impact of Tax Cut and Jobs Act of 2017	(19,780)	—	(19,780)	—
Other, net	3,393	(19)	3,437	67
Benefit from income taxes	$(45,215)	$(1,643)	$(49,125)	$(484)

During the quarter, the IRS completed an audit of AMT NOL carryback claims the Company filed in prior periods. In addition, the Company filed an amended 2016 return which changed the amount of available tax attributes and the mix used to offset its bankruptcy cancellation of indebtedness income as of January 1, 2017. As a result, the Company increased available alternative minimum tax (“AMT”) credits and reduced other tax attributes as of that date that were available for attribute reduction. The AMT credits do not require a valuation allowance to be recorded against them due to the law changes enacted as part of the Tax Cut and Jobs Act of 2017 (the “Act”), while the Company’s other tax attributes are fully offset by a valuation allowance. The associated valuation allowance release related to the shift in attributes reflects what the Company believes will be realized upon audit of the amended return filing. The Company anticipates all AMT credits, net of sequestration, will be converted to cash in the next five years as provided by the Act. In total, these changes resulted in a recorded benefit from income taxes of $45.2 million, which was net of a $24.9 million uncertain tax position charge.
On December 22, 2017 the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the elimination of the corporate AMT regime effective for tax years beginning after December 31, 2017, implementation of a process whereby corporations with unused AMT credits will be refunded during 2018-2022, the transition of U.S. international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, further limitation on the deductibility of certain executive compensation, allowance for immediate capital expensing of certain qualified property, and limitations on the amount of interest expense deductible beginning in 2018.
The Company has not completed its analysis for the income tax effects of the Act but has provided its best estimate of the impact of the Act for 2017 in its year-end income tax provision in accordance with the guidance and interpretations available at that time as provided under SAB 118. During the quarter, the Company estimated the tax rate change impact of the Act on the 2016 amended return items. The Company has also recorded provisional adjustments under SAB 118 as part of the forecasted effective tax rate for 2018. The Company will finalize the analysis for the estimate by December 22, 2018, within the one year measurement period under SAB 118.

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2018.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$162,530	$99,575	$62,955	$—
Derivatives	11,284	—	5,044	6,240
Total assets	$173,814	$99,575	$67,999	$6,240
Liabilities:
Derivatives	$36,555	$34,838	$709	$1,008

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Balance, beginning of period	$6,083	$5,426
Realized and unrealized gains recognized in earnings, net	749	4,402
Purchases	825	2,481
Issuances	(70)	(724)
Settlements	(2,355)	(6,353)
Ending balance	$5,232	$5,232

Net unrealized gains of $0.8 million and $2.6 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three and nine months ended September 30, 2018, respectively, related to Level 3 financial instruments held on September 30, 2018.

 Fair Value of Long-Term Debt

At September 30, 2018 and December 31, 2017, the fair value of the Company’s debt, including amounts classified as current, was $322.6 million and $336.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,250	23,580	20,102	24,416
Effect of dilutive securities	958	555	938	459
Diluted weighted average shares outstanding	20,208	24,135	21,040	24,875

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

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,860	$1,558	$5,580	$4,675
Interest cost(1)	1,196	1,169	3,585	3,506
Curtailments	$—	$(4,660)	$—	$(4,660)
Total occupational disease	$3,056	$(1,933)	$9,165	$3,521
Traumatic injury claims and assessments	(2,069)	3,077	3,130	8,487
Total workers’ compensation expense	$987	$1,144	$12,295	$12,008

During the third quarter of 2018, the Company recorded a $4.0 million reduction to its workers’ compensation liability with the offset to “Cost of Sales” in the Condensed Consolidated Income Statements. The liability was revalued using current claims data discounted at 3.08%.

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

16. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest cost(1)	$2,376	$2,736	$6,917	$8,718
Expected return on plan assets(1)	(2,906)	(3,913)	(9,067)	(12,909)
Pension settlement(1)	(613)	(229)	(1,984)	(716)
Net benefit credit	$(1,143)	$(1,406)	$(4,134)	$(4,907)

During the third quarter of 2018, the Company recorded a pension settlement related to its cash balance pension plan as the qualifying distributions from the plan exceeded the annual service and interest costs of the plan. Additionally, in accordance with accounting guidance, the Company revalued the cash balance pension plan liability which reduced the liability by approximately $3.3 million with the offset to accumulated other comprehensive income. The discount rate used for the revaluation was 4.17%.

The following table details the components of other postretirement benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Service cost	$140	$170	$419	$511
Interest cost(1)	918	1,058	2,755	3,175
Curtailments	—	(520)	—	(520)
Net benefit cost	$1,058	$708	$3,174	$3,166

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

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. As of September 30, 2018 and December 31, 2017, the Company had accrued $0.4 million and $0.2 million, respectively, for all legal matters, of which all amounts are classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

18. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing the Company’s financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado, Illinois, and West Virginia. Periods presented in this note have been recast for comparability.

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia.

Operating segment results for the three and nine months ended September 30, 2018 and 2017, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2018
Revenues	$261,927	$236,328	$130,663	$4,262	$633,180
Adjusted EBITDA	48,646	81,250	25,200	(30,202)	124,894
Depreciation, depletion and amortization	9,114	18,106	3,924	631	31,775
Accretion on asset retirement obligation	4,885	469	565	1,073	6,992
Total assets	374,092	561,989	127,904	933,637	1,997,622
Capital expenditures	3,458	17,827	3,332	1,076	25,693

Three Months Ended September 30, 2017
Revenues	$276,000	$238,946	$93,859	$4,733	$613,538
Adjusted EBITDA	48,768	53,346	21,217	(18,240)	105,091
Depreciation, depletion and amortization	9,577	18,479	3,465	393	31,914
Accretion on asset retirement obligation	5,040	511	540	1,489	7,580
Total assets	419,162	538,637	130,729	934,005	2,022,533
Capital expenditures	2,047	4,597	4,013	2,924	13,581

Nine Months Ended September 30, 2018
Revenues	$737,233	$733,707	$321,997	$7,887	$1,800,824
Adjusted EBITDA	102,639	251,649	52,710	(91,806)	315,192
Depreciation, depletion and amortization	25,841	53,109	11,459	1,618	92,027
Accretion on asset retirement obligation	14,656	1,406	1,696	3,219	20,977
Total assets	374,092	561,989	127,904	933,637	1,997,622
Capital expenditures	7,221	35,555	7,097	5,869	55,742

Nine Months Ended September 30, 2017
Revenues	$780,007	$692,178	$287,404	$4,790	$1,764,379
Adjusted EBITDA	128,562	184,208	75,369	(66,229)	321,910
Depreciation, depletion and amortization	27,661	55,629	9,950	1,296	94,536
Accretion on asset retirement obligation	15,120	1,568	1,621	4,517	22,826
Total assets	419,162	538,637	130,729	934,005	2,022,533
Capital expenditures	2,997	16,032	6,653	4,821	30,503

A reconciliation of net income to adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$123,192	$68,351	$226,483	$157,179
Benefit from income taxes	(45,215)	(1,643)	(49,125)	(484)
Interest expense, net	3,378	5,252	10,998	19,311
Depreciation, depletion and amortization	31,775	31,914	92,027	94,536
Accretion on asset retirement obligations	6,992	7,580	20,977	22,826
Amortization of sales contracts, net	3,241	13,861	9,540	42,903
Gain on sale of Lone Mountain Processing, Inc.	—	(21,574)	—	(21,574)
Net loss resulting from early retirement of debt and debt restructuring	—	486	485	2,547
Non-service related pension and postretirement benefit costs	971	821	2,206	1,774
Reorganization items, net	560	43	1,601	2,892
Adjusted EBITDA	$124,894	$105,091	$315,192	$321,910

19. Revenue Recognition

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2018
North America revenues	$261,927	$49,698	$56,051	$4,262	$371,938
Seaborne revenues	—	186,630	74,612	—	261,242

Total revenues	$261,927	$236,328	$130,663	$4,262	$633,180

Three Months Ended September 30, 2017
North America revenues	$276,000	$84,411	$76,426	$4,733	$441,570
Seaborne revenues	—	154,535	17,433	—	171,968

Total revenues	$276,000	$238,946	$93,859	$4,733	$613,538

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2018
North America revenues	$735,322	$117,699	$140,265	$7,887	$1,001,173
Seaborne revenues	1,911	616,008	181,732	—	799,651

Total revenues	$737,233	$733,707	$321,997	$7,887	$1,800,824

Nine Months Ended September 30, 2017
North America revenues	$780,007	$235,644	$216,929	$4,790	$1,237,370
Seaborne revenues	—	456,534	70,475	—	527,009

Total revenues	$780,007	$692,178	$287,404	$4,790	$1,764,379

As of September 30, 2018, the Company has outstanding performance obligations for the remainder of 2018 of 18.5 million tons of fixed price contracts and 3.0 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 80.4 million tons of fixed price contracts and 9.8 million tons of variable price contracts.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Form 10-Q filings.

Overview

Our results for the third quarter of 2018 benefited from continued strength in the metallurgical and international thermal markets, and from the seasonal increase in electricity generation along with incremental train loadings available due to an unusually wet summer. Pricing for natural gas was effectively in line with the previous year quarter and flat during the current quarter. Generator coal stockpiles continued to decline on a tonnage basis and are near historically normal levels based on days of burn. Powder River Basin coal remained economically competitive for electrical generation in many regions throughout the country during the current quarter, and solid demand allowed our Powder River Basin operations to maintain shipment volumes above ratable annualized rates throughout the current quarter. International thermal market pricing remained near multi-year highs throughout the current quarter. Certain of our operations continued to economically ship coal into these markets throughout the current quarter, and we continued to layer in forward positions in these markets at economically viable levels.

Metallurgical coal markets remained strong in the third quarter of 2018, as economic growth and certain supply constraints continued to support international coking coal prices. We believe both Atlantic and Pacific coking coal markets remain well balanced, and supported by continued strong global steel production. Additional coking coal supply is coming back into the market from existing and formerly idled operations, but overall global investment in new production capacity appears to be limited. We further believe that this long term limited capital investment in the industry has increased the sensitivity of global coking coal markets to supply disruptions. Steel tariffs appear to have had little impact on coking coal pricing or demand to date, but longer term implications for coking coal markets and the global economy as a whole remain less certain.

In the third quarter of 2017 we sold our Lone Mountain operation, which had been part of our Metallurgical segment. Lone Mountain is included in both the first nine months and third quarter of 2017 results presented herein.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	(Decrease) / Increase
	(In thousands)
Coal sales	$633,180	$613,538	$19,642
Tons sold	26,063	26,307	(244)

On a consolidated basis, coal sales in the third quarter of 2018 was approximately $19.6 million or 3.2% greater than in the third quarter 2017, while tons sold decreased approximately 0.2 million tons or 0.9%. Coal sales from ongoing Metallurgical operations increased approximately $16.0 million on increased pricing partially offset by a decrease in shipment volume. Powder River Basin coal sales decreased approximately $14.1 million primarily due to decreased pricing, and Other Thermal coal sales increased approximately $32.0 million due to increased pricing and volume. Lone Mountain, an operation that we divested in 2017, provided approximately $18.6 million in coal sales in the prior year period. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$482,029	$494,379	$12,350
Depreciation, depletion and amortization	31,775	31,914	139
Accretion on asset retirement obligations	6,992	7,580	588
Amortization of sales contracts, net	3,241	13,861	10,620
Change in fair value of coal derivatives and coal trading activities, net	10,418	1,028	(9,390)
Selling, general and administrative expenses	22,909	21,290	(1,619)
Gain on sale of Lone Mountain Processing, Inc.	—	(21,574)	(21,574)
Other operating income, net	(7,070)	(8,250)	(1,180)
Total costs, expenses and other	$550,294	$540,228	$(10,066)

Cost of sales.  Our cost of sales for the third quarter of 2018 decreased approximately $12.4 million or 2.5% versus the third quarter of 2017. The decrease consists primarily of approximately $22.2 million of cost of sales in the prior year period at Lone Mountain, favorable change in coal inventories (approximately $16.7 million), and decreased purchased coal costs (approximately $5.2 million). These cost decreases were partially offset by increased transportation costs (approximately $17.4 million), labor related costs (approximately $2.8 million), repairs and supplies (approximately $3.6 million), and operating taxes and royalties (approximately $4.0 million). See discussion in “Operational Performance” for further information about segment results.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the third quarter of 2018 versus the third quarter of 2017 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in the third quarter of 2018 versus the prior year period is primarily related to mark-to-market losses on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during the current quarter, the market value of these positions declined.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the third quarter of 2018 versus the third quarter of 2017 is primarily due to compensation costs (approximately $1.9 million).

Gain on sale of Lone Mountain Processing, Inc.  As discussed in the Overview, we sold our Lone Mountain operation in the third quarter of 2017 and recorded a gain on the transaction of approximately $21.6 million.

Other operating income, net. The decreased benefit from other operating income, net in the third quarter of 2018 versus the third quarter of 2017 consists primarily of reduced income from equity investments (approximately $2.2 million), and the unfavorable impact of coal derivative settlements in the current period (approximately $2.5 million), partially offset by increased miscellaneous income including outlease royalty income, transloading fees, and net gains on asset sales (approximately $3.0 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(971)	$(821)	$(150)
Net loss resulting from early retirement of debt and debt restructuring	—	(486)	486
Reorganization items, net	(560)	(43)	(517)
Total nonoperating expense	$(1,531)	$(1,350)	$(181)

Nonoperating expenses increased slightly in the third quarter of 2018 versus the third quarter of 2017 primarily due to an increase in Chapter 11 reorganization costs partially offset by costs associated with the repricing of our term loan in the prior year period. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 2, “Accounting Policies,” and Note 11, “Debt and Financing Arrangements,” to the Condensed Consolidated Financial Statements.

Benefit from income taxes. The following table summarizes our Benefit from income taxes during the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Benefit from income taxes	$(45,215)	$(1,643)	$43,572

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from income taxes.

Nine Months Ended September 30, 2018 and 2017

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	(Decrease) / Increase
	(In thousands)
Coal sales	$1,800,824	$1,764,379	$36,445
Tons sold	72,679	74,506	(1,827)

On a consolidated basis, coal sales in the first nine months of 2018 was approximately $36.4 million or 2.1% greater than in the first nine months 2017, and tons sold declined approximately 1.8 million tons or 2.5%. Coal sales from ongoing Metallurgical operations increased approximately $116.4 million primarily due to increased pricing. Powder River Basin coal sales declined approximately $42.8 million on reduced volume and price, and Other Thermal increased approximately $29.8 million due to increased pricing partially offset by reduced volume. Lone Mountain provided approximately $74.9 million in coal sales in the prior year period. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,411,197	$1,389,294	$(21,903)
Depreciation, depletion and amortization	92,027	94,536	2,509
Accretion on asset retirement obligations	20,977	22,826	1,849
Amortization of sales contracts, net	9,540	42,903	33,363
Change in fair value of coal derivatives and coal trading activities, net	22,142	2,745	(19,397)
Selling, general and administrative expenses	73,613	64,508	(9,105)
Gain on sale of Lone Mountain Processing, Inc.	—	(21,574)	(21,574)
Other operating income, net	(21,320)	(14,078)	7,242
Total costs, expenses and other	$1,608,176	$1,581,160	$(27,016)

Cost of sales.  Our cost of sales for the first nine months of 2018 increased approximately $21.9 million or 1.6% versus the first nine months of 2017. The increase consists primarily of increased transportation costs (approximately $33.1 million), labor related costs (approximately $23.3 million), repairs and supplies (approximately $27.8 million), and purchased coal costs (approximately $8.7 million) at ongoing operations. These cost increases were partially offset by approximately $78.1 million of cost of sales in the prior year period at Lone Mountain. See discussion in “Operational Performance” for further information about segment results.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the first nine months of 2018 versus the first nine months of 2017 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in the first nine months of 2018 versus the prior year period is primarily related to mark-to-market losses on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during the current period, the market value of these positions declined.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the first nine months of 2018 versus the first nine months of 2017 is primarily due to compensation costs (approximately $6.8 million) and professional services (approximately $1.9 million).

Gain on sale of Lone Mountain Processing, Inc.  As discussed in the Overview, we sold our Lone Mountain operation in the third quarter of 2017 and recorded a gain on the transaction of approximately $21.6 million.

Other operating income, net. The increased benefit from other operating income, net in the first nine months of 2018 versus the first nine months of 2017 consists primarily of increased income from mark to market adjustments on heating oil derivatives (approximately $8.3 million), increased miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales (approximately $5.0 million), partially offset by decreased income from equity investments (approximately $1.2 million), and the unfavorable impact of coal derivative settlements in the current period (approximately $5.2 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,206)	$(1,774)	$(432)
Net loss resulting from early retirement of debt and debt restructuring	(485)	(2,547)	2,062
Reorganization items, net	(1,601)	(2,892)	1,291
Total nonoperating expense	$(4,292)	$(7,213)	$2,921

Nonoperating expenses declined in the first nine months of 2018 versus the first nine months of 2017 primarily due to costs associated with our efforts to replace our securitization facility and term loan in the prior year period, partially offset by costs associated with the second repricing of our term loan in the current period, and reduced expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 2, “Accounting Policies,” and Note 11, “Debt and Financing Arrangements,” to the Condensed Consolidated Financial Statements.

Benefit from income taxes. The following table summarizes our Benefit from income taxes during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease) in Net Income
	(In thousands)
Benefit from income taxes	$(49,125)	$(484)	$48,641

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2018 and 2017

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

The following table shows results by operating segment for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Powder River Basin
Tons sold (in thousands)	21,486	21,713	(227)	60,021	61,131	(1,110)
Coal sales per ton sold	$12.02	$12.51	$(0.49)	$12.08	$12.54	$(0.46)
Cash cost per ton sold	$9.76	$10.27	$0.51	$10.38	$10.45	$0.07
Cash margin per ton sold	$2.26	$2.24	$0.02	$1.70	$2.09	$(0.39)
Adjusted EBITDA (in thousands)	$48,646	$48,768	$(122)	$102,639	$128,562	$(25,923)
Metallurgical
Tons sold (in thousands)	1,895	2,221	(326)	5,658	6,385	(727)
Coal sales per ton sold	$104.75	$88.60	$16.15	$108.10	$89.98	$18.12
Cash cost per ton sold	$62.54	$64.46	$1.92	$63.91	$61.11	$(2.80)
Cash margin per ton sold	$42.21	$24.14	$18.07	$44.19	$28.87	$15.32
Adjusted EBITDA (in thousands)	$81,250	$53,346	$27,904	$251,649	$184,208	$67,441
Other Thermal
Tons sold (in thousands)	2,546	2,326	220	6,749	6,943	(194)
Coal sales per ton sold	$36.96	$35.08	$1.88	$36.46	$34.67	$1.79
Cash cost per ton sold	$27.68	$26.05	$(1.63)	$29.01	$23.98	$(5.03)
Cash margin per ton sold	$9.28	$9.03	$0.25	$7.45	$10.69	$(3.24)
Adjusted EBITDA (in thousands)	$25,200	$21,217	$3,983	$52,710	$75,369	$(22,659)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three months ended September 30, 2018 was effectively flat versus the three months ended September 30, 2017, while adjusted EBITDA for the nine months ended September 30, 2018, declined from the nine months ended September 30, 2017. Reduced cash cost per ton sold offset reduced pricing in the current quarter. Pricing was negatively impacted in both the current three and nine month periods by increased natural gas and wind generation, and adequate generator coal stockpiles given reduced coal fired generation. Pricing was also negatively impacted by the normal year end roll off and replacement of term contracts that had been executed during stronger market environments. Volume decreased year over year in the current three and nine month periods reflecting the increase in electric generation from competing fuels and adequate generator stockpiles. Cash cost per ton sold declined year over year in both the three and nine month periods despite inflationary pressure, particularly for diesel fuel. Efforts to “right size” our Powder River Basin operations have resulted in more efficient use of assets employed in the current three and nine month periods, leading to the reduction in cash cost per ton sold.

Metallurgical —Adjusted EBITDA for the three and nine months ended September 30, 2018, increased from the three and nine months ended September 30, 2017 due to significant pricing improvement. Pricing continues to be supported by strength in international metallurgical markets. Furthermore, our pricing benefited from our decision to commit less of our planned production to North American annual fixed price contracts, leaving a greater portion exposed to stronger pricing in the international markets. Our sales volume decline versus the prior year periods was primarily related to the divestiture of Lone Mountain. Lone Mountain sold approximately 0.2 million tons and 1.0 million tons in the prior year three and nine month periods, respectively. In the three months ended September 30, 2018 tons sold from ongoing operations declined almost 0.1 million tons, while for the nine months ended September 30, 2018, tons sold from ongoing operations increased over 0.2 million tons versus the three and nine months ended September 30, 2017, respectively. Our cash cost per ton sold for the three months ended September 30, 2018 declined on increased production volume from ongoing operations, while cash cost per ton sold for the nine months ended September 30, 2018 increased versus the prior year period due to increased operating tax and royalty costs, increased labor costs across the segment, inflationary pressure on parts and supplies, and some specific nonrecurring expenses primarily associated with difficult geology on the prior longwall panel at Mountain Laurel. In particular, the current nine month period cost of sales per ton sold includes $1.9 million to repair subsidence damage to a state road adjacent to our Mountain Laurel operation. Operating taxes and royalties are impacted by the increased coal sales per ton sold and an expected increase in the severance tax rate at our Beckley Mine.

Our metallurgical segment sold 1.7 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2018, as compared to 1.8 million tons of coking coal, 0.2 million tons of PCI Coal, and 0.3 million tons of associated thermal coal in the three months ended September 30, 2017. In the nine months ended September 30, 2018 we sold 4.8 million tons of coking coal and 0.9 million tons of associated thermal coal versus 4.8 million tons of coking coal, 0.5 million tons of PCI Coal, and 1.0 million tons of associated thermal coal in the nine months ended September 30, 2017. Longwall operations accounted for approximately 70% of our shipment volume in the nine months ended September 30, 2018 and 57% of our shipment volume in the nine months ended September 30, 2017.

Other Thermal— Adjusted EBITDA for the three months ended September 30, 2018 increased, while adjusted EBITDA for the nine months ended September 30, 2018, declined from the three and nine months ended September 30, 2017, respectively. The current three month period benefited from increased production volume, shipment volume, and pricing at both our West Elk and Coal Mac operations. The current nine month period was pressured by lower sales volume at West Elk and increased cost at our West Elk and Coal Mac operations. West Elk costs increased due to higher levels of continuous miner production as compared to the prior year period, which was necessary to maintain adequate longwall development. Inflationary pressure further impacted costs, particularly materials, supplies, and diesel fuel.

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

Three Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$261,927	$236,328	$130,663	$4,262	$633,180
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,522	—	2,522
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,262	4,262
Transportation costs	3,592	37,857	34,031	—	75,480
Non-GAAP Segment coal sales revenues	$258,335	$198,471	$94,110	$—	$550,916
Tons sold	21,486	1,895	2,546
Coal sales per ton sold	$12.02	$104.75	$36.96

Three Months Ended September 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$276,000	$238,946	$93,859	$4,733	$613,538
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	19	—	19
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,719	3,719
Transportation costs	4,291	42,170	12,239	1,014	59,714
Non-GAAP Segment coal sales revenues	$271,709	$196,776	$81,601	$—	$550,086
Tons sold	21,713	2,221	2,326
Coal sales per ton sold	$12.51	$88.60	$35.08

Nine Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$737,233	$733,707	$321,997	$7,887	$1,800,824
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	5,202	—	5,202
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	7,887	7,887
Transportation costs	12,246	122,049	70,706	—	205,001
Non-GAAP Segment coal sales revenues	$724,987	$611,658	$246,089	$—	$1,582,734
Tons sold	60,021	5,658	6,749
Coal sales per ton sold	$12.08	$108.10	$36.46

Nine Months Ended September 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$780,007	$692,178	$287,404	$4,790	$1,764,379
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	19	—	19
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,769	3,769
Transportation costs	13,131	117,667	46,720	1,021	178,539
Non-GAAP Segment coal sales revenues	$766,876	$574,511	$240,665	$—	$1,582,052
Tons sold	61,131	6,385	6,943
Coal sales per ton sold	$12.54	$89.98	$34.67

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

Three Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$214,922	$156,353	$104,516	$6,239	$482,030
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	1,528	—	—	—	1,528
Transportation costs	3,592	37,857	34,031	—	75,480
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,174	3,174
Other (operating overhead, certain actuarial, etc.)	—	—	—	3,065	3,065
Non-GAAP Segment cash cost of coal sales	209,802	118,496	70,485	—	398,783
Tons sold	21,486	1,895	2,546
Cash Cost Per Ton Sold	$9.76	$62.54	$27.68

Three Months Ended September 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$226,449	$185,321	$72,831	$9,778	$494,379
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(921)	—	—	—	(921)
Transportation costs	4,291	42,170	12,238	1,015	59,714
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	7,979	7,979
Other (operating overhead, certain actuarial, etc.)	—	—	—	784	784
Non-GAAP Segment cash cost of coal sales	$223,079	$143,151	$60,593	$—	$426,823
Tons sold	21,713	2,221	2,326
Cash Cost Per Ton Sold	$10.27	$64.46	$26.05

Nine Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$638,980	$483,663	$266,504	$22,051	$1,411,198
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	3,935	—	—	—	3,935
Transportation costs	12,246	122,049	70,706	—	205,001
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	14,138	14,138
Other (operating overhead, certain actuarial, etc.)	—	—	—	7,912	7,912
Non-GAAP Segment cash cost of coal sales	$622,799	$361,614	$195,798	$1	$1,180,212
Tons sold	60,021	5,658	6,749
Cash Cost Per Ton Sold	$10.38	$63.91	$29.01

Nine Months Ended September 30, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$649,830	$507,852	$213,190	$18,421	$1,389,293
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,416)	—	—	—	(2,416)
Transportation costs	13,131	117,667	46,720	1,022	178,540
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	16,660	16,660
Other (operating overhead, certain actuarial, etc.)	—	—	—	739	739
Non-GAAP Segment cash cost of coal sales	$639,115	$390,185	$166,470	$—	$1,195,770
Tons sold	61,131	6,385	6,943
Cash Cost Per Ton Sold	$10.45	$61.11	$23.98

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$123,192	$68,351	$226,483	$157,179
Benefit from income taxes	(45,215)	(1,643)	(49,125)	(484)
Interest expense, net	3,378	5,252	10,998	19,311
Depreciation, depletion and amortization	31,775	31,914	92,027	94,536
Accretion on asset retirement obligations	6,992	7,580	20,977	22,826
Amortization of sales contracts, net	3,241	13,861	9,540	42,903
Gain on sale of Lone Mountain Processing, Inc.	—	(21,574)	—	(21,574)
Net loss resulting from early retirement of debt and debt restructuring	—	486	485	2,547
Non-service related pension and postretirement benefit costs	971	821	2,206	1,774
Reorganization items, net	560	43	1,601	2,892
Adjusted EBITDA	124,894	105,091	315,192	321,910
EBITDA from idled or otherwise disposed operations	(1,391)	3,824	4,020	10,758
Selling, general and administrative expenses	22,909	21,052	73,613	63,721
Other	8,683	(5,815)	14,173	(6,477)
Segment Adjusted EBITDA from coal operations	$155,095	$124,152	$406,998	$389,912

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017, our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. On July 26, 2018, our Board of Directors authorized an additional $250 million for our share repurchase program, bringing the total authorization to $750 million. During the quarter ended September 30, 2018, we repurchased 870,538 shares of our stock for approximately $76.2 million bringing total repurchases to

6,214,949 shares for approximately $495.2 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. On February 13, 2018, we announced an increase in the quarterly dividend to $0.40 per share. A dividend of approximately $7.6 million was paid on September 15, 2018 to stockholders of record at the close of business on August 31, 2018, bringing total dividends paid this year to approximately $24.0 million.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. Our dividend policy and share repurchase program will be implemented in a manner that will result in maintaining cash levels similar to those we have seen over the past year. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook, for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

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

The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Term Loan Debt Facility see Note 11 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On September 25, 2017, we entered into the First Amendment (the “First Amendment”) to the Term Loan Debt Facility. The First Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%.

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. There is no change to the maturities as a result of the First Amendment or Second Amendment. The reduction in interest rate is expected to generate incremental annual cash interest savings of $1.5 million. For further information regarding this amendment see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 3.25% through April 3, 2018 and 2.75% thereafter which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps see Note 11 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On August 27, 2018, we extended and amended our existing trade accounts receivable securitization facility (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintains the $160 million borrowing capacity and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. As of September 30, 2018, letters of credit totaling $75.0 million were outstanding under the facility which had a borrowing base of $83.3 million. As a result, there was no cash collateral required to be posted in the facility. For further information regarding the Extended Securitization Facility see Note 11 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On April 27, 2017, we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”). As of September 30, 2018, we had letters of credit totaling $35.7 million outstanding under the facility with $4.3 million available for borrowings. For further information regarding the Inventory Facility see Note 11 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On September 30, 2018, we had total liquidity of approximately $432 million including $408 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$266,115	$302,145
Investing activities	(64,266)	(100,651)
Financing activities	(229,772)	(279,577)

Cash Flow

Cash provided by operating activities in the nine months ended September 30, 2018 declined from the nine months ended September 30, 2017 mainly due to a large unfavorable year over year change in working capital particularly in inventories and payables, and the release of cash deposits held by vendors in the prior year period, partially offset by improved results from operations and receipt of an approximately $24 million income tax refund in the current period.

Cash used in investing activities in the nine months ended September 30, 2018 declined from the nine months ended September 30, 2017 due to reduced net purchases of short term investments of approximately $61 million, and decreased investment in affiliates of approximately $7 million, partially offset by increased capital expenditures of approximately $25 million in the current period, and proceeds from disposals and divestitures of approximately $11 million in the prior year period.

Cash used in financing activities in the nine months ended September 30, 2018 decreased from the nine months ended September 30, 2017 mainly due to decreased purchases of treasury stock of approximately $24 million, and the net repayment of the previously existing term loan credit agreement with proceeds from the Term Loan Debt Facility, and financing costs associated with the Term Loan Debt Facility in the prior year period, partially offset by increased dividends paid of approximately $7 million in the current year period.

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

Our sales commitments for 2018 and 2019 were as follows as of October 23, 2018:

	2018		2019
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, North America Priced Coking	1.3	$99.00	0.5	$124.44
Committed, North America Unpriced Coking	—	—	1.0	—
Committed, Seaborne Priced Coking	4.2	127.06	0.1	84.92
Committed, Seaborne Unpriced Coking	1.0		3.0

Committed, Priced Thermal	1.0	33.38	0.5	30.63
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	77.2	$12.01	39.5	$12.33
Committed, Unpriced	—		1.4

Other Thermal
Committed, Priced	9.2	$37.35	3.9	$39.96
Committed, Unpriced	—		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at September 30, 2018. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2018 and an immaterial amount of losses during the remainder of 2019.

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

During the nine months ended September 30, 2018, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.2 million. The final VaR at September 30, 2018 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2018, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.5 million to $2.7 million. The linear mean of each daily VaR was $1.7 million. The final VaR at September 30, 2018 was $2.1 million.

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 48 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2018, the Company had protected the price of approximately 69% of its expected diesel fuel purchases for the remainder of 2018 at an average strike price of $2.05 per gallon. Additionally, the Company has protected approximately 38% of its expected 2019 purchases with call options with an average strike price of $2.33 per gallon. At September 30, 2018, the Company had outstanding heating oil call options for approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the “Risk Factors” disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2017, the board of directors of Arch Coal authorized a new share repurchase program for up to $300 million of its common stock. On October 26, 2017, the board of directors approved an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. On July 26, 2018, the board of directors authorized an incremental $250 million increase to the share repurchase program bringing the total authorization to $750 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

The table below represents all share repurchases for the three months ended September 30, 2018:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1 through July 31, 2018	166,485	$79.58	166,485	$317,767
August 1 through August 31, 2018	522,046	$89.07	522,046	$271,268
September 1 through September 30, 2018	182,007	$90.65	182,007	$254,768
Total	870,538	$87.59	870,538

As of September 30, 2018, we had repurchased 6,214,949 shares at an average share price of $79.68 per share for an aggregate purchase price of approximately $495 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $255 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2018.

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

10.7
Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers.

10.8
Second Amended and Restated Purchase and Sale Agreement among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

10.9
First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Coal, Inc. and certain subsidiaries of Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Coal’s Current Report on Form 8-K filed on October 31, 2017).

10.10
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

45

10.12
First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Coal, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

10.13
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

10.15
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.16
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.17
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

10.22
Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.23
Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.24*
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.25*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.26*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.27	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.28*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.29*	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.30*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.31*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.32*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).
10.33	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).

46

10.34
Stock Repurchase Agreement dated September 13, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 19, 2017).

10.35
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
101
Interactive Data File (Form 10-Q for the three and nine months ended September 30, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

* Denotes a management contract or compensatory plan or arrangement.

47

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ John T. Drexler
John T. Drexler
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

October 23, 2018

48