Form 10-K
period 2018-12-31
ARCH COAL INC
filed 2019-02-14
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2018 was approximately $1.5 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At February 1, 2019 there were 17,688,875 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2019 annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K.

If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption “Glossary of Selected Mining Terms” on page 32 of this report. Unless the context otherwise requires, all references in this report to “Arch,” “we,” “us,” or “our” are to Arch Coal, Inc. and its subsidiaries.
CAUTIONARY STATEMENTS REGARDING FORWARD‑LOOKING INFORMATION
This report contains forward‑looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward‑looking statements, which speak only as of the date of this report. Forward‑looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:

•	our emergence from Chapter 11 bankruptcy protection;

•	market demand for coal, or a specific type of coal such as metallurgical, and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•
competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck, ocean vessel and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting our customers;

•	the loss of, or significant reduction in, purchases by our largest customers;

•	our ability to service our outstanding indebtedness;

•
our ability to comply with the restrictions imposed by our Term Loan Debt Facility, Securitization Facility or Inventory Facility (each as defined below), other financing arrangements or any subsequent financing or credit facilities;

•	the availability and cost of surety bonds;

•	our ability to manage the market and other risks associated with certain trading and other asset optimization strategies;

•	risks due to our international operations;

•	cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information;

•	the loss of key personnel or the failure to attract additional qualified personnel;

•	our ability to pay dividends or repurchase shares of our common stock in accordance with our announced intent or at all;

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

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	existing and future litigation based on the alleged effects of climate change; and

•	other factors, including those discussed in “Legal Proceedings”, set forth in Item 3 of this report and “Risk Factors,” set forth in Item 1A of this report.
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

PART I

ITEM 1. BUSINESS

Introduction
We are one of the world’s largest coal producers. For the year ended December 31, 2018, we sold approximately 97 million tons of coal, including approximately 1.1 million tons of coal we purchased from third parties. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2018, we operated 9 active mines located in each of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide. We incorporate by reference the information about the geographical breakdown of our coal sales for the respective periods covered within this Form 10-K contained in Note 23 to the Consolidated Financial Statements.
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

The Coal Industry
Background. Coal is mined globally using various methods of surface and underground recovery. Coal is used primarily for the generation of electric power and steel but is also used for chemical, food and cement processing. Coal is traded globally and can be transported to demand centers by ship, rail, barge, truck or conveyor belt.
Total world coal production exceeded 7.5 billion metric tons in 2018 according to the International Energy Agency (IEA). China is the largest producer of coal in the world, producing over 3.5 billion metric tons in 2018 according to the Chinese Bureau of Statistics. The United States and India follow China with total coal production of over 650 million metric tons each in 2018 based on preliminary data.

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

Much of our coal is sold at the mine where title and risk of loss transfer to the customer as coal is loaded into the railcar or truck. Customers are responsible for transportation - typically using third party carriers. There are some agreements where we retain responsibility for the coal during delivery to the customer site or intermediate terminal. Our international coal usually changes title and risk of loss as coal is loaded on an ocean vessel. We, or our agent, contracts for transportation services to the ocean loading port. On rare occasion, we might retain title to the coal to the ocean delivery port.

We seek to establish long-term relationships with customers through exemplary customer service while operating safe and environmentally responsible mines. In 2018, we shipped to 32 states and 19 countries. During the year, we supplied coal to 97 domestic and 37 foreign customers. In 2018, approximately 92% of our coal sales volume was sold as a thermal product with the remaining 8% as metallurgical. However, due to the significantly higher selling price of our metallurgical coal, our metallurgical segment contributed 42% of our sales revenue in 2018.

Coal was used to produce approximately 27% of the electric power generated in the U.S. in 2018 based on preliminary data from the Energy Information Administration (EIA.) The coal we produced fueled approximately 4% of the electricity produced in the U.S. in 2018. We also exported 6% of our thermal coal production to customers outside the U.S. in 2018.

We rank among the largest metallurgical coal producers in the U.S. Based on internal estimates, we produced around 8% of total U.S. metallurgical coal in 2018. Our metallurgical coal was sold to 7 domestic customers and shipped to 18 international destinations in 2018.

We operate in a very competitive environment. We compete with domestic and international coal producers, traders or brokers as well as producers of other energy sources including natural gas, renewables and nuclear, as well as other non-coal based forms of steel production. We compete using price, coal quality, transportation, optionality, customer administration, reputation and reliability.

Coal demand and coal prices are tied to coal consumption patterns which are influenced by many uncontrollable factors. For power generation, the price of coal is affected by the relative supply and demand of competitive coal, transportation, availability and price of other non-coal forms of power production (particularly, natural gas), regulatory limits on using coal, taxes, the weather and economic conditions. For metallurgical coal, the price of coal is affected by the supply, demand and price of competitive coal, transportation, the price of steel, demand for steel, as well as regulations, taxes and economic conditions.

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

Coal is mined from coal basins throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Interior. According to the EIA and Mine Safety and Health Administration (MSHA), U.S. coal production decreased by an estimated 20 million tons in 2018, to 754 million tons.

The EIA subdivides United States coal production into three major areas: Western, Appalachia and Interior.

The Western area includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States decreased from an estimated 431 million short tons in 2017 to 416 million short tons in 2018. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,300 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal has a lower heat content, however it is produced from thick seams using surface recovery methods thus, has a lower cost of production. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu. Western bituminous coal has certain quality characteristics, especially its higher heat content and low sulfur, that make this a desirable coal for domestic and international power producers.

The Appalachia region is divided into north, central and southern regions. According to the EIA, coal produced in the Appalachian region increased from 198 million short tons in 2017 to 201 million short tons in 2018. Appalachian coal is located near the prolific eastern shale-gas producing regions. Central Appalachian thermal coal is disadvantaged for power generation because of the depletion of economically attractive reserves, increasing costs of production and permitting issues. However, virtually all U.S. metallurgical coal is produced in Appalachia and the relative scarcity and high-quality of this coal allows for a pricing premium over thermal coal. Appalachia, while still a major producer of thermal coal, is undergoing a shift towards heavier reliance on metallurgical coal production for both domestic and international use. This is especially the case in Central Appalachia.

Northern Appalachia includes Pennsylvania, Northern West Virginia, Ohio and Maryland. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a sulfur content ranging from 0.8% to 4.0%. Central Appalachia includes Southern West Virginia, Virginia, Kentucky and Northern Tennessee. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and low sulfur content ranging from 0.2% to 2.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%. Southern Appalachia mines are primarily focused on metallurgical markets.

The Interior region includes the Illinois Basin and Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior region decreased from 145 million short tons in 2017 to approximately 137 million short tons in 2018. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

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
For more information about the locations of our preparation plants, you should see the section entitled “Our Mining Operations.”

Our Mining Operations
General. At December 31, 2018, we operated 9 active mines in the United States. Our reportable business segments are based on two distinct lines of business, metallurgical coal and thermal coal, and may include a number of mine complexes. We manage our coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on our marketing and operations management. Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDAR to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies. Our reportable segments are the Powder River Basin (PRB) segment containing our primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing our metallurgical operations in West Virginia and the Other Thermal segment containing our supplementary thermal operations in Colorado, Illinois, and the Coal Mac thermal operation in West Virginia. For additional information about the operating results of each of our segments for the years ended December 31, 2018 and 2017, the periods October 2 through December 31, 2016 and January 1 through October 1, 2016, see Note 26 to our Consolidated Financial Statements.
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

The following table provides a summary of information regarding our active mining complexes as of December 31, 2018, including the total sales associated with these complexes for the years ended December 31, 2018 and 2017, and the periods October 2 through December 31, 2016 and January 1 through October 1, 2016 and the total assigned reserves associated with these complexes at December 31, 2018. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex.

				Tons Sold(1)
				Predecessor	Successor
Mining Complex	Mines	Mining Equipment	Railroad	Jan1-Oct1, 2016	Oct2-Dec31, 2016	2017	2018	Total Cost of Property, Plant and Equipment at December 31, 2018	Total Assigned Recoverable Reserves
				(Million tons)				($ millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	49.0	18.9	70.5	71.1	$275.7	816.5
Coal Creek	S	D, S	UP/BN	5.5	2.7	9.0	8.0	43.9	94.7
Metallurgical:
Mountain Laurel	U	LW, CM	CSX	1.2	0.4	1.5	1.9	30.1	11.1
Beckley	U	CM	CSX	0.7	0.3	1.0	1.0	54.5	25.9
Sentinel	U	CM	CSX	0.8	0.3	1.5	1.2	68.0	5.0
Leer	U	LW, CM	CSX	3.1	1.0	3.2	3.5	228.7	29.6
Other Thermal:
West Elk	U	LW, CM	UP	2.4	1.6	4.9	4.8	42.2	53.9
Viper	U	CM	—	1.3	0.3	1.7	1.8	31.7	43.2
Coal‑Mac	S	L, E	NS/CSX	1.5	0.5	2.4	2.5	31.3	19.6
Totals				65.5	26.0	95.7	95.8	$806.1	1,099.5

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	CSX = CSX Transportation
	S = Shovel/truck	BN = Burlington Northern‑Santa Fe Railway
	E = Excavator/truck	NS = Norfolk Southern Railroad
LW = Longwall
CM = Continuous miner

(1)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

Powder River Basin
Black Thunder. Black Thunder is a surface mining complex located on approximately 35,800 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams.
We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 816.5 million tons of proven and probable reserves at December 31, 2018. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of up to 190 million tons per year. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
The Black Thunder mining complex currently consists of four active pit areas and two active loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000‑ton train in less than two hours.
Coal Creek. Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts thermal coal from the Wyodak‑R1 and Wyodak‑R3 seams.
We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 94.7 million tons of proven and probable reserves at December 31, 2018. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of up to 50 million tons per year.
The Coal Creek complex currently consists of one active pit area and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000‑ton train in less than three hours.
Metallurgical
Mountain Laurel. Mountain Laurel is an underground mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract High-vol B metallurgical coal from the Cedar Grove and Alma seams. The Mountain Laurel mining complex has approximately 11.1 million tons of proven and probable reserves at December 31, 2018.
We process all of the coal through a 1,400‑ton‑per‑hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000‑ton train in less than four hours.
Beckley. The Beckley mining complex is located on approximately 19,700 acres in Raleigh County, West Virginia. Beckley is extracting high quality, low‑volatile metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 25.9 million tons of proven and probable reserves at December 31, 2018.
Coal is belted from the mine to a 600‑ton‑per‑hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000‑ton train in less than four hours.
Sentinel. The Sentinel mining complex consists of one underground mine, a preparation plant and a loadout facility located on approximately 25,600 acres in Barbour County, West Virginia. Mining operations currently extract High-vol A metallurgical coal from the Clarion coal seam. Coal from the Sentinel mining complex is processed through the preparation plant and shipped by CSX rail to customers. The Sentinel mining complex had approximately 5.0 million tons of proven and probable reserves at December 31, 2018.
Leer. The Leer Complex, located in Taylor County, West Virginia, includes approximately 29.6 million tons of coal reserves as of December 31, 2018 and has primarily High-vol A metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 82,600 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.
All the production is processed through a 1,400 ton‑per‑hour preparation plant and loaded on the CSX railroad. A 15,000‑ton train can be loaded in less than four hours.

Leer South. The Leer South mine is an underground, longwall mining operation that we are developing in Barbour County, West Virginia. The mine will consist of three to four continuous miners working in advance of the longwall. Full production will not be realized until the longwall is placed into service in the second half of 2021. All raw coal will be belted and processed through a 1,600 ton-per-hour preparation plant located near the mine. The loadout facility is served by the CSX railroad and is connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility will be capable of loading a 15,000 ton unit train in less than four hours. A significant portion of the reserves at Leer South are owned rather than leased from third parties.
Other Thermal
West Elk. West Elk is an underground mining complex located on approximately 18,500 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam.
We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 53.9 million tons of proven and probable reserves at December 31, 2018.
The West Elk complex currently consists of a longwall, continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. The loadout facility can load an 11,000‑ton train in less than three hours.
Viper. The Viper mining complex consists of one underground coal mine and a preparation plant located on approximately 40,600 acres in central Illinois near the city of Springfield. Mining operations extract thermal coal from the Illinois No. 5 seam, also referred to as the Springfield seam. All coal is processed through an 800 ton‑per‑hour preparation plant and shipped to customers by on‑highway trucks.
We control a significant portion of the coal reserves through private leases. As of December 31, 2018, we had approximately 43.2 million tons of proven and probable reserves.
Coal‑Mac. The surface mining complex is located on approximately 45,800 acres in Logan and Mingo Counties, West Virginia. Surface mining operations at the Coal‑Mac mining complex extract thermal coal primarily from the Coalburg and Stockton seams.
We control a significant portion of the coal reserves through private leases. The Coal‑Mac mining complex had approximately 19.6 million tons of proven and probable reserves at December 31, 2018.
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
Customers. The Company markets its thermal and metallurgical coal to steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2018, we derived approximately 20% of our total coal revenues from sales to our three largest customers, ArcelorMittal, T S Global Procurement Company Pte. and Jera Trading Pte. Ltd. and approximately 41% of our total coal revenues from sales to our 10 largest customers.
In 2018, we sold coal to domestic customers located in 32 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.
In addition, in 2018 we also exported coal to Europe, Asia, Central and South America and Africa. Exports to seaborne countries were $1.1 billion, $0.7 billion and $0.4 billion for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, trade receivables related to metallurgical‑quality coal sales totaled $126.5 million and $99.4 million, respectively, or 63% and 58% of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.
The Company’s seaborne revenues by coal shipment destination for the year ended December 31, 2018, were as follows:

(In thousands)
Europe	$559,165
Asia	452,711
Central and South America	79,085
Africa	17,567
Brokered Sales	2,372
Total	$1,110,900
Long-Term Coal Supply Arrangements
As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2018, we sold approximately 60% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms exceeding five years. At December 31, 2018, the average volume‑weighted remaining term of our long-term contracts was approximately 2.3 years, with remaining terms ranging from one to four years. At December 31, 2018, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 105 million tons.
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
In some of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, which results from our or our agents’ negligence, and for damage to our customer’s equipment due to non‑coal materials being included with our coal while on our property.
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
We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see Item 7A, entitled “Quantitative and Qualitative Disclosures About Market Risk” for more information about the market risks associated with these strategies at December 31, 2018.
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
Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern‑Santa Fe railroad and the Union Pacific railroad; and our Coal Mac mine is served by both the CSX and Norfolk Southern railroads. We generally transport coal produced at our Appalachian mining complexes via the

CSX railroad or the Norfolk Southern railroad. Besides rail deliveries, some customers in the eastern United States rely on a river barge system.
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
Competition
The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Blackhawk Mining LLC, Blackjewel LLC, Contura Energy, Coronado Coal LLC, Corsa Coal Corp., Cloud Peak Energy, Peabody Energy Corp., Ramaco Resources and Warrior Met Coal, Inc. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa.
Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower, wind, solar and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, as well as tax incentives and various mandates, affect the overall demand for coal as a fuel.
Suppliers
Principal supplies used in our business include petroleum‑based fuels, explosives, tires, steel and other raw materials as well as spare parts and other consumables used in the mining process. We use third‑party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as explosives and fuel, and preferred suppliers for other parts of our business such as original equipment suppliers, dragline and shovel parts and related services. We believe adequate substitute suppliers are available. For more information about our suppliers, you should see Item 1A, “Risk Factors-Increases in the costs of mining and other industrial supplies, including steel‑based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.”
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
In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires that a fee be paid on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977, as well as fund other state and federal initiatives. The current fee is $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. In 2018, we recorded $24.4 million of expense related to these reclamation fees.
Surety Bonds. Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long‑term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on an annual basis and collateral requirements may change.
The costs of these bonds have widely fluctuated in recent years while the market terms of surety bonds have generally hardened for mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2018, we posted an aggregate of approximately $536.2 million in surety bonds for reclamation purposes. In addition, we had approximately $157.6 million of surety bonds, cash and letters of credit outstanding at December 31, 2018 to secure workers’ compensation, coal lease and other obligations.
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
Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2018, we recorded $44.3 million of expense related to this excise tax.
Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations, for example, by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal‑fueled power plants and industrial boilers, which are the largest end‑users of our coal. Already stringent regulation of emissions further tightened throughout the Obama Administration, such as the Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. In addition, the U.S. Environmental Protection Agency, which we refer to as the EPA, has issued regulations with respect to other emissions, such as greenhouse gases (GHG’s), from new, modified, reconstructed and existing electric generating units, including coal-fired plants. Other GHG regulations apply to industrial boilers (see discussion of Climate Change, below). Although the Trump Administration has proposed repealing or loosening a number of these regulations as described below, it is unclear the degree to which these proposals will take effect, or to what extent they will survive into future Administrations. Collectively, regulations of air emissions, as well as uncertainty regarding the future course of regulation could eventually reduce the demand for coal.
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

•
Ozone. On October 26, 2015, the EPA published a final rule revising the existing primary and secondary NAAQS for ozone, reducing them to 70ppb on an 8-hour average. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification an state implementation plans (SIPs). The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 35% of the U.S. counties, designating them as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued ozone designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas must submit SIPs by October 2021.

Significant additional emission control expenditures will likely be required at certain coal‑fueled power plants to meet the new stricter NAAQS. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal‑fueled power plants and industrial boilers will continue to become more demanding in the years ahead. A suit challenging the EPA’s 2015 Ozone NAAQS, Murray Energy Corp. v. EPA, is currently pending in the United States Court of Appeals for the District of Columbia, which we refer to as the D.C. Circuit. However, on April 11, 2017, the D.C. Circuit granted the EPA’s motion, which cites President Trump’s March 28, 2017 Energy Independence Executive Order, to indefinitely delay any decision on the challenges. In August 2018, the EPA informed the Court that the EPA would not revisit the 2015 Ozone NAAQS, and the litigation stay was lifted. On December 6, 2018, the EPA issued a Final Rule implementing the 2015 Ozone NAAQS for nonattainment areas (“2015 Ozone Implementation Rule”). The 2015 Ozone Implementation Rule is notable for providing greater flexibility to States to consider international sources of pollution and other mechanisms for relief from strict application of the standard. With such flexibility, the effect on demand for coal will vary by state.

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

The U.S. Supreme Court agreed to hear the EPA’s appeal of the decision vacating CSAPR and on April 29, 2014, issued an opinion reversing the August 21, 2012 D.C. Circuit decision, remanding the case back to the D.C. Circuit. The EPA then requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. On October 23, 2014, the D.C. Circuit granted the EPA’s request, and that court later dismissed all pending challenges to the rule on July 28, 2015 but it remanded some state budgets to the EPA for further consideration. CSAPR Phase 1 implementation began in 2015, with Phase 2 beginning in 2017. CSAPR generally requires greater reductions than under CAIR. As a result, some coal‑fired power plants will be required to install costly pollution controls or shut down which may adversely affect the demand for coal. Finally, in October 2016, the EPA issued an update to the CSAPR to address interstate transport of air pollution under the more recent 2008 ozone NAAQS and the state budgets remanded by the D.C. Circuit. Consolidated judicial challenges to the rule are now pending, but on August 10, 2017, the D.C. Circuit suspended briefing in the litigation after industry petitioners challenging the rule requested to delay proceedings so the EPA can determine whether to reconsider the revised CSAPR. On June 29, 2018, the EPA issued a proposed determination that the 2016 CSAPR Update Rule fully addresses states’ interstate transport obligations under the 2008 ozone NAAQS. However, the EPA has also signaled in a variety of 2018 memoranda that states may have more flexibility to consider international emissions and higher thresholds in developing SIPS than under prior guidance. It is not clear how the combination of upholding the 2016 CSAPR Update Rule while allowing greater SIP flexibility will affect decisions to install controls or shut down units, and any resulting effects on the demand for coal. The uncertainty itself may adversely affect demand.

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

MATS was challenged in the D.C. Circuit, which upheld the rule on April 15, 2013. Petitioners successfully obtained Supreme Court review, and on June 29, 2015, the Supreme Court issued a 5-4 decision striking down the final rule based on the EPA’s failure to consider economic costs in determining whether to regulate. The case was remanded to the D.C. Circuit. The EPA began reconsideration of costs, and petitioners unsuccessfully sought a stay of the rule in the Supreme Court in February 2016. In April 2016, the EPA issued a MATS 2016 Supplemental Finding, a final finding that it is appropriate and necessary to set standards for emissions of air toxics from coal- and oil-fired power plants. That finding is now being challenged in court. Therefore, the rule remains in effect until further order of the D.C. Circuit. The D.C. Circuit denied petitioners’ motion to temporarily halt the pending litigation to allow the new administration to evaluate whether it can resolve any issues raised in the case. However, in April 2017, the EPA requested a delay in the D.C. Circuit proceedings while the EPA is reviewing the determinations of the prior administration. On December 27, 2018, the EPA released a Supplemental Cost Finding, concluding that direct regulation of air toxics from coal- and oil-fired power plants is not cost-justified, but proposing to leave the emissions standards and other requirements of the 2012 rule in place.

•
Regional Haze. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIPs by December 17, 2007, that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392). The EPA had taken no enforcement action against states to finalize implementation plans and was slowly dealing with the state Regional Haze SIPs that were submitted, which resulted in the National Parks Conservation Association commencing litigation in the D.C. Circuit on August 3, 2012, against the EPA for failure to enforce the rule (National Parks Conservation Act v. EPA, D.C. Cir). Industry groups, including the Utility Air Regulatory Group intervened.

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

This program may result in additional emissions restrictions from new coal‑fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal‑fueled power plants to install additional control measures designed to limit haze‑causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal. However, on January 18, 2018, the EPA announced that it was revisiting the 2017 Regional Haze Rule revisions, and announced an intent to commence a new rulemaking. On September 11, 2018, the EPA released a “Regional Haze Reform Roadmap” and reaffirmed its commitment to additional rulemaking.
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

Climate Change. Carbon dioxide, which is defined to be a greenhouse gas, is a by-product of burning coal. Global climate issues, including with respect to greenhouse gases such as carbon dioxide and the relationship that greenhouse gases may have with perceived global warming, continue to attract significant public and scientific attention. For example, the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on global climate issues. As a result of the public and scientific attention, several governmental bodies increasingly are focusing on global climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants. Future regulation of greenhouse gas emissions in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes and the federal, state or local level or otherwise.
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
In 2014, the EPA proposed a sweeping rule, known as the “Clean Power Plan,” to cut carbon emissions from existing electric generating units, including coal-fired power plants. A final version of the Clean Power Plan was adopted in August 2015. The final version of the Clean Power Plan aims to reduce carbon dioxide emissions from electrical power generation by 32% by 2030 relative to 2005 levels through reduction of emissions from coal-burning power plants and increased use of renewable energy and energy conservation methods. Under the Clean Power Plan, states are free to reduce emissions by various means and must submit emissions reduction plans to the EPA by September 2016 or, with an approved extension, September 2018. If a state has not submitted a plan by then, the Clean Power Plan authorizes the EPA to impose its own plan on that state. In order to determine a state’s goal, the EPA has divided the country into three regions based on connected regional electricity grids. States are to implement their plans by focusing on (i) increasing the generation efficiency of existing fossil fuel plants, (ii) substituting lower carbon dioxide emitting natural gas generation for coal-powered generation and (iii) substituting generation from new zero carbon dioxide emitting renewable sources for fossil fuel powered generation. States are permitted to use regionally available low carbon generation sources when substituting for in-state coal generation and coordinate with other states to develop multi-state plans. Following the adoption, 27 states sued the EPA, claiming that the EPA overstepped its legal authority in adopting the Clean Power Plan. In February 2016, the U.S. Supreme Court ordered the EPA to halt enforcement of the Clean Power Plan until a lower court rules on the lawsuit and until the Supreme Court determines whether or not to hear the case. In October 2017, the EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, the EPA published an Advanced Notice of Proposed Rulemaking announcing an intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide.
In a parallel litigation, 25 states and other parties filed lawsuits challenging the EPA’s final New Source Performance Standards rules, which we refer to as NSPS, for carbon dioxide emissions from new, modified, and reconstructed power plants under the Clean Air Act. One of the primary issues in these lawsuits is the EPA’s establishment of standards of performance based on technologies including carbon capture and sequestration, which we refer to as CCS. New coal plants cannot meet the new standards unless they implement CCS, which reportedly is not yet commercially available or technically feasible. In conjunction with the EPA’s proposal to rescind the Clean Power Plan, the EPA also requested a stay of the NSPS litigation. The D.C. Circuit granted the request, and the litigation has been held in abeyance since then.
On August 21, 2018, the EPA proposed the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. The ACE rule would establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, a new preliminary applicability test for determining whether a physical or operational change made to a power plant may be a “major modification” triggering New Source Review, and new implementing regulations for emission guidelines under Clean Air Act section 111(d).  If implemented as proposed, the ACE rule would reduce the regulatory burden from the Clean Power Plan and NSPS for new, modified and reconstructed power plant. This could increase demand for coal, but the ACE rule will likely be subject to litigation and its ultimate effect on demand is unknown.
In December 2015, 195 nations (including United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. Whether and to what extent the United States meets its stated intention likely depends on several factors, including whether the ACE rule is implemented. On June 1, 2017, The Trump Administration announced the United States intends to withdraw from the Paris Agreement. Regardless of the extent to which the United States ultimately participates in these reductions, over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent the United States ultimately participates in these reductions (whether via the Paris Agreement or otherwise).
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
The scope of waters that fall within the Clean Water Act’s jurisdiction is expansive and may include features not commonly understood to be a stream or wetland.  In June 2015, the EPA issued a new rule defining the scope of "waters of the United States" (WOTUS) that are subject to regulation.  The WOTUS rule was challenged by a number of states and private parties in both district and circuit courts.  The actions in the circuit courts were consolidated in the United States Court of Appeals for the Sixth Circuit and in October 2015 that court stayed the WOTUS rule on a nationwide basis.  In January 2018, the Supreme Court ruled that challenges to the WOTUS rule must be made to the appropriate federal district courts rather than the Sixth Circuit.  The Supreme Court’s ruling caused the Sixth Circuit to lift the nationwide stay. The EPA and the Corps proposed a rule in February 2018 to suspend implementation of the 2015 WOTUS Rule until 2020. This proposed rule reinstated the WOTUS definition that had been applied prior to 2015. Two federal district courts have enjoined the two-year suspension, which has resulted in a split between states where the 2015 WOTUS Rule has been stayed and those in which the 2015 Rule remains in effect. There are currently twenty-eight states in which the stay applies and the pre-2015 definition of WOTUS is in effect and twenty-two states that observe the 2015 WOTUS Rule. In December 2017, the EPA and the Corps proposed a rule to repeal the WOTUS rule. The EPA and Corps formally proposed a rule revising the definition of “Waters of the United States” in December 2018. The proposed definition would substantially reduce the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams. The EPA and the Corps had previously determined that ephemeral streams could potentially qualify as “Waters of the United States,” which would not be possible under the proposed definition.
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

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. In June 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion residuals, which we refer to as CCR. The proposed rule set forth two very different options for regulating CCR under RCRA. The first option called for regulation of CCR as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilized Subtitle D, which would give the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal left intact the so-called Bevill exemption for beneficial uses of CCR. The EPA finalized the CCR rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCR disposal. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions, and also establishes structural integrity criteria for new and existing surface impoundments (including establishing requirements for owners and operators to conduct periodic structural integrity-related assessments). The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. While classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, the EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. After industry groups filed a suit in the D.C. Circuit, challenging the 2015 rule, former EPA Administrator Pruitt issued a letter on September 13, 2017 indicating the agency’s decision to reconsider the rule in response to industry petitions. On September 27, 2017, oral arguments in the litigation were rescheduled for November 20, 2017. The court also ordered the EPA file a status report by November 15, 2017 specifying which provisions of the final rule are or are likely to be subject to reconsideration and estimated timeline for reconsideration. The court also ordered the parties to file supplemental briefs addressing the relevance to and the implications for the Water Infrastructure Improvements for the Nation Act, Pub. L. No. 114-322. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.
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
Employees
At December 31, 2018, we employed approximately 3,822 full and part‑time employees. We believe that our relations with employees are good.

Executive Officers of the Registrant
The following is a list of our executive officers, their ages as of February 14, 2019 and their positions and offices during the last five years:

Name	Age	Position
Paul T. Demzik	57
Mr. Demzik has served as our Senior Vice President and Chief Commercial Officers since January 2019. From June 2013 to January 2019, Mr. Demzik served as Head of Thermal Coal Trading with Anglo American Marketing Limited in London and served as President of Peabody CoalTrade, LLC from July 2005 to July 2012.

John T. Drexler	49
Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since 2008. Mr. Drexler served as our Vice President-Finance and Accounting from 2006 to 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	61
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

Robert G. Jones	62	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to 2008.
Paul A. Lang	58
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

Deck S. Slone	55
Mr. Slone has served as our Senior Vice President-Strategy and Public Policy since June 2012. Mr. Slone served as our Vice President-Government, Investor and Public Affairs from 2008 to June 2012. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to 2008. Mr. Slone is the Chair of the National Coal Council, the immediate past co-chair of the Carbon Utilization Research Council, and the Chair of the National Mining Association’s Energy Policy Task Force.

John A. Ziegler, Jr.	52
Mr. Ziegler was appointed Senior Vice President & Chief Administrative Officer in January 2019. Mr. Ziegler served as our Chief Commercial Officer since March 2014. Mr. Ziegler served as our Vice President-Human Resources from April 2012 to March 2014. From October 2011 to April 2012, Mr. Ziegler served as our Senior Director-Compensation and Benefits. From 2005 to October 2011 Mr. Ziegler served as Vice President-Contract Administration, President of Sales, then finally Senior Vice President, Sales and Marketing and Marketing Administration. Mr. Ziegler joined Arch Coal in 2002 as Director-Internal Audit. Prior to joining Arch Coal, Mr. Ziegler held various finance and accounting positions with bioMerieux and Ernst & Young.

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
Risks Related to Emergence from Bankruptcy Protection

Information contained in our historical financial statements is not comparable to the information contained in our financial statements after the application of fresh start accounting.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition or results of operations in our historical financial statements. As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements are subject to fresh start accounting provisions of generally accepted accounting principles (“GAAP”). In the application of fresh start accounting, we allocated our reorganization value to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts were material and will affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. This will make it difficult for stockholders to assess our performance in relation to periods prior to the Effective Date. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 reflects the consummation of the Plan and the adoption of fresh start accounting effective October 1, 2016.

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

•	the imposition of tariffs, quotas, trade barriers and other trade protection measures;

•	the proximity to, capacity of and cost of transportation and port facilities;

•	market price fluctuations for sulfur dioxide or nitric oxide emission allowances; and

•	technological advancements, including those related to alternative energy sources, those intended to convert coal-to-liquids or gas and those aimed at capturing, using and storing carbon dioxide.

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
Global economic downturns have also had and in the future could have a negative impact on us. These conditions have, in the past, led to extreme volatility of prices, severely limited liquidity and credit availability, and resulted in declining valuations of assets. If there are downturns in economic conditions, our and our customers’ businesses, financial conditions and results of operations could be adversely affected. Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery. There can be no assurance that our cost control actions and capital discipline, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.
The effects of foreign and domestic trade policies, actions or disputes on the level of trade among the countries and regions in which we operate could negatively impact our business, financial condition or results of operations.
Tariffs imposed by the current presidential administration could potentially lead to trade disputes with other foreign governments and adversely impact global economic conditions. For instance, in March 2018, the current administration imposed a 25% tariff on all imported steel into the United States which could negatively impact the global demand for steel, and in turn, the demand for metallurgical coal. While the new steel tariffs appear to have had little impact on coking coal pricing or demand to date, longer term implications for coking coal markets and the global economy as a whole remain less certain. In addition, continued or worsening U.S.-China trade tensions may result in additional tariffs or other protectionist measures that materially, adversely affect foreign demand for our coal.
Competition could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.
We compete with numerous other domestic and foreign coal producers for domestic and international sales. Overcapacity and increased production within the coal industry, both domestically and internationally, and decelerating steel demand in Asia have at times, and could in the future, materially reduce coal prices and therefore materially reduce our revenues and profitability. Potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may not be able to compete on the basis of price or other factors with companies that in the future benefit from favorable foreign trade policies or other arrangements. In addition, our ability to ship our coal to international customers depends on port capacity, which is limited. Increased competition within the coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, or the rates for such throughput capacity increasing to a point where it is not economically feasible to export our coal.
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
In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas. Natural gas pricing has declined significantly in recent years. The decline in the price of natural gas has caused demand for coal to decrease and adversely affected the price of our coal. Sustained periods of low natural gas prices have also contributed to utilities phasing out or closing existing coal-fired power plants and continued low prices could reduce or eliminate construction of any new coal-fired power plants. This trend has, and could continue to have, a material adverse effect on demand and prices for our coal. Moreover, the construction of new pipelines and other natural gas distribution channels may increase competition within regional markets and thereby decrease the demand for and price of our coal.
Furthermore, several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.
Any decrease in the coal consumption of electric power generators could result in less demand and lower prices for coal, which could materially and adversely affect our revenues and results of operations.
Thermal coal accounted for 92% of our coal sales by volume during 2018. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels (particularly natural gas) for power generation and governmental regulations which may dictate an alternate source of fuel regardless of economics. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand and can be impacted by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could further negatively impact the demand for U.S. coal and result in a continuing oversupply of coal in the marketplace. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allow generators to choose the source of power generation when deciding which generation source to dispatch.
Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators and this has occurred to date. We expect that many of the new power plants constructed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas combustion is seen as having a lower environmental impact than coal combustion. In addition, state and federal mandates for increased use of electricity from renewable energy sources also have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform national standard, although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.
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

If any of these conditions or events occurs, particularly at our Black Thunder or Leer mining complexes, which accounted for approximately 77% of the coal volume we sold and 57% of the revenue we generated in 2018, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.
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
Our profitability depends substantially on our ability to mine and process, in a cost-effective manner, coal reserves that possess the quality characteristics desired by our customers. As we mine, our coal reserves decline. As a result, our future success depends upon our ability to obtain, through acquisition or redevelopment of owned reserves, coal that is economically recoverable. If we fail to acquire or develop additional coal reserves, our existing reserves will eventually be depleted. We may not be able to obtain replacement reserves when we require them. If available, replacement reserves may not be available at favorable prices, or we may not be capable of mining those reserves at costs that are comparable with our existing coal reserves. In certain locations, leases for oil, natural gas and coalbed methane reserves are located on, or adjacent to, some of our reserves, potentially creating conflicting interests between us and lessees of those interests. Other lessees’ rights relating to these mineral interests could prevent, delay or increase the cost of developing our coal reserves. These lessees may also seek damages from us based on claims that our coal mining operations impair their interests.
Our ability to obtain coal reserves in the future could also be limited by the availability of cash we generate from our operations or available financing, restrictions under our existing or future financing arrangements, competition from other coal producers, the lack of suitable acquisition or lease-by-application, (“LBA”), opportunities or the inability to acquire coal properties or LBAs on commercially reasonable terms. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or adversely impact the LBA process. If we are unable to acquire replacement reserves, our future production may decrease significantly and our operating results may be negatively affected. In addition, we may not be able to mine future reserves as profitably as we do at our current operations.
In January 2016, the federal government imposed a moratorium on new leases for coal mined from federal lands as part of a review of the government’s management of federally-owned coal. In March 2017, the U.S. Secretary of the Interior signed Secretarial Order 3348 lifting that moratorium and halting the Federal Coal Program Programmatic Environmental Impact Statement that was in process at the time. Litigation is currently pending in the United States District Court for the District of Montana challenging the lifting of the moratorium as a violation of the National Environmental Policy Act, the Mineral Leasing Act and the Federal Land Policy and Management Act. Although the Bureau of Land Management is now working to process coal lease applications and modifications expeditiously in accordance with regulations and guidance that existed before the moratorium, any delay in the LBA process, including any delay caused by the reimplementation of the now-lifted moratorium could prevent us from obtaining replacement reserves when we require them. Also, the outcome of the government’s review, if re-initiated, would be uncertain and could have a material and adverse impact on our business in any number of ways including by limiting our ability to mine reserves under ongoing or future applications, by increasing the costs or timeframe associated with obtaining leases under the LBA program, by making it uneconomical for us to participate in the programs or by preventing us from obtaining replacement reserves if the LBA program were terminated.

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

As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal which could have a material adverse effect on our business and results of operations.
Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. The costs of surety bonds have fluctuated in recent years while the market terms of such bonds have generally become less favorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and reclamation more stringent. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal.
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
The success of our businesses depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If current customers do not honor current contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance, our revenues will be adversely affected. Changes in the coal industry may cause some of our customers not to renew, extend or enter into new coal supply agreements or to enter into agreements to purchase fewer tons of coal or on different terms or prices than in the past. In addition, uncertainty caused by federal and state regulations, including under the U.S. Clean Air Act, could deter our customers from entering into coal supply agreements. Also, the availability and price of competing fuels, such as natural gas, could influence the volume of coal a customer is willing to purchase under contract.
Our coal supply agreements typically contain force majeure provisions allowing the parties to temporarily suspend performance during specified events beyond their control. Most of our coal supply agreements also contain provisions requiring us to deliver coal that satisfies certain quality specifications, such as heat value, sulfur content, ash content, hardness and ash fusion temperature. These provisions in our coal supply agreements could result in negative economic consequences to us, including price adjustments, having to purchase replacement coal in a higher-priced open market, the rejection of deliveries or, in the extreme, contract termination. Our profitability may be negatively affected if we are unable to seek protection during adverse economic conditions or if we incur financial or other economic penalties as a result of these provisions of our coal supply agreements. For more information about our long-term coal supply agreements, you should see the section entitled “Long-Term Coal Supply Arrangements” under Item 1.
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates and our financial position could be materially and adversely affected by the bankruptcy of any of our significant customers.
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
We depend upon barge, ship, rail, truck and belt transportation systems, as well as seaborne vessels and port facilities, to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, route closures and other events beyond our control could impair our ability to supply coal to our customers. Since we do not have long-term contracts with all transportation providers we utilize, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad. If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly. In addition, a growing portion of our coal sales in recent years has been into export markets, and we are actively seeking additional international customers. Our ability to maintain and grow our export sales revenue and margins depends on a number of factors, including the existence of sufficient and cost-effective export terminal capacity for the shipment of coal to foreign markets. At present, there is limited terminal capacity for the export of coal into foreign markets. Our access to existing and future terminal capacity may be adversely affected by, among other factors, regulatory and permit requirements, environmental and other legal challenges, public perceptions and resulting political pressures, foreign and domestic trade policies, operational issues at terminals and competition among domestic coal producers for access to limited terminal capacity. If we are unable to maintain terminal capacity, or are unable to access additional future terminal capacity for the export of our coal on commercially reasonable terms, or at all, our results could be materially and adversely affected.
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
For the year ended December 31, 2018, we derived approximately 20% of our total coal revenues from sales to our three largest customers and approximately 41% of our total coal revenues from sales to our ten largest customers. We are currently discussing the extension of coal sales agreements with some of these customers. However, we may be unsuccessful in obtaining coal supply agreements with those customers, and some or all of these customers could discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, were to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.
We may incur losses as a result of certain marketing, trading and asset optimization strategies.
We seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of marketing, trading and other asset optimization strategies. We maintain a system of complementary processes and controls designed to monitor and control our exposure to market and other risks as a consequence of these strategies. These processes and controls seek to balance our ability to profit from certain marketing, trading and asset optimization strategies with our exposure to potential losses. Our risk monitoring and mitigation techniques, and accompanying judgments cannot anticipate every potential outcome or the timing of such outcomes. In addition, the processes and controls that we use to manage our exposure to market and other risks resulting from these strategies involve assumptions about the degrees of correlation or lack thereof among prices of various assets or other market indicators. These correlations may change significantly in times of market turbulence or other unforeseen circumstances. As a result, we may experience volatility in our earnings as a result of our marketing, trading and asset optimization strategies.
International growth in our operations adds new and unique risks to our business.
We have sales offices in Singapore and the United Kingdom. The international expansion of our operations increases our exposure to country and currency risks. In addition, our international offices sell our coal to new customers and customers in new countries, whose business practices and reputations are not as well known to us. We also face new and increased political risks, including the potential for expropriation of assets and limitations on the repatriation of earnings. In the event that we are unable to effectively manage these new risks, our results of operations, financial position or cash flow could be adversely affected by these activities.
If we sustain cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.
We have become increasingly dependent on information technology systems to operate our business and to comply with regulatory, legal and tax requirements. As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Strategic targets, such as energy-related assets, may be at greater risk of future cyber-attacks than other targets in the United States.

To date, we have not experienced any material losses relating to cyber incidents. However, our systems may be susceptible to cyber incidents or security breaches which could result in unauthorized access to our facilities or to information we are trying to protect. Failure of our systems, whether caused maliciously or inadvertently, may lead to unauthorized physical access to one or more of our facilities or locations, or electronic access to our proprietary or confidential information and could result in, among other things, unfavorable publicity, litigation by parties affected by such breach, disruptions to our operations, loss of customers and financial obligations that may not be covered by our insurance for damages, fines or penalties related to the theft, release or misuse of such information, any of which could have a substantial impact on our results of operations, financial condition or cash flow. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any system vulnerabilities.
Our ability to operate our business effectively could be impaired if we lose key personnel or fail to attract qualified personnel.
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
We may be unable to comply with the restrictions imposed by our Term Loan Debt Facility and other financing arrangements.
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that may create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt and require us to comply with various affirmative covenants. The Term Loan Debt Facility contains customary affirmative and negative covenants, which include restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Term Loan Debt Facility.
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
Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxide, and other compounds emitted into the air from electric power plants, which are the largest end‑users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants may be developed and implemented. For instance, the Clean Power Plan, if implemented in the form promulgated under the Obama Administration, would severely limit emissions of carbon dioxide which would adversely affect our ability to sell coal. However, in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and, in October 2017, the EPA published a proposed rule to formally repeal the Clean Power Plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy rule which revises the agency’s interpretation of Clean Air Act section 111(d). The proposed rule offers the power generation industry incentives to invest in coal-fired power plants and provides guidelines for reducing carbon dioxide emissions by making on-site “heat rate improvements.” It also eliminates the Obama-era requirement to limit emissions of pollutants other than carbon dioxide. The comment period for the rule closed October 30, 2018. Any final rule promulgated by the EPA will likely be subject to judicial review, and, as such, the future of the Clean Power Plan and its attendant regulations is unclear. In December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement” during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. In August 2017, the Trump Administration filed formal notice with the United Nations that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The earliest permitted exit date under the Paris Agreement is four years from when the agreement took effect in November 2016, or November 2020. Whether the United States will adhere to the Paris Agreement’s exit process is, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are, uncertain at this time. However, any efforts to control and/or reduce greenhouse gas emissions by the United States or other countries that have also pledged “Nationally Determined Contributions,” or concerted conservation efforts that result in reduced electricity consumption, could adversely impact coal prices, our ability to sell coal and, in turn, our financial position and results of operations.
We are also subject to state and local regulations, which may be more stringent than federal rules. For example, although the United States has announced its intention to withdraw from the Paris Agreement, certain United States cities and states have announced their intention to satisfy their proportionate obligations under the Paris Agreement. In addition, almost one-half of states have taken measures to track and reduce emissions of greenhouse gases, and some states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern United States. State and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. State and local commitments and regulations could have a material adverse effect on our business, financial condition and results of operations.
Considerable uncertainty is associated with these air emissions initiatives, and the content of regulatory requirements in the United States and other countries continues to evolve and develop, which could require significant emissions control expenditures for many coal‑fueled power plants. As a result, these power plants may switch to other fuels that generate fewer of these emissions, may install more effective pollution control equipment that reduces the need for low sulfur coal, or may cease operations, possibly reducing future demand for coal and a reduced need to construct new coal‑fueled power plants. Any switching of fuel sources away from coal, closure of existing coal‑fired plants or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low sulfur coal less attractive, which could also have a material adverse effect on the demand for and prices received for our coal.
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
Carbon dioxide, which is considered to be a greenhouse gas, is a by-product of burning coal. Global climate issues, including with respect to greenhouse gases such as carbon dioxide and the relationship that greenhouse gases may have with perceived climate change, continue to attract significant public and scientific attention. For example, the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on the global climate. As a result of the public and scientific attention, several governmental bodies increasingly are focusing on climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants. The Clean Power Plan would severely limit emissions of carbon dioxide, possibly reducing future demand for coal. However, in April 2017 the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in August 2018 proposed the Affordable Clean Energy rule to formally repeal the Clean Power Plan. Any final rule promulgated by the EPA will likely be subject to judicial review, and as such, the future of the Clean Power Plan and its attendant regulations is unclear. Additionally, a number of governments pledged to control and reduce greenhouse gas emissions under the Paris Agreement, which may impact demand for coal resources despite the United States’ August 2017 notice that it intends to withdraw its commitment.
Future regulation of greenhouse gas emissions in the United States could occur pursuant to future treaty obligations, statutory or regulatory changes at the federal, state or local level or otherwise. The enactment of laws or the passage of regulations regarding greenhouse gas emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit emissions could result in electricity generators switching from coal to other fuel sources or coal-fueled power plant closures. You should see Item 1, “Environmental and Other Regulatory Matters-Climate Change” for more information about governmental regulations relating to greenhouse gas emissions.
In addition, several major banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal mines and utilities that derive a majority of their revenue from thermal coal, which also may adversely impact the future global demand for coal. Further, there have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. For example, California enacted legislation that required California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining. These entities also have been pressuring lenders to limit financing available to such companies. These efforts may adversely affect the market for our securities and our ability to access capital and financial markets in the future.
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
Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non‑governmental organizations, anti‑mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or the performance of mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow and profitability.
Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.
Federal or state regulatory agencies have the authority, under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re‑open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third‑party sources, if it is available, to fulfill these obligations, incur capital expenditures to re‑open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
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
New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly or incur increased costs. Please refer to the section entitled “Environmental and Other Regulatory Matters” in Item 1 for more information about the various governmental regulations affecting us.

If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate, our costs could be greater than anticipated.
SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from our original assumptions, major operational changes are implemented or if governmental regulations change significantly. We are required to record new obligations as liabilities at fair value under U.S. GAAP. In estimating fair value, we considered the estimated current costs of reclamation and mine closure and applied inflation rates and a third‑party profit, as required. The third‑party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.
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
To dispose of mining overburden generated by our Appalachian surface mining operations, we often need to obtain permits to construct and operate valley fills and surface impoundments. Some of these permits are Clean Water Act § 404 permits issued by the Army Corps of Engineers (the “Corps”). Two of our operating subsidiaries were identified in an existing lawsuit, which challenged the issuance of such permits and asked that the Corps be ordered to rescind them. Two of our operating subsidiaries intervened in the suit to protect their interests in being allowed to operate under the issued permits, and the claims against one of our subsidiaries was thereafter dismissed. On February 13, 2009, the U.S. Court of Appeals for the Fourth Circuit ruled on appeals from decisions rendered prior to our intervention. On May 22, 2017, the United States District Court for the Southern District of West Virginia granted the remaining subsidiary’s motion to dismiss plaintiffs’ Seventh Supplemental and Amended Complaint after the D.C. Circuit Court of Appeals affirmed the EPA’s final determination rescinding Mingo Logan Coal Company’s 404 authorization regarding Pigeonroost Branch and Oldhouse Branch. The D.C. Circuit Court of Appeals decision finally resolved a lawsuit filed by Mingo Logan against the EPA challenging the EPA’s authority to rescind a 404 permit authorization.

Changes in the legal and regulatory environment could complicate or limit our business activities, increase our operating costs or result in litigation.
The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Environmental and other non-governmental organizations and activists, many of which are well funded, continue to exert pressure on regulators and other government bodies to enact more stringent laws and regulations. For instance, increasing attention to global climate change has resulted in an increased possibility of governmental investigations and, potentially, private litigation against us and our customers. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance. While our business is not a party to any such litigation, we could be named in actions making similar allegations. Moreover, the proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations. Changes in the legal and regulatory environment in which we operate may impact our results, increase our costs or liabilities, complicate or limit our business activities or result in litigation. Such legal and regulatory environment changes may include changes in such items as: the processes for obtaining or renewing permits; federal LBA programs; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; taxation requirements; competition laws; and trade policies, including policies concerning tariffs, quotas, trade barriers and other trade protection measures.
We or our customers could be subject to litigation based on the alleged effects of climate change.

Increasing attention to global climate change has resulted in an increased possibility of governmental investigations and, potentially, private litigation against us and our customers. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance. While the United States Supreme Court held that federal common law provides no basis for public nuisance claims against energy companies, state law tort claims remain a possibility and a source of concern, and we could be named in actions making similar allegations. Moreover, the proliferation of successful climate change litigation could adversely impact demand for coal and ultimately have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Income Taxes

Our ability to use net operating losses and alternative minimum tax credits is subject to limitation.
The ability to use our net operating losses (“NOLs”) and alternative minimum tax (“AMT”) credits has been limited by the “ownership change” under Section 382 of the Internal Revenue Code (the “Code”) that occurred on our emergence from bankruptcy in 2016 (the “Emergence Ownership Change”). The limitation resulting from the Emergence Ownership Change is substantial and applies to all NOLs and AMT credits existing at the time of the Emergence Ownership Change. The limitation resulting from the Emergence Ownership Change may have a significant impact on our ability to offset future taxable income with carryforward NOLs. NOLs and AMT credits generated after the Emergence Ownership Change are generally not subject to the limitations.
As a result of the discharge of debt in the Chapter 11 Cases, we and our subsidiaries were required to reduce the amount of our NOLs and AMT credits and other tax attributes existing at the end of 2016.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
U.S. tax legislation enacted on December 22, 2017 (the “Tax Cut and Jobs Act”) has significantly changed the U.S. federal income taxation of U.S. corporations. Changes include the reduction of the U.S. corporate income tax rate, elimination of the AMT tax system, limitation of interest deductions and revision of the rules governing NOLs.
As a result of the Tax Cuts and Jobs Act, there was a remeasurement of our deferred tax assets and liabilities, which resulted in $330.9 million of income tax expense in 2017 and $16.7 million of income tax benefit in 2018, with offsetting valuation allowance adjustments. In addition, we incurred a one-time transition tax of $1.5 million on the mandatory deemed repatriation of cumulative foreign earnings, which deemed repatriation tax was offset with NOL carryforwards (with an offsetting valuation allowance adjustment). Due to the elimination of the corporate AMT regime, existing AMT credits as of December 31, 2018 will be refunded during 2019-2022, and therefore the valuation allowance previously recorded against these credits has been released and the credits have been reclassified from a deferred tax asset to short term and long term receivables. As a result of limitations imposed by the Tax Cuts and Jobs Act on deductible compensation paid to certain

“covered” employees, we recorded $0.2 million of tax expense in 2017 and $6.1 million of tax expense in 2018, with offsetting valuation allowance adjustments.
The Tax Cut and Jobs Act is subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, there is uncertainty with respect to how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our Properties
At December 31, 2018, we owned or controlled, primarily through long‑term leases, approximately 28,292 acres of coal land in Ohio, 1,060 acres of coal land in Maryland, 10,095 acres of coal land in Virginia, 359,122 acres of coal land in West Virginia, 81,868 acres of coal land in Wyoming, 268,802 acres of coal land in Illinois, 33,527 acres of coal land in Kentucky, 9,840 acres of coal land in Montana, 21,802 acres of coal land in New Mexico, 358 acres of coal land in Pennsylvania, and 19,146 acres of coal land in Colorado. In addition, we also owned or controlled through long‑term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 80,062 acres of our coal land from the federal government and approximately 22,385 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.
Our executive headquarters occupies leased office space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.
Our Coal Reserves
We estimate that we owned or controlled approximately 1.9. billion tons of proven and probable recoverable reserves at December 31, 2018. Our coal reserve estimates at December 31, 2018 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
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

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2018:
Total Assigned Reserves
(Tons in millions)

	Total Assigned Recoverable Reserves						As Received Btus per lb. (1)
				Sulfur Content (lbs. per million Btus)						Mining Method		Past Reserve Estimates
								Reserve Control			Under-
		Proven	Probable	<1.2	1.2-2.5	>2.5		Leased	Owned	Surface	ground	2016	2017
Wyoming	911	906	5	867	44	—	8,844	911		911	—	1,115	1,025
Colorado	54	47	7	54	—	—	11,451	54	—	—	54	56	53
Central App.	57	52	5	17	40	—	13,061	56	1	20	37	70	69
Northern App.	73	63	10	3	70	—	13,243	11	62	—	73	48	35
Illinois	43	24	19	—	—	43	10,701	35	8	—	43	38	35
Total	1,138	1,092	46	941	154	43	9,529	1,067	71	931	207	1,327	1,217

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves
(Tons in millions)

	Total Unassigned Recoverable Reserves
				Sulfur Content						Mining Method
				(lbs. per million Btus)			As Received	Reserve Control			Under‑
		Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground
Wyoming	271	225	46	224	47	—	8,437	271	—	271	—
Colorado	—	—	—	—	—	—	—	—	—	—	—
Central App.	59	48	11	23	24	12	12,650	7	52	32	27
Northern App.	149	78	71	—	147	2	12,964	3	146	—	149
Illinois	281	187	94	—	—	281	11,172	63	218	2	279
Total	760	538	222	247	218	295	10,663	344	416	305	455

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 63% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional approximately 10% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.
The carrying cost of our coal reserves at December 31, 2018 was $343 million, consisting of $5 million of prepaid royalties and a net book value of coal lands and mineral rights of $338 million.

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
At December 31, 2018, approximately 26% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
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
We leased approximately 57,859 acres of property to other coal operators in 2018. We received royalty income of $6.2 million during 2018 from the mining of approximately 2.3 million tons, $4.1 million during 2017 from the mining of approximately 1.2 million tons, $1.1 million during the period October 2 through December 31, 2016 from the mining of approximately 0.4 million tons, $1.7 million during the period January 1 through October 1, 2016 from the mining of approximately 0.6 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.
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

ITEM 4.           MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2018.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARCH” and has been trading since October 5, 2016 upon our emergence from bankruptcy. No prior established public trading market existed for this newly issued common stock prior to this date. Based upon information provided by our transfer agent, as of February 1, 2019, we had two stockholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We paid dividends on our common stock totaling $31.3 million in 2018. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

The following table sets forth for each period indicated the dividends paid per common share and the per share high and low closing prices for our common stock as reported on the NYSE for the periods presented:

	High	Low	Dividends per common share
Year Ended December 31, 2018
First quarter	$101.84	$83.84	$0.40
Second quarter	102.61	76.00	0.40
Third quarter	95.72	75.09	0.40
Fourth quarter	98.25	78.05	0.40

Year Ended December 31, 2017
First quarter	$79.27	$63.24	$—
Second quarter	77.59	60.13	0.35
Third quarter	81.09	67.39	0.35
Fourth quarter	94.57	68.95	0.35

Stockholder Return Performance Presentation

The following graph compares the cumulative 27-month total return of holders of Arch Coal, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and two customized peer groups comprised of the following companies each: Cloud Peak Energy Inc., CNX Resources Corp and Westmoreland Coal Company in the 2017 Peer Group and Cloud Peak Energy, Inc., Consol Energy Inc., Peabody Energy Corp and Warrior Met Coal in the 2018 Peer Group. The graph assumes that the value of the investment in our common stock, the S&P Midcap 400 index, and in the respective peer groups (including reinvestment of dividends) was $100 on October 5, 2016 and tracks it through December 31, 2018.

52

	10/5/2016	12/31/16	12/31/17	12/31/18

Arch Coal, Inc.	100.00	123.89	149.93	136.01
S&P Midcap 400	100.00	107.42	124.87	111.03
2017 Peer Group	100.00	99.01	87.92	60.23
2018 Peer Group	100.00	104.66	114.27	94.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During April 2017, the Board of Directors of Arch Coal, Inc. authorized a new share repurchase program for up to $300 million of its common stock. In October 2017, the Company’s Board of Directors approved an incremental $200 million increase to the share repurchase program bringing the total authorization to $500 million. In July 2018, the Company’s Board of Directors authorized an incremental $250 million increase to the share repurchase program bringing the total authorization to $750 million. The table below represents all share repurchases for the three months ended December 31, 2018:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1 through October 31, 2018	247,889	$92.78	247,889	$231,768
November 1 through November 30, 2018	449,180	$89.39	449,180	$191,615
December 1 through December 31, 2018	303,812	$83.93	303,812	$166,116
Total shares repurchased	1,000,881	$88.57	1,000,881

As of December 31, 2018, we had repurchased 7,215,830 shares at an average share price of $80.92 per share for an aggregate purchase price of approximately $584 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $166 million.
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

ITEM 6.  SELECTED FINANCIAL DATA.

	Successor			Predecessor
(In thousands, except per share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Income Statement Data:			(1)	(1)	(2)
Revenues	$2,451,787	$2,324,623	$575,688	$1,398,709	$2,573,260	$2,937,119
Asset impairment and mine closure costs	—	—	—	129,267	2,628,303	24,113
Income (loss) from operations	279,138	234,336	46,086	(255,423)	(2,865,063)	(149,531)
Interest expense	(20,471)	(26,905)	(11,241)	(135,888)	(397,979)	(390,946)
Non-operating expenses	(5,348)	(6,885)	(727)	1,626,113	(27,910)	—
Income (loss) from continuing operations	312,577	238,450	33,449	1,242,081	(2,913,142)	(558,353)
Basic earnings (loss) per common share	$15.90	$10.05	$1.34	$58.33	$(136.86)	$(26.31)
Diluted earnings (loss) per common share	$15.15	$9.84	$1.31	$58.28	$(136.86)	$(26.31)
Balance Sheet Data:
Total assets	$1,887,060	$1,979,632	$2,136,597	$2,123,829	$5,041,881	$8,346,362
Working capital	549,448	496,913	566,391	522,465	(4,361,009)	1,023,357
Current maturities of debt	17,797	15,783	11,038	6,662	5,042,353	12,191
Long-term debt, less current maturities	300,186	310,134	351,841	353,272	30,953	5,064,818
Other long-term obligations	552,718	669,552	725,948	786,015	755,283	695,881
Noncurrent deferred income tax liability	—	—	—	—	—	422,809
Arch Coal stockholders’ equity	704,821	665,865	746,577	687,483	(1,244,289)	1,668,154
Cash Flow Data:
Cash provided by (used in) operating activities	417,963	396,474	84,192	(228,218)	(44,367)	(33,582)
Depreciation, depletion and amortization, including amortization of sales contracts, net	130,670	176,449	33,400	190,853	370,534	405,561
Capital expenditures	95,272	59,205	15,214	82,434	119,024	147,286
Net proceeds from the issuance of long term debt	—	298,500	—	—	—	(4,519)
Payments to retire debt, including redemption premium	—	(325,684)	—	—	—	—
Purchases of treasury stock	280,871	301,512	—	—
Dividend payments	31,269	24,369	—	—	—	2,123
Operating Data:
Tons sold	96,792	98,218	26,812	67,128	127,632	134,360
Tons produced	95,416	96,686	26,619	66,658	126,820	132,614
Tons purchased from third parties	1,140	1,532	193	481	1,287	1,182

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

The selected financial information presented above for the years ended December 31, 2018 and 2017; the period October 2 through December 31, 2016, the period from January 1 through October 1, 2016, and the years ended December 31, 2015 and 2014 was derived from, and is qualified by, reference to our Consolidated Financial Statements, including the notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial

Statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the year ended December 31, 2018 benefited from continued strength in both the metallurgical and international thermal coal markets, while the domestic thermal market was largely stable. We believe seaborne coking coal markets remain well balanced, supported by moderate, continued growth in global steel production. Several coking coal supply disruptions led to meaningful increases in international coking coal pricing indices in the second half of 2018. While some coking coal supply has returned to the market, particularly from existing and formerly idled North American operations, global capital investment in new coking coal productive capacity remains limited. Steel tariffs appear to have had little impact on pricing or demand through the end of 2018, but longer term implications remain less certain. Recent indications of a slowing of the Chinese economy potentially have major implications for global economic growth generally and coking coal markets specifically. Future volatility in prompt international pricing may have a significant impact on our realized net back pricing as we have continued to sell more of our planned 2019 production volumes with pricing based on various indices or negotiated at the time of delivery.

Domestic thermal coal markets remained at levels that supported positive cash margins at all of our thermal operations throughout 2018. Natural gas prices remained tightly range bound for most of 2018 before increasing significantly late in the year. Storage levels of the competing fuel were below the ten year range for most of the second half of the current year, but production levels continue to increase and natural gas is expected to pressure domestic thermal coal demand in the long term. Generator coal stockpiles declined throughout the year on a tonnage basis, and are approaching historical averages based on days of burn. Powder River Basin coal remained economically competitive for electric generation in many regions throughout the country during 2018. Throughout the year, international thermal markets supported both Atlantic and Pacific export shipments from certain of our operations. We have continued to layer in forward positions in these markets at economically viable levels.

In the third quarter of 2017 we sold our Lone Mountain operation, which had been part of our Metallurgical segment. Lone Mountain’s results for the first nine months of 2017 are included in our full year 2017 results, and in all preceding periods’ results presented herein.

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

Year Ended December 31, 2018 and 2017

Revenues.  Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the years ended December 31, 2018 and 2017:

	Successor
	Year Ended December 31, 2018	Year Ended December 31, 2017	(Decrease) / Increase
	(In thousands)
Coal sales	$2,451,787	$2,324,623	$127,164
Tons sold	96,792	98,218	(1,426)

On a consolidated basis, coal sales in 2018 increased approximately $127.2 million or 5.5% from 2017, while tons sold decreased approximately 1.4 million tons or 1.5%. Coal sales from ongoing Metallurgical operations increased approximately $223.7 million, primarily on increased pricing. Powder River Basin coal sales decreased approximately $50.9 million primarily due to decreased pricing, and Other Thermal coal sales increased approximately $32.4 million due to increased pricing. Lone Mountain, an operation that we divested in 2017, provided approximately $74.9 million in coal sales in the prior year. A net transportation related increase of approximately $36.8 million is included in the pricing increases discussed above. The increased transportation is primarily related to increased exports as a percentage of volume in the Metallurgical and Other Thermal segments. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for years ended December 31, 2018 and 2017:

		Successor
		Year Ended December 31, 2018	Year Ended December 31, 2017	Increase / (Decrease) in Net Income
		(In thousands)
Cost of sales (exclusive of items shown separately below)		$1,925,202	$1,839,993	$(85,209)
Depreciation, depletion and amortization		119,563	122,464	2,901
Accretion on asset retirement obligations		27,970	30,209	2,239
Amortization of sales contracts, net		11,107	53,985	42,878
Change in fair value of coal derivatives and coal trading activities, net		9,118	7,222	(1,896)
Selling, general and administrative expenses	149,314	100,300	87,952	(12,348)
Gain on sale of Lone Mountain Processing, Inc.		—	(21,297)	(21,297)
Other operating income, net		(20,611)	(30,241)	(9,630)
Total costs, expenses and other		$2,172,649	$2,090,287	$(82,362)

Cost of sales.  Our cost of sales for year ended December 31, 2018 increased approximately $85.2 million or 4.6% versus 2017. The increase consists primarily of increased transportation costs (approximately $42.2 million), labor related costs (approximately $37.4 million), repairs and supplies costs (approximately $30.5 million), and a net increase in change in coal inventory costs (approximately $31.0 million) at ongoing operations. These cost increases were partially offset by the previously discussed sale of Lone Mountain which incurred approximately $75.2 million of cost of sales in the prior year. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization costs for the year ended December 31, 2018 decreased versus 2017 due to reduced depreciation of plant and equipment and amortization of development costs of approximately $8.1 million. Of this total approximately $4.5 million is related to our Lone Mountain operation in the prior year. This reduction is partially offset by increased depletion of reserves of approximately $5.2 million primarily in our metallurgical segment.

Accretion on asset retirement obligation.  Our accretion of asset retirement obligations for the year ended December 31, 2018, decreased versus 2017, primarily at idle properties where we have performed significant reclamation.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in 2018 versus 2017 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2017.

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in 2018 versus the prior year is primarily related to mark-to-market losses on coal derivatives that we entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during the current year, the market value of these positions declined.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in 2018 versus 2017 is primarily due to increased compensation costs of approximately $9.0 million, of which approximately $6.1 million is stock based, and professional services of approximately $2.9 million.

Gain on sale of Lone Mountain Processing, Inc.  During the year ended December 31, 2017, we sold Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, generating a gain of approximately $21.3 million. For further information on the sale of Lone Mountain Processing Inc. and Cumberland River Coal LLC to Revelation Energy LLC, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

Other operating income, net. The decreased benefit from other operating income, net in 2018 versus 2017 consists primarily of decreased income from equity investments (approximately $2.0 million), and the unfavorable impact of coal derivative settlements in the current year versus the prior year (approximately $8.5 million), partially offset by increased miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales (approximately $1.8 million).

Non-operating expense. The following table summarizes non-operating expense for the years ended December 31, 2018 and 2017:

	Successor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase / (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(3,202)	$(1,940)	$(1,262)
Net loss resulting from early retirement of debt and debt restructuring	(485)	(2,547)	2,062
Reorganization income (loss), net	(1,661)	(2,398)	737
Total nonoperating expense	$(5,348)	$(6,885)	$1,537

Nonoperating expenses declined in the year ended December 31, 2018 versus 2017 primarily due to costs associated with our efforts to replace our securitization facility and term loan in the prior year, partially offset by costs associated with the repricing of our term loan in the current year, and reduced expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting”, and Note 13, “Debt and Financing Arrangements.”

Provision for (benefit from) income taxes. The following table summarizes our provision for income taxes for the years ended December 31, 2018 and 2017:

	Successor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase / (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$(52,476)	$(35,255)	$17,221

See Note 14, to the Consolidated Financial Statements “Taxes,” for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance- Successor

Year Ended December 31, 2018 and 2017

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and non-operating income (expense) including reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows operating results of coal operations for the years ended December 31, 2018 and 2017.

	Successor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Variance
Powder River Basin
Tons sold (in thousands)	79,542	80,604	(1,062)
Coal sales per ton sold	$12.03	$12.49	$(0.46)
Cash cost per ton sold	$10.45	$10.53	$0.08
Cash margin per ton sold	$1.58	$1.96	$(0.38)
Adjusted EBITDAR (in thousands)	$126,525	$158,882	$(32,357)
Metallurgical
Tons sold (in thousands)	7,747	8,192	(445)
Coal sales per ton sold	$111.72	$90.17	$21.55
Cash cost per ton sold	$66.85	$60.76	$(6.09)
Cash margin per ton sold	$44.87	$29.41	$15.46
Adjusted EBITDAR (in thousands)	$349,524	$243,616	$105,908
Other Thermal
Tons sold (in thousands)	9,089	9,205	(116)
Coal sales per ton sold	$36.06	$34.85	$1.21
Cash cost per ton sold	$28.95	$24.20	$(4.75)
Cash margin per ton sold	$7.11	$10.65	$(3.54)
Adjusted EBITDAR (in thousands)	$68,620	$102,006	$(33,386)

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDAR for the year ended December 31, 2018, declined from the year ended December 31, 2017. Pricing in the current year was negatively impacted by the annual roll off and replacement of a portion of our term contracts at the end of the prior year. Some of these prior year contracts had been executed during stronger market environments. Increased natural gas and wind generation and above normal generator coal stockpiles pressured Powder River Basin markets throughout the current year. Volume decreased year over year reflecting the increase in electric generation from competing fuels and above normal generator stockpiles, offset to some degree by our ability to capitalize on shipping disruptions at other mines in the basin precipitated by excessive rainfall. Cash cost per ton sold declined year over year despite inflationary pressure, particularly for diesel fuel. Our efforts to “right size” our Powder River Basin operations coupled with lower sales sensitive costs, offset inflationary pressures, particularly diesel fuel.

Metallurgical — Adjusted EBITDAR for the year ended December 31, 2018, increased from the year ended December 31, 2017 due to significant pricing improvement, and pricing continues to be supported by strength in international and domestic steel markets. Throughout the current year our pricing benefited from our decision to commit less of our planned production to North American annual fixed price contracts, leaving a greater portion exposed to stronger pricing in the international coking coal markets. Our sales volume decline versus the prior year was effectively all related to the divestiture of Lone Mountain. Lone Mountain sold approximately 1.0 million tons in the prior year. Tons sold from ongoing operations increased over 0.5 million tons versus the prior year. Our cash cost per ton sold for the year ended December 31, 2018, increased versus the prior year due to increased operating tax and royalty costs, increased labor costs, and inflationary pressure on parts, supplies, and services, as well as the timing of some major repairs. Inflationary pressure on labor, goods, and services utilized in our metallurgical segment has continued to build throughout the current year as the coking coal industry in the Appalachian geographic region attempts to maximize production to take advantage of the currently strong coking coal markets. Operating taxes and royalties are impacted by the increase in coal sales per ton sold and an increase in the severance tax rate at our Beckley Mine.

Our metallurgical segment sold 6.7 million tons of coking coal and 1.1 million tons of associated thermal coal in the year ended December 31, 2018, as compared to 6.4 million tons of coking coal, 0.5 million tons of PCI coal, and 1.3 million tons of associated thermal coal in the prior year. Longwall operations accounted for approximately 71% of our shipment volume in the current year and 57% of our shipment volume in the prior year.

Other Thermal— Adjusted EBITDAR for the year ended December 31, 2018 declined from the year ended December 31, 2017. The current year was pressured by lower sales and production volume at our West Elk operation and increased costs at our West Elk and Coal-Mac operations. West Elk costs increased due to higher levels of continuous miner production as compared to the prior year, which was necessary to maintain adequate longwall development. Inflationary pressure further impacted costs, particularly materials, supplies, and diesel fuel.

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

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the period from October 2 through December 31, 2016:

Successor
October 2 through December 31, 2016

Cost of sales (exclusive of items shown separately below)	$470,319
Depreciation, depletion and amortization	32,604
Accretion on asset retirement obligations	7,634
Amortization of sales contracts, net	796
Change in fair value of coal derivatives and coal trading activities, net	396
Selling, general and administrative expenses	23,193
Other operating income, net	(5,340)
Total costs, expenses and other	$529,602

Cost of sales.  For the period from October 2 through December 31, 2016, our cost of sales consisted primarily of labor related costs (approximately 25%), repairs and supplies (approximately 33%), operating taxes and royalties (approximately 22%), and transportation costs (approximately 12%). See discussion in “Operational Performance” below for information about segment cost results.

Depreciation, depletion and amortization.  For the period from October 2 through December 31, 2016 our depreciation, depletion and amortization costs consist of depreciation of plant and equipment (approximately 63%), depletion of reserves (approximately 20%), and amortization of development costs (approximately 17%). This reflects the application of fresh start accounting. For further information on fresh start accounting, please see Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting.”

Accretion on asset retirement obligation.  For the period from October 2 through December 31, 2016 approximately 66% of the accretion on our asset retirement obligation is attributable to our large surface operations in the Powder River Basin.

Selling, general and administrative expenses.  For the period from October 2 through December 31, 2016, selling, general and administrative expenses consist primarily of compensation costs of $15.7 million, and professional services and usage and maintenance agreements of $5.1 million.

Other operating income, net. For the period from October 2 through December 31, 2016 other operating income, net consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $5.0 million and net income from equity investments of $1.7 million, partially offset by miscellaneous expenses primarily related to our land company of $1.4 million.

Non-operating expense. The following table summarizes non-operating expense for the period from October 2 through December 31, 2016:

Successor
October 2 through December 31, 2016
(In thousands)
Non-service related pension and postretirement benefit costs	$32
Reorganization income (loss), net	(759)
Total nonoperating expense	$(727)

Nonoperating expenses for the period from October 2 through December 31, 2016 are expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy and Fresh Start Accounting”.”

Provision for (benefit from) income taxes. The following table summarizes our provision for income taxes for the period from October 2 through December 31, 2016:

Successor
October 2 through December 31, 2016
(In thousands)
Provision for (benefit from) income taxes	$1,156

See Note 14, to the Consolidated Financial Statements “Taxes,” for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance- Successor

Period from October 2 through December 31, 2016

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and non-operating income (expense) including reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows operating results of coal operations for the period from October 2 through December 31, 2016.

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

Powder River Basin — Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from cost control efforts and rebounding demand driven by rising natural gas prices that increased the competitiveness of Powder River Basin coal for electric generation versus the competing fuel. Rising gas prices resulted from favorable summer heat, increased natural gas exports, both pipeline and liquefied natural gas, and flat to slightly declining natural gas production. Cost control efforts included adjusting operations to align with current market volume expectations.

Metallurgical — Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from the significant increase in international pricing for metallurgical coal. Supply shortages driven by a Chinese mandate to restrict its domestic supply, supply rationalization in North America, years of global underinvestment in the industry, and some specific international supply disruptions, particularly in Australia, resulted in a significant increase in international prompt metallurgical coal prices. Our ability to take advantage of the rapid increase in prompt international pricing was muted due to having significant volumes for the period committed and priced prior to the rapid increase. Our metallurgical segment sold 1.9 million tons of metallurgical coal and 0.5 million tons of associated thermal coal in the period from October 2 through December 31, 2016. Longwall operations accounted for approximately 55% of our shipment volume in the period. Late in the period prompt international metallurgical pricing began to retreat as loosening of Chinese supply restrictions and easing of supply disruptions began to mitigate the supply shortage.

Other Thermal— Adjusted EBITDAR for the period from October 2 through December 31, 2016 benefited from the increased natural gas pricing discussed in the Powder River Basin segment above, and increased international thermal prices. These benefits were primarily recognized at our West Elk operation where domestic opportunities increased and export opportunities became economic. Partially offsetting those positive trends were operating issues at our Viper operation’s largest customer that significantly reduced sales volume in the period.

Results of Operations - Predecessor

Period from January 1 through October 1, 2016

Revenues.  Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the period from January 1 through October 1, 2016:

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

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the period from January 1 through October 1, 2016:

Predecessor
January 1 through October 1, 2016
(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,262,174
Depreciation, depletion and amortization	191,581
Accretion on asset retirement obligations	24,321
Amortization of sales contracts, net	(728)
Change in fair value of coal derivatives and coal trading activities, net	2,856
Asset impairment and mine closure costs	129,267
Selling, general and administrative expenses	59,918
Other operating income, net	(15,257)
Total costs, expenses and other	$1,654,132

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

Selling, general and administrative expenses.  Total selling, general and administrative expenses for the period from January 1 through October 1, 2016 consist primarily of compensation costs of $39.0 million, and professional services and usage and maintenance agreements of $12.0 million.

Other operating income, net. Other operating income, net for the period from January 1 through October 1, 2016 consists primarily of miscellaneous revenues including royalties and net gains on asset sales of $18.1 million and net income from equity investments of $5.3 million, partially offset by miscellaneous expenses primarily related to our land company of $8.1 million.

Non-operating expense. The following table summarizes non-operating expense for the period from January 1 through October 1, 2016.

Predecessor
January 1 through October 1, 2016
(In thousands)
Non-service related pension and postretirement benefit costs	$(1,715)
Net loss resulting from early retirement of debt and debt restructuring	(2,213)
Reorganization income (loss), net	1,630,041
Total non-operating (expense) benefit	$1,626,113

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

Benefit from income taxes. The following table summarizes our benefit from income taxes for the period from January 1 through October 1, 2016.

Predecessor
January 1 through October 1, 2016
(In thousands)
Benefit from income taxes	$(4,626)

See Note 14, to the Consolidated Financial Statements “Taxes,” for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance - Predecessor

Our mining operations are evaluated based on Adjusted EBITDAR, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDAR is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and non-operating income (expense) including reorganization items, net. Adjusted EBITDAR may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDAR is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDAR are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDAR should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDAR may not be comparable to similarly titled measures used by other companies.

The following table shows operating results of coal operations for the Predecessor periods January 1 through October 1, 2016:

Predecessor
January 1 through October 1, 2016
Powder River Basin
Tons sold (in thousands)	54,911
Coal sales per ton sold	$13.01
Cash cost per ton sold	$10.95
Cash margin per ton sold	$2.06
Adjusted EBITDAR (in thousands)	$113,185
Metallurgical
Tons sold (in thousands)	6,692
Coal sales per ton sold	$53.15
Cash cost per ton sold	$51.40
Cash margin per ton sold	$1.75
Adjusted EBITDAR (in thousands)	$11,851
Other Thermal
Tons sold (in thousands)	5,181
Coal sales per ton sold	$36.16
Cash cost per ton sold	$30.28
Cash margin per ton sold	$5.88
Adjusted EBITDAR (in thousands)	$31,448

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

Other Thermal— Adjusted EBITDAR for the period from January 1 through October 1, 2016 was negatively impacted by demand destruction driven by historically low natural gas prices discussed in the Powder River Basin segment above, and the lack of economic export opportunities. These conditions severely restricted tons sold and coal sales per ton sold at our West Elk and Coal Mac operations.

Reconciliation of NON-GAAP measures

Non-GAAP Segment coal sales per ton sold

Non-GAAP Segment coal sales per ton sold is calculated as segment coal sales revenues divided by segment tons sold. Segment coal sales revenues are adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the consolidated income statements, but relate to price protection on the sale of coal. Segment coal sales per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment coal sales per ton sold provides useful information to investors as it better reflects our revenue for the quality of coal sold and our operating results by including all income from coal sales. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment coal sales revenues should not be considered in isolation, nor as an alternative to coal sales revenues under generally accepted accounting principles.

	Successor
Year Ended December 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$973,248	$1,036,621	$428,884	$13,034	$2,451,787
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	8,718	—	8,718
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	13,034	13,034
Transportation costs	16,388	171,126	92,438	—	279,952
Non-GAAP Segment coal sales revenues	$956,860	$865,495	$327,728	$—	$2,150,083
Tons sold	79,542	7,747	9,089
Coal sales per ton sold	$12.03	$111.72	$36.06
	Successor
Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	200	—	200
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	15,061	15,061
Transportation costs	17,437	149,212	75,491	1,022	243,162
Non-GAAP Segment coal sales revenues	$1,006,760	$738,627	$320,813	$—	$2,066,200
Tons sold	80,604	8,192	9,205
Coal sales per ton sold	$12.49	$90.17	$34.85

	Successor
October 2 through December 31, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$275,703	$200,377	$97,382	$2,226	$575,688
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	(112)	—	(112)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	2,181	2,181
Transportation costs	4,826	40,170	12,130	45	57,171
Non-GAAP Segment coal sales revenues	$270,877	$160,207	$85,364	$—	$516,448
Tons sold	21,824	2,442	2,510
Coal sales per ton sold	$12.41	$65.61	$34.01
	Predecessor
January 1 through October 1, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$726,747	$437,069	$213,052	$21,841	$1,398,709
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	448	—	448
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	19,368	19,368
Transportation costs	12,559	81,390	25,252	2,473	121,674
Non-GAAP Segment coal sales revenues	$714,188	$355,679	$187,352	$—	$1,257,219
Tons sold	54,911	6,692	5,181
Coal sales per ton sold	$13.01	$53.15	$36.16

Non-GAAP Segment cash cost per ton sold

Non-GAAP Segment cash cost per ton sold is calculated as segment cash cost of coal sales divided by segment tons sold. Segment cash cost of coal sales is adjusted for transportation costs, and may be adjusted for other items that, due to generally accepted accounting principles, are classified in “other income” on the consolidated income statements, but relate directly to the costs incurred to produce coal. Segment cash cost per ton sold is not a measure of financial performance in accordance with generally accepted accounting principles. We believe segment cash cost per ton sold better reflects our controllable costs and our operating results by including all costs incurred to produce coal. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Therefore, segment cash cost of coal sales should not be considered in isolation, nor as an alternative to cost of sales under generally accepted accounting principles.

	Successor
Year Ended December 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$851,414	$689,053	$355,544	$29,191	$1,925,202
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	4,056	—	—	—	4,056
Transportation costs	16,388	171,126	92,438	—	279,952
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	18,884	18,884
Other (operating overhead, certain actuarial, etc.)	—	—	—	10,307	10,307
Non-GAAP Segment cash cost of coal sales	830,970	517,927	263,106	—	1,612,003
Tons sold	79,542	7,747	9,089
Cash Cost Per Ton Sold	$10.45	$66.85	$28.95
	Successor
Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$863,836	$646,911	$298,229	$31,017	$1,839,993
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,645)	—	—	—	(2,645)
Transportation costs	17,437	149,212	75,491	1,022	243,162
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	28,065	28,065
Other (operating overhead, certain actuarial, etc.)	—	—	—	1,930	1,930
Non-GAAP Segment cash cost of coal sales	$849,044	$497,699	$222,738	$—	$1,569,481
Tons sold	80,604	8,192	9,205
Cash Cost Per Ton Sold	$10.53	$60.76	$24.20

	Successor
October 2 through December 31, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$220,714	$169,532	$66,811	$13,262	$470,319
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	363	—	—	—	363
Transportation costs	4,825	40,171	12,130	45	57,171
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	5,853	5,853
Fresh start coal inventory fair value adjustment	—	—	—	7,345	7,345
Other (operating overhead, certain actuarial, etc.)	—	—	—	19	19
Non-GAAP Segment cash cost of coal sales	$215,526	$129,361	$54,681	$—	$399,568
Tons sold	21,824	2,442	2,510
Cash Cost Per Ton Sold	$9.88	$52.98	$21.79
	Predecessor
January 1 through October 1, 2016	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$610,734	$425,345	$181,872	$44,223	$1,262,174
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(3,361)	—	(276)	(59)	(3,696)
Transportation costs	12,560	81,389	25,253	2,472	121,674
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	42,513	42,513
Other (operating overhead, certain actuarial, etc.)	—	—	—	(703)	(703)
Non-GAAP Segment cash cost of coal sales	$601,535	$343,956	$156,895	$—	$1,102,386
Tons sold	54,911	6,692	5,181
Cash Cost Per Ton Sold	$10.95	$51.40	$30.28

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

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Net income	$312,577	$238,450	$33,449	$1,242,081
Income tax benefit (provision)	(52,476)	(35,255)	1,156	(4,626)
Interest expense, net	13,689	24,256	10,754	133,235
Depreciation, depletion and amortization	119,563	122,464	32,604	191,581
Accretion on asset retirement obligations	27,970	30,209	7,634	24,321
Amortization of sales contracts, net	11,107	53,985	796	(728)
Asset impairment and mine closure costs	—	—	—	129,267
Gain on sale of Lone Mountain Processing, Inc.	—	(21,297)	—	—
Net loss resulting from early retirement of debt and debt restructuring	485	2,547	—	2,213
Non-service related postretirement benefit costs	3,202	1,940	(32)	1,715
Reorganization items, net	1,661	2,398	759	(1,630,041)
Fresh start coal inventory fair value adjustment	—	—	7,345	—
Adjusted EBITDAR	437,778	419,697	94,465	89,018
EBITDAR from idled or otherwise disposed operations	2,492	3,253	1,596	10,155
Selling, general and administrative expenses	100,300	87,952	23,193	59,919
Other	4,099	(6,398)	(1,511)	(2,608)
Segment Adjusted EBITDAR from coal operations	$544,669	$504,504	$117,743	$156,484

Other includes primarily income from our equity investments, certain changes in the fair value of coal derivatives and coal trading activities, certain changes in fair value of heating oil derivatives we use to manage our exposure to diesel fuel pricing, net EBITDAR provided by our land company, and certain miscellaneous revenue.

Other for the year ended December 31, 2018, reduced EBITDAR approximately $4.1 million versus providing approximately $6.4 million in EBITDAR in year ended December 31, 2017. The decline in EBITDAR was primarily related to unfavorable change in value of heating oil derivatives of approximately $6.1 million, unfavorable change in value of coal derivatives of approximately $2.2 million, and reduced income from equity investments of approximately $2.0 million.

For the Successor period from October 2 through December 31, 2016, other consists primarily of net income from equity investments of $1.7 million.

For the Predecessor period from January 1 through October 1, 2016, other consists primarily of net income from equity investments of $5.3 million and favorable change in value of heating oil derivatives of approximately $4.5 million partially offset by a net reduction in EBITDAR from our land company of approximately $5.5 million and unfavorable change in the value of coal derivatives of approximately $3.3 million.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017 our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. On July 26, 2018, our Board of Directors authorized an additional $250 million for our share repurchase program, bringing the total authorization to $750 million. During the year ended December 31, 2018, we repurchased 3,238,615 shares of our stock for approximately $281.8 million, bringing total repurchases to 7,215,830 shares for approximately $583.9 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. On February 13, 2018 we announced an increase in the quarterly dividend to $0.40 per share. During the year ended December 31, 2018, we paid four quarterly cash dividends of $0.40 per share, totaling approximately $31.3 million. On February 14, 2019 we announced an increase in the quarterly dividend to $0.45 per share. The next dividend is scheduled to be paid on March 15, 2019 to stockholders of record at the close of business on March 5, 2019.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. Our dividend policy and share repurchase program will be implemented in a manner that will result in maintaining healthy liquidity levels. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

On March 7, 2017, we entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (in such capacities, the “Agent”), and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. Proceeds from the Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016.

During the second quarter of 2017, we entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loan Debt Facility. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps are recorded on our Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is currently the spread on the LIBOR term loan as amended. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and reclassified into earnings in the periods which the hedged forecasted transaction affects earnings. For further information regarding the interest rate swaps see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On September 25, 2017, we entered into the First Amendment (the “Amendment”) to the Term Loan Debt Facility. The Amendment reduced the interest rate on the term loan facility to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%.

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment further reduced the interest rate on the term loan facility to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the New Term Loan Debt Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we extended and amended our existing trade accounts receivable securitization facility, the “Securitization Facility”, which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility decreases the borrowing capacity from $200 million to $160 million and extends the maturity date to three years after the Securitization Facility Closing Date. We also agreed to a revised schedule of fees payable to the administrator and the providers of the Securitization Facility.

On August 27, 2018, we extended and amended our trade accounts receivable securitization facility. The amendment to the Securitization Facility maintains the $160 million borrowing capacity and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided us the opportunity to utilize credit insurance to increase the pool of eligible receivables. For further information regarding the Securitization Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017, we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of our Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

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

On November 19, 2018, we amended and extended the Inventory Facility by $10 million bringing the total aggregate principal amount available to $50 million subject to borrowing base calculations described above. For further information regarding the Inventory Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On December 31, 2018 we had total liquidity of approximately $498 million including $428 million in unrestricted cash and equivalents, and short term investments in debt securities, and approximately $65 million of availability under our Securitization Facility and Inventory Facility, with the remainder provided by funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Cash provided by (used in):
Operating activities	$417,963	$396,474	$84,192	$(228,218)
Investing activities	(103,952)	(130,638)	7,472	(845)
Financing activities	(322,676)	(368,656)	2,709	(37,210)

Cash Flow - Successor

Cash provided by operating activities in the year ended December 31, 2018 increased versus the year ended December 31, 2017 primarily due to the improved operating earnings as discussed above, along with a federal income tax refund of $24.3 million. Offsetting that partially were additional working capital requirements of approximately $40 million.

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

Cash used in investing activities in the year ended December 31, 2018 declined versus the year ended December 31, 2017 primarily due to the net purchase of short-term investments of approximately $69 million in the prior year versus $7 million in the current year, partially offset by an increase in capital expenditures in the current year of approximately $36 million which included initial Leer South development expenditures, and reduced proceeds from disposals and divestitures in the current year of approximately $12 million. Capital expenditures in 2017 were at minimal levels.

Cash provided by investing activities in the Successor period October 2 through December 31, 2016 resulted from the sale of short term investments. This benefit was partially offset by capital expenditures at minimal levels.

Cash used in financing activities in the year ended December 31, 2018 declined versus the year ended December 31, 2017 primarily due to reduced purchases of treasury stock in the current year, higher net payments on outstanding debt in the prior year, and higher prior year financing costs associated with our Term Loan Debt Facility, Securitization Facility, and Inventory Facility discussed above. For further information regarding our debt facilities see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

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

Cash used by investing activities in the Predecessor period January 1 through October 1, 2016 resulted from capital expenditures that were effectively managed to minimal levels, but did include the final of five annual $60 million lease by application bonus bid payments for reserves acquired in the Powder River Basin. These expenditures were largely offset by net proceeds from sale of short term investments.

Cash used in financing activities in the Predecessor period January 1 through October 1, 2016 resulted from financing costs associated with the previous term loan facility and securitization facility, insurance premium financing payments, and expenses related to pre-filing debt restructuring costs.

Contractual Obligations

	Payments Due by Period
	2019	2020-2021	2022-2023	after 2023	Total
	(Dollars in thousands)
Long-term debt, including related interest	$34,596	$50,421	$35,295	$283,087	$403,399
Operating leases	3,681	4,245	4,068	6,248	18,242
Coal lease rights	3,669	16,391	15,835	84,913	120,808
Coal purchase obligations	5,135	—	—	—	5,135
Unconditional purchase obligations	64,907	—	—	—	64,907
Total contractual obligations	$111,988	$71,057	$55,198	$374,248	$612,491

The related interest on long-term debt was calculated using rates in effect at December 31, 2018 for the remaining term of outstanding borrowings.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $243.4 million including amounts classified as a current liability for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies” below, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. Please see the notes to our Consolidated Financial Statements for more information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. Please see the section entitled “Critical Accounting Policies” below for more information about these assumptions. We expect to make contributions of $0.4 million to our pension plans in 2019, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21) enacted July 6, 2012. MAP-21 does not reduce our obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.

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
We use a combination of surety bonds, letters of credit and cash to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2018:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total
	(Dollars in thousands)
Surety bonds	$536,168	$30,382	$21,084	$4,240	$591,874
Letters of credit	—	—	95,570	1,354	96,924
Cash on deposit with others	593	—	5,000	—	5,593

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
Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2018, our balance sheet reflected asset retirement obligation liabilities of $243.4 million, including amounts classified as a current liability. As of December 31, 2018, we estimate the aggregate undiscounted cost of final mine closures to be approximately $519.4 million.
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

•
The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 35% equity and 65% fixed income securities. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumptions are less than the plan’s actual life-to-date returns. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2018 would have been an increase in expense of approximately $1.2 million.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. The determination of the discount rate was updated from our actuary’s proprietary Yield Curve model, under which the expected benefit payments of the plan are matched against a series of spot rates from a market basket of high quality fixed income securities. The impact of lowering the discount rate 0.5% for 2018 would have been a decrease in expense of approximately $0.9 million.

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
Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. A change of 0.5% in these assumptions would not have had a significant impact on the benefit costs in 2018.
Income Taxes
We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. We initially recognize the effects of a tax position when it is more than 50 percent likely, based on the technical merits, that that position will be sustained upon examination, including resolution of the related appeals or litigation processes, if any. Our determination of whether or not a tax position has met the recognition threshold considers the facts, circumstances, and information available at the reporting date.
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
A valuation allowance is difficult to avoid when a company is in a cumulative loss position. A cumulative loss position is defined as a cumulative pre-tax loss for the current and the two preceding years. Because of the 2016 bankruptcy, we are still in a cumulative loss position. As a cumulative loss constitutes significant negative evidence with regards to future taxable income, we have relied solely on the expected reversal of taxable temporary differences to support the future realization of our deferred tax assets. We perform a detailed scheduling process of our net taxable temporary differences.

As of December 31, 2018, we had a valuation allowance against our deferred tax assets of $530.6 million. If actual outcomes differ from our expectations, we may adjust our valuation allowance through income tax expense in the period such determination is made.
During 2018, the IRS completed an audit of AMT NOL carryback claims the Company filed in prior periods. In addition, the Company filed an amended 2016 tax return which changed the amount of available tax attributes and the mix used to offset its bankruptcy cancellation of indebtedness income as of January 1, 2017. As a result, the Company increased available alternative minimum tax (“AMT”) credits, which are allowed to be refunded under the Tax Cuts and Jobs Act of 2017 (“The Act”) and reduced other tax attributes as of that date. In total, these changes resulted in a recorded benefit from income taxes of $48.8 million, which was net of a $26.6 million uncertain tax position charge.
On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. The Company provided its best estimate of the impact of the Act at December 31, 2017 and during 2018 completed its analysis as provided by SAB 118. The Company has not recorded any adjustments related to the Act during 2018 that would materially change the amounts recorded at December 31, 2017.

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

Our commitments for 2019 are as follows:

	2019
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	0.7	$119.45
Committed, North America Unpriced Coking	1.0
Committed, Seaborne Priced Coking	0.2	$115.37
Committed, Seaborne Unpriced Coking	3.9

Committed, Priced Thermal	0.8	$32.64
Committed, Unpriced Thermal	—

Powder River Basin
Committed, Priced	56.6	$12.13
Committed, Unpriced	1.8

Other Thermal
Committed, Priced	6.5	$40.53
Committed, Unpriced	1.2

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2018. The estimated future realization of the value of the trading portfolio is $0.2 million of losses in 2019.

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

During the year ended December 31, 2018, VaR for our coal trading positions that are recorded at fair value through earnings ranged from $0.1 million to $0.3 million. The linear mean of each daily VaR was $0.1 million. The final VaR at December 31, 2018 was under $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the year ended December 31, 2018 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.5 million to $2.6 million. The linear mean of each daily VaR was $1.6 million. The final VaR at December 31, 2018 was $0.8 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 40 to 46 million gallons of diesel fuel for use in our operations during 2019. We may enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2018, we had purchased heating oil call options for approximately 26 million gallons for the purpose of protecting against substantial increases in price relating to 2019 diesel purchases. These positions reduce our risk of cash flow fluctuations related to these fuel purchases but the positions are not accounted for as hedges. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives. We also at times have purchased heating oil call options to manage the price risk associated with fuel surcharges on barge and rail shipments, which cover increases in diesel fuel prices. At December 31, 2018, we had no positions outstanding for this purpose.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2018, of our $325.2 million principal amount of debt outstanding, approximately $294.8 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at December 31, 2018, because we have fixed the majority of the LIBOR portion of the interest rate on our term loan using interest rate swaps. See Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements for additional information on the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the opinion of independent registered public accounting firm and management’s report on internal control over financial reporting included within the Financial Statement section of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the disclosures contained in Part I of this report under the caption “Executive Officers of the Registrant”, the information required under this item is incorporated herein by reference to “Director Qualifications, Diversity and Biographies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct,” “Nomination Process for Election of Directors” and “Board Meetings and Committees” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required under this item is incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this item is incorporated herein by reference to “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this item is incorporated herein by reference to ‘Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item is incorporated herein by reference to “Fees Paid to Auditors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
Reference is made to the index set forth on page F-1 of this report.
Financial Statement Schedules
The following financial statement schedule of Arch Coal, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F- 57
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

10.5
First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, it its capacities as administrative agent and as collateral agent.

10.6
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

10.8
Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.7 of Arch Coal’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.9
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

10.11
Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Coal, Inc. and certain subsidiaries of the Arch Coal, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Coal’s Current Report on Form 8-K filed on May 2, 2017).

84

10.12
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

10.14
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

10.16
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.17
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.18
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

10.23
Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.24
Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25*
Form of Employment Agreement for Executive Officers of Arch Coal, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.26*	Arch Coal, Inc. Incentive Compensation Plan For Executive Officers (incorporated herein by reference to Appendix B to the proxy statement on Schedule 14A filed by Arch Coal on March 22, 2010).
10.27*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.28	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.29*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.30*	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.31*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.32*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
10.33*	Form of Performance Unit Contract (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).

10.34	Form of Director Indemnity Agreement (incorporated herein by reference to Exhibit 10.40 to Arch Coal’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.35
Stock Repurchase Agreement dated September 13, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on September 19, 2017).

10.36
Stock Repurchase Agreement dated December 8, 2017, among Arch Coal, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP and Monarch Debt Recovery Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2017).

10.37*	Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company.
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101	Interactive Data File (Form 10-K for the year ended December 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is ''unaudited" and "unreviewed."

* Denotes a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
/s/ John W. Eaves
John W. Eaves Chief Executive Officer, Director
February 14, 2019

Signatures	Capacity	Date
/s/ John W. Eaves
John W. Eaves	Chief Executive Officer, Director (Principal Executive Officer)	February 14, 2019

/s/ John T. Drexler
John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2019

/s/ John W. Lorson
John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2019

*
James N. Chapman	Chairman	February 14, 2019

*
Patrick J. Bartels, Jr.	Director	February 14, 2019

*
Sherman K. Edmiston III	Director	February 14, 2019

*
Patrick A. Kriegshauser	Director	February 14, 2019

*
Richard A. Navarre	Director	February 14, 2019

*
Scott D. Vogel	Director	February 14, 2019

*By	/s/ Robert G. Jones
Robert G. Jones, Attorney-in-Fact

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F- 1

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017 (Successor), the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2018 (Successor), the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), and the period from January 1, 2016 through October 1, 2016 (Predecessor) and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2018 (Successor), the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), and the period from January 1, 2016 through October 1, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019, expressed an unqualified opinion thereon.

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
February 14, 2019

F- 2

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arch Coal, Inc. and subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arch Coal, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 (Successor), the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2018 (Successor), the year ended December 31, 2017 (Successor), the period from October 2, 2016 through December 31, 2016 (Successor), and the period from January 1, 2016 through October 1, 2016 (Predecessor) and the related notes  and financial statement schedule listed in the Index at Item 15, and our report dated, February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company’s internal control over financial reporting as of December 31, 2018.

F- 4

Arch Coal, Inc. and Subsidiaries Consolidated Income Statements (in thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016

Revenues	$2,451,787	$2,324,623	$575,688	$1,398,709
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	1,925,202	1,839,993	470,319	1,262,174
Depreciation, depletion and amortization	119,563	122,464	32,604	191,581
Accretion on asset retirement obligations	27,970	30,209	7,634	24,321
Amortization of sales contracts, net	11,107	53,985	796	(728)
Change in fair value of coal derivatives and coal trading activities, net	9,118	7,222	396	2,856
Asset impairment and mine closure costs	—	—	—	129,267
Selling, general and administrative expenses	100,300	87,952	23,193	59,918
Gain on sale of Lone Mountain Processing, Inc.	—	(21,297)	—	—
Other operating income, net	(20,611)	(30,241)	(5,340)	(15,257)
	2,172,649	2,090,287	529,602	1,654,132
Income (loss) from operations	279,138	234,336	46,086	(255,423)

Interest expense, net
Interest expense	(20,471)	(26,905)	(11,241)	(135,888)
Interest and investment income	6,782	2,649	487	2,653
	(13,689)	(24,256)	(10,754)	(133,235)

Income (loss) before nonoperating expenses	265,449	210,080	35,332	(388,658)

Nonoperating income (expense)
Non-service related pension and postretirement benefit costs	(3,202)	(1,940)	32	(1,715)
Net loss resulting from early retirement of debt and debt restructuring	(485)	(2,547)	—	(2,213)
Reorganization income (loss), net	(1,661)	(2,398)	(759)	1,630,041
	(5,348)	(6,885)	(727)	1,626,113

Income before income taxes	260,101	203,195	34,605	1,237,455
Provision for (benefit from) income taxes	(52,476)	(35,255)	1,156	(4,626)
Net income	$312,577	$238,450	$33,449	$1,242,081

Earnings per common share
Basic earnings per common share	$15.90	$10.05	$1.34	$58.33

Diluted earnings per common share	$15.15	$9.84	$1.31	$58.28

Weighted average shares outstanding
Basic weighted average shares outstanding	19,663	23,725	25,002	21,293

Diluted weighted average shares outstanding	20,629	24,240	25,469	21,313

The accompanying notes are an integral part of the consolidated financial statements.

F- 5

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016

Net income	$312,577	$238,450	$33,449	$1,242,081

Derivative instruments
Comprehensive income (loss) before tax	2,681	647	—	(532)
Income tax benefit (provision)	—	—	—	80
	2,681	647	—	(452)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	20,591	(4,347)	24,067	(1,848)
Income tax benefit (provision)	—	—	—	483
	20,591	(4,347)	24,067	(1,365)
Available-for-sale securities
Comprehensive income (loss) before tax	(343)	(387)	387	2,968
Income tax benefit (provision)	—	—	—	(1,042)
	(343)	(387)	387	1,926

Total other comprehensive income (loss)	22,929	(4,087)	24,454	109
Total comprehensive income	$335,506	$234,363	$57,903	$1,242,190

The accompanying notes are an integral part of the consolidated financial statements.

F- 6

Arch Coal, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$264,937	$273,387
Short-term investments	162,797	155,846
Trade accounts receivable	200,904	172,604
Other receivables	48,926	29,771
Inventories	125,470	128,960
Other current assets	75,749	70,426
Total current assets	878,783	830,994

Property, plant and equipment
Coal lands and mineral rights	396,125	390,920
Plant and equipment	510,683	445,407
Deferred mine development	194,363	267,063
	1,101,171	1,103,390
Less accumulated depreciation, depletion and amortization	(266,343)	(147,442)
Property, plant and equipment, net	834,828	955,948
Other assets
Prepaid royalties	600	4,280
Deferred income taxes	170	22,520
Equity investments	104,676	106,107
Other noncurrent assets	68,003	59,783
Total other assets	173,449	192,690
Total assets	$1,887,060	$1,979,632
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$128,024	$134,137
Accrued expenses and other current liabilities	183,514	184,161
Current maturities of debt	17,797	15,783
Total current liabilities	329,335	334,081
Long-term debt	300,186	310,134
Asset retirement obligations	230,304	308,855
Accrued pension benefits	16,147	14,036
Accrued postretirement benefits other than pension	83,163	102,369
Accrued workers’ compensation	174,303	184,835
Other noncurrent liabilities	48,801	59,457
Total liabilities	1,182,239	1,313,767
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at December 31, 2018 and 2017, respectively	250	250
Paid-in capital	717,492	700,125
Treasury stock, 7,216 and 3,977 shares at December 31, 2018 and 2017, respectively, at cost	(583,883)	(302,109)
Retained earnings	527,666	247,232
Accumulated other comprehensive income	43,296	20,367
Total stockholders’ equity	704,821	665,865
Total liabilities and stockholders’ equity	$1,887,060	$1,979,632

The accompanying notes are an integral part of the consolidated financial statements.

F- 7

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016

Operating activities
Net income	$312,577	$238,450	$33,449	$1,242,081
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	119,563	122,464	32,604	191,581
Accretion on asset retirement obligations	27,970	30,209	7,634	24,321
Amortization of sales contracts, net	11,107	53,985	796	(728)
Prepaid royalties expensed	134	2,905	2,587	4,791
Deferred income taxes	18,701	(21,965)	3	(419)
Employee stock-based compensation expense	17,519	10,437	1,032	2,096
Gains on disposals and divestitures	(625)	(24,327)	(485)	(6,628)
Asset impairment and noncash mine closure costs	—	—	—	119,194
Amortization relating to financing activities	4,179	3,736	467	12,800
Net loss resulting from early retirement of debt and debt restructuring	485	2,547	—	2,213
Non-cash bankruptcy reorganization items	—	—	—	(1,775,910)
Changes in:
Receivables	(22,903)	8,370	(22,196)	(42,786)
Inventories	3,490	(19,626)	24,870	34,440
Coal derivative assets and liabilities	7,716	6,040	1,662	5,678
Accounts payable, accrued expenses and other current liabilities	(14,208)	17,173	34,129	15,316
Asset retirement obligations	(9,743)	(20,584)	(4,535)	(12,041)
Pension, postretirement and other postemployment benefits	(4,703)	(15,253)	(5,625)	(15,692)
Other	(53,296)	1,913	(22,200)	(28,525)
Cash provided by (used in) operating activities	417,963	396,474	84,192	(228,218)
Investing activities
Capital expenditures	(95,272)	(59,205)	(15,214)	(82,434)
Minimum royalty payments	(584)	(5,296)	(63)	(305)
Proceeds from (consideration paid for) disposals and divestiture	1,083	12,920	572	(2,921)
Purchases of short term investments	(143,328)	(258,948)	—	(98,750)
Proceeds from sales of short term investments	136,630	190,064	23,000	185,859
Proceeds from sale of investments in equity investments and securities	—	—	—	1,147
Investments in and advances to affiliates, net	(2,481)	(10,173)	(823)	(3,441)
Cash provided by (used in) investing activities	(103,952)	(130,638)	7,472	(845)
Financing activities
Proceeds from issuance of term loan due 2024	—	298,500	—	—
Payments to extinguish term loan due 2021	—	(325,684)	—	—
Payments on term loan	(3,000)	(2,250)	(816)	—
Net receipts (payments) on other debt	(6,077)	(694)	3,374	(11,986)
Debt financing costs	(1,257)	(10,149)	—	(23,011)
Dividends paid	(31,269)	(24,369)	—	—
Purchases of treasury stock	(280,871)	(301,512)	—	—
Expenses related to debt restructuring	(50)	(2,360)	—	(2,213)
Other	(152)	(138)	151	—
Cash provided by (used in) financing activities	(322,676)	(368,656)	2,709	(37,210)
Increase (decrease) in cash and cash equivalents, including restricted cash	(8,665)	(102,820)	94,373	(266,273)
Cash and cash equivalents, including restricted cash, beginning of period	273,602	376,422	282,049	548,322
Cash and cash equivalents, including restricted cash, end of period	$264,937	$273,602	$376,422	$282,049
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$17,493	$34,691	$39,620	$79,979
Cash refunded during the period for income taxes, net	$24,330	$7,958	$287	$49
The accompanying notes are an integral part of the consolidated financial statements.

F- 8

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Years Ended December 31, 2018

			Treasury	Retained Earnings	Accumulated Other
	Common	Paid-In	Stock, at	(Accumulated	Comprehensive
	Stock	Capital	Cost	Deficit)	Income (Loss)	Total
	(In thousands, except per share data)
Predecessor Company
BALANCE AT JANUARY 1, 2016	$2,145	$3,054,211	$(53,863)	$(4,244,967)	$(1,815)	$(1,244,289)
Total comprehensive income	—	—	—	1,242,081	109	1,242,190
Employee stock-based compensation expense	—	2,099	—	—	—	2,099
Elimination of predecessor equity	(2,145)	(3,056,310)	53,863	3,002,886	1,706	—
BALANCE AT OCTOBER 1, 2016	$—	$—	$—	$—	$—	$—
Successor Company
Issuance of successor equity	250	687,233	—	—	—	687,483
Employee stock-based compensation	—	1,032	—	—	—	1,032
Warrants exercised	—	159	—	—	—	159
Total comprehensive income	—	—	—	33,449	24,454	57,903
BALANCE AT DECEMBER 31, 2016	$250	$688,424	$—	$33,449	$24,454	$746,577
Dividends on common shares	—	—	—	(24,667)	—	(24,667)
Employee stock-based compensation	—	10,437	—	—	—	10,437
Issuance of 17,233 shares of common stock under long-term incentive plan	—	1,244	—	—	—	1,244
Warrants exercised	—	20	—	—	—	20
Purchase of 3,977,215 shares of common stock under share repurchase program	—	—	(302,109)	—	—	(302,109)
Total comprehensive income (loss)	—	—	—	238,450	(4,087)	234,363
BALANCE AT DECEMBER 31, 2017	$250	$700,125	$(302,109)	$247,232	$20,367	$665,865
Dividends on common shares	—	—	—	(32,143)	—	(32,143)
Employee stock-based compensation	—	17,519	—	—	—	17,519
Purchase of 3,238,615 shares of common stock under share repurchase program	—	—	(281,774)	—	—	(281,774)
Retirement of 1,968 shares for payment of employee taxes upon vesting	—	(161)	—	—	—	(161)
Warrants exercised	—	9	—	—	—	9
Total comprehensive income	—	—	—	312,577	22,929	335,506

BALANCE AT DECEMBER 31, 2018	$250	$717,492	$(583,883)	$527,666	$43,296	$704,821

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

For periods subsequent to filing the Bankruptcy Petitions, the Company applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the Consolidated Income Statements. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process were classified on the balance sheet as liabilities subject to compromise.

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
Investments and Membership Interests in Joint Ventures
Investments and membership interests in joint ventures are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control, over the entity. The Company’s share of the entity’s income or loss is reflected in “Other operating income, net” in the Consolidated Income Statements. Information about investment activity is provided in Note 9 to the Consolidated Financial Statements, “Equity Method Investments and Membership Interests in Joint Ventures.”
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

F- 11

Property, Plant and Equipment
Plant and Equipment
Plant and equipment were recorded at fair value at emergence during fresh start accounting; subsequent purchases of property, plant and equipment have been recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. The Company capitalized an immaterial amount of interest costs during years ended December 31, 2018 and 2017, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.
Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 1 to 18 years. The useful lives of buildings and leasehold improvements generally range from 1 to 20 years.
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
The net book value of the Company’s coal interests was $338.1 million and $361.2 million at December 31, 2018 and 2017, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.
The Company currently does not have any future lease bonus payments.
Depreciation, depletion and amortization
The depreciation, depletion and amortization related to long-lived assets is reflected in the income statement as a separate line item. No depreciation, depletion or amortization is included in any other operating cost categories.
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
Deferred Financing Costs
The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility with no balance outstanding are shown as an asset. The unamortized balance of deferred financing costs shown as an asset was $4.7 million at December 31, 2018, with $2.2 million classified as current; the unamortized balance of deferred financing costs shown as an asset at December 31, 2017 was $5.7 million with $2.6 million classified as current. The current amounts are classified within “Other current assets” and the noncurrent amounts are classified within

F- 12

“Other noncurrent assets.” For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 13 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”
Revenue Recognition
Revenues include sales to customers of coal produced at Company operations and coal purchased from third parties. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues.
Other Operating Income, net
Other operating income, net in the accompanying Consolidated Income Statements reflects income and expense from sources other than physical coal sales, including: bookouts, or the practice of offsetting purchase and sale contracts for shipping convenience purposes; contract settlements; liquidated damage charges related to unused terminal and port capacity; royalties earned from properties leased to third parties; income from equity investments (Note 9, “Equity Method Investments and Membership Interests in Joint Ventures”); non-material gains and losses from divestitures and dispositions of assets; and realized gains and losses on derivatives that do not qualify for hedge accounting and are not held for trading purposes (Note 11, “Derivatives”); and land management expenses.
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
Derivative Instruments
The Company generally utilizes derivative instruments to manage exposures to commodity prices and interest rate risk on long-term debt. Additionally, the Company may hold certain coal derivative instruments for trading purposes. Derivative financial instruments are recognized on the balance sheet at fair value. Certain coal contracts may meet the definition of a derivative instrument, but because they provide for the physical purchase or sale of coal in quantities expected to be used or sold by the Company over a reasonable period in the normal course of business, they are not recognized on the balance sheet.
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

F- 14

Recently Adopted Accounting Guidance
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The Company’s primary source of revenue is from the sale of coal through both short-term and long-term contracts with utilities, industrial customers and steel producers whereby revenue is currently recognized when risk of loss has passed to the customer. During the fourth quarter of 2017, the Company finalized its assessment related to the new standard by analyzing certain contracts representative of the majority of the Company’s coal sales and determined that the timing of revenue recognition related to the Company’s coal sales will remain consistent between the new standard and the previous standard. The Company also reviewed other sources of revenue, and concluded the current basis of accounting for these items is in accordance with the new standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings. The Company also reviewed the disclosure requirements under the new standard and has compiled information needed for the expanded disclosures which are included within Note 24, “Revenue Recognition” in the Condensed Consolidated Financial Statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The ASU applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Consolidated Statements of Cash Flow. As a result, net cash used in investing activities for the periods presented below was adjusted to exclude the change in restricted cash as follows:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Cash provided by (used in) investing activities previously reported	$(59,802)	$17,984	$15,134
Less: Withdrawals of restricted cash	70,836	10,512	15,979

Cash provided by (used in) investing activities	$(130,638)	$7,472	$(845)

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in Nonoperating expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods therein. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Consolidated Income Statements. The retrospective application resulted in the following changes detailed in the table below:

F- 15

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Cost of sales previously reported	$1,843,093	$470,644	$1,264,464
Reclassification	(3,100)	(325)	(2,290)

Cost of sales	$1,839,993	$470,319	$1,262,174

Selling, general and administrative expenses previously reported	$86,821	$22,836	$59,343
Reclassification	1,131	357	575

Selling, general and administrative expenses	$87,952	$23,193	$59,918

Other operating income, net previously reported	$(30,270)	$(5,340)	$(15,257)
Reclassification	29	—	—

Other operating income, net	$(30,241)	$(5,340)	$(15,257)

Recent Accounting Guidance Issued Not Yet Effective

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, “Leases” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The ASU was subsequently amended by ASU 2018-01, “Land Easements Practical Expedient for Transition to Topic 842;” ASU 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the term of the lease, on a generally straight line basis. Leases of mineral reserves and related land lease have been exempted from the standard. The Company will elect the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company will make an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its current policy for accounting for land easements as executory contracts. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities ranging between $15 million to $20 million not currently recorded on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted. The Company anticipates adopting the standard in the first quarter of 2020, although it does not expect a significant impact to the Company’s financial results.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company anticipates adopting the standard in the first quarter of 2019, although it does not expect a significant impact to the Company’s financial results.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 provides an option to

F- 16

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosures for fair value measurements by requiring public entities to disclose certain new information while modifying some existing disclosure requirements. The FASB issued this ASU as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted. The Company is currently in the process of analyzing the standard, but does not expect a significant impact to the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and postretirement benefit plants. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new ones that the FASB considers pertinent. The FASB issued this ASU as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, and interim periods therein with early adoption permitted. The Company is currently in the process of analyzing the standard, but does not expect a significant impact to the Company’s financial statements.

F- 17

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

For periods subsequent to filing the Bankruptcy Petitions, the Company applied the FASB Accounting Standards Codification (“ASC”) 852, “Reorganizations”, in preparing its consolidated financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item on the Consolidated Income Statements. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process were classified on the balance sheet as liabilities subject to compromise.

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

Reorganization Items, Net

In accordance with ASC 852, the income statement shall portray the results of operations of the reporting entity while it is in Chapter 11. Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from reorganization and restructuring of the business shall be reported separately as reorganization items.

The Company’s reorganization items, net for the respective periods are as follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Gain on settlement of claims	$—	$—	$—	$4,142,104
Fresh start adjustments, net	—	—	—	(2,466,010)
Professional fees	(1,661)	(2,398)	(759)	(46,053)

	$(1,661)	$(2,398)	$(759)	$1,630,041

F- 18

Professional fees directly related to the reorganization include fees associated with advisors to the Company, certain secured creditors and the Creditors’ Committee. During the Successor period ended December 31, 2018, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

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

F- 19

4. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (loss):

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (Loss)
	(In thousands)
January 1, 2017	$—	$24,067	$387	$24,454
Unrealized gains (losses)	497	(3,589)	—	(3,092)
Amounts reclassified from accumulated other comprehensive income (loss)	150	(758)	(387)	(995)
December 31, 2017	$647	$19,720	$—	$20,367
Unrealized gains (losses)	(4,359)	22,923	(319)	18,245
Amounts reclassified from accumulated other comprehensive income (loss)	7,040	(2,332)	(24)	4,684
December 31, 2018	$3,328	$40,311	$(343)	$43,296

The following amounts were reclassified out of accumulated other comprehensive income during the respective periods:

Details about accumulated other comprehensive income components	Year Ended December 31, 2018	Year Ended December 31, 2017	Line Item in the Consolidated Income Statements
(in thousands)
Derivative instruments
Coal hedges	$(8,206)	$—	Revenues
Interest rate hedges	1,166	(150)	Interest expense
	—	—	Provision for (benefit from) income taxes
	$(7,040)	$(150)	Net of tax

Pension, postretirement and other post-employment benefits
Curtailments	$—	$(773)
Settlement gains	2,332	1,531
	$2,332	$758	Total before tax
	—	—	Provision for (benefit from) income taxes
	$2,332	$758	Net of tax

Available-for-sale securities [2]	$24	$387	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$24	$387	Net of tax
[1] Production-related benefits and workers’ compensation costs are included in costs to produce coal.
[2] The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

F- 20

5. Divestitures

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment, and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC. The Company received $8.3 million of proceeds offset by $1.4 million in disbursements related to landholder consent fees and professional fees; and recorded a gain of $21.3 million which is reflected as a separate line, “Gain on sale of Lone Mountain Processing, Inc.,” within the Consolidated Income Statements. The gain included a $4.7 million curtailment gain related to black lung liabilities accrued for active employees at these operations.
6. Impairment Charges and Mine Closure Costs

During the period January 1 through October 1, 2016, the Company recorded the following to “Asset impairment and mine closure costs” in the Consolidated Income Statements: $74.1 million recorded in the first quarter related to the impairment of coal reserves and surface land in Kentucky that are being leased to a mining company that idled its mining operations; $3.4 million recorded in the first quarter related to the impairment on the portion of an advance royalty balance on a reserve base mined at the Company’s Mountain Laurel operation that will not be recouped; $2.9 million recorded in the first quarter related to an other-than-temporary-impairment charge on an available-for-sale security; a $38.0 million impairment recorded in the second quarter related to the Company’s equity investment in a brownfield bulk commodity terminal on the Columbia River in Longview, Washington as the Company relinquished its ownership rights in exchange for future throughput rights; $7.2 million of severance expense related to headcount reductions during the first half of the year; a $3.6 million curtailment charge related to the Company’s pension, postretirement health and black lung actuarial liabilities due to headcount reductions in the first half of the year.

7. Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017
(In thousands)
Coal	$40,982	$54,692
Repair parts and supplies	84,488	74,268
	$125,470	$128,960

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.6 million at December 31, 2018 and $0.3 million at December 31, 2017.

F- 21

8. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	December 31, 2018
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$100,003	$11	$(126)	$99,888	$99,888	$—
Corporate notes and bonds	63,137	4	(232)	62,909	62,909	—
Total Investments	$163,140	$15	$(358)	$162,797	$162,797	$—

	December 31, 2017
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,151	$22	$(73)	$64,100	$64,100	$—
Corporate notes and bonds	92,038	—	(292)	91,746	91,746	—
Total Investments	$156,189	$22	$(365)	$155,846	$155,846	$—

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $115.2 million and $132.0 million at December 31, 2018 and 2017, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $32.4 million and $0.0 million at December 31, 2018 and 2017, respectively.

The debt securities outstanding at December 31, 2018 have maturity dates ranging from the first quarter of 2019 through the second quarter of 2020. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

F- 22

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
Below are the equity method investments reflected in the consolidated balance sheets:

(In thousands)	Knight Hawk	DTA	Millennium	Other	Total
Predecessor Company
January 1, 2016	$151,592	$13,239	$37,589	$(543)	$201,877
Advances to (distributions from) affiliates, net	(8,374)	1,474	1,966	—	(4,934)
Equity in comprehensive income (loss)	9,033	(2,095)	(1,530)	(94)	5,314
Impairment of equity investment	—	—	(38,025)	—	(38,025)
Fresh start accounting adjustment	(58,251)	(4,018)	—	662	(61,607)
October 1, 2016	$94,000	$8,600	$—	$25	$102,625
Successor Company
Advances to (distributions from) affiliates, net	(9,076)	822	—	—	(8,254)
Equity in comprehensive income (loss)	2,569	(841)	—	—	1,728
December 31, 2016	$87,493	$8,581	$—	$25	$96,099
Investments in affiliates	—	7,158	—	—	7,158
Advances to (distributions from) affiliates, net	(8,736)	3,014	—	—	(5,722)
Equity in comprehensive income (loss)	11,409	(2,812)	—	(25)	8,572
December 31, 2017	$90,166	$15,941	$—	$—	$106,107
Advances to (distributions from) affiliates, net	(10,534)	2,481	—	—	(8,053)
Equity in comprehensive income (loss)	10,389	(3,767)	—	—	6,622

December 31, 2018	$90,021	$14,655	$—	$—	$104,676

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

F- 23

10. Sales Contracts

The sales contracts reflected in the consolidated balance sheets are as follows:

	December 31, 2018			December 31, 2017
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(96,812)	(30,924)		(84,760)	(29,979)
Total	$384	$818	$(434)	$12,436	$1,763	$10,673
Balance Sheet classification:
Other current	$384	$570		$12,432	$934
Other noncurrent	$—	$248		$4	$829
The Company anticipates the majority of the remaining net book value of sales contracts to be amortized in 2019 based upon expected shipments.

11. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 13, “Debt and Financing Arrangements” in the Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 46 million gallons of diesel fuel for use in its operations during 2019. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At December 31, 2018, the Company had heating oil call options for approximately 26.2 million gallons at an average strike price of $2.30. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At December 31, 2018, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2019	2020	Total
Coal sales	2,601	93	2,694
Coal purchases	1,368	93	1,461

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

F- 24

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized losses of $0.2 million in the trading portfolio are expected to be realized in 2019.

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

 The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2018			December 31, 2017
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$2,342	$(805)		$942	$(2,146)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	532	—		5,354	—
Coal held for trading purposes, exchange traded swaps and futures	10,329	(10,701)		44,088	(45,221)
Coal -- risk management	5,672	(19,579)		5,139	(9,892)
Natural gas	4	(4)		27	—
Total	$16,537	(30,284)		$54,608	$(55,113)
Total derivatives	$18,879	$(31,089)		$55,550	$(57,259)
Effect of counterparty netting	(17,801)	17,801		(50,042)	50,042
Net derivatives as classified in the balance sheets	$1,078	$(13,288)	$(12,210)	$5,508	$(7,217)	$(1,709)

		December 31, 2018	December 31, 2017
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$532	$5,354
Coal	Other current assets	546	154
	Accrued expenses and other current liabilities	(13,288)	(7,217)
		$(12,210)	$(1,709)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $24.7 million and $16.2 million at December 31, 2018 and 2017, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Consolidated Balance Sheets.

F- 25

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
For the noted periods,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
		Successor			Predecessor
		Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Coal sales	(1)	$(7,517)	$(2,127)	$—	(672)
Coal purchases	(2)	1,348	942	—	536
		$(6,169)	$(1,185)	$—	$(136)

		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Successor			Predecessor
		Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Coal sales		$(10,912)	$—	$—	$1,634
Coal purchases		2,707	—	—	(1,237)
		$(8,205)	$—	$—	$397

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the respective periods.

Derivatives Not Designated as Hedging Instruments (in thousands)
For the noted periods,

		Gain (Loss) Recognized
		Successor			Predecessor
		Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
Coal trading— realized and unrealized	(3)	$135	$(2,047)	$(7)	$(891)
Coal risk management— unrealized	(3)	(9,530)	(4,648)	(408)	(1,662)
Natural gas trading — realized and unrealized	(3)	277	(527)	19	(303)
Change in fair value of coal derivatives and coal trading activities, net total		$(9,118)	$(7,222)	$(396)	$(2,856)

Coal risk management — realized	(4)	$(8,734)	$—	$116	$(476)
Heating oil — diesel purchases	(4)	$(505)	$(1,057)	$827	$826
Foreign currency	(4)	$—	$—	$(9)	$(451)

F- 26

Location in income statement:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating income, net

Based on fair values at December 31, 2018, amounts on derivative contracts designated as hedge instruments in cash flow hedges expected to be reclassified from other comprehensive income into earnings during the next twelve months are gains of $1.1 million.

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	December 31, 2017
(In thousands)
Payroll and employee benefits	$57,166	$53,149
Taxes other than income taxes	75,017	77,017
Interest	156	246
Sales contracts	570	934
Workers’ compensation	20,044	18,782
Asset retirement obligations	13,113	19,840
Other	17,448	14,193
	$183,514	$184,161

F- 27

13. Debt and Financing Arrangements

	December 31, 2018	December 31, 2017
(In thousands)
Term loan due 2024 ($294.8 and $297.8 million face value, respectively)	$293,626	$296,435
Other	30,449	36,514
Debt issuance costs	(6,092)	(7,032)
	$317,983	$325,917
Less current maturities of debt	17,797	15,783
Long-term debt	$300,186	$310,134

Term Loan Facility
On March 7, 2017, the Company entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (in such capacities, the “Agent”), and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000.

On September 25, 2017, the Company entered into the First Amendment (the “First Amendment”) to its Term Loan Debt Facility. The First Amendment reduced the interest rate on the $300 million term loan facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 3.25%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 2.25%. The Amendment also reset the 1.00% call premium to apply to repricing events that occur on or prior to March 26, 2018.

On April 3, 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Term Loan Debt Facility. The Second Amendment further reduced the interest rate on its Term Loan Debt Facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. The Second Amendment also resets the 1.00% call premium to apply to repricing events that occur on or prior to October 3, 2018. The LIBOR floor remains at 1.00%. There is no change to the maturities as a result of the Second Amendment.

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

F- 28

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

Accounts Receivable Securitization Facility

On April 27, 2017, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of the Company (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility decreased the borrowing capacity from $200 million to $160 million and extended the maturity date to the date that is three years after the Securitization Facility Closing Date. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

On August 27, 2018, the Company extended and amended the Securitization facility. The amendment to the Securitization Facility maintains the $160 million borrowing capacity and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. Pursuant to the Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Securitization Facility.

The Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Securitization Facility, Arch Receivable, the Company and certain of its subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of December 31, 2018, letters of credit totaling $74.8 million were outstanding under the facility with $53.5 million of additional availability for borrowings.

Inventory-Based Revolving Credit Facility

On April 27, 2017, the Company and certain subsidiaries of Arch Coal entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent (in such capacities, the “Agent”), as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

F- 29

On November 19, 2018, the Company and certain subsidiaries of Arch Coal amended and extended the Inventory Facility by increasing the facility size by $10 million bringing the total aggregate principal amount available to $50 million, subject to borrowing base calculations described above.

The commitments under the Inventory Facility will terminate on the date that is the earliest to occur of (i) the date, if any, that is 364 days following the first day that Liquidity (defined in the Inventory Facility and consistent with the definition in the Securitization Facility (as defined below)) is less than $250 million for a period of 60 consecutive days and (ii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Securitization Facility.

Revolving loan borrowings under the Inventory Facility bear interest at a per annum rate equal to, at the option of the Company, either at the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.00% to 2.50% (in the case of LIBOR loans) and 1.00% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the New Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of the Company, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the Inventory Facility (collectively with the Company, the “Loan Parties”). The Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Extended Securitization Facility).

The Company has the right to prepay borrowings under the Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under the Company’s term loan facility) and reinvestment rights.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of December 31, 2018, letters of credit totaling $35.7 million were outstanding under the facility with $11.2 million additional availability for borrowings.

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

F- 30

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of
December 31, 2018:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$200.0	June 28, 2019	1.952%	1-month LIBOR	June 30, 2020
$150.0	June 30, 2020	2.182%	1-month LIBOR	June 30, 2021
The fair value of the interest rate swaps at December 31, 2018 is an asset of $2.5 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. The Company realized $1.2 million of gains and $0.1 million of losses during the years ended December 31, 2018 and 2017, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.
Debt Maturities
The contractual maturities of debt as of December 31, 2018 are as follows:

Year	(In thousands)
2019	$18,863
2020	11,442
2021	8,853
2022	3,130
2023	3,161
Thereafter	279,750
$325,199
Financing Costs

The Company paid financing costs of $1.3 million and $10.1 million during the years ended December 31, 2018 and 2017; zero during the period October 2 through December 31, 2016; and $23.0 million during the period January 1 through October 1, 2016, respectively, in conjunction with its financing activities.

F- 31

14. Taxes
In 2016, under the Plan of bankruptcy reorganization, the Company’s pre-petition equity, bank related debt and certain other obligations were cancelled and extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. In accordance with Internal Revenue Code (IRC) Section 108, the Company excluded the amount of discharged indebtedness from taxable income since the IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain tax attributes by the amount of CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less than the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued, and (iii) the fair market value of any other consideration, including equity, issued.
CODI from the discharge of indebtedness was $4,089 million. As a result of the CODI and in accordance with IRC rules, the Company reduced its gross federal net operating loss (NOL) carryovers $3,436 million and its alternative minimum tax (AMT) credits $3 million and the gross basis in timing deferreds $646.3 million. The Company was able to retain $1,384 million of gross federal NOLs, $73.3 million of AMT credit and $64.5 million of capital loss carryforwards following the bankruptcy.
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
During 2018, the IRS completed an audit of AMT NOL carryback claims the Company filed in prior periods. In addition, the Company filed an amended 2016 tax return which changed the amount of available tax attributes and the mix used to offset its bankruptcy CODI as of January 1, 2017. As a result, the Company increased available AMT credits and reduced other tax attributes as of that date. The AMT credits do not require a valuation allowance to be recorded against them due to the law changes enacted as part of the Tax Cut and Jobs Act of 2017 (“The Act”), while the Company’s other tax attributes are fully offset by a valuation allowance. The associated valuation allowance release related to the shift in attributes reflects what the Company believes will be realized upon audit of the amended tax return filing. The Company anticipates that all AMT credits will be converted to cash in the next four years as provided by The Act. In total, these changes resulted in a recorded benefit from income taxes of $48.8 million, which was net of a $26.6 million uncertain tax position charge.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2002 through 2018 remain open to examination for U.S. federal income tax matters and 2002 through 2018 remain open to examination for various state income tax matters.

F- 32

Significant components of the provision for (benefit from) income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Current:
Federal	$86	$835	$—	$—
State	136	31	(252)	7
Total current	$222	$866	$(252)	$7
Deferred:
Federal	(52,309)	(36,162)	1,352	(4,720)
State	(389)	41	56	87
Total deferred	$(52,698)	$(36,121)	$1,408	$(4,633)
	$(52,476)	$(35,255)	$1,156	$(4,626)
A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Income tax provision (benefit) at statutory rate	$54,621	$71,118	$12,112	$433,109
Percentage depletion allowance	(17,725)	(31,255)	(4,292)	(3,681)
State taxes, net of effect of federal taxes	4,480	7,002	633	(46,122)
Reversal of cancellation of indebtedness income	—	—	—	(1,493,162)
Worthless stock deduction	—	—	—	(80,077)
Change in valuation allowance	(79,961)	(410,983)	(7,655)	1,185,326
Impact of Tax Cuts and Jobs Act of 2017	(17,645)	332,345	—	—
Other, net	3,754	(3,482)	358	(19)
Provision for (benefit from) income taxes	$(52,476)	$(35,255)	$1,156	$(4,626)

F- 33

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31, 2018	December 31, 2017
(In thousands)
Deferred tax assets:
Tax loss carryforwards	$307,615	$271,405
Tax credit carryforwards	5,394	29,736
Investment in partnerships	193,217	308,653
Other	28,747	28,321
Gross deferred tax assets	$534,973	$638,115
Valuation allowance	(530,612)	(610,571)
Total deferred tax assets	$4,361	$27,544
Deferred tax liabilities:
Plant and equipment	3,037	3,674
Other	1,154	1,351
Total deferred tax liabilities	$4,191	$5,025
Net deferred tax asset	$170	$22,519
The Company has gross federal NOL carryforwards for regular income tax purposes of $1.3 billion at December 31, 2018 that will expire between 2022 and 2037. The future annual usage of NOLs will be limited under IRC section 382.
As part of an effort to maximize efficiency, the Company consolidated its mining operations and land management into a partnership structure to match its legal form with the Company’s streamlined operations during 2016. As such, deferred taxes related to those operations are reported based upon the book and tax outside basis difference in the partnership interests as provided in ASC 740-30-25-7.
On December 22, 2017, The Act was signed into law making significant changes to the Internal Revenue Code. The Company provided its best estimate of the impact of the Act at December 31, 2017 and during 2018 completed its analysis as provided by SAB 118. The Company has recorded the impact of the Act in its year-end income tax provision in accordance with the guidance and interpretations available. The following items have been impacted by the Act:

•
Remeasurement of deferred taxes: Deferred tax assets and liabilities attributable to the U.S. were remeasured from 35% to the reduced tax rate of 21%. The amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $330.9 million of income tax expense in 2017 and $16.7 million of income tax benefit in 2018, related to the 2016 amended return filing, with offsetting valuation allowance adjustments.

•
One-time transition tax on mandatory deemed repatriation of cumulative foreign earnings: The amount of income tax expense related to the mandatory deemed repatriation of foreign earnings was $1.5 million based on cumulative foreign earnings of $4.2 million. The deemed repatriation tax is completely offset with net operating loss carryforwards, with an offsetting valuation allowance adjustment and will not result in a cash tax liability.

•
Elimination of the corporate AMT regime: Existing AMT credits as of December 31, 2018 will be refunded during 2019 through 2022. The Company has determined that it will receive a refund of existing AMT credits of approximately $45.0 million, net of a $26.6 million uncertain tax position charge. The valuation allowance previously recorded against these credits was released in 2017. The credits were reflected as a deferred tax asset. In 2018, the credits have been reclassified from a deferred tax asset to short term and long term receivables.

•
Elimination of executive compensation exemptions: The Act made changes to the $1 million limit on deductible compensation paid to certain “covered” employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded an amount of $0.2 million of tax expense in 2017 and $6.1 million of tax expense in 2018, with an offsetting valuation allowance adjustment.

F- 34

•
Other provisions in the Act such as global intangible low-taxed income “GILTI” rules covering foreign income earned in low-tax countries, base-erosion and anti-abuse tax “BEAT,” and the foreign derived intangible income “FDII” deduction will have no material impact on the company

At December 31, 2017 additional tax losses were realized primarily as a result of the reversal of deductible temporary differences and percentage depletion. A $35.7 million benefit was recorded from the release of valuation allowance offsetting alternative minimum tax credits that have become refundable by the Act, as well as carryback claims filed in the fourth quarter related to specific liability losses that resulted in claims for refund of previously paid alternative minimum taxes. At December 31, 2017 a $610.6 million valuation allowance fully offsets all net deferred tax assets, other than alternative minimum tax credits.
At December 31, 2018, the valuation allowance related to sequestration on the AMT credits has been released and the credits have been reclassified from deferred tax assets to short and long term receivables, as all AMT credits will be refunded between 2019 through 2022. The impact of the 2016 amended return and finalization of the AMT NOL 10-yr carryback claims also affects NOLs, AMT credits and the investment in partnerships. A $530.6 million valuation allowance fully offsets all net deferred tax assets.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

		(In thousands)
Balance at	January 1, 2016	$38,877
Additions based on tax positions related to the current year		2,979
Additions for tax positions of prior years		2,709
Reductions as a result of lapses in the statute of limitations		(37,110)
Balance at	December 31, 2016	7,455
Additions based on tax positions related to the current year		—
Additions for tax positions of prior years		3,928
Reductions as a result of lapses in the statute of limitations		—
Balance at	December 31, 2017	11,383
Additions for tax positions of prior years		28,387
Additions for tax positions related to the current year		3,228
Reductions for tax positions of prior years		(634)
Reductions as a result of lapses in the statute of limitations		$(3,271)
Balance at	December 31, 2018	$39,093
If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2018 would affect the effective tax rate.
As a result of the bankruptcy, federal and state governments are precluded from assessing additional tax in audits of tax periods ending prior to bankruptcy. As a result, the Company has released $37.1 million of gross unrecognized tax benefits for years 2015 and prior. These gross unrecognized tax benefits are fully offset by a corresponding release in valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $0.3 million and $0.6 million at December 31, 2018 and 2017, respectively. In the next 12 months, $0.4 million gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

F- 35

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
The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Balance at beginning of period (including current portion)	$328,695	$356,742
Accretion expense	27,970	30,209
Obligations of divested operations	—	(12,569)
Adjustments to the liability from changes in estimates	(100,728)	(23,215)
Liabilities settled	(12,520)	(22,472)
Fresh start accounting adjustment	—	—
Balance at period end	$243,417	$328,695
Current portion included in accrued expenses	(13,113)	(19,840)
Noncurrent liability	$230,304	$308,855
The reduction in the asset retirement obligation during the year ended December 31, 2018 primarily relates to a revised mining and reclamation plan at the Company’s Black Thunder Mine. The revised plan provides for accelerated mine reclamation during the ordinary mining process, which significantly reduces the size of the mine’s open pit at the time of final reclamation. The change reduced the asset retirement obligation, and corresponding deferred mine development asset on the Company’s balance sheet by $95.6 million.
As of December 31, 2018, the Company had $536.2 million in surety bonds outstanding and no letters of credit to secure reclamation bonding obligations. Additionally, the Company has posted $0.6 million in cash as collateral related to reclamation surety bonds; this amount is recorded within “Noncurrent assets” on the Consolidated Balance Sheet.

F- 36

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2018 and 2017.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	Fair Value at		December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$162,797	$99,888	$62,909	$—
Derivatives	3,554	—	3,022	532
Total assets	$166,351	$99,888	$65,931	$532
Liabilities:
Derivatives	$13,288	$13,252	$36	$—

	Fair Value at		December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$155,846	$64,100	$91,746	$—
Derivatives	7,339	—	1,985	5,354
Total assets	$163,185	$64,100	$93,731	$5,354
Liabilities:
Derivatives	$7,217	$7,263	$26	$(72)

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

F- 37

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Balance, beginning of period	$5,426	$4,537
Realized and unrealized (gains) losses recognized in earnings, net	(302)	(2,305)
Purchases	3,420	4,910
Issuances	(724)	(535)
Settlements	(7,288)	(1,181)
Ending balance	$532	$5,426

Net unrealized losses of $2.0 million were recognized during the year ended December 31, 2018 related to level 3 financial instruments held on December 31, 2018.

Cash and Cash Equivalents
At December 31, 2018 and 2017, the carrying amounts of cash and cash equivalents approximate their fair value.

Fair Value of Long-Term Debt
At December 31, 2018 and 2017, the fair value of the Company’s debt, including amounts classified as current, was $318.6 million and $336.1 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

17. Capital Stock

Dividends
The Company declared and paid cash dividends per share during the periods presented below:

2018:	Dividends per share	Amount (in thousands)
1st quarter	$0.40	$8,335
2nd quarter	0.40	7,998
3rd quarter	0.40	7,633
4th quarter	0.40	7,303
Total cash dividends declared and paid	$1.60	$31,269

2017:	Dividends per share	Amount (in thousands)
1st quarter	$—	$—
2nd quarter	0.35	8,563
3rd quarter	0.35	8,200
4th quarter	0.35	7,606
Total cash dividends declared and paid	$1.05	$24,369

Future dividend declarations will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

F- 38

Share Repurchase Program
During April 2017, the Board of Directors of Arch Coal, Inc. authorized a new share repurchase program for up to $300 million of its common stock. In October 2017, the Company’s Board of Directors approved an incremental $200 million increase to the share repurchase program, and in July 2018, the Company’s Board of Directors authorized an incremental $250 million increase to the share repurchase program bringing the total authorization to $750 million. Below is a table showing the share repurchase activity during the periods presented below:

2018:	Number of Shares	Average Repurchase Price per Share	Amount (in thousands)
1st quarter	407,091	$94.79	$38,588
2nd quarter	960,105	81.54	78,287
3rd quarter	870,538	87.59	76,248
4th quarter	1,000,881	88.57	88,651
Total shares repurchased	3,238,615	$87.00	$281,774

2017:	Number of Shares	Average Repurchase Price per Share	Amount (in thousands)
1st quarter	—	$—	$—
2nd quarter	710,701	71.82	51,043
3rd quarter	2,208,133	75.49	166,685
4th quarter	1,058,381	79.73	84,381
Total shares repurchased	3,977,215	$75.96	$302,109

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

F- 39

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
During 2018, holders of warrants had exercised 204 of the warrants, leaving 1,845,954 warrants outstanding at December 31, 2018.
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

18. Stock-Based Compensation and Other Incentive Plans

Under the Company’s 2016 Omnibus Incentive Plan (the “Incentive Plan”), 3.0 million shares of the Company’s common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (“Awards”). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 2.1 million at December 31, 2018.

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
During 2018, the Company granted both time based awards and performance based awards. The time based awards vest over either a one or three year period and the performance based awards vest over a three year period. The time based awards’ grant date fair value was determined based on the stock price at the date of grant. The performance awards grant date fair value was determined using a Black-Scholes Monte Carlo simulation. A historical volatility of 50% and 36% were selected for each of the performance-based awards based on comparator companies, and the three-year risk free rate was derived from yields on U.S. Government bonds. Information regarding the restricted stock units activity and weighted average grant-date fair value follows:

	Time Based Awards		Performance Based Awards
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Outstanding at January 1, 2018	240	$79.87	311	$76.75
Granted	150	90.83	105	110.85
Forfeited/Canceled	(2)	81.28	(1)	135.34
Vested	—	—	—	—
Unvested outstanding at December 31, 2018	388	$84.11	415	$85.30

The Company recognized expense related to restricted stock units of $17.5 million and $10.4 million for the years ended December 31, 2018 and 2017; and $1.0 million for the period October 2, 2016 through December 31, 2016. As of December 31, 2018, there was $40.1 million of unrecognized share-based compensation expense which is expected to be recognized over a weighted-average period of approximately three years.

F- 40

Long-Term Incentive Compensation
The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three year term of the grant. The liabilities are remeasured quarterly. The Company recognized expense of $2.7 million and $0.7 million for the years ended December 31, 2018 and 2017; $1.6 million for the period October 2 through December 31, 2016; and $7.2 million for the period January 1 through October 1, 2016 , respectively. The expense is included primarily in “Selling, general and administrative expenses” in the accompanying Consolidated Income Statements.
Amounts accrued and unpaid for all grants under the plan totaled $6.9 million and $8.7 million as of December 31, 2018 and 2017, respectively.

F- 41

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
In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate of 3.08%. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.
Workers’ compensation expense consists of the following components:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Self-insured occupational disease benefits:
Service cost	$7,440	$6,320	$1,583	$3,465
Interest cost(1)	4,365	4,651	1,126	3,184
Net amortization(1)	—	—	—	4,325
Total occupational disease	$11,805	$10,971	$2,709	$10,974
Traumatic injury claims and assessments	5,395	3,208	3,162	6,628
Total workers’ compensation expense	$17,200	$14,179	$5,871	$17,602

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.” For additional information about the adoption of the standard, see Note 2, “Accounting Policies” in the Consolidated Financial Statements.
The table below reconciles changes in the occupational disease liability for the respective period.

(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning of period	$122,426	$111,159
Service cost	7,440	6,320
Interest cost	4,365	4,651
Curtailments	—	(5,433)
Actuarial (gain) loss	(7,071)	12,242
Benefit and administrative payments	(8,260)	(6,513)
	$118,900	$122,426

F- 42

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Percentages)
Discount rate	4.26	3.66
Cost escalation rate	N/A	N/A
Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Occupational disease costs	$118,900	$122,426
Traumatic and other workers’ compensation claims	75,447	81,191
Total obligations	194,347	203,617
Less amount included in accrued expenses	20,044	18,782
Noncurrent obligations	$174,303	$184,835
As of December 31, 2018, the Company had $121.7 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.
As of December 31, 2018, the Company’s recorded liabilities include $20.3 million of obligations that are reimbursable under various insurance policies purchased by the company. These insurance receivables are recorded in the balance sheet line items “Other receivables” and “Other noncurrent assets” for $3.3 million and $17.0 million, respectively.

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

F- 43

Obligations and Funded Status.
Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period	$270,098	$313,629	$110,519	$111,867
Service cost	—	—	558	671
Interest cost	9,269	11,169	3,674	4,150
Divestitures (see Note 5 to the Consolidated Financial Statements)	—	(29,097)	—	—
Settlement gain	(2,332)	(1,532)	—	—
Curtailments	—	—	—	(520)
Benefits paid	(36,895)	(38,197)	(5,388)	(8,152)
Other-primarily actuarial (gain) loss	(11,267)	14,126	(20,800)	2,503
Benefit obligations at end of period	$228,873	$270,098	$88,563	$110,519
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of period	$255,642	$274,225	$—	$—
Actual return on plan assets	(6,463)	39,689		—
Employer contributions	222	429	5,388	8,152
Benefits paid	(36,895)	(38,197)	(5,388)	(8,152)
Divestitures	$—	$(20,504)	$—	$—
Value of plan assets at end of period	$212,506	$255,642	$—	$—
Accrued benefit cost	$(16,367)	$(14,456)	$(88,563)	$(110,519)
ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Accumulated gain	$8,899	$16,178	$25,936	$5,137
	$8,899	$16,178	$25,936	$5,137
BALANCE SHEET AMOUNTS
Current liability	$(220)	$(420)	$(5,400)	$(8,150)
Noncurrent liability	(16,147)	(14,036)	(83,163)	(102,369)
	$(16,367)	$(14,456)	$(88,563)	$(110,519)
Pension Benefits
The accumulated benefit obligation for all pension plans was $228.9 million and $270.1 million at December 31, 2018 and 2017, respectively.
The Company uses the corridor method of amortizing actuarial gains (losses); it is anticipated there will be no amortization recorded into net periodic benefit cost during 2019.

Other Postretirement Benefits
The Company uses the corridor method of amortizing actuarial gains (losses); it is anticipated there will be $3.0 million of gains amortized from accumulated other comprehensive income into net periodic benefit cost during 2019.

F- 44

Components of Net Periodic Benefit Cost. The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits				Other Postretirement Benefits
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Service cost	$—	$—	$—	$—	$558	$671	$180	$393
Interest cost(1)	9,269	11,169	2,768	9,338	3,674	4,150	978	3,223
Curtailments	—	—	—	454	—	(520)	—	(970)
Settlements(1)	(2,332)	(1,532)	(135)	—	—	—	—	—
Expected return on plan assets(1)	(12,083)	(16,498)	(4,770)	(13,623)	—	—	—	—
Amortization of prior service credits(1)	—	—	—	—	—	—	—	(7,854)
Amortization of other actuarial losses (gains) (1)	—	—	—	3,973	—	—	—	(849)
Net benefit cost (credit)	$(5,146)	$(6,861)	$(2,137)	$142	$4,232	$4,301	$1,158	$(6,057)

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.” For additional information about the adoption of the standard, see Note 2, “Accounting Policies” in the Consolidated Financial Statements.
The differences generated from changes in assumed discount rates and returns on plan assets are amortized into earnings over the remaining service attribution periods of the employees using the corridor method.
Assumptions. The following table provides the weighted average assumptions used to determine the actuarial present value of projected benefit obligations for the respective periods.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(Percentages)
Pension Benefits
Discount rate	4.11/3.94	3.49/3.27

Other Postretirement Benefits
Discount rate	4.12	3.49

F- 45

The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective periods.

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(Percentages)
Pension Benefits
Discount rate	3.82	3.77	3.39/3.95	4.59/3.80
Expected return on plan assets	5.3	6.2	6.85	6.85

Other Postretirement Benefits
Discount rate	3.49	3.85	3.37	4.57/3.80

The discount rates used in 2018, 2017 and 2016 were reevaluated during the year for settlements and curtailments. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.
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
The health care cost trend rate assumed for 2019 is 5.9% and is expected to reach an ultimate trend rate of 4.5% by 2038. A one-percentage-point increase in the health care cost trend rate would increase the postretirement benefit obligation at December 31, 2018 by $8.5 million and the net periodic postretirement benefit cost for the year ended December 31, 2018 by $0.4 million.

Plan Assets
The Pension Committee is responsible for overseeing the investment of pension plan assets. The Pension Committee is responsible for determining and monitoring appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians. The pension plan’s current investment targets are 35% equity and 65% fixed income securities. The Pension Committee reviews the actual asset allocation in light of these targets on a periodic basis and rebalances among investments as necessary. The Pension Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

F- 46

The Company’s pension plan assets at December 31, 2018 and 2017, respectively, are categorized below according to the fair value hierarchy as defined in Note 16, “Fair Value Measurements”:

	Total		Level 1		Level 2		Level 3
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)
Equity Securities:(A)
U.S. small-cap	$2,751	$4,692	$2,751	$4,692	$—	$—	$—	$—
U.S. mid-cap	1,182	6,017	1,182	6,017	—	—	—	—
U.S. large-cap	—	21,416	—	21,416	—	—	—	—
Non-U.S.	—	—	—	—	—	—	—	—
Fixed income securities:								—
U.S. government securities(B)	43,829	66,922	38,436	60,286	5,393	6,636	—	—
Non-U.S. government securities(C)	2,092	4,050	—	—	2,092	4,050	—	—
U.S. government asset and mortgage backed securities(D)	7,667	2,440	—	—	7,667	2,440	—	—
Corporate fixed income(E)	68,762	54,679	—	—	68,762	54,679	—	—
State and local government securities(F)	3,480	3,829	—	—	3,480	3,829	—	—
Other investments(I)	5,223	8,457	—	—	5,223	8,457	—	—
Total	$134,986	$172,502	$42,369	$92,411	$92,617	$80,091	$—	$—
Assets at net asset value(G)	82,765	84,172
Short-term investments(H)	7,003	8,573
Other liabilities(J)	(12,248)	(9,605)
	$212,506	$255,642
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
(G) Investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy in accordance with Accounting Standards Update 2015-07. These investments are primarily mutual funds that are highly liquid with no restrictions on ability to redeem the funds into cash.
(H) Short-term investments include governmental agency funds, government repurchase agreements, commingled funds, and pooled funds and mutual funds. Governmental agency funds are valued utilizing an option adjusted spread valuation technique and sources such as interest rate generation processes, benchmark yields and broker quotes. Investments in governmental

F- 47

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
Cash Flows. The Company expects to make contributions of $0.4 million to the pension plans in 2019, which is impacted by the Moving Ahead for Progress in the 21st Century Act (MAP-21). MAP-21 does not reduce the Company’s obligations under the plan, but redistributes the timing of required payments by providing near term funding relief for sponsors under the Pension Protection Act.
The following represents expected future benefit payments from the plan:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)
2019	$16,400	$11,993
2020	17,363	12,125
2021	18,173	12,058
2022	18,532	12,253
2023	16,904	12,072
Next 5 years	73,508	57,896
	$160,880	$118,397
Other Plans
The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $17.9 million and $18.0 million for the years ended December 31, 2018 and 2017, respectively; $3.5 million for the period October 2 through December 31, 2016; and $13.8 million for the period January 1 through October 1, 2016, respectively.

21. Earnings Per Common Share

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

The following table provides the basis for basic and diluted EPS by reconciling the numerators and denominators of the computations:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	19,663	23,725	25,002	21,293
Effect of dilutive securities	966	515	467	20

Diluted weighted average shares outstanding	20,629	24,240	25,469	21,313

F- 48

22. Leases

The Company leases equipment, land and various other properties under non-cancelable long-term leases, expiring at various dates. Certain leases contain options that would allow the Company to extend the lease or purchase the leased asset at the end of the base lease term.
In addition, the Company enters into various non-cancelable royalty lease agreements under which future minimum payments are due.
Minimum payments due in future years under these agreements in effect at December 31, 2018 are as follows:

	Operating
	Leases	Royalties
	(In thousands)
2019	$3,681	$3,669
2020	2,260	8,096
2021	1,985	8,296
2022	2,024	8,086
2023	2,044	7,749
Thereafter	6,248	84,913
	$18,242	$120,809
The Company has no obligations for future minimum payments under capital leases for equipment at December 31, 2018 and 2017.
Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $12.4 million in 2018, $19.2 million in 2017, $5.0 million for the period October 2 through December 31, 2016 and $19.4 million for the period January 1 through October 1, 2016.
Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company’s significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $166.1 million in 2018, $167.4 million in 2017, $45.3 million for the period October 2 through December 31, 2016 and $116.4 million for the period January 1 through October 1, 2016.
As of December 31, 2018, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $30.4 million.

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
The Company markets its steam coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2018 and 2017, accounts receivable from electric utilities of $73.9 million and $72.9 million, respectively, represented 37% and 42% of total trade receivables at each date. As of December 31, 2018 and 2017, accounts receivable from sales of metallurgical-quality coal of $126.5 million and $99.4 million, respectively, represented 63% and 58% of total trade receivables at each date.
The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company’s foreign revenues by geographical

F- 49

location are as follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016
(In thousands)
Europe	$559,165	$388,926	$61,169	$112,986
Asia	452,711	264,503	55,634	68,536
Central and South America	79,085	30,982	13,224	41,861
Africa	17,567	14,901	—	—
Brokered Sales	2,372	3,150	—	—
Total	$1,110,900	$702,462	$130,027	$223,383
The Company is committed under long-term contracts to supply steam coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer based on their requirements. The Company sold approximately 96.6 million tons of coal in 2018. Approximately 60% of this tonnage (representing approximately 47% of the Company’s revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to four years.
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
Transportation
The Company depends upon barge, rail, truck and belt transportation systems to deliver coal to its customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair the Company’s ability to supply coal to its customers. In the past, disruptions in rail service have resulted in missed shipments and production interruptions.

F- 50

24. Revenue Recognition

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2018
North America revenues	$971,337	$160,969	$195,547	$13,034	$1,340,887
Seaborne revenues	1,911	875,652	233,337	—	1,110,900

Total revenues	$973,248	$1,036,621	$428,884	$13,034	$2,451,787

Year Ended December 31, 2017
North America revenues	$1,024,197	$312,874	$269,007	$16,083	$1,622,161
Seaborne revenues	—	574,965	127,497	—	702,462

Total revenues	$1,024,197	$887,839	$396,504	$16,083	$2,324,623

October 2 through December 31, 2016
North America revenues	$275,703	$91,086	$76,646	$2,226	$445,661
Seaborne revenues	—	109,291	20,736	—	130,027

Total revenues	$275,703	$200,377	$97,382	$2,226	$575,688

January 1 through October 1, 2016
North America revenues	$726,747	$215,585	$211,153	$21,841	$1,175,326
Seaborne revenues	—	221,484	1,899	—	223,383

Total revenues	$726,747	$437,069	$213,052	$21,841	$1,398,709

As of December 31, 2018, the Company has outstanding performance obligations for approximately 73.0 million tons of coal for 2019 representing 63.0 million tons of fixed price contracts and 10.0 million tons of variable price contracts.

F- 51

25. Commitments and Contingencies

The Company accrues for cost related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

The Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2018 and 2017, the Company had accrued $0.2 million and $0.2 million, respectively, for all legal matters, all classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters.

 The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $70.0 million in 2019, and is immaterial thereafter.

F- 52

26. Segment Information

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

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia. Lone Mountain is included in the MET segment results below up to the date of divestiture. For further information on the divestiture, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

Operating segment results for the year ended December 31, 2018, the year ended December 31, 2017, the Successor period October 2 through December 31, 2016, and the Predecessor period January 1 through October 1, 2016 are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and reorganization items, net (Adjusted EBITDAR).” Adjusted EBITDAR does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. See Note 6, “Impairment Charges and Mine Closure Costs” for discussion of these costs. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

F- 53

(In thousands)		PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Successor Year Ended	December 31, 2018
Revenues		$973,248	$1,036,621	$428,884	$13,034	$2,451,787
Adjusted EBITDAR		126,525	349,524	68,620	(106,891)	437,778
Depreciation, depletion and amortization		33,120	69,560	14,699	2,184	119,563
Accretion on asset retirement obligation		19,541	1,874	2,261	4,294	27,970
Total Assets		278,314	545,061	125,333	938,352	1,887,060
Capital expenditures		12,140	64,307	11,999	6,826	95,272
Successor Year Ended	December 31, 2017
Revenues		$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Adjusted EBITDAR		158,882	243,616	102,006	(84,807)	419,697
Depreciation, depletion and amortization		36,349	70,896	13,588	1,631	122,464
Accretion on asset retirement obligation		20,160	2,000	2,161	5,888	30,209
Total assets		390,665	548,476	134,397	906,094	1,979,632
Capital expenditures		6,212	32,678	11,901	8,414	59,205
Successor Period	October 2 through December 31, 2016
Revenues		$275,703	$200,377	$97,382	$2,226	$575,688
Adjusted EBITDAR		55,765	30,819	31,159	(23,278)	94,465
Depreciation, depletion and amortization		9,949	18,287	3,911	457	32,604
Accretion on asset retirement obligation		5,049	528	540	1,517	7,634
Total assets		446,775	576,793	129,602	983,427	2,136,597
Capital expenditures		934	13,329	684	267	15,214
Predecessor Period	January 1 through October 1, 2016
Revenues		$726,747	$437,069	$213,052	$21,841	$1,398,709
Adjusted EBITDAR		113,185	11,851	31,448	(67,466)	89,018
Depreciation, depletion and amortization		100,151	55,311	32,310	3,809	191,581
Accretion on asset retirement obligation		16,940	1,765	1,988	3,628	24,321
Total assets		456,711	619,154	131,173	916,791	2,123,829
Capital expenditures		612	17,296	3,895	60,631	82,434

F- 54

A reconciliation of segment Adjusted EBITDAR to consolidated income (loss) from continuing operations before income taxes follows:

	Successor			Predecessor
(In thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016

Income before income taxes	$260,101	$203,195	$34,605	$1,237,455
Interest expense, net	13,689	24,256	10,754	133,235
Depreciation, depletion and amortization	119,563	122,464	32,604	191,581
Accretion on asset retirement obligations	27,970	30,209	7,634	24,321
Amortization of sales contracts, net	11,107	53,985	796	(728)
Asset impairment and mine closure costs	—	—	—	129,267
Gain on sale of Lone Mountain Processing, Inc.	—	(21,297)	—	—
Net loss resulting from early retirement of debt and debt restructuring	485	2,547	—	2,213
Non-service related postretirement benefit costs	3,202	1,940	(32)	1,715
Reorganization items, net	1,661	2,398	759	(1,630,041)
Fresh start coal inventory fair value adjustment	—	—	7,345	—
Adjusted EBITDAR	$437,778	$419,697	$94,465	$89,018

F- 55

27. Quarterly Selected Financial Data (unaudited)

	Three Months Ended
Year Ended December 31, 2018	March 31	June 30	September 30	December 31

(In thousands, except per share data)

Revenues	$575,295	$592,349	$633,180	$650,963
Gross profit	$81,198	$77,663	$109,740	$101,396
Income from operations	$65,167	$44,595	$82,886	$86,490
Reorganization items, net	$(301)	$(740)	$(560)	$(60)
Net income	$59,985	$43,306	$123,192	$86,094
Diluted income per common share	$2.74	$2.06	$6.10	$4.44

	Three Months Ended
Year Ended December 31, 2017	March 31	June 30	September 30	December 31

(In thousands, except per share data)

Revenues	$600,975	$549,866	$613,538	$560,244
Gross profit	$86,707	$63,150	$66,145	$63,460
Income from operations	$66,985	$42,924	$73,310	$51,117
Reorganization items, net	$(2,828)	$(21)	$(43)	$494
Net income	$51,668	$37,160	$68,351	$81,271
Diluted income per common share	$2.03	$1.48	$2.83	$3.64

F- 56

Schedule II
Arch Coal, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
		(Reductions)
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Year	Expenses	Accounts		Deductions (a)	Year
	(In thousands)

Year Ended December 31, 2018
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	—	—		—	$—
Current assets — supplies and inventory	261	1,247	—		860	648
Deferred income taxes	610,571	(79,959)				530,612
Year Ended December 31, 2017
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	$—	$—		$—	$—
Current assets — supplies and inventory	—	365	(17)	(b)	87	261
Deferred income taxes	1,021,553	(410,982)	—		—	610,571
October 2 through December 31, 2016
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	$—	$—		$—	$—
Current assets — supplies and inventory	—	—	—		—	—
Deferred income taxes	1,033,982	(12,429)			—	1,021,553
Predecessor
January 1 through October 1, 2016
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$7,842	$—	$—		$7,842	$—
Current assets — supplies and inventory	5,991	844	(5,060)	(c)	1,775	—
Deferred income taxes	1,135,399	(101,417)	—		—	1,033,982
(a)     Reserves utilized, unless otherwise indicated.
(b)    Disposition of subsidiaries
(c)    Fresh start accounting adjustment

F- 57