Form 10-Q
period 2019-03-31
ARCH COAL INC
filed 2019-04-23
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At April 19, 2019, there were 16,809,849 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenues	$555,183	$575,295
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	438,471	454,780
Depreciation, depletion and amortization	25,273	29,703
Accretion on asset retirement obligations	5,137	6,992
Amortization of sales contracts, net	65	3,051
Change in fair value of coal derivatives and coal trading activities, net	(12,981)	(3,414)
Selling, general and administrative expenses	24,089	25,948
Other operating income, net	(1,650)	(6,932)
	478,404	510,128

Income from operations	76,779	65,167
Interest expense, net
Interest expense	(4,432)	(5,395)
Interest and investment income	2,143	1,273
	(2,289)	(4,122)

Income before nonoperating expenses	74,490	61,045

Nonoperating expenses
Non-service related pension and postretirement benefit costs	(1,766)	(1,303)
Reorganization items, net	87	(301)
	(1,679)	(1,604)

Income before income taxes	72,811	59,441
Provision for (benefit from) income taxes	70	(544)
Net income	$72,741	$59,985

Net income per common share
Basic earnings per common share	$4.16	$2.87
Diluted earnings per common share	$3.91	$2.74

Weighted average shares outstanding
Basic weighted average shares outstanding	17,494	20,901
Diluted weighted average shares outstanding	18,599	21,875

Dividends declared per common share	$0.45	$0.40

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Net income	$72,741	$59,985

Derivative instruments
Comprehensive income (loss) before tax	2,717	6,557
Income tax benefit (provision)	—	—
	2,717	6,557
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	—	—
Income tax benefit (provision)	—	—
	—	—
Available-for-sale securities
Comprehensive income (loss) before tax	377	(658)
Income tax benefit (provision)	—	—
	377	(658)

Total other comprehensive income (loss)	3,094	5,899
Total comprehensive income	$75,835	$65,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$218,750	$264,937
Short term investments	164,664	162,797
Trade accounts receivable	195,095	200,904
Other receivables	44,528	48,926
Inventories	145,607	125,470
Other current assets	64,192	75,749
Total current assets	832,836	878,783
Property, plant and equipment, net	848,749	834,828
Other assets
Equity investments	105,419	104,676
Other noncurrent assets	76,197	68,773
Total other assets	181,616	173,449
Total assets	$1,863,201	$1,887,060
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$138,935	$128,024
Accrued expenses and other current liabilities	143,586	183,514
Current maturities of debt	15,210	17,797
Total current liabilities	297,731	329,335
Long-term debt	297,733	300,186
Asset retirement obligations	233,614	230,304
Accrued pension benefits	15,452	16,147
Accrued postretirement benefits other than pension	81,296	83,163
Accrued workers’ compensation	168,851	174,303
Other noncurrent liabilities	68,577	48,801
Total liabilities	1,163,254	1,182,239

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at March 31, 2019 and December 31, 2018, respectively	250	250
Paid-in capital	723,143	717,492
Retained earnings	592,296	527,666
Treasury stock, 8,088 shares and 7,216 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(662,132)	(583,883)
Accumulated other comprehensive income	46,390	43,296
Total stockholders’ equity	699,947	704,821
Total liabilities and stockholders’ equity	$1,863,201	$1,887,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Operating activities
Net income	$72,741	$59,985
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	25,273	29,703
Accretion on asset retirement obligations	5,137	6,992
Amortization of sales contracts, net	65	3,051
Deferred income taxes	—	12,127
Employee stock-based compensation expense	5,651	3,845
(Gains) losses on disposals and divestitures, net	(475)	134
Amortization relating to financing activities	907	1,080
Changes in:
Receivables	7,410	(28,728)
Inventories	(20,137)	(14,871)
Accounts payable, accrued expenses and other current liabilities	(17,861)	(26,052)
Income taxes, net	76	11,596
Other	6,197	8,005
Cash provided by operating activities	84,984	66,867
Investing activities
Capital expenditures	(39,147)	(9,453)
Minimum royalty payments	(63)	(62)
Proceeds from disposals and divestitures	608	54
Purchases of short term investments	(27,902)	(38,458)
Proceeds from sales of short term investments	26,500	49,400
Investments in and advances to affiliates, net	(2,196)	—
Cash provided by (used in) investing activities	(42,200)	1,481
Financing activities
Payments on term loan due 2024	(750)	(750)
Net payments on other debt	(4,633)	(3,431)
Dividends paid	(7,839)	(8,335)
Purchases of treasury stock	(75,749)	(38,186)
Other	—	10
Cash used in financing activities	(88,971)	(50,692)
Increase (decrease) in cash and cash equivalents, including restricted cash	(46,187)	17,656
Cash and cash equivalents, including restricted cash, beginning of period	264,937	273,602
Cash and cash equivalents, including restricted cash, end of period	$218,750	$291,258

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$218,750	$288,332
Restricted cash	—	2,926
	$218,750	$291,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total
	(In thousands)
Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	$(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

Balances, January 1, 2018	$250	$700,125	$247,232	$(302,109)	$20,367	$665,865
Dividends on common shares ($0.40/share)	—	—	(8,553)	—	—	$(8,553)
Total comprehensive income	—	—	59,985	—	5,899	65,884
Employee stock-based compensation	—	3,845	—	—	—	3,845
Purchase of 407,091 shares of common stock under share repurchase program	—	—	—	(38,589)	—	(38,589)
Warrants exercised	—	10	—	—	$—	10
Balances at March 31, 2018	$250	$703,980	$298,664	$(340,698)	$26,266	$688,462

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, “Leases” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The ASU was subsequently amended by ASU 2018-01, “Land Easements Practical Expedient for Transition to Topic 842;” ASU 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the term of the lease, on a generally straight line basis. Leases of mineral reserves and related land leases have been exempted from the standard. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its current policy for accounting for land easements as executory contracts. The adoption of the standard had no impact on the Company’s consolidated income statement or statement of cash flows.

In April 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The new guidance shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount. The Company adopted ASU 2017-08 effective January 1, 2019 with no impact on the Company’s financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. The Company adopted ASU 2017-12 effective January 1, 2019 with no impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220)
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings due to the change in the U.S. federal tax rate in the Tax Cuts and Jobs Act of 2017. The Company adopted ASU 2018-02 effective January 1, 2019 with no impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting.” ASU 2018-07 aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees. The Company adopted ASU 2018-07 effective January 1, 2019 with no impact on the Company’s financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate of Hedge Accounting Purposes.” The Company adopted ASU 2018-16 effective January 1, 2019 with no impact on the Company’s financial statements.

3. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income ("AOCI"):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2018	$3,328	$40,311	$(343)	$43,296
Unrealized gains	3,593	—	377	3,970
Amounts reclassified from AOCI	(876)	—	—	(876)
Balance at March 31, 2019	$6,045	$40,311	$34	$46,390

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,
Details About AOCI Components	2019	2018	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$361	$—	Revenues
Interest rate hedges	515	140	Interest expense
	—	—	Provision for (benefit from) income taxes
	$876	$140	Net of tax

Available-for-sale securities	$—	$—	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$—	$—	Net of tax

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Coal	$57,147	$40,982
Repair parts and supplies	88,460	84,488
	$145,607	$125,470

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.2 million at March 31, 2019 and $0.6 million at December 31, 2018.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2019
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$94,586	$58	$(37)	$94,607	$94,607	$—
Corporate notes and bonds	70,044	98	(85)	70,057	70,057	—
Total Investments	$164,630	$156	$(122)	$164,664	$164,664	$—

	December 31, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$100,003	$11	$(126)	$99,888	$99,888	$—
Corporate notes and bonds	63,137	4	(232)	62,909	62,909	—
Total Investments	$163,140	$15	$(358)	$162,797	$162,797	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $31.1 million and $115.2 million at March 31, 2019 and December 31, 2018, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $9.0 million and $32.4 million at March 31, 2019 and December 31, 2018, respectively. The unrealized losses in the Company’s portfolio at March 31, 2019 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2019 have maturity dates ranging from the second quarter of 2019 through the third quarter of 2020. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

6. Sales Contracts

The sales contracts reflected in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2019			December 31, 2018
	Assets	Liabilities	Net Total	Assets	Liabilities	Net Total
	(In thousands)			(In thousands)
Original fair value	$97,196	$31,742		$97,196	$31,742
Accumulated amortization	(97,051)	(31,098)		(96,812)	(30,924)
Total	$145	$644	$(499)	$384	$818	$(434)
Balance Sheet classification:
Other current	$145	$425		$384	$570
Other noncurrent	$—	$219		$—	$248
The Company anticipates the majority of the remaining net book value of sale contracts to be amortized in 2019 based upon expected shipments.

7. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 9, “Debt and Financing Arrangements,” in the Condensed Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps. At March 31, 2019, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2019 with approximately 18 million gallons of heating oil call options with an average strike price of $2.33 per gallon and 18 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.91 per gallon. Additionally, the Company has protected approximately 9% of its expected 2020 purchases using heating oil call options with an average strike price of $2.31 per gallon. At March 31, 2019, the Company had outstanding heating oil call options and NYMEX gulf coast swaps of approximately 40 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2019, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2019	2020	Total
Coal sales	2,196	344	2,540
Coal purchases	1,131	93	1,224

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2019 and $0.2 million of losses during 2020.

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

	March 31, 2019			December 31, 2018
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$5,461	$(297)		$2,342	$(805)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	1,734	(228)		532	—
Coal -- held for trading purposes	33,091	(33,932)		10,329	(10,701)
Coal -- risk management	22,552	(23,033)		5,672	(19,579)
Natural gas	19	—		4	(4)
Total	$57,396	$(57,193)		$16,537	$(30,284)
Total derivatives	$62,857	$(57,490)		$18,879	$(31,089)
Effect of counterparty netting	(57,490)	57,490		(17,801)	17,801
Net derivatives as classified in the balance sheets	$5,367	$—	$5,367	$1,078	$(13,288)	$(12,210)

		March 31, 2019	December 31, 2018
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$5,367	$1,078
Coal	Accrued expenses and other current liabilities	—	(13,288)
		$5,367	$(12,210)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $13.1 million and $24.7 million at March 31, 2019 and December 31, 2018, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		2019	2018	2019	2018
Coal sales	(1)	$5,237	$5,231	$1,044	$—
Coal purchases	(2)	(566)	(542)	(683)	—
Totals		$4,671	$4,689	$361	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended March 31,

		Gain (Loss) Recognized
		2019	2018
Coal trading — realized and unrealized	(3)	$(383)	$558
Coal risk management — unrealized	(3)	13,425	2,875
Natural gas trading— realized and unrealized	(3)	(61)	(19)
Change in fair value of coal derivatives and coal trading activities, net total		$12,981	$3,414

Coal risk management— realized	(4)	$(4,411)	$(1,031)
Heating oil — diesel purchases	(4)	$637	$18
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at March 31, 2019, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $4.1 million.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Payroll and employee benefits	$35,520	$57,166
Taxes other than income taxes	70,894	75,017
Interest	225	156
Acquired sales contracts	425	570
Workers’ compensation	18,187	20,044
Asset retirement obligations	12,297	13,113
Other	6,038	17,448
	$143,586	$183,514

9. Debt and Financing Arrangements

	March 31,	December 31,
	2019	2018
	(In thousands)
Term loan due 2024 ($294.0 million face value)	$292,924	$293,626
Other	25,849	30,449
Debt issuance costs	(5,830)	(6,092)
	312,943	317,983
Less: current maturities of debt	15,210	17,797
Long-term debt	$297,733	$300,186

Term Loan Facility

In 2017, the Company entered into a senior secured term loan credit agreement (the “Credit Agreement”) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000.

During 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment reduced the interest rate on its Term Loan Debt Facility to, at the option of Arch Coal, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. The Second Amendment also reset the 1.00% call premium to apply to repricing events that occur on or prior to October 3, 2018. The LIBOR floor remains at 1.00%. There is no change to the maturities as a result of the Second Amendment.

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

The Company has the right to prepay Term Loans at any time, and from time to time, in whole or in part without premium or penalty, upon written notice, except that any prepayment of Term Loans that bear interest at the LIBOR Rate other than at the end of the applicable interest periods therefor shall be made with reimbursement for any funding losses and redeployment costs of the Lenders resulting therefrom.

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

Accounts Receivable Securitization Facility

In 2018, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period, and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2019, letters of credit totaling $15.7 million were outstanding under the facility with $81.5 million available for borrowings. As a result, there was no cash collateral required to be posted in the facility.

Inventory-Based Revolving Credit Facility

In 2017, the Company and certain subsidiaries of Arch Coal entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Coal’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

In 2018, the Company and certain subsidiaries of Arch Coal amended and extended the Inventory Facility by increasing the facility size by $10 million, bringing the total aggregate amount available to $50 million, subject to borrowing base calculations described above.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of March 31, 2019, letters of credit totaling $35.7 million were outstanding under the facility with $14.3 million available for borrowings.

Interest Rate Swaps

The Company has entered into a series of interest rate swaps to fix a portion of the LIBOR interest rate within the term loan. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company’s Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the revised LIBOR term loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and be reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of March 31, 2019:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 29, 2018	1.662%	1-month LIBOR	June 28, 2019
$250.0	June 28, 2019	2.025%	1-month LIBOR	June 30, 2020
$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at March 31, 2019 is an asset of $0.9 million which is recorded within Other noncurrent assets with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.5 million of gains during the three months ended March 31, 2019 related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

10. Income Taxes

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Income tax provision (benefit) at statutory rate	$15,290	$12,483
Percentage depletion allowance	(4,307)	(4,607)
State taxes, net of effect of federal taxes	1,012	754
Change in valuation allowance	(12,513)	(10,639)
Current expense associated with uncertain tax positions	593	1,389
Other, net	(5)	76
Provision for (benefit from) income taxes	$70	$(544)

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2019.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$164,664	$94,607	$70,057	$—
Derivatives	6,249	3,063	2,335	851
Total assets	$170,913	$97,670	$72,392	$851
Liabilities:
Derivatives	$—	$—	$—	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

Three Months Ended March 31, 2019
(In thousands)
Balance, beginning of period	$532
Realized and unrealized gains recognized in earnings, net	(144)
Purchases	463
Issuances	—
Settlements	—
Ending balance	$851

Net unrealized losses of $0.1 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three months ended March 31, 2019, respectively, related to Level 3 financial instruments held on March 31, 2019.
 Fair Value of Long-Term Debt

At March 31, 2019 and December 31, 2018, the fair value of the Company’s debt, including amounts classified as current, was $319.8 million and $318.6 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	17,494	20,901
Effect of dilutive securities	1,105	974
Diluted weighted average shares outstanding	18,599	21,875

13. Workers Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,669	$1,860
Interest cost(1)	1,354	1,195
Total occupational disease	$3,023	$3,055
Traumatic injury claims and assessments	2,144	3,011
Total workers’ compensation expense	$5,167	$6,066

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

14. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest cost(1)	$2,258	$2,271
Expected return on plan assets(1)	(2,723)	(3,081)
Net benefit credit	$(465)	$(810)

The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Service cost	$120	$140
Interest cost(1)	876	918
Net benefit cost	$996	$1,058

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

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters. The Company believes it has recorded adequate reserves for these matters.

16. Segment Information

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

Operating segment results for the three months ended March 31, 2019 and 2018, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2019
Revenues	$212,729	$253,262	$85,978	$3,214	$555,183
Adjusted EBITDA	20,583	91,534	6,119	(10,982)	107,254
Depreciation, depletion and amortization	4,865	16,382	3,435	591	25,273
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	230,329	568,367	139,306	925,199	1,863,201
Capital expenditures	414	31,224	6,250	1,259	39,147

Three Months Ended March 31, 2018
Revenues	$245,428	$238,347	$91,520	$—	$575,295
Adjusted EBITDA	27,502	83,742	15,669	(22,000)	104,913
Depreciation, depletion and amortization	8,423	16,986	3,835	459	29,703
Accretion on asset retirement obligation	4,885	469	565	1,073	6,992
Total assets	383,823	548,804	130,132	913,919	1,976,678
Capital expenditures	698	5,829	1,206	1,720	9,453

A reconciliation of net income to adjusted EBITDA follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$72,741	$59,985
Provision for (benefit from) income taxes	70	(544)
Interest expense, net	2,289	4,122
Depreciation, depletion and amortization	25,273	29,703
Accretion on asset retirement obligations	5,137	6,992
Amortization of sales contracts, net	65	3,051
Non-service related pension and postretirement benefit costs	1,766	1,303
Reorganization items, net	(87)	301
Adjusted EBITDA	$107,254	$104,913

17. Revenue Recognition

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2019
North America revenues	$212,729	$44,666	$46,529	$3,214	$307,138
Seaborne revenues	—	208,596	39,449	—	248,045

Total revenues	$212,729	$253,262	$85,978	$3,214	$555,183

Three Months Ended March 31, 2018
North America revenues	$244,360	$29,678	$43,667	$—	$317,705
Seaborne revenues	1,068	208,669	47,853	—	257,590

Total revenues	$245,428	$238,347	$91,520	$—	$575,295

As of March 31, 2019, the Company has outstanding performance obligations for the remainder of 2019 of 59.3 million tons of fixed price contracts and 4.0 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2019 of approximately 41.9 million tons of fixed price contracts and 4.6 million tons of variable price contracts.

18. Leases

The Company has operating leases for mining equipment, office equipment and office space with remaining lease terms ranging from less than 1 year to approximately 8 years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the right-of-use assets and lease liabilities using its’ secured incremental borrowing rate at the lease commencement date. The Company currently does not have any finance leases outstanding.

Information related to leases was as follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease information:
Operating lease cost	$917
Operating cash flows from operating leases	871
Weighted average remaining lease term in years	5.06
Weighted average discount rate	5.6%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year	Amount
(In thousands)
2019	$2,412
2020	2,456
2021	2,207
2022	2,203
2023	2,172
Thereafter	7,504
Total minimum lease payments	$18,954
Less imputed interest	(3,601)

Total operating lease liability	$15,353

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,353
Other noncurrent liabilities	13,000

Total operating lease liability	$15,353

At March 31, 2019, the Company had a $14.7 million right-of-use operating lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

19. Subsequent Events

On April 22, 2019, the board of directors of Arch Coal authorized an incremental $300 million increase to the share repurchase program bringing the total authorization to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, or the Company’s future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. As of March 31, 2019, the Company had repurchased 8,088,147 shares at an average share price of $81.86 per share for an aggregate purchase price of approximately $662.1 million since inception of the stock repurchase program. At March 31, 2019, with the increase noted above, the Company has $388 million remaining under its existing authorization.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from our emergence from Chapter 11 bankruptcy protection; changes in the demand for our coal by the electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan; from our ability to successfully integrate the operations that we acquire; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on
Form 10-K for the year ended December 31, 2018 and subsequent Form 10-Q filings.

Overview

Our results for the first quarter of 2019 benefited from continued strength in the metallurgical coal markets, while domestic and international thermal coal markets faced headwinds. Metallurgical coal markets remained strong in the first quarter of 2019, as economic growth moderated but continued, and supply constraints remain supportive of international coking coal prices. We believe both Atlantic and Pacific coking coal markets remain well balanced, and supported by continued strong global steel production. Some additional coking coal supply has come back into the market from existing and formerly idled operations, and some new development has occurred and is occurring. At the same time, normal depletion and disruptive events have removed some significant production sources. Overall, global capital investment in new production capacity appears to be limited. We also believe that this long term limited capital investment in the industry has increased the sensitivity of global coking coal markets to supply disruptions. Steel tariffs appear to have had little impact on coking coal pricing or demand to date, but longer term implications for coking coal markets and the global economy as a whole remain less certain.

Initially strong seasonal demand for domestic thermal coal in the current period was negatively impacted by off-site flooding in the high plains and downstream that disrupted rail transportation. Powder River Basin coal, in particular, was impacted by these disruptions. We believe the impacts from these disruptions will continue into the second quarter of 2019. Natural gas pricing began the current quarter at levels favorable to increased coal fired generation due to low levels of storage for the competing fuel. These elevated prices declined through the current quarter as natural gas production levels have increased significantly versus the prior year quarter, and seasonal demand moderated. Generator coal stockpiles are near historically normal levels based on days of burn. International thermal coal market pricing declined significantly during the current quarter; however, the forward positions we entered into in previous periods allowed certain of our operations to continue to economically ship coal into these markets throughout the current quarter.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	(Decrease) / Increase
	(In thousands)
Coal sales	$555,183	$575,295	$(20,112)
Tons sold	20,725	23,664	(2,939)

On a consolidated basis, coal sales in the first quarter of 2019 was approximately $20.1 million or 3.5% less than in the first quarter 2018, while tons sold decreased approximately 2.9 million tons or 12.4%. Coal sales from Metallurgical operations increased approximately $14.9 million on increased pricing and shipment volume. Powder River Basin coal sales decreased approximately $32.7 million primarily due to decreased volume, and Other Thermal coal sales decreased approximately $5.5 million due to decreased volume partially offset by increased pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$438,471	$454,780	$16,309
Depreciation, depletion and amortization	25,273	29,703	4,430
Accretion on asset retirement obligations	5,137	6,992	1,855
Amortization of sales contracts, net	65	3,051	2,986
Change in fair value of coal derivatives and coal trading activities, net	(12,981)	(3,414)	9,567
Selling, general and administrative expenses	24,089	25,948	1,859
Other operating income, net	(1,650)	(6,932)	(5,282)
Total costs, expenses and other	$478,404	$510,128	$31,724

Cost of sales.  Our cost of sales for the first quarter of 2019 decreased approximately $16.3 million or 3.6% versus the first quarter of 2018. The decrease consists primarily of reductions of approximately $20.3 million in operating taxes and royalties, $7.9 million in repairs and supplies, and $2.7 million in purchased coal costs. These cost decreases were partially offset by increases of approximately $11.0 million in transportation costs and $4.8 million in labor related costs. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization.  The decrease in depreciation, depletion, and amortization in the first quarter of 2019 versus the first quarter of 2018 is primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligations.  The decrease in accretion on asset retirement obligations in the first quarter of 2019 versus the first quarter of 2018 is related to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the first quarter of 2019 versus the first quarter of 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The increased benefit in the first quarter of 2019 versus the prior year period is primarily related to mark-to-market gains on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets declined during the current quarter, the market value of these positions increased.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses in the first quarter of 2019 versus the first quarter of 2018 is primarily due to reduced compensation costs (approximately $1.0 million) and reduced contractor services (approximately $1.3 million).

Other operating income, net. The decreased benefit from other operating income, net in the first quarter of 2019 versus the first quarter of 2018 consists primarily of reduced income from equity investments (approximately $2.8 million), and the unfavorable impact of coal derivative settlements in the current period (approximately $3.4 million), partially offset by the benefit from heating oil positions (approximately $0.6 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,766)	$(1,303)	$(463)
Reorganization items, net	87	(301)	388
Total nonoperating expense	$(1,679)	$(1,604)	$(75)

Nonoperating expenses increased slightly in the first quarter of 2019 versus the first quarter of 2018 due to an increase in non-service related pension and postretirement benefit costs partially offset by a small benefit in the current period from Chapter 11 reorganization costs.

Provision for (Benefit from) income taxes. The following table summarizes our Benefit from income taxes during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Provision for (Benefit from) income taxes	$70	$(544)	$(614)

See Note 10, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for/(benefit from) income taxes.

Operational Performance

Three Months Ended March 31, 2019 and 2018

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

The following table shows results by operating segment for the three months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,
	2019	2018	Variance
Powder River Basin
Tons sold (in thousands)	17,141	19,744	(2,603)
Coal sales per ton sold	$12.18	$12.15	$0.03
Cash cost per ton sold	$10.98	$10.77	$(0.21)
Cash margin per ton sold	$1.20	$1.38	$(0.18)
Adjusted EBITDA (in thousands)	$20,583	$27,502	$(6,919)
Metallurgical
Tons sold (in thousands)	1,793	1,754	39
Coal sales per ton sold	$118.22	$115.97	$2.25
Cash cost per ton sold	$67.27	$68.33	$1.06
Cash margin per ton sold	$50.95	$47.64	$3.31
Adjusted EBITDA (in thousands)	$91,534	$83,742	$7,792
Other Thermal
Tons sold (in thousands)	1,686	2,166	(480)
Coal sales per ton sold	$38.58	$35.59	$2.99
Cash cost per ton sold	$35.28	$28.53	$(6.75)
Cash margin per ton sold	$3.30	$7.06	$(3.76)
Adjusted EBITDA (in thousands)	$6,119	$15,669	$(9,550)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three months ended March 31, 2019 declined versus the three months ended March 31, 2018, as a result of a decline in volume versus the prior year quarter. This volume decline was greatly exacerbated by the off-site flooding discussed in the Overview. Pricing increased slightly as the increase in the percentage of higher quality tons sold from scaling back operations at our lower quality Coal Creek mine more than offset the normal year end roll off and replacement of term contracts that had been executed during stronger market environments. Due to market weakness for lower quality Powder River Basin coal, we decided to reduce operations at our Coal Creek mine rather than pursue uneconomic business. This reduction is expected to last at least through the current year, and the resulting change in tons sold mix will put upward pressure on both coal sales per ton sold and cash cost per ton sold while in effect. Cash cost per ton sold increased due to the volume decrease, but the increase in cash cost per ton was mitigated somewhat by reduced repair and supply costs and the reversion of the Federal Black Lung Excise Tax rate to the pre-1986 rates. The current period Federal Black Lung Excise Tax rate for surface mines is $0.25 per ton or 2% of gross selling price on all domestic sales, versus the prior year period rate of $0.55 per ton sold or 4.4% of gross selling price.

Metallurgical —Adjusted EBITDA for the three months ended March 31, 2019, increased from the three months ended March 31, 2018 due to incremental improvement in pricing, volume of tons sold, and cash cost per ton sold. Given our significant exposure to international metallurgical coal pricing through various indexed and negotiated pricing mechanisms, our coal sales per ton sold continued to be supported by strength in international metallurgical coal markets in the current quarter. Tons sold volume was also supported by the strong market conditions and the absence of logistical disruptions in the current period. Our cash cost per ton sold for the three months ended March 31, 2019 declined due to the increased sales volume, cost containment efforts at all of our operations, decreased operating tax and royalty costs, and the absence of high cost purchased coal in the current year period.

Our metallurgical segment sold 1.5 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended March 31, 2019, effectively matching the 1.5 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended March 31, 2018. Longwall operations accounted for approximately 69% of our shipment volume in the three months ended March 31, 2019 and 70% of our shipment volume in the three months ended March 31, 2018.

Other Thermal— Adjusted EBITDA for the three months ended March 31, 2019 decreased versus the three months ended March 31, 2018 due to reduced sales volume and increased cash cost of tons sold. Volume decreased due to a planned current quarter reduction at our West Elk operation to accommodate customer delivery schedules and our longwall development requirements, and a reduction at our Coal-Mac operation as higher mining ratios led to a decrease in tons produced. The planned decline in West Elk tons sold volume is the driver of the increase in coal sales per ton sold due to the impact on segment volume mix. The volume reductions at both West Elk and Coal-Mac resulted in higher cash cost per ton sold.

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

Three Months Ended March 31, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$212,729	$253,262	$85,978	$3,214	$555,183
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,044	—	2,044
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,214	3,214
Transportation costs	4,006	41,298	18,882	—	64,186
Non-GAAP Segment coal sales revenues	$208,723	$211,964	$65,052	$—	$485,739
Tons sold	17,141	1,793	1,686
Coal sales per ton sold	$12.18	$118.22	$38.58

Three Months Ended March 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$245,427	$238,348	$91,520	$—	$575,295
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,031	—	1,031
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	—	—
Transportation costs	5,478	34,885	13,394	—	53,757
Non-GAAP Segment coal sales revenues	$239,949	$203,463	$77,095	$—	$520,507
Tons sold	19,744	1,754	2,166
Coal sales per ton sold	$12.15	$115.97	$35.59

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

Three Months Ended March 31, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$191,648	$161,911	$78,366	$6,546	$438,471
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(638)	—	—	—	(638)
Transportation costs	4,006	41,298	18,882	—	64,186
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,239	4,239
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,307	2,307
Non-GAAP Segment cash cost of coal sales	188,280	120,613	59,484	—	368,377
Tons sold	17,141	1,793	1,686
Cash Cost Per Ton Sold	$10.98	$67.27	$35.28

Three Months Ended March 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$218,526	$154,763	$75,188	$6,303	$454,780
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	439	—	—	—	439
Transportation costs	5,478	34,885	13,394	—	53,757
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,232	4,232
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,071	2,071
Non-GAAP Segment cash cost of coal sales	$212,609	$119,878	$61,794	$—	$394,281
Tons sold	19,744	1,754	2,166
Cash Cost Per Ton Sold	$10.77	$68.33	$28.53

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

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$72,741	$59,985
Provision for (benefit from) income taxes	70	(544)
Interest expense, net	2,289	4,122
Depreciation, depletion and amortization	25,273	29,703
Accretion on asset retirement obligations	5,137	6,992
Amortization of sales contracts, net	65	3,051
Non-service related pension and postretirement benefit costs	1,766	1,303
Reorganization items, net	(87)	301
Adjusted EBITDA	107,254	104,913
EBITDA from idled or otherwise disposed operations	(906)	2,579
Selling, general and administrative expenses	24,089	25,948
Other	(12,201)	(6,527)
Segment Adjusted EBITDA from coal operations	$118,236	$126,913

Other includes income from our equity investments, certain changes in fair value of heating oil derivatives we use to manage our exposure to diesel fuel pricing, certain changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock. On October 26, 2017, our Board of Directors authorized an additional $200 million for our share repurchase program, bringing the total authorization to $500 million. On July 26, 2018, our Board of Directors authorized an additional $250 million for our share repurchase program, bringing the total authorization to $750 million. On April 22, 2019, our Board of Directors authorized an additional $300 million for our share repurchase program, bringing the total authorization to $1.05 billion. During the quarter ended March 31, 2019, we repurchased 872,317 shares of our stock for approximately $78.2 million bringing total repurchases to 8,088,147 shares for approximately $662.1 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share. On February 13, 2018, we announced an increase in the quarterly dividend to $0.40 per share. On February 14, 2019, we announced an increase in the quarterly dividend to $0.45 per share. A dividend of approximately $7.8 million was paid on March 15, 2019 to stockholders of record at the close of business on March 5, 2019, bringing total dividends paid since initiation to approximately $63.5 million.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. We plan to implement our dividend policy and share repurchase program in a manner that will result in maintaining liquidity levels between $400 million and $500 million, a significant portion of which will be cash. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook, for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

On March 7, 2017, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Term Loan Debt Facility see Note 9 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

During 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. There is no change to the maturities as a result of the First Amendment or Second Amendment. For further information regarding this amendment see Note 9, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, including a table detailing fixed rates and amounts, see Note 9 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On August 27, 2018, we extended and amended our existing trade accounts receivable securitization facility (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintains the $160 million borrowing capacity and extends the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. As of March 31, 2019, letters of credit totaling $15.7 million were outstanding under the facility with $81.5 million available for borrowings. As a result, there was no cash collateral required to be posted in the facility. For further information regarding the Extended Securitization Facility see Note 9 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On November 19, 2018, we amended our senior secured inventory-based revolving credit facility to increase the aggregate principal amount to $50 million (the “Inventory Facility”). As of March 31, 2019, we had letters of credit totaling $35.7 million outstanding under the facility with $14.3 million available for borrowings. For further information regarding the Inventory Facility see Note 9 to the Consolidated Financial Statements “Debt and Financing Arrangements.”

On March 31, 2019, we had total liquidity of approximately $490 million including $383 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$84,984	$66,867
Investing activities	(42,200)	1,481
Financing activities	(88,971)	(50,692)

Cash Flow

Cash provided by operating activities in the three months ended March 31, 2019 increased from the three months ended March 31, 2018 mainly due to improved results from operations, and a large favorable year over year change in working capital, particularly in receivables, partially offset by receipt of an approximately $24 million income tax refund in the prior period.

Cash was used in investing activities in the three months ended March 31, 2019 versus cash being provided by investing activities in three months ended March 31, 2018 due to increased capital expenditures, including approximately $18 million on our Leer South development, and net purchases of short term investments in the current period versus net proceeds in the prior year period.

Cash used in financing activities in the three months ended March 31, 2019 increased from the three months ended March 31, 2018 primarily due to increased purchases of treasury stock of approximately $38 million.

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

Our sales commitments for 2019 were as follows as of April 23, 2019:

	2019
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	0.9	$123.94
Committed, North America Unpriced Coking	0.8	—
Committed, Seaborne Priced Coking	1.6	132.25
Committed, Seaborne Unpriced Coking	3.1

Committed, Priced Thermal	0.9	32.97
Committed, Unpriced Thermal	—

Powder River Basin
Committed, Priced	67.3	$12.12
Committed, Unpriced	1.4

Other Thermal
Committed, Priced	6.8	$40.28
Committed, Unpriced	1.0

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at March 31, 2019. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2019 and an immaterial amount of losses during 2020.

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

During the three months ended March 31, 2019, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2019 was $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the three months ended March 31, 2019, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.7 million to $1.5 million. The linear mean of each daily VaR was $1.2 million. The final VaR at March 31, 2019 was $1.4 million.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 47 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and NYMEX gulf coast diesel swaps. At March 31, 2019, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2019 with approximately 18 million gallons of heating oil call options with an average strike price of $2.33 per gallon and 18 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.91 per gallon. Additionally, we have protected approximately 9% of our expected 2020 purchases using heating oil call options with an average strike price of $2.31 per gallon. At March 31, 2019, we had outstanding heating oil call options and NYMEX gulf coast swaps of approximately 40 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 26, 2018, the board of directors authorized an incremental $250 million increase to the share repurchase program bringing the total authorization to $750 million. On April 17, 2019, the board of directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions.

The table below represents all share repurchases for the three months ended March 31, 2019:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands) (1)
January 1 through January 31, 2019	185,416	$84.94	185,416	$450,368
February 1 through February 28, 2019	226,500	$90.51	226,500	$429,867
March 1 through March 31, 2019	460,401	$91.22	460,401	$387,868
Total	872,317	$89.70	872,317

(1) Amounts include the impact of the incremental $300 million authorization on April 17, 2019.

As of March 31, 2019, we had repurchased 8,088,147 shares at an average share price of $81.86 per share for an aggregate purchase price of approximately $662 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is approximately $388 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2019.

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

10.5
First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to Arch Coal’s Annual Report on Form 10-K for the year ended 2018).

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

10.34*
Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.37 to Arch Coal’s Annual Report on Form 10-K for the year ended 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-Q for the three months ended March 31, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

April 23, 2019

42