Form 10-Q
period 2019-06-30
ARCH COAL INC
filed 2019-07-24
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 1-13105
 Arch Coal Inc
(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

One CityPlace Drive
Suite 300
St. Louis
Missouri	63141
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (314) 994-2700
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $.01 par value	ARCH	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At July 22, 2019, there were 16,262,045 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$570,222	$592,349	$1,125,405	$1,167,644
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	451,088	474,388	889,559	929,168
Depreciation, depletion and amortization	26,524	30,549	51,797	60,252
Accretion on asset retirement obligations	5,137	6,993	10,274	13,985
Amortization of sales contracts, net	11	3,248	76	6,299
Change in fair value of coal derivatives and coal trading activities, net	(8,400)	15,138	(21,381)	11,724
Selling, general and administrative expenses	25,209	24,756	49,298	50,704
Costs related to proposed joint venture with Peabody Energy	3,018	—	3,018	—
Loss on sale of Lone Mountain Processing, LLC	4,304	—	4,304	—
Other operating income, net	(3,239)	(7,318)	(4,889)	(14,250)
	503,652	547,754	982,056	1,057,882

Income from operations	66,570	44,595	143,349	109,762
Interest expense, net
Interest expense	(4,375)	(5,050)	(8,807)	(10,445)
Interest and investment income	2,088	1,552	4,231	2,825
	(2,287)	(3,498)	(4,576)	(7,620)

Income before nonoperating expenses	64,283	41,097	138,773	102,142

Nonoperating (expenses) income
Non-service related pension and postretirement benefit (costs) credits	(1,336)	68	(3,102)	(1,235)
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	—	(485)
Reorganization items, net	(16)	(740)	71	(1,041)
	(1,352)	(1,157)	(3,031)	(2,761)

Income before income taxes	62,931	39,940	135,742	99,381
Provision for (benefit from) income taxes	91	(3,366)	161	(3,910)
Net income	$62,840	$43,306	$135,581	$103,291

Net income per common share
Basic earnings per common share	$3.80	$2.15	$7.97	$5.03
Diluted earnings per common share	$3.53	$2.06	$7.45	$4.81

Weighted average shares outstanding
Basic weighted average shares outstanding	16,543	20,156	17,018	20,529
Diluted weighted average shares outstanding	17,781	21,036	18,190	21,456

Dividends declared per common share	$0.45	$0.40	$0.90	$0.80
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$62,840	$43,306	$135,581	$103,291

Derivative instruments
Comprehensive income (loss) before tax	(2,778)	(12,293)	(61)	(5,736)
Income tax benefit (provision)	—	—	—	—
	(2,778)	(12,293)	(61)	(5,736)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	2,902	3,653	2,902	3,653
Income tax benefit (provision)	—	—	—	—
	2,902	3,653	2,902	3,653
Available-for-sale securities
Comprehensive income (loss) before tax	274	177	651	(481)
Income tax benefit (provision)	—	—	—	—
	274	177	651	(481)

Total other comprehensive income (loss)	398	(8,463)	3,492	(2,564)
Total comprehensive income	$63,238	$34,843	$139,073	$100,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$232,429	$264,937
Short term investments	162,656	162,797
Trade accounts receivable	182,824	200,904
Other receivables	32,950	48,926
Inventories	172,841	125,470
Other current assets	56,993	75,749
Total current assets	840,693	878,783
Property, plant and equipment, net	870,889	834,828
Other assets
Equity investments	106,072	104,676
Other noncurrent assets	71,876	68,773
Total other assets	177,948	173,449
Total assets	$1,889,530	$1,887,060
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$138,735	$128,024
Accrued expenses and other current liabilities	162,741	183,514
Current maturities of debt	13,068	17,797
Total current liabilities	314,544	329,335
Long-term debt	295,263	300,186
Asset retirement obligations	236,317	230,304
Accrued pension benefits	11,649	16,147
Accrued postretirement benefits other than pension	79,992	83,163
Accrued workers’ compensation	173,621	174,303
Other noncurrent liabilities	80,194	48,801
Total liabilities	1,191,580	1,182,239

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,047 shares at June 30, 2019 and December 31, 2018, respectively	250	250
Paid-in capital	728,996	717,492
Retained earnings	647,440	527,666
Treasury stock, 8,785 shares and 7,216 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(725,524)	(583,883)
Accumulated other comprehensive income	46,788	43,296
Total stockholders’ equity	697,950	704,821
Total liabilities and stockholders’ equity	$1,889,530	$1,887,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$135,581	$103,291
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	51,797	60,252
Accretion on asset retirement obligations	10,274	13,985
Amortization of sales contracts, net	76	6,299
Deferred income taxes	13,385	8,730
Employee stock-based compensation expense	11,473	7,992
(Gains) losses on disposals and divestitures, net	(1,415)	131
Net loss resulting from early retirement of debt and debt restructuring	—	485
Amortization relating to financing activities	1,826	2,170
Changes in:
Receivables	17,871	(20,212)
Inventories	(47,370)	(28,245)
Accounts payable, accrued expenses and other current liabilities	4,497	(11,879)
Income taxes, net	24,575	11,560
Other	3,336	(9,563)
Cash provided by operating activities	225,906	144,996
Investing activities
Capital expenditures	(87,854)	(30,049)
Minimum royalty payments	(1,125)	(124)
Proceeds from disposals and divestitures	1,591	56
Purchases of short term investments	(89,454)	(110,359)
Proceeds from sales of short term investments	90,424	105,150
Investments in and advances to affiliates, net	(3,275)	—
Cash used in investing activities	(89,693)	(35,326)
Financing activities
Payments on term loan due 2024	(1,500)	(1,500)
Net payments on other debt	(8,845)	(7,307)
Debt financing costs	—	(529)
Net loss resulting from early retirement of debt and debt restructuring	—	(50)
Dividends paid	(15,264)	(16,333)
Purchases of treasury stock	(143,142)	(115,973)
Other	30	10
Cash used in financing activities	(168,721)	(141,682)
Decrease in cash and cash equivalents, including restricted cash	(32,508)	(32,012)
Cash and cash equivalents, including restricted cash, beginning of period	264,937	273,602
Cash and cash equivalents, including restricted cash, end of period	$232,429	$241,590

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$232,429	$241,590
Restricted cash	—	—
	$232,429	$241,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total
	(In thousands)
Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

Dividends on common shares ($0.45/share)	—	—	(7,696)	—	—	(7,696)
Total comprehensive income	—	—	62,840	—	398	63,238
Employee stock-based compensation	—	5,822	—	—	—	5,822
Purchase of 697,255 shares of common stock under share repurchase program	—	—	—	(63,392)	—	(63,392)
Warrants exercised	—	31	—	—	—	31
Balances at June 30, 2019	$250	$728,996	$647,440	$(725,524)	$46,788	$697,950

Balances, January 1, 2018	$250	$700,125	$247,232	$(302,109)	$20,367	$665,865
Dividends on common shares ($0.40/share)	—	—	(8,553)	—	—	(8,553)
Total comprehensive income	—	—	59,985	—	5,899	65,884
Employee stock-based compensation	—	3,845	—	—	—	3,845
Purchase of 407,091 shares of common stock under share repurchase program	—	—	—	(38,589)	—	(38,589)
Warrants exercised	—	10	—	—	—	10
Balances at March 31, 2018	$250	$703,980	$298,664	$(340,698)	$26,266	$688,462

Dividends on common shares ($0.40/share)	—	—	(8,217)	—	—	(8,217)
Total comprehensive income	—	—	43,306	—	(8,463)	34,843
Employee stock-based compensation	—	4,147	—	—	—	4,147
Purchase of 960,105 shares of common stock under share repurchase program	—	—	—	(78,287)	—	(78,287)
Warrants exercised	—	—	—	—	—	—
Balances at June 30, 2018	$250	$708,127	$333,753	$(418,985)	$17,803	$640,948

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

3. Joint Venture with Peabody Energy

On June 18, 2019, Arch Coal, Inc. (“Arch”), entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody Energy Corporation (“Peabody”), to establish a joint venture that will combine the respective Powder River Basin and Colorado mining operations of Arch and Peabody. Pursuant to the terms of the Implementation Agreement, Arch will hold a 33.5% economic interest, and Peabody will hold a 66.5% economic interest in the joint venture. At the closing, certain of the respective subsidiaries of Arch and Peabody will enter into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) in substantially the form attached as an exhibit to the Implementation Agreement. Under the terms of the LLC Agreement, the governance of the joint venture will be overseen by the joint venture’s board of managers, which will initially be comprised of three representatives appointed by Peabody and two representatives appointed by Arch. Decisions of the board of managers will be determined by a majority vote subject to certain specified matters set forth in the LLC Agreement that will require a supermajority vote. Peabody, or one of its affiliates, will initially be appointed as the operator of the joint venture and will manage the day-to-day operations of the joint venture, subject to the supervision of the joint venture’s board of managers.

Formation of the joint venture is subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture.  The obligation of Arch to consummate the transaction is also conditioned upon (a) Arch having obtained consents or refinanced all outstanding indebtedness under Arch’s senior secured term loan facility, Arch’s inventory based revolving credit facility and Arch’s existing accounts receivable securitization facility and (b) Arch having either obtained an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) or other exemptive determination under the Investment Company Act of 1940 (the “1940 Act”). The obligation of Peabody to consummate the transaction is also conditioned upon Peabody having obtained consents or refinanced all outstanding indebtedness under Peabody’s existing senior secured credit facility, the indenture governing Peabody’s 6.000% Notes due 2022 and 6.375% Notes due 2025 and Peabody’s existing receivables securitization facility. Formation of the joint venture does not require approval of the respective stockholders of either Arch or Peabody.

The Implementation Agreement contains customary representations, warranties and covenants, including an obligation for each of Arch and Peabody to use its best efforts to take all actions necessary to obtain required regulatory approvals, subject to the limitations set forth in the Implementation Agreement.

The Implementation Agreement may be terminated by mutual written agreement of Arch and Peabody and by either Arch or Peabody if, among other things, the closing has not occurred on or prior to December 18, 2020, except that (a) the right to terminate will not be available to a party whose failure to perform any of its obligations under the Implementation Agreement has been a principal cause of or resulted in the failure of the closing to occur on or prior to such date and (b) the right to terminate will not be available to Arch until June 18, 2021 if all closing conditions have been satisfied other than the receipt by Arch of an exemptive order (or other determination) under the 1940 Act.

Additionally, if the closing has not occurred on or prior to June 18, 2020 and all required regulatory approvals have not been obtained, the Implementation Agreement may be terminated by either Arch or Peabody no later than June 29, 2020 following written notice and the payment by the terminating party to the non-terminating party of a termination fee of $40 million; provided, however, that the non-terminating party may elect to extend the Implementation Agreement until September 18, 2020. If the non-terminating party exercises this option to extend, the termination fee payable to the non-terminating party by the terminating party if the closing does not occur on or prior to September 18, 2020 will be reduced to $25 million.

Except as set forth above, neither party will be required to pay a termination fee if the Implementation Agreement is terminated. If all closing conditions have been satisfied other than the receipt by Arch of an exemptive order (or other determination) under the 1940 Act, Arch will reimburse Peabody for regulatory transaction expenses.

The foregoing description of the Implementation Agreement and the LLC Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Implementation Agreement, including the form of LLC Agreement attached as an exhibit thereto.

4. Loss on Sale of Lone Mountain Processing, LLC

On September 14, 2017, the Company sold Lone Mountain Processing, LLC and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC, add recorded a gain on the transaction in that year of $21.3 million. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company has recorded a $4.3 million charge for these claims.

5. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2018	$3,328	$40,311	$(343)	$43,296
Unrealized gains	3,072	3,331	666	7,069
Amounts reclassified from AOCI	(3,133)	(429)	(15)	(3,577)
Balance at June 30, 2019	$3,267	$43,213	$308	$46,788

    The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
Details About AOCI Components	2019	2018	2019	2018	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$1,743	$—	$2,104	$—	Revenues
Interest rate hedges	514	348	1,029	488	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$2,257	$348	$3,133	$488	Net of tax

Pension, postretirement and other post-employment benefits
Pension settlement	429	1,371	429	1,371	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$429	$1,371	$429	$1,371	Net of tax

Available-for-sale securities	$15	$16	$15	$16	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$15	$16	$15	$16	Net of tax

6. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Coal	$83,432	$40,982
Repair parts and supplies	89,409	84,488
	$172,841	$125,470

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.4 million at June 30, 2019 and $0.6 million at December 31, 2018.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2019
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$58,283	$94	$—	$58,377	$58,377	$—
Corporate notes and bonds	104,066	247	(34)	104,279	104,279	—
Total Investments	$162,349	$341	$(34)	$162,656	$162,656	$—

	December 31, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$100,003	$11	$(126)	$99,888	$99,888	$—
Corporate notes and bonds	63,137	4	(232)	62,909	62,909	—
Total Investments	$163,140	$15	$(358)	$162,797	$162,797	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $25.2 million and $115.2 million at June 30, 2019 and December 31, 2018, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $32.4 million at June 30, 2019 and December 31, 2018, respectively. The unrealized losses in the Company’s portfolio at June 30, 2019 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2019 have maturity dates ranging from the third quarter of 2019 through the fourth quarter of 2020. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2019, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2019 with approximately 10 million gallons of heating oil call options with an average strike price of $2.34 per gallon and 12 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.91 per gallon. Additionally, the Company has protected approximately 22% of its expected 2020 purchases using gulf coast diesel call options with an average strike price of $2.30 per gallon. At June 30, 2019, the Company had outstanding heating oil call options and NYMEX gulf coast swaps and options of approximately 32 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2019, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2019	2020	Total
Coal sales	1,540	489	2,029
Coal purchases	772	225	997

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2019 and $0.5 million of losses during 2020.

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

	June 30, 2019			December 31, 2018
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$7,728	$(637)		$2,342	$(805)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	923	(650)		532	—
Coal -- held for trading purposes	45,685	(46,807)		10,329	(10,701)
Coal -- risk management	33,804	(25,150)		5,672	(19,579)
Natural gas	—	—		4	(4)
Total	$80,412	$(72,607)		$16,537	$(30,284)
Total derivatives	$88,140	$(73,244)		$18,879	$(31,089)
Effect of counterparty netting	(72,594)	72,594		(17,801)	17,801
Net derivatives as classified in the balance sheets	$15,546	$(650)	$14,896	$1,078	$(13,288)	$(12,210)

		June 30, 2019	December 31, 2018
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$15,546	$1,078
Coal	Accrued expenses and other current liabilities	(650)	(13,288)
		$14,896	$(12,210)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $2.1 million and $24.7 million at June 30, 2019 and December 31, 2018, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2019	2018	2019	2018
Coal sales	(1)	$4,010	$(15,462)	$1,743	$—
Coal purchases	(2)	(340)	2,705	—	—
Totals		$3,670	$(12,757)	$1,743	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended June 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended June 30,

		Gain (Loss) Recognized
		2019	2018
Coal trading — realized and unrealized	(3)	$(718)	$384
Coal risk management — unrealized	(3)	9,137	(15,505)
Natural gas trading— realized and unrealized	(3)	(19)	(17)
Change in fair value of coal derivatives and coal trading activities, net total		$8,400	$(15,138)

Coal risk management— realized	(4)	$(881)	$(1,649)
Heating oil — diesel purchases	(4)	$(1,369)	$3,657
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2019	2018	2019	2018
Coal sales	(1)	$9,247	$(10,231)	$2,787	$—
Coal purchases	(2)	(906)	2,163	(686)	—
Totals		$8,341	$(8,068)	$2,101	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the six month periods ended June 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments (in thousands)
Six Months Ended June 30,

		Gain (Loss) Recognized
		2019	2018
Coal trading — realized and unrealized	(3)	$(1,101)	$942
Coal risk management — unrealized	(3)	22,562	(12,630)
Natural gas trading— realized and unrealized	(3)	(80)	(36)
Change in fair value of coal derivatives and coal trading activities, net total		$21,381	$(11,724)

Coal risk management— realized	(4)	$(5,292)	$(2,680)
Heating oil — diesel purchases	(4)	$(732)	$3,675
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at June 30, 2019, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $5.9 million.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Payroll and employee benefits	$49,418	$57,166
Taxes other than income taxes	72,502	75,017
Interest	221	156
Acquired sales contracts	319	570
Workers’ compensation	18,108	20,044
Asset retirement obligations	12,297	13,113
Other	9,876	17,448
	$162,741	$183,514

10. Debt and Financing Arrangements

	June 30,	December 31,
	2019	2018
	(In thousands)
Term loan due 2024 ($293.3 million face value)	$292,224	$293,626
Other	21,669	30,449
Debt issuance costs	(5,562)	(6,092)
	308,331	317,983
Less: current maturities of debt	13,068	17,797
Long-term debt	$295,263	$300,186

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

The Term Loan Debt Facility also contains customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on the collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. The Term Loan Debt Facility does not contain any financial maintenance covenants.

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period, and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2019, letters of credit totaling $15.7 million were outstanding under the facility with $86.5 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of June 30, 2019, letters of credit totaling $35.6 million were outstanding under the facility with $14.4 million available for borrowings.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of June 30, 2019:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 28, 2019	2.025%	1-month LIBOR	June 30, 2020
$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at June 30, 2019 is a liability of $2.6 million which is recorded within Other noncurrent liabilities with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.5 million and $1.0 million of gains during the three and six months ended June 30, 2019 related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

11. Income Taxes

A reconciliation of the statutory federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Income tax provision at statutory rate	$13,216	$8,387	$28,506	$20,870
Percentage depletion allowance	(3,457)	(2,488)	(7,764)	(7,095)
State taxes, net of effect of federal taxes	831	583	1,843	1,337
Change in valuation allowance	(11,292)	(7,317)	(23,805)	(17,956)
Current expense associated with uncertain tax positions	844	792	1,437	2,181
Other, net	(51)	(3,323)	(56)	(3,247)
Provision for (benefit from) income taxes	$91	$(3,366)	$161	$(3,910)

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2019.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$162,656	$58,377	$104,279	$—
Derivatives	15,378	13,883	740	755
Total assets	$178,034	$72,260	$105,019	$755
Liabilities:
Derivatives	$3,048	$—	$3,048	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Balance, beginning of period	$851	$532
Realized and unrealized gains recognized in earnings, net	(398)	(542)
Purchases	537	1,000
Issuances	—	—
Settlements	(235)	(235)
Ending balance	$755	$755

Net unrealized losses of $1.4 million and $1.1 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three and six months ended June 30, 2019, respectively, related to Level 3 financial instruments held on June 30, 2019.

Fair Value of Long-Term Debt

At June 30, 2019 and December 31, 2018, the fair value of the Company’s debt, including amounts classified as current, was $314.6 million and $318.6 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	16,543	20,156	17,018	20,529
Effect of dilutive securities	1,238	880	1,172	927
Diluted weighted average shares outstanding	17,781	21,036	18,190	21,456

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,669	$1,860	$3,338	$3,720
Interest cost(1)	1,354	1,194	2,708	2,389
Total occupational disease	$3,023	$3,054	$6,046	$6,109
Traumatic injury claims and assessments	2,410	2,188	4,554	5,199
Total workers’ compensation expense	$5,433	$5,242	$10,600	$11,308

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

15. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest cost(1)	$2,259	$2,270	$4,517	$4,541
Expected return on plan assets(1)	(2,724)	(3,080)	(5,447)	(6,161)
Pension settlement(1)	(429)	(1,371)	(429)	(1,371)
Net benefit credit	$(894)	$(2,181)	$(1,359)	$(2,991)

The following table details the components of other postretirement benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$120	$139	$240	$279
Interest cost(1)	877	919	1,753	1,837
Net benefit cost	$997	$1,058	$1,993	$2,116

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

Operating segment results for the three and six months ended June 30, 2019 and 2018, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2019
Revenues	$210,149	$261,245	$98,205	$623	$570,222
Adjusted EBITDA	14,696	101,936	10,922	(21,990)	105,564
Depreciation, depletion and amortization	4,880	17,343	3,689	612	26,524
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	236,527	605,657	136,899	910,447	1,889,530
Capital expenditures	13,209	31,150	3,211	1,138	48,708

Three Months Ended June 30, 2018
Revenues	$229,878	$259,032	$99,814	$3,625	$592,349
Adjusted EBITDA	26,491	86,657	11,842	(39,605)	85,385
Depreciation, depletion and amortization	8,304	18,018	3,701	526	30,549
Accretion on asset retirement obligation	4,885	469	565	1,074	6,993
Total assets	379,613	551,012	134,319	884,469	1,949,413
Capital expenditures	3,065	11,899	2,559	3,073	20,596

Six Months Ended June 30, 2019
Revenues	$422,878	$514,507	$184,183	$3,837	$1,125,405
Adjusted EBITDA	35,279	193,470	17,041	(32,972)	212,818
Depreciation, depletion and amortization	9,745	33,725	7,124	1,203	51,797
Accretion on asset retirement obligation	6,271	1,061	1,207	1,735	10,274
Total assets	236,527	605,657	136,899	910,447	1,889,530
Capital expenditures	13,623	62,374	9,461	2,396	87,854

Six Months Ended June 30, 2018
Revenues	$475,306	$497,379	$191,334	$3,625	$1,167,644
Adjusted EBITDA	53,993	170,399	27,510	(61,604)	190,298
Depreciation, depletion and amortization	16,727	35,003	7,536	986	60,252
Accretion on asset retirement obligation	9,771	937	1,130	2,147	13,985
Total assets	379,613	551,012	134,319	884,469	1,949,413
Capital expenditures	3,763	17,728	3,765	4,793	30,049

A reconciliation of net income to adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$62,840	$43,306	$135,581	$103,291
Provision for (benefit from) income taxes	91	(3,366)	161	(3,910)
Interest expense, net	2,287	3,498	4,576	7,620
Depreciation, depletion and amortization	26,524	30,549	51,797	60,252
Accretion on asset retirement obligations	5,137	6,993	10,274	13,985
Amortization of sales contracts, net	11	3,248	76	6,299
Loss on sale of Lone Mountain Processing, LLC	4,304	—	4,304	—
Net loss resulting from early retirement of debt and debt restructuring	—	485	—	485
Non-service related pension and postretirement benefit costs	1,336	(68)	3,102	1,235
Reorganization items, net	16	740	(71)	1,041
Costs associated with proposed joint venture with Peabody Energy	3,018	—	3,018	—
Adjusted EBITDA	$105,564	$85,385	$212,818	$190,298

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2019
North America revenues	$210,149	$54,896	$47,885	$623	$313,553
Seaborne revenues	—	206,349	50,320	—	256,669

Total revenues	$210,149	$261,245	$98,205	$623	$570,222

Three Months Ended June 30, 2018
North America revenues	$229,035	$38,323	$40,547	$3,625	$311,530
Seaborne revenues	843	220,709	59,267	—	280,819

Total revenues	$229,878	$259,032	$99,814	$3,625	$592,349

Six Months Ended June 30, 2019
North America revenues	$422,878	$99,562	$94,414	$3,837	$620,691
Seaborne revenues	—	414,945	89,769	—	504,714

Total revenues	$422,878	$514,507	$184,183	$3,837	$1,125,405

Six Months Ended June 30, 2018
North America revenues	$473,395	$68,001	$84,214	$3,625	$629,235
Seaborne revenues	1,911	429,378	107,120	—	538,409

Total revenues	$475,306	$497,379	$191,334	$3,625	$1,167,644

As of June 30, 2019, the Company has outstanding performance obligations for the remainder of 2019 of 38.9 million tons of fixed price contracts and 4.9 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2019 of approximately 64.3 million tons of fixed price contracts and 5.7 million tons of variable price contracts.

19. Leases

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

Information related to leases was as follows:

Three Months Ended June 30, 2019
(In thousands)
Operating lease information:
Operating lease cost	$916
Operating cash flows from operating leases	869
Weighted average remaining lease term in years	5.45
Weighted average discount rate	5.5%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year	Amount
(In thousands)
2019	$2,101
2020	3,616
2021	3,367
2022	3,292
2023	3,261
Thereafter	11,153
Total minimum lease payments	$26,790
Less imputed interest	(5,012)

Total operating lease liability	$21,778

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,909
Other noncurrent liabilities	18,869

Total operating lease liability	$21,778

At June 30, 2019, the Company had a $21.1 million right-of-use operating lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from our emergence from Chapter 11 bankruptcy protection; changes in the demand for our coal by the electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan; from our ability to successfully integrate the operations that we acquire; from our ability to complete the joint venture transaction with Peabody Energy Corporation (“Peabody”) in a timely manner, including obtaining regulatory approvals and satisfying other closing conditions; from our ability to achieve the expected synergies from the joint venture; from our ability to successfully integrate the operations of certain mines in the joint venture; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on
Form 10-K for the year ended December 31, 2018 and subsequent Form 10-Q filings.

Overview

Our results for the second quarter of 2019 benefited from relatively strong metallurgical coal markets, while domestic and international thermal coal markets faced adversity. Metallurgical coal markets remained strong, but began to weaken in the second quarter of 2019, as global economic growth continued but moderated, and supply constraints remained supportive of international coking coal prices. Looking forward, slowing economic growth in some regions, particularly Europe, and related declining margins for steel producers, are impacting coking coal prices. We believe both Atlantic and Pacific coking coal markets currently remain well balanced; however, weakening steel production in the European region has precipitated some softening of the Atlantic coking coal market. Some additional coking coal supply has come back into the market from existing and formerly idled operations, and some new development is occurring. At the same time, normal depletion and disruptive events have removed some significant production sources. Overall, global capital investment in new production capacity appears to be limited. We believe that this long term limited capital investment in the industry has increased the sensitivity of global coking coal markets to supply disruptions. In isolation, steel tariffs appear to have had little direct impact on coking coal pricing or demand to date. The longer term implications of these steel tariffs and the wider renegotiations of trade agreements, for coking coal markets and the global economy as a whole, remain less certain.

Demand for domestic thermal coal in the current quarter continued to be negatively impacted by flooding in the High Plains and Midwest that disrupted rail transportation. Powder River Basin and Colorado coals, in particular, were impacted by these disruptions. Furthermore, current quarter natural gas pricing was meaningfully lower than during the prior year quarter due to increased production and higher levels of storage for the competing fuel. Generator coal stockpiles remain near historically normal levels considering seasonality and based on days of burn. International thermal coal market pricing continued to decline throughout the current quarter, reaching uneconomic levels for effectively all of our thermal operations. However, the forward positions we entered into in previous periods allowed our operations to continue to economically ship coal into these markets throughout the current quarter.

Recent Events

On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. Pursuant to the terms of the Implementation Agreement, we will hold a 33.5% economic interest and Peabody will hold a 66.5% economic interest in the joint venture. At the closing of the joint venture transaction, we will enter into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, the governance of the joint venture will be overseen by the joint venture’s board of managers, which will initially be comprised of three representatives appointed by Peabody and two representatives appointed by us. Decisions of the board of managers will be determined by a majority vote subject to certain specified matters set forth in the LLC Agreement that will require a supermajority vote. Peabody, or one of its affiliates, will initially be appointed as the operator of the joint venture and will manage the day-to-day operations of the joint venture, subject to the supervision of the joint venture’s board of managers.

Formation of the joint venture is subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture.  Formation of the joint venture does not require approval of our stockholders or Peabody’s stockholders. For further information regarding the proposed joint venture with Peabody see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	(Decrease) / Increase
	(In thousands)
Coal sales	$570,222	$592,349	$(22,127)
Tons sold	20,976	22,952	(1,976)

On a consolidated basis, coal sales in the second quarter of 2019 were approximately $22.1 million or 3.7% less than in the second quarter of 2018, while tons sold decreased approximately 2.0 million tons or 8.6%. Coal sales from Metallurgical operations increased approximately $2.2 million on increased pricing, largely offset by decreased shipment volume. Powder River Basin coal sales decreased approximately $19.7 million primarily due to decreased volume, and Other Thermal coal sales decreased approximately $1.6 million due to decreased volume partially offset by increased pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$451,088	$474,388	$23,300
Depreciation, depletion and amortization	26,524	30,549	4,025
Accretion on asset retirement obligations	5,137	6,993	1,856
Amortization of sales contracts, net	11	3,248	3,237
Change in fair value of coal derivatives and coal trading activities, net	(8,400)	15,138	23,538
Selling, general and administrative expenses	25,209	24,756	(453)
Costs related to proposed joint venture with Peabody Energy	3,018	—	(3,018)
Loss on sale of Lone Mountain Processing, LLC	4,304	—	(4,304)
Other operating income, net	(3,239)	(7,318)	(4,079)
Total costs, expenses and other	$503,652	$547,754	$44,102

Cost of sales.  Our cost of sales for the second quarter of 2019 decreased approximately $23.3 million or 4.9% versus the second quarter of 2018. The decrease consists primarily of reductions of approximately $9.2 million in purchased coal costs, $7.4 million in transportation costs, $5.9 million in operating taxes and royalties, and $17.8 million due to a relatively larger build in coal inventories. These cost decreases were partially offset by increases of approximately $4.2 million in repairs and supplies costs, $5.0 million in labor related costs, and $4.4 million in other miscellaneous costs primarily related to increased subsidence mitigation costs. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization.  The decrease in depreciation, depletion, and amortization in the second quarter of 2019 versus the second quarter of 2018 is primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligations.  The decrease in accretion on asset retirement obligations in the second quarter of 2019 versus the second quarter of 2018 is related to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the second quarter of 2019 versus the second quarter of 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The increased benefit in the second quarter of 2019 versus the prior year period is primarily related to mark-to-market gains on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets declined during the current quarter, the market value of these positions increased.

Selling, general and administrative expenses.  Selling, general and administrative expenses in the second quarter of 2019 increased versus the second quarter of 2018 due to increased compensation costs.

Loss on sale of Lone Mountain Processing, LLC  Our loss on sale of Lone Mountain Processing, LLC in the current period relates to recognition of certain contingent workers’ compensation liabilities, both occupational disease and traumatic, that may accrue to us as a result of the recent bankruptcy filing by Revelation Energy LLC. For further information regarding the loss on sale of Lone Mountain Processing, LLC see Note 4, “Loss on Sale of Lone Mountain Processing, LLC” to the Condensed Consolidated Financial Statements.

Other operating income, net. The decreased benefit from other operating income, net in the second quarter of 2019 versus the second quarter of 2018 consists primarily of reduced income from equity investments (approximately $0.8 million), the unfavorable impact of mark to market movement on heating oil positions (approximately $5.0 million), and reduced third party transloading income (approximately $1.0 million), partially offset by gain on disposition of certain assets (approximately $3.2 million), and the favorable impact of coal derivative settlements (approximately $0.8 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(1,336)	$68	$(1,404)
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	485
Reorganization items, net	(16)	(740)	724
Total nonoperating expense	$(1,352)	$(1,157)	$(195)

Nonoperating expenses increased in the second quarter of 2019 versus the second quarter of 2018 due to an increase in non-service related pension and postretirement benefit costs partially offset by costs associated with the repricing of our term loan and from Chapter 11 reorganization costs in the prior year period.

Provision for (Benefit from) income taxes. The following table summarizes our Provision for (Benefit from) income taxes during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Provision for (Benefit from) income taxes	$91	$(3,366)	$(3,457)

See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Six Months Ended June 30, 2019 and 2018

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	(Decrease) / Increase
	(In thousands)
Coal sales	$1,125,405	$1,167,644	$(42,239)
Tons sold	41,701	46,616	(4,915)

On a consolidated basis, coal sales in the six months ended June 30, 2019 were approximately $42.2 million or 3.6% less than in the six months ended June 30, 2018, while tons sold decreased approximately 4.9 million tons or 10.5%. Coal sales from Metallurgical operations increased approximately $17.1 million on increased pricing, partially offset by decreased shipment volume. Powder River Basin coal sales decreased approximately $52.4 million primarily due to decreased volume, and Other Thermal coal sales decreased approximately $7.2 million due to decreased volume partially offset by increased pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$889,559	$929,168	$39,609
Depreciation, depletion and amortization	51,797	60,252	8,455
Accretion on asset retirement obligations	10,274	13,985	3,711
Amortization of sales contracts, net	76	6,299	6,223
Change in fair value of coal derivatives and coal trading activities, net	(21,381)	11,724	33,105
Selling, general and administrative expenses	49,298	50,704	1,406
Costs related to proposed joint venture with Peabody Energy	3,018	—	(3,018)
Loss on sale of Lone Mountain Processing, LLC	4,304	—	(4,304)
Other operating income, net	(4,889)	(14,250)	(9,361)
Total costs, expenses and other	$982,056	$1,057,882	$75,826

Cost of sales.  Our cost of sales for the six months ended June 30, 2019 decreased approximately $39.6 million or 4.3% versus the six months ended June 30, 2018. The decrease consists primarily of reductions of approximately $26.1 million in operating taxes and royalties, $11.9 million in purchased coal costs, and $19.8 million due to a relatively larger build in coal inventories. These cost decreases were partially offset by increases of approximately $9.7 million in labor related costs, $3.6 million in transportation costs, and $4.6 million in other miscellaneous costs primarily related to increased subsidence mitigation costs. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization.  The decrease in depreciation, depletion, and amortization in the six months ended June 30, 2019 versus the six months ended June 30, 2018 is primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligations.  The decrease in accretion on asset retirement obligations in the six months ended June 30, 2019 versus the six months ended June 30, 2018 is related to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the six months ended June 30, 2019 versus the six months ended June 30, 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The increased benefit in the six months ended June 30, 2019 versus the prior year period is primarily related to mark-to-market gains on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets declined during the current six month period, the market value of these positions increased.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses in the six months ended June 30, 2019 versus the six months ended June 30, 2018 is primarily due to reduced contractor services costs (approximately $1.5 million).

Loss on sale of Lone Mountain Processing, LLC  Our loss on sale of Lone Mountain Processing, LLC in the current period relates to recognition of certain contingent workers’ compensation liabilities, both occupational disease and traumatic, that may accrue to us as a result of the recent bankruptcy filing by Revelation Energy LLC. For further information regarding the loss on sale of Lone Mountain Processing, LLC see Note 4, “Loss on Sale of Lone Mountain Processing, LLC” to the Condensed Consolidated Financial Statements.

Other operating income, net. The decreased benefit from other operating income, net in the six months ended June 30, 2019 versus the six months ended June 30, 2018 consists primarily of reduced income from equity investments (approximately $3.6 million), the unfavorable impact of mark to market movements on heating oil positions (approximately $4.4 million), and the unfavorable impact of coal derivative settlements in the current period (approximately $2.6 million), partially offset by increased gain on disposition of certain assets (approximately $3.9 million).

Nonoperating Expense.  The following table summarizes our nonoperating expense during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(3,102)	$(1,235)	$(1,867)
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	485
Reorganization items, net	71	(1,041)	1,112
Total nonoperating expense	$(3,031)	$(2,761)	$(270)

Nonoperating expenses increased slightly in the six months ended June 30, 2019 versus the six months ended June 30, 2018 due to an increase in non-service related pension and postretirement benefit costs partially offset by costs associated with the repricing of our term loan and from Chapter 11 reorganization costs in the prior year period.

Provision for (Benefit from) income taxes. The following table summarizes our Provision for (Benefit from) income taxes during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Provision for (Benefit from) income taxes	$161	$(3,910)	$(4,071)

See Note 11, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three Months Ended June 30, 2019 and 2018

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

The following table shows results by operating segment for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Powder River Basin
Tons sold (in thousands)	17,149	18,792	(1,643)	34,289	38,535	(4,246)
Coal sales per ton sold	$12.08	$12.06	$0.02	$12.13	$12.11	$0.02
Cash cost per ton sold	$11.29	$10.66	$(0.63)	$11.14	$10.72	$(0.42)
Cash margin per ton sold	$0.79	$1.40	$(0.61)	$0.99	$1.39	$(0.40)
Adjusted EBITDA (in thousands)	$14,696	$26,491	$(11,795)	$35,279	$53,993	$(18,714)
Metallurgical
Tons sold (in thousands)	1,892	2,009	(117)	3,685	3,764	(79)
Coal sales per ton sold	$115.87	$104.38	$11.49	$117.01	$109.78	$7.23
Cash cost per ton sold	$62.07	$61.33	$(0.74)	$64.60	$64.59	$(0.01)
Cash margin per ton sold	$53.80	$43.05	$10.75	$52.41	$45.19	$7.22
Adjusted EBITDA (in thousands)	$101,936	$86,657	$15,279	$193,470	$170,399	$23,071
Other Thermal
Tons sold (in thousands)	1,916	2,036	(120)	3,602	4,203	(601)
Coal sales per ton sold	$39.09	$36.77	$2.32	$38.85	$36.16	$2.69
Cash cost per ton sold	$33.62	$31.19	$(2.43)	$34.39	$29.82	$(4.57)
Cash margin per ton sold	$5.47	$5.58	$(0.11)	$4.46	$6.34	$(1.88)
Adjusted EBITDA (in thousands)	$10,922	$11,842	$(920)	$17,041	$27,510	$(10,469)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three and six months ended June 30, 2019 declined versus the three and six months ended June 30, 2018, as a result of a decline in volume versus the prior year periods. This volume decline was greatly exacerbated by the impact of flooding on rail performance discussed in the “Overview” above. Pricing increased slightly as the increase in the percentage of higher quality tons sold from scaling back operations at our lower quality Coal Creek mine more than offset the normal year end roll off and replacement of term contracts that had been executed during stronger thermal coal market environments that generally correlate with periods of higher natural gas pricing. Due to market weakness for lower quality Powder River Basin coal, we decided to reduce operations at our Coal Creek mine rather than pursue uneconomic business. We continue to believe this reduction will last at least through the current year, and the resulting change in the mix of tons sold will put upward pressure on both coal sales per ton sold and cash cost per ton sold. Cash cost per ton sold increased due to the volume decrease, but the increase in cash cost per ton sold was mitigated somewhat by reduced repair costs and the reversion of the Federal Black Lung Excise Tax rate to the pre-1986 rates. The current period

Federal Black Lung Excise Tax rate for surface mines is $0.25 per ton or 2% of gross selling price on all domestic sales, versus the prior year period rate of $0.55 per ton sold or 4.4% of gross selling price.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2019, increased from the three and six months ended June 30, 2018 due to improvement in pricing, partially offset by a reduction in the volume of tons sold. Cash cost per ton sold increased slightly in the current quarter and was effectively flat for the first six months of the current year. Given our significant exposure to international metallurgical coal pricing through various indexed and negotiated pricing mechanisms, our coal sales per ton sold continued to be supported by strength in international metallurgical coal markets in the current quarter. Tons sold volume declined slightly due to customer delivery schedules for both coking coal and associated thermal coal. Our cash cost per ton sold for the three months ended June 30, 2019 increased due to the decreased sales volume, some inflationary pressure on labor and materials cost, increased operating tax and royalty costs associated with increased pricing, and increased subsidence mitigation costs at our Leer Mine specific to the current quarter. These cost pressures were partially offset by the benefit of increased production volume.

Our Metallurgical segment sold 1.6 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended June 30, 2019, compared to 1.7 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended June 30, 2018. For the six months ended June 30, 2019, we sold 3.1 million tons of coking coal and 0.6 million tons of associated thermal coal effectively matching the 3.1 million tons of coking coal and 0.6 million tons of associated thermal coal sold in the six months ended June 30, 2018. Longwall operations accounted for approximately 68% of our shipment volume in the three and six months ended June 30, 2019 and 69% of our shipment volume in the three and six months ended June 30, 2018.

Other Thermal — Adjusted EBITDA for the three and six months ended June 30, 2019 decreased versus the three and six months ended June 30, 2018 due to reduced sales volume and increased cash cost of tons sold. Volume decreased in the first six months of the current year primarily due to a planned first quarter reduction at our West Elk operation to accommodate customer delivery schedules and our longwall development requirements, and a reduction at our Coal-Mac operation as higher mining ratios led to a decrease in tons produced. The planned decline in West Elk tons sold volume in the first quarter, which decreased the percentage of tons sold from the lower priced operation, and a year over year increase in pricing at both our West Elk and Coal-Mac operations in the current, quarter drove the increases in coal sales per ton sold in the current three and six month periods. The volume reductions at both West Elk and Coal-Mac resulted in higher cash cost per ton sold.

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

Three Months Ended June 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$210,149	$261,245	$98,205	$623	$570,222
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	(1,036)	—	(1,036)
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	623	623
Transportation costs	2,924	41,963	24,339	—	69,226
Non-GAAP Segment coal sales revenues	$207,225	$219,282	$74,902	$—	$501,409
Tons sold	17,149	1,892	1,916
Coal sales per ton sold	$12.08	$115.87	$39.09

Three Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$229,878	$259,032	$99,814	$3,625	$592,349
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,649	—	1,649
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,625	3,625
Transportation costs	3,176	49,308	23,281	—	75,765
Non-GAAP Segment coal sales revenues	$226,702	$209,724	$74,884	$—	$511,310
Tons sold	18,792	2,009	2,036
Coal sales per ton sold	$12.06	$104.38	$36.77

Six Months Ended June 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$422,878	$514,507	$184,183	$3,837	$1,125,405
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,008	—	1,008
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,837	3,837
Transportation costs	6,930	83,261	43,221	—	133,412
Non-GAAP Segment coal sales revenues	$415,948	$431,246	$139,954	$—	$987,148
Tons sold	34,289	3,685	3,602
Coal sales per ton sold	$12.13	$117.01	$38.85

Six Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$475,306	$497,379	$191,334	$3,625	$1,167,644
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,680	—	2,680
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,625	3,625
Transportation costs	8,655	84,192	36,675	—	129,522
Non-GAAP Segment coal sales revenues	$466,651	$413,187	$151,979	$—	$1,031,817
Tons sold	38,535	3,764	4,203
Coal sales per ton sold	$12.11	$109.78	$36.16

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

Three Months Ended June 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$195,948	$159,419	$88,749	$6,972	$451,088
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(612)	—	—	—	(612)
Transportation costs	2,924	41,963	24,339	—	69,226
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,580	4,580
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,392	2,392
Non-GAAP Segment cash cost of coal sales	193,636	117,456	64,410	—	375,502
Tons sold	17,149	1,892	1,916
Cash Cost Per Ton Sold	$11.29	$62.07	$33.62

Three Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$205,532	$172,548	$86,800	$9,508	$474,388
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	1,968	—	—	—	1,968
Transportation costs	3,176	49,308	23,281	—	75,765
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	6,731	6,731
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,777	2,777
Non-GAAP Segment cash cost of coal sales	$200,388	$123,240	$63,519	$—	$387,147
Tons sold	18,792	2,009	2,036
Cash Cost Per Ton Sold	$10.66	$61.33	$31.19

Six Months Ended June 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$387,594	$321,331	$167,115	$13,519	$889,559
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,251)	—	—	—	(1,251)
Transportation costs	6,930	83,261	43,221	—	133,412
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	8,819	8,819
Other (operating overhead, certain actuarial, etc.)	—	—	—	4,700	4,700
Non-GAAP Segment cash cost of coal sales	$381,915	$238,070	$123,894	$—	$743,879
Tons sold	34,289	3,685	3,602
Cash Cost Per Ton Sold	$11.14	$64.60	$34.39

Six Months Ended June 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$424,059	$327,310	$161,988	$15,811	$929,168
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	2,407	—	—	—	2,407
Transportation costs	8,655	84,192	36,675	—	129,522
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	10,964	10,964
Other (operating overhead, certain actuarial, etc.)	—	—	—	4,847	4,847
Non-GAAP Segment cash cost of coal sales	$412,997	$243,118	$125,313	$—	$781,428
Tons sold	38,535	3,764	4,203
Cash Cost Per Ton Sold	$10.72	$64.59	$29.82

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$62,840	$43,306	$135,581	$103,291
Provision for (benefit from) income taxes	91	(3,366)	161	(3,910)
Interest expense, net	2,287	3,498	4,576	7,620
Depreciation, depletion and amortization	26,524	30,549	51,797	60,252
Accretion on asset retirement obligations	5,137	6,993	10,274	13,985
Amortization of sales contracts, net	11	3,248	76	6,299
Loss on sale of Lone Mountain Processing, LLC	4,304	—	4,304	—
Net loss resulting from early retirement of debt and debt restructuring	—	485	—	485
Non-service related pension and postretirement benefit costs	1,336	(68)	3,102	1,235
Reorganization items, net	16	740	(71)	1,041
Costs associated with proposed joint venture with Peabody Energy	3,018	—	3,018	—
Adjusted EBITDA	105,564	85,385	212,818	190,298
EBITDA from idled or otherwise disposed operations	1,473	2,832	567	5,411
Selling, general and administrative expenses	25,209	24,756	49,298	50,704
Other	(4,692)	12,017	(16,893)	5,489
Segment Adjusted EBITDA from coal operations	$127,554	$124,990	$245,790	$251,902

Other includes income from our equity investments, certain changes in fair value of heating oil and diesel fuel derivatives we use to manage our exposure to diesel fuel pricing, certain changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock, and has subsequently authorized additional amounts bringing the total authorization to $1.05 billion. During the quarter ended June 30, 2019, we repurchased 697,255 shares of our stock for approximately $63.4 million bringing total repurchases to 8,785,402 shares for approximately $725.5 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share, which we increased to $0.40 per share on February 13, 2018. On February 14, 2019, we announced a further increase in the quarterly dividend to $0.45 per share. We paid a dividend of approximately $7.4 million on June 14, 2019 to stockholders of record at the close of business on May 31, 2019, bringing total dividends paid in 2019 to approximately $15.3 million, and total dividends paid since initiation to approximately $70.9 million.

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

On March 7, 2017, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Term Loan Debt Facility see Note 10, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan Debt Facility to, at our option, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding this amendment see Note 10, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, including a table detailing fixed rates and amounts, see Note 10, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

As of June 30, 2019, letters of credit totaling $15.7 million were outstanding under our Extended Securitization Facility with $86.5 million available for borrowings. Additionally, as of June 30, 2019, we had letters of credit totaling $35.6 million outstanding under our Inventory Facility with $14.4 million available for borrowings. For further information regarding the Extended Securitization Facility and the Inventory Facility see Note 10, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On June 30, 2019, we had total liquidity of approximately $508 million including $395 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$225,906	$144,996
Investing activities	(89,693)	(35,326)
Financing activities	(168,721)	(141,682)

Cash Flow

Cash provided by operating activities in the six months ended June 30, 2019 increased from the six months ended June 30, 2018 mainly due to improved results from operations, a large favorable year over year change in working capital, particularly in receivables and payables, and receipt of an approximately $35 million income tax refund in the current year period, partially offset by receipt of an approximately $24 million income tax refund in the prior period.

Cash used in investing activities increased in the six months ended June 30, 2019 versus the six months ended June 30, 2018 primarily due to increased capital expenditures, including approximately $36 million on our Leer South mine development.

Cash used in financing activities in the six months ended June 30, 2019 increased from the six months ended June 30, 2018 primarily due to increased purchases of treasury stock of approximately $27 million.

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

Our sales commitments for 2019 were as follows as of July 24, 2019:

	2019
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.1	$126.45
Committed, North America Unpriced Coking	0.6	—
Committed, Seaborne Priced Coking	2.6	131.63
Committed, Seaborne Unpriced Coking	2.4

Committed, Priced Thermal	1.0	32.50
Committed, Unpriced Thermal	—

Powder River Basin
Committed, Priced	69.1	$12.10
Committed, Unpriced	1.0

Other Thermal
Committed, Priced	7.1	$39.53
Committed, Unpriced	0.7

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at June 30, 2019. The estimated future realization of the value of the trading portfolio is $0.6 million of losses during the remainder of 2019 and $0.5 million of losses during 2020.

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

During the six months ended June 30, 2019, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at June 30, 2019 was near $0.0 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the six months ended June 30, 2019, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.7 million to $1.9 million. The linear mean of each daily VaR was $1.3 million. The final VaR at June 30, 2019 was $1.1 million.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 47 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and NYMEX gulf coast diesel swaps and options. At June 30, 2019, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2019 with approximately 10 million gallons of heating oil call options with an average strike price of $2.34 per gallon and 12 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.91 per gallon. Additionally, we have protected approximately 22% of our expected 2020 purchases using gulf coast diesel call options with an average strike price of $2.30 per gallon. At June 30, 2019, we had outstanding heating oil call options and NYMEX gulf coast swaps and options of approximately 32 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The joint venture with Peabody may not be completed in a timely manner, or at all.
There can be no assurance that the joint venture with Peabody will be completed in a timely manner, or at all. Formation of the joint venture is subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. It is not certain that these closing conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully enter into the joint venture.
We face risks and uncertainties due both to the pendency of the joint venture transaction as well as the potential failure to consummate the joint venture in a timely manner, or at all, including:

•	we may not realize any or all of the potential benefits of the joint venture, including expected synergies;

•	we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the joint venture, even if it is not consummated;

•	if the Implementation Agreement is terminated by us before we complete the joint venture, under certain circumstances, we may be required to pay a termination fee to Peabody of up to $40.0 million;

•	the pending joint venture transaction could have an adverse impact on our relationships with employees, customers and suppliers; and

•	the attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition or results of operations.

There are risks associated with the conduct of joint ventures or joint operations.

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, including the pending joint venture with Peabody, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our business, financial condition or results of operations:

•	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;

•	inability to control certain strategic decisions made in respect of properties;

•	ability of partners to block actions that we believe to be in our or the joint venture’s best interests;

•	inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and

•	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

To the extent that we are not the operator of a joint venture or joint operation properties, the success of such operations will be beyond our control. In many cases we will be bound by the decisions made by the operator in the operation of such property, and will rely on the operator to manage the property and to provide accurate information related to such property. We can provide no assurance that all decisions of operators of properties we do not control will achieve the expected results.

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

The table below represents all share repurchases for the three months ended June 30, 2019:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands) (1)
April 1 through April 30, 2019	311,019	$91.63	311,019	$359,369
May 1 through May 31, 2019	217,246	$91.58	217,246	$339,475
June 1 through June 30, 2019	168,990	$88.76	168,990	$324,475
Total	697,255	$90.92	697,255

As of June 30, 2019, we had repurchased 8,785,402 shares at an average share price of $82.58 per share for an aggregate purchase price of approximately $726 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is approximately $324 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2019.

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

2.3
Implementation Agreement between Peabody Energy Corporation and Arch Coal, Inc. dated June 18, 2019 (incorporated by reference to Exhibit 2.1 of Arch Coal’s Current Report on Form 8-K/A filed on June 19, 2019).

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

10.9
Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (to be filed herewith).

48

10.10
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

10.12
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

10.15
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

10.17
Registration Rights Agreement between Arch Coal and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Coal’s Current Report on Form 8-K filed on November 21, 2016)

10.18
Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.19
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

10.26*
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

10.35*
Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.37 to Arch Coal’s Annual Report on Form 10-K for the year ended 2018).

31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit.
101	Interactive Data File (Form 10-Q for the three and six months ended June 30, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

July 24, 2019

