Form 10-Q
period 2019-09-30
ARCH COAL INC
filed 2019-10-22
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________
FORM 10-Q
(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
At October 18, 2019, there were 15,041,754 shares of the registrant’s common stock outstanding.

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Arch Coal, Inc. and Subsidiaries Condensed Consolidated Income Statements (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$619,467	$633,180	$1,744,872	$1,800,824
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	491,004	482,029	1,380,563	1,411,197
Depreciation, depletion and amortization	30,402	31,775	82,199	92,027
Accretion on asset retirement obligations	5,137	6,992	15,411	20,977
Amortization of sales contracts, net	(153)	3,241	(77)	9,540
Change in fair value of coal derivatives and coal trading activities, net	1,530	10,418	(19,851)	22,142
Selling, general and administrative expenses	24,566	22,909	73,864	73,613
Costs related to proposed joint venture with Peabody Energy	3,754	—	6,772	—
Loss on sale of Lone Mountain Processing, LLC	—	—	4,304	—
Preference Rights Lease Application settlement income	(39,000)	—	(39,000)	—
Other operating income, net	(4,254)	(7,070)	(9,143)	(21,320)
	512,986	550,294	1,495,042	1,608,176

Income from operations	106,481	82,886	249,830	192,648
Interest expense, net
Interest expense	(4,049)	(5,179)	(12,856)	(15,624)
Interest and investment income	3,709	1,801	7,940	4,626
	(340)	(3,378)	(4,916)	(10,998)

Income before nonoperating expenses	106,141	79,508	244,914	181,650

Nonoperating (expenses) income
Non-service related pension and postretirement benefit (costs) credits	975	(971)	(2,127)	(2,206)
Net loss resulting from early retirement of debt and debt restructuring	—	—	—	(485)
Reorganization items, net	—	(560)	71	(1,601)
	975	(1,531)	(2,056)	(4,292)

Income before income taxes	107,116	77,977	242,858	177,358
Provision for (benefit from) income taxes	347	(45,215)	508	(49,125)
Net income	$106,769	$123,192	$242,350	$226,483

Net income per common share
Basic earnings per common share	$6.79	$6.40	$14.61	$11.27
Diluted earnings per common share	$6.34	$6.10	$13.66	$10.76

Weighted average shares outstanding
Basic weighted average shares outstanding	15,736	19,250	16,591	20,102
Diluted weighted average shares outstanding	16,852	20,208	17,744	21,040

Dividends declared per common share	$0.45	$0.40	$1.35	$1.20
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$106,769	$123,192	$242,350	$226,483

Derivative instruments
Comprehensive income (loss) before tax	(2,360)	64	(2,421)	(5,672)
Income tax benefit (provision)	—	—	—	—
	(2,360)	64	(2,421)	(5,672)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(4,019)	2,736	(1,117)	6,389
Income tax benefit (provision)	—	—	—	—
	(4,019)	2,736	(1,117)	6,389
Available-for-sale securities
Comprehensive income (loss) before tax	(98)	102	553	(379)
Income tax benefit (provision)	—	—	—	—
	(98)	102	553	(379)

Total other comprehensive income (loss)	(6,477)	2,902	(2,985)	338
Total comprehensive income	$100,292	$126,094	$239,365	$226,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$175,428	$264,937
Short term investments	176,056	162,797
Trade accounts receivable	206,149	200,904
Other receivables	24,291	48,926
Inventories	171,543	125,470
Other current assets	113,502	75,749
Total current assets	866,969	878,783
Property, plant and equipment, net	889,295	834,828
Other assets
Equity investments	107,543	104,676
Other noncurrent assets	70,793	68,773
Total other assets	178,336	173,449
Total assets	$1,934,600	$1,887,060
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$166,129	$128,024
Accrued expenses and other current liabilities	161,939	183,514
Current maturities of debt	11,925	17,797
Total current liabilities	339,993	329,335
Long-term debt	292,781	300,186
Asset retirement obligations	238,440	230,304
Accrued pension benefits	12,491	16,147
Accrued postretirement benefits other than pension	78,308	83,163
Accrued workers’ compensation	174,118	174,303
Other noncurrent liabilities	93,033	48,801
Total liabilities	1,229,164	1,182,239

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,050 and 25,047 shares at September 30, 2019 and December 31, 2018, respectively	250	250
Paid-in capital	734,829	717,492
Retained earnings	746,928	527,666
Treasury stock, 9,955 shares and 7,216 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(816,882)	(583,883)
Accumulated other comprehensive income	40,311	43,296
Total stockholders’ equity	705,436	704,821
Total liabilities and stockholders’ equity	$1,934,600	$1,887,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Operating activities
Net income	$242,350	$226,483
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	82,199	92,027
Accretion on asset retirement obligations	15,411	20,977
Amortization of sales contracts, net	(77)	9,540
Deferred income taxes	13,680	(22,999)
Employee stock-based compensation expense	17,305	12,161
Gains on disposals and divestitures, net	(818)	(54)
Net loss resulting from early retirement of debt and debt restructuring	—	485
Amortization relating to financing activities	2,757	3,300
Preference Rights Lease Application settlement income	(39,000)	—
Changes in:
Receivables	(4,622)	(5,983)
Inventories	(46,073)	(34,918)
Accounts payable, accrued expenses and other current liabilities	1,569	(24,762)
Income taxes, net	32,440	(1,942)
Other	16,932	(8,200)
Cash provided by operating activities	334,053	266,115
Investing activities
Capital expenditures	(137,396)	(55,742)
Minimum royalty payments	(1,187)	(522)
Proceeds from disposals and divestitures	1,799	512
Purchases of short term investments	(158,578)	(140,097)
Proceeds from sales of short term investments	146,170	133,400
Investments in and advances to affiliates, net	(4,810)	(1,817)
Cash used in investing activities	(154,002)	(64,266)
Financing activities
Payments on term loan due 2024	(2,250)	(2,250)
Net payments on other debt	(12,077)	(10,286)
Debt financing costs	—	(1,009)
Net loss resulting from early retirement of debt and debt restructuring	—	(50)
Dividends paid	(22,264)	(23,966)
Purchases of treasury stock	(232,999)	(192,221)
Other	30	10
Cash used in financing activities	(269,560)	(229,772)
Decrease in cash and cash equivalents, including restricted cash	(89,509)	(27,923)
Cash and cash equivalents, including restricted cash, beginning of period	264,937	273,602
Cash and cash equivalents, including restricted cash, end of period	$175,428	$245,679

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$175,428	$245,679
Restricted cash	—	—
	$175,428	$245,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total
	(In thousands)
Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

Dividends on common shares ($0.45/share)	—	—	(7,696)	—	—	(7,696)
Total comprehensive income	—	—	62,840	—	398	63,238
Employee stock-based compensation	—	5,822	—	—	—	5,822
Purchase of 697,255 shares of common stock under share repurchase program	—	—	—	(63,392)	—	(63,392)
Warrants exercised	—	31	—	—	—	31
Balances at June 30, 2019	$250	$728,996	$647,440	$(725,524)	$46,788	$697,950

Dividends on common shares ($0.45/share)	—	—	(7,281)	—	—	(7,281)
Total comprehensive income	—	—	106,769	—	(6,477)	100,292
Employee stock-based compensation	—	5,833	—	—	—	5,833
Purchase of 1,169,597 shares of common stock under share repurchase program	—	—	—	(91,358)	—	(91,358)
Balances at September 30, 2019	$250	$734,829	$746,928	$(816,882)	$40,311	$705,436

Arch Coal, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In	Retained	Stock at	Comprehensive
	Stock	Capital	Earnings	Cost	Income	Total
	(In thousands)
Balances, January 1, 2018	$250	$700,125	$247,232	$(302,109)	$20,367	$665,865
Dividends on common shares ($0.40/share)	—	—	(8,553)	—	—	(8,553)
Total comprehensive income	—	—	59,985	—	5,899	65,884
Employee stock-based compensation	—	3,845	—	—	—	3,845
Purchase of 407,091 shares of common stock under share repurchase program	—	—	—	(38,589)	—	(38,589)
Warrants exercised	—	10	—	—	—	10
Balances at March 31, 2018	$250	$703,980	$298,664	$(340,698)	$26,266	$688,462

Dividends on common shares ($0.40/share)	—	—	(8,217)	—	—	(8,217)
Total comprehensive income	—	—	43,306	—	(8,463)	34,843
Employee stock-based compensation	—	4,147	—	—	—	4,147
Purchase of 960,105 shares of common stock under share repurchase program	—	—	—	(78,287)	—	(78,287)
Warrants exercised	—	—	—	—	—	—
Balances at June 30, 2018	$250	$708,127	$333,753	$(418,985)	$17,803	$640,948

Dividends on common shares ($0.40/share)	—	—	(7,823)	—	—	(7,823)
Total comprehensive income	—	—	123,192	—	2,902	126,094
Employee stock-based compensation	—	4,168	—	—	—	4,168
Purchase of 870,358 shares of common stock under share repurchase program	—	—	—	(76,247)	—	(76,247)
Balances at September 30, 2018	$250	$712,295	$449,122	$(495,232)	$20,705	$687,140

Arch Coal, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Coal, Inc. (“Arch Coal”) and its subsidiaries (“Arch” or the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, “Leases” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The ASU was subsequently amended by ASU 2018-01, “Land Easements Practical Expedient for Transition to Topic 842;” ASU 2018-10, “Codification Improvements to Topic 842, Leases;” and ASU 2018-11, “Targeted Improvements.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the term of the lease, on a generally straight line basis. Leases of mineral reserves and related land leases have been exempted from the standard. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the option to not restate comparative periods in transition and also elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Company will continue its current policy for accounting for land easements as executory contracts. The adoption of the standard had no impact on the Company’s consolidated income statement or statement of cash flows.

In April 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The new guidance shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The new guidance does not change the accounting for purchased callable debt securities held at a discount. The Company adopted ASU 2017-08 effective January 1, 2019 with no impact on the Company’s financial statements.

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

3. Joint Venture with Peabody Energy

On June 18, 2019, Arch Coal entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody Energy Corporation (“Peabody”), to establish a joint venture that will combine the respective Powder River Basin and Colorado mining operations of Arch Coal and Peabody. Pursuant to the terms of the Implementation Agreement, Arch Coal will hold a 33.5% economic interest, and Peabody will hold a 66.5% economic interest in the joint venture. At the closing of the joint venture transaction, certain of the respective subsidiaries of Arch Coal and Peabody will enter into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, the governance of the joint venture will be overseen by the joint venture’s board of managers, which will initially be comprised of three representatives appointed by Peabody and two representatives appointed by Arch. Decisions of the board of managers will be determined by a majority vote subject to certain specified matters set forth in the LLC Agreement that will require a supermajority vote. Peabody, or one of its affiliates, will initially be appointed as the operator of the joint venture and will manage the day-to-day operations of the joint venture, subject to the supervision of the joint venture’s board of managers.

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

The Company has incurred expenses of $3.8 million and $6.8 million for the three and nine months ended September 30, 2019 related to the regulatory approval process related to the joint venture.

4. Loss on Sale of Lone Mountain Processing, LLC

On September 14, 2017, the Company sold Lone Mountain Processing, LLC and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC, and recorded a gain on the transaction in that year of $21.3 million. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC, filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company has recorded a $4.3 million charge for these claims during the second quarter of 2019.
5. Preference Rights Lease Application Settlement Income

The Company recorded a $39.0 million gain during the quarter related to a settlement with the United States Department of Interior over a long-standing dispute, dating back to the 1970’s, on the valuation and disposition of Preference Rights Lease Application that Arch controlled in northwestern New Mexico with a joint venture partner. As part of the settlement, Arch will receive $67.0 million in the form of royalty credits on its federal coal leases which will be used to settle 50% of the Company’s monthly royalty obligations. The Company expects to realize the royalty credits beginning in September 2019 through the next 18-24 months depending on market conditions. Additionally, as part of the settlement, Arch will make a one-time payment of $27.0 million during October 2019 to its’ partner in the venture for their ownership interest in the underlying mineral reserves, as well as pay $1.0 million in closing fees.

6. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income (“AOCI”):

		Pension,
		Postretirement
		and Other		Accumulated
		Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income
	(In thousands)
Balance at December 31, 2018	$3,328	$40,311	$(343)	$43,296
Unrealized gains	3,836	1,745	603	6,184
Amounts reclassified from AOCI	(6,257)	(2,862)	(50)	(9,169)
Balance at September 30, 2019	$907	$39,194	$210	$40,311

    The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
Details About AOCI Components	2019	2018	2019	2018	Line Item in the Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$2,963	$(4,824)	$5,067	$(4,824)	Revenues
Interest rate hedges	161	265	1,190	753	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$3,124	$(4,559)	$6,257	$(4,071)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net	$2,236	$—	$2,236	$—	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	197	613	626	1,984	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$2,433	$613	$2,862	$1,984	Net of tax

Available-for-sale securities	$35	$8	$50	$24	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$35	$8	$50	$24	Net of tax

7. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Coal	$79,746	$40,982
Repair parts and supplies	91,797	84,488
	$171,543	$125,470

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $1.7 million at September 30, 2019 and $0.6 million at December 31, 2018.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2019
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$64,930	$52	$(17)	$64,965	$64,965	$—
Corporate notes and bonds	110,917	275	(101)	111,091	111,091	—
Total Investments	$175,847	$327	$(118)	$176,056	$176,056	$—

	December 31, 2018
					Balance Sheet
					Classification
		Gross Unrealized		Fair	Short-Term	Other
	Cost Basis	Gains	Losses	Value	Investments	Assets
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$100,003	$11	$(126)	$99,888	$99,888	$—
Corporate notes and bonds	63,137	4	(232)	62,909	62,909	—
Total Investments	$163,140	$15	$(358)	$162,797	$162,797	$—

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $51.7 million and $115.2 million at September 30, 2019 and December 31, 2018, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $32.4 million at September 30, 2019 and December 31, 2018, respectively. The unrealized losses in the Company’s portfolio at September 30, 2019 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2019 have maturity dates ranging from the fourth quarter of 2019 through the first quarter of 2021. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 40 to 47 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At September 30, 2019, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2019 with approximately 4 million gallons of heating oil call options with an average strike price of $2.30 per gallon and 6 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.92 per gallon. Additionally, the Company has protected approximately 34% of its expected 2020 purchases using gulf coast diesel call options with an average strike price of $2.24 per gallon. At September 30, 2019, the Company had outstanding heating oil call options and NYMEX gulf coast swaps and options of approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At September 30, 2019, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2019	2020	Total
Coal sales	607	668	1,275
Coal purchases	385	337	722

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.2 million of losses during the remainder of 2019 and $0.6 million of losses during 2020.

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

	September 30, 2019			December 31, 2018
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$3,842	$(671)		$2,342	$(805)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	383	(629)		532	—
Coal -- held for trading purposes	20,116	(20,925)		10,329	(10,701)
Coal -- risk management	18,305	(11,067)		5,672	(19,579)
Natural gas	—	—		4	(4)
Total	$38,804	$(32,621)		$16,537	$(30,284)
Total derivatives	$42,646	$(33,292)		$18,879	$(31,089)
Effect of counterparty netting	(32,663)	32,663		(17,801)	17,801
Net derivatives as classified in the balance sheets	$9,983	$(629)	$9,354	$1,078	$(13,288)	$(12,210)

		September 30, 2019	December 31, 2018
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$9,983	$1,078
Coal	Accrued expenses and other current liabilities	(629)	(13,288)
		$9,354	$(12,210)

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $1.9 million and $24.7 million at September 30, 2019 and December 31, 2018, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2019	2018	2019	2018
Coal sales	(1)	$225	$(4,631)	$2,963	$(6,996)
Coal purchases	(2)	(34)	424	—	2,171
Totals		$191	$(4,207)	$2,963	$(4,825)

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended September 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments (in thousands)
Three Months Ended September 30,

		Gain (Loss) Recognized
		2019	2018
Coal trading — realized and unrealized	(3)	$(127)	$(928)
Coal risk management — unrealized	(3)	(1,417)	(9,486)
Natural gas trading— realized and unrealized	(3)	14	(4)
Change in fair value of coal derivatives and coal trading activities, net total		$(1,530)	$(10,418)

Coal risk management— realized	(4)	$3,216	$(2,537)
Heating oil — diesel purchases	(4)	$(1,670)	$719
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2019	2018	2019	2018
Coal sales	(1)	$9,472	$(14,862)	$5,750	$(6,996)
Coal purchases	(2)	(940)	2,587	(686)	2,171
Totals		$8,532	$(12,275)	$5,064	$(4,825)

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the nine month periods ended September 30, 2019 and 2018.

Derivatives Not Designated as Hedging Instruments (in thousands)
Nine Months Ended September 30,

		Gain (Loss) Recognized
		2019	2018
Coal trading — realized and unrealized	(3)	$(1,228)	$14
Coal risk management — unrealized	(3)	21,145	(22,116)
Natural gas trading— realized and unrealized	(3)	(66)	(40)
Change in fair value of coal derivatives and coal trading activities, net total		$19,851	$(22,142)

Coal risk management— realized	(4)	$(2,076)	$(5,217)
Heating oil — diesel purchases	(4)	$(2,402)	$4,394
____________________________________________________________
Location in statement of operations:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating (income) expense, net

Based on fair values at September 30, 2019, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $3.1 million.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Payroll and employee benefits	$49,566	$57,166
Taxes other than income taxes	71,738	75,017
Interest	131	156
Acquired sales contracts	203	570
Workers’ compensation	18,053	20,044
Asset retirement obligations	12,297	13,113
Other	9,951	17,448
	$161,939	$183,514

11. Debt and Financing Arrangements

	September 30,	December 31,
	2019	2018
	(In thousands)
Term loan due 2024 ($292.5 million face value)	$291,524	$293,626
Other	18,471	30,449
Debt issuance costs	(5,289)	(6,092)
	304,706	317,983
Less: current maturities of debt	11,925	17,797
Long-term debt	$292,781	$300,186

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period, and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2019, letters of credit totaling $15.5 million were outstanding under the facility with $92.6 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of September 30, 2019, letters of credit totaling $35.9 million were outstanding under the facility with $14.1 million available for borrowings.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of September 30, 2019:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 28, 2019	2.025%	1-month LIBOR	June 30, 2020
$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at September 30, 2019 is a liability of $3.4 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.2 million and $1.2 million of gains during the three and nine months ended September 30, 2019, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

12. Income Taxes

A reconciliation of the statutory federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Income tax provision at statutory rate	$22,494	$16,375	$51,000	$37,245
Percentage depletion allowance	(6,347)	(5,964)	(14,111)	(13,059)
State taxes, net of effect of federal taxes	1,825	4,528	3,668	5,865
Change in valuation allowance	(19,120)	(44,278)	(42,925)	(62,234)
Current expense associated with uncertain tax positions	1,495	511	2,932	(599)
Impact of Tax Cuts and Jobs Act of 2017	—	(19,780)	—	(19,780)
Other, net	—	3,393	(56)	3,437
Provision for (benefit from) income taxes	$347	$(45,215)	$508	$(49,125)

During the prior year quarter, the IRS completed an audit of alternative minimum tax (“AMT”) net operating loss carryback claims the Company filed in prior periods. In addition, the Company filed an amended 2016 return which changed the amount of available tax attributes and the mix used to offset its bankruptcy cancellation of indebtedness income as of January 1, 2017. As a result, the Company increased AMT credits and reduced other tax attributes as of that date that were available for attribute reduction. The AMT credits did not require a valuation allowance to be recorded against them due to the law changes enacted as part of the Tax Cut and Jobs Act of 2017 (the “Act”), while the Company’s other tax attributes are fully offset by a valuation allowance. The associated valuation allowance released related to the shift in attributes reflects what the Company believes will be realized. The Company anticipates all AMT credits will be converted to cash in the next five years as provided by the Act. In total, these changes resulted in a recorded benefit from income taxes of $45.2 million, which was net of a $24.9 million uncertain tax position charge.
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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2019.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$176,056	$64,965	$111,091	$—
Derivatives	9,983	8,366	1,234	383
Total assets	$186,039	$73,331	$112,325	$383
Liabilities:
Derivatives	$4,071	$—	$4,130	$(59)

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Balance, beginning of period	$755	$532
Realized and unrealized gains recognized in earnings, net	(1,252)	(1,794)
Purchases	562	1,562
Issuances	(45)	(45)
Settlements	422	187
Ending balance	$442	$442

Net unrealized losses of $1.0 million and $1.9 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three and nine months ended September 30, 2019, respectively, related to Level 3 financial instruments held on September 30, 2019.

Fair Value of Long-Term Debt

At September 30, 2019 and December 31, 2018, the fair value of the Company’s debt, including amounts classified as current, was $306.9 million and $318.6 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

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

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,736	19,250	16,591	20,102
Effect of dilutive securities	1,116	958	1,153	938
Diluted weighted average shares outstanding	16,852	20,208	17,744	21,040

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

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,670	$1,860	$5,008	$5,580
Interest cost(1)	1,354	1,196	4,062	3,585
Total occupational disease	$3,024	$3,056	$9,070	$9,165
Traumatic injury claims and assessments	2,088	(2,069)	6,642	3,130
Total workers’ compensation expense	$5,112	$987	$15,712	$12,295

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

16. Employee Benefit Plans
The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest cost(1)	$1,922	$2,376	$6,439	$6,917
Expected return on plan assets(1)	(2,699)	(2,906)	(8,146)	(9,067)
Pension settlement(1)	(197)	(613)	(626)	(1,984)
Amortization of prior service costs (credits)	4	—	4	—
Net benefit credit	$(970)	$(1,143)	$(2,329)	$(4,134)

The following table details the components of other postretirement benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service cost	$120	$140	$360	$419
Interest cost(1)	876	918	2,629	2,755
Amortization of other actuarial losses (gains)	(2,236)	—	(2,236)	—
Net benefit cost (credit)	$(1,240)	$1,058	$753	$3,174

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

In addition, the Company is a party to numerous other claims and lawsuits with respect to various matters. The ultimate resolution of any such legal matter could result in outcomes that may be materially different from amounts the Company has accrued for such matters. The Company believes it has recorded adequate reserves for these matters.

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

Operating segment results for the three and nine months ended September 30, 2019 and 2018, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2019
Revenues	$269,967	$254,493	$94,052	$955	$619,467
Adjusted EBITDA	50,153	70,814	16,659	(31,005)	106,621
Depreciation, depletion and amortization	5,956	19,962	3,852	632	30,402
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	236,656	609,378	148,994	939,572	1,934,600
Capital expenditures	5,402	36,475	6,837	738	49,452

Three Months Ended September 30, 2018
Revenues	$261,927	$236,328	$130,663	$4,262	$633,180
Adjusted EBITDA	48,646	81,250	25,200	(30,202)	124,894
Depreciation, depletion and amortization	9,114	18,106	3,924	631	31,775
Accretion on asset retirement obligation	4,885	469	565	1,073	6,992
Total assets	374,092	561,989	127,904	933,637	1,997,622
Capital expenditures	3,458	17,827	3,332	1,076	25,693

Nine Months Ended September 30, 2019
Revenues	$692,845	$769,000	$278,235	$4,792	$1,744,872
Adjusted EBITDA	85,433	264,284	33,699	(63,977)	319,439
Depreciation, depletion and amortization	15,702	53,687	10,976	1,834	82,199
Accretion on asset retirement obligation	9,406	1,592	1,810	2,603	15,411
Total assets	236,656	609,378	148,994	939,572	1,934,600
Capital expenditures	19,026	98,849	16,299	3,222	137,396

Nine Months Ended September 30, 2018
Revenues	$737,233	$733,707	$321,997	$7,887	$1,800,824
Adjusted EBITDA	102,639	251,649	52,710	(91,806)	315,192
Depreciation, depletion and amortization	25,841	53,109	11,459	1,618	92,027
Accretion on asset retirement obligation	14,656	1,406	1,696	3,219	20,977
Total assets	374,092	561,989	127,904	933,637	1,997,622
Capital expenditures	7,221	35,555	7,097	5,869	55,742

A reconciliation of net income to adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$106,769	$123,192	$242,350	$226,483
Provision for (benefit from) income taxes	347	(45,215)	508	(49,125)
Interest expense, net	340	3,378	4,916	10,998
Depreciation, depletion and amortization	30,402	31,775	82,199	92,027
Accretion on asset retirement obligations	5,137	6,992	15,411	20,977
Amortization of sales contracts, net	(153)	3,241	(77)	9,540
Loss on sale of Lone Mountain Processing, LLC	—	—	4,304	—
Preference Rights Lease Application (PRLA) settlement income	(39,000)	—	(39,000)	—
Net loss resulting from early retirement of debt and debt restructuring	—	—	—	485
Non-service related pension and postretirement benefit costs	(975)	971	2,127	2,206
Reorganization items, net	—	560	(71)	1,601
Costs associated with proposed joint venture with Peabody Energy	3,754	—	6,772	—
Adjusted EBITDA	$106,621	$124,894	$319,439	$315,192

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2019
North America revenues	$269,967	$63,755	$47,571	$955	$382,248
Seaborne revenues	—	190,738	46,481	—	237,219

Total revenues	$269,967	$254,493	$94,052	$955	$619,467

Three Months Ended September 30, 2018
North America revenues	$261,927	$49,698	$56,051	$4,262	$371,938
Seaborne revenues	—	186,630	74,612	—	261,242

Total revenues	$261,927	$236,328	$130,663	$4,262	$633,180

Nine Months Ended September 30, 2019
North America revenues	$692,845	$163,317	$141,985	$4,792	$1,002,939
Seaborne revenues	—	605,683	136,250	—	741,933

Total revenues	$692,845	$769,000	$278,235	$4,792	$1,744,872

Nine Months Ended September 30, 2018
North America revenues	$735,322	$117,699	$140,265	$7,887	$1,001,173
Seaborne revenues	1,911	616,008	181,732	—	799,651

Total revenues	$737,233	$733,707	$321,997	$7,887	$1,800,824

As of September 30, 2019, the Company has outstanding performance obligations for the remainder of 2019 of 17.3 million tons of fixed price contracts and 1.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2019 of approximately 96.8 million tons of fixed price contracts and 6.0 million tons of variable price contracts.

20. Leases

The Company has operating leases for mining equipment, office equipment and office space with remaining lease terms ranging from less than 1 year to approximately 8 years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the ROU assets and lease liabilities using its’ secured incremental borrowing rate at the lease commencement date. The Company currently does not have any finance leases outstanding.

Information related to leases was as follows:

Three Months Ended September 30, 2019
(In thousands)
Operating lease information:
Operating lease cost	$1,071
Operating cash flows from operating leases	1,078
Weighted average remaining lease term in years	6.19
Weighted average discount rate	5.5%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year	Amount
(In thousands)
2019	$1,024
2020	3,616
2021	3,367
2022	3,292
2023	3,261
Thereafter	11,153
Total minimum lease payments	$25,713
Less imputed interest	(4,725)

Total operating lease liability	$20,988

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,713
Other noncurrent liabilities	18,275

Total operating lease liability	$20,988

At September 30, 2019, the Company had a $20.3 million ROU operating lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

21. Subsequent Events

During September 2019, the Company entered into a definitive agreement to acquire 20 million tons of low-cost, high quality, High-Vol A coking coal reserves directly adjacent to its Leer mine for $52.5 million. The reserves are contiguous to the existing Leer mine reserves and accessible underground by the longwall operation without meaningful incremental capital. The reserve addition is expected to extend the life of the Leer mine approximately six years.

Closing of the transaction is subject to title work and satisfaction of closing conditions and is anticipated to close during the fourth quarter of 2019.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from our emergence from Chapter 11 bankruptcy protection; from changes in the demand for our coal by the domestic electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan; from our ability to successfully integrate the operations that we acquire; from our ability to complete the joint venture transaction with Peabody Energy Corporation (“Peabody”) in a timely manner, including obtaining regulatory approvals and satisfying other closing conditions; from our ability to achieve the expected synergies from the joint venture; from our ability to successfully integrate the operations of certain mines in the joint venture; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Form 10-Q filings.

Overview

Our results for the third quarter of 2019 were impacted by a softening of metallurgical coal markets, and domestic and international thermal coal markets faced continued pressure. Metallurgical coal markets weakened in the third quarter of 2019, as global economic growth slowed. Declining margins for steel producers have led to announced production curtailments, particularly in Europe, that have negatively impacted spot demand for coking coal as well as prompt and forward coking coal prices. We believe the current softness in coking coal pricing is demand driven, and that higher cost marginal production sources will be pressured at current prompt and forward pricing levels. Global capital investment in new production capacity has been limited, and the current pricing environment will likely further limit capital investment. We believe that this long term limited capital investment in the industry and pressure on marginal production sources will provide support to coking coal markets in the long term. The ongoing implementation of tariffs and trade disputes appear to be contributing factors in the slowing of global economic growth, particularly in Europe and China.

Demand for domestic thermal coal in the current quarter benefited from the normal summer seasonal increase in demand and recovery from the negative impacts of flooding in the High Plains and Midwest that disrupted rail transportation in the first half of the year. Current quarter natural gas pricing remained meaningfully lower than during the prior year quarter due to increased production and higher levels of storage for the competing fuel. The low natural gas pricing served to mute the seasonal increase in thermal coal demand. By the end of the current quarter, generator coal stockpiles rose above historically normal levels based on days of burn. International thermal coal market pricing remained at depressed levels that are uneconomic for effectively all of our thermal operations. However, the forward positions we entered into in previous periods allowed our operations to continue to economically ship coal into these markets throughout the current quarter.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	(Decrease) / Increase
	(In thousands)
Coal sales	$619,467	$633,180	$(13,713)
Tons sold	26,257	26,063	194

On a consolidated basis, coal sales in the third quarter of 2019 were approximately $13.7 million or 2.2% less than in the third quarter of 2018, while tons sold increased approximately 0.2 million tons or 0.7%. Coal sales from Metallurgical operations increased approximately $18.2 million on increased shipment volume, offset by decreased pricing. Powder River Basin coal sales increased approximately $8.0 million due to increased volume, and Other Thermal coal sales decreased approximately $36.6 million due to decreased volume and pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$491,004	$482,029	$(8,975)
Depreciation, depletion and amortization	30,402	31,775	1,373
Accretion on asset retirement obligations	5,137	6,992	1,855
Amortization of sales contracts, net	(153)	3,241	3,394
Change in fair value of coal derivatives and coal trading activities, net	1,530	10,418	8,888
Selling, general and administrative expenses	24,566	22,909	(1,657)
Costs related to proposed joint venture with Peabody Energy	3,754	—	(3,754)
Preference Rights Lease Application settlement income	(39,000)	—	39,000
Other operating income, net	(4,254)	(7,070)	(2,816)
Total costs, expenses and other	$512,986	$550,294	$37,308

Cost of sales.  Our cost of sales for the third quarter of 2019 increased approximately $9.0 million or 1.9% versus the third quarter of 2018. The increase consists primarily of additional repairs and supplies costs of approximately $12.1 million, $11.1 million due to a draw down of coal inventory versus a build in coal inventories in the prior year quarter, and $7.2 million in additional labor related costs. These cost increases were partially offset by reductions of approximately $7.0 million in purchased coal costs, $3.7 million in transportation costs, and $8.3 million in operating taxes and royalties. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization.  The decrease in depreciation, depletion, and amortization in the third quarter of 2019 versus the third quarter of 2018 is primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligations.  The decrease in accretion on asset retirement obligations in the third quarter of 2019 versus the third quarter of 2018 is related to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the third quarter of 2019 versus the third quarter of 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The decreased cost in the third quarter of 2019 versus the prior year period is primarily related to reduced mark-to-market losses on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets were largely flat during the current quarter, versus rising in the prior year quarter, the market value decrease of these positions was significantly less in the current year quarter.

Selling, general and administrative expenses.  Selling, general and administrative expenses in the third quarter of 2019 increased versus the third quarter of 2018 due primarily to increased compensation costs of approximately $0.6 million and increased contractor services of approximately $0.4 million.

Costs related to proposed joint venture with Peabody Energy.  On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. For further information on our proposed joint venture with Peabody Energy see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Preference Rights Lease Application (PRLA) settlement income.  Our PRLA settlement income relates to a settlement with the United States Department of Interior over a long-standing dispute on the valuation and disposition of a PRLA that Arch controlled in northwestern New Mexico. For further information on our PRLA settlement income see Note 5, “Preference Rights Lease Application Settlement Income” to the Condensed Consolidated Financial Statements.

Other operating income, net. The decreased benefit from other operating income, net in the third quarter of 2019 versus the third quarter of 2018 consists primarily of reduced income from equity investments of approximately $1.0 million, the unfavorable impact of mark to market movement on heating oil positions of approximately $2.4 million, reduced royalty income of approximately $1.1 million, and reduced settlements and gains on dispositions of certain assets of approximately $1.7 million, partially offset by the favorable impact of coal derivative settlements of approximately $5.8 million.

Nonoperating (expenses) income.  The following table summarizes our nonoperating expense during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$975	$(971)	$1,946
Reorganization items, net	—	(560)	560
Total nonoperating (expenses) income	$975	$(1,531)	$2,506

The nonoperating benefit in non-service related pension and postretirement benefit (costs) credits in the third quarter of 2019 is primarily due to post retirement benefit gain amortization. In the third quarter of 2018 nonoperating (expenses) income include non-service related pension and postretirement benefit costs and from Chapter 11 reorganization costs.

Provision for (Benefit from) income taxes. The following table summarizes our Provision for (Benefit from) income taxes during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Provision for (Benefit from) income taxes	$347	$(45,215)	$(45,562)

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Nine Months Ended September 30, 2019 and 2018

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	(Decrease) / Increase
	(In thousands)
Coal sales	$1,744,872	$1,800,824	$(55,952)
Tons sold	67,958	72,679	(4,721)

On a consolidated basis, coal sales in the nine months ended September 30, 2019 were approximately $56.0 million or 3.1% less than in the nine months ended September 30, 2018, while tons sold decreased approximately 4.7 million tons or 6.5%. Coal sales from Metallurgical operations increased approximately $35.3 million on increased pricing and shipment volume. Powder River Basin coal sales decreased approximately $44.4 million primarily due to decreased volume, and Other Thermal coal sales decreased approximately $43.8 million due primarily to decreased volume. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,380,563	$1,411,197	$30,634
Depreciation, depletion and amortization	82,199	92,027	9,828
Accretion on asset retirement obligations	15,411	20,977	5,566
Amortization of sales contracts, net	(77)	9,540	9,617
Change in fair value of coal derivatives and coal trading activities, net	(19,851)	22,142	41,993
Selling, general and administrative expenses	73,864	73,613	(251)
Costs related to proposed joint venture with Peabody Energy	6,772	—	(6,772)
Loss on sale of Lone Mountain Processing, LLC	4,304	—	(4,304)
Preference Rights Lease Application settlement income	(39,000)	—	39,000
Other operating income, net	(9,143)	(21,320)	(12,177)
Total costs, expenses and other	$1,495,042	$1,608,176	$113,134

Cost of sales.  Our cost of sales for the nine months ended September 30, 2019 decreased approximately $30.6 million or 2.2% versus the nine months ended September 30, 2018. The decrease consists primarily of reductions of approximately $34.5 million in operating taxes and royalties, $18.9 million in purchased coal costs, and $8.6 million due to a relatively larger build in coal inventories. These cost decreases were partially offset by increases of approximately $17.0 million in labor related costs, $8.4 million in repairs and supplies costs, and $7.5 million in other miscellaneous costs primarily outside services and subsidence mitigation costs. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization.  The decrease in depreciation, depletion, and amortization in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 is primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligations.  The decrease in accretion on asset retirement obligations in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 is related to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The increased benefit in the nine months ended September 30, 2019 versus the prior year period is primarily related to mark-to-market gains on coal derivatives that we have entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets declined during the current nine month period, the market value of these positions increased.

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 is primarily due to increased compensation costs of approximately $0.4 million, increased systems maintenance and licensing of approximately $0.7 million, and increased miscellaneous costs of approximately $0.2 million, partially offset by reduced contractor services costs of approximately $1.1 million.

Costs related to proposed joint venture with Peabody Energy.  On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. For further information on our proposed joint venture with Peabody Energy see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Loss on sale of Lone Mountain Processing, LLC. Our loss on sale of Lone Mountain Processing, LLC in the current period relates to recognition of certain contingent workers’ compensation liabilities, both occupational disease and traumatic, that may accrue to us as a result of the recent bankruptcy filing by Revelation Energy LLC. For further information regarding the loss on sale of Lone Mountain Processing, LLC see Note 4, “Loss on Sale of Lone Mountain Processing, LLC” to the Condensed Consolidated Financial Statements.

Preference Rights Lease Application (PRLA) settlement income.  Our PRLA settlement income relates to a settlement with the United States Department of Interior over a long-standing dispute on the valuation and disposition of a PRLA Arch controlled in northwestern New Mexico. For further information on our PRLA settlement income see Note 5, “Preference Rights Lease Application Settlement Income” to the Condensed Consolidated Financial Statements.

Other operating income, net. The decreased benefit from other operating income, net in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 consists primarily of reduced income from equity investments of approximately $4.6 million, the unfavorable impact of mark to market movements on heating oil positions of approximately $6.8 million, and reduced royalty income of approximately $2.5 million, partially offset by the favorable impact of coal derivative settlements in the current period of approximately $3.1 million.

Nonoperating (expenses) income.  The following table summarizes our nonoperating expense during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(2,127)	$(2,206)	$79
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	485
Reorganization items, net	71	(1,601)	1,672
Total nonoperating (expenses) income	$(2,056)	$(4,292)	$2,236

Nonoperating (expenses) income decreased in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 due to costs associated with the repricing of our term loan and from Chapter 11 reorganization costs in the prior year period.

Provision for (Benefit from) income taxes. The following table summarizes our Provision for (Benefit from) income taxes during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease) in Net Income
	(In thousands)
Provision for (Benefit from) income taxes	$508	$(49,125)	$(49,633)

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2019 and 2018

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

The following table shows results by operating segment for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
Powder River Basin
Tons sold (in thousands)	22,156	21,486	670	56,445	60,021	(3,576)
Coal sales per ton sold	$12.02	$12.02	$—	$12.09	$12.08	$0.01
Cash cost per ton sold	$9.77	$9.76	$(0.01)	$10.60	$10.38	$(0.22)
Cash margin per ton sold	$2.25	$2.26	$(0.01)	$1.49	$1.70	$(0.21)
Adjusted EBITDA (in thousands)	$50,153	$48,646	$1,507	$85,433	$102,639	$(17,206)
Metallurgical
Tons sold (in thousands)	2,084	1,895	189	5,769	5,658	111
Coal sales per ton sold	$98.89	$104.75	$(5.86)	$110.47	$108.10	$2.37
Cash cost per ton sold	$64.89	$62.54	$(2.35)	$64.70	$63.91	$(0.79)
Cash margin per ton sold	$34.00	$42.21	$(8.21)	$45.77	$44.19	$1.58
Adjusted EBITDA (in thousands)	$70,814	$81,250	$(10,436)	$264,284	$251,649	$12,635
Other Thermal
Tons sold (in thousands)	1,986	2,546	(560)	5,589	6,749	(1,160)
Coal sales per ton sold	$39.52	$36.96	$2.56	$39.09	$36.46	$2.63
Cash cost per ton sold	$31.16	$27.68	$(3.48)	$33.24	$29.01	$(4.23)
Cash margin per ton sold	$8.36	$9.28	$(0.92)	$5.85	$7.45	$(1.60)
Adjusted EBITDA (in thousands)	$16,659	$25,200	$(8,541)	$33,699	$52,710	$(19,011)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three months ended September 30, 2019 increased slightly versus the three months ended September 30, 2018, due to increased volume versus the prior year quarter, while pricing and cash cost per ton sold were effectively flat compared to the prior year quarter. Adjusted EBITDA for the nine months ended September 30, 2019 declined versus the nine months ended September 30, 2018, due to decreased volume and increased cash cost per ton sold versus the prior year period. The volume decline was largely due to the impact of off-site flooding on rail performance in the first half of the current year. Pricing was effectively flat as the increase in the percentage of higher quality tons sold from scaling back operations at our lower quality Coal Creek mine offset the normal year end roll off and replacement of term contracts that had been executed during stronger thermal coal market environments that generally correlate with periods of higher natural gas pricing. Due to market weakness for lower quality Powder River Basin coal, we decided to reduce operations at our Coal Creek mine rather than pursue uneconomic business. We continue to believe this reduction will last at least through the current year, and the resulting change in the mix of tons sold will put upward pressure on both coal sales per ton sold and cash cost per ton sold. Cash cost per ton sold increased due to the volume decrease and lower percentage of Coal Creek volume, but the increase in cash cost per ton sold was mitigated somewhat by the reversion of the Federal Black Lung Excise Tax rate to the pre-1986 rates. The current period Federal Black Lung Excise Tax rate for surface mines is $0.25 per ton or 2% of gross selling price on all domestic sales, versus the prior year period rate of $0.55 per ton sold or 4.4% of gross selling price.

Metallurgical — Adjusted EBITDA for the three months ended September 30, 2019 decreased from the three months ended September 30, 2018 due to the decline in coking coal pricing discussed in the “Overview” and increased cash cost per ton sold, partially offset by an increase in the volume of tons sold. The cost increase was driven by inflationary pressure on labor and materials costs, and reduced productivity at our Mountain Laurel complex related to difficult conditions on the final longwall panel as the mine begins to transition to continuous miner operations. Increased productivity at the Leer Mine muted the cost increase, and drove the increase in tons sold. Adjusted EBITDA for the nine months ended September 30, 2019, increased from the nine months ended September 30, 2018 due to strong pricing in the first half of the current year and increased volume of tons sold, partially offset by increased cash cost per ton sold. Cash cost per ton sold increased slightly in the current year period primarily due to inflationary pressure on labor and materials cost. Tons sold volume increased slightly, in line with increased production volume.

Our Metallurgical segment sold 1.9 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2019, compared to 1.7 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2018. For the nine months ended September 30, 2019, we sold 5.0 million tons of coking coal and 0.8 million tons of associated thermal coal compared to 4.8 million tons of coking coal and 0.9 million tons of associated thermal coal in the nine months ended September 30, 2018. Longwall operations accounted for approximately 78% of our shipment volume in the three months ended September 30, 2019 compared to approximately 73% of our shipment volume in the three months ended September 30, 2018, and approximately 72% of our shipment volume in the nine months ended September 30, 2019 compared to approximately 70% of our shipment volume in the nine months ended September 30, 2018.

Other Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2019 decreased versus the three and nine months ended September 30, 2018 due to reduced sales volume and increased cash cost of tons sold. Volume decreased in the first nine months of the current year due to continued softness in both domestic and international thermal coal markets, a planned first quarter reduction at our West Elk operation to accommodate customer delivery schedules and our longwall development requirements, and a reduction at our Coal-Mac operation as higher mining ratios led to a decrease in tons produced. The planned decline in West Elk tons sold volume in the first quarter, and further market driven declines in the current quarter, decreased the percentage of tons sold from the lower priced and lower cost operation. The change in volume mix contributed to increases in both pricing and cash cost per ton sold.

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

Three Months Ended September 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$269,968	$254,493	$94,052	$954	$619,467
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(506)	(4,533)	—	(5,039)
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	954	954
Transportation costs	3,581	48,925	20,080	—	72,586
Non-GAAP Segment coal sales revenues	$266,387	$206,074	$78,505	$—	$550,966
Tons sold	22,156	2,084	1,986
Coal sales per ton sold	$12.02	$98.89	$39.52

Three Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$261,927	$236,328	$130,663	$4,262	$633,180
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,522	—	2,522
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,262	4,262
Transportation costs	3,592	37,857	34,031	—	75,480
Non-GAAP Segment coal sales revenues	$258,335	$198,471	$94,110	$—	$550,916
Tons sold	21,486	1,895	2,546
Coal sales per ton sold	$12.02	$104.75	$36.96

Nine Months Ended September 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$692,845	$769,000	$278,236	$4,791	$1,744,872
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(506)	(3,524)	—	(4,030)
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,791	4,791
Transportation costs	10,511	132,187	63,302	—	206,000
Non-GAAP Segment coal sales revenues	$682,334	$637,319	$218,458	$—	$1,538,111
Tons sold	56,445	5,769	5,589
Coal sales per ton sold	$12.09	$110.47	$39.09

Nine Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$737,233	$733,707	$321,997	$7,887	$1,800,824
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	5,202	—	5,202
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	7,887	7,887
Transportation costs	12,246	122,049	70,706	—	205,001
Non-GAAP Segment coal sales revenues	$724,987	$611,658	$246,089	$—	$1,582,734
Tons sold	60,021	5,658	6,749
Coal sales per ton sold	$12.08	$108.10	$36.46

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

Three Months Ended September 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$218,966	$184,149	$81,976	$5,913	$491,004
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,057)	—	—	—	(1,057)
Transportation costs	3,581	48,925	20,080	—	72,586
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,871	3,871
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,042	2,042
Non-GAAP Segment cash cost of coal sales	216,442	135,224	61,896	—	413,562
Tons sold	22,156	2,084	1,986
Cash Cost Per Ton Sold	$9.77	$64.89	$31.16

Three Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$214,921	$156,353	$104,516	$6,239	$482,029
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	1,528	—	—	—	1,528
Transportation costs	3,592	37,857	34,031	—	75,480
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,174	3,174
Other (operating overhead, certain actuarial, etc.)	—	—	—	3,065	3,065
Non-GAAP Segment cash cost of coal sales	$209,801	$118,496	$70,485	$—	$398,782
Tons sold	21,486	1,895	2,546
Cash Cost Per Ton Sold	$9.76	$62.54	$27.68

Nine Months Ended September 30, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$606,561	$505,479	$249,091	$19,432	$1,380,563
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,307)	—	—	—	(2,307)
Transportation costs	10,511	132,187	63,302	—	206,000
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	12,690	12,690
Other (operating overhead, certain actuarial, etc.)	—	—	—	6,742	6,742
Non-GAAP Segment cash cost of coal sales	$598,357	$373,292	$185,789	$—	$1,157,438
Tons sold	56,445	5,769	5,589
Cash Cost Per Ton Sold	$10.60	$64.70	$33.24

Nine Months Ended September 30, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$638,980	$483,662	$266,504	$22,051	$1,411,197
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	3,935	—	—	—	3,935
Transportation costs	12,246	122,049	70,706	—	205,001
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	14,139	14,139
Other (operating overhead, certain actuarial, etc.)	—	—	—	7,912	7,912
Non-GAAP Segment cash cost of coal sales	$622,799	$361,613	$195,798	$—	$1,180,210
Tons sold	60,021	5,658	6,749
Cash Cost Per Ton Sold	$10.38	$63.91	$29.01

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$106,769	$123,192	$242,350	$226,483
Provision for (benefit from) income taxes	347	(45,215)	508	(49,125)
Interest expense, net	340	3,378	4,916	10,998
Depreciation, depletion and amortization	30,402	31,775	82,199	92,027
Accretion on asset retirement obligations	5,137	6,992	15,411	20,977
Amortization of sales contracts, net	(153)	3,241	(77)	9,540
Loss on sale of Lone Mountain Processing, LLC	—	—	4,304	—
Preference Rights Lease Application (PRLA) settlement income	(39,000)	—	(39,000)	—
Net loss resulting from early retirement of debt and debt restructuring	—	—	—	485
Non-service related pension and postretirement benefit costs	(975)	971	2,127	2,206
Reorganization items, net	—	560	(71)	1,601
Costs associated with proposed joint venture with Peabody Energy	3,754	—	6,772	—
Adjusted EBITDA	106,621	124,894	319,439	315,192
EBITDA from idled or otherwise disposed operations	2,584	(1,391)	3,151	4,020
Selling, general and administrative expenses	24,566	22,909	73,864	73,613
Other	3,855	8,684	(13,038)	14,173
Segment Adjusted EBITDA from coal operations	$137,626	$155,096	$383,416	$406,998

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock, and has subsequently authorized additional amounts bringing the total authorization to $1.05 billion. During the quarter ended September 30, 2019, we repurchased 1,169,597 shares of our stock for approximately $91.4 million bringing total repurchases to 9,954,999 shares for approximately $816.9 million. The timing of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. Our share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share, which we increased to $0.40 per share on February 13, 2018. On February 14, 2019, we announced a further increase in the quarterly dividend to $0.45 per share. We paid a dividend of approximately $7.0 million on September 13, 2019 to stockholders of record at the close of business on August 30, 2019, bringing total dividends paid in 2019 to approximately $22.3 million, and total dividends paid since initiation to approximately $78.0 million.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. We plan to implement our dividend policy and share repurchase program in a manner that will target liquidity levels between $400 million and $500 million, a significant portion of which will be cash. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook, for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

On March 7, 2017, we entered into a senior secured term loan credit agreement (the “Credit Agreement”) in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. For further information regarding the Term Loan Debt Facility see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, including a table detailing fixed rates and amounts, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

As of September 30, 2019, letters of credit totaling $15.5 million were outstanding under our Extended Securitization Facility with $92.6 million available for borrowings. Additionally, as of September 30, 2019, we had letters of credit totaling $35.9 million outstanding under our Inventory Facility with $14.1 million available for borrowings. For further information regarding the Extended Securitization Facility and the Inventory Facility see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2019, we had total liquidity of approximately $466 million including $351 million in cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$334,053	$266,115
Investing activities	(154,002)	(64,266)
Financing activities	(269,560)	(229,772)

Cash Flow

Cash provided by operating activities in the nine months ended September 30, 2019 increased from the nine months ended September 30, 2018 mainly due to improved results from operations, an approximately $17 million favorable year over year change in working capital, particularly in payables, a net positive impact versus the prior year period of approximately $23 million from our coal derivative positions and their associated margin accounts, and receipt of approximately $44 million in federal income tax refunds in the current year period, partially offset by receipt of an approximately $24 million income tax refund in the prior period.

Cash used in investing activities increased in the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 primarily due to increased capital expenditures, including approximately $63 million on our Leer South mine development.

Cash used in financing activities in the nine months ended September 30, 2019 increased from the nine months ended September 30, 2018 primarily due to increased purchases of treasury stock of approximately $41 million when compared to the prior year period.

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

Our sales commitments for 2019 and 2020 were as follows as of October 22, 2019:

	2019		2020
	Tons	$ per ton	Tons	$ per ton
Metallurgical	(in millions)		(in millions)
Committed, North America Priced Coking	1.5	$121.87	1.5	$109.89
Committed, North America Unpriced Coking	0.2		—
Committed, Seaborne Priced Coking	3.9	121.92	—	—
Committed, Seaborne Unpriced Coking	1.1		1.6

Committed, Priced Thermal	1.0	32.15	—	—
Committed, Unpriced Thermal	—		—

Powder River Basin
Committed, Priced	75.3	$12.06	43.7	$12.27
Committed, Unpriced	0.6		1.5

Other Thermal
Committed, Priced	7.5	$38.42	3.7	$40.36
Committed, Unpriced	0.3		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at September 30, 2019. The estimated future realization of the value of the trading portfolio is $0.2 million of losses during the remainder of 2019 and $0.6 million of losses during 2020.

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

During the nine months ended September 30, 2019, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at September 30, 2019 was near $0.0 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale.  During the nine months ended September 30, 2019, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.7 million to $1.9 million. The linear mean of each daily VaR was $1.2 million. The final VaR at September 30, 2019 was $0.8 million.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 40 to 47 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and NYMEX gulf coast diesel swaps and options. At September 30, 2019, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2019 with approximately 4 million gallons of heating oil call options with an average strike price of $2.30 per gallon and 6 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.92 per gallon. Additionally, we have protected approximately 34% of our expected 2020 purchases using gulf coast diesel call options with an average strike price of $2.24 per gallon. At September 30, 2019, we had outstanding heating oil call options and NYMEX gulf coast swaps and options of approximately 26 million gallons for the purpose of managing the price risk associated with future diesel purchases. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.  Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, including the pending joint venture with Peabody, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our business, financial condition or results of operations:

•	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;

•	inability to control certain strategic decisions made in respect of properties;

•	ability of partners to block actions that we believe to be in our or the joint venture’s best interests;

•	inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and

•	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

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

The table below represents all share repurchases for the three months ended September 30, 2019:

Date	Total Number Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands) (1)
July 1 through July 31, 2019	99,321	$90.61	99,321	$315,475
August 1 through August 31, 2019	750,042	$76.47	750,042	$258,116
September 1 through September 30, 2019	320,234	$78.06	320,234	$233,117
Total	1,169,597	$78.11	1,169,597

As of September 30, 2019, we had repurchased 9,954,999 shares at an average share price of $82.06 per share for an aggregate purchase price of approximately $817 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is approximately $233 million.

Item 4.  Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

10.9
Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.9 of Arch Coal’s Quarterly Report on Form 10-Q for the period ended June 30, 2019).

49

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
101
Interactive Data File (Form 10-Q for the three and nine months ended September 30, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

October 22, 2019

