Form 10-K
period 2019-12-31
ARCH COAL INC
filed 2020-02-11
CIK 1037676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding outstanding shares beneficially owned by directors, officers, other affiliates and treasury shares) as of June 30, 2019 was approximately $1.5 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At January 31, 2020 there were 15,131,573 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2020 annual stockholders’ meeting are incorporated by reference into Part III of this Form 10-K.

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
CAUTIONARY STATEMENTS REGARDING FORWARD‑LOOKING INFORMATION
This report contains forward‑looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward‑looking statements, which speak only as of the date of this report. Forward‑looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:

•	changes in the demand for our coal, by the electric generation and steel industries;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•
competition, both within our industry and with producers of competing energy sources, including the effects from any current or future legislation or regulations designed to support, promote or mandate renewable energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	our ability to fund substantial capital expenditures;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	disruptions in the supply of coal from third parties;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck, ocean vessel and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting our customers;

•	the loss of, or significant reduction in, purchases by our largest customers;

•	our ability to service our outstanding indebtedness;

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

•	terrorist attacks, military action or war;

•	our ability to obtain and renew various permits;

•
existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	existing and future litigation based on the alleged effects of climate change;

•	our ability to complete the proposed joint venture transaction with Peabody Energy (“Peabody”) in a timely manner, including obtaining regulatory approvals and satisfying other closing conditions;

•	our ability to achieve the expected synergies from the joint venture;

•	our ability to successfully integrate the operations of certain mines in the joint venture; and

•	other factors, including those discussed in “Legal Proceedings”, set forth in Item 3 of this report and “Risk Factors,” set forth in Item 1A of this report.
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

PART I

ITEM 1. BUSINESS

Introduction
We are one of the world’s largest coal producers. For the year ended December 31, 2019, we sold approximately 90 million tons of coal, including approximately 0.5 million tons of coal we purchased from third parties. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2019, we operated 8 active mines located in each of the major coal-producing regions of the United States. The locations of our mines and access to export facilities enable us to ship coal worldwide. We incorporate by reference the information about the geographical breakdown of our coal sales for the respective periods covered within this Form 10-K contained in Note 23 to the Consolidated Financial Statements.
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
In January 2016, Arch and substantially all of its wholly owned domestic subsidiaries (the “Filing Subsidiaries” and, together with Arch, the “Debtors”) filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Court”). The Debtor’s Chapter 11 Cases (collectively, the “Chapter 11 Cases”) were jointly administered under the caption In re Arch Coal, Inc., et al., Case No. 16-40120 (lead case). During the bankruptcy proceedings, each Debtor operated its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

In September 2016, the Bankruptcy Court entered an order, Docket No. 1324, confirming the Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Plan”).

In October 2016, Arch Coal emerged from Chapter 11 and the Plan became effective on such date (the “Effective Date”).

For additional information, see Note 3, “Emergence from Bankruptcy,” to our Consolidated Financial Statements included within this Form 10-K.

In June 2019, Arch Coal entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody Energy Corporation (“Peabody”), to establish a joint venture that will combine the respective Powder River Basin and Colorado mining operations of Arch Coal and Peabody. Pursuant to the terms of the Implementation Agreement, Arch Coal will hold a 33.5% economic interest, and Peabody will hold a 66.5% economic interest in the joint venture. At the closing of the joint venture transaction, certain of the respective subsidiaries of Arch Coal and Peabody will enter into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, the governance of the joint venture will be overseen by the joint venture’s board of managers, which will initially be comprised of three representatives appointed by Peabody and two representatives appointed by Arch. Decisions of the board of managers will be determined by a majority vote subject to certain specified matters set forth in the LLC Agreement that will require a supermajority vote. Peabody, or one of its affiliates, will initially be appointed as the operator of the joint venture and will manage the day-to-day operations of the joint venture, subject to the supervision of the joint venture’s board of managers.

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

The Coal Industry
Background. Coal is mined globally using various methods of surface and underground recovery. Coal is used primarily for the generation of electric power and steel production but is also used for chemical, food and cement processing. Coal is traded globally and can be transported to demand centers by ocean-going vessels, rail, barge, truck or conveyor belt.
Total world coal production increased around 3.3% to approximately 7.8 billion metric tons in 2019 according to preliminary data from the International Energy Agency (IEA). China is the largest producer of coal in the world, producing over 3.6 billion metric tons in 2019 according to the Chinese National Bureau of Statistics. The United States and India follow China with total coal production of over 600 million metric tons each in 2019 based on preliminary data.

The primary nations that are supplying coal to the global power and steel markets are Australia and Indonesia, as well as Russia, the United States, Canada, Colombia and South Africa.

We produce coal used for electric power generation (thermal) and coal used in the production of steel (metallurgical). All of our thermal coal production occurs in the United States at mines located in Wyoming, Colorado and Illinois. All of our metallurgical coal is produced at operations in West Virginia. Heat value and sulfur content are the most important variables in the economic marketing and transportation of thermal coal. Carbon content, the composition of the non-carbon volatiles and other chemical constituents are critical characteristics for metallurgical coal.

Much of our coal is sold at the mine where title and risk of loss transfer to the customer as coal is loaded into the railcar or truck. Customers are generally responsible for transportation - typically using third party carriers. There are, however, some agreements where we retain responsibility for the coal during delivery to the customer site or intermediate terminal. Our international coal usually changes title and risk of loss as coal is loaded on an ocean vessel. Normally we contract for transportation services from the mine to the ocean loading port. On rare occasion, we retain title to the coal to the ocean delivery port.

We seek to establish long-term relationships with customers through exemplary customer service while operating safe and environmentally responsible mines. In 2019, we shipped to 31 states and 16 countries. During the year, we supplied coal to 84 domestic and 33 foreign customers. In 2019, approximately 92% of our coal sales volume was sold as a thermal product with the remaining 8% as metallurgical. However, due to the significantly higher selling price of our metallurgical coal, our metallurgical segment contributed 43% of our sales revenue in 2019.

Coal was used to produce approximately 24% of the electric power generated in the U.S. in 2019 based on preliminary data from the Energy Information Administration (EIA.) The coal we produced fueled approximately 3.4% of the electricity produced in the U.S. in 2019. We also exported 5% of our thermal coal production to customers outside the U.S. in 2019.

We rank among the largest metallurgical coal producers in the U.S. Based on internal estimates, we produced around 9% of total U.S. metallurgical coal in 2019. Our metallurgical coal was sold to 3 domestic customers and shipped to 16 international destinations in 2019.

We operate in a very competitive environment. We compete with domestic and international coal producers, traders or brokers as well as producers of other energy sources including natural gas, renewables and nuclear, as well as other non-coal based forms of steel production. We compete using price, coal quality, transportation, optionality, customer administration, reputation and reliability.

Coal demand and coal prices are tied to coal consumption patterns which are influenced by many uncontrollable factors. For power generation, the price of coal is affected by the relative supply and demand of competitive coal, transportation, availability and price of other non-coal forms of power production (particularly, natural gas but also renewables), regulatory limits on using coal, taxes, the weather and economic conditions. For metallurgical coal, the price of coal is affected by the supply, demand and price of competitive coal, transportation, the price of steel, demand for steel, as well as regulations, taxes and economic conditions.

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

Coal is mined from coal basins throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Interior. According to the EIA and Mine Safety and Health Administration (MSHA), U.S. coal production decreased by an estimated 51 million tons in 2019, to around 705 million tons.

The EIA subdivides United States coal production into three major areas: Western, Appalachia and Interior.

The Western area includes the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States decreased from an estimated 418 million short tons in 2018 to 381 million short tons in 2019. The Powder River Basin is located in northeastern Wyoming and southeastern Montana and is the largest producing region in the United States. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,300 to 9,500 Btu. Powder River Basin coal generally has a lower heat content than other regions and is produced from thick seams using surface recovery methods. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu. Western bituminous coal has certain quality characteristics, especially its higher heat content and low sulfur, that make this a desirable coal for domestic and international power producers.

The Appalachia region is divided into north, central and southern regions. According to the EIA, coal produced in the Appalachian region decreased from 201 million short tons in 2018 to 193 million short tons in 2019. Appalachian coal is located near the prolific eastern shale-gas producing regions. Central Appalachian thermal coal is disadvantaged for power generation because of the depletion of economically attractive reserves, increasing costs of production and permitting issues. However, virtually all U.S. metallurgical coal is produced in Appalachia and the relative scarcity and high-quality of this coal allows for a pricing premium over thermal coal. Appalachia, while still a major producer of thermal coal, is undergoing a shift towards heavier reliance on metallurgical coal production for both domestic and international use. This is especially the case in Central Appalachia.

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

The Interior region includes the Illinois Basin and Gulf Lignite production in Texas and Louisiana, and a small producing area in Kansas, Oklahoma, Missouri and Arkansas. The Illinois Basin is the largest producing region in the Interior and consists of Illinois, Indiana and western Kentucky. According to the EIA, coal produced in the Interior region decreased from 137 million short tons in 2018 to approximately 131 million short tons in 2019. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois Basin can generally be used by electric power generation facilities that have installed emissions control devices, such as scrubbers.

Coal Mining Methods
The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.
Surface Mining. We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under “Our Mining Operations-General.” The majority of the thermal coal we produce comes from surface mining operations.
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
The treatments we employ at our preparation plants depend on the size of the raw coal. For coarse material, the separation process relies on the difference in the density between coal and waste rock and, for the very fine fractions, the separation process relies on the difference in surface chemical properties between coal and the waste minerals. To remove impurities, we crush raw coal and classify it into various sizes. For the largest size fractions, we use dense media vessel separation techniques in which we float coal in a tank containing a liquid of a pre‑determined specific gravity. Since coal is lighter than its impurities, it floats, and we can separate it from rock and shale. We treat intermediate sized particles with dense medium cyclones, in which a liquid is spun at high speeds to separate coal from rock. Fine coal is treated in spirals, in which the differences in density between coal and rock allow them, when suspended in water, to be separated. Ultra fine coal is recovered in column flotation cells utilizing the differences in surface chemistry between coal and rock. By injecting stable air bubbles through a suspension of ultra-fine coal and rock, the coal particles adhere to the bubbles and rise to the surface of the column where they are removed. To minimize the moisture content in coal, we process most coal sizes through centrifuges. A centrifuge spins coal very quickly, causing water accompanying the coal to separate.
For more information about the locations of our preparation plants, you should see the section entitled “Our Mining Operations.”

Our Mining Operations
General. At December 31, 2019, we operated 8 active mines in the United States. Our reportable business segments are based on two distinct lines of business, metallurgical coal and thermal coal, and may include a number of mine complexes. We manage our coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on our marketing and operations management. Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, and the accretion on asset retirement obligations. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. Our reportable segments are the Powder River Basin (PRB) segment containing our primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing our metallurgical operations in West Virginia and the Other Thermal segment containing our supplementary thermal operations in Colorado and Illinois. For additional information about the operating results of each of our segments for the years ended December 31, 2019, 2018, and 2017, see Note 26, “Segment Information” to our Consolidated Financial Statements.
In December of 2019 we sold our Coal-Mac operation, Coal-Mac LLC, which had been part of our Other Thermal segment, to Condor Holdings LLC. For further information on the sale of Coal-Mac LLC to Condor Holdings LLC, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

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

The following table provides a summary of information regarding our active mining complexes as of December 31, 2019, including the total sales associated with these complexes for the years ended December 31, 2019, 2018, and 2017 and the total assigned reserves associated with these complexes at December 31, 2019. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex.

				Tons Sold (1)
Mining Complex	Mines	Mining Equipment	Railroad	2017	2018	2019	Total Cost of Property, Plant and Equipment at December 31, 2019	Total Assigned Recoverable Reserves
							($ millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	70.5	71.1	72.0	$299.4	747.7
Coal Creek	S	D, S	UP/BN	9.0	8.0	2.6	44.5	92.2
Metallurgical:
Mountain Laurel	U	CM	CSX	1.5	1.9	1.4	32.6	21.4
Beckley	U	CM	CSX	1.0	1.0	1.0	63.5	25.5
Leer South/Sentinel	U	CM	CSX	1.5	1.2	1.1	197.5	43.2
Leer	U	LW, CM	CSX	3.2	3.5	4.1	252.9	48.3
Other Thermal:
West Elk	U	LW, CM	UP	4.9	4.8	4.1	49.9	50.5
Viper	U	CM	—	1.7	1.8	1.5	35.3	40.4
Totals				93.3	93.3	87.8	$975.6	1,069.2

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	S = Shovel/truck	CSX = CSX Transportation
	LW = Longwall	BN = Burlington Northern‑Santa Fe Railway
CM = Continuous miner

(1)	Tons of coal we purchased from third parties that were not processed through our loadout facilities are not included in the amounts shown in the table above.

Powder River Basin
Black Thunder. Black Thunder is a surface mining complex located on approximately 35,400 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams.
We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 747.7 million tons of proven and probable reserves at December 31, 2019.
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
We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 92.2 million tons of proven and probable reserves at December 31, 2019.
The Coal Creek complex currently consists of one active pit area and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000‑ton train in less than three hours.
Metallurgical
Mountain Laurel. Mountain Laurel is an underground mining complex located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extracts High-vol B metallurgical coal from the Cedar Grove and Alma seams, and we are currently developing access to further High-vol B reserves in the 2 Gas seam. Including the 2 Gas seam, the Mountain Laurel mining complex has approximately 21.4 million tons of proven and probable reserves at December 31, 2019.
We process all of the coal through a 1,400‑ton‑per‑hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000‑ton train in less than four hours.
Beckley. The Beckley mining complex is located on approximately 19,700 acres in Raleigh County, West Virginia. Beckley is extracting high quality, low‑volatile metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 25.5 million tons of proven and probable reserves at December 31, 2019.
Coal is belted from the mine to a 600‑ton‑per‑hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000‑ton train in less than four hours.
Leer South/Sentinel. The Leer South/Sentinel mining complex consists of the existing Sentinel underground mine in the Clarion seam, the Leer South longwall operation being developed in the Lower Kittanning seam, a preparation plant and a loadout facility located on approximately 26,000 acres in Barbour County, West Virginia. Plant and coal handling facilities are being upgraded to handle longwall volumes and will include a 1,600 ton-per-hour preparation plant located near the mine, as well as a loadout facility served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility will be capable of loading a 15,000 ton unit train in less than four hours.
Coal quality is primarily High-vol A metallurgical coal similar to our Leer Complex. The Leer South/Sentinel mining complex had approximately 43.2 million tons of proven and probable reserves at December 31, 2019. Full production will not be realized until the longwall is placed into service in the second half of 2021. A significant portion of the reserves at Leer South are owned rather than leased from third parties.
Leer. The Leer Complex, located in Taylor County, West Virginia, includes approximately 48.3 million tons of coal reserves as of December 31, 2019 and has primarily High-vol A metallurgical quality coal in the Lower Kittanning seam, and is part of approximately 92,600 acres that is considered our Tygart Valley area. Substantially all of the reserves at Leer are owned rather than leased from third parties.
All the production is processed through a 1,400 ton‑per‑hour preparation plant and loaded on the CSX railroad. A 15,000‑ton train can be loaded in less than four hours.

Other Thermal
West Elk. West Elk is an underground mining complex located on approximately 18,500 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam.
We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 50.5 million tons of proven and probable reserves at December 31, 2019.
The West Elk complex currently consists of a longwall, continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. The loadout facility can load an 11,000‑ton train in less than three hours.
Viper. The Viper mining complex consists of one underground coal mine and a preparation plant located on approximately 40,200 acres in central Illinois near the city of Springfield. Mining operations extract thermal coal from the Illinois No. 5 seam, also referred to as the Springfield seam. All coal is processed through an 800 ton‑per‑hour preparation plant and shipped to customers by on‑highway trucks.
We control a significant portion of the coal reserves through private leases. As of December 31, 2019, we had approximately 40.4 million tons of proven and probable reserves.
Sales, Marketing and Trading
Overview. Coal prices are influenced by a number of factors and can vary materially by region. The price of coal within a region is influenced by general marketplace conditions, the supply and price of alternative fuels to coal (such as natural gas and renewables), production costs, coal quality, transportation costs involved in moving coal from the mine to the point of use and mine operating costs. For example, in thermal coal markets, higher heat and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region. In metallurgical coal markets, chemical properties within the coal determine price differences.
The cost of coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally less expensive to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the primary mining method we use in certain of our Appalachian mines, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin. This is the case because of the higher capital costs, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.
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
Customers. The Company markets its thermal and metallurgical coal to steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2019, we derived approximately 21% of our total coal revenues from sales to our three largest customers, ArcelorMittal, T S Global Procurement Company Pte. and Southern Company and approximately 47% of our total coal revenues from sales to our 10 largest customers.
In 2019, we sold coal to domestic customers located in 31 different states. The locations of our mines enable us to ship coal to most of the major coal-fueled power plants in the United States.
In addition, in 2019 we exported coal to Europe, Asia, Central and South America and Africa. Exports to seaborne countries were $1.0 billion, $1.1 billion and $0.7 billion for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, trade receivables related to metallurgical‑quality coal sales totaled $98.6 million and $126.5 million, respectively, or 59% and 63% of total trade receivables, respectively. We do not have foreign currency exposure for our international sales as all sales are denominated and settled in U.S. dollars.

The Company’s seaborne revenues by coal shipment destination for the year ended December 31, 2019, were as follows:

(In thousands)
Europe	$537,117
Asia	322,029
Central and South America	82,476
Africa	18,698
Total	$960,320
Long-Term Coal Supply Arrangements
As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are sometimes more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2019, we sold approximately 56% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month. At December 31, 2019, the average volume‑weighted remaining term of our long-term contracts for metallurgical and thermal coal was approximately 2.7 years, with remaining terms ranging from one to four years. At December 31, 2019, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 129 million tons.
We typically sell coal to North American customers under long‑term arrangements through a “request‑for‑proposal” process. The terms of our coal sales agreements are dictated by general marketplace conditions, the availability and price of alternative fuels, the quality of the coal we have available to sell, our mine operations (including operating costs), the length of contract, as well as negotiations with customers. Consequently, the terms of these contracts may vary to some extent by customer, including base price adjustment features, price re‑opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long‑term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations. We typically sell our metallurgical coal to non-North American customers based on various indices or agreements to mutually negotiate the price. These agreements generally are for one year and can reset pricing with each shipment. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.
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
Trading. In addition to marketing and selling coal to customers through traditional coal supply arrangements, we seek to optimize our coal production and leverage our knowledge of the coal industry through a variety of other marketing, trading and asset optimization strategies. From time to time, we may employ strategies to use coal and coal‑related commodities and contracts for those commodities in order to manage and hedge volumes and/or prices associated with our coal sales or purchase commitments, reduce our exposure to the volatility of market prices or augment the value of our portfolio of traditional assets. These strategies may include physical coal contracts, as well as a variety of forward, futures or options contracts, swap agreements or other financial instruments, in coal or other commodities such as natural gas.
We maintain a system of complementary processes and controls designed to monitor and manage our exposure to market and other risks that may arise as a consequence of these strategies. These processes and controls seek to preserve our ability to profit from certain marketing, trading and asset optimization strategies while mitigating our exposure to potential losses. You should see Item 7A, entitled “Quantitative and Qualitative Disclosures About Market Risk” for more information about the market risks associated with these strategies at December 31, 2019.
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
Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern‑Santa Fe railroad and the Union Pacific railroad. We generally transport coal produced at our Appalachian mining complexes via the CSX railroad. Besides rail deliveries, some customers in the eastern United States rely on a river barge system.
We generally sell coal to international customers at export terminals, and we are usually responsible for the cost of transporting coal to the export terminals. We transport our coal to Atlantic coast terminals, Pacific cost terminals or terminals along the Gulf of Mexico for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight. We may also sell coal to international customers delivered to an unloading facility at the destination country.
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

Competition
The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. In thermal coal, another important factor is the cost competitiveness of our coal relative to alternative fuels. Our principal domestic coal-producing competitors include Blackhawk Mining LLC; Contura Energy; Coronado Coal LLC; Corsa Coal Corp.; Eagle Specialty Materials LLC; Navajo Transitional Energy Company, LLC; Peabody Energy Corp.; Ramaco Resources and Warrior Met Coal, Inc. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate, as well as companies that produce coal from one or more foreign countries, such as Australia, Colombia, Indonesia and South Africa. In thermal coal, our principal competitor is natural gas and other alternative fuels.
Specifically, coal competes directly with other fuels, such as natural gas, nuclear energy, hydropower, wind, solar and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, as well as tax incentives and various mandates, affect the overall demand for coal as a fuel and the price we can charge for the coal.
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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires that a fee be paid on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977, as well as fund other state and federal initiatives. The current fee is $0.28 per ton of coal produced from surface mines and $0.12 per ton of coal produced from underground mines. In 2019, we recorded $22.9 million of expense related to these reclamation fees.
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
The costs of these bonds have widely fluctuated in recent years while the market terms of surety bonds have generally hardened for mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2019, we posted an aggregate of approximately $528.9 million in surety bonds for reclamation purposes. In addition, we had approximately $156.5 million of surety bonds, cash and letters of credit outstanding at December 31, 2019 to secure workers’ compensation, coal lease and other obligations.
For additional information, please see “Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal which could have a material, adverse effect on our business and results of operations,” contained in Item 1A, “Risk Factors—Risk Related to Our Operations,” for a discussion of certain risks associated with our surety bonds.
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
Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2019, we recorded $20.0 million of expense related to this excise tax.
Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements. These include emissions of ozone precursors and particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations, for example, by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal‑fueled power plants and industrial boilers, which are the largest end‑users of our coal. Already stringent regulation of emissions further tightened throughout the Obama Administration, such as the Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. In addition, the U.S. Environmental Protection Agency, which we refer to as the EPA, has issued regulations with respect to other emissions, such as greenhouse gases (GHG’s), from new, modified, reconstructed and existing electric generating units, including coal-fired plants. Other GHG regulations apply to industrial boilers (see discussion of Climate Change, below). Although the Trump Administration has proposed repealing or loosening a number of these regulations as described below, it is unclear the degree to which these proposals will take effect, or to what extent they will survive into future Administrations. Collectively, regulations of air emissions, as well as uncertainty regarding the future course of regulation could eventually reduce the demand for coal.
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

•
Ozone. On October 26, 2015, the EPA published a final rule revising the existing primary and secondary NAAQS for ozone, reducing them to 70ppb on an 8-hour average. On November 17, 2016, the EPA issued a proposed implementation rule on non-attainment area classification and state implementation plans (SIPs). The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 35% of the U.S. counties, designating them as either “attainment/unclassifiable” or “unclassifiable.” In April 2018 and July 2018, the EPA issued ozone designations for all areas not addressed in the November 2017 rule. States with moderate or high nonattainment areas must submit SIPs by October 2021.

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

•
Interstate Transport. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR called for power plants in 28 Eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide, which could lead to non-attainment of PM2.5 and ozone NAAQS in downwind states (interstate transport), pursuant to a cap and trade program similar to the system now in effect for acid deposition control. In July 2008, in State of North Carolina v. EPA and consolidated cases, the D.C. Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the D.C. Circuit revised its remedy and remanded the rule to the EPA. The EPA proposed a revised transport rule on August 2, 2010 (75 Fed. Reg. 45209) to address attainment of the 1997 ozone NAAQS and the 2006 PM2.5 NAAQS. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on August 21, 2012, the D.C. Circuit vacated the rule, leaving the EPA to continue implementation of the CAIR. Controls required under the CAIR, especially in conjunction with other rules, may have affected the market for coal inasmuch as multiple existing coal fired units were being retired rather than having required controls installed.

The U.S. Supreme Court agreed to hear the EPA’s appeal of the decision vacating CSAPR and on April 29, 2014, issued an opinion reversing the August 21, 2012 D.C. Circuit decision, remanding the case back to the D.C. Circuit. The EPA then requested that the court lift the CSAPR stay and toll the CSAPR compliance deadlines by three years. On October 23, 2014, the D.C. Circuit granted the EPA’s request, and that court later dismissed all pending challenges to the rule on July 28, 2015 but it remanded some state budgets to the EPA for further consideration. CSAPR Phase 1 implementation began in 2015, with Phase 2 beginning in 2017. CSAPR generally requires greater reductions than under CAIR. As a result, some coal‑fired power plants will be required to install costly pollution controls or shut down which may adversely affect the demand for coal. Finally, in October 2016, the EPA issued an update to the CSAPR to address interstate transport of air pollution under the more recent 2008 ozone NAAQS and the state budgets remanded by the D.C. Circuit. Consolidated judicial challenges to the rule are now pending, but on August 10, 2017, the D.C. Circuit suspended briefing in the litigation after industry petitioners challenging the rule requested to delay proceedings so the EPA can determine whether to reconsider the revised CSAPR. On June 29, 2018, the EPA issued a proposed determination that the 2016 CSAPR Update Rule fully addresses states’ interstate transport obligations under the 2008 ozone NAAQS. However, the EPA has also signaled in a variety of 2018 memoranda that states may have more flexibility to consider international emissions and higher thresholds in developing SIPS than under prior guidance. It is not clear how the combination of upholding the 2016 CSAPR Update Rule while allowing greater SIP flexibility will affect decisions to install controls or shut down units, and any resulting effects on the demand for coal. On September 13, 2019 the D.C. Circuit upheld most of the 2016 CSAPR Update Rule, but vacated a provision that allowed upwind states to continue to contribute significantly to downwind states’ noncompliance beyond downwind states’ statutory compliance deadlines. To the extent that upwind states are forced to revisit their State Implementation Plans to comply with the ruling, this may affect their demand for coal.

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

23

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
On August 20, 2019, EPA issued guidance to states in preparing SIPS to meet the 2021 deadline, highlighting state flexibility. Additional regional haze litigation is likely.

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
On June 19, 2019, the EPA finalized the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, a new preliminary applicability test for determining whether a physical or operational change made to a power plant may be a “major modification” triggering New Source Review, and new implementing regulations for emission guidelines under Clean Air Act section 111(d).  If sustained, the ACE rule would reduce the regulatory burden from the Clean Power Plan and NSPS for new, modified and reconstructed power plant. This could increase demand for coal, but the ACE rule is the subject of litigation and its ultimate effect on demand is unknown.
In December 2015, 195 nations (including United States) signed the Paris Agreement, a long-term, international framework convention designed to address climate change over the next several decades. This agreement entered into force in November 2016 after more than 70 countries, including the United States, ratified or otherwise agreed to be bound by the agreement. The United States was among the countries that submitted its declaration of intended greenhouse gas reductions in early 2015, stating its intention to reduce U.S. greenhouse gas emissions by 26-28% by 2025 compared to 2005 levels. Whether and to what extent the United States meets its stated intention likely depends on several factors, including whether the ACE rule is implemented. In June 2017, The Trump Administration announced the United States intends to withdraw from the Paris Agreement. In November 2019, The Trump administration formally initiated the withdrawal process, which would provide for an exit date of November 2020. Whether the United States will adhere to the Paris Agreement’s exit process is, and the terms on which the United States may reenter the Paris agreement or a separately negotiated agreement are, uncertain at this time. Regardless of the extent to which the United States ultimately participates in these reductions, over the long term, international participation in the Paris Agreement framework could reduce overall demand for coal which could have a material adverse impact on us. These effects could be more adverse to the extent the United States ultimately participates in these reductions (whether via the Paris Agreement or otherwise).

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
The scope of waters that fall within the Clean Water Act’s jurisdiction is expansive and may include features not commonly understood to be a stream or wetland.  In June 2015, the EPA issued a new rule defining the scope of "waters of the United States" (WOTUS) that are subject to regulation.  The 2015 WOTUS rule was challenged by a number of states and private parties in various federal courts.  In December 2017, the EPA and the Army Corps of Engineers (the “Corps”) proposed a rule to repeal the 2015 WOTUS rule. The repeal took effect on December 23, 2019. In December 2018, the EPA and Corps also formally proposed a rule revising the definition of “Waters of the United States.” On January 23, 2020, EPA and the Corps announced the finalization of this rule. The new definition substantially reduces the scope of waters that fall within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams, which potentially qualified as “Waters of the United States” under the 2015 WOTUS rule. The repeal of the 2015 WOTUS rule and implementation of the pre-2015 rule have also been challenged in federal courts, and the final re-definition rule will likely be challenged as well.
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
Under the Clean Water Act, citizens may sue to enforce NPDES permit requirements. Beginning in 2012, multiple citizens’ suits were filed in West Virginia against mine operators for alleged violations of NPDES permit conditions requiring compliance with West Virginia’s water quality standards. Some of the lawsuits alleged violations of water quality standards for selenium, whereas others alleged that discharges of conductivity and sulfate were causing violations of West Virginia water quality standards that prohibit adverse effects to aquatic life. The suits sought penalties as well as injunctive relief that would limit future discharges of selenium, conductivity or sulfate through the implementation of expensive treatment technologies. The federal district court for the Southern District of West Virginia has ruled in favor of the citizen suit groups in multiple suits alleging violations of the water quality standard for selenium and in two suits alleging violations of water quality standards due to discharge of conductivity (one of which was upheld on appeal by the United States Court of Appeals for the Fourth Circuit in January 2017). In 2015, the West Virginia Legislature amended the West Virginia Water Pollution Control Act and associated rules to expressly prohibit the direct enforcement of water quality standards against permit holders. On March 27, 2019, the EPA approved these changes.
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

•
Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, valley fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man‑made conveyances that have a hydrologic connection to such streams or wetlands. Under the Clean Water Act, coal companies are required to obtain a Section 404 permit from the Corps, prior to conducting such mining activities. The Corps is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21, which we refer to as NWP 21, generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Since March 2007, permits under NWP 21 were reissued for a five‑year period with new provisions intended to strengthen environmental protections. There must be appropriate mitigation in accordance with nationwide general permit conditions rather than less restricted state‑required mitigation requirements, and permit holders must receive explicit authorization from the Corps before proceeding with proposed mining activities. Notwithstanding the additional environmental protections designed in the NWP 21, on July 15, 2009, the Corps proposed to immediately suspend the use of NWP 21 in six Appalachian states, including West Virginia, Kentucky and Virginia where the Company conducts operations. On June 17, 2010, the Corps announced that it had suspended the use of NWP 21 in the same six states although it remained for use elsewhere. In February 2012, the Corps proposed to reissue NWP 21, albeit with significant restrictions on the acreage and length of stream channel that can be filled in the course of mining operations. The Corps’ decisions regarding the use of NWP 21 does not prevent the Company’s operations from seeking an individual permit under § 404 of the CWA, nor does it restrict an operation from utilizing another version of the nationwide permit, NWP 50, authorized for small underground coal mines that must construct fills as part of their mining operations.

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous substances. In addition, each state has its own laws regarding the proper management and disposal of waste material. In June 2010, the EPA released a proposed rule to regulate the disposal of certain coal combustion residuals, which we refer to as CCR. The proposed rule set forth two very different options for regulating CCR under RCRA. The first option called for regulation of CCR as a hazardous waste under Subtitle C, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option utilized Subtitle D, which would give the EPA authority to set performance standards for waste management facilities and would be enforced primarily through citizen suits. The proposal left intact the so-called Bevill exemption for beneficial uses of CCR. The EPA finalized the CCR rule on December 19, 2014, setting nationwide solid nonhazardous waste standards for CCR disposal. On April 17, 2015, the EPA finalized regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions, and also establishes structural integrity criteria for new and existing surface impoundments (including establishing requirements for owners and operators to conduct periodic structural integrity-related assessments). The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. While classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal. In another development regarding coal combustion wastes, the EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, the EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. The EPA is posting utility responses to the assessment on its web site as the responses are received. After industry groups filed a suit in the D.C. Circuit, challenging the 2015 rule, former EPA Administrator Pruitt issued a letter on September 13, 2017 indicating the agency’s decision to reconsider the rule in response to industry petitions. On August 22, 2018, the D.C. Circuit remanded the rule at EPA’s request. On August 18, 2019, EPA issued a proposed revised rule that would modify standards regarding beneficial use and assessing environmental harm. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.
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
Endangered Species. The Endangered Species Act and other related federal and state statutes protect species threatened or endangered with possible extinction. Protection of threatened, endangered and other special status species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. A number of species indigenous to our properties are protected under the Endangered Species Act or other related laws or regulations. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans. We have been able to continue our operations within the existing spatial, temporal and other restrictions associated with special status species. On August 12, 2019, the United States Fish & Wildlife Service announced a new Endangered Species Act implementing regulations that would relax requirements and add flexibility in certain respects, and consequently do not alter our assessment of our ability to comply.
Should more stringent protective measures be developed and applied to threatened, endangered or other special status species or to their critical habitat, then we could experience increased operating costs or difficulty in obtaining future mining permits.
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
Employees
At December 31, 2019, we employed approximately 3,700 full- and part‑time employees. We believe that our relations with employees are good.
Executive Officers of the Registrant
The following is a list of our executive officers, their ages as of February 11, 2020 and their positions and offices during the last five years:

Name	Age	Position
Paul T. Demzik	58
Mr. Demzik has served as our Senior Vice President and Chief Commercial Officers since January 2019. From June 2013 to January 2019, Mr. Demzik served as Head of Thermal Coal Trading with Anglo American Marketing Limited in London and served as President of Peabody COALTRADE, LLC from July 2005 to July 2012.

John T. Drexler	50
Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since 2008. Mr. Drexler served as our Vice President-Finance and Accounting from 2006 to 2008. From 2005 to 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	62
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

Robert G. Jones	63	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to 2008.
Paul A. Lang	59
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

Deck S. Slone	56
Mr. Slone has served as our Senior Vice President-Strategy and Public Policy since June 2012. Mr. Slone served as our Vice President-Government, Investor and Public Affairs from 2008 to June 2012. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to 2008. In the past Mr. Slone served as the chairman of the National Coal Council, the immediate past co-chair of the Carbon Utilization Research Council, and the Chair of the National Mining Association’s Energy Policy Task Force.

John A. Ziegler, Jr.	53
Mr. Ziegler has served as our Senior Vice President & Chief Administrative Officer since January 2019. Mr. Ziegler served as our Chief Commercial Officer since March 2014. Mr. Ziegler served as our Vice President-Human Resources from April 2012 to March 2014. From October 2011 to April 2012, Mr. Ziegler served as our Senior Director-Compensation and Benefits. From 2005 to October 2011 Mr. Ziegler served as Vice President-Contract Administration, President of Sales, then finally Senior Vice President, Sales and Marketing and Marketing Administration. Mr. Ziegler joined Arch Coal in 2002 as Director-Internal Audit. Prior to joining Arch Coal, Mr. Ziegler held various finance and accounting positions with bioMerieux and Ernst & Young.

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

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:

•	the domestic and foreign supply of and demand for coal;

•	the domestic and foreign demand for electricity and steel;

•	competition for production of steel from electric arc furnaces, which may limit demand for coking coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic and foreign air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards;

•	adverse weather, climatic or other natural conditions, including unseasonable weather patterns;

•	domestic and foreign economic conditions, including economic slowdowns and the exchange rates of U.S. dollars for foreign currencies;

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
Our profitability depends, in large part, on conditions in the markets that we serve, which fluctuate in response to various factors beyond our control. The prices at which we sell our coal are largely dependent on prevailing market prices. We have experienced significant price volatility at times during the past several years as the demand for, and price of, coal has been subject to pressure for a variety of reasons, including reductions in domestic and international demand for metallurgical and thermal coal.
Global economic downturns have also had and in the future could have a negative impact on us. These conditions have, in the past, led to extreme volatility of prices, severely limited liquidity and credit availability, and resulted in declining valuations of assets. If there are downturns in economic conditions, our and our customers’ businesses, financial condition and results of operations could be adversely affected. Furthermore, because we typically seek to enter into long-term arrangements for the sale of a substantial portion of our coal, the average sales price we receive for our coal may lag behind any general economic recovery. There can be no assurance that our cost control actions and capital discipline, or any other actions that we may take, will be sufficient to offset any adverse effect these conditions may have on our business, financial condition or results of operations.

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
In addition, potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may not be able to compete on the basis of price or other factors with companies that in the future benefit from favorable foreign trade policies or other arrangements.
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
The domestic coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. In addition, substantial overcapacity exists in the coal industry and several other large coal companies have also filed, and others may file, bankruptcy proceedings which could enable them to lower their production costs and thereby reduce the price for coal. Consolidation in the coal industry or current or future bankruptcy proceedings of our coal competitors could adversely affect our competitive position.
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
Thermal coal accounted for 92% of our coal sales by volume during 2019. The majority of these sales were to electric power generators. The amount of coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels (particularly natural gas) for power generation and governmental regulations which may dictate an alternate source of fuel regardless of economics. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand and can be impacted by a number of factors. An economic slowdown can significantly slow the growth of electricity demand and could result in reduced demand for coal. For example, declines in the rate of international economic growth in countries such as China, India or other developing countries could further negatively impact the demand for U.S. coal and result in a continuing oversupply of coal in the marketplace. Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increase generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the source of power generation that is most cost efficient.
Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators and this has occurred to date. We expect that many of the new power plants constructed in the United States to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas combustion is seen as having a lower environmental impact than coal combustion. In addition, state and federal mandates for increased use of electricity from renewable energy sources also have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform national standard, although none of these proposals have been enacted to date. The costs of certain renewable energy sources have become increasingly competitive to coal, and possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources even more competitive. Any reduction in the amount of coal consumed by electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.
Our coal mining operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production levels and could materially and adversely affect our profitability.
We conduct underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:

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

•	unexpected or accidental surface subsidence from underground mining;

•	accidental mine water discharges, fires, explosions or similar mining accidents;

•	delays or closures by third-parties that transport coal shipments; and

•	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development.

If any of these conditions or events occurs, particularly at our Black Thunder and Leer mining complexes, which accounted for approximately 84% of the coal volume we sold and 62% of the revenue we generated in 2019, our coal mining operations may be disrupted and we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover for losses incurred as a result of such conditions or events, some of which may be substantial.
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
Our ability to obtain coal reserves in the future could also be limited by the availability of cash we generate from our operations or available financing, restrictions under our existing or future financing arrangements, competition from other coal producers, the lack of suitable acquisition or lease-by-application, (“LBA”), opportunities or the inability to acquire coal properties or LBAs on commercially reasonable terms. Increased opposition from non-governmental organizations and other third parties may also lengthen, delay or adversely impact the acquisition or LBA process. If we are unable to acquire replacement reserves, our future production may decrease significantly and our operating results may be negatively affected. In addition, we may not be able to mine future reserves as profitably as we do at our current operations.
In January 2016, the federal government imposed a moratorium on new leases for coal mined from federal lands as part of a review of the government’s management of federally-owned coal. In March 2017, the U.S. Secretary of the Interior signed Secretarial Order 3348 lifting that moratorium and halting the Federal Coal Program Programmatic Environmental Impact Statement that was in process at the time. Litigation was filed in the United States District Court for the District of Montana challenging the lifting of the moratorium as a violation of the National Environmental Policy Act (“NEPA”), the Mineral Leasing Act and the Federal Land Policy and Management Act. In April 2019, the court ruled that the Secretarial Order lifting the moratorium was a federal action necessitating an environmental analysis under NEPA. Following that decision, in May 2019, the Department of the Interior issued a draft environmental assessment analyzing the potential effects of lifting the coal moratorium. The ultimate outcome of the litigation and the government’s review is uncertain and could have a material and adverse impact on our business in any number of ways including by limiting our ability to mine reserves under ongoing or future applications, by increasing the costs or timeframe associated with obtaining leases under the LBA program, by making it uneconomical for us to participate in the programs or by preventing us from obtaining replacement reserves if the LBA program were terminated.
To maintain and grow our business, we will be required to make substantial capital expenditures which we may be unable to fund.
Our business plan and strategy require substantial capital expenditures. Maintaining mines, expanding mines and related infrastructure and developing new mines are capital intensive. Specifically, the exploration, permitting and development of metallurgical coal reserves, the maintenance of machinery, equipment and facilities and compliance with safety, health and environmental laws and regulations require ongoing capital expenditures. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional equity securities. Our ability to obtain financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.
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
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. We base our estimates of reserves on engineering, economic and geological data assembled, analyzed and reviewed by internal and third-party engineers and consultants. We update our estimates of the quantity and quality of proven and probable coal reserves annually to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

•	quality of the coal;

•	geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes, and royalties, and other payments to governmental agencies;

•	assumptions concerning the timing for the development of the reserves;

•	assumptions concerning physical access to the reserves; and

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
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal, which could have a material adverse effect on our business and results of operations.
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
Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof bolts we use in our underground mining operations depends on the price of scrap steel. We also use significant amounts of diesel fuel and tires for trucks and other heavy machinery, particularly at our Black Thunder mining complex. There has been some consolidation in the supplier base providing mining materials to the coal industry, such as suppliers of explosives in the U.S. and suppliers of both surface and underground equipment globally, that has limited the number of sources for these materials. If the prices of mining and other industrial supplies, particularly steel based supplies, diesel fuel and rubber tires, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.
Disruptions in the quantities of coal purchased from other third parties could temporarily impair our ability to fill customer orders or increase our operating costs.
We purchase coal from third parties that we sell to our customers. Operational difficulties at mines operated by third parties from whom we purchase coal, changes in demand from other coal producers and other factors beyond our control could affect the availability, pricing, and quality of coal purchased by us. Disruptions in the quantities of coal purchased by us could impair our ability to fill our customer orders or require us to purchase coal from other sources in order to satisfy those orders. If we are unable to fill a customer order or if we are required to purchase coal from other sources at higher prices and/or lower quality, in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.
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
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates, and our financial position could be materially and adversely affected by the bankruptcy of any of our significant customers.
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
In addition, our customer base may change with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. Some power plant owners may have credit ratings that are below investment grade, or may become below investment grade after we enter into contracts with them. Furthermore, our metallurgical customers operate in a highly competitive and cyclical industry where their creditworthiness could deteriorate rapidly. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk of payment default. Customers in other countries may also be subject to other pressures and uncertainties that may affect their ability to pay, including trade barriers, exchange controls and local economic and political conditions.
A defect in title or the loss of a leasehold interest in certain properties or surface rights could limit our ability to mine our coal reserves or result in significant unanticipated costs.
We conduct a significant part of our coal mining operations on properties that we lease. A title defect or the loss of a lease or surface rights could adversely affect our ability to mine the associated coal reserves. We may not verify title to our leased properties or associated coal reserves until we have committed to developing those properties or coal reserves. We may not commit to develop properties or coal reserves until we have obtained necessary permits and completed exploration. As such, the title to properties that we intend to lease or coal reserves that we intend to mine may contain defects prohibiting our ability to conduct mining operations. Similarly, our leasehold interests may be subject to superior property rights of other third parties. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs. In addition, some leases require us to produce a minimum quantity of coal and require us to pay minimum production royalties. Our inability to satisfy those requirements may cause the leasehold interest to terminate.
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
The loss of, or a significant reduction in, purchases by our largest customers could adversely affect our profitability.
For the year ended December 31, 2019, we derived approximately 21% of our total coal revenues from sales to our three largest customers and approximately 47% of our total coal revenues from sales to our ten largest customers. We are currently discussing the extension of coal sales agreements with some of these customers. However, we may be unsuccessful in obtaining coal supply agreements with those customers, and some or all of these customers could discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, were to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us, it may have an adverse impact on the results of our business.
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
We have sales offices in Singapore and the United Kingdom. The international expansion of our operations increases our exposure to country and currency risks. In addition, our international offices sell our coal to new customers and customers in new countries, whose business practices and reputations are not as well known to us. We also face new and increased political risks, including the potential for expropriation of assets and limitations on the repatriation of earnings. In the event that we are unable to effectively manage these new risks, our results of operations, financial position or cash flows could be adversely affected by these activities.
If we sustain cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.
We have become increasingly dependent on information technology systems to operate our business and to comply with regulatory, legal and tax requirements. As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our digital systems or systems maintained on our behalf for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Strategic targets, such as energy-related assets, may be at greater risk of future cyber-attacks than other targets in the United States.

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
The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our credit facilities, leases and other financing arrangements contain financial and other covenants that may create limitations on our ability to borrow the full amount under our credit facilities, effect acquisitions or dispositions and incur additional debt and require us to comply with various affirmative covenants. The Term Loan Debt Facility contains customary affirmative and negative covenants, which include restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, consolidations and acquisitions, (iv) disposition of assets or subsidiaries, (v) affiliate transactions, (vi) creation or ownership of certain subsidiaries, partnerships and joint ventures, (vii) continuation of or change in business, (viii) restricted payments, (ix) prepayment of subordinated and junior lien indebtedness, (x) restrictions in agreements on dividends, intercompany loans and granting liens on collateral, (xi) loans and investments, (xii) sale and leaseback transactions, (xiii) changes in organizational documents and fiscal year and (xiv) transactions with respect to bonding subsidiaries. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the Term Loan Debt Facility.
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
Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxide, and other compounds emitted into the air from electric power plants, which are the largest end‑users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants may be developed and implemented. For instance, the Clean Power Plan, if implemented in the form promulgated under the Obama administration, would severely limit emissions of carbon dioxide which would adversely affect our ability to sell coal. However, in April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and, in October 2017, the EPA published a proposed rule to formally repeal the Clean Power Plan. In August 2018, the EPA proposed the Affordable Clean Energy rule which revises the agency’s interpretation of Clean Air Act section 111(d). The EPA finalized the Affordable Clean Energy rule in June 2019. The rule offers the power generation industry incentives to invest in coal-fired power plants and provides guidelines for reducing carbon dioxide emissions by making on-site “heat rate improvements.” The final rule promulgated by the EPA is subject to judicial review, and, as such, the future of that rule and the Clean Power Plan and its attendant regulations is unclear. In December 2015, the United States and 195 other countries reached an agreement (the “Paris Agreement”) during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, a long-term, international framework convention designed to address climate change over the next several decades. In June 2017, the Trump administration filed formal notice with the United Nations that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or to establish a new framework agreement. The Trump administration formally initiated the withdrawal process in November 2019, which would provide for an exit date of November 2020. Whether the United States will adhere to the Paris Agreement’s exit process is, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are, uncertain at this time. However, any efforts to control and/or reduce greenhouse gas emissions by the United States or other countries that have also pledged “Nationally Determined Contributions,” or concerted conservation efforts that result in reduced electricity consumption, could adversely impact coal prices, our ability to sell coal and, in turn, our financial position and results of operations.
We are also subject to state and local regulations, which may be more stringent than federal rules. For example, although the United States has initiated the process for withdrawing from the Paris Agreement, certain United States cities and states have announced their intention to satisfy their proportionate obligations under the Paris Agreement. In addition, almost one-half of states have taken measures to track and reduce emissions of greenhouse gases, and some states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern United States. State and local governments may pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may decrease demand for our coal products. State and local commitments and regulations could have a material adverse effect on our business, financial condition and results of operations.
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
The demand for our products and market for our securities, as well as our ability to access the capital markets and obtain financing and insurance upon favorable terms may be significantly impacted by increased pressure from political and regulatory authorities, along with environmental activist groups, and lending and investment policies adopted by financial institutions and insurance companies to address concerns about the environmental impacts of coal combustion, including perceived impacts on the global climate. These activities and developments may potentially materially and adversely impact our future financial results, liquidity and growth prospects.
Concerns about the environmental impacts of coal combustion are resulting in increased regulation in many jurisdictions, unfavorable lending policies by government-backed lending institutions and development banks and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract significant public and scientific attention. For example, the Fourth and Fifth Assessment Reports of the Intergovernmental Panel on Climate Change have expressed concern about the impacts of human activity, especially from fossil fuel combustion, on the global climate.  As a result of the public and scientific attention, several governmental bodies increasingly are focusing on climate issues and, more specifically, levels of emissions of carbon dioxide from coal combustion by power plants.  The Clean Power Plan would severely limit emissions of carbon dioxide, possibly reducing future demand for coal.  However, as discussed above, the EPA has replaced the Clean Power Plan with the Affordable Clean Energy rule. The EPA’s Affordable Clean Energy rule is currently subject to judicial review, and as such, the future of that rule and the Clean Power Plan is unclear.  Additionally, a number of governments pledged to control and reduce greenhouse gas emissions under the Paris Agreement, which may impact demand for coal resources despite the United States’ August 2017 notice that it intends to withdraw its commitment.
Future regulation of greenhouse gas emissions in the United States could occur pursuant to future treaty obligations, statutory or regulatory changes at the federal, state or local level or otherwise.  The enactment of laws or the passage of regulations regarding greenhouse gas emissions from the combustion of coal by the U.S., some of its states or other countries, or other actions to limit emissions have resulted in, and may continue to result in, electricity generators switching from coal to other fuel sources or coal-fueled power plant closures. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future. You should see Item 1, “Environmental and Other Regulatory Matters-Climate Change” for more information about governmental regulations relating to greenhouse gas emissions.
There have been recent efforts by members of the general financial and investment communities, such as investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, such as coal producers. In California, for example, legislation was signed into law in October 2015 requiring California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining. Also, in December 2017, the Governor of New York announced that the New York Common Fund would immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it would no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal mines and utilities that derive a majority of their revenue from thermal coal. The impact of such efforts may adversely affect the demand for and price of our securities and impact our access to the capital and financial markets.
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
New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly or incur increased costs, which could have a material adverse effect on our financial condition and results of operations. Please refer to the section entitled “Environmental and Other Regulatory Matters” in Item 1 for more information about the various governmental regulations affecting us.
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
U.S. tax legislation enacted on December 22, 2017 (the “Tax Cut and Jobs Act”) significantly changed the U.S. federal income taxation of U.S. corporations. Changes include the reduction of the U.S. corporate income tax rate, elimination of the AMT tax system, limitation of interest deductions and revision of the rules governing NOLs.
As a result of the Tax Cuts and Jobs Act, there was a remeasurement of our deferred tax assets and liabilities, which resulted in $330.9 million of income tax expense in 2017 and $16.7 million of income tax benefit in 2018, with offsetting valuation allowance adjustments. In addition, we incurred a one-time transition tax of $1.5 million on the mandatory deemed repatriation of cumulative foreign earnings, which deemed repatriation tax was offset with NOL carryforwards (with an offsetting valuation allowance adjustment). Due to the elimination of the corporate AMT regime, existing AMT credits as of December 31, 2018 will be refunded during 2019-2022, and therefore the valuation allowance previously recorded against these credits has been released and the credits have been reclassified from a deferred tax asset to short term and long term receivables. As a result of limitations imposed by the Tax Cuts and Jobs Act on deductible compensation paid to certain “covered” employees, we recorded $0.2 million of tax expense in 2017, $4.0 million of tax expense in 2018, and $3.9 million of tax expense in 2019, with offsetting valuation allowance adjustments.
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
Risks Related to Proposed Joint Venture with Peabody

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

The occurrence of any of these events, individually or in combination could have a material adverse effect on our business, financial condition or results of operations.

There are risks associated with the conduct of joint ventures or joint operations.

To the extent we hold or acquire interests in any joint ventures or joint operations or enter into any joint ventures or joint operations in the future, including the pending joint venture with Peabody, the existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on our profitability or the viability of our interests held through joint ventures, which could have a material adverse impact on our business, financial condition or results of operations:

•	inconsistent economic, political or business interests or goals between partners or disagreements with partners on strategy for the most efficient development or operation of mines;

•	the inability to control certain strategic decisions made in respect of properties;

•	the ability of partners to block actions that we believe to be in our or the joint venture’s best interests;

•	the inability of partners to meet their financial and other obligations to the joint venture, joint operation or third parties; and

•	litigation between partners regarding management, funding or other decisions related to the joint venture or joint operation.

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

As a result of the Joint Venture, we could be deemed an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”). This would impose significant restrictions on us and would be likely to have a material adverse impact on our financial condition and results of operations.
On June 18, 2019, we entered into a definitive implementation agreement with Peabody Energy Corporation to establish a joint venture that is expected to combine the respective Powder River Basin and Colorado mining operations of both companies. On December 20, 2019, we applied for an order (the “Order”) seeking exemptive relief from the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 3(b)(2) of the 1940 Act to confirm that we are primarily engaged in the business of coal production, a business or businesses other than that of investing, reinvesting, owning, holding, or trading in securities and, therefore, is not an “investment company,” as such term is defined in the 1940 Act.
There are no assurances that we will be successful in obtaining an order from the SEC excluding or exempting us from registration under the 1940 Act.
If we elect to consummate the Joint Venture without obtaining the Order and a sufficient amount of our assets are deemed to be "investment securities" within the meaning of the 1940 Act, and we are unable to rely on an exemption under the 1940 Act, we would either have to register as an investment company under the 1940 Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds, engage in other transactions involving leverage or issue additional capital stock and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our Properties
At December 31, 2019, we owned or controlled, primarily through long‑term leases, approximately 28,292 acres of coal land in Ohio, 1,060 acres of coal land in Maryland, 10,095 acres of coal land in Virginia, 323,736 acres of coal land in West Virginia, 81,470 acres of coal land in Wyoming, 268,337 acres of coal land in Illinois, 33,272 acres of coal land in Kentucky, 9,840 acres of coal land in Montana, 358 acres of coal land in Pennsylvania, and 19,146 acres of coal land in Colorado. In addition, we also owned or controlled through long‑term leases smaller parcels of property in Alabama, Indiana, Washington, Arkansas, California, Utah and Texas. We lease approximately 57,863 acres of our coal land from the federal government and approximately 22,385 acres of our coal land from various state governments. Certain of our preparation plants or loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining preparation plants and loadout facilities are located on property owned by us or for which we have a special use permit.
Our executive headquarters occupies leased office space at One CityPlace Drive, in St. Louis, Missouri. Our subsidiaries currently own or lease the equipment utilized in their mining operations. You should see Item 1, “Our Mining Operations” for more information about our mining operations, mining complexes and transportation facilities.
Our Coal Reserves
We estimate that we owned or controlled approximately 1.8 billion tons of proven and probable recoverable reserves at December 31, 2019. Our coal reserve estimates at December 31, 2019 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
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

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2019:
Total Assigned Reserves
(Tons in millions)

	Total Assigned Recoverable Reserves						As Received Btus per lb. (1)
				Sulfur Content (lbs. per million Btus)						Mining Method		Past Reserve Estimates
								Reserve Control			Under-
		Proven	Probable	<1.2	1.2-2.5	>2.5		Leased	Owned	Surface	ground	2017	2018
Wyoming	840	835	5	799	41	—	8,836	840	—	840	—	1,025	911
Colorado	51	45	6	51	—	—	11,433	51	—	—	51	53	54
Central App.	47	34	13	20	27	—	13,623	36	11	—	47	69	57
Northern App.	92	65	27	6	86	—	13,247	10	82	—	92	35	73
Illinois	40	21	19	—	—	40	10,707	33	7	—	40	35	43
Total	1,070	1,000	70	876	154	40	9,617	970	100	840	230	1,217	1,138

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves
(Tons in millions)

	Total Unassigned Recoverable Reserves
				Sulfur Content						Mining Method
				(lbs. per million Btus)			As Received	Reserve Control			Under‑
		Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground
Wyoming	260	214	46	213	47	—	8,415	260	—	260	—
Central App.	49	42	7	14	23	12	12,503	2	47	31	18
Northern App.	139	71	68	—	136	3	12,943	7	132	—	139
Illinois	284	188	96	—	—	284	11,165	61	223	3	281
Total	732	515	217	227	206	299	10,617	330	402	294	438

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 61% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional approximately 12% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets. A substantial portion of the low-sulfur and compliance coal reserves at a number of our Appalachian mining complexes may also be used as metallurgical coal.
The carrying cost of our coal reserves at December 31, 2019 was $363 million, consisting of $2 million of prepaid royalties and a net book value of coal lands and mineral rights of $361 million.

Reserve Acquisition Process
We acquire a significant portion of the coal we control in the western United States through the LBA process. Under this process, before a mining company can obtain new coal reserves, the coal tract must be nominated for lease, and the company must win the lease through a competitive bidding process. The LBA process can last anywhere from five to ten years or more from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves.
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
On January 15, 2016, the federal government ordered a moratorium on new leases for coal mined from federal lands as part of a review of the government’s management of federally-owned coal. In March 2017, the U.S. Secretary of Interior signed Secretarial Order 3348 lifting that moratorium and halting the Federal Coal Program Programmatic Environmental

Impact Statement that was in process at the time. In April 2019, the federal district court for the District of Montana held that the Secretary of the Interior violated the National Environmental Policy Act in failing to undertake environmental review before lifting the moratorium. The court deferred ordering remedies until the completion of further briefing and negotiation between the parties. In response, the Department prepared an environmental assessment in May 2019. The parties have not agreed, and the court has not yet determined, whether the environmental assessment is sufficient to address the deficiencies identified by the court. Consequently, the Bureau of Land Management is continuing to process federal coal lease applications in accordance with regulations and guidance that existed before Secretarial Order 3338, but the matter remains under litigation. Any future delays in processing applications resulting from the litigation could prevent us from obtaining replacement reserves when we require them.  Also, the outcome of the government’s review is uncertain and could have a material and adverse impact on our business in any number of ways including by limiting our ability to mine reserves under ongoing or future applications, by increasing the costs or timeframe associated with obtaining leases under the LBA program, by making it uneconomical for us to participate in the programs or by preventing us from obtaining replacement reserves if the LBA program were to be terminated. Please see “Our inability to acquire additional coal reserves or our inability to develop coal reserves in an economically feasible manner may adversely affect our business,” contained in Item 1A. “Risk Factors” for more information.

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
At December 31, 2019, approximately 28% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
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
We leased approximately 50,430 acres of property to other coal operators in 2019. We received royalty income of $4.5 million during 2019 from the mining of approximately 1.8 million tons, $6.2 million during 2018 from the mining of approximately 2.3 million tons and $4.1 million during 2017 from the mining of approximately 1.2 million tons on those properties. We have included reserves at properties leased by us to other coal operators in the reserve figures set forth in this report.
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

ITEM 4.  MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the period ended December 31, 2019.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ARCH” and has been trading since October 5, 2016 upon our emergence from bankruptcy. No prior established public trading market existed for this newly issued common stock prior to this date. Based upon information provided by our transfer agent, as of January 31, 2020, we had two stockholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. We paid dividends on our common stock totaling $30.2 million in 2019. There is no assurance as to the amount or payment of dividends in the future because they will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.

The following table sets forth for each period indicated the dividends paid per common share and the per share high and low closing prices for our common stock as reported on the NYSE for the periods presented:

	High		Low	Dividends per common share
Year Ended December 31, 2019
First quarter	$93.64		$80.69	$0.45
Second quarter	99.96		86.71	0.45
Third quarter	93.81		69.31	0.45
Fourth quarter	86.00		70.41	0.45

Year Ended December 31, 2018
First quarter	$100.71		$85.66	$0.40
Second quarter	100.57	76.50	76.52	0.40
Third quarter	94.52		75.85	0.40
Fourth quarter	97.36		78.87	0.40

Stockholder Return Performance Presentation

The following graph compares the cumulative 39-month total return of holders of Arch Coal, Inc.’s common stock with the cumulative total returns of the S&P Midcap 400 index and the Dow Jones US Coal Index. The graph assumes that the value of the investment in our common stock, the S&P Midcap 400 index, and the Dow Jones US Coal Index (including reinvestment of dividends) was $100 on October 5, 2016 and tracks it through December 31, 2019.

In years prior to 2019, the total shareholder return of our common stock was compared to the total returns of the S&P Midcap 400 index and a customized group of peer companies. In recent years, the bankruptcy of certain companies deemed to be our peers has caused fluctuations in the companies comprising our peer group from one year to the next. To mitigate the impact of these fluctuations and provide more consistency to the performance graph disclosure year after year, in 2019, we elected to replace our peer group with the Dow Jones US Coal Index for disclosure purposes.

51

	10/5/2016	12/31/16	12/31/17	12/31/18	12/31/19

Arch Coal, Inc.	100.00	123.89	149.93	136.01	120.18
S&P Midcap 400	100.00	107.42	124.87	111.03	140.11
Dow Jones US Coal Index	100.00	94.95	145.36	111.67	36.59
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

During April 2019, the Board of Directors of Arch Coal, Inc. approved an incremental $250 million to the share repurchase program bringing the total authorization to $1.05 billion. The table below represents all share repurchases for the three months ended December 31, 2019:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1 through October 31, 2019	127,002	$78.73	127,002	$223,118
November 1 through November 30, 2019	6,377	$78.39	6,377	$222,618
December 1 through December 31, 2019	—	$—	—	$222,618
Total shares repurchased	133,379	$78.72	133,379

As of December 31, 2019, we had repurchased 10,088,378 shares at an average share price of $82.01 per share for an aggregate purchase price of approximately $827 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $223 million.
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

ITEM 6.  SELECTED FINANCIAL DATA.

	Successor				Predecessor
(In thousands, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	October 2 through December 31, 2016	January 1 through October 1, 2016	Year Ended December 31, 2015
Income Statement Data:				(1)	(1)	(2)
Revenues	$2,294,352	$2,451,787	$2,324,623	$575,688	$1,398,709	$2,573,260
Asset impairment and mine closure costs	—	—	—	—	129,267	2,628,303
Income (loss) from operations	242,870	279,138	234,336	46,086	(255,423)	(2,865,063)
Interest expense	(16,485)	(20,471)	(26,905)	(11,241)	(135,888)	(397,979)
Non-operating expenses	(2,029)	(5,348)	(6,885)	(727)	1,626,113	(27,910)
Income (loss) from continuing operations	233,799	312,577	238,450	33,449	1,242,081	(2,913,142)
Basic earnings (loss) per common share	$14.42	$15.90	$10.05	$1.34	$58.33	$(136.86)
Diluted earnings (loss) per common share	$13.52	$15.15	$9.84	$1.31	$58.28	$(136.86)
Balance Sheet Data:
Total assets	$1,867,756	$1,887,060	$1,979,632	$2,136,597	$2,123,829	$5,041,881
Working capital	395,767	549,448	496,913	566,391	522,465	(4,361,009)
Current maturities of debt	20,753	17,797	15,783	11,038	6,662	5,042,353
Long-term debt, less current maturities	290,066	300,186	310,134	351,841	353,272	30,953
Other long-term obligations	626,174	552,718	669,552	725,948	786,015	755,283
Arch Coal stockholders’ equity	640,536	704,821	665,865	746,577	687,483	(1,244,289)
Cash Flow Data:
Cash provided by (used in) operating activities	419,714	417,963	396,474	84,192	(228,218)	(44,367)
Depreciation, depletion and amortization, including amortization of sales contracts, net	111,621	130,670	176,449	33,400	190,853	370,534
Capital expenditures	266,356	95,272	59,205	15,214	82,434	119,024
Net proceeds from the issuance of long term debt	—	—	298,500	—	—	—
Payments to retire debt, including redemption premium	—	—	(325,684)	—	—	—
Purchases of treasury stock	244,998	280,871	301,512	—	—
Dividend payments	30,220	31,269	24,369	—	—	—
Operating Data:
Tons sold	90,305	96,792	98,218	26,812	67,128	127,632
Tons produced	90,012	95,416	96,686	26,619	66,658	126,820
Tons purchased from third parties	526	1,140	1,532	193	481	1,287

(1)
Our 2016 results were impacted by the filing of bankruptcy, subsequent emergence and the application of fresh start accounting. See Note 3 to the Consolidated Financial Statements, “Emergence from Bankruptcy,” for additional information.

(2)	Our results in 2015 were impacted by further weakening of both the thermal and metallurgical coal markets. We incurred $2.6 billion of mine closure and asset impairment charges during the year.

The selected financial information presented above for the years ended December 31, 2019, 2018, 2017, the period October 2 through December 31, 2016, the period from January 1 through October 1, 2016, and the year ended 2015 was derived from, and is qualified by, reference to our Consolidated Financial Statements, including the notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our results for the year ended December 31, 2019 were impacted by softening of coking coal markets in the back half of the year, and domestic and international thermal coal markets that faced continued pressure. Coking coal markets weakened beginning in the third quarter of 2019, and continued softening for the remainder of the year. The weakness in coking coal markets is related to slowing global economic growth, particularly in Europe. Declining margins have led to production curtailments by steel producers, particularly in Europe, that have negatively impacted spot demand for coking coal as well as prompt and forward coking coal prices. We believe the current softness in coking coal pricing is demand driven, and that higher cost marginal coking coal production sources will be pressured at current prompt and forward pricing levels. Global capital investment in new coking coal production capacity remains limited, and we believe the current pricing environment will likely keep capital investment limited. We believe this limited long term capital investment in the industry and pressure on marginal high cost coking coal production sources will provide support to coking coal markets in the long term. The ongoing implementation of tariffs and trade disputes appear to be contributing factors in the slowing of global economic growth, particularly in Europe and China. Favorable resolution of these trade disputes may have a favorable impact on coking coal markets going forward.

Domestic thermal coal markets were pressured by low natural gas pricing and continued expansion of subsidized renewable generation sources. Despite these significant pressures, domestic thermal demand and pricing remained at levels that supported positive cash margins for both of our thermal segments throughout 2019. Current year natural gas pricing was meaningfully lower than during the prior year due to increased production and higher levels of storage for the competing fuel. Natural gas production levels are expected to continue to increase, although at a slower rate, and natural gas is expected to pressure domestic thermal coal demand in the long term. Additionally, subsidized renewable generation, particularly wind generation, continues to expand in all regions of the country and is expected to pressure domestic thermal coal demand in the long term. Generator coal stockpiles increased over the course of the year on a tonnage basis, and are currently above both historical averages based on days of burn, and physical volumes at the end of the prior year. International thermal coal market pricing declined significantly over the first half of the current year and remained at depressed levels that are uneconomic for effectively all of our thermal operations. However, the forward positions we entered into in previous periods allowed our operations to continue to economically ship coal into these markets throughout 2019.

In the fourth quarter of 2019 we sold our Coal-Mac operation, which had been part of our Other Thermal segment. Coal-Mac’s results for the first eleven and a half months of 2019 are included in our full year 2019 results, and in all preceding periods’ results presented herein.

In the third quarter of 2017 we sold our Lone Mountain operation, which had been part of our Metallurgical segment. Lone Mountain’s results for the first nine months of 2017 are included in our full year 2017 results presented herein.

Results of Operations

Year Ended December 31, 2019 and 2018

Revenues.  Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal sales. The following table summarizes information about our coal sales for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	(Decrease) / Increase
	(In thousands)
Coal sales	$2,294,352	$2,451,787	$(157,435)
Tons sold	90,305	96,792	(6,487)

On a consolidated basis, coal sales in 2019 decreased approximately $157.4 million or 6.4% from 2018, and tons sold decreased approximately 6.5 million tons or 6.7%. Coal sales from Metallurgical operations decreased approximately $46.1 million, due to decreased pricing, partially offset by increased coking coal volume. Powder River Basin coal sales decreased approximately $57.5 million due to decreased volume, partially offset by slightly improved pricing, and Other Thermal coal sales decreased approximately $51.7 million due to decreased volume and pricing. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase / (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,873,017	$1,925,202	$52,185
Depreciation, depletion and amortization	112,055	119,563	7,508
Accretion on asset retirement obligations	20,548	27,970	7,422
Amortization of sales contracts, net	(434)	11,107	11,541
Change in fair value of coal derivatives and coal trading activities, net	(18,601)	9,118	27,719
Selling, general and administrative expenses	95,781	100,300	4,519
Costs related to proposed joint venture with Peabody Energy	13,816	—	(13,816)
Loss on sale of Coal-Mac LLC	9,008	—	(9,008)
Preference Rights Lease Application settlement income	(39,000)	—	39,000
(Gain) loss on sale of Lone Mountain Processing, Inc.	4,304	—	(4,304)
Other operating income, net	(19,012)	(20,611)	(1,599)
Total costs, expenses and other	$2,051,482	$2,172,649	$121,167

Cost of sales.  Our cost of sales for the year ended December 31, 2019 decreased approximately $52.2 million or 2.7% versus 2018. The decrease consists primarily of reductions of approximately $52.5 million in operating taxes and royalties, $11.5 million in purchased coal costs, and $23.9 million due to a build in coal inventories versus a draw on coal inventories in the prior year. These cost decreases were partially offset by increases of approximately $24.2 million in labor related costs, and $12.0 million in other miscellaneous costs primarily outside services and subsidence mitigation. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization costs for the year ended December 31, 2019 decreased versus 2018 primarily due to reduced depreciation and development amortization in our Powder River Basin segment.

Accretion on asset retirement obligation.  Our accretion of asset retirement obligations for the year ended December 31, 2019, decreased versus 2018, due to the significant reduction in our Powder River Basin asset retirement obligation liability at the end of 2018 due to mine plan changes.

Amortization of sales contracts, net.  The decrease in amortization of sales contracts, net in 2019 versus 2018 is primarily related to the value of certain Powder River Basin supply contracts being fully amortized at the end of 2018.

Change in fair value of coal derivatives and coal trading activities, net.  The benefit in 2019 versus the cost in the prior year is primarily related to mark-to-market gains on coal derivatives that we utilized to hedge our price risk for international thermal coal shipments. As international thermal markets declined during the current year, the market value of these positions increased.

Selling, general and administrative expenses.  The decrease in selling, general and administrative expenses in 2019 versus 2018 is primarily due to decreased legal costs of approximately $2.3 million and compensation costs of approximately $1.8 million.

Costs related to proposed joint venture with Peabody Energy.  On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. For further information on our proposed joint venture with Peabody Energy see Note 6, “Joint Venture with Peabody Energy” to the Consolidated Financial Statements.

Loss on sale of Coal-Mac LLC.  During the year ended December 31, 2019, we sold Coal-Mac LLC to Condor Holdings LLC, incurring a loss of approximately $9.0 million. For further information on the sale of Coal-Mac LLC to Condor Holdings LLC, please see Note 5, “Divestitures” to the Consolidated Financial Statements.

Preference Rights Lease Application (PRLA) settlement income.  Our PRLA settlement income relates to a settlement with the United States Department of Interior over a long-standing dispute on the valuation and disposition of a PRLA Arch controlled in northwestern New Mexico. For further information on our PRLA settlement income see Note 7, “Preference Rights Lease Application Settlement Income” to the Consolidated Financial Statements.

(Gain) Loss on sale of Lone Mountain Processing LLC.  During the year ended December 31, 2017, we sold Lone Mountain Processing LLC and Cumberland River Coal LLC to Revelation Energy LLC, generating a gain of approximately $21.3 million. Our loss on sale of Lone Mountain Processing, LLC in the current year relates to recognition of certain contingent workers’ compensation liabilities, both occupational disease and traumatic, that may accrue to us as a result of the bankruptcy filing by Revelation Energy LLC. For further information on the sale of Lone Mountain Processing LLC and Cumberland River Coal LLC to Revelation Energy LLC, please see Note 5, “Divestitures” to the Consolidated Financial Statements.

Other operating income, net. The decline in other operating income, net in 2019 versus 2018 results primarily from reduced income from equity investments of approximately $3.4 million, the unfavorable impact of mark to market movements on heating oil positions of approximately $1.8 million, option premium benefit in the prior year of approximately $2.2 million, and reduced royalty income of approximately $1.8 million, offset by the favorable impact of coal derivative settlements in the current year of approximately $9.2 million.

Non-operating expense. The following table summarizes non-operating expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase / (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,053)	$(3,202)	$1,149
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	485
Reorganization income (loss), net	24	(1,661)	1,685
Total nonoperating expense	$(2,029)	$(5,348)	$3,319

Nonoperating expenses declined in the year ended December 31, 2019 versus 2018 primarily due to post retirement obligation gain amortization in the current year and costs associated with the repricing of our term loan and from Chapter 11 reorganization costs in the prior year. See further discussion in Note 20, “Employee Benefit Plans”, Note 3, “Emergence from Bankruptcy,” and Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

Provision for (benefit from) income taxes. The following table summarizes our provision for income taxes for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Increase / (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$248	$(52,476)	$(52,724)

See Note 14, to the Consolidated Financial Statements “Taxes,” for a reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual benefit from taxes.

Operational Performance

Year Ended December 31, 2019 and 2018

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and non-operating income (expense). Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows operating results of coal operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Variance
Powder River Basin
Tons sold (in thousands)	74,531	79,542	(5,011)
Coal sales per ton sold	$12.08	$12.03	$0.05
Cash cost per ton sold	$10.63	$10.45	$(0.18)
Cash margin per ton sold	$1.45	$1.58	$(0.13)
Adjusted EBITDA (in thousands)	$110,528	$126,525	$(15,997)
Metallurgical
Tons sold (in thousands)	7,769	7,747	22
Coal sales per ton sold	$105.33	$111.72	$(6.39)
Cash cost per ton sold	$66.07	$66.85	$0.78
Cash margin per ton sold	$39.26	$44.87	$(5.61)
Adjusted EBITDA (in thousands)	$305,363	$349,524	$(44,161)
Other Thermal
Tons sold (in thousands)	7,717	9,089	(1,372)
Coal sales per ton sold	$38.07	$36.06	$2.01
Cash cost per ton sold	$32.85	$28.95	$(3.90)
Cash margin per ton sold	$5.22	$7.11	$(1.89)
Adjusted EBITDA (in thousands)	$41,495	$68,620	$(27,125)

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the year ended December 31, 2019, declined from the year ended December 31, 2018 due to decreased volume and increased cash cost per ton sold versus the prior year. The volume decline was due to the continued increase in generation from competing fuels, in particular low cost natural gas and subsidized renewable sources, particularly wind. Volume was further impacted by off-site flooding that disrupted rail performance in the first half of the current year. Pricing improved slightly in the current year due to an increase in the percentage of higher quality tons sold from scaling back operations at our lower quality Coal Creek mine. Due to market weakness for lower quality Powder River Basin coal, we decided to reduce operations at our Coal Creek mine rather than pursue uneconomic business. The resulting change in the mix of tons sold put upward pressure on both sales price per ton sold and cash cost per ton sold. We believe the reduction at Coal Creek will last at least through 2020. Cash cost per ton sold increased in the current year due to the volume decrease and lower percentage of Coal Creek volume, but the increase in cash cost per ton sold was mitigated somewhat by the reversion of the Federal Black Lung Excise Tax rate to the pre-1986 rates. The current period Federal Black Lung Excise Tax rate for surface mines is $0.25 per ton or 2% of gross selling price on all domestic sales, versus the prior year period rate of $0.55 per ton sold or 4.4% of gross selling price. At this time, Federal Black Lung Excise Tax rates for 2020 are set to return to the higher rates that applied from 1986 through 2018.

Metallurgical — Adjusted EBITDA for the year ended December 31, 2019, decreased from the year ended December 31, 2018 due to reduced pricing over the second half of the current year as discussed in the Overview. Our cash cost per ton sold for the year ended December 31, 2019, decreased versus the prior year due to increased productivity at our Leer mine and lower operating taxes and royalties. These cost benefits were largely offset by decreased productivity at our Mountain Laurel mine as conditions were difficult in the mine’s final longwall panels. The Mountain Laurel mine ceased longwall operations in the fourth quarter of the current year and is transitioning to dedicated continuous miner operations. Total tons sold increased slightly as coking coal volume increased and associated thermal coal volume decreased. The change in sales mix put upward pressure on sales price per ton.

The adverse geologic conditions in the final Mountain Laurel longwall panel prevented us from recovering approximately two thirds of the longwall system’s hydraulic shields. These shields were planned to be rebuilt and utilized at our Leer South mine currently under development. We are finalizing a claim under our insurance policy that will cover the amount of capital required to replace the abandoned shields with new shields.

Our metallurgical segment sold 6.8 million tons of coking coal and 1.0 million tons of associated thermal coal in the year ended December 31, 2019, as compared to 6.7 million tons of coking coal and 1.1 million tons of associated thermal coal in the prior year. Longwall operations accounted for approximately 71% of our shipment volume in both the current and prior years.

Other Thermal— Adjusted EBITDA for the year ended December 31, 2019 declined from the year ended December 31, 2018 due to reduced sales volume and increased cash cost of tons sold. Tons sold volume decreased at all three of our Other Thermal operations in the current year due to continued softness in both domestic and international thermal coal markets as discussed in the Overview section. The volume decline was largest at our West Elk mine due to a planned first quarter reduction to accommodate customer delivery schedules and our longwall development requirements, and an unfavorable international pricing environment in the second half of the year. The decreased percentage of tons sold from the lower priced and lower cost West Elk mine contributed to the increases in both pricing and cash cost per ton sold.

In December of the current year we sold our Other Thermal operation, Coal-Mac LLC, to Condor Holdings LLC. For further information on the sale of Coal-Mac LLC to Condor Holdings LLC, please see Note 5 to the Consolidated Financial Statements, “Divestitures.”

Results of Operations

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

On a consolidated basis, coal sales in 2018 increased approximately $127.2 million or 5.5% from 2017, while tons sold decreased approximately 1.4 million tons or 1.5%. Coal sales from ongoing Metallurgical operations increased approximately $223.7 million, primarily on increased pricing. Powder River Basin coal sales decreased approximately $50.9 million primarily due to decreased pricing, and Other Thermal coal sales increased approximately $32.4 million due to increased pricing. Lone Mountain, an operation that we divested in 2017, provided approximately $74.9 million in coal sales in 2017. A net transportation related increase of approximately $36.8 million is included in the pricing increases discussed above. The increased transportation is primarily related to increased exports as a percentage of volume in the Metallurgical and Other Thermal segments. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Increase / (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,925,202	$1,839,993	$(85,209)
Depreciation, depletion and amortization	119,563	122,464	2,901
Accretion on asset retirement obligations	27,970	30,209	2,239
Amortization of sales contracts, net	11,107	53,985	42,878
Change in fair value of coal derivatives and coal trading activities, net	9,118	7,222	(1,896)
Selling, general and administrative expenses	100,300	87,952	(12,348)
(Gain) loss on sale of Lone Mountain Processing, Inc.	—	(21,297)	(21,297)
Other operating income, net	(20,611)	(30,241)	(9,630)
Total costs, expenses and other	$2,172,649	$2,090,287	$(82,362)

Cost of sales.  Our cost of sales for year ended December 31, 2018 increased approximately $85.2 million or 4.6% versus 2017. The increase consists primarily of increased transportation costs of approximately $42.2 million, labor related costs of approximately $37.4 million, repairs and supplies costs of approximately $30.5 million, and a net increase in change in coal inventory costs of approximately $31.0 million at ongoing operations. These cost increases were partially offset by the previously discussed sale of Lone Mountain which incurred approximately $75.2 million of cost of sales in 2017. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization costs for the year ended December 31, 2018 decreased versus 2017 due to reduced depreciation of plant and equipment and amortization of development costs of approximately $8.1 million. Of this total approximately $4.5 million is related to our Lone Mountain operation in 2017. This reduction is partially offset by increased depletion of reserves of approximately $5.2 million primarily in our metallurgical segment.

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

Change in fair value of coal derivatives and coal trading activities, net.  The increased cost in 2018 versus 2017 is primarily related to mark-to-market losses on coal derivatives that we entered to hedge our price risk for anticipated international thermal coal shipments. As international thermal markets strengthened during 2018, the market value of these positions declined.

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

Other operating income, net. The decreased benefit from other operating income, net in 2018 versus 2017 consists primarily of decreased income from equity investments of approximately $2.0 million, and the unfavorable impact of coal derivative settlements in 2018 versus 2017 of approximately $8.5 million, partially offset by increased miscellaneous revenues including outlease royalty income, transloading fees, and net gains on asset sales of approximately $1.8 million.

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

Nonoperating expenses declined in the year ended December 31, 2018 versus 2017 primarily due to costs associated with our efforts to replace our securitization facility and term loan in 2017, partially offset by costs associated with the repricing of our term loan in 2018, and reduced expenses associated with our Chapter 11 reorganization. Additionally, we adopted ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” and now reflect these costs as nonoperating expenses. See further discussion in Note 3, “Emergence from Bankruptcy,” and Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

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

Operational Performance

Year Ended December 31, 2018 and 2017

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations, and non-operating income (expense). Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows operating results of coal operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Variance
Powder River Basin
Tons sold (in thousands)	79,542	80,604	(1,062)
Coal sales per ton sold	$12.03	$12.49	$(0.46)
Cash cost per ton sold	$10.45	$10.53	$0.08
Cash margin per ton sold	$1.58	$1.96	$(0.38)
Adjusted EBITDA (in thousands)	$126,525	$158,882	$(32,357)
Metallurgical
Tons sold (in thousands)	7,747	8,192	(445)
Coal sales per ton sold	$111.72	$90.17	$21.55
Cash cost per ton sold	$66.85	$60.76	$(6.09)
Cash margin per ton sold	$44.87	$29.41	$15.46
Adjusted EBITDA (in thousands)	$349,524	$243,616	$105,908
Other Thermal
Tons sold (in thousands)	9,089	9,205	(116)
Coal sales per ton sold	$36.06	$34.85	$1.21
Cash cost per ton sold	$28.95	$24.20	$(4.75)
Cash margin per ton sold	$7.11	$10.65	$(3.54)
Adjusted EBITDA (in thousands)	$68,620	$102,006	$(33,386)

  This table reflects numbers reported under a basis that differs from U.S. GAAP. See the “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP figures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the year ended December 31, 2018, declined from the year ended December 31, 2017. Pricing in the current year was negatively impacted by the annual roll off and replacement of a portion of our term contracts at the end of the prior year. Some of these prior year contracts had been executed during stronger market environments. Increased natural gas and wind generation and above normal generator coal stockpiles pressured Powder River Basin markets throughout the current year. Volume decreased year over year reflecting the increase in electric generation from competing fuels and above normal generator stockpiles, offset to some degree by our ability to capitalize on shipping disruptions at other mines in the basin precipitated by excessive rainfall. Cash cost per ton sold declined year over year despite inflationary pressure, particularly for diesel fuel. Our efforts to “right size” our Powder River Basin operations coupled with lower sales sensitive costs, offset inflationary pressures, particularly diesel fuel.

Metallurgical — Adjusted EBITDA for the year ended December 31, 2018, increased from the year ended December 31, 2017 due to significant pricing improvement, and pricing continues to be supported by strength in international and domestic steel markets. Throughout 2018 our pricing benefited from our decision to commit less of our planned production to North American annual fixed price contracts, leaving a greater portion exposed to stronger pricing in the international coking coal markets. Our sales volume decline versus 2017 was effectively all related to the divestiture of Lone Mountain. Lone Mountain sold approximately 1.0 million tons in 2017. Tons sold from ongoing operations increased over 0.5 million tons versus 2017. Our cash cost per ton sold for the year ended December 31, 2018, increased versus 2017 due to increased operating tax and royalty costs, increased labor costs, and inflationary pressure on parts, supplies, and services, as well as the timing of some major repairs. Inflationary pressure on labor, goods, and services utilized in our metallurgical segment has continued to build throughout the current year as the coking coal industry in the Appalachian geographic region attempts to maximize production to take advantage of the currently strong coking coal markets. Operating taxes and royalties are impacted by the increase in coal sales per ton sold and an increase in the severance tax rate at our Beckley Mine.

Our metallurgical segment sold 6.7 million tons of coking coal and 1.1 million tons of associated thermal coal in the year ended December 31, 2018, as compared to 6.4 million tons of coking coal, 0.5 million tons of PCI coal, and 1.3 million tons of associated thermal coal in 2017. Longwall operations accounted for approximately 71% of our shipment volume in 2018 and 57% of our shipment volume in 2017.

Other Thermal— Adjusted EBITDA for the year ended December 31, 2018 declined from the year ended December 31, 2017. 2018 was pressured by lower sales and production volume at our West Elk operation and increased costs at our West Elk and Coal-Mac operations. West Elk costs increased due to higher levels of continuous miner production as compared to the prior year, which was necessary to maintain adequate longwall development. Inflationary pressure further impacted costs, particularly materials, supplies, and diesel fuel.

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

Year Ended December 31, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$915,750	$990,550	$377,202	$10,850	$2,294,352
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(1,122)	(6,782)	—	(7,904)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	10,820	10,820
Transportation costs	15,079	173,352	90,151	30	278,612
Non-GAAP Segment coal sales revenues	$900,671	$818,320	$293,833	$—	$2,012,824
Tons sold	74,531	7,769	7,717
Coal sales per ton sold	$12.08	$105.33	$38.07

Year Ended December 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$973,248	$1,036,621	$428,884	$13,034	$2,451,787
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	8,718	—	8,718
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	13,034	13,034
Transportation costs	16,388	171,126	92,438	—	279,952
Non-GAAP Segment coal sales revenues	$956,860	$865,495	$327,728	—	$2,150,083
Tons sold	79,542	7,747	9,089
Coal sales per ton sold	$12.03	$111.72	$36.06

Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Revenues in the Consolidated Income Statements	$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	200	—	200
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	15,061	15,061
Transportation costs	17,437	149,212	75,491	1,022	243,162
Non-GAAP Segment coal sales revenues	$1,006,760	$738,627	$320,813	—	$2,066,200
Tons sold	80,604	8,192	9,205
Coal sales per ton sold	$12.49	$90.17	$34.85

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

Year Ended December 31, 2019	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$803,996	$686,673	$343,656	$38,692	$1,873,017
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(3,036)	—	—	—	(3,036)
Transportation costs	15,079	173,353	90,151	30	278,613
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	28,712	28,712
Other (operating overhead, certain actuarial, etc.)	—	—	—	9,950	9,950
Non-GAAP Segment cash cost of coal sales	791,953	513,320	253,505	—	1,558,778
Tons sold	74,531	7,769	7,717
Cash Cost Per Ton Sold	$10.63	$66.07	$32.85

Year Ended December 31, 2018	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$851,414	$689,053	$355,544	$29,191	$1,925,202
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	4,056	—	—	—	4,056
Transportation costs	16,388	171,126	92,438	—	279,952
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	18,884	18,884
Other (operating overhead, certain actuarial, etc.)	—	—	—	10,307	10,307
Non-GAAP Segment cash cost of coal sales	$830,970	$517,927	$263,106	$—	$1,612,003
Tons sold	79,542	7,747	9,089
Cash Cost Per Ton Sold	$10.45	$66.85	$28.95

Year Ended December 31, 2017	Powder River Basin	Metallurgical	Other Thermal	Idle and Other	Consolidated
(In thousands)
GAAP Cost of sales in the Consolidated Income Statements	$863,836	$646,911	$298,229	$31,017	$1,839,993
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,645)	—	—	—	(2,645)
Transportation costs	17,437	149,212	75,491	1,022	243,162
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	28,065	28,065
Other (operating overhead, certain actuarial, etc.)	—	—	—	1,930	1,930
Non-GAAP Segment cash cost of coal sales	$849,044	$497,699	$222,738	$—	$1,569,481
Tons sold	80,604	8,192	9,205
Cash Cost Per Ton Sold	$10.53	$60.76	$24.20

Reconciliation of Segment Adjusted EBITDA to Net Income

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, and the accretion on asset retirement obligations. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Net income	$233,799	$312,577	$238,450
Income tax (benefit) provision	248	(52,476)	(35,255)
Interest expense, net	6,794	13,689	24,256
Depreciation, depletion and amortization	112,055	119,563	122,464
Accretion on asset retirement obligations	20,548	27,970	30,209
Amortization of sales contracts, net	(434)	11,107	53,985
Costs related to proposed joint venture with Peabody Energy	13,816	—	—
Loss on sale of Coal-Mac LLC	9,008	—	—
Preference Rights Lease Application settlement income	(39,000)	—	—
Loss (gain) on sale of Lone Mountain Processing, Inc.	4,304	—	(21,297)
Net loss resulting from early retirement of debt and debt restructuring	—	485	2,547
Non-service related postretirement benefit costs	2,053	3,202	1,940
Reorganization items, net	(24)	1,661	2,398
Adjusted EBITDA	363,167	437,778	419,697
EBITDA from idled or otherwise disposed operations	12,926	2,492	3,253
Selling, general and administrative expenses	95,781	100,300	87,952
Other	(14,488)	4,099	(6,398)
Segment Adjusted EBITDA from coal operations	$457,386	$544,669	$504,504

Other includes primarily income from our equity investments, certain changes in the fair value of coal derivatives and coal trading activities, certain changes in fair value of heating oil derivatives we use to manage our exposure to diesel fuel pricing, net EBITDA provided by our land company, and certain miscellaneous revenue.

For the year ended December 31, 2019, amounts included in Other increased EBITDA by approximately $14.5 million versus reducing EBITDA approximately $4.1 million in the year ended December 31, 2018. The increase in EBITDA was primarily related to favorable change in value of coal derivatives of approximately $20.3 million, and favorable change in value of heating oil derivatives of approximately $5.3 million, partially offset by reduced income from equity investments of approximately $3.4 million and reduced net EBITDA provided by our land company of approximately $2.9 million.

Other for the year ended December 31, 2018, reduced EBITDA approximately $4.1 million versus providing approximately $6.4 million in EBITDA in year ended December 31, 2017. The decline in EBITDA was primarily related to unfavorable change in value of heating oil derivatives of approximately $6.1 million, unfavorable change in value of coal derivatives of approximately $2.2 million, and reduced income from equity investments of approximately $2.0 million.

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

On April 27, 2017, our Board of Directors authorized a share repurchase program for up to $300 million of our common stock, and has subsequently authorized additional amounts bringing the total authorization to $1.05 billion. During the year ended December 31, 2019, we repurchased 2,872,548 shares of our stock for approximately $243.5 million, bringing total repurchases to 10,088,378 shares for approximately $827.4 million. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On April 27, 2017, our Board of Directors authorized a quarterly common stock cash dividend of $0.35 per share, which we increased to $0.40 per share on February 13, 2018. On February 14, 2019 we announced a further increase in the quarterly dividend to $0.45 per share. During the year ended December 31, 2019, we paid four quarterly cash dividends of $0.45 per share, totaling approximately $30.2 million, and bringing total dividends paid since initiation to approximately $85.9 million. On February 6, 2020 we announced an increase in the quarterly dividend to $0.50 per share. The next dividend is scheduled to be paid on March 13, 2020 to stockholders of record at the close of business on March 3, 2020.

Given the volatile nature of coal markets, we believe it is important to take a prudent approach to managing our balance sheet and liquidity. We plan to implement our dividend policy and share repurchase program while targeting liquidity levels between $400 million and $500 million, a significant portion of which will be cash. There could be future periods when our liquidity falls below our targeted levels. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; and other strategic opportunities.

On March 7, 2017, we entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. Proceeds from the Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016.

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loans to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the New Term Loan Debt Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

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

On August 27, 2018, (the “Securitization Facility Closing Date”), we extended and amended our trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special -purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to the date that is three years after the Securitization Facility Closing Date. Additionally, the amendment provided us the opportunity to utilize credit insurance to increase the pool of eligible receivables. Pursuant to the

Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Securitization Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On April 27, 2017 (the “Inventory Facility Closing Date”), we entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender, and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of our Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The commitments under the Inventory Facility will terminate on the date that is the earliest to occur of (i) the third anniversary of the Inventory Facility Closing Date, (ii) the date, if any, that is 364 days following the first day that Liquidity (defined in the Inventory Facility and consistent with the definition in the Securitization Facility is less than $250 million for a period of 60 consecutive days and (iii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Securitization Facility.

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

On November 19, 2018, we amended and extended the Inventory Facility to increase the total aggregate principal amount available to $50 million subject to borrowing base calculations described above. For further information regarding the Inventory Facility see Note 13 to the Consolidated Financial Statements “Debt and Financing Arrangements”.

On December 31, 2019 we had total liquidity of approximately $412 million including $289 million in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of December 31, 2019:

	Face Amount	Borrowing Base	Letters of Credit Outstanding	Availability	Contractual Expiration
	(Dollars in thousands)
Securitization Facility	$160,000	$124,400	$15,487	$108,913	August 27, 2021
Inventory Facility	50,000	50,000	35,946	14,054	August 27, 2021
Total	$210,000	$174,400	$51,433	$122,967

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Cash provided by (used in):
Operating activities	$419,714	$417,963	$396,474
Investing activities	(239,111)	(103,952)	(130,638)
Financing activities	(292,520)	(322,676)	(368,656)

Cash Flow

Cash provided by operating activities in the year ended December 31, 2019 increased slightly versus the year ended December 31, 2018 due to an approximately $21 million favorable year over year change in working capital requirements, particularly in receivables, a net positive impact versus the prior year period of approximately $33 million from the margin accounts associated with our coal derivative positions, and receipt of approximately $52 million in federal income tax refunds in the current year period, partially offset by reduced operating earnings and receipt of an approximately $24 million income tax refund in the prior year.

Cash provided by operating activities in the year ended December 31, 2018 increased versus the year ended December 31, 2017 primarily due to improved operating earnings, along with a federal income tax refund of $24.3 million. Offsetting that partially were additional working capital requirements of approximately $40 million.

Cash used in investing activities in the year ended December 31, 2019 increased versus the year ended December 31, 2018 primarily due to an increase in capital expenditures in the current year of approximately $171 million as we ramped up our Leer South development expenditures along with the purchase of additional reserves contiguous to our Leer property for approximately $52.5 million, partially offset by the net sale of short-term investments of approximately $28 million in current year versus net purchases of approximately $7 million in the prior year.

Cash used in investing activities in the year ended December 31, 2018 declined versus the year ended December 31, 2017 primarily due to the net purchase of short-term investments of approximately $69 million in 2017 versus $7 million in the 2018, partially offset by an increase in capital expenditures in 2018 of approximately $36 million which included initial Leer South development expenditures, and reduced proceeds from disposals and divestitures in 2018 of approximately $12 million. Capital expenditures in 2017 were at minimal levels.

Cash used in financing activities in the year ended December 31, 2019 declined versus the year ended December 31, 2018 primarily due to reduced purchases of treasury stock in the current year.

Cash used in financing activities in the year ended December 31, 2018 declined versus the year ended December 31, 2017 primarily due to reduced purchases of treasury stock in 2018, higher net payments on outstanding debt in 2017, and higher 2017 financing costs associated with our Term Loan Debt Facility, Securitization Facility, and Inventory Facility discussed above. For further information regarding our debt facilities see Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements.

Contractual Obligations

	Payments Due by Period
	2020	2021-2022	2023-2024	after 2024	Total
	(Dollars in thousands)
Long-term debt, including related interest	$35,234	$37,634	$298,327	$—	$371,195
Operating leases	3,616	6,659	6,413	8,001	24,689
Coal lease rights	3,794	6,599	5,165	43,375	58,933
Coal purchase obligations	4,150	—	—	—	4,150
Unconditional purchase obligations	166,357	—	—	—	166,357
Total contractual obligations	$213,151	$50,892	$309,905	$51,376	$625,324

The related interest on long-term debt was calculated using rates in effect at December 31, 2019 for the remaining term of outstanding borrowings.

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

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $252.8 million including amounts classified as a current liability for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies” below, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. Please see the notes to our Consolidated Financial Statements for more information about our asset retirement obligations.

The table above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit plans and worker’s compensation obligations. The timing of contributions to our pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. Please see the section entitled “Critical Accounting Policies” below for more information about these assumptions. We expect to make no contributions to our pension plans in 2020.

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
We use a combination of surety bonds, letters of credit and cash to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2019:

			Workers’
	Reclamation	Lease	Compensation
	Obligations	Obligations	Obligations	Other	Total
	(Dollars in thousands)
Surety bonds	$528,877	$29,506	$80,113	$3,982	$642,478
Letters of credit	—	—	36,579	1,354	37,933
Cash on deposit with others	590	—	5,000	—	5,590
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
Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing and extent of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2019, our balance sheet reflected asset retirement obligation liabilities of $252.8 million, including amounts classified as a current liability. As of December 31, 2019, we estimate the aggregate undiscounted cost of final mine closures to be approximately $528.6 million.
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

•
The expected long-term rate of return on plan assets is an assumption reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 27% equity and 73% fixed income securities. Investments are rebalanced on a periodic basis to approximate these targeted guidelines. The long-term rate of return assumptions are less than the plan’s actual life-to-date returns. The impact of lowering the expected long-term rate of return on plan assets 0.5% for 2019 would have been an increase in expense of approximately $1.1 million.

•
The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. The determination of the discount rate was updated from our actuary’s proprietary Yield Curve model, under which the expected benefit payments of the plan are matched against a series of spot rates from a market basket of high quality fixed income securities. The impact of lowering the discount rate 0.5% for 2019 would have been a decrease in expense of approximately $0.8 million.

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
Actuarial assumptions are required to determine the amounts reported as obligations and costs related to the postretirement benefit plan. The discount rate assumption reflects the rates available on high-quality fixed-income debt instruments at year-end and is calculated in the same manner as discussed above for the pension plan. A change of 0.5% in these assumptions would not have had a significant impact on the benefit costs in 2019.
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
A valuation allowance is difficult to avoid when a company is in a cumulative loss position. A cumulative loss position is defined as a cumulative pre-tax loss for the current and two preceding years. Because of the 2016 bankruptcy, we were in a cumulative loss position in 2017 and 2018. As a cumulative loss constitutes significant negative evidence with regards to future taxable income, in 2017 and 2018 we relied solely on the expected reversal of taxable temporary differences to support the future realization of our deferred tax assets.
As of December 31, 2019, we are no longer in a cumulative loss position. In 2019, our assessment took into account expectations of future taxable income, available tax planning strategies and the reversal of temporary differences. Based on significant near-term uncertainty in market pricing and uncertainty surrounding other planned changes in our operating structure, we will not release the valuation allowance in 2019.
As of December 31, 2019, we had a valuation allowance against our deferred tax assets of $506.3 million. If actual outcomes differ from our expectations, we may adjust our valuation allowance through income tax expense in the period such determination is made.
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

Our commitments for 2020 are as follows:

	2020
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$107.11
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	0.2	$83.44
Committed, Seaborne Unpriced Coking	2.2

Committed, Priced Thermal	0.1	$19.74
Committed, Unpriced Thermal	0.4

Powder River Basin
Committed, Priced	58.1	$12.22
Committed, Unpriced	1.8

Other Thermal
Committed, Priced	3.1	$33.65
Committed, Unpriced	0.3

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included forward, swap and put and call option contracts at December 31, 2019. The estimated future realization of the value of the trading portfolio is $0.5 million of losses in 2020.

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

During the year ended December 31, 2019, VaR for our coal trading positions that are recorded at fair value through earnings ranged from $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at December 31, 2019 was under $0.1 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Any gains or losses on these derivative instruments would be offset in the pricing of the physical coal sale.  During the year ended December 31, 2019 VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.1 million to $1.9 million. The linear mean of each daily VaR was $1.0 million. The final VaR at December 31, 2019 was under $0.1 million.

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 34 to 40 million gallons of diesel fuel for use in our operations during 2020. We may enter into forward physical purchase contracts, as well as purchased heating oil options, to reduce volatility in the price of diesel fuel for our operations. At December 31, 2019, we had purchased heating oil call options for approximately 10.1 million gallons for the purpose of protecting against substantial increases in price relating to future diesel purchases. These positions reduce our risk of cash flow fluctuations related to these fuel purchases but the positions are not accounted for as hedges. A $0.25 per gallon decrease in the price of heating oil would not result in an increase in our expense related to the heating oil derivatives.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2019, of our $316.8 million principal amount of debt outstanding, approximately $291.8 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at December 31, 2019, because we have fixed the majority of the LIBOR portion of the interest rate on our term loan using interest rate swaps. See Note 13, “Debt and Financing Arrangements” to the Consolidated Financial Statements for additional information on the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and consolidated financial statement schedule of Arch Coal, Inc. and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We incorporate by reference the opinion of independent registered public accounting firm and management’s report on internal control over financial reporting included within the Financial Statement section of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Except for the disclosures contained in Part I of this report under the caption “Executive Officers of the Registrant”, the information required under this item is incorporated herein by reference to “Director Qualifications, Diversity and Biographies,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Code of Business Conduct,” “Nomination Process for Election of Directors” and “Board Meetings and Committees” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required under this item is incorporated herein by reference to “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required under this item is incorporated herein by reference to “Equity Compensation Plan Information,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required under this item is incorporated herein by reference to ‘Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item is incorporated herein by reference to “Fees Paid to Auditors” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
Financial Statements
Reference is made to the index set forth on page F-1 of this report.
Financial Statement Schedules
The following financial statement schedule of Arch Coal, Inc. is at the page indicated:

Schedule	Page
Valuation and Qualifying Accounts	F- 50
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

3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. 10.19 (incorporated by reference to Exhibit 3.1 of Arch Coal’s registration statement on Form 8-A filed on October 4, 2016).
3.2	Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of Arch Coal’s registration statement on Form 8-A filed on October 4, 2016).
4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.5
First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, it its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to Arch Coal’s Annual Report on Form 10K for the year ended 2018).

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

79

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

10.27*	Arch Coal, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2014).
10.28*	Arch Coal, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).
10.29*	Arch Coal, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-K filed on December 11, 2008).

10.30*	Arch Coal, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Coal’s Registration Statement on Form S-8 filed on November 1, 2016).
10.31*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Coal’s Current Report on Form 8-K filed on November 30, 2016).
10.32*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Coal’s Current Report on Form 8-k filed on November 30, 2016).
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

10.36
Implementation Agreement, dated as of June 18, 2019, by and between Arch Coal, Inc. and Peabody Energy Corporation (incorporated by reference to Exhibit 2.1 of Arch Coal’s Current Report on Form 8-K/A filed on June 19, 2019).

21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Weir International, Inc.
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of John W. Eaves.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of John W. Eaves.
32.2	Section 1350 Certification of John T. Drexler.
95	Mine Safety Disclosure Exhibit
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (1) Consolidated Income Statements, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Denotes a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.
/s/ John W. Eaves
John W. Eaves Chief Executive Officer, Director
February 11, 2020

	Signatures	Capacity	Date
/s/ John W. Eaves
	John W. Eaves	Chief Executive Officer, Director (Principal Executive Officer)	February 11, 2020

/s/ John T. Drexler
	John T. Drexler	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2020

/s/ John W. Lorson
	John W. Lorson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2020

*
	James N. Chapman	Chairman	February 11, 2020

*
	Patrick J. Bartels, Jr.	Director	February 11, 2020

*
	Sherman K. Edmiston III	Director	February 11, 2020

*
	Patrick A. Kriegshauser	Director	February 11, 2020

*
	Richard A. Navarre	Director	February 11, 2020

*
	Holly Keller Koeppel	Director	February 11, 2020

*
	Robert B. Hamill	Director	February 11, 2020

*By	/s/ Robert G. Jones
Robert G. Jones, Attorney-in-Fact

83

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F- 1

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Coal, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

F- 2

Asset Retirement Obligation (ARO) Liability

Description of Critical Audit Matter
At December 31, 2019, the Company’s asset retirement obligations totaled $252.8 million. As discussed in Note 2 and Note 15 of the consolidated financial statements, the Company’s obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. The Company reviews its asset retirement obligations at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the timing and extent of reclamation activities and cost estimates.
Management’s estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the fair value of the liability requires judgement. In particular, the obligation’s fair value is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including discount rates, market risk premium, estimates of disturbed acreage, life of the mine, reclamation costs and assumptions regarding equipment productivity.

How we addressed the Matter in our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for asset retirement obligations, including controls over management’s review of the significant assumptions described above.
We assessed the work of the Company’s engineering specialists in identifying asset retirement obligation activities against legislative requirements and assessing their timing and likely cost. We compared the Company’s methodology to calculate the asset retirement obligation with industry practice and understanding of the business. We evaluated management’s assumptions by validating the underlying inputs within the calculations and recosting studies, including those listed above. We involved a specialist to assist in our evaluation of the accuracy of management’s assumptions within the Company’s asset retirement obligation estimate including reviewing mine closure regulatory requirements, mine plans and engineering drawings for consistency with permit requirements and conducting visual observations of mining and reclamation areas.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.

St. Louis, Missouri

February 11, 2020

F- 3

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arch Coal, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Arch Coal, Inc. and subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arch Coal, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2019, 2018 and 2017 and the related notes  and financial statement schedule listed in the Index at Item 15, and our report dated, February 11, 2020 expressed an unqualified opinion thereon.

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
February 11, 2020

F- 4

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit opinion on the Company’s internal control over financial reporting as of December 31, 2019.

F- 5

Arch Coal, Inc. and Subsidiaries Consolidated Income Statements (in thousands, except per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues	$2,294,352	$2,451,787	$2,324,623
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	1,873,017	1,925,202	1,839,993
Depreciation, depletion and amortization	112,055	119,563	122,464
Accretion on asset retirement obligations	20,548	27,970	30,209
Amortization of sales contracts, net	(434)	11,107	53,985
Change in fair value of coal derivatives and coal trading activities, net	(18,601)	9,118	7,222
Selling, general and administrative expenses	95,781	100,300	87,952
Costs related to proposed joint venture with Peabody Energy	13,816	—	—
Loss on sale of Coal-Mac LLC	9,008	—	—
Preference Rights Lease Application settlement income	(39,000)	—	—
(Gain) loss on sale of Lone Mountain Processing, Inc.	4,304	—	(21,297)
Other operating income, net	(19,012)	(20,611)	(30,241)
	2,051,482	2,172,649	2,090,287
Income from operations	242,870	279,138	234,336

Interest expense, net
Interest expense	(16,485)	(20,471)	(26,905)
Interest and investment income	9,691	6,782	2,649
	(6,794)	(13,689)	(24,256)

Income before nonoperating expenses	236,076	265,449	210,080

Nonoperating income (expense)
Non-service related pension and postretirement benefit costs	(2,053)	(3,202)	(1,940)
Net loss resulting from early retirement of debt and debt restructuring	—	(485)	(2,547)
Reorganization income (loss), net	24	(1,661)	(2,398)
	(2,029)	(5,348)	(6,885)

Income before income taxes	234,047	260,101	203,195
Provision for (benefit from) income taxes	248	(52,476)	(35,255)
Net income	$233,799	$312,577	$238,450

Earnings per common share
Basic earnings per common share	$14.42	$15.90	$10.05

Diluted earnings per common share	$13.52	$15.15	$9.84

Weighted average shares outstanding
Basic weighted average shares outstanding	16,218	19,663	23,725

Diluted weighted average shares outstanding	17,298	20,629	24,240

The accompanying notes are an integral part of the consolidated financial statements.

F- 6

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Net income	$233,799	$312,577	$238,450

Derivative instruments
Comprehensive income (loss) before tax	(5,892)	2,681	647
Income tax benefit (provision)	—	—	—
	(5,892)	2,681	647
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(32,038)	20,591	(4,347)
Income tax benefit (provision)	—	—	—
	(32,038)	20,591	(4,347)
Available-for-sale securities
Comprehensive income (loss) before tax	323	(343)	(387)
Income tax benefit (provision)	—	—	—
	323	(343)	(387)

Total other comprehensive income (loss)	(37,607)	22,929	(4,087)
Total comprehensive income	$196,192	$335,506	$234,363

The accompanying notes are an integral part of the consolidated financial statements.

F- 7

Arch Coal, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$153,020	$264,937
Short-term investments	135,667	162,797
Trade accounts receivable	168,125	200,904
Other receivables	21,143	48,926
Inventories	130,898	125,470
Other current assets	97,894	75,749
Total current assets	706,747	878,783

Property, plant and equipment
Coal lands and mineral rights	450,539	396,125
Plant and equipment	639,399	510,683
Deferred mine development	252,108	194,363
	1,342,046	1,101,171
Less accumulated depreciation, depletion and amortization	(357,537)	(266,343)
Property, plant and equipment, net	984,509	834,828
Other assets
Prepaid royalties	1,600	600
Deferred income taxes	82	170
Equity investments	105,588	104,676
Other noncurrent assets	69,230	68,003
Total other assets	176,500	173,449
Total assets	$1,867,756	$1,887,060
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$133,060	$128,024
Accrued expenses and other current liabilities	157,167	183,514
Current maturities of debt	20,753	17,797
Total current liabilities	310,980	329,335
Long-term debt	290,066	300,186
Asset retirement obligations	242,432	230,304
Accrued pension benefits	5,476	16,147
Accrued postretirement benefits other than pension	80,567	83,163
Accrued workers’ compensation	215,599	174,303
Other noncurrent liabilities	82,100	48,801
Total liabilities	1,227,220	1,182,239
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,220 and 25,047 shares at December 31, 2019 and 2018, respectively	252	250
Paid-in capital	730,551	717,492
Treasury stock, 10,088 and 7,216 shares at December 31, 2019 and 2018, respectively, at cost	(827,381)	(583,883)
Retained earnings	731,425	527,666
Accumulated other comprehensive income	5,689	43,296
Total stockholders’ equity	640,536	704,821
Total liabilities and stockholders’ equity	$1,867,756	$1,887,060

The accompanying notes are an integral part of the consolidated financial statements.

F- 8

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Operating activities
Net income	$233,799	$312,577	$238,450
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	112,055	119,563	122,464
Accretion on asset retirement obligations	20,548	27,970	30,209
Amortization of sales contracts, net	(434)	11,107	53,985
Prepaid royalties expensed	4,270	134	2,905
Deferred income taxes	13,501	18,701	(21,965)
Employee stock-based compensation expense	21,989	17,519	10,437
Loss (Gain) on disposals and divestitures	8,304	(625)	(24,327)
Amortization relating to financing activities	3,691	4,179	3,736
Preference Rights Lease Application settlement income	(39,000)	—	—
Net loss resulting from early retirement of debt and debt restructuring	—	485	2,547
Changes in:
Receivables	30,713	(22,903)	8,370
Inventories	(15,251)	3,490	(19,626)
Income taxes receivable/payable	38,152	(46,971)	(6,834)
Coal derivative assets and liabilities, including margin account	10,117	(779)	(7,342)
Accounts payable, accrued expenses and other current liabilities	(28,222)	(14,208)	17,173
Asset retirement obligations	(11,455)	(9,743)	(20,584)
Pension, postretirement and other postemployment benefits	(209)	(4,703)	(15,253)
Other	17,146	2,170	22,129
Cash provided by operating activities	419,714	417,963	396,474
Investing activities
Capital expenditures	(266,356)	(95,272)	(59,205)
Minimum royalty payments	(1,249)	(584)	(5,296)
Proceeds from disposals and divestitures	6,135	1,083	12,920
Purchases of short term investments	(205,216)	(143,328)	(258,948)
Proceeds from sales of short term investments	233,074	136,630	190,064
Investments in and advances to affiliates, net	(5,499)	(2,481)	(10,173)
Cash used in investing activities	(239,111)	(103,952)	(130,638)
Financing activities
Proceeds from issuance of term loan due 2024	—	—	298,500
Payments to extinguish term loan due 2021	—	—	(325,684)
Payments on term loan	(3,000)	(3,000)	(2,250)
Net payments on other debt	(5,373)	(6,077)	(694)
Debt financing costs	—	(1,257)	(10,149)
Dividends paid	(30,220)	(31,269)	(24,369)
Purchases of treasury stock	(244,998)	(280,871)	(301,512)
Payments for taxes related to net share settlement of equity awards	(8,961)	—	—
Expenses related to debt restructuring	—	(50)	(2,360)
Other	32	(152)	(138)
Cash provided by (used in) financing activities	(292,520)	(322,676)	(368,656)
Decrease in cash and cash equivalents, including restricted cash	(111,917)	(8,665)	(102,820)
Cash and cash equivalents, including restricted cash, beginning of period	264,937	273,602	376,422
Cash and cash equivalents, including restricted cash, end of period	$153,020	$264,937	$273,602
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$16,627	$17,493	$34,691
Cash refunded during the period for income taxes, net	$52,272	$24,330	$7,958
The accompanying notes are an integral part of the consolidated financial statements.

F- 9

Arch Coal, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three Years Ended December 31, 2019

			Treasury	Retained Earnings	Accumulated Other
	Common	Paid-In	Stock, at	(Accumulated	Comprehensive
	Stock	Capital	Cost	Deficit)	Income (Loss)	Total
	(In thousands, except per share data)
BALANCE AT DECEMBER 31, 2016	$250	$688,424	$—	$33,449	$24,454	$746,577
Dividends on common shares	—	—	—	(24,667)	—	(24,667)
Employee stock-based compensation	—	10,437	—	—	—	10,437
Issuance of 17,233 shares of common stock under long-term incentive plan	—	1,244	—	—	—	1,244
Warrants exercised	—	20	—	—	—	20
Purchase of 3,977,215 shares of common stock under share repurchase program	—	—	(302,109)	—	—	(302,109)
Total comprehensive income (loss)	—	—	—	238,450	(4,087)	234,363
BALANCE AT DECEMBER 31, 2017	$250	$700,125	$(302,109)	$247,232	$20,367	$665,865
Dividends on common shares	—	—	—	(32,143)	—	(32,143)
Employee stock-based compensation	—	17,519	—	—	—	17,519
Purchase of 3,238,615 shares of common stock under share repurchase program	—	—	(281,774)	—	—	(281,774)
Common stock withheld related to net share settlement of equity awards	—	(161)	—	—	—	(161)
Warrants exercised	—	9	—	—	—	9
Total comprehensive income	—	—	—	312,577	22,929	335,506
BALANCE AT DECEMBER 31, 2018	$250	$717,492	$(583,883)	$527,666	$43,296	$704,821
Dividends on common shares	—	—	—	(30,040)	—	$(30,040)
Employee stock-based compensation	—	21,989	—	—	—	$21,989
Issuance of 172,720 shares of common stock under long-term incentive plan	2	—	—	—	—	$2
Common stock withheld related to net share settlement of equity awards	—	(8,962)	—	—	—	$(8,962)
Warrants exercised	—	32	—	—	—	$32
Purchase of 2,872,548 shares of common stock under share repurchase program	—	—	(243,498)	—	—	$(243,498)
Total comprehensive income (loss)	—	—	—	233,799	$(37,607)	$196,192

BALANCE AT DECEMBER 31, 2019	$252	$730,551	$(827,381)	$731,425	$5,689	$640,536

F- 10

Arch Coal, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Arch Coal, Inc. and its subsidiaries and controlled entities (the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Annual Report on Form 10-K. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

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

F- 11

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
Property, Plant and Equipment
Plant and Equipment
Plant and equipment were recorded at fair value at emergence during fresh start accounting; subsequent purchases of property, plant and equipment have been recorded at cost. Interest costs incurred during the construction period for major asset additions are capitalized. The Company capitalized $2.9 million and $0.3 million of interest costs during years ended December 31, 2019 and 2018, respectively. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset is expensed as incurred.
Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 1 to 18 years. The useful lives of buildings and leasehold improvements generally range from 3 to 18 years.
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
Coal Lands and Mineral Rights
Rights to coal reserves may be acquired directly through governmental or private entities. A significant portion of the Company’s coal reserves are controlled through leasing arrangements. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met. Leases of mineral reserves and related land leases are exempt from the provisions of the leasing standard.
The net book value of the Company’s coal interests was $360.9 million and $338.1 million at December 31, 2019 and 2018, respectively. Payments to acquire royalty lease agreements and lease bonus payments are capitalized as a cost of the underlying mineral reserves and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value.
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

F- 12

Deferred Financing Costs
The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and the issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. Debt issuance costs related to a recognized liability are presented in the balance sheet as a direct reduction from the carrying amount of that liability whereas debt issuance costs related to a credit facility with no balance outstanding are shown as an asset. The unamortized balance of deferred financing costs shown as an asset was $3.0 million at December 31, 2019, with $2.0 million classified as current; the unamortized balance of deferred financing costs shown as an asset at December 31, 2018 was $4.7 million with $2.2 million classified as current. The current amounts are classified within “Other current assets” and the noncurrent amounts are classified within “Other noncurrent assets.” For information on the unamortized balance of deferred financing fees related to outstanding debt, see Note 13 to the Consolidated Financial Statements, “Debt and Financing Arrangements.”
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

F- 13

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
Benefit Plans
The Company has non-contributory defined benefit pension plans covering most of its salaried and hourly employees. On January 1, 2015 the Company’s cash balance and excess pension plans were amended to freeze new service credits for any new or active employees. The Company also currently provides certain postretirement medical and life insurance coverage for eligible employees. The cost of providing these benefits is determined on an actuarial basis and accrued over the employees’ period of active service.
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

Recent Accounting Guidance Issued Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; early adoption is permitted. The standard must be adopted by applying a cumulative adjustment to retained earnings. The Company anticipates adopting the standard in the first quarter of 2020, although it does not expect a significant impact to the Company’s financial results.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosures for fair value measurements by requiring public entities to disclose certain new information

F- 15

while modifying some existing disclosure requirements. The FASB issued this ASU as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted. The Company does not expect a significant impact to the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and postretirement benefit plants. The new guidance eliminates requirements for certain disclosures that are no longer considered cost beneficial and adds new ones that the FASB considers pertinent. The FASB issued this ASU as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, and interim periods therein with early adoption permitted. The Company does not expect a significant impact to the Company’s financial statements.

3. Emergence from Bankruptcy

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

The Company’s reorganization items, net for the respective periods are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Professional fees	$24	$(1,661)	$(2,398)

Professional fees directly related to the reorganization include fees associated with advisors to the Company, certain secured creditors and the Creditors’ Committee.

F- 16

4. Accumulated Other Comprehensive Income

The following items are included in accumulated other comprehensive income:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (Loss)
	(In thousands)
January 1, 2018	$647	$19,720	$—	$20,367
Unrealized gains (losses)	(4,359)	22,923	(319)	18,245
Amounts reclassified from accumulated other comprehensive income	7,040	(2,332)	(24)	4,684
December 31, 2018	$3,328	$40,311	$(343)	$43,296
Unrealized gains (losses)	4,648	(27,692)	508	(22,536)
Amounts reclassified from accumulated other comprehensive income	(10,540)	(4,346)	(185)	(15,071)
December 31, 2019	$(2,564)	$8,273	$(20)	$5,689

The following amounts were reclassified out of accumulated other comprehensive income during the respective periods:

Details about accumulated other comprehensive income components	Year Ended December 31, 2019	Year Ended December 31, 2018	Line Item in the Consolidated Income Statements
(in thousands)
Derivative instruments
Coal hedges	$9,480	$(8,206)	Revenues
Interest rate hedges	1,060	1,166	Interest expense
	—	—	Provision for (benefit from) income taxes
	$10,540	$(7,040)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of net actuarial gains (losses) [1]	$3,020	$—
Settlement gains	1,326	2,332
	$4,346	$2,332	Total before tax
	—	—	Provision for (benefit from) income taxes
	$4,346	$2,332	Net of tax

Available-for-sale securities [2]	$185	$24	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$185	$24	Net of tax
[1] Production-related benefits and workers’ compensation costs are included in costs to produce coal.
[2] The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

F- 17

5. Divestitures

On December 13, 2019, the Company sold Coal-Mac LLC, an operating mine complex within the Company’s Other Thermal segment to Condor Holdings, LLC. The Company received $2.3 million of proceeds offset by $0.2 million in closing fees; and recorded a loss of $9.0 million which is reflected as a separate line, “Loss on sale of Coal-Mac LLC,” within the Consolidated Income Statements.

On September 14, 2017, the Company sold Lone Mountain Processing LLC, an operating mine complex within the Company’s metallurgical coal segment, and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC. The Company received $8.3 million of proceeds offset by $1.4 million in disbursements related to landholder consent fees and professional fees; and recorded a gain of $21.3 million which is reflected as a separate line, “(Gain) loss on sale of Lone Mountain Processing, Inc.,” within the Consolidated Income Statements. The gain included a $4.7 million curtailment gain related to black lung liabilities accrued for active employees at these operations. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC, filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company recorded a $4.3 million charge for these claims during the second quarter of 2019.
6. Joint Venture with Peabody Energy

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

The Company has incurred expenses of $13.8 million during the year ended December 31, 2019 associated with the regulatory approval process of the joint venture.

7. Preference Rights Lease Application Settlement Income

The Company recorded a $39.0 million gain during the third quarter of 2019 related to a settlement with the United States Department of Interior over a long-standing dispute, dating back to the 1970’s, on the valuation and disposition of Preference Rights Lease Application that Arch controlled in northwestern New Mexico with a joint venture partner. As part of the settlement, Arch received $67.0 million in the form of royalty credits on its federal coal leases which will be used to settle 50% of the Company’s monthly royalty obligations. Additionally, as part of the settlement, Arch made a one-time payment of $27.0 million to its’ partner in the venture for its ownership interest in the underlying mineral reserves, as well as paying $1.0 million in closing fees.

The Company has utilized $13.3 million of the royalty credits as of December 31, 2019, and based on current planned production levels and sales commitments, anticipates the majority of the remaining balance will be monetized by the end of the 2020 calendar year.

F- 18

8. Inventories

Inventories consist of the following:

	December 31, 2019	December 31, 2018
(In thousands)
Coal	$46,815	$40,982
Repair parts and supplies	84,083	84,488
	$130,898	$125,470

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.2 million at December 31, 2019 and $0.6 million at December 31, 2018.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	December 31, 2019
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term
	Cost Basis	Gains	Losses	Value	Investments
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$35,044	$1	$(16)	$35,029	$35,029
Corporate notes and bonds	100,643	200	(205)	100,638	100,638
Total Investments	$135,687	$201	$(221)	$135,667	$135,667

	December 31, 2018
					Balance Sheet
		Gross	Gross		Classification
		Unrealized	Unrealized	Fair	Short-Term
	Cost Basis	Gains	Losses	Value	Investments
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$100,003	$11	$(126)	$99,888	$99,888
Corporate notes and bonds	63,137	4	(232)	62,909	62,909
Total Investments	$163,140	$15	$(358)	$162,797	$162,797

The aggregate fair value of investments with unrealized losses that had been owned for less than a year was $72.3 million and $115.2 million at December 31, 2019 and 2018, respectively. The aggregate fair value of investments with unrealized losses that have been owned for over a year was $0.0 million and $32.4 million at December 31, 2019 and 2018, respectively.

The debt securities outstanding at December 31, 2019 have maturity dates ranging from the first quarter of 2020 through the second quarter of 2021. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations, if needed.

F- 19

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
Below are the equity method investments reflected in the consolidated balance sheets:

(In thousands)	Knight Hawk	DTA	Total

December 31, 2017	$90,166	$15,941	$106,107
Advances to (distributions from) affiliates, net	(10,534)	2,481	(8,053)
Equity in comprehensive income (loss)	10,389	(3,767)	6,622
December 31, 2018	$90,021	$14,655	$104,676
Sale of investment in affiliates	(1,879)	—	(1,879)
Advances to (distributions from) affiliates, net	(5,884)	5,500	(384)
Equity in comprehensive income (loss)	7,953	(4,778)	3,175

December 31, 2019	$90,211	$15,377	$105,588

 In December 2019, the Company sold 1% of its ownership interest in Knight Hawk Holdings, LLC (“Knight Hawk”) to a third party for $2.0 million. After the transaction, the Company holds a 48% equity interest in Knight Hawk, a coal producer in the Illinois Basin.
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

F- 20

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 34 to 40 million gallons of diesel fuel for use in its operations during 2020. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At December 31, 2019, the Company had heating oil call options for approximately 10.1 million gallons at an average strike price of $2.28. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At December 31, 2019, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2020	2021	Total
Coal sales	668	—	668
Coal purchases	668	—	668

The Company may also enter into natural gas options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

F- 21

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized losses of $0.5 million in the trading portfolio are expected to be realized in 2020.

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

 The fair value and location of derivatives reflected in the accompanying consolidated balance sheets are as follows:

	December 31, 2019			December 31, 2018
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,351	$(962)		$2,342	$(805)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	133	(112)		532	—
Coal held for trading purposes, exchange traded swaps and futures	18,467	(18,940)		10,329	(10,701)
Coal -- risk management	11,662	(5,856)		5,672	(19,579)
Natural gas	3	—		4	(4)
Total	$30,265	(24,908)		$16,537	$(30,284)
Total derivatives	$31,616	$(25,870)		$18,879	$(31,089)
Effect of counterparty netting	(25,759)	25,759		(17,801)	17,801
Net derivatives as classified in the balance sheets	$5,857	$(111)	$5,746	$1,078	$(13,288)	$(12,210)

		December 31, 2019	December 31, 2018
Net derivatives as reflected on the balance sheets
Heating oil	Other current assets	$133	$532
Coal	Other current assets	5,724	546
	Accrued expenses and other current liabilities	(111)	(13,288)
		$5,746	$(12,210)

The Company had a current liability representing cash collateral owed to a margin account for derivative positions primarily related to coal derivatives of $4.4 million at December 31, 2019 and a current asset of $24.7 million at December 31, 2018 representing cash collateral posted to a margin account, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” and “other current assets” in the accompanying Consolidated Balance Sheets.

F- 22

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)
For the noted periods,

		Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)
		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Coal sales	(1)	$10,249	$(7,517)	$(2,127)
Coal purchases	(2)	(1,231)	1,348	942
		$9,018	$(6,169)	$(1,185)

		Gains (Losses) Reclassified from Other Comprehensive Income into Income (Effective Portion)
		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Coal sales		$10,167	$(10,912)	$—
Coal purchases		(686)	2,707	—
		$9,481	$(8,205)	$—

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the respective periods.

Derivatives Not Designated as Hedging Instruments (in thousands)
For the noted periods,

		Gain (Loss) Recognized
		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Coal trading— realized and unrealized	(3)	$(1,013)	$135	$(2,047)
Coal risk management— unrealized	(3)	19,713	(9,530)	(4,648)
Natural gas trading — realized and unrealized	(3)	(99)	277	(527)
Change in fair value of coal derivatives and coal trading activities, net total		$18,601	$(9,118)	$(7,222)

Coal risk management — realized	(4)	$487	$(8,734)	$—
Heating oil — diesel purchases	(4)	$(2,291)	$(505)	$(1,057)

F- 23

Location in income statement:
(1) — Revenues
(2) — Cost of sales
(3) — Change in fair value of coal derivatives and coal trading activities, net
(4) — Other operating income, net
Based on fair values at December 31, 2019, amounts on derivative contracts designated as hedge instruments in cash flow hedges expected to be reclassified from other comprehensive income into earnings during the next twelve months are gains of $0.4 million.

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2019	December 31, 2018
(In thousands)
Payroll and employee benefits	$50,929	$57,166
Taxes other than income taxes	69,061	75,017
Interest	133	156
Workers’ compensation	16,119	20,044
Asset retirement obligations	10,366	13,113
Other	10,559	18,018
	$157,167	$183,514

13. Debt and Financing Arrangements

	December 31, 2019	December 31, 2018
(In thousands)
Term loan due 2024 ($291.8 and $294.8 million face value, respectively)	$290,825	$293,626
Other	25,007	30,449
Debt issuance costs	(5,013)	(6,092)
	$310,819	$317,983
Less current maturities of debt	20,753	17,797
Long-term debt	$290,066	$300,186

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

F- 24

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

The Extended Securitization Facility will terminate at the earliest of (i) three years from the Securitization Facility Closing Date, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of December 31, 2019, letters of credit totaling $15.5 million were outstanding under the facility with $108.9 million of additional availability for borrowings.

F- 25

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

The Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under the Arch Coal’s term loan facility) and reinvestment rights.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of December 31, 2019, letters of credit totaling $35.9 million were outstanding under the facility with $14.1 million additional availability for borrowings.

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

F- 26

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of
December 31, 2019:

Notional Amount (in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 28, 2019	2.025%	1-month LIBOR	June 30, 2020
$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at December 31, 2019 is a liability of $3.0 million which is recorded within Other noncurrent liabilities with the offset to accumulated other comprehensive income on the Company’s Consolidated Balance Sheet. The Company realized $1.1 million and $1.2 million of gains, and $0.1 million of losses during the years ended December 31, 2019, 2018 and 2017, respectively, related to settlements of the interest rate swaps which were recorded to interest expense on the Company’s Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.
Debt Maturities
The contractual maturities of debt as of December 31, 2019 are as follows:

Year	(In thousands)
2020	$21,863
2021	8,853
2022	3,130
2023	3,161
2024	279,750
Thereafter	—
$316,757

Financing Costs

The Company paid financing costs of $0.0 million, $1.3 million and $10.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

F- 27

14. Taxes
The Company provides for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates expected to be in effect when the related taxes are expected to be paid or recovered. The Company initially recognizes the effects of a tax position when it is more than 50 percent likely, based on the technical merits, that that position will be sustained upon examination, including resolution of the related appeals or litigation processes, if any. The Company’s determination of whether or not a tax position has met the recognition threshold considers the facts, circumstances, and information available at the reporting date.
The Company reassesses our ability to realize deferred tax assets annually in the fourth quarter, during the annual budget process, or when circumstances indicate that the ability to realize deferred tax assets has changed. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. A valuation allowance may be recorded to reflect the amount of future tax benefits that the Company believes are not likely to be realized.
A valuation allowance is difficult to avoid when a company is in a cumulative loss position. A cumulative loss position is defined as a cumulative pre-tax loss for the current and two preceding years. Because of the 2016 bankruptcy, the Company was in a cumulative loss position in 2017 and 2018. As a cumulative loss constitutes significant negative evidence with regards to future taxable income, in 2017 and 2018, the Company relied solely on the expected reversal of taxable temporary differences to support the future realization of our deferred tax assets.
As of December 31, 2019, the Company is no longer in a cumulative loss position. In 2019, the Company’s assessment took into account expectations of future taxable income, available tax planning strategies and the reversal of temporary differences. Based on significant near-term uncertainty in market pricing and uncertainty surrounding other planned changes in our operating structure, the Company will not release the valuation allowance in 2019.
As of December 31, 2019, the Company had a valuation allowance against its deferred tax assets of $506.3 million. If actual outcomes differ from our expectations, the Company may adjust its valuation allowance through income tax expense in the period such determination is made.
Due to changes in ownership that occurred in connection with the Company’s emergence from bankruptcy in 2016, there was a change in ownership for purposes of IRC Section 382. Section 382 provides a combined annual limitation with respect to the ability of a corporation to use its NOLs, AMT credits and capital loss carryforwards generated before the ownership change against future taxable income. The Company’s annual limit under IRC section 382 is estimated to be $29.8 million. The Company had a net unrealized built-in gain, based on comparing the fair value and carryover tax basis in assets, at the time of the ownership change, therefore, certain built-in gains recognized within five years after the ownership change will increase the annual IRC section 382 limit for the five year recognition period beginning October 1, 2016 through September 30, 2021. There is uncertainty surrounding which assets with built-in gain will be realized within the five year period following the Company’s emergence from bankruptcy and allow the Company to realize the incremental net operating losses and credit in excess of the base 382 limitation. The Company is reflecting a deferred tax asset for the full amount of the net operating losses and credit carryforwards. If at some point in time it becomes evident that some portion of the deferred tax assets will not be realizable, the deferred tax asset, and offsetting valuation allowance will be reduced.
During 2018, the IRS completed an audit of AMT NOL carryback claims the Company filed in prior periods. In addition, the Company filed an amended 2016 tax return which changed the amount of available tax attributes and the mix used to offset its bankruptcy CODI as of January 1, 2017. As a result, the Company increased available AMT credits and reduced other tax attributes as of that date. The AMT credits do not require a valuation allowance to be recorded against them due to the law changes enacted as part of the Tax Cut and Jobs Act of 2017 (“the Act”), while the Company’s other tax attributes are fully offset by a valuation allowance. The associated valuation allowance release related to the shift in attributes reflects what the Company believes will be realized upon audit of the amended tax return filing. The Company anticipates that all AMT credits will be converted to cash in the next three years as provided by The Act. In total, these changes resulted in a recorded benefit from income taxes of $48.8 million, which was net of a $26.6 million uncertain tax position charge.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The tax years 2008 through 2019 remain open to examination for U.S. federal income tax matters and 1999 through 2019 remain open to examination for various state income tax matters.

F- 28

Significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Current:
Federal	$(36)	$86	$835
State	124	136	31
Total current	$88	$222	$866
Deferred:
Federal	667	(52,309)	(36,162)
State	(507)	(389)	41
Total deferred	$160	$(52,698)	$(36,121)
	$248	$(52,476)	$(35,255)

A reconciliation of the statutory federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Income tax provision (benefit) at statutory rate	$49,150	$54,621	$71,118
Percentage depletion allowance	(17,743)	(17,725)	(31,255)
State taxes, net of effect of federal taxes	(12,769)	4,480	7,002
Change in valuation allowance	(24,206)	(79,961)	(410,983)
Impact of Tax Cuts and Jobs Act of 2017	—	(17,645)	332,345
Other, net	5,816	3,754	(3,482)
Provision for (benefit from) income taxes	$248	$(52,476)	$(35,255)

Significant components of the Company’s deferred tax assets and liabilities that result from carryforwards and temporary differences between the financial statement basis and tax basis of assets and liabilities are summarized as follows:

	December 31, 2019	December 31, 2018
(In thousands)
Deferred tax assets:
Tax loss carryforwards	$294,535	$307,615
Tax credit carryforwards	5,297	5,394
Investment in partnerships	190,418	193,217
Other	20,387	28,747
Gross deferred tax assets	$510,637	$534,973
Valuation allowance	(506,316)	(530,612)
Total deferred tax assets	$4,321	$4,361
Deferred tax liabilities:
Plant and equipment	2,063	3,037
Other	2,178	1,154
Total deferred tax liabilities	$4,241	$4,191
Net deferred tax asset	$80	$170

The Company has gross federal NOL carryforwards for regular income tax purposes of $1.0 billion at December 31, 2019 that will expire between 2029 and 2037. The future annual usage of NOLs will be limited under IRC section 382.

F- 29

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

•
Elimination of the corporate AMT regime: Existing AMT credits as of December 31, 2018 will be refunded during 2019 through 2022. The Company has determined that it will receive a refund of existing AMT credits of approximately $45.0 million, net of a $26.6 million uncertain tax position charge. The valuation allowance previously recorded against these credits was released in 2017. The credits were reflected as a deferred tax asset. In 2018, the credits were reclassified from a deferred tax asset to short term and long term receivables.

•
Elimination of executive compensation exemptions: The Act made changes to the $1 million limit on deductible compensation paid to certain “covered” employees. The Act eliminated exemptions for qualified performance based compensation and compensation paid after termination and expanded the number of employees to which the limit applies. The Company recorded an amount of $0.2 million of tax expense in 2017, $6.1 million of tax expense in 2018 and $3.9 million of tax expense in 2019, with an offsetting valuation allowance adjustment.

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
At December 31, 2019, a $24.2 million benefit was recorded from the release of valuation allowance offsetting federal and state net operating losses used to offset current year taxable income. A $506.3 million valuation allowance fully offsets all net deferred tax assets.

F- 30

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits follows:

		(In thousands)
Balance at	December 31, 2016	$7,455
Additions based on tax positions related to the current year		—
Additions for tax positions of prior years		3,928
Reductions as a result of lapses in the statute of limitations		—
Balance at	December 31, 2017	11,383
Additions based on tax positions of prior years		28,387
Additions for tax positions related to the current year		3,228
Reductions for tax positions of prior years		(634)
Reductions as a result of lapses in the statute of limitations		(3,271)
Balance at	December 31, 2018	39,093
Additions for tax positions related to the current year		2,980
Reductions for tax positions of prior years		(1,970)
Reductions as a result of lapses in the statute of limitations		$(374)
Balance at	December 31, 2019	$39,729

If recognized, the entire amount of the gross unrecognized tax benefits at December 31, 2019 would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued interest and penalties of $0.8 million and $0.3 million at December 31, 2019 and 2018, respectively. In the next 12 months, $0.5 million gross unrecognized tax benefits are expected to be reduced due to the expiration of the statute of limitations.

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
The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended December 31, 2019	Year Ended December 31, 2018
(In thousands)
Balance at beginning of period (including current portion)	$243,417	$328,695
Accretion expense	20,548	27,970
Obligations of divested operations	(12,185)	—
Adjustments to the liability from changes in estimates	11,438	(100,728)
Liabilities settled	(10,420)	(12,520)
Balance at period end	$252,798	$243,417
Current portion included in accrued expenses	(10,366)	(13,113)
Noncurrent liability	$242,432	$230,304

The reduction in the asset retirement obligation during the year ended December 31, 2018 primarily relates to a revised mining and reclamation plan at the Company’s Black Thunder Mine. The revised plan provides for accelerated mine reclamation during the ordinary mining process, which significantly reduces the size of the mine’s open pit at the time of final

F- 31

reclamation. The change reduced the asset retirement obligation, and corresponding deferred mine development asset on the Company’s balance sheet by $95.6 million.
As of December 31, 2019, the Company had $528.9 million in surety bonds outstanding and no letters of credit to secure reclamation bonding obligations. Additionally, the Company has posted $0.6 million in cash as collateral related to reclamation surety bonds; this amount is recorded within “Noncurrent assets” on the Consolidated Balance Sheet.

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

·    Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have had a significant impact on the reported Level 3 fair values at December 31, 2019 and 2018.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying consolidated balance sheet:

	Fair Value at		December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$135,667	$35,029	$100,638	$—
Derivatives	5,857	5,269	527	61
Total assets	$141,524	$40,298	$101,165	$61
Liabilities:
Derivatives	$3,065	$—	$3,065	$—

	Fair Value at		December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$162,797	$99,888	$62,909	$—
Derivatives	3,554	—	3,022	532
Total assets	$166,351	$99,888	$65,931	$532
Liabilities:
Derivatives	$13,288	$13,252	$36	$—

F- 32

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

The following table summarizes the change in the fair values of financial instruments categorized as level 3.

	Year Ended December 31, 2019	Year Ended December 31, 2018
(In thousands)
Balance, beginning of period	$532	$5,426
Realized and unrealized (gains) losses recognized in earnings, net	(1,893)	(302)
Purchases	1,597	3,420
Issuances	(208)	(724)
Settlements	33	(7,288)
Ending balance	$61	$532

Net unrealized losses of $1.2 million were recognized during the year ended December 31, 2019 related to level 3 financial instruments held on December 31, 2019.

Cash and Cash Equivalents
At December 31, 2019 and 2018, the carrying amounts of cash and cash equivalents approximate their fair value.

Fair Value of Long-Term Debt
At December 31, 2019 and 2018, the fair value of the Company’s debt, including amounts classified as current, was $308.0 million and $318.6 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

17. Capital Stock

Dividends
The Company declared and paid cash dividends per share during the periods presented below:

2019:	Dividends per share	Amount (in thousands)
1st quarter	$0.45	$7,839
2nd quarter	0.45	7,425
3rd quarter	0.45	7,000
4th quarter	0.45	7,956
Total cash dividends declared and paid	$1.80	$30,220

2018:	Dividends per share	Amount (in thousands)
1st quarter	$0.40	$8,335
2nd quarter	0.40	7,998
3rd quarter	0.40	7,633
4th quarter	0.40	7,303
Total cash dividends declared and paid	$1.60	$31,269

F- 33

Future dividend declarations will be subject to ongoing Board review and authorization will be based on a number of factors, including business and market conditions, the Company’s future financial performance and other capital priorities.
Share Repurchase Program
During April 2019, the Board of Directors of Arch Coal, Inc. approved an incremental $250 million to the share repurchase program bringing the total authorization to $1.05 billion. Below is a table showing the share repurchase activity during the periods presented below:

2019:	Number of Shares	Average Repurchase Price per Share	Amount (in thousands)
1st quarter	872,317	$89.70	$78,249
2nd quarter	697,255	90.92	63,393
3rd quarter	1,169,597	78.11	91,357
4th quarter	133,379	78.72	10,499
Total shares repurchased	2,872,548	$84.77	$243,498

2018:	Number of Shares	Average Repurchase Price per Share	Amount (in thousands)
1st quarter	407,091	$94.79	$38,588
2nd quarter	960,105	81.54	78,287
3rd quarter	870,538	87.59	76,248
4th quarter	1,000,881	88.57	88,651
Total shares repurchased	3,238,615	$87.00	$281,774

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

F- 34

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
During 2019, holders of warrants had exercised 386 of the warrants, leaving 1,845,568 warrants outstanding at December 31, 2019.
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

18. Stock-Based Compensation and Other Incentive Plans

Under the Company’s 2016 Omnibus Incentive Plan (the “Incentive Plan”), 3.0 million shares of the Company’s common stock were reserved for awards to officers and other selected key management employees of the Company. The Incentive Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock or units, phantom stock awards and rights to acquire stock through purchase under a stock purchase program (“Awards”). Awards the Board of Directors elects to pay out in cash do not impact the shares authorized in the Incentive Plan. Shares available for award under the plan were 2.3 million at December 31, 2019.

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
During 2019, the Company granted both time based awards and performance based awards. The time based awards vest over either a one or three year period and the performance based awards vest over a three year period. The time based awards’ grant date fair value was determined based on the stock price at the date of grant. The performance awards grant date fair value was determined using a Black-Scholes Monte Carlo simulation. A historical volatility 36% was selected for the performance-based award based on comparator companies, and the three-year risk free rate was derived from yields on U.S. Government bonds. Information regarding the restricted stock units activity and weighted average grant-date fair value follows:

	Time Based Awards		Performance Based Awards
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Outstanding at January 1, 2019	388	$84.11	415	$85.30
Granted	7	92.08	6	105.56
Forfeited/Canceled	(1)	92.00	(89)	67.72
Vested	(156)	79.25	(137)	67.34
Unvested outstanding at December 31, 2019	238	$87.50	195	$106.44

The Company recognized expense related to restricted stock units of $22.0 million, $17.5 million and $10.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $19.2 million of unrecognized share-based compensation expense which is expected to be recognized over a weighted-average period of approximately three years.

F- 35

Long-Term Incentive Compensation
The Company has a long-term incentive program that allows for the award of performance units. The total number of units earned by a participant is based on financial and operational performance measures, and may be paid out in cash or in shares of the Company’s common stock. The Company recognizes compensation expense over the three year term of the grant. The liabilities are remeasured quarterly. The Company recognized expense of $1.0 million, $2.7 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The expense is included primarily in “Selling, general and administrative expenses” in the accompanying Consolidated Income Statements.
Amounts accrued and unpaid for all grants under the plan totaled $3.0 million and $6.9 million as of December 31, 2019 and 2018, respectively.

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
In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate of 1.75%. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.
Workers’ compensation expense consists of the following components:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Self-insured occupational disease benefits:
Service cost	$6,677	$7,440	$6,320
Interest cost(1)	4,922	4,365	4,651
Net amortization(1)	—	—	—
Total occupational disease	$11,599	$11,805	$10,971
Traumatic injury claims and assessments	13,050	5,395	3,208
Total workers’ compensation expense	$24,649	$17,200	$14,179

(1) In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”
The table below reconciles changes in the occupational disease liability for the respective period.

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning of period	$118,900	$122,426
Service cost	6,677	7,440
Interest cost	4,922	4,365
Actuarial (gain) loss	35,993	(7,071)
Benefit and administrative payments	(8,167)	(8,260)
	$158,325	$118,900

F- 36

The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31, 2019	Year Ended December 31, 2018
(Percentages)
Discount rate	3.31	4.26

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	Year Ended December 31, 2019	Year Ended December 31, 2018
(In thousands)
Occupational disease costs	$158,325	$118,900
Traumatic and other workers’ compensation claims	73,393	75,447
Total obligations	231,718	194,347
Less amount included in accrued expenses	16,119	20,044
Noncurrent obligations	$215,599	$174,303

As of December 31, 2019, the Company had $121.7 million in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.
As of December 31, 2019, the Company’s recorded liabilities include $13.6 million of obligations that are reimbursable under various insurance policies purchased by the company. These insurance receivables are recorded in the balance sheet line items “Other receivables” and “Other noncurrent assets” for $0.5 million and $13.1 million, respectively.

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

F- 37

Obligations and Funded Status.
Summaries of the changes in the benefit obligations, plan assets and funded status of the plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2019	Year Ended December 31, 2018
(In thousands)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of period	$228,873	$270,098	$88,563	$110,519
Service cost	—	—	480	558
Interest cost	8,141	9,269	3,505	3,674
Settlement gain	(1,326)	(2,332)	—	—
Curtailments	—	—	30	—
Benefits paid	(34,918)	(36,895)	(7,304)	(5,388)
Other-primarily actuarial (gain) loss	16,778	(11,267)	2,593	(20,800)
Benefit obligations at end of period	$217,548	$228,873	$87,867	$88,563
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of period	$212,506	$255,642	$—	$—
Actual return on plan assets	33,998	(6,463)	—	—
Employer contributions	216	222	7,304	5,388
Benefits paid	(34,918)	(36,895)	(7,304)	(5,388)
Value of plan assets at end of period	$211,802	$212,506	$—	$—
Accrued benefit cost	$(5,746)	$(16,367)	$(87,867)	$(88,563)
ITEMS NOT YET RECOGNIZED AS A COMPONENT OF NET PERIODIC BENEFIT COST
Prior service credit	$992	$—	$—	$—
Accumulated gain	14,537	8,899	20,333	25,936
	$15,529	$8,899	$20,333	$25,936
BALANCE SHEET AMOUNTS
Current liability	$(270)	$(220)	$(7,300)	$(5,400)
Noncurrent liability	(5,476)	(16,147)	(80,567)	(83,163)
	$(5,746)	$(16,367)	$(87,867)	$(88,563)

Pension Benefits
The accumulated benefit obligation for all pension plans was $217.5 million and $228.9 million at December 31, 2019 and 2018, respectively.
The Company uses the corridor method of amortizing actuarial gains (losses); it is anticipated there will be $0.1 million of prior service credit amortized from accumulated other comprehensive income into net periodic benefit cost during 2020.

Other Postretirement Benefits
The Company uses the corridor method of amortizing actuarial gains (losses); it is anticipated there will be $2.1 million of gains amortized from accumulated other comprehensive income into net periodic benefit cost during 2020.

F- 38

Components of Net Periodic Benefit Cost. The following table details the components of pension and postretirement benefit costs (credits):

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Service cost	$—	$—	$—	$480	$558	$671
Interest cost(1)	8,141	9,269	11,169	3,505	3,674	4,150
Curtailments	—	—	—	—	—	(520)
Settlements(1)	(1,326)	(2,332)	(1,532)	—	—	—
Expected return on plan assets(1)	(10,555)	(12,083)	(16,498)	—	—	—
Amortization of prior service credits(1)	(24)	—	—	—	—	—
Amortization of other actuarial losses (gains) (1)	(11)	—	—	(2,974)	—	—
Net benefit cost (credit)	$(3,775)	$(5,146)	$(6,861)	$1,011	$4,232	$4,301

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
(Percentages)
Pension Benefits
Discount rate	3.09/2.90	4.11/3.94

Other Postretirement Benefits
Discount rate	3.09	4.12

F- 39

The following table provides the weighted average assumptions used to determine net periodic benefit cost for the respective periods.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(Percentages)
Pension Benefits
Discount rate	3.65	3.82	3.77
Expected return on plan assets	5.10	5.30	6.20

Other Postretirement Benefits
Discount rate	4.12	3.49	3.85

The discount rates used in 2019, 2018 and 2017 were reevaluated during the year for settlements and curtailments. The obligations are remeasured at an updated discount rate that impacts the benefit cost recognized subsequent to the remeasurement.
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
The health care cost trend rate assumed for 2020 is 5.7% and is expected to reach an ultimate trend rate of 4.5% by 2038. A one-percentage-point increase in the health care cost trend rate would increase the postretirement benefit obligation at December 31, 2019 by $8.7 million and the net periodic postretirement benefit cost for the year ended December 31, 2019 by $0.4 million.

Plan Assets
The Pension Committee is responsible for overseeing the investment of pension plan assets. The Pension Committee is responsible for determining and monitoring appropriate asset allocations and for selecting or replacing investment managers, trustees and custodians. The pension plan’s current investment targets are 27% equity and 73% fixed income securities. The Pension Committee reviews the actual asset allocation in light of these targets on a periodic basis and rebalances among investments as necessary. The Pension Committee evaluates the performance of investment managers as compared to the performance of specified benchmarks and peers and monitors the investment managers to ensure adherence to their stated investment style and to the plan’s investment guidelines.

F- 40

The Company’s pension plan assets at December 31, 2019 and 2018, respectively, are categorized below according to the fair value hierarchy as defined in Note 16, “Fair Value Measurements”:

	Total		Level 1		Level 2		Level 3
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)
Equity Securities:(A)
U.S. small-cap	$2,319	$2,751	$2,319	$2,751	$—	$—	$—	$—
U.S. mid-cap	1,397	1,182	1,397	1,182	—	—	—	—
U.S. large-cap	—	—	—	—	—	—	—	—
Non-U.S.	—	—	—	—	—	—	—	—
Fixed income securities:								—
U.S. government securities(B)	50,610	43,829	35,751	38,436	14,859	5,393	—	—
Non-U.S. government securities(C)	2,242	2,092	—	—	2,242	2,092	—	—
U.S. government asset and mortgage backed securities(D)	—	7,667	—	—	—	7,667	—	—
Corporate fixed income(E)	108,023	68,762	—	—	108,023	68,762	—	—
State and local government securities(F)	2,653	3,480	—	—	2,653	3,480	—	—
Other investments(I)	—	5,223	—	—	—	5,223	—	—
Total	$167,244	$134,986	$39,467	$42,369	$127,777	$92,617	$—	$—
Assets at net asset value(G)	53,418	82,765
Short-term investments(H)	—	7,003
Other liabilities(J)	(8,860)	(12,248)
	$211,802	$212,506
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

F- 41

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
Cash Flows. The Company expects to make no contributions to the pension plans in 2020.
The following represents expected future benefit payments from the plan:

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In thousands)
2020	$18,016	$12,043
2021	16,603	12,273
2022	15,257	12,071
2023	14,240	11,974
2024	13,640	11,836
Next 5 years	60,068	58,640
	$137,824	$118,837

Other Plans
The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense, representing its contributions to the plans, was $17.5 million, $17.9 million, and $18.0 million for the years ended December 31, 2019, 2018, and 2017 respectively.

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

The following table provides the basis for basic and diluted EPS by reconciling the numerators and denominators of the computations:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	16,218	19,663	23,725
Effect of dilutive securities	1,080	966	515

Diluted weighted average shares outstanding	17,298	20,629	24,240

F- 42

22. Leases

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

Information related to leases was as follows:

Year Ended December 31, 2019
(In thousands)
Operating lease information:
Operating lease cost	$3,921
Operating cash flows from operating leases	3,842
Weighted average remaining lease term in years	5.92
Weighted average discount rate	5.5%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Year	Amount
(In thousands)
2020	$3,616
2021	3,367
2022	3,292
2023	3,261
2024	3,152
Thereafter	8,001
Total minimum lease payments	$24,689
Less imputed interest	(4,888)

Total operating lease liability	$19,801

As reflected on the balance sheet:
Accrued expenses and other current liabilities	$2,514
Other noncurrent liabilities	17,287

Total operating lease liability	$19,801

At December 31, 2019, the Company had a $19.2 million ROU operating lease asset recorded within “Other noncurrent assets” on the Consolidated Balance Sheet.
The Company has no obligations for future minimum payments under capital leases for equipment at December 31, 2019 and 2018.
Rental expense, including amounts related to these operating leases and other shorter-term arrangements, amounted to $12.0 million in 2019, $12.4 million in 2018 and $19.2 million in 2017.

F- 43

Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross selling price of the mined coal. Royalties under the majority of the Company’s significant leases are paid on the percentage of gross selling price basis. Royalty expense, including production royalties, was $149.5 million in 2019, $166.1 million in 2018, and $167.4 million in 2017.
As of December 31, 2019, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $29.5 million.

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
The Company markets its thermal coal principally to domestic and foreign electric utilities and its metallurgical coal to domestic and foreign steel producers. As of December 31, 2019 and 2018, accounts receivable from sales of thermal coal of $69.1 million and $73.9 million, respectively, represented 41% and 37% of total trade receivables at each date. As of December 31, 2019 and 2018, accounts receivable from sales of metallurgical-quality coal of $98.6 million and $126.5 million, respectively, represented 59% and 63% of total trade receivables at each date.
The Company uses shipping destination as the basis for attributing revenue to individual countries. Because title may transfer on brokered transactions at a point that does not reflect the end usage point, they are reflected as exports, and attributed to an end delivery point if that knowledge is known to the Company. The Company’s foreign revenues by geographical location as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
(In thousands)
Europe	$537,117	$559,165	$388,926
Asia	322,029	452,711	264,503
Central and South America	82,476	79,085	30,982
Africa	18,698	17,567	14,901
Brokered Sales	—	2,372	3,150
Total	$960,320	$1,110,900	$702,462

The Company is committed under long-term contracts to supply thermal coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on market indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer based on their requirements. The Company sold approximately 90.3 million tons of coal in 2019. Approximately 56% of this tonnage (representing approximately 50% of the Company’s revenues) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to four years.
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

F- 44

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

	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2019
North America revenues	$915,750	$217,381	$190,051	$10,850	$1,334,032
Seaborne revenues	—	773,169	187,151	—	960,320

Total revenues	$915,750	$990,550	$377,202	$10,850	$2,294,352

Year Ended December 31, 2018
North America revenues	$971,337	$160,969	$195,547	$13,034	$1,340,887
Seaborne revenues	1,911	875,652	233,337	—	1,110,900

Total revenues	$973,248	$1,036,621	$428,884	$13,034	$2,451,787

Year Ended December 31, 2017
North America revenues	$1,024,197	$312,874	$269,007	$16,083	$1,622,161
Seaborne revenues	—	574,965	127,497	—	702,462

Total revenues	$1,024,197	$887,839	$396,504	$16,083	$2,324,623

As of December 31, 2019, the Company has outstanding performance obligations for approximately 67.4 million tons of coal for 2020 representing 61.6 million tons of fixed price contracts and 5.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations of approximately 69.0 million tons in periods beyond 2020 comprised of 64.9 million tons of fixed price contracts and 4.1 million tons of variable price contracts.

F- 45

25. Commitments and Contingencies

The Company accrues for cost related to contingencies when a loss is probable and the amount is reasonably determinable. Disclosure of contingencies is included in the financial statements when it is at least reasonably possible that a material loss or an additional material loss in excess of amounts already accrued may be incurred.

The Company is a party to numerous claims and lawsuits with respect to various matters. As of December 31, 2019 and 2018, the Company had accrued $0.2 million and $0.2 million, respectively, for all legal matters, all classified as current.  The ultimate resolution of any such legal matter could result in outcomes which may be materially different from amounts the Company has accrued for such matters. The Company believes it has recorded adequate reserves for these matters.

 The Company has unconditional purchase obligations relating to purchases of coal, materials and supplies and capital commitments, other than reserve acquisitions, and is also a party to transportation capacity commitments. The future commitments under these agreements total $170.5 million in 2020, and is immaterial thereafter.

26. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical coal and thermal coal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado and Illinois. Periods presented in this note have been recast for comparability.

On December 13, 2019, the Company closed on its’ definitive agreement to sell Coal-Mac LLC, an operating mine complex within the Company’s other thermal coal segment. Coal-Mac is included in the Other Thermal segment results below up to the date of divestiture. For further information on the divestiture, please see Note 5, “Divestitures” to the Consolidated Financial Statements.

On September 14, 2017, the Company closed on its’ definitive agreement to sell Lone Mountain Processing LLC, an operating mine complex within the Company’s Metallurgical coal segment. Through this transaction the Company divested all active operations in the states of Kentucky and Virginia. Lone Mountain is included in the MET segment results below up to the date of divestiture. For further information on the divestiture, please see Note 5, “Divestitures” to the Consolidated Financial Statements.

Operating segment results for the year ended December 31, 2019, the year ended December 31, 2018, and the year ended December 31, 2017 are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, and accretion on asset retirements obligations (Adjusted EBITDA).” Adjusted EBITDA does not reflect mine closure or impairment costs, since those are not reflected in the operating income reviewed by management. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

F- 46

(In thousands)	PRB	MET	Other Thermal	Corporate, Other and Eliminations	Consolidated
Year Ended December 31, 2019
Revenues	$915,750	$990,550	$377,202	10,850	$2,294,352
Adjusted EBITDA	110,528	305,363	41,495	(94,219)	363,167
Depreciation, depletion and amortization	20,810	74,211	14,414	2,620	112,055
Accretion on asset retirement obligation	12,542	2,123	2,413	3,470	20,548
Total Assets	256,460	625,134	105,411	880,751	1,867,756
Capital expenditures	29,420	211,718	20,088	5,130	266,356
Year Ended December 31, 2018
Revenues	$973,248	$1,036,621	$428,884	$13,034	$2,451,787
Adjusted EBITDA	126,525	349,524	68,620	(106,891)	437,778
Depreciation, depletion and amortization	33,120	69,560	14,699	2,184	119,563
Accretion on asset retirement obligation	19,541	1,874	2,261	4,294	27,970
Total assets	278,314	545,061	125,333	938,352	1,887,060
Capital expenditures	12,140	64,307	11,999	6,826	95,272
Year Ended December 31, 2017
Revenues	$1,024,197	$887,839	$396,504	$16,083	$2,324,623
Adjusted EBITDA	158,882	243,616	102,006	(84,807)	419,697
Depreciation, depletion and amortization	36,349	70,896	13,588	1,631	122,464
Accretion on asset retirement obligation	20,160	2,000	2,161	5,888	30,209
Total assets	390,665	548,476	134,397	906,094	1,979,632
Capital expenditures	6,212	32,678	11,901	8,414	59,205

F- 47

A reconciliation of segment Adjusted EBITDA to consolidated income (loss) from continuing operations before income taxes follows:

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Income before income taxes	$234,047	$260,101	$203,195
Interest expense, net	6,794	13,689	24,256
Depreciation, depletion and amortization	112,055	119,563	122,464
Accretion on asset retirement obligations	20,548	27,970	30,209
Amortization of sales contracts, net	(434)	11,107	53,985
Costs related to proposed joint venture with Peabody Energy	13,816	—	—
Loss on sale of Coal-Mac LLC	9,008	—	—
Preference Rights Lease Application settlement income	(39,000)	—	—
Loss (gain) on sale of Lone Mountain Processing, Inc.	4,304	—	(21,297)
Net loss resulting from early retirement of debt and debt restructuring	—	485	2,547
Non-service related postretirement benefit costs	2,053	3,202	1,940
Reorganization items, net	(24)	1,661	2,398
Adjusted EBITDA	$363,167	$437,778	$419,697

F- 48

27. Quarterly Selected Financial Data (unaudited)

	Three Months Ended
Year Ended December 31, 2019	March 31	June 30	September 30	December 31

(In thousands, except per share data)

Revenues	$555,183	$570,222	$619,467	$549,480
Gross profit	$86,794	$88,032	$93,681	$23,144
Income (loss) from operations	$76,779	$66,570	$106,481	$(6,960)
Reorganization items, net	$87	$(16)	$—	$(47)
Net income (loss)	$72,741	$62,840	$106,769	$(8,551)
Diluted income (loss) per common share	$3.91	$3.53	$6.34	$(0.57)

	Three Months Ended
Year Ended December 31, 2018	March 31	June 30	September 30	December 31

(In thousands, except per share data)

Revenues	$575,295	$592,349	$633,180	$650,963
Gross profit	$81,198	$77,663	$109,740	$101,396
Income from operations	$65,167	$44,595	$82,886	$86,490
Reorganization items, net	$(301)	$(740)	$(560)	$(60)
Net income	$59,985	$43,306	$123,192	$86,094
Diluted income per common share	$2.74	$2.06	$6.10	$4.44

F- 49

Schedule II
Arch Coal, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
		(Reductions)
	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
	Year	Expenses	Accounts		Deductions (a)	Year
	(In thousands)

Year Ended December 31, 2019
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	—	10,636	(b)	—	$10,636
Current assets — supplies and inventory	648	1,737	(35)	(b)	134	2,216
Deferred income taxes	530,612	(24,296)	—		—	506,316
Year Ended December 31, 2018
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	$—	$—		$—	$—
Current assets — supplies and inventory	261	1,247	—		860	648
Deferred income taxes	610,571	(79,959)	—		—	530,612
Year Ended December 31, 2017
Reserves deducted from asset accounts:
Accounts receivable and other receivables	$—	$—	$—		$—	$—
Current assets — supplies and inventory	—	365	(17)	(b)	87	261
Deferred income taxes	1,021,553	(410,982)			—	610,571
(a)     Reserves utilized, unless otherwise indicated.
(b)    Disposition of subsidiaries
(c)    Fresh start accounting adjustment

F- 50