Form 10-Q
period 2020-03-31
ARCH COAL INC
filed 2020-04-23
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                      .

Commission file number: 1-13105

Arch Coal Inc.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At April 20, 2020 there were 15,142,684 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenues	$405,232	$555,183
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	374,999	438,471
Depreciation, depletion and amortization	31,308	25,273
Accretion on asset retirement obligations	5,006	5,137
Amortization of sales contracts, net	—	65
Change in fair value of coal derivatives and coal trading activities, net	743	(12,981)
Selling, general and administrative expenses	22,745	24,089
Costs related to proposed joint venture with Peabody Energy	3,664	—
Severance costs related to voluntary separation plan	5,828	—
Gain on property insurance recovery related to Mountain Laurel longwall	(9,000)	—
Other operating income, net	(6,170)	(1,650)
	429,123	478,404
Income (loss) from operations	(23,891)	76,779

Interest expense, net
Interest expense	(3,388)	(4,432)
Interest and investment income	1,259	2,143
	(2,129)	(2,289)

Income (loss) before nonoperating expenses	(26,020)	74,490

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(1,096)	(1,766)
Reorganization items, net	26	87
	(1,070)	(1,679)

Income (loss) before income taxes	(27,090)	72,811
Provision for (benefit from) income taxes	(1,791)	70
Net income (loss)	$(25,299)	$72,741

Net income (loss) per common share
Basic earnings per common share	$(1.67)	$4.16
Diluted earnings per common share	$(1.67)	$3.91
Weighted average shares outstanding
Basic weighted average shares outstanding	15,139	17,494
Diluted weighted average shares outstanding	15,139	18,599
Dividends declared per common share	$0.50	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net income (loss)	$(25,299)	$72,741

Derivative instruments
Comprehensive income (loss) before tax	(2,669)	2,717
Income tax benefit (provision)	—	—
	(2,669)	2,717
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(14,267)	—
Income tax benefit (provision)	—	—
	(14,267)	—
Available-for-sale securities
Comprehensive income (loss) before tax	(467)	377
Income tax benefit (provision)	—	—
	(467)	377

Total other comprehensive income (loss)	(17,403)	3,094
Total comprehensive income (loss)	$(42,702)	$75,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$105,157	$153,020
Short term investments	129,057	135,667
Trade accounts receivable (net of $316 allowance at March 31, 2020)	149,225	168,125
Other receivables	19,016	21,143
Inventories	149,986	130,898
Other current assets	87,096	97,894
Total current assets	639,537	706,747
Property, plant and equipment, net	1,035,776	984,509
Other assets
Equity investments	106,535	105,588
Other noncurrent assets	75,658	70,912
Total other assets	182,193	176,500
Total assets	$1,857,506	$1,867,756
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$108,972	$133,060
Accrued expenses and other current liabilities	143,054	157,167
Current maturities of debt	28,456	20,753
Total current liabilities	280,482	310,980
Long-term debt	330,036	290,066
Asset retirement obligations	239,969	242,432
Accrued pension benefits	18,897	5,476
Accrued postretirement benefits other than pension	80,069	80,567
Accrued workers’ compensation	218,626	215,599
Other noncurrent liabilities	95,663	82,100
Total liabilities	1,263,742	1,227,220

Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,231 and 25,220 shares at March 31, 2020 and December 31, 2019, respectively	252	252
Paid-in capital	734,315	730,551
Retained earnings	698,292	731,425
Treasury stock, 10,088 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income (loss)	(11,714)	5,689
Total stockholders’ equity	593,764	640,536
Total liabilities and stockholders’ equity	$1,857,506	$1,867,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Operating activities
Net income (loss)	$(25,299)	$72,741
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	31,308	25,273
Accretion on asset retirement obligations	5,006	5,137
Employee stock-based compensation expense	3,962	5,651
Gains on disposals and divestitures, net	(214)	(475)
Amortization relating to financing activities	971	907
Gain on property insurance recovery related to Mountain Laurel longwall	(9,000)	—
Changes in:
Receivables	23,728	7,410
Inventories	(19,088)	(20,137)
Accounts payable, accrued expenses and other current liabilities	(39,201)	(17,861)
Income taxes, net	(1,073)	76
Other	16,865	6,262
Cash provided by (used in) operating activities	(12,035)	84,984
Investing activities
Capital expenditures	(87,690)	(39,147)
Minimum royalty payments	(62)	(63)
Proceeds from disposals and divestitures	233	608
Purchases of short term investments	(17,196)	(27,902)
Proceeds from sales of short term investments	23,221	26,500
Investments in and advances to affiliates, net	(739)	(2,196)
Gain on property insurance recovery related to Mountain Laurel longwall	7,353	—
Cash used in investing activities	(74,880)	(42,200)
Financing activities
Payments on term loan due 2024	(750)	(750)
Proceeds from equipment financing	53,611	—
Net payments on other debt	(5,544)	(4,633)
Debt financing costs	(422)	—
Dividends paid	(7,645)	(7,839)
Purchases of treasury stock	—	(75,749)
Payments for taxes related to net share settlement of equity awards	(198)	—
Cash provided by (used in) financing activities	39,052	(88,971)
Decrease in cash and cash equivalents, including restricted cash	(47,863)	(46,187)
Cash and cash equivalents, including restricted cash, beginning of period	153,020	264,937
Cash and cash equivalents, including restricted cash, end of period	$105,157	$218,750
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$105,157	$218,750
Restricted cash	—	—
	$105,157	$218,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Coal, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2020	$252	$730,551	$731,425	$(827,381)	$5,689	$640,536
Dividends on common shares ($0.50/share)	—	—	(7,834)	—	—	(7,834)
Total comprehensive income (loss)	—	—	(25,299)	—	(17,403)	(42,702)
Employee stock-based compensation	—	3,962	—	—	—	3,962
Common stock withheld related to net share settlement of equity awards	—	(198)	—	—	—	(198)
Balances at March 31, 2020	$252	$734,315	$698,292	$(827,381)	$(11,714)	$593,764

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income	Total

	(In thousands)
Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method, otherwise known as “CECL.” The standard requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions and a forecast that is supportable. The Company adopted the standard in the first quarter of 2020, with minimal impact to the Company’s financial results.

As part of the adoption, the Company reviewed its’ portfolio of available-for-sale debt securities in an unrealized loss position, and assessed whether it intends to sell, or it is more likely than not that it will be required to sell before recovery of its’ amortized cost basis. The Company determined that is currently does not intend to sell these securities before recovery of their amortized cost basis. Additionally, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors by considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

Additionally, the Company reviewed its open trade receivables arising from contractual coal sales. As part of its analysis, the Company performs periodic credit reviews of all active customers, reviews all trade receivables greater than 90 days past due, calculates historical loss rates and reviews current payment trends of all customers.

Recent Accounting Guidance Issued Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, and interim periods therein with early adoption permitted. The Company is reviewing the provisions of the standard but does not expect a significant impact to the Company's financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

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

On February 26, 2020, the Federal Trade Commission (“FTC”) filed an administrative complaint challenging the proposed joint venture alleging the transaction will eliminate competition between Arch Coal and Peabody, the two major competitors in the market for thermal coal in the Southern Powder River Basin and the two largest coal-mining companies in the United States. The FTC filed a temporary restraining order and preliminary injunction in the U.S. District Court for the Eastern District of Missouri, to maintain the status quo pending an administrative trial on the merits. Arch and Peabody intend to litigate the FTC’s decision within the U.S. federal court system over the coming months.

The Company has incurred expenses of $3.7 million for the three months ended March 31, 2020 associated with the regulatory approval process related to the joint venture.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

During the quarter, the Company recorded a $9.0 million gain related to a property insurance recovery on the longwall shields at its Mountain Laurel operation. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields; this longwall system will be used at the Company’s new Leer South mine. The Company has filed a claim under its insurance policy that will cover the amount of capital required for the new shields, and anticipates recovering $20 to $25 million after deductibles and self-insurance. The $9.0 million represents an initial payment on the insurance recovery, the Company anticipates receiving the remaining amount during the second quarter.

5. Severance Costs Related To Voluntary Separation Plan

The Company recorded $5.8 million of employee severance expense during the quarter related to a voluntary separation package that was accepted by 53 employees of the corporate staff.

6. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)
	(In thousands)
Balance at December 31, 2019	$(2,564)	$8,273	$(20)	$5,689
Unrealized losses	(2,885)	(14,010)	(468)	(17,363)
Amounts reclassified from AOCI	216	(257)	1	(40)
Balance at March 31, 2020	$(5,233)	$(5,994)	$(487)	$(11,714)

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,		Line Item in the
Details About AOCI Components	2020	2019	Condensed Consolidated Statement of Operations
(In thousands)
Coal hedges	$—	$361	Revenues
Interest rate hedges	(216)	515	Interest expense
	—	—	Provision for (benefit from) income taxes
	$(216)	$876	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net	$234	$—	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	27	—	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	(4)	—	Non-service related pension and postretirement benefit (costs) credits
	—	—	Provision for (benefit from) income taxes
	$257	$—	Net of tax

Available-for-sale securities	$(1)	$—	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$(1)	$—	Net of tax
1.

7. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Coal	$62,023	$46,815
Repair parts and supplies	87,963	84,083
	$149,986	$130,898

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.3 million at March 31, 2020 and $2.2 million at December 31, 2019.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2020
						Balance Sheet
		Gross		Allowance		Classification
		Unrealized		for Credit	Fair	Short-Term
	Cost Basis	Gains	Losses	Losses	Value	Investments
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$38,286	$86	$—	$—	$38,372	$38,372
Corporate notes and bonds	91,258	159	(732)	—	90,685	90,685
Total Investments	$129,544	$245	$(732)	$—	$129,057	$129,057

	December 31, 2019
						Balance Sheet
		Gross		Allowance		Classification
		Unrealized		for Credit	Fair	Short-Term
	Cost Basis	Gains	Losses	Losses	Value	Investments
	(In thousands)
Available-for-sale:
U.S. government and agency securities	$35,044	$1	$(16)	$—	$35,029	$35,029
Corporate notes and bonds	100,643	200	(205)	—	100,638	100,638
Total Investments	$135,687	$201	$(221)	$—	$135,667	$135,667

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $55.3 million and $72.3 million at March 31, 2020 and December 31, 2019, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $0.0 million at March 31, 2020 and December 31, 2019, respectively. The unrealized losses in the Company’s portfolio at March 31, 2020 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2020 have maturity dates ranging from the second quarter of 2020 through the third quarter of 2021. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At March 31, 2020, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2020 with approximately 15 million gallons of heating oil call options with an average strike price of $1.80 per gallon and 4 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.03 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At March 31, 2020, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2020
Coal sales	685
Coal purchases	480

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	March 31, 2020			December 31, 2019
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,132	$(839)		$1,351	$(962)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	201	(1)		133	(112)
Coal -- held for trading purposes	19,565	(19,667)		18,467	(18,940)
Coal -- risk management	10,466	(5,699)		11,662	(5,856)
Natural gas	—	—		3	—
Total	$30,232	$(25,367)		$30,265	$(24,908)
Total derivatives	$31,364	$(26,206)		$31,616	$(25,870)
Effect of counterparty netting	(26,205)	26,205		(25,759)	25,759
Net derivatives as classified in the balance sheets	$5,159	$(1)	$5,158	$5,857	$(111)	$5,746

		March 31,	December 31,
		2020	2019
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$5,159	$5,857
Coal	Accrued expenses and other current liabilities	(1)	(111)
		$5,158	$5,746

The Company had a current liability representing cash collateral owed to a margin account for derivative positions primarily related to coal derivatives of $1.8 million and $4.4 million at March 31, 2020 and December 31, 2019, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2020	2019	2020	2019
Coal sales	(1)	$159	$5,237	$—	$1,044
Coal purchases	(2)	(156)	(566)	—	(683)
Totals		$3	$4,671	$—	$361

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three month periods ended March 31, 2020 and 2019.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized
		2020	2019
Coal trading — realized and unrealized	(3)	$221	$(383)
Coal risk management — unrealized	(3)	(1,040)	13,425
Natural gas trading— realized and unrealized	(3)	76	(61)
Change in fair value of coal derivatives and coal trading activities, net total		$(743)	$12,981

Coal risk management— realized	(4)	$1,601	$(4,411)
Heating oil — diesel purchases	(4)	$(1,033)	$637

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

Based on fair values at March 31, 2020, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $0.3 million.

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Payroll and employee benefits	$44,220	$50,929
Taxes other than income taxes	63,503	69,061
Interest	127	133
Workers’ compensation	14,412	16,119
Asset retirement obligations	10,366	10,366
Other	10,426	10,559
	$143,054	$157,167

11. Debt and Financing Arrangements

	March 31,	December 31,
	2020	2019
	(In thousands)
Term loan due 2024 ($291.0 million face value)	$290,126	$290,825
Other	73,104	25,007
Debt issuance costs	(4,738)	(5,013)
	358,492	310,819
Less: current maturities of debt	28,456	20,753
Long-term debt	$330,036	$290,066

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

Accounts Receivable Securitization Facility

In 2018, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch

Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to August 27, 2021. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) August 27, 2021, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period, and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Coal and certain of Arch Coal’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2020, letters of credit totaling $15.0 million were outstanding under the facility with $69.3 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of March 31, 2020, letters of credit totaling $32.4 million were outstanding under the facility with $17.5 million available for borrowings.

Equipment Financing

On March 4, 2020, the Company entered into an equipment financing arrangement accounted for as debt. The Company received $53.6 million in exchange for conveying an interest in certain equipment in operation at its Leer Mine and entered into a master lease arrangement for that equipment. The financing arrangement contains customary terms and events of default and provides for 48 monthly payments with an average interest rate of 6.34% maturing on March 4, 2024. Upon maturity, all interests in the subject equipment will revert back to the Company.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of March 31, 2020:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$250.0	June 28, 2019	2.025%	1-month LIBOR	June 30, 2020
$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at March 31, 2020 is a liability of $5.6 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.2 million of losses during the three months ended March 31, 2020 related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Income Statements. The interest rate swaps are classified as level 2 within the fair value hierarchy.

12. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended March 31,
	2020	2019

Income tax provision at statutory rate	$(5,689)	$15,290
Percentage depletion allowance	6,168	(4,307)
State taxes, net of effect of federal taxes	82	1,012
Change in valuation allowance	850	(12,513)
Current expense associated with uncertain tax positions	(2,031)	593
AMT sequestration refund	(1,171)	—
Other, net	—	(5)
Provision for (benefit from) income taxes	$(1,791)	$70

13. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, coal commodity contracts and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at March 31, 2020.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Investments in marketable securities	$129,057	$38,372	$90,685	$—
Derivatives	5,158	4,958	111	89
Total assets	$134,215	$43,330	$90,796	$89
Liabilities:
Derivatives	$5,624	$—	$5,624	$—

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

Three Months Ended
March 31, 2020
(In thousands)
Balance, beginning of period	$61
Realized and unrealized gains recognized in earnings, net	(1,069)
Purchases	1,235
Issuances	(138)
Settlements	—
Ending balance	$89

Net unrealized losses of $1.1 million were recognized in the Condensed Consolidated Income Statements within Other operating income, net during the three months ended March 31, 2020 related to Level 3 financial instruments held on March 31, 2020.

Fair Value of Long-Term Debt

At March 31, 2020 and December 31, 2019, the fair value of the Company’s debt, including amounts classified as current, was $300.8 million and $308.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14. Earnings per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three month period ending March 31, 2020 was 114,775 shares and 121,800 shares, respectively.

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended March 31,
	2020	2019
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,139	17,494
Effect of dilutive securities	—	1,105
Diluted weighted average shares outstanding	15,139	18,599

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

In October 2019, the Company filed an application with the Office of Workers’ Compensation Programs (“OWCP”) within the Department of Labor for reauthorization to self-insure federal black lung benefits. In February 2020, the Company received a reply from the OWCP confirming Arch’s status to remain self-insured contingent upon posting additional collateral of $71.1 million within 30 days of receipt of the letter. The Company is currently appealing the ruling from the OWCP and has received an extension to self-insure during the appeal process. The Company is evaluating alternatives to self-insurance, including the purchase of commercial insurance to cover these claims.

In addition, the Company is liable for workers’ compensation benefits for traumatic injuries which are calculated using actuarially-based loss rates, loss development factors and discounted based on a risk free rate. Traumatic workers’ compensation claims are insured with varying retentions/deductibles, or through state-sponsored workers’ compensation programs.

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2020	2019

Self-insured occupational disease benefits:
Service cost	$1,891	$1,669
Interest cost(1)	1,399	1,354
Net amortization(1)	297	—
Total occupational disease	$3,587	$3,023
Traumatic injury claims and assessments	2,182	2,144
Total workers’ compensation expense	$5,769	$5,167
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

16. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2020	2019

Interest cost(1)	$1,604	$2,258
Expected return on plan assets(1)	(2,288)	(2,723)
Pension settlement(1)	4	—
Amortization of prior service costs (credits) (1)	(28)	—
Net benefit credit	$(708)	$(465)

The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31,
	2020	2019

Service cost	$106	$120
Interest cost(1)	653	876
Amortization of other actuarial losses (gains)(1)	(530)	—
Net benefit cost (credit)	$229	$996
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Income Statements on the line item “Non-service related pension and postretirement benefit costs.”

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

18. Segment Information

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing the Company’s financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Powder River Basin (PRB) segment containing the Company’s primary thermal operations in

Wyoming; the Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Other Thermal segment containing the Company’s supplementary thermal operations in Colorado and Illinois.

On December 13, 2019, the Company closed on its definitive agreement to sell Coal-Mac LLC, an operating mine complex within the Company’s Other Thermal coal segment. Coal-Mac is included in the Other Thermal segment results below up to the date of the divestiture.

Operating segment results for the three months ended March 31, 2020 and 2019, are presented below. The Company measures its segments based on “adjusted earnings before interest, taxes, depreciation, depletion, amortization, accretion on asset retirements obligations, and nonoperating expenses (Adjusted EBITDA).” The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

				Corporate,
			Other	Other and
(In thousands)	PRB	MET	Thermal	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenues	$178,460	$182,654	$31,736	$12,382	$405,232
Adjusted EBITDA	(582)	42,720	(1,320)	(27,903)	12,915
Depreciation, depletion and amortization	5,208	22,517	2,337	1,246	31,308
Accretion on asset retirement obligation	3,495	486	347	678	5,006
Total assets	256,937	693,227	120,869	786,473	1,857,506
Capital expenditures	3,097	78,648	3,616	2,329	87,690

Three Months Ended March 31, 2019
Revenues	$212,729	$253,262	$85,978	$3,214	$555,183
Adjusted EBITDA	20,583	91,534	6,119	(10,982)	107,254
Depreciation, depletion and amortization	4,865	16,382	3,435	591	25,273
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	230,329	568,367	139,306	925,199	1,863,201
Capital expenditures	414	31,224	6,250	1,259	39,147

A reconciliation of net income (loss) to adjusted EBITDA follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income (loss)	$(25,299)	$72,741
Provision for (benefit from) income taxes	(1,791)	70
Interest expense, net	2,129	2,289
Depreciation, depletion and amortization	31,308	25,273
Accretion on asset retirement obligations	5,006	5,137
Amortization of sales contracts, net	—	65
Costs related to proposed joint venture with Peabody Energy	3,664	—
Severance costs related to voluntary separation plan	5,828	—
Gain on property insurance recovery related to Mountain Laurel longwall	(9,000)	—
Non-service related pension and postretirement benefit costs	1,096	1,766
Reorganization items, net	(26)	(87)
Adjusted EBITDA	$12,915	$107,254

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

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The Company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts with a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived by spot or short term contracts with pricing determined at the time of shipment or based on a market index.

				Corporate,
			Other	Other and
	PRB	MET	Thermal	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2020
North America revenues	$178,279	$29,723	$28,584	$12,382	$248,968
Seaborne revenues	181	152,931	3,152	—	156,264

Total revenues	$178,460	$182,654	$31,736	$12,382	$405,232

Three Months Ended March 31, 2019
North America revenues	$212,729	$44,666	$46,529	$3,214	$307,138
Seaborne revenues	—	208,596	39,449	—	248,045

Total revenues	$212,729	$253,262	$85,978	$3,214	$555,183

As of March 31, 2020, the Company has outstanding performance obligations for the remainder of 2020 of 48.4 million tons of fixed price contracts and 1.8 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2020 of approximately 67.5 million tons of fixed price contracts and 4.5 million tons of variable price contracts.

20. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than 1 year to approximately 8 years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the ROU assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date. The Company currently does not have any finance leases outstanding.

Information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease information:	(In thousands)
Operating lease cost	$1,023	$917
Operating cash flows from operating leases	1,042	871
Weighted average remaining lease term in years	5.64	5.06
Weighted average discount rate	5.5%	5.6%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2020	$2,570	$1,009
2021	3,364	1,210
2022	3,314	1,210
2023	3,283	1,210
2024	3,199	1,210
Thereafter	7,970	2,010
Total minimum lease payments	$23,700	$7,859
Less imputed interest	(4,155)	(1,394)

Total lease liabilities	$19,545	$6,465

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,412	$879
Other noncurrent liabilities	17,133	5,586

Total lease liability	$19,545	$6,465

At March 31, 2020, the Company had an $18.9 million ROU operating lease asset and a $6.5 million finance lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

21. Subsequent Events

On April 23, 2020, the Company announced the temporary suspension of its quarterly dividend effective immediately.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the impact of the current COVID-19 virus outbreak and the evolving response thereto; from changes in the demand for our coal by the domestic electric generation and steel industries; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to resume paying dividends in the future or repurchase shares; from our ability to successfully integrate the operations that we acquire; from our ability to complete the joint venture transaction with Peabody Energy Corporation (“Peabody”) in a timely manner, including obtaining regulatory approvals and satisfying other closing conditions; from our ability to achieve the expected synergies from the joint venture; from our ability to successfully integrate the operations of certain mines in the joint venture; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Form 10-Q filings.

COVID-19

In the first quarter of 2020, the COVID-19 virus emerged as a global level pandemic. The still evolving responses to the COVID-19 outbreak include actions that have a significant impact on the domestic and global economies, including travel restrictions, gathering bans, stay home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We have instituted many policies and procedures to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, eliminating business travel, and instituting work from home for administrative employees. We plan to keep these policies and procedures in place and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. To date we have not had any significant issues with critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations and continue our Leer South development. At this time we believe our customers are reacting in various ways and to varying degrees to declining demand for their products. We have received force majeure letters from certain of our customers, primarily related to our thermal segments. However, no contracted shipments have been cancelled at this time. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the first quarter of 2020 were impacted by continued weakness in metallurgical and thermal coal markets. Demand driven weakness in metallurgical coal markets that emerged in the second half of 2019 persisted in the first quarter of 2020, as global economic growth was regionally uneven but generally slowed and increasingly impacted by the COVID-19 outbreak as the quarter progressed. Declining margins for steel producers resulted in production curtailments, particularly in Europe, that have negatively impacted spot demand for coking coal as well as prompt and forward coking coal prices. We believe the ongoing softness in coking coal pricing is demand driven, and that higher cost marginal production sources are pressured at current prompt and forward pricing levels. Furthermore, recent actions taken to combat the spread of the COVID-19 virus across many regions of the global economy will likely significantly reduce demand for steel and steel making raw materials including coking coal for at least the immediate future and possibly much longer. On the supply side, significant coking coal mine idlings have been announced in reaction to the COVID-19 virus outbreak, particularly in North America. The duration of these idlings is highly uncertain. At this time, given our low cost structure and low coking coal inventories, we have not idled any of our coking coal operations. Until balance between demand destruction and the ongoing production response occurs, spot demand and prompt and forward pricing for coking coal will likely remain under pressure. Longer term, we believe continued limited global capital investment in new coking coal production capacity, economic pressure on higher cost production sources, and production responses to the virus outbreak will provide support to coking coal markets when demand returns to the steel production supply chain.

Demand for domestic thermal coal in the current quarter came under significant pressure due to warmer than normal winter season temperatures, historically low natural gas prices, and the continued increase in renewable generation sources, particularly wind. Current quarter natural gas pricing reached historically low levels displacing coal fired generation in most regions of the country. Production levels of the competing fuel remain at or near all-time highs and storage levels are significantly above this time last year. At the same time, generator coal stockpiles are again above historically normal levels based on days of burn. International thermal coal market pricing remained at depressed levels that are uneconomic for all of our thermal operations. Additionally, late in the current quarter we temporarily idled our Viper mine due to failure of the operation’s primary customer to take deliveries due to generating unit issues and a weak power market. We are currently working with this customer to restart deliveries as soon as possible. Similar to metallurgical markets discussed above, recent actions taken to combat the spread of the COVID-19 virus across many regions of the national and global economy, have reduced and will likely continue to significantly reduce thermal coal demand and supply. As a result, we expect domestic thermal markets to remain challenged.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	(Decrease) / Increase
	(In thousands)
Coal sales	$405,232	$555,183	$(149,951)
Tons sold	16,980	20,725	(3,745)

On a consolidated basis, coal sales in the first quarter of 2020 were approximately $150.0 million or 27.0% less than in the first quarter of 2019, while tons sold decreased approximately 3.7 million tons or 18.1%. Coal sales from Metallurgical operations decreased approximately $70.6 million due to decreased pricing. Powder River Basin coal sales decreased approximately $34.3 million due to decreased volume, and Other Thermal coal sales decreased approximately $54.2 million due to decreased volume and pricing. In the prior year quarter, our Coal Mac operation in our Other

Thermal Segment, which was sold in December 2019, provided approximately $24.3 million in coal sales and 0.5 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease) in Net Income
	(In thousands)
Cost of sales (exclusive of items shown separately below)	$374,999	$438,471	$63,472
Depreciation, depletion and amortization	31,308	25,273	(6,035)
Accretion on asset retirement obligations	5,006	5,137	131
Amortization of sales contracts, net	—	65	65
Change in fair value of coal derivatives and coal trading activities, net	743	(12,981)	(13,724)
Selling, general and administrative expenses	22,745	24,089	1,344
Costs related to proposed joint venture with Peabody Energy	3,664	—	(3,664)
Severance costs related to voluntary separation plan	5,828	—	(5,828)
Gain on property insurance recovery related to Mountain Laurel longwall	(9,000)	—	9,000
Other operating income, net	(6,170)	(1,650)	4,520
Total costs, expenses and other	$429,123	$478,404	$49,281

Cost of sales. Our cost of sales for the first quarter of 2020 decreased approximately $63.5 million or 14.5% versus the first quarter of 2019. In the prior year quarter, our Coal Mac operation, which was sold in December 2019, accounted for approximately $25.9 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $21.7 million, transportation costs of approximately $16.4 million, and operating taxes and royalties of approximately $9.4 million. These cost decreases were partially offset by increased purchased coal cost of approximately $8.6 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first quarter of 2020 versus the first quarter of 2019 is primarily due to increased depletion in our Metallurgical segment.

Change in fair value of coal derivatives and coal trading activities, net. The significant benefit in the first quarter of 2019 is primarily related to mark-to-market gains on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first quarter of 2020 decreased versus the first quarter of 2019 due primarily to decreased compensation costs of approximately $1.3 million.

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

Severance costs related to voluntary separation plan (VSP). In the current quarter we recorded $5.8 million of employee severance expense related to a voluntary separation package that was accepted by 53 employees of the corporate staff. For further information on our VSP costs see Note 5, “Severance Costs related to Voluntary Separation Plan” to the Condensed Consolidated Financial Statements.

Gain on property insurance recovery related to Mountain Laurel longwall. In the current quarter we recorded a $9.0 million benefit for the initial insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation in November of 2019. For further information on our gain on property insurance recovery related to Mountain Laurel longwall see Note 4, “Insurance Recovery related to Mountain Laurel longwall” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increased benefit from other operating income, net in the first quarter of 2020 versus the first quarter of 2019 consists primarily of the favorable impact of certain coal derivative settlements of approximately $6.0 million and increased income from equity investments of approximately $1.7 million, partially offset by the unfavorable impact of mark-to-market movement on heating oil derivatives of approximately $1.7 million, and reduced transloading income of approximately $1.2 million.

Nonoperating (expenses) income. The following table summarizes our nonoperating expense during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease) in Net Income
	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,096)	$(1,766)	$670
Reorganization items, net	26	87	(61)
Total nonoperating (expenses) income	$(1,070)	$(1,679)	$609

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the first quarter of 2020 versus the first quarter of 2019 is primarily due to postretirement benefit gain amortization in the first quarter of 2020.

Provision for (benefit from) income taxes. The following table summarizes our Provision for (benefit from) income taxes during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease) in Net Income
	(In thousands)
Provision for (benefit from) income taxes	$(1,791)	$70	$1,861

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three Months Ended March 31, 2020 and 2019

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income (loss) attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020	2019	Variance
Powder River Basin
Tons sold (in thousands)	14,172	17,141	(2,969)
Coal sales per ton sold	$12.32	$12.18	$0.14
Cash cost per ton sold	$12.45	$10.98	$(1.47)
Cash margin per ton sold	$(0.13)	$1.20	$(1.33)
Adjusted EBITDA (in thousands)	$(582)	$20,583	$(21,165)
Metallurgical
Tons sold (in thousands)	1,779	1,793	(14)
Coal sales per ton sold	$82.35	$118.22	$(35.87)
Cash cost per ton sold	$58.42	$67.27	$8.85
Cash margin per ton sold	$23.93	$50.95	$(27.02)
Adjusted EBITDA (in thousands)	$42,720	$91,534	$(48,814)
Other Thermal
Tons sold (in thousands)	743	1,686	(943)
Coal sales per ton sold	$34.32	$38.58	$(4.26)
Cash cost per ton sold	$36.61	$35.28	$(1.33)
Cash margin per ton sold	$(2.29)	$3.30	$(5.59)
Adjusted EBITDA (in thousands)	$(1,320)	$6,119	$(7,439)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three months ended March 31, 2020 decreased versus the three months ended March 31, 2019, due to decreased volume versus the prior year quarter. Pricing increased slightly, and cash cost per ton sold increased significantly driven by the decrease in volume and the Federal reimposition of a higher Federal Black Lung Excise Tax rate. Pricing in the current quarter benefitted from our ability to recoup the reimposition of the higher Federal Black Lung Excise Tax rate under certain of our term supply contracts. The volume decline was primarily due to low natural gas pricing and continued growth of renewable generation sources, particularly wind. Natural gas pricing reached historical lows during the current quarter as relatively mild winter temperatures, record or near record production levels, and increasing storage levels combined to drive the pricing for the competing fuel significantly lower. By late in the current quarter we were also experiencing reduced electric generation related to demand destruction due to restrictive responses taken to combat the spread of the COVID-19 virus. We expect this demand destruction to continue and possibly accelerate until such responses to control the spread of the virus can be rolled back or mitigated.

In 2019 the Federal Black Lung Excise Tax rate reverted to the pre-1986 rates. For 2020, Congress reimposed the higher 1986 to 2018 rates of $0.55 per ton sold or 4.4% of gross selling price on all domestic sales. For 2019, the Federal Black Lung Excise Tax rate for surface mines was $0.25 per ton or 2% of gross selling price on all domestic sales.

Metallurgical — Adjusted EBITDA for the three months ended March 31, 2020 decreased from the three months ended March 31, 2019 due to the decline in coking coal pricing discussed in the “Overview” section above, partially offset by decreased cash cost per ton sold. The cost decrease was driven by an increase in the percentage of segment tons sold from our low cost Leer mine in the current year quarter. Additionally, operating tax and royalty costs declined in the current quarter due to lower pricing and a severance tax credit. Impacts to our metallurgical segment in the current quarter from actions taken to combat the spread of the COVID-19 virus were minimal. However, we believe these actions have caused significant demand destruction to the steel making supply chain and also a production response from higher cost coking coal producers, particularly in North America.

Our Metallurgical segment sold 1.5 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended March 31, 2020, compared to 1.5 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended March 31, 2019. Longwall operations accounted for approximately 65% of our shipment volume in the three months ended March 31, 2020 compared to approximately 69% of our shipment volume in the three months ended March 31, 2019.

Other Thermal — Adjusted EBITDA for the three months ended March 31, 2020 decreased versus the three months ended March 31, 2019 due to reduced sales volume, decreased pricing, and increased cash cost per tons sold. All of these metrics are impacted by the inclusion of our former Coal Mac operation, which was sold in December 2019, in the prior year quarter. Coal Mac provided approximately 0.5 million tons sold in the prior year quarter. Tons sold from ongoing operations declined approximately 0.5 million tons as low natural gas pricing, increased renewable generation, and uneconomic international pricing impacted volume. In addition, as discussed in the “Overview” section above, we have temporarily idled our Viper mine due to nonperformance of the mine’s primary customer. We are working with the customer to restart deliveries. As discussed in the Powder River Basin section above, demand destruction related to reduced electric generation due to actions taken to combat the spread of the COVID-19 virus are expected to continue and possibly accelerate until these actions can be rolled back or mitigated.

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

	Powder River		Other	Idle and
Three Months Ended March 31, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$178,460	$182,654	$31,736	$12,382	$405,232
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(261)	(1,328)	—	(1,589)
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	12,349	12,349
Transportation costs	3,918	36,388	7,555	33	47,894
Non-GAAP Segment coal sales revenues	$174,542	$146,527	$25,509	$—	$346,578
Tons sold	14,172	1,779	743
Coal sales per ton sold	$12.32	$82.35	$34.32

	Powder River		Other	Idle and
Three Months Ended March 31, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the consolidated statements of operations	$212,729	$253,262	$85,978	$3,214	$555,183
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	2,044	—	2,044
Coal sales revenues from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	3,214	3,214
Transportation costs	4,006	41,298	18,882	—	64,186
Non-GAAP Segment coal sales revenues	$208,723	$211,964	$65,052	—	$485,739
Tons sold	17,141	1,793	1,686
Coal sales per ton sold	$12.18	$118.22	$38.58

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

	Powder River		Other	Idle and
Three Months Ended March 31, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$179,617	$140,331	$34,770	$20,281	$374,999
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(686)	—	—	—	(686)
Transportation costs	3,918	36,388	7,555	33	47,894
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	17,885	17,885
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,363	2,363
Non-GAAP Segment cash cost of coal sales	176,385	103,943	27,215	—	307,543
Tons sold	14,172	1,779	743
Cash Cost Per Ton Sold	$12.45	$58.42	$36.61

	Powder River		Other	Idle and
Three Months Ended March 31, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the consolidated statements of operations	$191,648	$161,911	$78,366	$6,546	$438,471
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(638)	—	—	—	(638)
Transportation costs	4,006	41,298	18,882	—	64,186
Cost of coal sales from idled or otherwise disposed operations and pass through agreements not included in segments	—	—	—	4,239	4,239
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,307	2,307
Non-GAAP Segment cash cost of coal sales	$188,280	120,613	59,484	—	368,377
Tons sold	17,141	1,793	1,686
Cash Cost Per Ton Sold	$10.98	$67.27	$35.28

Reconciliation of Segment Adjusted EBITDA to Net Income (Loss)

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the amortization of sales contracts, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(25,299)	$72,741
Provision for (benefit from) income taxes	(1,791)	70
Interest expense, net	2,129	2,289
Depreciation, depletion and amortization	31,308	25,273
Accretion on asset retirement obligations	5,006	5,137
Amortization of sales contracts, net	—	65
Costs related to proposed joint venture with Peabody Energy	3,664	—
Severance costs related to voluntary separation plan	5,828	—
Gain on property insurance recovery related to Mountain Laurel longwall	(9,000)	—
Non-service related pension and postretirement benefit costs	1,096	1,766
Reorganization items, net	(26)	(87)
Adjusted EBITDA	12,915	107,254
EBITDA from idled or otherwise disposed operations	5,099	(906)
Selling, general and administrative expenses	22,745	24,089
Other	59	(12,201)
Segment Adjusted EBITDA from coal operations	$40,818	$118,236

Other includes income from our equity investments, certain changes in fair value of heating oil and diesel fuel derivatives we use to manage our exposure to diesel fuel pricing, certain changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we intend to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand. As we continue to evaluate the impacts of the COVID-19 virus and the responses thereto on our business, we remain focused on prudently managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the quarter ended March 31, 2020, we did not repurchase any shares of our stock, and we paid a dividend of $0.50 per common share on March 13, 2020 to stockholders of record at the close of business on March 3, 2020. On April 23, 2020 we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 virus and the steps being taken to control the virus. The timing of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

Given the volatile nature of coal markets, and the significant challenges and uncertainty surrounding the COVID-19 virus outbreak, we believe it is increasingly important to take a prudent approach to managing our balance sheet and liquidity, as demonstrated by the suspension of our dividend and share repurchases. While we continue to prefer targeted liquidity levels of at least $400 million, with a significant portion of that being cash, it is likely that our liquidity will remain below our preferred levels while the COVID-19 virus outbreak and the responses thereto continue. Absent significant deterioration in our business and market outlook, we believe our current liquidity level is sufficient to fund our business and continue our Leer South development. We expect to augment our 2020 cash flows with approximately $100 million related to receipts from a federal land settlement and additional proceeds from the Mountain Laurel longwall insurance recovery, along with alternative minimum tax recoveries and the deferral of certain payroll taxes associated with the federal CARES Act initiatives. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook, for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; other strategic opportunities; and developments in the COVID-19 virus outbreak and the responses thereto.

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

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On August 27, 2018, we extended and amended our trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special -purpose entity that is a wholly owned subsidiary of Arch Coal (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to August 27, 2021. Additionally, the amendment provided us the opportunity to utilize credit insurance to increase the pool of eligible receivables. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Securitization Facility see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

On November 19, 2018, we amended and extended the Inventory Facility to increase the total aggregate principal amount available to $50 million subject to borrowing base calculations described above. For further information regarding the Inventory Facility see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On March 4, 2020, we entered into an equipment financing arrangement accounted for as debt. We received $53.6 million in exchange for conveying an interest in certain equipment in operation at our Leer Mine and entered into a 48 month master lease arrangement for use of that equipment. Upon maturity, all interests in the equipment will revert back to us. For further information regarding this equipment financing arrangement see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On March 31, 2020 we had total liquidity of approximately $323 million including $234 million in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of March 31, 2020:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$160,000	$84,300	$15,040	$69,260	August 27, 2021
Inventory Facility	50,000	50,000	32,446	17,554	August 27, 2021
Total	$210,000	$134,300	$47,486	$86,814

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
(In thousands)
Cash provided by (used in):
Operating activities	$(12,035)	$84,984
Investing activities	(74,880)	(42,200)
Financing activities	39,052	(88,971)

Cash Flow

Cash was used in operating activities in the three months ended March 31, 2020 compared to the cash provided by operating activities in the three months ended March 31, 2019 mainly due to the deterioration of results from operations discussed in the “Overview” and “Operational Performance” sections above. Both the current and prior year quarters exhibited significant use of cash for working capital, particularly inventories and payables.

Cash used in investing activities increased in the three months ended March 31, 2020 versus the three months ended March 31, 2019 primarily due to increased capital expenditures, including approximately $62 million on our Leer South mine development. The increase in capital expenditures was partially offset by an approximately $7 million increase in net proceeds from short term investments, and approximately $7 million in property insurance proceeds on our Mountain Laurel longwall claim. The remaining cash due on the $9 million recorded on the Mountain Laurel longwall claim was received by April 3,2020.

Cash was provided by financing activities in the three months ended March 31, 2020 compared to cash used in financing activities in the three months ended March 31, 2019 primarily due to suspension of treasury stock purchases, and proceeds from the new $54 million equipment financing arrangement. For further information regarding this equipment financing arrangement see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. Sales commitments in the metallurgical coal market are typically not long term in nature, and we are therefore subject to fluctuations in market pricing.

Our sales commitments for 2020 were as follows as of April 23, 2020:

	2020
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$107.05
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	1.6	87.73
Committed, Seaborne Unpriced Coking	2.5

Committed, Priced Thermal	0.5	18.17
Committed, Unpriced Thermal	0.4

Powder River Basin
Committed, Priced	57.2	$12.39
Committed, Unpriced	1.2

Other Thermal
Committed, Priced	3.5	$32.32
Committed, Unpriced	0.3

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at March 31, 2020. The estimated future realization of the value of the trading portfolio is $0.4 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

During the three months ended March 31, 2020, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.1 million to $0.2 million. The linear mean of each daily VaR was $0.1 million. The final VaR at March 31, 2020 was near $0.0 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale. During the three months ended March 31, 2020, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.0 million to $0.5 million. The linear mean of each daily VaR was $0.2 million. The final VaR at March 31, 2020 was $0.4 million.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At March 31, 2020, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2020 with approximately 15 million gallons of heating oil call options with an average strike price of $1.80 per gallon and 4 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.03 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings

In addition to the following matter, we are involved in various claims and legal actions arising in the ordinary course of business, including employee injury claims. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

FTC Temporary Restraining Order and Preliminary Injunction Blocking Joint Venture with Peabody

On June 18, 2019, Arch Coal entered into the Implementation Agreement with Peabody, to establish a joint venture that will combine the companies’ respective Powder River Basin and Colorado mining operations.

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

On February 26, 2020, the Federal Trade Commission (“FTC”) filed an administrative complaint challenging the proposed joint venture alleging that the transaction will eliminate competition between us and Peabody, the two major competitors in the market for thermal coal in the Southern Powder River Basin and the two largest coal-mining companies in the United States. On February 26, 2020, the FTC filed for a temporary restraining order and preliminary injunction in the U.S. District Court for the Eastern District of Missouri, to maintain the status quo pending an administrative trial on the merits.

On March 11, 2020, we and Peabody filed our Answer and Affirmative Defenses response with the FTC asking for the complaint to be dismissed with prejudice.

On April 13, 2020, the FTC issued a 45 day stay of the proceedings due to the outbreak of the COVID-19 pandemic.

We and Peabody intend to vigorously defend ourselves against the FTC’s decision within the U.S. federal court system over the coming months.

Item 1A. Risk Factors

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.

The coronavirus disease 2019 (“COVID-19”) pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. The full impact of COVID-19 is unknown and rapidly evolving. Our business, financial condition, liquidity and results of operations have been, and will continue to be, adversely affected by the COVID-19 pandemic. Our profitability and the value of our coal reserves depend upon the prices we receive for our coal, which are largely dependent on prevailing market prices. Measures taken to address and limit the spread of the disease—such as stay-at-home orders, social distancing guidelines, and travel restrictions—have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has negatively impacted, and may continue to negatively impact, global demand and prices for coal, as well as a widespread increase in unemployment that is expected to further reduce demand and prices for coal. These conditions may lead to extreme volatility of coal prices, severely limited liquidity and credit availability and declining valuations of assets, which may adversely affect our business, financial condition, liquidity and results of operations.

In addition, the COVID-19 pandemic, and measures taken by governments, organizations, the Company and its customers to reduce its effects could potentially impact the Company’s employees, customers and suppliers. Such disruptions may continue or increase in the future, and could adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to: coal prices; economic and market conditions; decreases in coal consumption; our ability to fund necessary capital expenditures; disruptions in the availability of mining and other industrial supplies; changes in purchasing patterns of our customers and their effects on our coal supply agreements; our reliance on key managers and employees; our ability to access the capital markets and obtain financing and insurance upon favorable terms; and risks related to the proposed joint venture with Peabody; among others.

The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, and the extent to which, and the timing of, general economic and operating conditions recover. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended March 31, 2020.

As of March 31, 2020, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

3.1	Amended and Restated Certificate of Incorporation of Arch Coal, Inc. (incorporated by reference to Exhibit 3.1 of Arch Coal’s registration statement on Form 8-A filed on October 4, 2016).

3.2	Bylaws of Arch Coal, Inc. (incorporated by reference to Exhibit 3.2 of Arch Coal’s registration on Form 8-A filed on October 4, 2016).

4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Coal’s Current Report on Form 8-K filed on October 11, 2016).

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Coal’s Current Report on Form 10-K filed on February 11, 2020).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (1) Consolidated Income Statements, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

April 23, 2020