Form 10-Q
period 2020-06-30
ARCH RESOURCES, INC.
filed 2020-07-28
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                      .

Commission file number: 1-13105

Arch Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-0921172
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

One CityPlace Drive
Suite 300
St. Louis
Missouri	63141
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (314) 994-2700 Arch Coal, Inc. (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At July 24, 2020 there were 15,146,224 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Revenues	$319,521	$570,222	$724,753	$1,125,405
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	316,348	451,088	691,347	889,559
Depreciation, depletion and amortization	30,167	26,535	61,475	51,873
Accretion on asset retirement obligations	4,986	5,137	9,992	10,274
Change in fair value of coal derivatives and coal trading activities, net	(129)	(8,400)	614	(21,381)
Selling, general and administrative expenses	19,738	25,209	42,483	49,298
Costs related to proposed joint venture with Peabody Energy	7,851	3,018	11,515	3,018
Severance costs related to voluntary separation plan	7,437	—	13,265	—
Gain on property insurance recovery related to Mountain Laurel longwall	(14,518)	—	(23,518)	—
(Gain) loss on divestitures	(1,369)	4,304	(1,369)	4,304
Other operating income, net	(5,704)	(3,239)	(11,874)	(4,889)
	364,807	503,652	793,930	982,056
Income (loss) from operations	(45,286)	66,570	(69,177)	143,349

Interest expense, net
Interest expense	(3,523)	(4,375)	(6,911)	(8,807)
Interest and investment income	1,793	2,088	3,052	4,231
	(1,730)	(2,287)	(3,859)	(4,576)

Income (loss) before nonoperating expenses	(47,016)	64,283	(73,036)	138,773

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(1,102)	(1,336)	(2,198)	(3,102)
Reorganization items, net	—	(16)	26	71
	(1,102)	(1,352)	(2,172)	(3,031)

Income (loss) before income taxes	(48,118)	62,931	(75,208)	135,742
Provision for (benefit from) income taxes	1,206	91	(585)	161
Net income (loss)	$(49,324)	$62,840	$(74,623)	$135,581

Net income (loss) per common share
Basic earnings per common share	$(3.26)	$3.80	$(4.93)	$7.97
Diluted earnings per common share	$(3.26)	$3.53	$(4.93)	$7.45
Weighted average shares outstanding
Basic weighted average shares outstanding	15,145	16,543	15,142	17,018
Diluted weighted average shares outstanding	15,145	17,781	15,142	18,190
Dividends declared per common share	$—	$0.45	$0.50	$0.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Net income (loss)	$(49,324)	$62,840	$(74,623)	$135,581

Derivative instruments
Comprehensive income (loss) before tax	363	(2,778)	(2,306)	(61)
Income tax benefit (provision)	—	—	—	—
	363	(2,778)	(2,306)	(61)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	(2,336)	2,902	(16,603)	2,902
Income tax benefit (provision)	—	—	—	—
	(2,336)	2,902	(16,603)	2,902
Available-for-sale securities
Comprehensive income (loss) before tax	533	274	66	651
Income tax benefit (provision)	—	—	—	—
	533	274	66	651

Total other comprehensive income (loss)	(1,440)	398	(18,843)	3,492
Total comprehensive income (loss)	$(50,764)	$63,238	$(93,466)	$139,073

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$150,022	$153,020
Short-term investments	67,237	135,667
Trade accounts receivable (net of $718 allowance at June 30, 2020)	118,835	168,125
Other receivables	2,960	21,143
Inventories	154,690	130,898
Other current assets	70,758	97,894
Total current assets	564,502	706,747
Property, plant and equipment, net	1,066,614	984,509
Other assets
Equity investments	106,125	105,588
Other noncurrent assets	65,148	70,912
Total other assets	171,273	176,500
Total assets	$1,802,389	$1,867,756

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$104,464	$133,060
Accrued expenses and other current liabilities	143,304	157,167
Current maturities of debt	25,702	20,753
Total current liabilities	273,470	310,980
Long-term debt	323,854	290,066
Asset retirement obligations	238,883	242,432
Accrued pension benefits	13,875	5,476
Accrued postretirement benefits other than pension	86,772	80,567
Accrued workers’ compensation	219,095	215,599
Other noncurrent liabilities	98,658	82,100
Total liabilities	1,254,607	1,227,220
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,235 and 25,220 shares at June 30, 2020 and December 31, 2019, respectively	252	252
Paid-in capital	739,156	730,551
Retained earnings	648,909	731,425
Treasury stock, 10,088 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income (loss)	(13,154)	5,689
Total stockholders’ equity	547,782	640,536
Total liabilities and stockholders’ equity	$1,802,389	$1,867,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019

	(Unaudited)
Operating activities
Net income (loss)	$(74,623)	$135,581
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	61,475	51,873
Accretion on asset retirement obligations	9,992	10,274
Deferred income taxes	13,880	13,385
Employee stock-based compensation expense	8,936	11,473
Gains on disposals and divestitures, net	(3,180)	(1,415)
Amortization relating to financing activities	1,946	1,826
Gain on property insurance recovery related to Mountain Laurel longwall	(23,518)	—
Changes in:
Receivables	55,817	17,871
Inventories	(23,792)	(47,370)
Accounts payable, accrued expenses and other current liabilities	(42,889)	4,497
Income taxes, net	22,918	24,575
Other	18,960	3,336
Cash provided by operating activities	25,922	225,906
Investing activities
Capital expenditures	(148,561)	(87,854)
Minimum royalty payments	(1,124)	(1,125)
Proceeds from disposals and divestitures	562	1,591
Purchases of short term investments	(17,707)	(89,454)
Proceeds from sales of short term investments	86,079	90,424
Investments in and advances to affiliates, net	(1,059)	(3,275)
Proceeds from property insurance recovery related to Mountain Laurel longwall	23,518	—
Cash used in investing activities	(58,292)	(89,693)
Financing activities
Payments on term loan due 2024	(1,500)	(1,500)
Proceeds from equipment financing	53,611	—
Net payments on other debt	(13,592)	(8,845)
Debt financing costs	(1,171)	—
Dividends paid	(7,645)	(15,264)
Purchases of treasury stock	—	(143,142)
Payments for taxes related to net share settlement of equity awards	(331)	—
Other	—	30
Cash provided by (used in) financing activities	29,372	(168,721)
Decrease in cash and cash equivalents, including restricted cash	(2,998)	(32,508)
Cash and cash equivalents, including restricted cash, beginning of period	153,020	264,937
Cash and cash equivalents, including restricted cash, end of period	$150,022	$232,429
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$150,022	$232,429
Restricted cash	—	—
	$150,022	$232,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2020	$252	$730,551	$731,425	$(827,381)	$5,689	$640,536
Dividends on common shares ($0.50/share)	—	—	(7,834)	—	—	(7,834)
Total comprehensive income (loss)	—	—	(25,299)	—	(17,403)	(42,702)
Employee stock-based compensation	—	3,962	—	—	—	3,962
Common stock withheld related to net share settlement of equity awards	—	(198)	—	—	—	(198)
Balances at March 31, 2020	$252	$734,315	$698,292	$(827,381)	$(11,714)	$593,764

Total comprehensive income	—	—	(49,324)	—	(1,440)	(50,764)
Employee stock-based compensation	—	4,891	—	—	—	4,891
Common stock withheld related to net share settlement of equity awards	—	(50)	—	—	—	(50)
Dividend Equivalents earned on RSU grants	—	—	(59)	—	—	(59)
Balances at June 30, 2020	$252	$739,156	$648,909	$(827,381)	$(13,154)	$547,782

Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

Dividends on common shares ($0.45/share)	—	—	(7,696)	—	—	(7,696)
Total comprehensive income	—	—	62,840	—	398	63,238
Employee stock-based compensation	—	5,822	—	—	—	5,822
Purchase of 697,255 shares of common stock under share repurchase program	—	—	—	(63,392)	—	(63,392)
Warrants exercised	—	31	—	—	—	31
Balances at June 30, 2019	$250	$728,996	$647,440	$(725,524)	$46,788	$697,950

Arch Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Resources, Inc. (“Arch Resources”) and its subsidiaries (“Arch” or the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of thermal and metallurgical coal from surface and underground mines located throughout the United States, for sale to utility, industrial and steel producers both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

Effective May 15, 2020, Arch Coal, Inc. announced that its name changed to Arch Resources, Inc.

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

3. Joint Venture with Peabody Energy

On June 18, 2019, Arch Coal, Inc. (now Arch Resources) entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody Energy Corporation (“Peabody”), to establish a joint venture that will combine the respective Powder River Basin and Colorado mining operations of Arch Resources and Peabody. Pursuant to the terms of the Implementation Agreement, Arch Resources will hold a 33.5% economic interest, and Peabody will hold a 66.5% economic interest in the joint venture. At the closing of the joint venture transaction, certain of the respective subsidiaries of Arch Resources and Peabody will enter into an Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, the governance of the joint venture will be overseen by the joint venture’s board of managers, which will initially be comprised of three representatives appointed by Peabody and two representatives appointed by Arch. Decisions of the board of managers will be determined by a majority vote subject to certain specified matters set forth in the LLC Agreement that will require a supermajority vote. Peabody, or one of its affiliates, will initially be appointed as the operator of the joint venture and will manage the day-to-day operations of the joint venture, subject to the supervision of the joint venture’s board of managers.

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

On February 26, 2020, the Federal Trade Commission (“FTC”) filed an administrative complaint challenging the proposed joint venture alleging the transaction will eliminate competition between Arch Resources and Peabody, the two major competitors in the market for thermal coal in the Southern Powder River Basin and the two largest coal-mining companies in the United States. The FTC filed a temporary restraining order and preliminary injunction in the U.S. District Court for the Eastern District of Missouri, to maintain the status quo pending an administrative trial on the merits.

Between July 14 and July 23, 2020, the federal court in St. Louis conducted an evidentiary hearing, during which both sides further presented their evidence and arguments. Closing arguments are scheduled to take place on August 10, 2020 and a ruling on the FTC’s motion for preliminary injunction is expected by the end of the third quarter 2020.

The Company has incurred expenses of $7.9 million and $11.5 million for the three and six months ended June 30, 2020, respectively, associated with the regulatory approval process related to the joint venture. Costs of $3.0 million were incurred for both the three and six months ended June 30, 2019.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a $14.5 million and $23.5 million gain related to a property insurance recovery on the longwall shields at its Mountain Laurel operation during the three and six months ended June 30, 2020, respectively. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. All of the cash associated with the insurance recovery was received by the end of the quarter.

5. Severance Costs Related To Voluntary Separation Plan

The Company recorded $7.4 million and $13.3 million of employee severance expense related to a voluntary separation plan during the three and six months ended June 30, 2020, respectively. During the first and second quarters of 2020, 53 members of the corporate staff and 201 employees from the Company’s thermal operations accepted the voluntary separation package.

6. Divestitures

During the quarter, various Dal-Tex and Briar Branch properties in West Virginia were sold to Condor Holdings, LLC. No consideration was received for the sale and a gain of $1.4 million was recorded representing the net liabilities sold.

On September 14, 2017, the Company sold Lone Mountain Processing, LLC and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC, and recorded a gain on the transaction in that year of $21.3 million. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company recorded a $4.3 million charge for these claims as of June 30, 2019.

7. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2019	$(2,564)	$8,273	$(20)	$5,689
Unrealized losses	(2,974)	(15,953)	206	(18,721)
Amounts reclassified from AOCI	668	(650)	(140)	(122)
Balance at June 30, 2020	$(4,870)	$(8,330)	$46	$(13,154)

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2020	2019	2020	2019	Statement of Operations

	(In thousands)
Coal hedges	$196	$1,743	$196	$2,104	Revenues
Interest rate hedges	(648)	514	(864)	1,029	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$(452)	$2,257	$(668)	$3,133	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net	$232	$—	$466	$—	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	27	—	54	—	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	134	429	130	429	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$393	$429	$650	$429	Net of tax

Available-for-sale securities	$141	$15	$140	$15	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$141	$15	$140	$15	Net of tax

8. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Coal	$67,702	$46,815
Repair parts and supplies	86,988	84,083
	$154,690	$130,898

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.4 million at June 30, 2020 and $2.2 million at December 31, 2019.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2020

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$14,030	$24	$—	$—	$14,054
Corporate notes and bonds	53,161	166	(144)	—	53,183
Total Investments	$67,191	$190	$(144)	$—	$67,237

	December 31, 2019

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$35,044	$1	$(16)	$—	$35,029
Corporate notes and bonds	100,643	200	(205)	—	100,638
Total Investments	$135,687	$201	$(221)	$—	$135,667

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $12.5 million and $72.3 million at June 30, 2020 and December 31, 2019, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $5.1 million and $0.0 million at June 30, 2020 and December 31, 2019, respectively. The unrealized losses in the Company’s portfolio at June 30, 2020 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2020 have maturity dates ranging from the third quarter of 2020 through the third quarter of 2021. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

10. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 12, “Debt and Financing Arrangements,” in the Condensed Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2020, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2020 with approximately 6 million gallons of heating oil call options with an average strike price of $1.74 per gallon and 4 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.03 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At June 30, 2020, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2020	2021	Total
Coal sales	542	—	542
Coal purchases	377	—	377

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.3 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	June 30, 2020			December 31, 2019
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$1,047	$(851)		$1,351	$(962)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	528	—		133	(112)
Coal -- held for trading purposes	12,910	(12,870)		18,467	(18,940)
Coal -- risk management	11,554	(6,659)		11,662	(5,856)
Natural gas	—	—		3	—
Total	$24,992	$(19,529)		$30,265	$(24,908)
Total derivatives	$26,039	$(20,380)		$31,616	$(25,870)
Effect of counterparty netting	(20,380)	20,380		(25,759)	25,759
Net derivatives as classified in the balance sheets	$5,659	$—	$5,659	$5,857	$(111)	$5,746

		June 30,	December 31,
		2020	2019
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$5,659	$5,857
Coal	Accrued expenses and other current liabilities	—	(111)
		$5,659	$5,746

The Company had a current liability representing cash collateral owed to a margin account for derivative positions primarily related to coal derivatives of $3.9 million and $4.4 million at June 30, 2020 and December 31, 2019, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2020	2019	2020	2019
Coal sales	(1)	$440	$4,010	$(902)	$1,743
Coal purchases	(2)	(439)	(340)	706	—
Totals		$1	$3,670	$(196)	$1,743

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized
		2020	2019
Coal trading — realized and unrealized	(3)	$—	$(718)
Coal risk management — unrealized	(3)	129	9,137
Natural gas trading— realized and unrealized	(3)	—	(19)
Change in fair value of coal derivatives and coal trading activities, net total		$129	$8,400

Coal risk management— realized	(4)	$2,756	$(881)
Heating oil — diesel purchases	(4)	$328	$(1,369)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2020	2019	2020	2019
Coal sales	(1)	$599	$9,247	$(902)	$2,787
Coal purchases	(2)	(595)	(906)	706	(686)
Totals		$4	$8,341	$(196)	$2,101

Derivatives Not Designated as Hedging Instruments (in thousands)

Six Months Ended June 30,

Six Months Ended June 30,Six Months Ended June 30,Six Months Ended June 30,
		Gain (Loss) Recognized
		2020	2019
Coal trading— realized and unrealized	(3)	$221	$(1,101)
Coal risk management— unrealized	(3)	(911)	22,562
Natural gas trading — realized and unrealized	(3)	76	(80)
Change in fair value of coal derivatives and coal trading activities, net total		$(614)	$21,381

Coal risk management — realized	(4)	$4,357	$(5,292)
Heating oil — diesel purchases	(4)	$(705)	$(732)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three and six month periods ended June 30, 2020 and 2019

Based on fair values at June 30, 2020, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next twelve months are gains of approximately $0.2 million.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Payroll and employee benefits	$46,640	$50,929
Taxes other than income taxes	60,465	69,061
Interest	121	133
Workers’ compensation	15,004	16,119
Asset retirement obligations	9,827	10,366
Other	11,247	10,559
	$143,304	$157,167

12. Debt and Financing Arrangements

	June 30,	December 31,
	2020	2019

	(In thousands)
Term loan due 2024 ($290.3 million face value)	$289,427	$290,825
Other	65,085	25,007
Debt issuance costs	(4,956)	(5,013)
	349,556	310,819
Less: current maturities of debt	25,702	20,753
Long-term debt	$323,854	$290,066

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

During 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment reduced the interest rate on its Term Loan Debt Facility to, at the option of Arch Resources, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. The LIBOR floor remains at 1.00%. There is no change to the maturities as a result of the Second Amendment.

The Term Loan Debt Facility is guaranteed by all existing and future wholly owned domestic subsidiaries of the Company (collectively, the “Subsidiary Guarantors” and, together with Arch Resources, the “Loan Parties”), subject to customary exceptions, and is secured by first priority security interests on substantially all assets of the Loan Parties, including 100% of the voting equity interests of directly owned domestic subsidiaries and 65% of the voting equity interests of directly owned foreign subsidiaries, subject to customary exceptions.

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

Accounts Receivable Securitization Facility

In 2018, the Company extended and amended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to August 27, 2021. Additionally, the amendment provided the Company the opportunity to use credit insurance to increase the pool of eligible receivables for borrowing. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

The Extended Securitization Facility will terminate at the earliest of (i) August 27, 2021, (ii) if the Liquidity (defined in the Extended Securitization Facility and consistent with the definition in the Inventory Facility) is less than $175 million for a period of 60 consecutive days, the date that is the 364th day after the first day of such 60 consecutive day period, and (iii) the occurrence of certain predefined events substantially consistent with the existing transaction documents. Under the Extended Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2020, letters of credit totaling $15.0 million were outstanding under the facility with $68.2 million available for borrowings.

Inventory-Based Revolving Credit Facility

In 2017, the Company and certain of its subsidiaries entered into a senior secured inventory-based revolving credit facility in an aggregate principal amount of $40 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Resources’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

In 2018, the Company and certain subsidiaries of Arch Resources amended and extended the Inventory Facility by increasing the facility size by $10 million, bringing the total aggregate amount available to $50 million, subject to borrowing base calculations described above.

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

Revolving loan borrowings under the Inventory Facility bear interest at a per annum rate equal to, at the option of Arch Resources, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.00% to 2.50% (in the case of LIBOR loans) and 1.00% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

All existing and future direct and indirect domestic subsidiaries of Arch Resources, subject to customary exceptions, will either constitute co-borrowers under or guarantors of the Inventory Facility (collectively with Arch Resources, the “Loan Parties”). The Inventory Facility is secured by first priority security interests in the ABL Priority Collateral (defined in the Inventory Facility) of the Loan Parties and second priority security interests in substantially all other assets of the Loan Parties, subject to customary exceptions (including an exception for the collateral that secures the Extended Securitization Facility).

Arch Resources has the right to prepay borrowings under the Inventory Facility at any time and from time to time in whole or in part without premium or penalty, upon written notice, except that any prepayment of such borrowings that bear interest at the LIBOR rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lender resulting therefrom.

The Inventory Facility is subject to certain usual and customary mandatory prepayment events, including non-ordinary course asset sales or dispositions, subject to customary thresholds, exceptions (including exceptions for required prepayments under Arch Resources’s term loan facility) and reinvestment rights.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $175 million at all times. As of June 30, 2020, letters of credit totaling $32.4 million were outstanding under the facility with $17.6 million available for borrowings.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of June 30, 2020:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at June 30, 2020 is a liability of $5.1 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.6 million and $0.9 million of losses during the three and six months ended June 30, 2020, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. The interest rate swaps are classified as level 2 within the fair value hierarchy.

13. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Income tax provision at statutory rate	$(10,105)	$13,216	$(15,794)	$28,506
Percentage depletion allowance	(11,768)	(3,457)	(5,600)	(7,764)
State taxes, net of effect of federal taxes	(1,584)	831	(1,502)	1,843
Change in valuation allowance	19,531	(11,292)	20,381	(23,805)
Current expense associated with uncertain tax positions	5,132	844	3,101	1,437
AMT sequestration refund	—	—	(1,171)	—
Other, net	—	(51)	—	(56)
Provision for (benefit from) income taxes	$1,206	$91	$(585)	$161

During the quarter ended June 30, 2020, the Company received a $37.4 million refund from the Internal Revenue Service consisting of all the remaining refundable alternative minimum tax (AMT) credits and related interest. A FIN48 reserve has been established for $13.3 million, which represents 40% of the portion of the refund that is subject to audit risk.

14. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, coal commodity contracts and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at June 30, 2020.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2020
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$67,237	$14,054	$53,183	$—
Derivatives	5,659	5,131	495	33
Total assets	$72,896	$19,185	$53,678	$33
Liabilities:
Derivatives	$5,066	$—	$5,066	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(In thousands)
Balance, beginning of period	$89	$61
Realized and unrealized losses recognized in earnings, net	(56)	(1,125)
Purchases	—	1,235
Issuances	—	(138)
Settlements	—	—
Ending balance	$33	$33

Net unrealized losses of $0.1 million and $0.6 million were recognized in the Condensed Consolidated Statement of Operations within Other operating income, net during the three and six months ended June 30, 2020, respectively, related to Level 3 financial instruments held on June 30, 2020.

Fair Value of Long-Term Debt

At June 30, 2020 and December 31, 2019, the fair value of the Company’s debt, including amounts classified as current, was $308.9 million and $308.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

15. Earnings per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three and six month periods ending June 30, 2020 were 94,333 shares and 165,167 shares, respectively.

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,145	16,543	15,142	17,018
Effect of dilutive securities	—	1,238	—	1,172
Diluted weighted average shares outstanding	15,145	17,781	15,142	18,190

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,891	$1,669	$3,782	$3,338
Interest cost(1)	1,399	1,354	2,798	2,708
Net amortization(1)	298	—	595	—
Total occupational disease	$3,588	$3,023	$7,175	$6,046
Traumatic injury claims and assessments	2,100	2,410	4,282	4,554
Total workers’ compensation expense	$5,688	$5,433	$11,457	$10,600
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”

17. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Interest cost(1)	$1,483	$2,259	$3,087	$4,517
Expected return on plan assets(1)	(2,023)	(2,724)	(4,311)	(5,447)
Pension settlement(1)	(134)	(429)	(130)	(429)
Amortization of prior service costs (credits) (1)	(27)	—	(54)	—
Net benefit credit	$(701)	$(894)	$(1,408)	$(1,359)

The following table details the components of other postretirement benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Service cost	$106	$120	$212	$240
Interest cost(1)	653	877	1,306	1,753
Amortization of other actuarial losses (gains)(1)	(529)	—	(1,059)	—
Net benefit cost (credit)	$230	$997	$459	$1,993
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
(1)

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

Operating segment results for the three and six months ended June 30, 2020 and 2019, are presented below. The Corporate, Other and Eliminations grouping includes these charges, as well as the change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

				Corporate,
			Other	Other and
(In thousands)	PRB	MET	Thermal	Eliminations	Consolidated
Three Months Ended June 30, 2020
Revenues	$133,096	$138,951	$41,297	$6,177	$319,521
Adjusted EBITDA	(5,362)	20,910	(4,752)	(21,528)	(10,732)
Depreciation, depletion and amortization	5,283	22,289	2,333	262	30,167
Accretion on asset retirement obligation	3,495	486	347	658	4,986
Total assets	247,990	740,451	108,238	705,710	1,802,389
Capital expenditures	1,145	57,514	955	1,258	60,872

Three Months Ended June 30, 2019
Revenues	$210,149	$261,245	$98,205	$623	$570,222
Adjusted EBITDA	14,696	101,936	10,922	(21,990)	105,564
Depreciation, depletion and amortization	4,880	17,343	3,689	623	26,535
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	236,527	605,657	136,899	910,447	1,889,530
Capital expenditures	13,209	31,150	3,211	1,138	48,708

Six Months Ended June 30, 2020
Revenues	$311,556	$321,605	$73,033	$18,559	$724,753
Adjusted EBITDA	(5,944)	63,630	(6,072)	(49,431)	2,183
Depreciation, depletion and amortization	10,491	44,807	4,670	1,507	61,475
Accretion on asset retirement obligation	6,990	972	695	1,335	9,992
Total assets	247,990	740,451	108,238	705,710	1,802,389
Capital expenditures	4,242	136,162	4,571	3,586	148,561

Six Months Ended June 30, 2019
Revenues	$422,878	$514,507	$184,183	$3,837	$1,125,405
Adjusted EBITDA	35,279	193,470	17,041	(32,972)	212,818
Depreciation, depletion and amortization	9,745	33,725	7,124	1,279	51,873
Accretion on asset retirement obligation	6,271	1,061	1,207	1,735	10,274
Total assets	236,527	605,657	136,899	910,447	1,889,530
Capital expenditures	13,623	62,374	9,461	2,396	87,854

A reconciliation of net income (loss) to adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$(49,324)	$62,840	$(74,623)	$135,581
Provision for (benefit from) income taxes	1,206	91	(585)	161
Interest expense, net	1,730	2,287	3,859	4,576
Depreciation, depletion and amortization	30,167	26,535	61,475	51,873
Accretion on asset retirement obligations	4,986	5,137	9,992	10,274
Costs related to proposed joint venture with Peabody Energy	7,851	3,018	11,515	3,018
Severance costs related to voluntary separation plan	7,437	—	13,265	—
Gain on property insurance recovery related to Mountain Laurel longwall	(14,518)	—	(23,518)	—
(Gain) loss on divestitures	(1,369)	4,304	(1,369)	4,304
Non-service related pension and postretirement benefit costs	1,102	1,336	2,198	3,102
Reorganization items, net	—	16	(26)	(71)
Adjusted EBITDA	$(10,732)	$105,564	$2,183	$212,818

20. Revenue Recognition

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

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its coal and customer relationships and provides meaningful disaggregation of each segment’s results. The Company has further disaggregated revenue between North America and Seaborne revenues which depicts the pricing and contract differences between the two. North America revenue is characterized by contracts that typically have a term of one year or longer and typically the pricing is fixed; whereas Seaborne revenue generally is derived by spot or short term contracts with pricing determined at the time of shipment or based on a market index.

				Corporate,
			Other	Other and
	PRB	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2020
North America revenues	$133,096	$40,137	$31,149	$6,177	$210,559
Seaborne revenues	—	98,814	10,148	—	108,962

Total revenues	$133,096	$138,951	$41,297	$6,177	$319,521

Three Months Ended June 30, 2019
North America revenues	$210,149	$54,896	$47,885	$623	$313,553
Seaborne revenues	—	206,349	50,320	—	256,669

Total revenues	$210,149	$261,245	$98,205	$623	$570,222

Six Months Ended June 30, 2020
North America revenues	$311,375	$69,860	$59,733	$18,559	$459,527
Seaborne revenues	181	251,745	13,300	—	265,226

Total revenues	$311,556	$321,605	$73,033	$18,559	$724,753

Six Months Ended June 30, 2019
North America revenues	$422,878	$99,562	$94,414	$3,837	$620,691
Seaborne revenues	—	414,945	89,769	—	504,714

Total revenues	$422,878	$514,507	$184,183	$3,837	$1,125,405

As of June 30, 2020, the Company has outstanding performance obligations for the remainder of 2020 of 36.2 million tons of fixed price contracts and 2.5 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2020 of approximately 69.0 million tons of fixed price contracts and 4.5 million tons of variable price contracts.

21. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than 1 year to approximately 7 years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the ROU assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

Information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019

Operating lease information:	(In thousands)
Operating lease cost	$905	$917
Operating cash flows from operating leases	885	871
Weighted average remaining lease term in years	5.38	5.06
Weighted average discount rate	5.5%	5.6%

Financing lease information:
Financing lease cost	$393	$—
Operating cash flows from financing leases	303	—
Weighted average remaining lease term in years	4.75	—
Weighted average discount rate	6.4%	—%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2020	$1,683	$605
2021	3,367	1,210
2022	3,317	1,210
2023	3,285	1,210
2024	3,200	1,210
Thereafter	7,798	2,111
Total minimum lease payments	$22,650	$7,556
Less imputed interest	(3,742)	(1,273)

Total lease liabilities	$18,908	$6,283

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,382	$833
Other noncurrent liabilities	16,526	5,450

Total lease liability	$18,908	$6,283

At June 30, 2020, the Company had an $18.2 million ROU operating lease asset and a $6.2 million finance lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

22. Subsequent Events

On July 2, 2020 the Company issued $53.1 million of bonds in the U.S. tax-exempt market through the West Virginia Economic Development Authority at a fixed interest rate of 5.00%. The bonds are subject to a mandatory tender for purchase by the company on July 1, 2025. In keeping with the requirements of the tax-exempt issuance, proceeds from the offering will be used to fund the construction of the Leer South mine’s preparation plant and other facilities associated with waste management. The Company received approximately $30 million of cash upon closing, reflecting the amount of qualified expenditures already completed, and will receive the remainder over the next several quarters as work continues.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the COVID-19 pandemic, including its adverse effect on businesses, economies, and financial markets worldwide; from changes in the demand for our coal by the domestic electric generation and steel industries; from our ability to access the capital markets on acceptable terms and conditions; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors, from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations which could impact, among other things, our ability to resume paying dividends in the future or repurchase shares; from our ability to successfully integrate the operations that we acquire; from our ability to complete the joint venture transaction with Peabody Energy Corporation (“Peabody”) in a timely manner, including obtaining regulatory approvals and satisfying other closing conditions; from our ability to achieve the expected synergies from the joint venture; from our ability to successfully integrate the operations of certain mines in the joint venture; from our ability to generate significant revenue to make payments required by, and to comply with restrictions related to, our tax-exempt bonds; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a more detailed description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Form 10-Q filings.

COVID-19

In the first quarter of 2020, the COVID-19 virus emerged as a global level pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We have instituted many policies and procedures, in alignment with CDC guidelines and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We plan to keep these policies and procedures in place and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations and continue our Leer South development. Our customers have reacted, and continue to react, in various ways and to varying degrees to declining demand for their products. We have received force majeure letters from certain of our customers, primarily related to our thermal segments. Our shipment volume of committed thermal coal has been less than ratable in the first half of the current year, and we are currently in commercial discussions regarding shipment timing with customers representing approximately two million tons of Powder River Basin contractual obligations in the second half of 2020. Those discussions could result in that volume being deferred to 2021. Other than an outage at our Viper mine unrelated to the COVID-19 outbreak, no thermal shipments contracted for the current year have been cancelled at this time. Approximately 0.5 million tons coking coal contracted for 2020 have been deferred to 2021. We will work with our customers to mutually preserve or enhance value where deferrals have been requested. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the second quarter of 2020 were impacted by increasing weakness in metallurgical and thermal coal markets. Responses to the COVID-19 outbreak precipitated demand destruction that further weakened already depressed thermal and metallurgical coal markets.

Significant industrial shutdowns, particularly in the automotive sector, drove significant reductions in steel demand and the idling of multiple blast furnaces in Europe, North America, and South America. Much of the idled industrial capacity is currently in the process of ramping back up, but this process is likely to be lengthy and is subject to possible setbacks should COVID-19 become resurgent. Furthermore, demand for steel making raw materials, like coking coal, are at the end of the supply chain and may see a significant lag in recognizing improved demand from the ramp up of industrial production. On the supply side, significant coking coal mine idlings were announced in reaction to the COVID-19 outbreak, particularly in North America. Most of the idled mines have since returned to production, but all may not be operating at full capacity, and the production volume removed from the market was likely significant. We believe that the cash cost of over half of global seaborne coking coal production, including most North American coking coal production, exceeds current prompt pricing. To date, due to our low cost structure, we have avoided idling any of our coking coal operations. Until balance between demand destruction and the ongoing production response occurs, spot demand and prompt and forward pricing for coking coal will likely remain under pressure. Longer term, we believe continued limited global capital investment in new coking coal production capacity, economic pressure on higher cost production sources, and production responses to the virus outbreak will provide support to coking coal markets when demand returns to the steel production supply chain.

Demand for domestic thermal coal in the current quarter came under significant pressure due to historically low natural gas prices, COVID-19 related industrial shutdowns, normal seasonal decline in demand, and the continued increase in renewable generation sources, particularly wind. Natural gas pricing remained at historically low levels throughout the current quarter, displacing coal fired generation in most regions of the country. Production levels of the competing fuel began to retreat from all-time highs, but storage levels are significantly above this time last year. Additionally, generator coal stockpiles are significantly above historical averages based on days of burn. International thermal coal market pricing weakened further, remaining at levels that are uneconomic for all of our thermal operations. Additionally, in late March we temporarily idled our Viper mine due to failure of the operation’s primary customer to take deliveries due to generating unit issues and a weak power market. The customer restarted deliveries in May, and we reopened the mine at approximately the same time. The customer has continued to take deliveries to date. Similar to metallurgical markets discussed above, actions taken to combat the spread of COVID-19 across many regions of the national and global economy have reduced, and will likely continue to significantly reduce thermal coal demand and supply. As a result, we expect domestic and global thermal markets to remain challenged.

Results of Operations

Three Months Ended June 30, 2020 and 2019

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	(Decrease) / Increase

	(In thousands)
Coal sales	$319,521	$570,222	$(250,701)
Tons sold	13,258	20,976	(7,718)

On a consolidated basis, coal sales in the second quarter of 2020 were approximately $250.7 million or 44.0% less than in the second quarter of 2019, while tons sold decreased approximately 7.7 million tons or 36.8%. Coal sales from Metallurgical operations decreased approximately $122.3 million due to decreased pricing and volume. Powder River

Basin coal sales decreased approximately $77.1 million due to decreased volume, and Other Thermal coal sales decreased approximately $56.9 million due to decreased volume and pricing. In the prior year quarter, our Coal-Mac operation in our Other Thermal Segment, which was sold in December 2019, provided approximately $30.7 million in coal sales and 0.6 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$316,348	$451,088	$134,740
Depreciation, depletion and amortization	30,167	26,535	(3,632)
Accretion on asset retirement obligations	4,986	5,137	151
Change in fair value of coal derivatives and coal trading activities, net	(129)	(8,400)	(8,271)
Selling, general and administrative expenses	19,738	25,209	5,471
Costs related to proposed joint venture with Peabody Energy	7,851	3,018	(4,833)
Severance costs related to voluntary separation plan	7,437	—	(7,437)
Gain on property insurance recovery related to Mountain Laurel longwall	(14,518)	—	14,518
(Gain) loss on divestitures	(1,369)	4,304	5,673
Other operating income, net	(5,704)	(3,239)	2,465
Total costs, expenses and other	$364,807	$503,652	$138,845

Cost of sales. Our cost of sales for the second quarter of 2020 decreased approximately $134.7 million or 29.9% versus the second quarter of 2019. In the prior year quarter, our Coal-Mac operation, which was sold in December 2019, accounted for approximately $28.6 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $58.1 million, including approximately $13.3 million in reduced diesel fuel costs, reduced transportation costs of approximately $26.4 million, reduced operating taxes and royalties of approximately $25.8 million, and reduced compensation costs of approximately $11.4 million. These cost decreases were partially offset by a smaller increase in coal inventory value versus the prior year quarter of approximately $15.7 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the second quarter of 2020 versus the second quarter of 2019 is primarily due to increased depreciation of plant and equipment and amortization of development in our Metallurgical segment.

Change in fair value of coal derivatives and coal trading activities, net. The significant benefit in the second quarter of 2019 is primarily related to mark-to-market gains on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the second quarter of 2020 decreased versus the second quarter of 2019 due primarily to decreased compensation costs of approximately $5.2 million, which includes the impact of reduced headcount from our voluntary separation program recognized in the first quarter of 2020.

Costs related to proposed joint venture with Peabody Energy. On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. For further information on our proposed joint venture with Peabody Energy, see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Severance costs related to voluntary separation plan (VSP). In the second quarter of 2020 we recorded $7.4 million of employee severance expense related to voluntary separation plans that were accepted by 201 employees of our thermal operations. For further information on our VSP costs, see Note 5, “Severance Costs related to Voluntary Separation Plan” to the Condensed Consolidated Financial Statements.

Gain on property insurance recovery related to Mountain Laurel longwall. In the second quarter of 2020 we recorded a $14.5 million benefit from insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation in November 2019. For further information on our gain on property insurance recovery related to Mountain Laurel longwall, see Note 4, “Gain on Property Insurance Recovery Related to Mountain Laurel Longwall” to the Condensed Consolidated Financial Statements.

(Gain) loss on divestitures. In the second quarter of 2020 we recorded a $1.4 million gain on the sale of our idle Dal-Tex and Briar Branch properties. In the prior year period we recorded a loss on our sale of Lone Mountain Processing, LLC related to certain workers’ compensation liabilities that may accrue to us as a result of the bankruptcy filing of Revelation Energy LLC. For further information on this gain and loss, see Note 6, “Divestitures” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increase in other operating income, net in the second quarter of 2020 versus the second quarter of 2019 consists primarily of the favorable impact of certain coal derivative settlements of approximately $3.6 million and the favorable impact of mark-to-market movement on heating oil derivatives of approximately $1.7 million, partially offset by decreased income from equity investments of approximately $1.0 million and a gain on sale of non-core assets in the prior year quarter of approximately $2.3 million.

Nonoperating (expenses) income. The following table summarizes our nonoperating expense during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,102)	$(1,336)	$234
Reorganization items, net	—	(16)	16
Total nonoperating (expenses) income	$(1,102)	$(1,352)	$250

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the second quarter of 2020 versus the first quarter of 2019 is primarily due to postretirement benefit gain amortization in the second quarter of 2020.

Provision for income taxes. The following table summarizes our provision for income taxes during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$1,206	$91	$(1,115)

See Note 13, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Six Months Ended June 30, 2020 and 2019

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	(Decrease) / Increase

	(In thousands)
Coal sales	$724,753	$1,125,405	$(400,652)
Tons sold	30,239	41,701	(11,462)

On a consolidated basis, coal sales in the first half of 2020 were approximately $400.7 million or 35.6% less than in the first half of 2019, while tons sold decreased approximately 11.5 million tons or 27.5%. Coal sales from Metallurgical operations decreased approximately $192.9 million due to decreased volume and pricing. Powder River Basin coal sales decreased approximately $111.3 million due to decreased volume, and Other Thermal coal sales decreased approximately $111.2 million due to decreased volume and pricing. In the prior year period, our Coal-Mac operation in our Other Thermal Segment, which was sold in December 2019, provided approximately $55.0 million in coal sales and 1.0 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$691,347	$889,559	$198,212
Depreciation, depletion and amortization	61,475	51,873	(9,602)
Accretion on asset retirement obligations	9,992	10,274	282
Change in fair value of coal derivatives and coal trading activities, net	614	(21,381)	(21,995)
Selling, general and administrative expenses	42,483	49,298	6,815
Costs related to proposed joint venture with Peabody Energy	11,515	3,018	(8,497)
Severance costs related to voluntary separation plan	13,265	—	(13,265)
Gain on property insurance recovery related to Mountain Laurel longwall	(23,518)	—	23,518
(Gain) loss on divestitures	(1,369)	4,304	5,673
Other operating income, net	(11,874)	(4,889)	6,985
Total costs, expenses and other	$793,930	$982,056	$188,126

Cost of sales. Our cost of sales for the first half of 2020 decreased approximately $198.2 million or 22.3% versus the first half of 2019. In the prior year period, our Coal-Mac operation, which was sold in December 2019, accounted for approximately $54.5 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $79.8 million, including approximately a $15.2 million in reduced diesel fuel costs, reduced transportation costs of approximately $42.9 million, reduced operating taxes and royalties of approximately $35.2 million, and reduced compensation costs of approximately $8.1 million. These cost decreases were partially offset by a smaller increase in coal inventory value versus the prior year period of approximately $13.1 million, and increased purchased coal cost of approximately $13.6 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first half of 2020 versus the first half of 2019 is primarily due to increased depreciation of plant and equipment, amortization of development, and depletion in our Metallurgical segment.

Change in fair value of coal derivatives and coal trading activities, net. The significant benefit in the first half of 2019 is primarily related to mark-to-market gains on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first half of 2020 decreased versus the first half of 2019 due primarily to decreased compensation costs of approximately $6.5 million, which includes the impact of reduced headcount from our voluntary separation program recognized in the first quarter of 2020.

Costs related to proposed joint venture with Peabody Energy. On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that will combine the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. For further information on our proposed joint venture with Peabody Energy, see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Severance costs related to voluntary separation plan (VSP). In the current year period we recorded approximately $13.3 million of employee severance expense related to voluntary separation plans that were accepted by 53 employees of the corporate staff and 201 employees of our thermal operations. For further information on our VSP costs see Note 5, “Severance Costs related to Voluntary Separation Plan” to the Condensed Consolidated Financial Statements.

Gain on property insurance recovery related to Mountain Laurel longwall. In the current year period we recorded a $23.5 million benefit from insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation in November of 2019. For further information on our gain on property insurance recovery related to Mountain Laurel longwall, see Note 4, “Gain on Property Insurance Recovery Related to Mountain Laurel Longwall” to the Condensed Consolidated Financial Statements.

(Gain) loss on divestitures. In the current year period we recorded a $1.4 million gain on the sale of our idle Dal-Tex and Briar Branch properties. In the prior year period we recorded a loss on our sale of Lone Mountain Processing, LLC related to certain workers’ compensation liabilities that may accrue to us as a result of the bankruptcy filing of Revelation Energy LLC. For further information on this gain and loss, see Note 6, “Divestitures” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increase in other operating income, net in the first half of 2020 versus the first half of 2019 consists primarily of the favorable impact of certain coal derivative settlements of approximately $9.6 million and increased income from equity investments of approximately $0.7 million, partially offset by reduced transloading income of approximately $1.6 million and a gain on sale of certain right of way rights in the prior year period of approximately $2.3 million.

Nonoperating (expenses) income. The following table summarizes our nonoperating expense during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,198)	$(3,102)	$904
Reorganization items, net	26	71	(45)
Total nonoperating (expenses) income	$(2,172)	$(3,031)	$859

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the first half of 2020 versus the first half of 2019 is primarily due to postretirement benefit gain amortization in the first half of 2020.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$(585)	$161	$746

See Note 13, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three and Six Months Ended June 30, 2020 and 2019

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income (loss) attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
Powder River Basin
Tons sold (in thousands)	10,597	17,149	(6,552)	24,769	34,289	(9,520)
Coal sales per ton sold	$12.36	$12.08	$0.28	$12.33	$12.13	$0.20
Cash cost per ton sold	$12.92	$11.29	$(1.63)	$12.65	$11.14	$(1.51)
Cash margin per ton sold	$(0.56)	$0.79	$(1.35)	$(0.32)	$0.99	$(1.31)
Adjusted EBITDA (in thousands)	$(5,362)	$14,696	$(20,058)	$(5,944)	$35,279	$(41,223)
Metallurgical
Tons sold (in thousands)	1,475	1,892	(417)	3,254	3,685	(431)
Coal sales per ton sold	$76.17	$115.87	$(39.70)	$79.55	$117.01	$(37.46)
Cash cost per ton sold	$61.95	$62.07	$0.12	$60.02	$64.60	$4.58
Cash margin per ton sold	$14.22	$53.80	$(39.58)	$19.53	$52.41	$(32.88)
Adjusted EBITDA (in thousands)	$20,910	$101,936	$(81,026)	$63,630	$193,470	$(129,840)
Other Thermal
Tons sold (in thousands)	1,006	1,916	(910)	1,749	3,602	(1,853)
Coal sales per ton sold	$29.80	$39.09	$(9.29)	$31.72	$38.85	$(7.13)
Cash cost per ton sold	$35.36	$33.62	$(1.74)	$35.89	$34.39	$(1.50)
Cash margin per ton sold	$(5.56)	$5.47	$(11.03)	$(4.17)	$4.46	$(8.63)
Adjusted EBITDA (in thousands)	$(4,752)	$10,922	$(15,674)	$(6,072)	$17,041	$(23,113)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three and six months ended June 30, 2020 decreased versus the three and six months ended June 30, 2019, due to decreased volume versus the prior year periods. Pricing increased slightly, and cash cost per ton sold increased significantly driven by the decrease in volume and the Federal reimposition of a higher Federal Black Lung Excise Tax rate. Pricing in the current periods benefitted from our ability to recoup the reimposition of the higher Federal Black Lung Excise Tax rate under certain of our term supply contracts. The volume decline was primarily due to low natural gas pricing and continued growth of renewable generation sources, particularly wind. Natural gas pricing reached and remained at historical lows during the current periods as relatively mild winter temperatures, record or near record natural gas production levels, and increasing natural gas storage levels combined to keep pricing for the competing fuel significantly lower than in the prior year periods. Furthermore, the continued buildout of subsidized renewable generation sources, particularly wind, significantly increased market share of renewable generation in the current year periods. During the second quarter of 2020, we also experienced reduced electric generation related to demand destruction due to restrictive responses taken to combat the spread of COVID-19 and the normal seasonal reduction in electric demand due to mild temperatures. Furthermore, during the current year period, generator stockpiles of thermal coal reached historical highs in terms of days of burn. Our Powder River Basin shipment volumes will continue to be pressured while natural gas prices remain low and thermal coal stockpiles remain elevated. Additionally, we are at risk of further demand destruction should a resurgence of COVID-19 lead to reimposition of prior, or imposition of new, economically damaging responses to control the spread of the virus.

In 2019 the Federal Black Lung Excise Tax rate reverted to the pre-1986 rates. For 2020, Congress reimposed the higher 1986 to 2018 rates of $0.55 per ton sold or 4.4% of gross selling price on all domestic sales. For 2019, the Federal Black Lung Excise Tax rate for surface mines was $0.25 per ton or 2% of gross selling price on all domestic sales.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2020 decreased from the three and six months ended June 30, 2019 due to the decline in coking coal pricing and shipment volume discussed in the “Overview” section above, partially offset by decreased cash cost per ton sold. The cost decrease was driven by an increase in the percentage of segment tons sold from our low cost Leer mine in the current year periods. Additionally, operating tax and royalty costs declined in the current quarter due to lower pricing and a severance tax credit. Actions taken to combat the spread of COVID-19 had a significant impact on our metallurgical segment in the second quarter of 2020. In particular, the industrial shutdowns discussed in the “Overview” section above have had a negative impact on the entire steel making supply chain. These impacts include a further decline in coking coal pricing and deferral of shipments to later in the year. Also, one of our coking coal customers has requested cancellation of approximately 0.2 million tons of contracted coking coal shipments for the current year related to a general COVID-19 force majeure letter received from the customer.

Our Metallurgical segment sold 1.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2020, compared to 1.6 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended June 30, 2019. For the six months ended June 30, 2020, our Metallurgical segment sold 2.8 million tons of coking coal and 0.4 million tons of associated thermal coal compared to 3.1 million tons of coking coal and 0.6 million tons of associated thermal coal in the six months ended June 30, 2019. Longwall operations accounted for approximately 56% and 61% of our shipment volume in the three and six months ended June 30, 2020 respectively, compared to approximately 68% of our shipment volume in both the three and six months ended June 30, 2019.

Other Thermal — Adjusted EBITDA for the three and six months ended June 30, 2020 decreased versus the three and six months ended June 30, 2019 due to reduced sales volume, decreased pricing, and increased cash cost per ton sold. All of these metrics are impacted by the inclusion of our former Coal-Mac operation, which was sold in December 2019. Coal-Mac provided approximately 0.6 and 1.0 million tons sold in the three and six months ended June 30, 2019 respectively. Tons sold from ongoing operations declined approximately 0.3 million tons in the three months ended June 30, 2020 and 0.8 million tons in the six months ended June 30, 2020 as low natural gas pricing, increased renewable generation, and uneconomic international pricing impacted volume. In addition, as discussed in the “Overview” section above, in late March of the current year we temporarily idled our Viper mine due to nonperformance of the mine’s primary customer. The customer restarted deliveries in early May, and we reopened the mine at approximately the same time. We are at risk of further demand destruction should a resurgence of COVID-19 lead to reimposition of prior, or imposition of new, economically damaging responses to control the spread of the virus.

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

	Powder River		Other	Idle and
Three Months Ended June 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statement of Operations	$133,096	$138,951	$41,297	$6,177	$319,521
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(259)	(2,486)	—	(2,745)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	6,143	6,143
Transportation costs	2,143	26,848	13,807	34	42,832
Non-GAAP Segment coal sales revenues	$130,953	$112,362	$29,976	$—	$273,291
Tons sold	10,597	1,475	1,006
Coal sales per ton sold	$12.36	$76.17	$29.80

	Powder River		Other	Idle and
Three Months Ended June 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statement of Operations	$210,149	$261,245	$98,205	$623	$570,222
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	(1,036)	—	(1,036)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	623	623
Transportation costs	2,924	41,963	24,339	—	69,226
Non-GAAP Segment coal sales revenues	$207,225	$219,282	$74,902	—	$501,409
Tons sold	17,149	1,892	1,916
Coal sales per ton sold	$12.08	$115.87	$39.09

	Powder River		Other	Idle and
Six Months Ended June 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statement of Operations	$311,556	$321,605	$73,033	$18,559	$724,753
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(520)	(3,814)	—	(4,334)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	18,492	18,492
Transportation costs	6,061	63,236	21,362	67	90,726
Non-GAAP Segment coal sales revenues	$305,495	$258,889	$55,485	$—	$619,869
Tons sold	24,769	3,254	1,749
Coal sales per ton sold	$12.33	$79.55	$31.72

	Powder River		Other	Idle and
Six Months Ended June 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statement of Operations	$422,878	$514,507	$184,183	$3,837	$1,125,405
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	—	1,008	—	1,008
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	3,837	3,837
Transportation costs	6,930	83,261	43,221	—	133,412
Non-GAAP Segment coal sales revenues	$415,948	$431,246	$139,954	—	$987,148
Tons sold	34,289	3,685	3,602
Coal sales per ton sold	$12.13	$117.01	$38.85

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

	Powder River		Other	Idle and
Three Months Ended June 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statement of Operations	$138,026	$118,238	$49,382	$10,702	$316,348
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,011)	—	—	—	(1,011)
Transportation costs	2,143	26,848	13,807	34	42,832
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	9,068	9,068
Other (operating overhead, certain actuarial, etc.)	—	—	—	1,600	1,600
Non-GAAP Segment cash cost of coal sales	136,894	91,390	35,575	—	263,859
Tons sold	10,597	1,475	1,006
Cash Cost Per Ton Sold	$12.92	$61.95	$35.36

	Powder River		Other	Idle and
Three Months Ended June 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statement of Operations	$195,948	$159,419	$88,749	$6,972	$451,088
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(612)	—	—	—	(612)
Transportation costs	2,924	41,963	24,339	—	69,226
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	4,580	4,580
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,392	2,392
Non-GAAP Segment cash cost of coal sales	$193,636	$117,456	$64,410	$—	$375,502
Tons sold	17,149	1,892	1,916
Cash Cost Per Ton Sold	$11.29	$62.07	$33.62

	Powder River		Other	Idle and
Six Months Ended June 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statement of Operations	$317,642	$258,570	$84,151	$30,984	$691,347
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales	—
Diesel fuel risk management derivative settlements classified in "other income"	(1,698)	—	—	—	(1,698)
Transportation costs	6,061	63,237	21,362	67	90,727
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	26,954	26,954
Other (operating overhead, certain actuarial, etc.)	—	—	—	3,963	3,963
Non-GAAP Segment cash cost of coal sales	313,279	195,333	62,789	—	571,401
Tons sold	24,769	3,254	1,749
Cash Cost Per Ton Sold	$12.65	$60.02	$35.89

	Powder River		Other	Idle and
Six Months Ended June 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statement of Operations	$387,594	$321,331	$167,115	$13,519	$889,559
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,251)	—	—	—	(1,251)
Transportation costs	6,930	83,261	43,221	—	133,412
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	8,819	8,819
Other (operating overhead, certain actuarial, etc.)	—	—	—	4,700	4,700
Non-GAAP Segment cash cost of coal sales	$381,915	$238,070	$123,894	$—	$743,879
Tons sold	34,289	3,685	3,602.17
Cash Cost Per Ton Sold	$11.14	$64.60	$34.39

Reconciliation of Segment Adjusted EBITDA to Net Income (Loss)

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income attributable to the Company before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss)	$(49,324)	$62,840	$(74,623)	$135,581
Provision for (benefit from) income taxes	1,206	91	(585)	161
Interest expense, net	1,730	2,287	3,859	4,576
Depreciation, depletion and amortization	30,167	26,535	61,475	51,873
Accretion on asset retirement obligations	4,986	5,137	9,992	10,274
Costs related to proposed joint venture with Peabody Energy	7,851	3,018	11,515	3,018
Severance costs related to voluntary separation plan	7,437	—	13,265	—
Gain on property insurance recovery related to Mountain Laurel longwall	(14,518)	—	(23,518)	—
(Gain) loss on divestitures	(1,369)	4,304	(1,369)	4,304
Non-service related pension and postretirement benefit costs	1,102	1,336	2,198	3,102
Reorganization items, net	—	16	(26)	(71)
Adjusted EBITDA	(10,732)	105,564	2,183	212,818
EBITDA from idled or otherwise disposed operations	2,696	1,473	7,795	567
Selling, general and administrative expenses	19,738	25,209	42,483	49,298
Other	(906)	(4,692)	(847)	(16,893)
Segment Adjusted EBITDA from coal operations	$10,796	$127,554	$51,614	$245,790

Other includes income from our equity investments, certain changes in fair value of heating oil and diesel fuel derivatives we use to manage our exposure to diesel fuel pricing, certain changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from coal sales to customers and certain financing arrangements. Excluding significant investing activity, we intend to satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and cash on hand. As we continue to evaluate the impacts of COVID-19 and the responses thereto on our business, we remain focused on prudently managing costs, including capital expenditures, maintaining a strong balance sheet, and ensuring adequate liquidity.

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

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loans to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the Term Loan Debt Facility, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75%, which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On August 27, 2018, we extended and amended our trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The Extended Securitization Facility maintained the $160 million borrowing capacity and extended the maturity date to August 27, 2021. Additionally, the amendment provided us the opportunity to utilize credit insurance to increase the pool of eligible receivables. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

The commitments under the Inventory Facility will terminate on the date that is the earliest to occur of (i) August 27, 2021, (ii) the date, if any, that is 364 days following the first day that Liquidity (defined in the Inventory Facility and consistent with the definition in the Extended Securitization Facility is less than $250 million for a period of 60 consecutive days and (iii) the date, if any, that is 60 days following the maturity, termination or repayment in full of the Extended Securitization Facility.

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

On November 19, 2018, we amended and extended the Inventory Facility to increase the total aggregate principal amount available to $50 million subject to the borrowing base calculations described above. For further information regarding the Inventory Facility, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On March 4, 2020, we entered into an equipment financing arrangement accounted for as debt. We received $53.6 million in exchange for conveying an interest in certain equipment in operation at our Leer Mine and entered into a 48 month master lease arrangement for use of that equipment. Upon maturity, all interests in the equipment will revert back to us. For further information regarding this equipment financing arrangement, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the quarter ended June 30, 2020, we did not repurchase any shares of our stock. On April 23, 2020 we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 virus and the steps being taken to control the virus. During the quarter ended June 30, 2020, we did not pay any dividends on shares of our stock. The timing and amount of any future dividends or of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On June 30, 2020 we had total liquidity of approximately $303 million including $217 million in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of June 30, 2020:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$160,000	$83,200	$15,040	$68,160	August 27, 2021
Inventory Facility	50,000	50,000	32,446	17,554	August 27, 2021
Total	$210,000	$133,200	$47,486	$85,714

The above standby letters of credit outstanding have primarily been issued to satisfy certain insurance-related collateral requirements. The amount of collateral required by counterparties is based on their assessment of our ability to satisfy our obligations and may change at the time of policy renewal or based on a change in their assessment. Future increases in the amount of collateral required  by counterparties would reduce our available liquidity.

On July 2, 2020 we issued $53.1 million of bonds in the U.S. tax-exempt market through the West Virginia Economic Development Authority at a fixed interest rate of 5.00%. The bonds are subject to a mandatory tender for purchase by the company on July 1, 2025. In keeping with the requirements of the tax-exempt issuance, proceeds from the offering will be used to fund the construction of the Leer South mine’s preparation plant and other facilities associated with waste management. We received approximately $30 million of cash upon closing, reflecting the amount of qualified expenditures already completed, and will receive the remainder over the next several quarters as work continues. We will continue to explore additional financing alternatives to protect our liquidity during the construction of Leer South.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
(In thousands)
Cash provided by (used in):
Operating activities	$25,922	$225,906
Investing activities	(58,292)	(89,693)
Financing activities	29,372	(168,721)

Cash Flow

Cash provided by operating activities decreased in the six months ended June 30, 2020 versus the six months ended June 30, 2019 mainly due to the deterioration of results from operations discussed in the “Overview” and “Operational Performance” sections above.

Cash used in investing activities decreased in the six months ended June 30, 2020 versus the six months ended June 30, 2019 primarily due to an approximately $67 million increase in net proceeds from short term investments, and approximately $24 million in property insurance proceeds on our Mountain Laurel longwall claim, partially offset by increased capital expenditures of approximately $61 million, including approximately $108 million on our Leer South mine development.

Cash was provided by financing activities in the six months ended June 30, 2020 compared to cash used in financing activities in the six months ended June 30, 2019 primarily due to suspension of treasury stock purchases and dividend payments, and proceeds from the new $54 million equipment financing arrangement. For further information regarding this equipment financing arrangement, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

Our sales commitments for 2020 were as follows as of July 28, 2020:

	2020
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.6	$106.60
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	2.4	83.46
Committed, Seaborne Unpriced Coking	1.9

Committed, Priced Thermal	0.6	18.53
Committed, Unpriced Thermal	0.3

Powder River Basin
Committed, Priced	57.6	$12.36
Committed, Unpriced	0.6

Other Thermal
Committed, Priced	3.5	$31.10
Committed, Unpriced	0.2

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at June 30, 2020. The estimated future realization of the value of the trading portfolio is $0.3 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

During the six months ended June 30, 2020, VaR for our coal trading positions that are recorded at fair value through earnings ranged from under $0.0 million to $0.2 million. The linear mean of each daily VaR was $0.0 million. The final VaR at June 30, 2020 was near $0.0 million.

We are exposed to fluctuations in the fair value of coal derivatives that we enter into to manage the price risk related to future coal sales, but for which we do not elect hedge accounting. Gains or losses on these derivative instruments would be largely offset in the pricing of the physical coal sale. During the six months ended June 30, 2020, VaR for our risk management positions that are recorded at fair value through earnings ranged from $0.0 million to $0.5 million. The linear mean of each daily VaR was $0.3 million. The final VaR at June 30, 2020 was $0.2 million.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At June 30, 2020, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2020 with approximately 6 million gallons of heating oil call options with an average strike price of $1.74 per gallon and 4 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.03 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FTC Temporary Restraining Order and Preliminary Injunction Blocking Joint Venture with Peabody

On June 18, 2019, Arch Resources entered into the Implementation Agreement with Peabody, to establish a joint venture that will combine the companies’ respective Powder River Basin and Colorado mining operations.

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

Between July 14 and July 23, 2020, the federal court in St. Louis conducted an evidentiary hearing, during which both sides further presented their evidence and arguments. Closing arguments are scheduled to take place on August 10, 2020 and a ruling on the FTC’s motion for preliminary injunction is expected by the end of the third quarter 2020.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended June 30, 2020.

As of June 30, 2020, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Item 6. Exhibits.

2.1

Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 of Arch Resources’s Current Report on Form 8-K filed on September 15, 2016).

2.2

Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016 (incorporated by reference to Exhibit 2.2 of Arch Resources’s Current Report on Form 8-K filed on September 15, 2016).

3.1	Amended and Restated Certificate of Incorporation of Arch Resources, Inc. (incorporated by reference to Exhibit 3.1 of Arch Resources’s registration statement on Form 8-A filed on October 4, 2016).

3.2	Bylaws of Arch Resources, Inc. (incorporated by reference to Exhibit 3.2 of Arch Resources’s registration on Form 8-A filed on October 4, 2016).

4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’s Current Report on Form 10-K filed on February 11, 2020).

10.1

Credit Agreement, dated as of March 7, 2017, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on March 8, 2017).

10.2

First Amendment to Credit Agreement, dated as of September 25, 2017, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 25, 2017).

10.3

Second Amendment to Credit Agreement, dated as of April 3, 2018, among Arch Resources, Inc. as borrower, the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on April 3, 2018).

10.4

Credit Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.5

First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to Arch Resources’s Annual Report on Form 10-K for the year ended 2018).

10.6

Third Amended and Restated Receivables Purchase Agreement among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as initial servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.2 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

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

10.8

Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.7 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2018).

10.9

Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.9 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended June 30, 2019).

10.10

Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.11

First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Resources’s Current Report on Form 8-K filed on October 31, 2017).

10.12

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Resources, Inc. and certain subsidiaries of the Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.13

Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.14

First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.15

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.16

Indemnification Agreement between Arch Resources and the directors and officers of Arch Resources and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.17

Registration Rights Agreement between Arch Resources and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016)

10.18

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.19

Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20

Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.21

Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.22

Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.23

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.24

Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.27*	Arch Resources, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.28	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2008).

10.29*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 11, 2008).

10.30*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.31*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.32*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-k filed on November 30, 2016).

10.33

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.34

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.35*

Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.37 to Arch Resources’s Annual Report on Form 10-K for the year ended 2018).

10.36

Implementation Agreement, dated as of June 18, 2019, by and between Arch Resources, Inc. and Peabody Energy Corporation (incorporated by reference to Exhibit 2.1 of Arch Resources’s Current Report on Form 8-K/A filed on June 19, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Matthew C. Giljum.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of Matthew C. Giljum.

95	Mine Safety Disclosure Exhibit.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (1) Consolidated Statement of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Resources, Inc.

By:	/s/ Matthew C. Giljum
Matthew C. Giljum
Senior Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

July 28, 2020