Form 10-Q
period 2020-09-30
ARCH RESOURCES, INC.
filed 2020-10-23
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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
Registrant’s telephone number, including area code: (314) 994-2700 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At October 19, 2020 there were 15,147,289 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Revenues	$382,261	$619,467	$1,107,014	$1,744,872
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	345,539	491,004	1,036,886	1,380,563
Depreciation, depletion and amortization	32,630	30,249	94,105	82,122
Accretion on asset retirement obligations	4,947	5,137	14,939	15,411
Change in fair value of coal derivatives and coal trading activities, net	2,649	1,530	3,263	(19,851)
Selling, general and administrative expenses	21,541	24,566	64,024	73,864
Costs related to proposed joint venture with Peabody Energy	4,423	3,754	15,938	6,772
Asset impairment	163,088	—	163,088	—
Severance costs related to voluntary separation plan	18	—	13,283	—
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)	—
(Gain) loss on divestitures	—	—	(1,369)	4,304
Preference Rights Lease Application settlement income	—	(39,000)	—	(39,000)
Other operating income, net	(4,894)	(4,254)	(16,768)	(9,143)
	569,941	512,986	1,363,871	1,495,042

Income (loss) from operations	(187,680)	106,481	(256,857)	249,830

Interest expense, net
Interest expense	(2,989)	(4,049)	(9,900)	(12,856)
Interest and investment income	459	3,709	3,511	7,940
	(2,530)	(340)	(6,389)	(4,916)

Income (loss) before nonoperating expenses	(190,210)	106,141	(263,246)	244,914

Nonoperating (expenses) income
Non-service related pension and postretirement benefit (costs) credits	(878)	975	(3,076)	(2,127)
Reorganization items, net	—	—	26	71
	(878)	975	(3,050)	(2,056)

Income (loss) before income taxes	(191,088)	107,116	(266,296)	242,858
Provision for (benefit from) income taxes	379	347	(206)	508
Net income (loss)	$(191,467)	$106,769	$(266,090)	$242,350

Net income (loss) per common share
Basic earnings (loss) per share	$(12.64)	$6.79	$(17.57)	$14.61
Diluted earnings (loss) per share	$(12.64)	$6.34	$(17.57)	$13.66
Weighted average shares outstanding
Basic weighted average shares outstanding	15,147	15,736	15,144	16,591
Diluted weighted average shares outstanding	15,147	16,852	15,144	17,744
Dividends declared per common share	$—	$0.45	$0.50	$1.35

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Net income (loss)	$(191,467)	$106,769	$(266,090)	$242,350

Derivative instruments
Comprehensive income (loss) before tax	476	(2,360)	(1,830)	(2,421)
Income tax benefit (provision)	—	—	—	—
	476	(2,360)	(1,830)	(2,421)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	4,164	(4,019)	(12,439)	(1,117)
Income tax benefit (provision)	—	—	—	—
	4,164	(4,019)	(12,439)	(1,117)
Available-for-sale securities
Comprehensive income (loss) before tax	(255)	(98)	(189)	553
Income tax benefit (provision)	—	—	—	—
	(255)	(98)	(189)	553

Total other comprehensive income (loss)	4,385	(6,477)	(14,458)	(2,985)
Total comprehensive income (loss)	$(187,082)	$100,292	$(280,548)	$239,365

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$156,655	$153,020
Short-term investments	63,128	135,667
Restricted cash	13,919	—
Trade accounts receivable (net of $1,303 allowance at September 30, 2020)	127,292	168,125
Other receivables	2,880	21,143
Inventories	143,396	130,898
Other current assets	55,712	97,894
Total current assets	562,982	706,747
Property, plant and equipment, net	964,472	984,509
Other assets
Equity investments	70,275	105,588
Other noncurrent assets	55,608	70,912
Total other assets	125,883	176,500
Total assets	$1,653,337	$1,867,756

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$99,110	$133,060
Accrued expenses and other current liabilities	141,021	157,167
Current maturities of debt	25,987	20,753
Total current liabilities	266,118	310,980
Long-term debt	368,278	290,066
Asset retirement obligations	239,614	242,432
Accrued pension benefits	6,108	5,476
Accrued postretirement benefits other than pension	85,642	80,567
Accrued workers’ compensation	219,851	215,599
Other noncurrent liabilities	102,080	82,100
Total liabilities	1,287,691	1,227,220
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,235 and 25,220 shares at September 30, 2020 and December 31, 2019, respectively	252	252
Paid-in capital	744,112	730,551
Retained earnings	457,432	731,425
Treasury stock, 10,088 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive income (loss)	(8,769)	5,689
Total stockholders’ equity	365,646	640,536
Total liabilities and stockholders’ equity	$1,653,337	$1,867,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019

	(Unaudited)
Operating activities
Net income (loss)	$(266,090)	$242,350
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	94,105	82,122
Accretion on asset retirement obligations	14,939	15,411
Deferred income taxes	14,227	13,680
Employee stock-based compensation expense	13,907	17,305
Amortization relating to financing activities	3,189	2,757
Gain on property insurance recovery related to Mountain Laurel longwall	(23,518)	—
Gains on disposals and divestitures, net	(3,460)	(818)
Asset impairment	163,088	—
Preference Rights Lease Application settlement income	—	(39,000)
Changes in:
Receivables	47,416	(4,622)
Inventories	(12,499)	(46,073)
Accounts payable, accrued expenses and other current liabilities	(50,474)	1,569
Income taxes, net	22,855	32,440
Other	38,229	16,932
Cash provided by operating activities	55,914	334,053
Investing activities
Capital expenditures	(205,661)	(137,396)
Minimum royalty payments	(1,186)	(1,187)
Proceeds from disposals and divestitures	856	1,799
Purchases of short-term investments	(76,593)	(158,578)
Proceeds from sales of short-term investments	148,670	146,170
Investments in and advances to affiliates, net	(1,549)	(4,810)
Proceeds from property insurance recovery related to Mountain Laurel longwall	23,518	—
Cash used in investing activities	(111,945)	(154,002)
Financing activities
Payments on term loan due 2024	(2,250)	(2,250)
Proceeds from equipment financing	53,611	—
Proceeds from tax exempt bonds	53,090	—
Net payments on other debt	(19,347)	(12,077)
Debt financing costs	(3,528)	—
Dividends paid	(7,645)	(22,264)
Purchases of treasury stock	—	(232,999)
Payments for taxes related to net share settlement of equity awards	(346)	—
Other	—	30
Cash provided by (used in) financing activities	73,585	(269,560)
Increase (decrease) in cash and cash equivalents, including restricted cash	17,554	(89,509)
Cash and cash equivalents, including restricted cash, beginning of period	153,020	264,937
Cash and cash equivalents, including restricted cash, end of period	$170,574	$175,428
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$156,655	$175,428
Restricted cash	13,919	—
	$170,574	$175,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2020	$252	$730,551	$731,425	$(827,381)	$5,689	$640,536
Dividends on common shares ($0.50/share)	—	—	(7,834)	—	—	(7,834)
Total comprehensive income (loss)	—	—	(25,299)	—	(17,403)	(42,702)
Employee stock-based compensation	—	4,045	—	—	—	4,045
Common stock withheld related to net share settlement of equity awards	—	(281)	—	—	—	(281)
Balances at March 31, 2020	$252	$734,315	$698,292	$(827,381)	$(11,714)	$593,764

Total comprehensive income (loss)	—	—	(49,324)	—	(1,440)	(50,764)
Employee stock-based compensation	—	4,891	—	—	—	4,891
Common stock withheld related to net share settlement of equity awards	—	(50)	—	—	—	(50)
Dividend Equivalents earned on RSU grants	—	—	(59)	—	—	(59)
Balances at June 30, 2020	$252	$739,156	$648,909	$(827,381)	$(13,154)	$547,782

Total comprehensive income (loss)	—	—	(191,467)	—	4,385	(187,082)
Employee stock-based compensation	—	4,971	—	—	—	4,971
Common stock withheld related to net share settlement of equity awards	—	(15)	—	—	—	(15)
Dividend Equivalents earned on RSU grants	—	—	(10)	—	—	(10)
Balances at September 30, 2020	$252	$744,112	$457,432	$(827,381)	$(8,769)	$365,646

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income	Total

	(In thousands)
Balances, January 1, 2019	$250	$717,492	$527,666	$(583,883)	$43,296	$704,821
Dividends on common shares ($0.45/share)	—	—	(8,111)	—	—	(8,111)
Total comprehensive income	—	—	72,741	—	3,094	75,835
Employee stock-based compensation	—	5,651	—	—	—	5,651
Purchase of 872,317 shares of common stock under share repurchase program	—	—	—	(78,249)	—	(78,249)
Balances at March 31, 2019	$250	$723,143	$592,296	$(662,132)	$46,390	$699,947

Dividends on common shares ($0.45/share)	—	—	(7,696)	—	—	(7,696)
Total comprehensive income	—	—	62,840	—	398	63,238
Employee stock-based compensation	—	5,822	—	—	—	5,822
Purchase of 697,255 shares of common stock under share repurchase program	—	—	—	(63,392)	—	(63,392)
Warrants exercised	—	31	—	—	—	31
Balances at June 30, 2019	$250	$728,996	$647,440	$(725,524)	$46,788	$697,950

Dividends on common shares ($0.45/share)	—	—	(7,281)	—	—	(7,281)
Total comprehensive income	—	—	106,769	—	(6,477)	100,292
Employee stock-based compensation	—	5,833	—	—	—	5,833
Purchase of 1,169,597 shares of common stock under share repurchase program	—	—	—	(91,358)	—	(91,358)
Balances at September 30, 2019	$250	$734,829	$746,928	$(816,882)	$40,311	$705,436

Arch Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Resources, Inc. (“Arch Resources”) and its subsidiaries (“Arch” or the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of metallurgical and thermal coal from surface and underground mines located throughout the United States, for sale to steel producers, utility companies, industrial accounts both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Illinois, Wyoming and Colorado. All subsidiaries are wholly-owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

As part of the adoption, the Company reviewed its portfolio of available-for-sale debt securities in an unrealized loss position, and assessed whether it intends to sell, or it is more likely than not that it will be required to sell before recovery of its amortized cost basis. The Company determined that it currently does not intend to sell these securities before recovery of their amortized cost basis. Additionally, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors by considering the extent to which the fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of the cash flows expected to be collected against the amortized cost basis. A credit loss is recorded if the present value of the cash flows is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. Upon adoption, the Company did not record an allowance for credit losses on its available-for-sale debt securities.

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

3. Joint Venture with Peabody Energy

On June 18, 2019, Arch Coal, Inc. (now Arch Resources) entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody Energy Corporation (“Peabody”), to establish a joint venture that would have combined the respective Powder River Basin and Colorado mining operations of Arch Resources and Peabody. Pursuant to the terms of the Implementation Agreement, Arch Resources would have held a 33.5% economic interest, and Peabody would have held a 66.5% economic interest in the joint venture.

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

Between July 14 and July 23, 2020, the U.S. District Court conducted an evidentiary hearing, during which both sides further presented their evidence and arguments. On September 29, 2020, the U.S. District Court upheld the FTC’s decision to block the joint venture. Subsequently, the Company and Peabody jointly terminated the joint venture.

The Company has incurred expenses of $4.4 million and $15.9 million for the three and nine months ended September 30, 2020, respectively, associated with the regulatory approval process related to the joint venture. Costs of $3.8 million and $6.8 million were incurred for the three and nine months ended September 30, 2019, respectively.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a $23.5 million gain related to a property insurance recovery on the longwall shields at its Mountain Laurel operation during the nine months ended September 30, 2020. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. All of the cash associated with the insurance recovery was received by the end of the second quarter of 2020.

5. Severance Costs Related To Voluntary Separation Plan

The Company recorded $13.3 million of employee severance expense related to a voluntary separation plan during the nine months ended September 30, 2020. During the first and second quarters of 2020, 53 members of the corporate staff and 201 employees from the Company’s thermal operations accepted the voluntary separation package.

6. Divestitures

During the second quarter of 2020, various Dal-Tex and Briar Branch properties in West Virginia were sold to Condor Holdings, LLC. No consideration was received for the sale and a gain of $1.4 million was recorded representing the net liabilities sold.

On September 14, 2017, the Company sold Lone Mountain Processing, LLC and two idled mining companies, Cumberland River Coal LLC and Powell Mountain Energy LLC to Revelation Energy LLC, and recorded a gain on the transaction in that year of $21.3 million. Under the terms of the purchase agreement, Revelation assumed certain traumatic workers compensation claims and pneumoconiosis (occupational disease) benefits. On July 1, 2019, Blackjewel LLC and four affiliates, including Revelation Energy LLC filed for Chapter 11 bankruptcy. As a result of the bankruptcy, the Company recorded a $4.3 million charge for these claims as of September 30, 2019.

7. Preference Rights Lease Application Settlement Income

The Company recorded a $39 million gain during the third quarter of 2019 related to a settlement with the United States Department of Interior over a long-standing dispute, dating back to the 1970’s, on the valuation and disposition of Preference Rights Lease Applications that Arch controlled in northwestern New Mexico with a joint venture partner. As part of the settlement, Arch received $67.0 million in the form of royalty credits on its federal coal leases which will be used to settle 50% of the Company’s monthly royalty obligations. The Company expects to realize the royalty credits beginning in September 2019 through the next 18-24 months depending on market conditions. Additionally, as part of the settlement, the Company made a one-time payment of $27.0 million during October 2019 to its’ partner in the venture for its ownership interest in the underlying mineral reserves, as well as paid $1.0 million in closing fees.

As of September 30, 2020, the Company realized $8.7 million and $25.8 million towards its royalty obligations for the three months and nine months ended September 30, 2020. The Company realized a credit of $5 million towards its royalty obligations during the quarter ended September 30, 2019. The remaining receivable balance outstanding at September 30, 2020 is $27.8 million which is expected to be received over the next three quarters.

8. Asset Impairment

The following table summarizes the amounts reflected on the line “Asset impairment” in the Condensed Consolidated Statements of Operations:

September 30,
Description	2020
(In thousands)
Coal lands and mineral rights	$33,197
Plant and equipment	43,197
Deferred development	50,527
Equity Investment	36,167
$163,088

The Company’s thermal coal segments have experienced reduced demand as a result of sustained low natural gas pricing, reduced utilization and retirement of coal-fired power plants, the increased use of renewable energy sources, and the impact of COVID-19. The reduced demand has led to lower production levels, higher unit costs, and lower realized prices, which have contributed to operating losses at certain of the mine complexes. Further, on September 29, 2020 the U.S. District Court upheld the FTC’s decision to block the Company’s proposed joint venture. These conditions have resulted in changes to the Company’s expectations for projected future volume levels and the overall longevity of the mines. During the third quarter of 2020, the Company determined that these conditions represented indicators of impairment with respect to certain of its long-lived assets or asset groups. As a result, the Company recorded impairment charges during the three and nine months ended September 30, 2020 of $51.8 million related to the Coal Creek Mine within the Powder River Basin Mining segment, $33.5 million related to the Viper Mine within the Other Thermal Segment, $41.6 million related to the West Elk Mine within the Other Thermal segment and $36.2 million related to the Company’s equity method investment in Knight Hawk Holdings, LLC. The impairment charges were based upon estimated discounted cash flows that were based on estimates of future sales volumes, coal prices for unpriced volumes, production costs and a risk-adjusted cost of capital. These estimates generally constitute unobservable Level 3 inputs under the fair value hierarchy.

9. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2019	$(2,564)	$8,273	$(20)	$5,689
Unrealized losses	(3,039)	(11,461)	79	(14,421)
Amounts reclassified from AOCI	1,209	(979)	(268)	(37)
Balance at September 30, 2020	$(4,394)	$(4,166)	$(209)	$(8,769)

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2020	2019	2020	2019	Statement of Operations

	(In thousands)
Coal hedges	$98	$2,963	$294	$5,067	Revenues
Interest rate hedges	(638)	161	(1,502)	1,190	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$(541)	$3,124	$(1,209)	$6,257	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net	$(138)	$2,236	$328	$2,236	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	30	—	84	—	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	437	197	567	626	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$329	$2,433	$979	$2,862	Net of tax

Available-for-sale securities	$128	$35	$268	$50	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$128	$35	$268	$50	Net of tax

10. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Coal	$56,889	$46,815
Repair parts and supplies	86,507	84,083
	$143,396	$130,898

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $2.5 million at September 30, 2020 and $2.2 million at December 31, 2019.

11. Investments in Available-for-Sale Securities

The Company has invested in marketable debt securities, primarily highly liquid U.S. Treasury securities and investment grade corporate bonds. These investments are held in the custody of a major financial institution. These securities are classified as available-for-sale securities and, accordingly, the unrealized gains and losses are recorded through other comprehensive income.

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2020

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$15,360	$—	$(54)	$—	$15,306
Corporate notes and bonds	47,977	14	(169)	—	47,822
Total Investments	$63,337	$14	$(223)	$—	$63,128

	December 31, 2019

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$35,044	$1	$(16)	$—	$35,029
Corporate notes and bonds	100,643	200	(205)	—	100,638
Total Investments	$135,687	$201	$(221)	$—	$135,667

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $48.5 million and $72.3 million at September 30, 2020 and December 31, 2019, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $9.6 million and $0.0 million at September 30, 2020 and December 31, 2019, respectively. The unrealized losses in the Company’s portfolio at September 30, 2020 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2020 have maturity dates ranging from the fourth quarter of 2020 through the first quarter of 2022. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

12. Derivatives

Interest rate risk management

The Company has entered into interest rate swaps to reduce the variability of cash outflows associated with interest payments on its variable rate term loan. These swaps have been designated as cash flow hedges. For additional information on these arrangements, see Note 14, “Debt and Financing Arrangements,” in the Condensed Consolidated Financial Statements.

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations annually. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At September 30, 2020, the Company had protected the price on the majority of its expected diesel fuel purchases for the remainder of 2020 with approximately 2 million gallons of heating oil call options with an average strike price of $1.76 per gallon and 2.0 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.05 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

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

At September 30, 2020, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2020	2021	Total
Coal sales	255	33	288
Coal purchases	238	—	238

The Company has also entered into a minimal quantity of natural gas put options to protect the Company from decreases in natural gas prices, which could impact thermal coal demand. These options are not designated as hedges.

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The estimated future realization of the value of the trading portfolio is $0.2 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	September 30, 2020			December 31, 2019
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$453	$(355)		$1,351	$(962)

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	105	—		133	(112)
Coal -- held for trading purposes	5,128	(4,965)		18,467	(18,940)
Coal -- risk management	4,736	(2,490)		11,662	(5,856)
Natural gas	—	—		3	—
Total	$9,969	$(7,455)		$30,265	$(24,908)
Total derivatives	$10,422	$(7,810)		$31,616	$(25,870)
Effect of counterparty netting	(7,757)	7,757		(25,759)	25,759
Net derivatives as classified in the balance sheets	$2,665	$(53)	$2,612	$5,857	$(111)	$5,746

		September 30,	December 31,
		2020	2019
Net derivatives as reflected on the balance sheets (in thousands)
Heating oil and coal	Other current assets	$2,665	$5,857
Coal	Accrued expenses and other current liabilities	(53)	(111)
		$2,612	$5,746

The Company had a current liability representing cash collateral owed to a margin account for derivative positions primarily related to coal derivatives of $2.1 million and $4.4 million at September 30, 2020 and December 31, 2019, respectively. These amounts are not included with the derivatives presented in the table above and are included in “accrued expenses and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2020	2019	2020	2019
Coal sales	(1)	$(25)	$225	$(569)	$2,963
Coal purchases	(2)	25	(34)	471	—
Totals		$—	$191	$(98)	$2,963

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized
		2020	2019
Coal trading — realized and unrealized	(3)	$1	$(127)
Coal risk management — unrealized	(3)	(2,650)	(1,417)
Natural gas trading— realized and unrealized	(3)	—	14
Change in fair value of coal derivatives and coal trading activities, net total		$(2,649)	$(1,530)

Coal risk management— realized	(4)	$2,593	$3,216
Heating oil — diesel purchases	(4)	$(184)	$(1,670)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2020	2019	2020	2019
Coal sales	(1)	$574	$9,472	$(1,471)	$5,750
Coal purchases	(2)	(570)	(940)	1,177	(686)
Totals		$4	$8,532	$(294)	$5,064

Derivatives Not Designated as Hedging Instruments (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized
		2020	2019
Coal trading— realized and unrealized	(3)	$222	$(1,228)
Coal risk management— unrealized	(3)	(3,561)	21,145
Natural gas trading — realized and unrealized	(3)	76	(66)
Change in fair value of coal derivatives and coal trading activities, net total		$(3,263)	$19,851

Coal risk management — realized	(4)	$6,950	$(2,076)
Heating oil — diesel purchases	(4)	$(889)	$(2,402)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

No ineffectiveness or amounts excluded from effectiveness testing relating to the Company’s cash flow hedging relationships were recognized in the results of operations in the three and nine month periods ended September 30, 2020 and 2019.

Based on fair values at September 30, 2020, amounts on derivative contracts designated as hedge instruments in cash flow hedges to be reclassified from other comprehensive income into earnings during the next 12 months are gains of approximately $0.1 million.

13. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Payroll and employee benefits	$44,348	$50,929
Taxes other than income taxes	60,953	69,061
Interest	799	133
Workers’ compensation	15,282	16,119
Asset retirement obligations	9,827	10,366
Other	9,812	10,559
	$141,021	$157,167

14. Debt and Financing Arrangements

	September 30,	December 31,
	2020	2019

	(In thousands)
Term loan due 2024 ($289.5 million face value)	$288,730	$290,825
Tax Exempt Bonds	53,090	—
Other	59,359	25,007
Debt issuance costs	(6,914)	(5,013)
	394,265	310,819
Less: current maturities of debt	25,987	20,753
Long-term debt	$368,278	$290,066

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

The Company has the right to prepay the Term Loan at any time, and from time to time, in whole or in part without premium or penalty, upon written notice, except that any prepayment of the Term Loan that bear interest at the LIBOR Rate other than at the end of the applicable interest periods therefore shall be made with reimbursement for any funding losses and redeployment costs of the Lenders resulting therefrom.

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

Accounts Receivable Securitization Facility

On September 30, 2020, the Company amended and extended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility reduces the size of the facility from $160 million to $110 million of borrowing capacity and extended the maturity date to September 29, 2023. Additionally, the amendment eliminated the provision that accelerated maturity upon liquidity falling below a specified level. Pursuant to the Extended Securitization Facility, Arch Receivable also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility.

Under the Extended Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2020, letters of credit totaling $50.0 million were outstanding under the facility with $34.5 million available for borrowings.

Inventory-Based Revolving Credit Facility

On September 30, 2020, the Company and certain of its subsidiaries amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Resources’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The amendment of the Inventory Facility extended the maturity of the facility to September 29, 2023; eliminated the provision that accelerated maturity upon liquidity falling below a specified level; and reduced the minimum liquidity requirement from $175 million to $100 million. Additionally, the amendment includes provisions that reduce the advance rates for coal inventory and parts and supplies, depending on Liquidity.

Revolving loan borrowings under the Inventory Facility bear interest at a per annum rate equal to, at the option of Arch Resources, either the base rate or the London interbank offered rate plus, in each case, a margin ranging from 2.50% to 3.50% (in the case of LIBOR loans) and 1.00% to 1.50% (in the case of base rate loans) determined using a Liquidity-based grid. Letters of credit under the Inventory Facility are subject to a fee in an amount equal to the applicable margin for LIBOR loans, plus customary fronting and issuance fees.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of September 30, 2020, letters of credit totaling $29.2 million were outstanding under the facility with $14.8 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). The proceeds of the Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, 2020 between the Issuer and Arch. The Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidence by a Note from the Company to the Trustee. The proceeds of the Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Bonds.

The Bonds will bear interest payable each January 1 and July 1, commencing January 1, 2021, at an interest rate of 5% and have a final maturity of July 1, 2045; however, the Bonds are subject to mandatory tender on July 1, 2025 at a purchase price equal to 100% of the principal amount of the Bonds, plus accrued interest to July 1, 2025.

The Bonds are subject to redemption (i) in whole or in part at any time on or after January 1, 2025 at the option of the Issuer, upon the Company’s direction at a redemption price of par, plus interest accrued to the redemption date; and (ii) at par plus interest accrued to the redemption date from certain excess Bond proceeds as further described in the Indenture.

The Company’s obligations under the Loan Agreement are (i) except as otherwise described below, secured by first priority liens on and security interests in substantially all of the Company’s and Subsidiary Guarantors’ real property and other assets, subject to certain customary exceptions and permitted liens, and in any event excluding our accounts receivable and inventory; and (ii) jointly and severally guaranteed by the Subsidiary Guarantors, subject to customary exceptions.

The collateral securing the Company’s obligations under the Loan Agreement is substantially the same as the collateral securing the obligations under the Term Loan Debt Facility other than with respect to variances in certain real property collateral. The real property securing the Company’s obligations under the Loan Agreement includes a subset of the real property collateral securing the obligations under the Term Loan Debt Facility and includes only mortgages on substantially all of the Company’s revenue generating metallurgical coal real property and assets, including its mining complexes at Leer, Leer South, Mountain Laurel and Beckley in West Virginia. The Company is required to provide additional mortgages in the future to secure its obligations under the Loan Agreement due to the joint venture with Peabody not consummating.

The Loan Agreement contains certain affirmative covenants and representations, including but not limited to: (i) maintenance of a rating on the Bonds; (ii) maintenance of proper books of records and accounts; (iii) agreement to add additional guarantors to guarantee our obligations under the Loan Agreement in certain circumstances; (iv) procurement of customary insurance; and (v) preservation of legal existence and certain rights, franchises, licenses and permits. The Loan Agreement also contains certain customary negative covenants, which, among other things, and subject to certain exceptions, include restrictions on (i) release of collateral securing our obligations under the Loan Agreement; (ii) mergers and consolidations and disposition of assets, and (iii) restrictions on actions that may jeopardize the tax-exempt status of the Bonds.

The Loan Agreement contains customary events of default, subject to customary thresholds and exceptions, including, among other things, (i) nonpayment of principal, purchase price, interest and other fees (subject to certain cure periods), (ii) bankruptcy or insolvency proceedings relating to us; (iii) material inaccuracy of a representation or warranty at the time made, (iv) cross-events of default to indebtedness of at least $50 million, (v) cross defaults to the Indenture, the guaranty related to the Bonds or any related security documents.

As of September 30, 2020, Arch has received $38.1 million of the total bonds issues. The remaining $13.9 is held in trust and is recorded on the balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made over the next several quarters.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of September 30, 2020:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at September 30, 2020 is a liability of $4.5 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.6 million and $1.5 million of losses during the three and nine months ended September 30, 2020, respectively, related to settlements of the interest rate swaps which was recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

15. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Income tax provision at statutory rate	$(40,128)	$22,494	$(55,922)	$51,000
Percentage depletion allowance	2,242	(6,347)	(3,358)	(14,111)
State taxes, net of effect of federal taxes	(2,695)	1,825	(4,197)	3,668
Change in valuation allowance	40,734	(19,120)	61,115	(42,925)
Current expense associated with uncertain tax positions	226	1,495	3,327	2,932
AMT sequestration refund	—	—	(1,171)	—
Other, net	—	—	—	(56)
Provision for (benefit from) income taxes	$379	$347	$(206)	$508

During the second quarter of 2020, the Company received a $37.4 million refund from the Internal Revenue Service consisting of all the remaining refundable alternative minimum tax (AMT) credits and related interest. A FIN48 reserve has been established for $13.3 million, which represents 40% of the portion of the refund that is subject to audit risk.

16. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include U.S. government agency securities, coal commodity contracts and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.

●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable. Changes in the unobservable inputs would not have a significant impact on the reported Level 3 fair values at September 30, 2020.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2020
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$63,128	$15,306	$47,822	$—
Derivatives	2,665	2,560	105	—
Total assets	$65,793	$17,866	$47,927	$—
Liabilities:
Derivatives	$4,545	$—	$4,545	$—

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

The following table summarizes the change in the fair values of financial instruments categorized as Level 3.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(In thousands)
Balance, beginning of period	$33	$61
Realized and unrealized losses recognized in earnings, net	(33)	(1,158)
Purchases	—	1,235
Issuances	—	(138)
Settlements	—	—
Ending balance	$—	$—

Net unrealized losses of $0.0 million and $0.2 million were recognized in the Condensed Consolidated Statement of Operations within Other operating income, net during the three and nine months ended September 30, 2020, respectively, related to Level 3 financial instruments held on September 30, 2020.

Fair Value of Long-Term Debt

At September 30, 2020 and December 31, 2019, the fair value of the Company’s debt, including amounts classified as current, was $356.7 million and $308.0 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

17. Earnings per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three and nine month periods ending September 30, 2020 were 178,333 shares and 169,555 shares, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,147	15,736	15,144	16,591
Effect of dilutive securities	—	1,116	—	1,153
Diluted weighted average shares outstanding	15,147	16,852	15,144	17,744

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations:

18. Workers Compensation Expense

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

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,892	$1,670	$5,674	$5,008
Interest cost(1)	1,398	1,354	4,196	4,062
Net amortization(1)	297	—	892	—
Total occupational disease	$3,587	$3,024	$10,762	$9,070
Traumatic injury claims and assessments	2,030	2,088	6,312	6,642
Total workers’ compensation expense	$5,617	$5,112	$17,074	$15,712
(1)In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”

19. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Interest cost(1)	$1,255	$1,922	$4,342	$6,439
Expected return on plan assets(1)	(2,022)	(2,699)	(6,333)	(8,146)
Pension settlement(1)	(437)	(197)	(567)	(626)
Amortization of prior service costs (credits) (1)	(27)	4	(83)	4
Net benefit credit	$(1,231)	$(970)	$(2,641)	$(2,329)

The following table details the components of other postretirement benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Service cost	$104	$120	$316	$360
Interest cost(1)	543	876	1,849	2,629
Amortization of other actuarial losses (gains)(1)	(160)	(2,236)	(1,219)	(2,236)
Net benefit cost (credit)	$487	$(1,240)	$946	$753
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
(1)

20. Commitments and Contingencies

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

21. Segment Information

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

Operating segment results for the three and nine months ended September 30, 2020 and 2019, are presented below. The Corporate, Other and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

				Corporate,
			Other	Other and
(In thousands)	PRB	MET	Thermal	Eliminations	Consolidated
Three Months Ended September 30, 2020
Revenues	$180,850	$168,054	$32,449	$908	$382,261
Adjusted EBITDA	34,486	12,407	(2,870)	(26,597)	17,426
Depreciation, depletion and amortization	5,847	24,221	2,303	259	32,630
Accretion on asset retirement obligation	3,495	486	347	619	4,947
Total assets	189,942	759,202	26,766	677,427	1,653,337
Capital expenditures	26	57,424	542	(892)	57,100

Three Months Ended September 30, 2019
Revenues	$269,968	$254,493	$94,052	$954	$619,467
Adjusted EBITDA	50,153	70,814	16,659	(31,005)	106,621
Depreciation, depletion and amortization	5,956	19,962	3,852	479	30,249
Accretion on asset retirement obligation	3,135	531	603	868	5,137
Total assets	236,656	609,378	148,994	939,572	1,934,600
Capital expenditures	5,402	36,475	6,837	738	49,452

Nine Months Ended September 30, 2020
Revenues	$492,406	$489,660	$105,481	$19,467	$1,107,014
Adjusted EBITDA	28,542	76,037	(8,942)	(76,028)	19,609
Depreciation, depletion and amortization	16,337	69,028	6,973	1,767	94,105
Accretion on asset retirement obligation	10,484	1,458	1,042	1,955	14,939
Total assets	189,942	759,202	26,766	677,427	1,653,337
Capital expenditures	4,268	193,586	5,113	2,694	205,661

Nine Months Ended September 30, 2019
Revenues	$692,845	$769,000	$278,235	$4,792	$1,744,872
Adjusted EBITDA	85,433	264,284	33,699	(63,977)	319,439
Depreciation, depletion and amortization	15,702	53,687	10,976	1,757	82,122
Accretion on asset retirement obligation	9,406	1,592	1,810	2,603	15,411
Total assets	236,656	609,378	148,994	939,572	1,934,600
Capital expenditures	19,026	98,849	16,299	3,222	137,396

A reconciliation of net income (loss) to adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$(191,467)	$106,769	$(266,090)	$242,350
Provision for (benefit from) income taxes	379	347	(206)	508
Interest expense, net	2,530	340	6,389	4,916
Depreciation, depletion and amortization	32,630	30,249	94,105	82,122
Accretion on asset retirement obligations	4,947	5,137	14,939	15,411
Costs related to proposed joint venture with Peabody Energy	4,423	3,754	15,938	6,772
Asset impairment	163,088	—	163,088	—
Severance costs related to voluntary separation plan	18	—	13,283	—
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)	—
(Gain) loss on divestitures	—	—	(1,369)	4,304
Preference Rights Lease Application settlement income	—	(39,000)	—	(39,000)
Non-service related pension and postretirement benefit costs	878	(975)	3,076	2,127
Reorganization items, net	—	—	(26)	(71)
Adjusted EBITDA	$17,426	$106,621	$19,609	$319,439

22. Revenue Recognition

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

				Corporate,
			Other	Other and
	PRB	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2020
North America revenues	$180,097	$47,197	$28,176	$908	$256,378
Seaborne revenues	753	120,857	4,273	—	125,883

Total revenues	$180,850	$168,054	$32,449	$908	$382,261

Three Months Ended September 30, 2019
North America revenues	$269,968	$63,755	$47,571	$954	$382,248
Seaborne revenues	—	190,738	46,481	—	237,219

Total revenues	$269,968	$254,493	$94,052	$954	$619,467

Nine Months Ended September 30, 2020
North America revenues	$491,471	$117,058	$87,909	$19,467	$715,905
Seaborne revenues	935	372,602	17,572	—	391,109

Total revenues	$492,406	$489,660	$105,481	$19,467	$1,107,014

Nine Months Ended September 30, 2019
North America revenues	$692,845	$163,317	$141,985	$4,792	$1,002,939
Seaborne revenues	—	605,683	136,250	—	741,933

Total revenues	$692,845	$769,000	$278,235	$4,792	$1,744,872

As of September 30, 2020, the Company has outstanding performance obligations for the remainder of 2020 of 16.5 million tons of fixed price contracts and 1.0 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2020 of approximately 83.6 million tons of fixed price contracts and 5.0 million tons of variable price contracts.

23. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than one year to approximately seven years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the ROU assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

Information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019

Operating lease information:	(In thousands)
Operating lease cost	$846	$1,071
Operating cash flows from operating leases	860	1,078
Weighted average remaining lease term in years	6.20	6.19
Weighted average discount rate	5.5%	5.5%

Financing lease information:
Financing lease cost	$393	$—
Operating cash flows from financing leases	303	—
Weighted average remaining lease term in years	4.50	—
Weighted average discount rate	6.4%	—%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2020	$823	$303
2021	3,367	1,210
2022	3,317	1,210
2023	3,285	1,210
2024	3,200	1,210
Thereafter	7,798	2,111
Total minimum lease payments	$21,790	$7,254
Less imputed interest	(3,485)	(1,173)

Total lease liabilities	$18,305	$6,081

As reflected on balance sheet:
Accrued expenses and other current liabilities	$2,427	$847
Other noncurrent liabilities	15,878	5,234

Total lease liability	$18,305	$6,081

At September 30, 2020, the Company had an $17.6 million ROU operating lease asset and a $5.9 million finance lease asset recorded within “Other noncurrent assets” on the Condensed Consolidated Balance Sheet.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the COVID-19 pandemic, including its adverse effects on businesses, economies, and financial markets worldwide; from changes in the demand for our coal by the domestic electric generation and steel industries; from our ability to access the capital markets on acceptable terms and conditions; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves; from operational, geological, permit, labor and weather-related factors; from the Tax Cuts and Jobs Act and other tax reforms; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations, which could impact, among other things, our ability to pay dividends or repurchase shares in accordance with our announced capital allocation plan; from our ability to successfully integrate the operations that we acquire; from the impacts related to the termination of the proposed joint venture transaction with Peabody Energy Corporation; from our ability to generate significant revenue to make payments required by, and to comply with restrictions related to, our tax-exempt bonds; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Form 10-Q filings.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global level pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We have instituted many policies and procedures, in alignment with CDC guidelines and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We plan to keep these policies and procedures in place and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations and continue our Leer South development. Our customers have reacted, and continue to react, in various ways and to varying degrees to declining demand for their products. We have received force majeure letters from certain of our customers, primarily related to our thermal segments. During the current quarter, we concluded commercial negotiations with certain customers deferring over three million tons of Powder River Basin contractual obligations from 2020 to future periods in exchange for over eight million tons of additional commitments in future periods. Less than 0.2 million tons of domestic coking coal contracted for 2020 have been deferred to 2021. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the third quarter of 2020 were impacted by continued weakness in metallurgical and thermal coal markets. Initial responses to the COVID-19 outbreak precipitated demand destruction that further weakened already depressed thermal and metallurgical coal markets. During the current quarter many of the initial responses to the COVID-19 outbreak were mitigated in certain areas of the national and global economy, stemming further decline in demand by the middle of the quarter.

The industrial shutdowns, particularly in the automotive sector, that drove significant reductions in steel demand and the idling of multiple blast furnaces globally, began to reverse in the third quarter, leading to increasing steel demand and the restarting of many idled blast furnaces. In particular, domestic auto production returned to pre-shutdown levels in July. The return of industrial production to pre-pandemic levels has been, and will continue to be uneven; for example, oil and gas drilling activity remains significantly depressed. The return of industrial production to pre-COVID-19 levels is also likely to be lengthy and subject to possible setbacks should COVID-19 become resurgent. Demand for steel making raw materials, like coking coal, are at the end of the supply chain and saw a lag in improved demand from the ramp up of industrial production. By the end of the quarter, international prompt and forward coking coal pricing had improved from lows experienced in the current quarter. On the supply side, further high cost coking coal mine idlings were announced in North America and the overall production volume removed from the market this year is significant. We believe that the cash cost of a significant portion of global seaborne coking coal production, including much of North American coking coal production, exceeds current prompt pricing. To date, due to our low cost structure, we have avoided idling any of our coking coal operations. Longer term, we believe continued limited global capital investment in new coking coal production capacity, economic pressure on higher cost production sources, and production responses to the virus outbreak will provide support to coking coal markets as demand continues to return to the steel production supply chain.

Demand for domestic thermal coal improved in the current quarter from lows in the first half of the year due to the anticipated summer cooling season demand, favorable weather during this cooling season, and increased natural gas prices. However, demand levels remain significantly below those in the prior year due to COVID-19 related commercial and industrial demand declines and the continued increase in renewable generation sources, particularly wind. Natural gas pricing recovered from historically low levels during the current quarter, and coal fired generation, particularly Powder River Basin fired generation, was competitive in many regions of the country during the peak cooling season. Production levels of natural gas were below the prior year’s levels, but storage levels remain significantly above this time last year. Additionally, generator coal stockpiles declined during the current quarter, but remain significantly above historical averages based on days of burn. International thermal coal market pricing remained at levels that are uneconomic for all of our thermal operations. Similar to metallurgical markets discussed above, actions taken to combat the spread of COVID-19 across many regions of the national and global economy continue to negatively impact thermal coal demand and supply. As a result, we expect domestic and global thermal markets to remain challenged.

On September 29, 2020 the U.S. District Court ruled against our proposal with Peabody to form a joint venture that would have combined our Powder River Basin and Colorado mining operations with Peabody’s. Following the ruling, we announced the termination of our joint venture efforts due to the significant investment of time, resources and funds that would be required to conduct an appeal. In light of the unfavorable ruling and decision to terminate efforts on the joint venture, we will pursue other strategic alternatives for our thermal assets. These alternatives include, among other things, potential divestiture. We will concurrently evaluate opportunities to shrink our operational footprint at those mines, reduce their asset retirement obligations, and establish self-funding mechanisms to address those long-term liabilities. Operationally we will maintain our focus on aligning our thermal production rates with declining domestic thermal coal demand, adjusting our thermal operating plans in order to minimize future cash requirements, and streamlining our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended September 30, 2020 and 2019

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	(Decrease) / Increase

	(In thousands)
Coal sales	$382,261	$619,467	$(237,206)
Tons sold	17,128	26,257	(9,129)

On a consolidated basis, coal sales in the third quarter of 2020 were approximately $237.2 million or 38.3% less than in the third quarter of 2019, while tons sold decreased approximately 9.1 million tons or 34.8%. Coal sales from Metallurgical operations decreased approximately $86.4 million due to decreased pricing and volume. Powder River Basin coal sales decreased approximately $89.1 million due to decreased volume, and Other Thermal coal sales decreased approximately $61.6 million due to decreased volume and pricing. In the prior year quarter, our Coal-Mac operation in our Other Thermal Segment, which was sold in December 2019, provided approximately $30.8 million in coal sales and 0.6 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$345,539	$491,004	$145,465
Depreciation, depletion and amortization	32,630	30,249	(2,381)
Accretion on asset retirement obligations	4,947	5,137	190
Change in fair value of coal derivatives and coal trading activities, net	2,649	1,530	(1,119)
Selling, general and administrative expenses	21,541	24,566	3,025
Costs related to proposed joint venture with Peabody Energy	4,423	3,754	(669)
Asset impairment	163,088	—	(163,088)
Severance costs related to voluntary separation plan	18	—	(18)
Preference Rights Lease Application settlement income	—	(39,000)	(39,000)
Other operating income, net	(4,894)	(4,254)	640
Total costs, expenses and other	$569,941	$512,986	$(56,955)

Cost of sales. Our cost of sales for the third quarter of 2020 decreased approximately $145.5 million or 29.6% versus the third quarter of 2019. In the prior year quarter, our Coal-Mac operation, which was sold in December 2019, accounted for approximately $30.8 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $59.5 million, including approximately $12.8 million in reduced diesel fuel costs, reduced transportation costs of approximately $25.0 million, reduced operating taxes and royalties of approximately $27.0 million, and reduced compensation costs of approximately $6.9 million. These cost decreases were partially offset by a larger decrease in coal inventory value versus the prior year quarter of approximately $3.7 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the third quarter of 2020 versus the third quarter of 2019 is primarily due to increased depreciation of plant and equipment and amortization of development in our Metallurgical segment.

Change in fair value of coal derivatives and coal trading activities, net. The cost in both the third quarter of 2020 and 2019 is primarily related to mark-to-market losses on coal derivatives that we had entered into to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the third quarter of 2020 decreased versus the third quarter of 2019 due primarily to decreased compensation costs of approximately $3.7 million, which includes the impact of reduced headcount from our voluntary separation program recognized in the first quarter of 2020, partially offset by increased contractor services of approximately $0.9 million.

Costs related to proposed joint venture with Peabody Energy. On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that would have combined the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. On September 29, 2020 the U.S. District Court for the Eastern District of Missouri ruled against the proposed joint venture, and we announced the termination of our joint venture efforts due to the significant investment of time, resources and investment that would be required to conduct an appeal. For further information on our proposed joint venture with Peabody Energy, see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Asset Impairment. In the third quarter of 2020 we determined that we had indicators of impairment related to three of our thermal operations, Coal Creek, West Elk, and Viper. Additionally, we determined that we had indicators of impairment related to our equity investment in Knight Hawk Holdings LLC. Our analyses of future expected cash flows from these assets indicated full impairment of our listed thermal operations and partial impairment of our equity investment in Knight Hawk Holdings LLC. For further information on our Asset Impairment costs, see Note 8, “Asset Impairment” to the Condensed Consolidated Financial Statements.

Preference Rights Lease Application (PRLA) settlement income.  Our PRLA settlement income in the third quarter of 2019 relates to a settlement with the United States Department of Interior over a long-standing dispute on the valuation and disposition of PRLAs that we controlled in northwestern New Mexico. For further information on our PRLA settlement income see Note 7, “Preference Rights Lease Application Settlement Income” to the Condensed Consolidated Financial Statements.

Other operating income, net. The increase in other operating income, net in the third quarter of 2020 versus the third quarter of 2019 consists primarily of the favorable impact of mark-to-market movement on heating oil derivatives of approximately $1.5 million and increased income from equity investments of approximately $0.9 million, partially offset by the unfavorable impact of certain coal derivative settlements of approximately $0.6 million and reduced transloading income of approximately $1.0 million.

Nonoperating (expenses) income. The following table summarizes our nonoperating (expenses) income during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(878)	$975	$(1,853)

Non-service related pension and postretirement benefit costs. The cost in non-service related pension and postretirement benefit costs in the third quarter of 2020 versus the benefit in the third quarter of 2019 is primarily due to increased postretirement benefit gain amortization in the third quarter of 2019.

Provision for income taxes. The following table summarizes our provision for income taxes during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$379	$347	$(32)

See Note 15, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Nine Months Ended September 30, 2020 and 2019

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	(Decrease) / Increase

	(In thousands)
Coal sales	$1,107,014	$1,744,872	$(637,858)
Tons sold	47,367	67,958	(20,591)

On a consolidated basis, coal sales in the first nine months of 2020 were approximately $637.9 million or 36.6% less than in the first nine months of 2019, while tons sold decreased approximately 20.6 million tons or 30.3%. Coal sales from Metallurgical operations decreased approximately $279.3 million due to decreased volume and pricing. Powder River Basin coal sales decreased approximately $200.4 million due to decreased volume, and Other Thermal coal sales decreased approximately $172.8 million due to decreased volume and pricing. In the prior year period, our Coal-Mac operation in our Other Thermal Segment, which was sold in December 2019, provided approximately $85.8 million in coal sales and 1.6 million tons sold. See discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,036,886	$1,380,563	$343,677
Depreciation, depletion and amortization	94,105	82,122	(11,983)
Accretion on asset retirement obligations	14,939	15,411	472
Change in fair value of coal derivatives and coal trading activities, net	3,263	(19,851)	(23,114)
Selling, general and administrative expenses	64,024	73,864	9,840
Costs related to proposed joint venture with Peabody Energy	15,938	6,772	(9,166)
Asset impairment	163,088	—	(163,088)
Severance costs related to voluntary separation plan	13,283	—	(13,283)
Gain on property insurance recovery related to Mountain Laurel longwall	(23,518)	—	23,518
(Gain) loss on divestitures	(1,369)	4,304	5,673
Preference Rights Lease Application settlement income	—	(39,000)	(39,000)
Other operating income, net	(16,768)	(9,143)	7,625
Total costs, expenses and other	$1,363,871	$1,495,042	$131,171

Cost of sales. Our cost of sales for the first nine months of 2020 decreased approximately $343.7 million or 24.9% versus the first nine months of 2019. In the prior year period, our Coal-Mac operation, which was sold in December 2019, accounted for approximately $85.3 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $139.3 million, including approximately $28.0 million in reduced diesel fuel costs, reduced transportation costs of approximately $67.9 million, reduced operating taxes and royalties of approximately $62.1 million, and reduced compensation costs of approximately $15.0 million. These cost decreases were partially offset by a smaller increase in coal inventory value versus the prior year period of approximately $16.8 million, and increased purchased coal cost of approximately $14.5 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The increase in depreciation, depletion, and amortization in the first nine months of 2020 versus the first nine months of 2019 is primarily due to increased depreciation of plant and equipment, amortization of development, and depletion in our Metallurgical segment.

Change in fair value of coal derivatives and coal trading activities, net. The significant benefit in the first nine months of 2019 is primarily related to mark-to-market gains on coal derivatives that we had entered to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first nine months of 2020 decreased versus the first nine months of 2019 due primarily to decreased compensation costs of approximately $10.2 million, which includes the impact of reduced headcount from our voluntary separation program recognized in the first quarter of 2020.

Costs related to proposed joint venture with Peabody Energy. On June 18, 2019, we entered into a definitive implementation agreement (the “Implementation Agreement”) with Peabody, to establish a joint venture that would have combined the companies’ Powder River Basin and Colorado mining operations. All costs associated with execution of the Implementation Agreement are reflected herein. On September 29, 2020 the U.S. District Court for the Eastern District of Missouri ruled against the proposed joint venture, and we announced the termination of our joint venture efforts due to the significant investment of time, resources and investment that would be required to conduct an appeal. For further information on our proposed joint venture with Peabody Energy, see Note 3, “Joint Venture with Peabody Energy” to the Condensed Consolidated Financial Statements.

Asset Impairment. In the third quarter of 2020 we determined that we had indicators of impairment related to three of our thermal operations, Coal Creek, West Elk, and Viper. Additionally, we determined we had indicators of impairment related to our equity investment in Knight Hawk Holdings LLC. Our analyses of future expected cash flows from these assets indicted full impairment of our listed thermal operations and partial impairment of our equity investment in Knight Hawk Holdings LLC. For further information on our Asset Impairment costs, see Note 8, “Asset Impairment” to the Condensed Consolidated Financial Statements.

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

Other operating income, net. The increase in other operating income, net in the first nine months of 2020 versus the first nine months of 2019 consists primarily of the favorable impact of certain coal derivative settlements of approximately $9.0 million, increased outlease royalty income of 1.6 million, and increased income from equity investments of approximately $1.7 million, partially offset by reduced transloading income of approximately $2.5 million and a gain on sale of certain right of way rights in the prior year period of approximately $2.3 million.

Nonoperating (expenses) income. The following table summarizes our nonoperating (expense) income during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit (costs) credits	$(3,076)	$(2,127)	$(949)
Reorganization items, net	26	71	(45)
Total nonoperating (expenses) income	$(3,050)	$(2,056)	$(994)

Non-service related pension and postretirement benefit costs. The increase in non-service related pension and postretirement benefit costs in the first nine months of 2020 versus the first nine months of 2019 is primarily due to increased postretirement benefit gain amortization in the first nine months of 2019.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$(206)	$508	$714

See Note 15, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2020 and 2019

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

The following table shows results by operating segment for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
Powder River Basin
Tons sold (in thousands)	14,309	22,156	(7,847)	39,078	56,445	(17,367)
Coal sales per ton sold	$12.41	$12.02	$0.39	$12.36	$12.09	$0.27
Cash cost per ton sold	$10.03	$9.77	$(0.26)	$11.69	$10.60	$(1.09)
Cash margin per ton sold	$2.38	$2.25	$0.13	$0.67	$1.49	$(0.82)
Adjusted EBITDA (in thousands)	$34,486	$50,153	$(15,667)	$28,542	$85,433	$(56,891)
Metallurgical
Tons sold (in thousands)	1,971	2,084	(113)	5,225	5,769	(544)
Coal sales per ton sold	$67.04	$98.89	$(31.85)	$74.83	$110.47	$(35.64)
Cash cost per ton sold	$60.78	$64.89	$4.11	$60.31	$64.70	$4.39
Cash margin per ton sold	$6.26	$34.00	$(27.74)	$14.52	$45.77	$(31.25)
Adjusted EBITDA (in thousands)	$12,407	$70,814	$(58,407)	$76,037	$264,284	$(188,247)
Other Thermal
Tons sold (in thousands)	822	1,986	(1,164)	2,571	5,589	(3,018)
Coal sales per ton sold	$32.06	$39.52	$(7.46)	$31.83	$39.09	$(7.26)
Cash cost per ton sold	$35.02	$31.16	$(3.86)	$35.61	$33.24	$(2.37)
Cash margin per ton sold	$(2.96)	$8.36	$(11.32)	$(3.78)	$5.85	$(9.63)
Adjusted EBITDA (in thousands)	$(2,870)	$16,659	$(19,529)	$(8,942)	$33,699	$(42,641)

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Powder River Basin — Adjusted EBITDA for the three and nine months ended September 30, 2020 decreased versus the three and nine months ended September 30, 2019, due to decreased volume versus the prior year periods. Pricing increased, and cash cost per ton sold increased, particularly in the nine month period, driven by the decrease in volume and the reimposition of a higher Federal Black Lung Excise Tax rate. Pricing in the current periods benefitted from our ability to recoup the reimposition of the higher Federal Black Lung Excise Tax rate under certain of our term supply contracts. The volume decline was primarily due to competitive natural gas pricing, and the continued growth of renewable generation sources, particularly wind. Natural gas pricing reached historical lows during the current year periods, but pricing of the competing fuel was volatile in the current year three month period even exceeding prior year prices at times. Natural gas production levels fell below prior year levels, but natural gas storage levels remained above prior year levels and these opposing market forces led to pricing volatility. The continued buildout of subsidized renewable generation sources, particularly wind, significantly increased the market share of renewable generation in the current year periods. During the current year periods, we also experienced reduced electric generation related to demand destruction due to restrictive responses taken to combat the spread of COVID-19. During the current year three month period, generator stockpiles of thermal coal declined from historical highs seen earlier in the current year, but remain above historical averages in terms of days of burn. Our Powder River Basin shipment volumes will continue to be pressured as natural gas prices remain competitive, subsidized renewable generation continues to grow, and thermal coal stockpiles remain elevated. Additionally, we are at risk of further demand destruction should a resurgence of COVID-19 lead to the imposition of economically damaging responses to control the spread of the virus.

In 2019 the Federal Black Lung Excise Tax rate reverted to the pre-1986 rates. For 2020, Congress reimposed the higher 1986 to 2018 rates of $0.55 per ton sold or 4.4% of gross selling price on all domestic sales. For 2019, the Federal Black Lung Excise Tax rate for surface mines was $0.25 per ton or 2% of gross selling price on all domestic sales.

Metallurgical — Adjusted EBITDA for the three and nine months ended September 30, 2020 decreased from the three and nine months ended September 30, 2019 due to the decline in coking coal pricing and shipment volume discussed in the “Overview” section above, partially offset by decreased cash cost per ton sold. The cost decrease was driven by an increase in the percentage of segment tons sold from our low cost Leer mine in the current year periods. Additionally, operating tax and royalty costs declined in the current year periods due to lower pricing and a severance tax credit. Actions taken to combat the spread of COVID-19 continued to significantly impact our metallurgical segment in the third quarter of 2020. In particular, the initial industrial shutdowns and subsequent uneven recovery discussed in the “Overview” section above continued to have a negative impact on the entire steel making supply chain. These impacts include a significant decline in coking coal pricing and deferral of some shipments out of the current year.

Our Metallurgical segment sold 1.7 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended September 30, 2020, compared to 1.9 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2019. For the nine months ended September 30, 2020, our Metallurgical segment sold 4.5 million tons of coking coal and 0.7 million tons of associated thermal coal compared to 5.0 million tons of coking coal and 0.8 million tons of associated thermal coal in the nine months ended September 30, 2019. Longwall operations accounted for approximately 60% of our shipment volume in both the three and nine months ended September 30, 2020, respectively, compared to approximately 78% and 72% of our shipment volume in the three and nine months ended September 30, 2019, respectively.

Other Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2020 decreased versus the three and nine months ended September 30, 2019 due to reduced sales volume, decreased pricing, and increased cash cost per ton sold. All of these metrics are impacted by the inclusion of our former Coal-Mac operation, which was sold in December 2019. Coal-Mac provided approximately 0.6 and 1.6 million tons sold in the three and nine months ended September 30, 2019, respectively. Tons sold from ongoing operations declined approximately 0.6 million tons in the three months ended September 30, 2020 and 1.4 million tons in the nine months ended September 30, 2020 as competitive natural gas pricing, increased renewable generation, and uneconomic international pricing impacted volume. In addition, in late March of the current year we temporarily idled our Viper mine due to nonperformance of the mine’s primary customer. The customer restarted deliveries in early May, and we reopened the mine at approximately the same time. We are at risk of further demand destruction should a resurgence of COVID-19 lead to the imposition of economically damaging responses to control the spread of the virus.

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

	Powder River		Other	Idle and
Three Months Ended September 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$180,850	$168,054	$32,449	$908	$382,261
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(29)	(2,552)	—	(2,581)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	903	903
Transportation costs	3,341	35,951	8,655	5	47,952
Non-GAAP Segment coal sales revenues	$177,509	$132,132	$26,346	$—	$335,987
Tons sold	14,309	1,971	822
Coal sales per ton sold	$12.41	$67.04	$32.06

	Powder River		Other	Idle and
Three Months Ended September 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$269,968	$254,493	$94,052	$954	$619,467
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(506)	(4,533)	—	(5,039)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	954	954
Transportation costs	3,581	48,925	20,080	—	72,586
Non-GAAP Segment coal sales revenues	$266,387	$206,074	$78,505	—	$550,966
Tons sold	22,156	2,084	1,986
Coal sales per ton sold	$12.02	$98.89	$39.52

	Powder River		Other	Idle and
Nine Months Ended September 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$492,406	$489,660	$105,481	$19,467	$1,107,014
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(548)	(6,366)	—	(6,914)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	19,395	19,395
Transportation costs	9,402	99,188	30,016	72	138,678
Non-GAAP Segment coal sales revenues	$483,004	$391,020	$81,831	$—	$955,855
Tons sold	39,078	5,225	2,571
Coal sales per ton sold	$12.36	$74.83	$31.83

	Powder River		Other	Idle and
Nine Months Ended September 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$692,845	$769,000	$278,235	$4,792	$1,744,872
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	(506)	(3,524)	—	(4,030)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	—	4,792	4,792
Transportation costs	10,511	132,187	63,302	—	206,000
Non-GAAP Segment coal sales revenues	$682,334	$637,319	$218,457	—	$1,538,110
Tons sold	56,445	5,769	5,589
Coal sales per ton sold	$12.09	$110.47	$39.09

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

	Powder River		Other	Idle and
Three Months Ended September 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$146,610	$155,729	$37,435	$5,765	$345,539
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(278)	—	—	—	(278)
Transportation costs	3,341	35,951	8,655	5	47,952
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	4,007	4,007
Other (operating overhead, certain actuarial, etc.)	—	—	—	1,753	1,753
Non-GAAP Segment cash cost of coal sales	143,547	119,778	28,780	—	292,105
Tons sold	14,309	1,971	822
Cash Cost Per Ton Sold	$10.03	$60.78	$35.02

	Powder River		Other	Idle and
Three Months Ended September 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$218,966	$184,149	$81,976	$5,913	$491,004
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(1,057)	—	—	—	(1,057)
Transportation costs	3,581	48,925	20,080	—	72,586
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	3,871	3,871
Other (operating overhead, certain actuarial, etc.)	—	—	—	2,042	2,042
Non-GAAP Segment cash cost of coal sales	$216,442	$135,224	$61,896	$—	$413,562
Tons sold	22,156	2,084	1,986
Cash Cost Per Ton Sold	$9.77	$64.89	$31.16

	Powder River		Other	Idle and
Nine Months Ended September 30, 2020	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$464,252	$414,301	$121,585	$36,748	$1,036,886
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales	—
Diesel fuel risk management derivative settlements classified in "other income"	(1,976)	—	—	—	(1,976)
Transportation costs	9,402	99,188	30,016	72	138,678
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	30,960	30,960
Other (operating overhead, certain actuarial, etc.)	—	—	—	5,716	5,716
Non-GAAP Segment cash cost of coal sales	456,826	315,113	91,569	—	863,508
Tons sold	39,078	5,225	2,571
Cash Cost Per Ton Sold	$11.69	$60.31	$35.61

	Powder River		Other	Idle and
Nine Months Ended September 30, 2019	Basin	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$606,561	$505,479	$249,091	$19,432	$1,380,563
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	(2,307)	—	—	—	(2,307)
Transportation costs	10,511	132,187	63,302	—	206,000
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	—	12,690	12,690
Other (operating overhead, certain actuarial, etc.)	—	—	—	6,742	6,742
Non-GAAP Segment cash cost of coal sales	$598,357	$373,292	$185,789	$—	$1,157,438
Tons sold	56,445	5,769	5,589
Cash Cost Per Ton Sold	$10.60	$64.70	$33.24

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss)	$(191,467)	$106,769	$(266,090)	$242,350
Provision for (benefit from) income taxes	379	347	(206)	508
Interest expense, net	2,530	340	6,389	4,916
Depreciation, depletion and amortization	32,630	30,249	94,105	82,122
Accretion on asset retirement obligations	4,947	5,137	14,939	15,411
Costs related to proposed joint venture with Peabody Energy	4,423	3,754	15,938	6,772
Asset impairment	163,088	—	163,088	—
Severance costs related to voluntary separation plan	18	—	13,283	—
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	(23,518)	—
(Gain) loss on divestitures	—	—	(1,369)	4,304
Preference Rights Lease Application settlement income	—	(39,000)	—	(39,000)
Non-service related pension and postretirement benefit costs	878	(975)	3,076	2,127
Reorganization items, net	—	—	(26)	(71)
Adjusted EBITDA	17,426	106,621	19,609	319,439
EBITDA from idled or otherwise disposed operations	2,896	2,584	10,691	3,151
Selling, general and administrative expenses	21,541	24,566	64,024	73,864
Other	2,160	3,855	1,313	(13,038)
Segment Adjusted EBITDA from coal operations	$44,023	$137,626	$95,637	$383,416

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

Given the volatile nature of coal markets, and the significant challenges and uncertainty surrounding the COVID-19 outbreak, we believe it is increasingly important to take a prudent approach to managing our balance sheet and liquidity, as demonstrated by the suspension of our dividend and share repurchases. While we continue to prefer targeted liquidity levels of at least $400 million, with a significant portion of that being cash, it is likely that our liquidity will remain below our preferred levels while the COVID-19 outbreak and the responses thereto continue. Due to the current economic uncertainties related to COVID-19 and the related disruption in the financial markets, we may be limited in accessing capital markets or obtaining additional bank financing or the cost of accessing this financing could become more expensive. We believe our current liquidity level is sufficient to fund our business; however, given the uncertainty in the global economy and our primary markets, we believe it is prudent to explore opportunities to secure additional capital to further enhance our liquidity position as we drive forward with our Leer South development. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook, for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; other strategic opportunities; and developments in the COVID-19 outbreak and the responses thereto.

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

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loan to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the Term Loan Debt Facility, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75%, which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we extended and amended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility changed the facility size from $160 million to $110 million and extended the maturity date to September 29, 2023. Additionally, the amendment eliminated the provision that accelerated maturity of the facility upon falling below a specified level of liquidity and modified the pricing for the Extended Securitization Facility. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of Arch Resources’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions. The amendment of the Inventory Facility extended the maturity date to September 29, 2023, eliminated the provision that accelerated maturity of the facility upon falling below a specified level of liquidity, and reduced the minimum liquidity requirement from $175 million to $100 million. Additionally, the amendment includes provisions that reduce the advance rates for coal inventory and parts and supplies, depending on Liquidity. For further information regarding the Inventory Facility, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On March 4, 2020, we entered into an equipment financing arrangement accounted for as debt. We received $53.6 million in exchange for conveying an interest in certain equipment in operation at our Leer Mine and entered into a 48 month master lease arrangement for use of that equipment. Upon maturity, all interests in the equipment will revert back to us. For further information regarding this equipment financing arrangement, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). The proceeds of the Bonds are loaned to us as we make qualifying expenditures pursuant to a Loan Agreement dated as of June 1, 2020 between the Issuer and us. The Bonds are payable solely from payments to be made by us under the Loan Agreement as evidenced by a Note from us to the Trustee. The proceeds of the Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to issuance of the Bonds. As of September 30, 2020, we have received $38.1 million of the total bonds issues. The remaining $13.9 is held in trust and is recorded on our balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made over the next several quarters. For further information regarding these bonds, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the quarter ended September 30, 2020, we did not repurchase any shares of our stock. On April 23, 2020 we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 virus and the steps being taken to control the virus. During the quarter ended September 30, 2020, we did not pay any dividends on shares of our stock. The timing and amount of any future dividends or of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On September 30, 2020 we had total liquidity of approximately $265 million including $220 million in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of September 30, 2020:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$84,500	$49,990	$34,510	September 29, 2023
Inventory Facility	50,000	39,306	29,195	10,111	September 29, 2023
Total	$160,000	$123,806	$79,185	$44,621

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
(In thousands)
Cash provided by (used in):
Operating activities	$55,914	$334,053
Investing activities	(111,945)	(154,002)
Financing activities	73,585	(269,560)

Cash Flow

Cash provided by operating activities decreased in the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 mainly due to the deterioration of results from operations discussed in the “Overview” and “Operational Performance” sections above.

Cash used in investing activities decreased in the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 primarily due to an approximately $84 million increase in net proceeds from short term investments, and approximately $24 million in property insurance proceeds on our Mountain Laurel longwall claim, partially offset by increased capital expenditures of approximately $68 million. Capital spending in the first nine months of 2020 includes approximately $154 million related to our Leer South mine development.

Cash was provided by financing activities in the nine months ended September 30, 2020 compared to cash used in financing activities in the nine months ended September 30, 2019 primarily due to suspension of treasury stock purchases and dividend payments, and proceeds from the new $54 million equipment financing arrangement, and proceeds of approximately $53 million from the new tax exempt bond issuance. For further information regarding the equipment financing arrangement and tax free bonds, see Note 14, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

Our sales commitments for 2020 and 2021 were as follows as of October 22, 2020:

	2020		2021
	Tons	$ per ton	Tons	$per ton
Metallurgical	(in millions)		(in millions)
Committed, North America Priced Coking	1.6	$106.80	1.7	$90.07
Committed, North America Unpriced Coking	—		—
Committed, Seaborne Priced Coking	3.6	76.53	0.2	80.83
Committed, Seaborne Unpriced Coking	0.8		1.8

Committed, Priced Thermal	0.9	18.46	0.1	19.58
Committed, Unpriced Thermal	0.1		—

Powder River Basin
Committed, Priced	53.6	$12.35	42.8	$12.56
Committed, Unpriced	0.4		3.0

Other Thermal
Committed, Priced	3.2	$30.12	1.7	$34.28
Committed, Unpriced	0.1		—

We are also exposed to commodity price risk in our coal trading activities, which represents the potential future loss that could be caused by an adverse change in the market value of coal. Our coal trading portfolio included swap and put and call option contracts at September 30, 2020. The estimated future realization of the value of the trading portfolio is $0.2 million of losses during the remainder of 2020 and $0.3 million of gains during 2021.

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

VaR is a statistical one-tail confidence interval and down side risk estimate that relies on recent history to estimate how the value of the portfolio of positions will change if markets behave in the same way as they have in the recent past. The level of confidence is 95%. The time across which these possible value changes are being estimated is through the end of the next business day. A closed-form delta-neutral method used throughout the finance and energy sectors is employed to calculate this VaR. VaR is back tested to verify its usefulness. As of September 30, 2020, VaR was immaterial to the financial statements.

We are exposed to price risk with respect to diesel fuel purchased for use in our operations. We anticipate purchasing approximately 30 to 35 million gallons of diesel fuel for use in our operations annually. To protect our cash flows from increases in the price of diesel fuel for our operations, we use forward physical diesel purchase contracts, purchased heating oil call options and New York Mercantile Exchange (“NYMEX”) gulf coast diesel swaps and options. At September 30, 2020, we had protected the price on the majority of our expected diesel fuel purchases for the remainder of 2020 with approximately 2 million gallons of heating oil call options with an average strike price of $1.76 per gallon and 2 million gallons of NYMEX gulf coast diesel swaps at an average price of approximately $1.05 per gallon. These positions are not designated as hedges for accounting purposes, and therefore, changes in the fair value are recorded immediately to earnings.

Item 4.Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FTC Temporary Restraining Order and Preliminary Injunction Blocking Joint Venture with Peabody

On June 18, 2019, Arch Resources entered into the Implementation Agreement with Peabody to establish a joint venture that would have combined the companies’ respective Powder River Basin and Colorado mining operations.

Formation of the joint venture was subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of certain other required regulatory approvals and the absence of injunctions or other legal restraints preventing the formation of the joint venture. Formation of the joint venture did not require approval of our stockholders or Peabody’s stockholders.

On February 26, 2020, the Federal Trade Commission (“FTC”) filed an administrative complaint challenging the proposed joint venture alleging that the transaction would have eliminated competition between us and Peabody, the two major competitors in the market for thermal coal in the Southern Powder River Basin and the two largest coal-mining companies in the United States. On February 26, 2020, the FTC filed for a temporary restraining order and preliminary injunction in the U.S. District Court for the Eastern District of Missouri, to maintain the status quo pending an administrative trial on the merits.

Between July 14 and July 23, 2020, the U.S. District Court conducted an evidentiary hearing, during which both sides further presented their evidence and arguments. On September 29, 2020, the U.S. District Court upheld the FTC’s decision to block the joint venture. Subsequently, the Company and Peabody jointly terminated the joint venture.

Item 1A. Risk Factors

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and results of operations.

The coronavirus disease 2019 (“COVID-19”) pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide. The full impact of COVID-19 is unknown and rapidly evolving. Our business, financial condition, liquidity and results of operations have been, and will continue to be, adversely affected by the COVID-19 pandemic. Our profitability and the value of our coal reserves depend upon the prices we receive for our coal, which are largely dependent on prevailing market prices. Measures taken to address and limit the spread of the disease—such as stay-at-home orders, social distancing guidelines, and travel restrictions—have adversely affected the economies and financial markets of many countries, resulting in an economic downturn that has in turn negatively impacted, and may continue to negatively impact, global demand and prices for coal, as well as a widespread increase in unemployment that is expected to further reduce demand and prices for coal. These conditions may lead to extreme volatility of coal prices, severely limited liquidity and credit availability and declining valuations of assets, which may adversely affect our business, financial condition, liquidity and results of operations.

In addition, the COVID-19 pandemic, and measures taken by governments, organizations, the Company and its customers to reduce its effects could potentially impact the Company’s employees, customers and suppliers. Such disruptions may continue or increase in the future, and could adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to: coal prices; economic and market conditions; decreases in coal consumption; our ability to fund necessary capital expenditures; disruptions in the availability of mining and other industrial supplies; changes in purchasing patterns of our customers and their effects on our coal supply agreements; our reliance on key managers and employees; and our ability to access the capital markets and obtain financing and insurance upon favorable terms; among others.

The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, and the extent to which, and when, general economic and operating conditions recover. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended September 30, 2020.

As of September 30, 2020, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended September 30, 2020.

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

10.4

Credit Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.5

First Amendment to Credit Agreement dated November 19, 2018 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.5 to Arch Resources’s Annual Report on Form 10-K for the year ended 2018).

10.6

Waiver Letter Agreement and Second Amendment to Credit Agreement dated June 17, 2020 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent.

10.7

Third Amendment to Credit Agreement dated September 30, 2020, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent.

10.8

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

10.11

Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.9 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2019).

10.12

Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated September 30, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers.

10.13

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

10.15

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Resources, Inc. and certain subsidiaries of the Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.16

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

10.18

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.19

Indemnification Agreement between Arch Resources and the directors and officers of Arch Resources and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.20

Registration Rights Agreement between Arch Resources and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016)

10.21

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.22

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

10.25

Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.26

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.27

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

10.28

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.30*	Arch Resources, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.31	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2008).

10.32*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 11, 2008).

10.33*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.34*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.35*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-k filed on November 30, 2016).

10.36

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.37

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.38*

Form of Cash Retention Award Agreement for the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company (incorporated by reference to Exhibit 10.37 to Arch Resources’s Annual Report on Form 10-K for the year ended 2018).

10.39

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (1) Consolidated Statement of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

October 23, 2020