Form 10-Q
period 2021-03-31
ARCH RESOURCES, INC.
filed 2021-04-22
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At April 19, 2021 there were 15,294,065 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
Revenues	$357,543	$405,232
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	309,906	374,999
Depreciation, depletion and amortization	25,797	31,308
Accretion on asset retirement obligations	5,437	5,006
Change in fair value of coal derivatives and coal trading activities, net	528	743
Selling, general and administrative expenses	21,480	22,745
Costs related to proposed joint venture with Peabody Energy	—	3,664
Asset impairment and restructuring	—	5,828
Gain on property insurance recovery related to Mountain Laurel longwall	—	(9,000)
Other operating income, net	(5,268)	(6,170)
	357,880	429,123

Loss from operations	(337)	(23,891)

Interest expense, net
Interest expense	(4,128)	(3,388)
Interest and investment income	328	1,259
	(3,800)	(2,129)

Loss before nonoperating expenses	(4,137)	(26,020)

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(1,527)	(1,096)
Reorganization items, net	—	26
	(1,527)	(1,070)

Loss before income taxes	(5,664)	(27,090)
Provision for (benefit from) income taxes	378	(1,791)
Net loss	$(6,042)	$(25,299)

Net loss per common share
Basic loss per share	$(0.40)	$(1.67)
Diluted loss per share	$(0.40)	$(1.67)
Weighted average shares outstanding
Basic weighted average shares outstanding	15,283	15,139
Diluted weighted average shares outstanding	15,283	15,139
Dividends declared per common share	$—	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
Net loss	$(6,042)	$(25,299)

Derivative instruments
Comprehensive income (loss) before tax	689	(2,669)
Income tax benefit (provision)	—	—
	689	(2,669)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	547	(14,267)
Income tax benefit (provision)	—	—
	547	(14,267)
Available-for-sale securities
Comprehensive income (loss) before tax	101	(467)
Income tax benefit (provision)	—	—
	101	(467)

Total other comprehensive income (loss)	1,337	(17,403)
Total comprehensive loss	$(4,705)	$(42,702)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$169,593	$187,492
Short-term investments	67,483	96,765
Restricted cash	18,962	5,953
Trade accounts receivable (net of $0 allowance at March 31, 2021)	129,086	110,869
Other receivables	3,764	3,053
Inventories	154,395	126,008
Other current assets	39,917	58,000
Total current assets	583,200	588,140
Property, plant and equipment, net	1,058,942	1,007,303
Other assets
Equity investments	74,503	71,783
Other noncurrent assets	57,513	55,246
Total other assets	132,016	127,029
Total assets	$1,774,158	$1,722,472

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$122,916	$103,743
Accrued expenses and other current liabilities	150,167	155,256
Current maturities of debt	24,597	31,097
Total current liabilities	297,680	290,096
Long-term debt	519,357	477,215
Asset retirement obligations	224,615	230,732
Accrued pension benefits	2,088	2,879
Accrued postretirement benefits other than pension	95,936	94,388
Accrued workers’ compensation	249,133	244,695
Other noncurrent liabilities	103,906	98,906
Total liabilities	1,492,715	1,438,911
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,382 and 25,323 shares at March 31, 2021 and December 31, 2020, respectively	254	253
Paid-in capital	770,052	767,484
Retained earnings	372,882	378,906
Treasury stock, 10,088 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive loss	(34,364)	(35,701)
Total stockholders’ equity	281,443	283,561
Total liabilities and stockholders’ equity	$1,774,158	$1,722,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020

Operating activities	(Unaudited)
Net loss	$(6,042)	$(25,299)
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	25,797	31,308
Accretion on asset retirement obligations	5,437	5,006
Deferred income taxes	372	(605)
Employee stock-based compensation expense	3,885	3,962
Amortization relating to financing activities	1,326	971
Gain on property insurance recovery related to Mountain Laurel longwall	—	(9,000)
Gain on disposals and divestitures, net	(188)	(214)
Changes in:
Receivables	(18,929)	23,728
Inventories	(28,387)	(19,088)
Accounts payable, accrued expenses and other current liabilities	13,827	(39,201)
Income taxes, net	(33)	(1,073)
Other	8,621	17,470
Cash provided by (used in) operating activities	5,686	(12,035)
Investing activities
Capital expenditures	(76,758)	(87,690)
Minimum royalty payments	(62)	(62)
Proceeds from disposals and divestitures	188	233
Purchases of short-term investments	—	(17,196)
Proceeds from sales of short-term investments	34,981	23,221
Investments in and advances to affiliates, net	(1,114)	(739)
Proceeds from property insurance recovery related to Mountain Laurel longwall	—	7,353
Cash used in investing activities	(42,765)	(74,880)
Financing activities
Payments on term loan	(750)	(750)
Proceeds from equipment financing	—	53,611
Proceeds from tax exempt bonds	44,985	—
Net payments on other debt	(9,536)	(5,544)
Debt financing costs	(1,194)	(422)
Dividends paid	—	(7,645)
Payments for taxes related to net share settlement of equity awards	(1,316)	(198)
Cash provided by financing activities	32,189	39,052
Decrease in cash and cash equivalents, including restricted cash	(4,890)	(47,863)
Cash and cash equivalents, including restricted cash, beginning of period	$193,445	$153,020
Cash and cash equivalents, including restricted cash, end of period	$188,555	$105,157
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$169,593	$105,157
Restricted Cash	18,962	—
	$188,555	$105,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2021	$253	$767,484	$378,906	$(827,381)	$(35,701)	$283,561
Total comprehensive income (loss)	—	—	(6,042)	—	1,337	(4,705)
Employee stock-based compensation	—	3,885	18	—	—	3,903
Issuance of 59,166 shares of common stock under long-term incentive plan	1		—	—	—	1
Common stock withheld related to net share settlement of equity awards		(1,317)	—	—	—	(1,317)
Balances at March 31, 2021	$254	$770,052	$372,882	$(827,381)	$(34,364)	$281,443

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2020	$252	$730,551	$731,425	$(827,381)	$5,689	$640,536
Dividends on common shares ($0.50/share)	—	—	(7,834)	—	—	(7,834)
Total comprehensive income	—	—	(25,299)	—	(17,403)	(42,702)
Employee stock-based compensation	—	3,962	—	—	—	3,962
Common stock withheld related to net share settlement of equity awards	—	(198)	—	—	—	(198)
Balances at March 31, 2020	$252	$734,315	$698,292	$(827,381)	$(11,714)	$593,764

Arch Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Resources, Inc. (“Arch Resources”) and its subsidiaries (“Arch” or the “Company”). Unless the context indicates otherwise, the terms “Arch” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q. The Company’s primary business is the production of metallurgical and thermal coal from underground and surface mines located throughout the United States, for sale to steel producers, utility companies, and industrial accounts both in the United States and around the world. The Company currently operates mining complexes in West Virginia, Wyoming and Colorado. All subsidiaries are wholly owned. Intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2. Accounting Policies

Recently Adopted Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, and interim periods therein with early adoption permitted. The Company adopted this ASU with minimal impact to the Company’s financial statements.

Recent Accounting Guidance Issued Not Yet Effective

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

3. Joint Venture with Peabody Energy

The Company incurred expenses of $3.7 million for the three months ended March 31, 2020 associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the Federal Trade Commission blocking the joint venture during the third quarter of 2020. No amounts related to the joint venture were incurred for the three months ended March 31, 2021.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a $9.0 million gain related to a property insurance recovery at its Mountain Laurel operation during the three months ended March 31, 2020. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields.

5. Asset Impairment and Restructuring

The Company recorded $5.8 million of employee severance expense related to a voluntary separation plan that was accepted by 53 members of the corporate staff during the three months ended March 31, 2020.

6. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2020	$(3,891)	$(31,459)	$(351)	$(35,701)
Unrealized losses	65	—	111	176
Amounts reclassified from accumulated other comprehensive income (loss)	624	547	(10)	1,161
Balance at March 31, 2021	$(3,202)	$(30,912)	$(250)	$(34,364)

The following amounts were reclassified out of AOCI:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated
Details About AOCI Components	2021	2020	Statements of Operations

Interest rate hedges	(624)	(216)	Interest expense
	—	—	Provision for (benefit from) income taxes
	$(624)	$(216)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$(591)	$234	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	44	27	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	—	(4)	Non-service related pension and postretirement benefit (costs) credits
	$(547)	$257	Total before tax
	—	—	Provision for (benefit from) income taxes
	$(547)	$257	Net of tax

Available-for-sale securities [2]	$10	$(1)	Interest and investment income
	—	—	Provision for (benefit from) income taxes
	$10	$(1)	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs to produce coal.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

7. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Coal	$74,344	$49,436
Repair parts and supplies	80,051	76,572
	$154,395	$126,008

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.6 million at March 31, 2021 and $0.6 million at December 31, 2020.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	March 31, 2021

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$38,212	$17	$(67)	$—	$38,162
Corporate notes and bonds	29,521	—	(200)	—	29,321
Total Investments	$67,733	$17	$(267)	$—	$67,483

	December 31, 2020

		Gross		Allowance
		Unrealized		for Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$57,299	$11	$(86)	$—	$57,224
Corporate notes and bonds	39,817	1	(277)	—	39,541
Total Investments	$97,116	$12	$(363)	$—	$96,765

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $40.5 million and $45.3 million at March 31, 2021 and December 31, 2020, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $3.0 million and $8.1 million at March 31, 2021 and December 31, 2020, respectively. The unrealized losses in the Company’s portfolio at March 31, 2021 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at March 31, 2021 have maturity dates ranging from the second quarter of 2021 through the second quarter of 2022. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations during 2021. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At March 31, 2021, the Company had no heating oil call options outstanding.

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

At March 31, 2021, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2021
Coal sales	320
Coal purchases	62

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized gains of $0.2 million in the trading portfolio are expected to be realized during the remainder of 2021.

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	March 31, 2021			December 31, 2020
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	—	—		237	—
Coal -- held for trading purposes	1,892	(1,653)		1,914	(1,595)
Coal -- risk management	998	(1,236)		1,094	(804)
Total	$2,890	$(2,889)		$3,245	$(2,399)
Total derivatives	$2,890	$(2,889)		$3,245	$(2,399)
Effect of counterparty netting	(2,419)	2,419		(2,392)	2,392
Net derivatives as classified in the balance sheets	$471	$(470)	$1	$853	$(7)	$846

		March 31,	December 31,
		2021	2020
Net derivatives as reflected on the balance sheets (in thousands)
Coal	Other current assets	$471	$853
Coal	Accrued expenses and other current liabilities	(470)	(7)
		$1	$846

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $2.6 million and $1.4 million at March 31, 2021 and December 31, 2020, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2021	2020	2021	2020
Coal sales	(1)	$—	$159	$—	$—
Coal purchases	(2)	—	(156)	—	—
Totals		$—	$3	$—	$—

At March 31, 2021, the Company did not have any derivative contracts designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended March 31,

		Gain (Loss) Recognized
		2021	2020
Coal trading — realized and unrealized	(3)	$—	$221
Coal risk management — unrealized	(3)	(528)	(1,040)
Natural gas trading— realized and unrealized	(3)	—	76
Change in fair value of coal derivatives and coal trading activities, net total		$(528)	$(743)

Coal risk management— realized	(4)	$138	$1,601
Heating oil — diesel purchases	(4)	$—	$(1,033)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Payroll and employee benefits	$37,677	$39,443
Taxes other than income taxes	53,437	56,232
Interest	4,148	2,795
Workers’ compensation	12,621	15,259
Asset retirement obligations	27,032	27,032
Other	15,252	14,495
	$150,167	$155,256

11. Debt and Financing Arrangements

	March 31,	December 31,
	2021	2020

	(In thousands)
Term loan due 2024 ($288.0 million face value)	$287,335	$288,033
Tax Exempt Bonds ($98.1 million face value)	98,075	53,090
Convertible Debt ($155.3 million face value)	116,860	115,367
Other	53,182	62,695
Debt issuance costs	(11,498)	(10,873)
	543,954	508,312
Less: current maturities of debt	24,597	31,097
Long-term debt	$519,357	$477,215

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

During 2018, the Company entered into the Second Amendment (the “Second Amendment”) to its Term Loan Debt Facility. The Second Amendment further reduced the interest rate on its Term Loan Debt Facility to, at the option of Arch Resources, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%.

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

Under the Extended Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Extended Securitization Facility have granted to the administrator of the Extended Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of March 31, 2021, the Company had a borrowing base under the Extended Securitization Facility of $55.7 million with outstanding letters of credit totaling $58.3 million. As a result, cash collateral of $2.6 million has been placed in the Extended Securitization Facility and there is no availability for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of March 31, 2021, letters of credit totaling $29.2 million were outstanding under the facility with $12.1 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). On March 4, 2021, the Issuer issued an additional $45.0 million of Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, 2020 and the follow-on as of March 4, 2021 between the Issuer and Arch. The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds are being used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

The Tax Exempt Bonds will bear interest payable each January 1 and July 1, commencing January 1, 2021 for the Series 2020 and July 1, 2021 for the Series 2021, and have a final maturity of July 1, 2045; however, the Tax Exempt Bonds are subject to mandatory tender on July 1, 2025 at a purchase price equal to 100% of the principal amount of the Tax Exempt Bonds, plus accrued interest to July 1, 2025. The Series 2020 and Series 2021 Tax Exempt Bonds bear interest of 5% and 4.125%, respectively.

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

The collateral securing the Company’s obligations under the Loan Agreement is substantially the same as the collateral securing the obligations under the Term Loan Debt Facility other than with respect to variances in certain real property collateral. The real property securing the Company’s obligations under the Loan Agreement includes a subset of the real property collateral securing the obligations under the Term Loan Debt Facility and includes only mortgages on substantially all of the Company’s revenue generating real property and assets.

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

As of March 31, 2021, Arch has utilized $81.8 million of the total bond proceeds. The remaining $16.3 is held in trust and is recorded on the balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made.

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

Total interest expense related to the Convertible Notes for the three months ended March 31, 2021 was $3.7 million and was comprised of $2.0 million related to the contractual interest coupon and $1.7 million related to the amortization of the discount on the liability component.

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

Accounting Treatment of the Convertible Notes and Related Hedge Transactions

As the Capped Call Transactions meet certain accounting criteria, the Capped Call Transactions were classified as equity and are not accounted for as derivatives. The proceeds from the offering of the Convertible Notes were separated into liability and equity components. On the date of issuance, the liability and equity components of the Convertible Notes were calculated to be approximately $114.5 million and $40.8 million, respectively. The initial $114.5 million liability component was determined based on the fair value of similar debt instruments excluding the conversion feature assuming a hypothetical interest rate of 12.43%. The inputs and assumptions used in the calculated fair value of the liability component of the convertible debt fall within level 2 of the fair value hierarchy. The initial $40.8 million equity component represents the difference between the fair value of the initial $114.5 million in debt and the $155.3 million of gross proceeds. The equity component is included in additional paid-in capital in the Condensed Consolidated Balance Sheets and will not be subsequently remeasured as long as it continues to meet the conditions for equity classification. The related initial debt discount of $40.8 million is being amortized over the life of the Convertible Notes as non-cash interest expense using the effective interest method. At March 31, 2021, the convertible notes were not convertible or redeemable.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of March 31, 2021:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$200.0	June 30, 2020	2.249%	1-month LIBOR	June 30, 2021
$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at March 31, 2021 is a liability of $3.2 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.6 million and $0.2 million of losses during the three months ended March 31, 2021 and March 31, 2020, respectively, related to settlements of the interest rate swaps which were recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

12. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Income tax provision at statutory rate	$(1,189)	$(5,689)
Percentage depletion allowance	1,660	6,168
State taxes, net of effect of federal taxes	(292)	82
Change in valuation allowance	412	850
Current expense associated with uncertain tax positions	361	(2,031)
AMT sequestration refund	—	(1,171)
Other, net	(574)	—
Provision for (benefit from) income taxes	$378	$(1,791)

13. Fair Value Measurements

The hierarchy of fair value measurements assigns a level to fair value measurements based on the inputs used in the respective valuation techniques. The levels of the hierarchy, as defined below, give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include U.S. Treasury securities, U.S. government agency securities, and coal swaps and futures that are submitted for clearing on the New York Mercantile Exchange.
●	Level 2 is defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s level 2 assets and liabilities include Corporate debt securities, coal commodity contracts, and interest rate swaps with fair values derived from quoted prices in over-the-counter markets or from prices received from direct broker quotes.
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. These include the Company’s commodity option contracts (coal, natural gas and heating oil) valued using modeling techniques, such as Black-Scholes, that require the use of inputs, particularly volatility, that are rarely observable.

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	March 31, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$67,483	$38,162	$29,321	$—
Derivatives	471	—	471	—
Total assets	$67,954	$38,162	$29,792	$—
Liabilities:
Derivatives	$3,673	$470	$3,203	$—

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

There were no financial instruments categorized as Level 3 instruments at March 31, 2021.

Fair Value of Long-Term Debt

At March 31, 2021 and December 31, 2020, the fair value of the Company’s debt, including amounts classified as current, was $576.5 million and $533.8 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14. Earnings (Loss) per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three month ending March 31, 2021 and March 31, 2020 were 1,158,000 and 236,575 shares.

The following table provides the basis for basic and diluted earnings per share by reconciling the denominators of the computations

	Three Months Ended March 31,
	2021	2020
(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,283	15,139
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	15,283	15,139

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

Workers’ compensation expense consists of the following components:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,949	$1,891
Interest cost(1)	1,110	1,399
Net amortization(1)	591	297
Total occupational disease	$3,650	$3,587
Traumatic injury claims and assessments	1,805	2,182
Total workers’ compensation expense	$5,455	$5,769

(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”

16. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended March 31,
	2021	2020

Interest cost(1)	$1,068	$1,604
Expected return on plan assets(1)	(1,824)	(2,288)
Pension settlement(1)	—	4
Amortization of prior service costs (credits) (1)	(28)	(28)
Net benefit credit	$(784)	$(708)

The following table details the components of other postretirement benefit costs:

	Three Months Ended March 31,
	2021	2020

Service cost	$85	$106
Interest cost(1)	528	653
Amortization of other actuarial losses (gains)(1)	—	(530)
Net benefit cost	$613	$229
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
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

18. Segment Information

On December 31, 2020, the Company sold its Viper operation. As a result, the Company revised its reportable segments beginning in the first quarter of 2021 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, the Company had three reportable segments: MET, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, the Company has three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments aligns with how the Company makes decisions and allocates resources. No changes were made to the MET Segment and the three remaining thermal mines have been combined as its “Thermal Segment”. The prior periods have been restated to reflect the change in reportable segments.

The Company’s reportable business segments are based on two distinct lines of business, metallurgical and thermal, and may include a number of mine complexes. The Company manages its coal sales by market, not by individual mining complex. Geology, coal transportation routes to customers, and regulatory environments also have a significant impact on the Company’s marketing and operations management. Mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirement obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing the Company’s financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. The Company uses Adjusted EBITDA to measure the operating performance of its segments and allocate resources to the segments. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance. Investors should be aware that the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The Company reports its results of operations primarily through the following reportable segments: Metallurgical (MET) segment, containing the Company’s metallurgical operations in West Virginia, and the Thermal segment containing the Company’s thermal operations in Wyoming and Colorado.

Reporting segment results for the three months ended March 31, 2021 and 2020 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

Operating segment results for the three and nine months ended March 31, 2021 and 2019, are presented below. The Corporate, Other and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated

Three Months Ended March 31, 2021
Revenues	$178,781	$177,540	$1,222	$357,543
Adjusted EBITDA	41,597	13,081	(23,781)	30,897
Depreciation, depletion and amortization	20,882	4,688	227	25,797
Accretion on asset retirement obligation	508	4,419	510	5,437
Total assets	886,840	196,957	690,361	1,774,158
Capital expenditures	76,021	288	449	76,758

Three Months Ended March 31, 2020
Revenues	$182,654	$210,196	$12,382	$405,232
Adjusted EBITDA	42,720	(1,902)	(27,903)	12,915
Depreciation, depletion and amortization	22,517	7,545	1,246	31,308
Accretion on asset retirement obligation	486	3,842	678	5,006
Total assets	693,227	377,806	786,473	1,857,506
Capital expenditures	78,648	6,713	2,329	87,690

A reconciliation of net income (loss) to adjusted EBITDA follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income (loss)	$(6,042)	$(25,299)
Provision for (benefit from) income taxes	378	(1,791)
Interest expense, net	3,800	2,129
Depreciation, depletion and amortization	25,797	31,308
Accretion on asset retirement obligations	5,437	5,006
Costs related to proposed joint venture with Peabody Energy	—	3,664
Asset impairment and restructuring	—	5,828
Gain on property insurance recovery related to Mountain Laurel longwall	—	(9,000)
Non-service related pension and postretirement benefit costs	1,527	1,096
Reorganization items, net	—	(26)
Adjusted EBITDA	$30,897	$12,915
EBITDA from idled or otherwise disposed operations	3,566	5,099
Selling, general and administrative expenses	21,480	22,745
Other	(1,265)	59
Segment Adjusted EBITDA from coal operations	$54,678	$40,818

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2021
North America revenues	$24,835	$164,213	$1,222	$190,270
Seaborne revenues	153,946	13,327	—	167,273

Total revenues	$178,781	$177,540	$1,222	$357,543

Three Months Ended March 31, 2020
North America revenues	$29,723	$206,863	$12,382	$248,968
Seaborne revenues	152,931	3,333	—	156,264

Total revenues	$182,654	$210,196	$12,382	$405,232

As of March 31, 2021, the Company has outstanding performance obligations for the remainder of 2021 of 36.4 million tons of fixed price contracts and 6.7 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2021 of approximately 40.4 million tons of fixed price contracts and 1.6 million tons of variable price contracts.

20. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than one year to approximately six years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the “Right-of-use” (ROU) assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

As of March 31, 2021 and December 31, 2020, the Company had the following right-of-use assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		March 31,	December 31,
		2021	2020
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$16,465	$17,069
Financing lease right-of-use assets	Other noncurrent assets	5,187	5,512
Total Lease Assets		$21,652	$22,581

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$874	$860
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,476	2,454
Financing lease liabilities - long-term	Other noncurrent liabilities	4,790	5,014
Operating lease liabilities - long-term	Other noncurrent liabilities	14,636	15,278
		$22,776	$23,606

Information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020

Operating lease information:	(In thousands)
Operating lease cost	$846	$1,023
Operating cash flows from operating leases	860	1,042
Weighted average remaining lease term in years	5.74	5.64
Weighted average discount rate	5.5%	5.5%

Financing lease information:
Financing lease cost	$393	$—
Operating cash flows from financing leases	303	—
Weighted average remaining lease term in years	4.00	—
Weighted average discount rate	6.4%	—%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2021	$2,507	$908
2022	3,317	1,210
2023	3,285	1,210
2024	3,200	1,210
2025	3,185	2,111
Thereafter	4,613	—
Total minimum lease payments	$20,107	$6,649
Less imputed interest	(2,995)	(985)

Total lease liabilities	$17,112	$5,664

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch”, “we”, “us”, or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the COVID-19 pandemic, including its adverse effects on businesses, economies, and financial markets worldwide; from the impact of COVID-19 on efficiency, costs and production; from changes in the demand for our coal by the steel production and electricity generation industries; from our ability to access the capital markets on acceptable terms and conditions; from policy, legislation and regulations relating to the Clean Air Act, greenhouse gas emissions, incentives for alternative energy sources, and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves, including the development of our Leer South mine; from operational, geological, permit, labor, transportation, and weather-related factors; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations, which could impact, among other things, our ability to service our outstanding indebtedness and fund capital expenditures; from our ability to successfully integrate the operations that we acquire; from our ability to generate significant revenue to make payments required by, and to comply with restrictions related to, our indebtedness, including our ability to repurchase our convertible notes; from additional demands for credit support by third parties; from the loss of, or significant reduction in, purchases by our largest customers; from the development of future technology to replace coal with hydrogen in the steelmaking process; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Form 10-Q filings.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global level pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We have instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures include, but are not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. We plan to keep these policies and procedures in place, in accordance with CDC, state, and local guidelines, and continually evaluate further enhancements for as long as necessary. We recognize that the COVID-19 outbreak and responses thereto will also impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations and continue our Leer South development. Our customers have reacted, and continue to react, in various ways and to varying degrees to changes in demand for their products. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

During the first quarter of 2021, the COVID-19 case rate for our employees declined significantly, and vaccines for COVID-19 became available. Through education, monetary incentives, and vaccine logistical assistance, we have actively encouraged our workforce to get vaccinated. We intend to continue encouraging vaccination, and we are hopeful that as the availability of vaccine continues to increase, the case rate of our employees will continue to decline, and economic activity in general will accelerate.

Overview

Our results for the first quarter of 2021 benefited from improvement in metallurgical and thermal coal markets. During the first quarter of 2021, global economic growth appears to have accelerated as the arrival of vaccines for COVID-19 has allowed some reduction in restrictions in some jurisdictions, and the anticipation of further reductions in restrictions as vaccination rates increase and cases decrease.

By the end of the first quarter of 2021, domestic steel industry capacity utilization exceeded the prior year for the first time since the initial COVID related industrial shutdowns began late in the first quarter of 2020. Additionally, global steel prices have risen appreciably, and domestic steel prices were at historic levels by the end of the quarter driven by economic recovery. The return of overall industrial production to pre-COVID-19 levels is still likely to be a lengthy process and, as we saw in the fourth quarter of 2020, is subject to setbacks should COVID-19 become resurgent. North American coking coal supply remains constrained as many of the significant high cost coking coal mine idlings announced during 2020 remain in place. Some of the curtailed production has returned, and more may return to the market. We believe that the cash cost of a significant portion of the currently curtailed coking coal production exceeds current prompt pricing. Due to our low cost structure, we have avoided idling any of our coking coal operations. Longer term, we believe continued limited global capital investment in new coking coal production capacity, economic pressure on higher cost production sources, normal reserve depletion, and accelerating economic growth will provide support to coking coal markets as demand continues to return to the steel production supply chain.

During the fourth quarter of 2020, a major political dispute that manifested itself as a trade dispute escalated between China, a major importer of coking coal, and Australia, the world’s largest exporter of coking coal. Specifically, China has effectively banned the import of coking coal, among other export products, from Australia. Historical trade patterns remain disrupted, and pricing anomalies continue in the international coking coal markets. Through the first quarter of 2021, indices for United States (US) east coast coking coal have remained relatively stable at levels above those seen during the depths of the pandemic. Australian Premium Low Volatile (PLV) coking coal prices were well below US east coast prices for most of the quarter. Uncertainty and volatility in pricing and pricing relationships are likely until the larger political dispute between China and Australia is settled. While most of our committed but unpriced coking coal volume is linked to the United States east coast indices, we do have some volume of committed but unpriced coking coal linked to the PLV or other Asia/Pacific indexes for 2021.

Domestic thermal coal burn improved in the first quarter of 2021 due to anticipated winter heating season demand, favorable weather during this heating season, and increased natural gas prices. Thermal coal demand remains pressured by continuing increases in subsidized renewable generation sources, particularly wind. However, increased natural gas prices led to increases in the percentage of coal fired generation to total generation in the first quarter of 2021 compared to the first quarter of 2020. Production levels of natural gas for the first quarter of 2021 were below the prior year’s levels, and storage levels of the competing fuel dropped below levels seen this time last year. We believe coal generator stockpiles declined during the current quarter, but remain above historical averages based on days of burn. During the first quarter of 2021, international thermal coal market pricing remained at levels that support economic exports from our West Elk operation and we have layered in export commitments for this operation for the current year. Similar to metallurgical markets discussed above, the availability of COVID-19 vaccines and related reductions of restrictions should positively impact economic growth and power generation generally; however, high generator thermal coal stockpiles and the continued growth of subsidized renewable generation sources will continue to negatively impact thermal coal demand. While we may see a temporary improvement in thermal coal demand due to accelerating economic growth, longer term we expect domestic and global thermal markets to remain challenged.

On September 29, 2020 the U.S. District Court ruled against our proposal with Peabody to form a joint venture that would have combined our Powder River Basin and Colorado mining operations with Peabody’s, and we subsequently announced the termination of our joint venture efforts. We continue to pursue other strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. In particular, during the first quarter of 2021, we completed approximately $10.3 million of Asset Retirement Obligation (ARO) work at these operations, compared to approximately $0.6 million in the first quarter of 2020. We are also planning to establish self-funding mechanisms for these long-term liabilities at those operations. Operationally, we will maintain our focus on aligning our thermal production rates with the secular decline in domestic thermal coal demand, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to short term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$357,543	$405,232	$(47,689)
Tons sold	14,042	16,980	(2,938)

On a consolidated basis, coal sales in the first quarter of 2021 were approximately $47.7 million or 11.8% less than in the first quarter of 2020, while tons sold decreased approximately 2.9 million tons or 17.3%. Coal sales from Metallurgical operations decreased approximately $3.9 million primarily due to decreased volume. Thermal coal sales decreased approximately $32.7 million due to decreased volume. In the prior year quarter, our Viper operation, which was sold in December 2020, provided approximately $9.9 million in coal sales and 0.2 million tons sold. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$309,906	$374,999	$65,093
Depreciation, depletion and amortization	25,797	31,308	5,511
Accretion on asset retirement obligations	5,437	5,006	(431)
Change in fair value of coal derivatives and coal trading activities, net	528	743	215
Selling, general and administrative expenses	21,480	22,745	1,265
Costs related to proposed joint venture with Peabody Energy	—	3,664	3,664
Asset impairment and restructuring	—	5,828	5,828
Gain on property insurance recovery related to Mountain Laurel longwall	—	(9,000)	(9,000)

Other operating income, net	(5,268)	(6,170)	(902)
Total costs, expenses and other	$357,880	$429,123	$71,243

Cost of sales. Our cost of sales for the first quarter of 2021 decreased approximately $65.1 million or 17.4% versus the first quarter of 2020. In the prior year quarter, our Viper operation, which was sold in December 2020, accounted for approximately $10.5 million in cost of sales. The decline in cost of sales at ongoing operations consists primarily of reduced repairs and supplies costs of approximately $21.7 million, a net positive change in coal inventory valuation versus the prior year quarter of approximately $11.1 million, an increase in credit for ARO reclamation work completed primarily at our Thermal operations of approximately $9.1 million, a decrease in purchased coal cost of approximately $6.9 million, reduced compensation costs of approximately $6.2 million, and reduced operating taxes and royalties of approximately $5.4 million. These cost decreases were partially offset by increased transportation costs of approximately $3.4 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The decrease in depreciation, depletion, and amortization in the first quarter of 2021 versus the first quarter of 2020 is primarily due to the asset impairment we recorded in the third quarter of 2020 in our Thermal segment and a combination of reduced sales volume and lower depletion rates in our Metallurgical segment.

Accretion on asset retirement obligations. The increase in accretion expense in the first quarter of 2021 versus the first quarter of 2020 is primarily related to the changes in the planned timing of our reclamation work to be completed at our Thermal operations, specifically at Coal Creek.

Change in fair value of coal derivatives and coal trading activities, net. The cost in both the first quarter of 2021 and 2020 is primarily related to mark-to-market losses on coal derivatives that we had entered into to hedge our price risk for anticipated international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first quarter of 2021 decreased versus the first quarter of 2020 due primarily to decreased compensation costs of approximately $0.9 million and decreased travel related costs of $0.4 million as we adapted to the COVID-19 environment.

Costs related to proposed joint venture with Peabody Energy. We incurred expenses of $3.7 million for the three months ended March 31, 2020 associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the federal trade commission blocking the joint venture.

Asset impairment and restructuring. We recorded $5.8 million of employee severance expense related to a voluntary separation plan that was accepted by 53 members of the corporate staff during the three months ended March 31, 2020.

Gain on property insurance recovery related to Mountain Laurel longwall. We recorded a $9.0 million gain related to a property insurance recovery on the longwall shields at our Mountain Laurel operation during the three months ended March 31, 2020.

Other operating income, net. The decrease in other operating income, net in the first quarter of 2021 versus the first quarter of 2020 consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $1.5 million, partially offset by approximately $1.0 million in unfavorable mark-to-market of heating oil derivatives in the first quarter of 2020.

Nonoperating (expenses) income. The following table summarizes our nonoperating (expenses) income during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,527)	$(1,096)	$(431)
Reorganization items, net	—	26	(26)
Total nonoperating expenses	$(1,527)	$(1,070)	$(457)

Non-service related pension and postretirement benefit costs. The increase in non-service related pension and postretirement benefit costs in the first quarter of 2021 versus the first quarter of 2020 is primarily due to lower postretirement benefit gain amortization in the first quarter of 2021.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$378	$(1,791)	$(2,169)

See Note 12, “Income Taxes,” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Operational Performance

Three Months Ended March 31, 2021 and 2020

On December 31, 2020, we sold our Viper operation. As a result, we revised our reportable segments beginning in the first quarter of 2021 to better reflect the manner in which the chief operating decision maker (CODM) views our businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, we had three reportable segments: MET, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, we have three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments better aligns with how we make decisions and allocate resources. No changes were made to the MET Segment and the three remaining thermal mines have been combined as the “Thermal Segment”. The prior periods have been restated to reflect the change in reportable segments.

Our mining operations are evaluated based on Adjusted EBITDA, per-ton cash operating costs (defined as including all mining costs except depreciation, depletion, amortization, accretion on asset retirements obligations, and pass-through transportation expenses, divided by segment tons sold), and on other non-financial measures, such as safety and environmental performance. Adjusted EBITDA is defined as net income (loss) attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Furthermore, analogous measures are used by industry analysts and investors to evaluate our operating performance. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table shows results by operating segment for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020	Variance
Metallurgical
Tons sold (in thousands)	1,719	1,779	(60)
Coal sales per ton sold	$83.76	$82.35	$1.41
Cash cost per ton sold	$59.63	$58.42	$(1.21)
Cash margin per ton sold	$24.13	$23.93	$0.20
Adjusted EBITDA (in thousands)	$41,597	$42,720	$(1,123)
Thermal
Tons sold (in thousands)	12,292	14,915	(2,623)
Coal sales per ton sold	$13.16	$13.41	$(0.25)
Cash cost per ton sold	$12.18	$13.65	$1.47
Cash margin per ton sold	$0.98	$(0.24)	$1.22
Adjusted EBITDA (in thousands)	$13,081	$(1,902)	$14,983

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three months ended March 31, 2021 decreased slightly from the three months ended March 31, 2020 due to a small decrease in sales volume, partially offset by a slight increase in cash margin per ton sold. While the year over year results are similar, the dynamics of the periods are very different. The first quarter of 2021 featured improved economic growth, stable prompt Atlantic basin index prices, and increased steel demand and pricing. In contrast, the first quarter of 2020 featured declining pricing and concluded with the initial industrial shutdowns in response to the emergence of COVID-19.

At the end of the first quarter of 2021, our Leer South longwall development project remains on schedule, with initial longwall production anticipated in the third quarter of 2021. All primary longwall equipment has been delivered to the mine site. The addition of a second longwall operation to our Metallurgical Segment is expected to significantly increase our volumes and strengthen our low average segment cost structure.

Our Metallurgical segment sold 1.5 million tons of coking coal and 0.2 million tons of associated thermal coal in both the three months ended March 31, 2021, and the three months ended March 31, 2020. Longwall operations accounted for approximately 58% of our shipment volume in the three months ended March 31, 2021, compared to approximately 65% of our shipment volume in the three months ended March 31, 2020.

Thermal — Adjusted EBITDA for the three months ended March 31, 2021 increased versus the three months ended March 31, 2020, due to decreased cash cost per ton sold, partially offset by decreased volume. The reduction in cash cost per ton sold is driven by reduced unit cost at our Black Thunder operation, despite reduced volume, as we have made substantial progress on our efforts to align production levels with the secular decline in domestic demand. Also, contributing to the decreases in volume, cost and price is the inclusion of approximately 0.2 million tons sold from our former Viper operation in the three months ended March 31, 2020. During the first quarter of 2021 we completed approximately $10.3 million of Asset Retirement Obligation (ARO) work at our Thermal operations, compared to $0.6 million during the first quarter of 2020.

On December 31, 2020, we sold our Viper operation in Illinois, to Knight Hawk Holdings, LLC in whom we hold an equity investment.

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

			Idle and
Three Months Ended March 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$178,781	$177,540	$1,222	$357,543
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(690)	552	—	(138)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,217	1,217
Transportation costs	35,489	15,167	5	50,661
Non-GAAP Segment coal sales revenues	$143,982	$161,821	$—	$305,803
Tons sold	1,719	12,292
Coal sales per ton sold	$83.76	$13.16	$

			Idle and
Three Months Ended March 31, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$182,654	$210,196	$12,382	$405,232
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(261)	(1,328)	—	(1,589)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	12,349	12,349
Transportation costs	36,388	11,473	33	47,894
Non-GAAP Segment coal sales revenues	$146,527	$200,051	$—	$346,578
Tons sold	1,779	14,915
Coal sales per ton sold	$82.35	$13.41

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

			Idle and
Three Months Ended March 31, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$138,002	$164,941	$6,963	$309,906
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	—	—	—
Transportation costs	35,489	15,167	5	50,661
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	5,218	5,218
Other (operating overhead, certain actuarial, etc.)	—	—	1,740	1,740
Non-GAAP Segment cash cost of coal sales	102,513	149,774	—	252,287
Tons sold	1,719	12,292
Cash Cost Per Ton Sold	$59.63	$12.18

			Idle and
Three Months Ended March 31, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$140,331	$214,387	$20,281	$374,999
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(686)	—	(686)
Transportation costs	36,388	11,473	33	47,894
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	17,885	17,885
Other (operating overhead, certain actuarial, etc.)	—	—	2,363	2,363
Non-GAAP Segment cash cost of coal sales	103,943	203,600	—	$307,543
Tons sold	1,779	14,915
Cash Cost Per Ton Sold	$58.43	$13.65

Reconciliation of Segment Adjusted EBITDA to Net Income (Loss)

The discussion in “Results of Operations” above includes references to our Adjusted EBITDA for each of our reportable segments. Adjusted EBITDA is defined as net income (loss) attributable to us before the effect of net interest expense, income taxes, depreciation, depletion and amortization, the accretion on asset retirement obligations and nonoperating expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our core operating performance. We use Adjusted EBITDA to measure the operating performance of our segments and allocate resources to our segments. Adjusted EBITDA is not a measure of financial performance in accordance with generally accepted accounting principles, and items excluded from Adjusted EBITDA are significant in understanding and assessing our financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income (loss), income (loss) from operations, cash flows from operations or as a measure of our profitability, liquidity or performance under generally accepted accounting principles. Investors should be aware that our presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. The table below shows how we calculate Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(6,042)	$(25,299)
Provision for (benefit from) income taxes	378	(1,791)
Interest expense, net	3,800	2,129
Depreciation, depletion and amortization	25,797	31,308
Accretion on asset retirement obligations	5,437	5,006
Costs related to proposed joint venture with Peabody Energy	—	3,664
Asset impairment and restructuring	—	5,828
Gain on property insurance recovery related to Mountain Laurel longwall	—	(9,000)
Non-service related pension and postretirement benefit costs	1,527	1,096
Reorganization items, net	—	(26)
Adjusted EBITDA	30,897	12,915
EBITDA from idled or otherwise disposed operations	3,566	5,099
Selling, general and administrative expenses	21,480	22,745
Other	(1,265)	59
Segment Adjusted EBITDA from coal operations	$54,678	$40,818

Other includes primarily income from our equity investments, certain changes in fair value of heating oil and diesel fuel derivatives we use to manage our exposure to diesel fuel pricing, certain changes in the fair value of coal derivatives and coal trading activities, EBITDA provided by our land company, and certain miscellaneous revenue.

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

Given the volatile nature of coal markets, and the significant challenges and uncertainty surrounding COVID-19, we believe it is increasingly important to take a prudent approach to managing our balance sheet and liquidity, as demonstrated by the suspension of our dividend and share repurchases. Due to the current economic uncertainties related to COVID-19 and the related disruption in the financial markets, we may be limited in accessing capital markets or obtaining additional bank financing or the cost of accessing this financing could become more expensive. We believe our current liquidity level is sufficient to fund our business and complete our Leer South development. In the future, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook for coal markets; the amount of our planned production that has been committed and priced; the capital needs of the business; other strategic opportunities; and developments in the COVID-19 outbreak and the responses thereto.

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

On April 3, 2018, we entered into the Second Amendment (the “Second Amendment”) to the Term Loan Debt Facility. The Second Amendment reduced the interest rate on the Term Loans to, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the Term Loan Debt Facility, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the term loan. As interest payments are made on the term loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the term loan equal to the effective yield of the fixed rate of the swap plus 2.75%, which is the spread on the LIBOR term loan as amended. For further information regarding the interest rate swaps, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we extended and amended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Extended Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Extended Securitization Facility changed the facility size from $160 million to $110 million and extended the maturity date to September 29, 2023. Additionally, the amendment eliminated the provision that accelerated maturity of the facility upon falling below a specified level of liquidity and modified the pricing for the Extended Securitization Facility. Pursuant to the Extended Securitization Facility, we also agreed to a revised schedule of fees payable to the administrator and the providers of the Extended Securitization Facility. For further information regarding the Extended Securitization Facility see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), and (iii) 100% of our Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions. The amendment of the Inventory Facility extended the maturity date to September 29, 2023, eliminated the provision that accelerated maturity of the facility upon falling below a specified level of liquidity, and reduced the minimum liquidity requirement from $175 million to $100 million. Additionally, the amendment includes provisions that reduce the advance rates for coal inventory and parts and supplies, depending on liquidity. For further information regarding the Inventory Facility, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). As a follow-on to our $53.1 million offering, on March 4, 2021, the Issuer issued an additional $45.0 million in Series 2021 Tax Exempt Bonds. The proceeds of the Bonds are loaned to us as we make qualifying expenditures pursuant to a Loan Agreement dated as of June 1, 2020 between the Issuer and us. The Bonds are payable solely from payments to be made by us under the Loan Agreement as evidenced by a Note from us to the Trustee. The proceeds of the Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to issuance of the Bonds. As of March 31, 2021, we have received $81.8 million of the total bonds issues. The remaining $16.3 million is held in trust and is recorded on our balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made over the next several quarters. For further information regarding these bonds, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On November 3, 2020, we issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $5.1 million and cost of a capped call transaction of $17.5 million, were approximately $132.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021, and will mature on November 15, 2025, unless earlier converted or repurchased by us. For further information regarding the Convertible Notes and the capped call transactions, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the three months ended March 31, 2021, we did not repurchase any shares of our stock. On April 23, 2020 we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 virus and the steps being taken to control the virus. During the three months ended March 31, 2021, we did not pay any dividends on shares of our stock. The timing and amount of any future dividends or of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On March 31, 2021 we had total liquidity of approximately $250 million, including $237 million in unrestricted cash and equivalents, and short term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of March 31, 2021:

			Letters of
		Borrowing	Credit	Collateral		Contractual
	Face Amount	Base	Outstanding	Posted	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$55,700	$58,323	$2,623	$—	September 29, 2023
Inventory Facility	50,000	41,256	29,196	—	12,060	September 29, 2023
Total	$160,000	$96,956	$87,519	$2,623	$12,060

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2021 and 2020:

	2021	2020
(In thousands)
Cash provided by (used in):
Operating activities	$5,686	$(12,035)
Investing activities	(42,765)	(74,880)
Financing activities	32,189	39,052

Cash Flow

Cash was provided by operating activities in the three months ended March 31, 2021 versus cash used in the three months ended March 31, 2020 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above. Both the current and prior quarters had significant increases in working capital requirements due to increases in inventories in both quarters, and receivables in the three months ended March 31, 2021, and a decrease in payables in the three months ended March 31, 2020.

Cash used in investing activities decreased in the three months ended March 31, 2021 versus the three months ended March 31, 2020 primarily due to an approximately $29 million increase in net proceeds from short term investments, and a reduction in capital expenditures of approximately $11 million, partially offset by approximately $7 million in property insurance proceeds on our Mountain Laurel longwall claim in the three months ended March 31, 2020. Capital spending in the three months ended March 31, 2021 includes approximately $60 million related to our Leer South mine development and approximately $6 million in capitalized interest.

Cash provided by financing activities decreased in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to proceeds of approximately $54 million from our Equipment Financing in the first quarter of 2020 and approximately $4 million more in net payments on other debt in the first quarter of 2021, partially offset by approximately $45 million in proceeds from our follow on issuance of Tax Exempt Bonds in the first quarter of 2021 and a dividend payment of approximately $8 million in the first quarter of 2020. For further information regarding the Equipment Financing arrangement and Tax Exempt Bonds, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

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

Our sales commitments for 2021 were as follows as of April 22, 2021:

	2021
	Tons	$per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$90.84
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	1.8	90.22
Committed, Seaborne Unpriced Coking	3.2

Committed, Priced Thermal	0.6	21.51
Committed, Unpriced Thermal	0.2

Thermal
Committed, Priced	48.3	$13.21
Committed, Unpriced	1.9

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers. The Company may sell or purchase forward contracts, swaps and options in the over-the-counter market in order to manage its exposure to price risk related to these items.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2021, of our $594.5 million principal amount of debt outstanding, approximately $288.0 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at March 31, 2021, because we have fixed the majority of the LIBOR portion of the interest rate on our Term Loans using interest rate swaps. As of March 31, 2021, the LIBOR rate was well below the 1% floor established in our Term Loan Debt Facility. See Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements for additional information on the interest rate swaps.

Item 4.Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the “Risk Factors” disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended March 31, 2021.

As of March 31, 2021, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2021.

Item 6. Exhibits.

2.1

Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 of Arch Resources’s Current Report on Form 8-K filed on September 15, 2016).

2.2

Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016 (incorporated by reference to Exhibit 2.1 of Arch Resources’s Current Report on Form 8-K filed on September 15, 2016).

3.1	Restated Certificate of Incorporation of Arch Resources, Inc. (incorporated by reference to Exhibit 3.2 of Arch Resources’s registration statement on Form 8-K filed on May 15, 2020).

3.2	Restated Bylaws of Arch Resources, Inc. (incorporated by reference to Exhibit 3.3 of Arch Resources’s Current Report on Form 8-K filed on May 15, 2020).

4.1	Form of specimen Class A Common Stock certificate (incorporated by reference to Exhibit 4.1 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.2	Form of specimen Class B Common Stock certificate (incorporated by reference to Exhibit 4.2 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.3	Form of specimen Series A Warrant certificate (incorporated by reference to Exhibit A of Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.4 of Arch Resources’s Current Report on Form 10-K filed for the year ended 2019).

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

10.6

Waiver Letter Agreement and Second Amendment to Credit Agreement dated June 17, 2020 by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.6 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2020).

10.7

Third Amendment to Credit Agreement dated September 30, 2020, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.7 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended September 30, 2020).

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

10.13

Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of December 4, 2020 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers.

10.14

Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.15

First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.7 of Arch Resources’s Current Report on Form 8-K filed for the period ended September 30, 2017).

10.16

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among the Arch Resources, Inc. and certain subsidiaries of the Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.17

Third Amendment to Second Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.16 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.18

Fourth Amendment to Second Amended and Restated Purchase and Sale Agreement, dated as of December 13, 2019, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.17 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.19

Fifth Amendment and Waiver to Second Amended and Restated Purchase and Sale Agreement dated June 17, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.18 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.20

Sixth Amendment to Second Amended and Restated Purchase and Sale Agreement dated December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.19 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.21

Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.22

First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.23

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

10.25

Registration Rights Agreement between Arch Resources and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016)

10.26

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated herein by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.27

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

10.31

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.32

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

10.33

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.34*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated herein by reference to Exhibit 10.4 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.35*	Arch Resources, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.36	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.37*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.38*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.39*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated herein by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.40*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated herein by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-k filed on November 30, 2016).

10.41

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt

Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.42

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.43*

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (1) Consolidated Statement of Operations, (2) Consolidated Statements of Comprehensive Income (Loss), (3) Consolidated Balance Sheets, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statements of Stockholders’ Equity and (6) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

April 22, 2021