Form 10-Q
period 2021-06-30
ARCH RESOURCES, INC.
filed 2021-07-27
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At July 19, 2021 there were 15,294,065 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Revenues	$450,389	$319,521	$807,932	$724,753
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	355,329	316,348	665,235	691,347
Depreciation, depletion and amortization	27,884	30,167	53,681	61,475
Accretion on asset retirement obligations	5,437	4,986	10,874	9,992
Change in fair value of coal derivatives and coal trading activities, net	8,762	(129)	9,290	614
Selling, general and administrative expenses	24,119	19,738	45,599	42,483
Costs related to proposed joint venture with Peabody Energy	—	7,851	—	11,515
Asset impairment and restructuring	—	7,437	—	13,265
Gain on property insurance recovery related to Mountain Laurel longwall	—	(14,518)	—	(23,518)
Gain on divestitures	—	(1,369)	—	(1,369)
Other operating income, net	(4,347)	(5,704)	(9,615)	(11,874)
	417,184	364,807	775,064	793,930

Income (loss) from operations	33,205	(45,286)	32,868	(69,177)

Interest expense, net
Interest expense	(2,941)	(3,523)	(7,069)	(6,911)
Interest and investment income	147	1,793	474	3,052
	(2,794)	(1,730)	(6,595)	(3,859)

Income (loss) before nonoperating expenses	30,411	(47,016)	26,273	(73,036)

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(539)	(1,102)	(2,066)	(2,198)
Reorganization items, net	—	—	—	26
	(539)	(1,102)	(2,066)	(2,172)

Income (loss) before income taxes	29,872	(48,118)	24,207	(75,208)
Provision for (benefit from) income taxes	2,006	1,206	2,383	(585)
Net income (loss)	$27,866	$(49,324)	$21,824	$(74,623)

Net income (loss) per common share
Basic earnings (loss) per share	$1.82	$(3.26)	$1.43	$(4.93)
Diluted earnings (loss) per share	$1.66	$(3.26)	$1.31	$(4.93)

Weighted average shares outstanding
Basic weighted average shares outstanding	15,294	15,145	15,289	15,142
Diluted weighted average shares outstanding	16,756	15,145	16,598	15,142
Dividends declared per common share	$—	$—	$—	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net income (loss)	$27,866	$(49,324)	$21,824	$(74,623)

Derivative instruments
Comprehensive income (loss) before tax	637	363	1,327	(2,306)
Income tax benefit (provision)	—	—	—	—
	637	363	1,327	(2,306)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	3,963	(2,336)	4,510	(16,603)
Income tax benefit (provision)	—	—	—	—
	3,963	(2,336)	4,510	(16,603)
Available-for-sale securities
Comprehensive income (loss) before tax	(16)	533	84	66
Income tax benefit (provision)	—	—	—	—
	(16)	533	84	66

Total other comprehensive income (loss)	4,584	(1,440)	5,921	(18,843)
Total comprehensive income (loss)	$32,450	$(50,764)	$27,745	$(93,466)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$153,516	$187,492
Short-term investments	33,256	96,765
Restricted cash	7,104	5,953
Trade accounts receivable (net of $0 allowance at June 30, 2021 and December 31, 2020)	160,154	110,869
Other receivables	3,336	3,053
Inventories	162,531	126,008
Other current assets	35,149	58,000
Total current assets	555,046	588,140
Property, plant and equipment, net	1,102,570	1,007,303
Other assets
Equity investments	74,974	71,783
Other noncurrent assets	62,356	55,246
Total other assets	137,330	127,029
Total assets	$1,794,946	$1,722,472

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$116,042	$103,743
Accrued expenses and other current liabilities	166,287	155,256
Current maturities of debt	133,812	31,097
Total current liabilities	416,141	290,096
Long-term debt	402,076	477,215
Asset retirement obligations	213,387	230,732
Accrued pension benefits	2,274	2,879
Accrued postretirement benefits other than pension	95,491	94,388
Accrued workers’ compensation	249,256	244,695
Other noncurrent liabilities	97,792	98,906
Total liabilities	1,476,417	1,438,911
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,382 and 25,323 shares at June 30, 2021 and December 31, 2020, respectively	254	253
Paid-in capital	774,665	767,484
Retained earnings	400,771	378,906
Treasury stock, 10,088 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive loss	(29,780)	(35,701)
Total stockholders’ equity	318,529	283,561
Total liabilities and stockholders’ equity	$1,794,946	$1,722,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020

Operating activities	(Unaudited)
Net income (loss)	$21,824	$(74,623)
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	53,681	61,475
Accretion on asset retirement obligations	10,874	9,992
Deferred income taxes	11	13,880
Employee stock-based compensation expense	8,498	8,936
Amortization relating to financing activities	3,110	1,946
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)
Gain on disposals and divestitures, net	(413)	(3,180)
Reclamation work completed	(28,218)	(6,207)
Changes in:
Receivables	(49,568)	55,817
Inventories	(36,523)	(23,792)
Accounts payable, accrued expenses and other current liabilities	14,590	(42,889)
Income taxes, net	2,337	22,918
Other	25,906	25,167
Cash provided by operating activities	26,109	25,922
Investing activities
Capital expenditures	(147,957)	(148,561)
Minimum royalty payments	(1,124)	(1,124)
Proceeds from disposals and divestitures	438	562
Purchases of short-term investments	—	(17,707)
Proceeds from sales of short-term investments	68,986	86,079
Investments in and advances to affiliates, net	(1,114)	(1,059)
Proceeds from property insurance recovery related to Mountain Laurel longwall	—	23,518
Cash used in investing activities	(80,771)	(58,292)
Financing activities
Payments on term loan	(1,500)	(1,500)
Proceeds from equipment financing	—	53,611
Proceeds from tax exempt bonds	44,985	—
Net payments on other debt	(18,795)	(13,592)
Debt financing costs	(1,537)	(1,171)
Dividends paid	—	(7,645)
Payments for taxes related to net share settlement of equity awards	(1,316)	(331)
Cash provided by financing activities	21,837	29,372
Decrease in cash and cash equivalents, including restricted cash	(32,825)	(2,998)
Cash and cash equivalents, including restricted cash, beginning of period	$193,445	$153,020
Cash and cash equivalents, including restricted cash, end of period	$160,620	$150,022
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$153,516	$150,022
Restricted Cash	7,104	—
	$160,620	$150,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2021	$253	$767,484	$378,906	$(827,381)	$(35,701)	$283,561
Total comprehensive income (loss)	—	—	(6,042)	—	1,337	(4,705)
Employee stock-based compensation	—	3,885	18	—	—	3,903
Issuance of 59,166 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(1,317)	—	—	—	(1,317)
Balances at March 31, 2021	$254	$770,052	$372,882	$(827,381)	$(34,364)	$281,443

Total comprehensive income (loss)	—	—	27,866	—	4,584	32,450
Employee stock-based compensation	—	4,613	23	—	—	4,636
Balances at June 30, 2021	$254	$774,665	$400,771	$(827,381)	$(29,780)	$318,529

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2020	$252	$730,551	$731,425	$(827,381)	$5,689	$640,536
Dividends on common shares ($0.50/share)	—	—	(7,834)	—	—	(7,834)
Total comprehensive income (loss)	—	—	(25,299)	—	(17,403)	(42,702)
Employee stock-based compensation	—	3,962	—	—	—	3,962
Common stock withheld related to net share settlement of equity awards	—	(198)	—	—	—	(198)
Balances at March 31, 2020	$252	$734,315	$698,292	$(827,381)	$(11,714)	$593,764

Total comprehensive income (loss)	—	—	(49,324)	—	(1,440)	(50,764)
Employee stock-based compensation	—	4,891	—	—	—	4,891
Common stock withheld related to net share settlement of equity awards	—	(50)	—	—	—	(50)
Dividend Equivalents earned on RSU grants	—	—	(59)	—	—	(59)
Balances at June 30, 2020	$252	$739,156	$648,909	$(827,381)	$(13,154)	$547,782

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

3. Joint Venture with Peabody Energy

The Company incurred expenses of $7.9 million and $11.5 million for the three and six months ended June 30, 2020, respectively, associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the Federal Trade Commission blocking the joint venture during the third quarter of 2020. No amounts related to the joint venture were incurred for the three and six months ended June 30, 2021.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded gains of $14.5 million and $23.5 million related to a property insurance recovery at its Mountain Laurel operation during the three and six months ended June 30, 2020, respectively. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. No amounts related to the property insurance recovery were incurred for the three and six months ended June 30, 2021.

5. Asset Impairment and Restructuring

The Company recorded $7.4 million and $13.3 million of employee severance expense related to a voluntary separation plan that was accepted by 53 members of the corporate staff and 201 employees from the Company’s thermal operations during the three and six months ended June 30, 2020. No amounts related to the employee severance expense were incurred for the three and six months ended June 30, 2021.

6. Divestitures

During the second quarter of 2020, various Dal-Tex and Briar Branch properties in West Virginia were sold to Condor Holdings, LLC. No consideration was received for the sale and a gain of $1.4 million was recorded representing the net liabilities sold.

7. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2020	$(3,891)	$(31,459)	$(351)	$(35,701)
Unrealized losses	71	4,404	108	4,583
Amounts reclassified from accumulated other comprehensive income (loss)	1,256	106	(24)	1,338
Balance at June 30, 2021	$(2,564)	$(26,949)	$(267)	$(29,780)

The following amounts were reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2021	2020	2021	2020	Statements of Operations

	(In thousands)
Coal hedges	$—	$196	$—	$196
Interest rate hedges	(632)	(648)	(1,256)	(864)	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$(632)	$(452)	$(1,256)	$(668)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$(590)	$232	$(1,181)	$466	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	43	27	87	54	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	988	134	988	130	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$441	$393	$(106)	$650	Net of tax

Available-for-sale securities [2]	$14	$141	$24	$140	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$14	$141	$24	$140	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs to produce coal.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

8. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Coal	$79,620	$49,436
Repair parts and supplies	82,911	76,572
	$162,531	$126,008

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.7 million at June 30, 2021 and $0.6 million at December 31, 2020.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	June 30, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$11,174	$—	$(91)	$—	$11,083
Corporate notes and bonds	22,349	—	(176)	—	22,173
Total Investments	$33,523	$—	$(267)	$—	$33,256

	December 31, 2020

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$57,299	$11	$(86)	$—	$57,224
Corporate notes and bonds	39,817	1	(277)	—	39,541
Total Investments	$97,116	$12	$(363)	$—	$96,765

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $32.3 million and $45.3 million at June 30, 2021 and December 31, 2020, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $0.0 million and $8.1 million at June 30, 2021 and December 31, 2020, respectively. The unrealized losses in the Company’s portfolio at June 30, 2021 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at June 30, 2021 have maturity dates ranging from the third quarter of 2021 through the first quarter of 2022. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 30 to 35 million gallons of diesel fuel for use in its operations during 2021. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At June 30, 2021, the Company had no heating oil call options outstanding.

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

At June 30, 2021, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2021	2022	Total
Coal sales	535	33	568
Coal purchases	121	33	154

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	June 30, 2021			December 31, 2020
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	—	—		237	—
Coal -- held for trading purposes	5,394	(5,234)		1,914	(1,595)
Coal -- risk management	4,059	(13,059)		1,094	(804)
Total	$9,453	$(18,293)		$3,245	$(2,399)
Total derivatives	$9,453	$(18,293)		$3,245	$(2,399)
Effect of counterparty netting	(9,453)	9,453		(2,392)	2,392
Net derivatives as classified in the balance sheets	$—	$(8,840)	$(8,840)	$853	$(7)	$846

		June 30,	December 31,
		2021	2020
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$—	$853
Coal	Accrued expenses and other current liabilities	(8,840)	(7)
		$(8,840)	$846

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $10.5 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2021	2020	2021	2020
Coal sales	(1)	$—	$440	$—	$(902)
Coal purchases	(2)	—	(439)	—	706
Totals		$—	$1	$—	$(196)

At June 30, 2021, the Company did not have any derivative contracts designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended June 30,

		Gain (Loss) Recognized
		2021	2020
Coal trading — realized and unrealized	(3)	$—	$—
Coal risk management — unrealized	(3)	(8,762)	129
Natural gas trading— realized and unrealized	(3)	—	—
Change in fair value of coal derivatives and coal trading activities, net total		$(8,762)	$129

Coal risk management— realized	(4)	$(651)	$2,756
Heating oil — diesel purchases	(4)	$—	$328

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

Derivatives used in Cash Flow Hedging Relationships (in thousands)

Six Months Ended June 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2021	2020	2021	2020
Coal sales	(1)	$—	$599	$—	$(902)
Coal purchases	(2)	—	(595)	—	706
Totals		$—	$4	$—	$(196)

At June 30, 2021, the Company did not have any derivative contracts designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments (in thousands)

Six Months Ended June 30,

		Gain (Loss) Recognized
		2021	2020
Coal trading— realized and unrealized	(3)	$—	$221
Coal risk management— unrealized	(3)	(9,290)	(911)
Natural gas trading — realized and unrealized	(3)	—	76
Change in fair value of coal derivatives and coal trading activities, net total		$(9,290)	$(614)

Coal risk management — realized	(4)	$(513)	$4,357
Heating oil — diesel purchases	(4)	$—	$(705)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Payroll and employee benefits	$48,230	$39,443
Taxes other than income taxes	52,750	56,232
Interest	3,125	2,795
Workers’ compensation	13,712	15,259
Asset retirement obligations	27,032	27,032
Other	21,438	14,495
	$166,287	$155,256

12. Debt and Financing Arrangements

	June 30,	December 31,
	2021	2020

	(In thousands)
Term loan due 2024 ($287.3 million face value)	$286,638	$288,033
Tax Exempt Bonds ($98.1 million face value)	98,075	53,090
Convertible Debt ($155.3 million face value)	118,394	115,367
Other	43,948	62,695
Debt issuance costs	(11,167)	(10,873)
	535,888	508,312
Less: current maturities of debt	133,812	31,097
Long-term debt	$402,076	$477,215

Term Loan Facility

In 2017, the Company entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other financial institutions from time to time party thereto (collectively, the “Lenders”). The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. The interest rate on the Term Loan Debt Facility is, at the option of Arch Resources, either (i) LIBOR plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%.

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

Accounts Receivable Securitization Facility

On September 30, 2020, the Company amended and extended its existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility reduced the size of the facility from $160 million to $110 million of borrowing capacity and extended the maturity date to September 29, 2023.

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of June 30, 2021, letters of credit totaling $58.3 million were outstanding under the facility with $37.0 million available for borrowings.

Inventory-Based Revolving Credit Facility

On September 30, 2020, Arch Resources amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, plus (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), plus (iii) 100% of Arch Resources’s Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions.

The amendment of the Inventory Facility extended the maturity of the facility to September 29, 2023; eliminated the provision that accelerated maturity upon Liquidity (as defined in the Inventory Facility) falling below a specified level; and reduced the minimum Liquidity requirement from $175 million to $100 million. Additionally, the amendment included provisions that reduce the advance rates for coal inventory and parts and supplies, depending on “Liquidity” as defined as of any date of determination, the sum of, without duplication, (a) unrestricted cash or Permitted Investments as of such date of the Parent and its Subsidiaries (other than the Securitization Subsidiaries and Bonding Subsidiaries) that are not Foreign Subsidiaries, (b) withdrawable funds from brokerage accounts of Borrowers as of such date, (c) Availability as of such date, and (d) any unused commitments that are available to be drawn as of such date by the Parent pursuant to the terms of any Permitted Receivables Financing.

The Company entered into an amendment during the quarter ended June 30, 2021 to temporarily suspend certain of the Liquidity requirements within the existing facility through the filing of the September 2021 borrowing base.

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of June 30, 2021, letters of credit totaling $32.0 million were outstanding under the facility with $18.0 million available for borrowings.

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

Tax Exempt Bonds

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). On March 4, 2021, the Issuer issued an additional $45.0 million of Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds were loaned to the Company pursuant to a Loan Agreement dated as of June 1, as supplemented by a First Amendment to Loan Agreement dated as of March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and the Company. The Tax Exempt Bonds are payable solely from payments to be made by the Company under the Loan Agreement as evidenced by a Note from the Company to the Trustee. The proceeds of the Tax Exempt Bonds are being used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at the Company’s Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds.

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

The Tax Exempt Bonds are subject to redemption (i) in whole or in part at any time on or after January 1, 2025 at the option of the Issuer, upon the Company’s direction at a redemption price of par, plus interest accrued to the redemption date; and (ii) at par plus interest accrued to the redemption date from certain excess Tax Exempt Bonds proceeds as further described in the Indenture of Trust.

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

The Loan Agreement contains customary events of default, subject to customary thresholds and exceptions, including, among other things; (i) nonpayment of principal, purchase price, interest and other fees (subject to certain cure periods); (ii) bankruptcy or insolvency proceedings relating to us; (iii) material inaccuracy of a representation or warranty at the time made; (iv) cross-events of default to indebtedness of at least $50 million; and (v) cross defaults to the Indenture of Trust, the guaranty related to the Tax Exempt Bonds or any related security documents.

As of June 30, 2021, Arch has utilized $91.0 million of the total Tax Exempt Bond proceeds. The remaining $7.1 million is held in trust and is recorded on the balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made.

Convertible Debt

On November 3, 2020, the Company issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes ” or “Convertible Debt”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $5.1 million and cost of a “Capped Call Transaction” as defined below of $17.5 million, were approximately $132.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2021, and will mature on November 15, 2025, unless earlier converted, redeemed or repurchased by the Company.

The Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 26.7917 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $37.325 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes (the "Indenture"). Before July 15, 2025, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after July 15, 2025, noteholders may convert their Convertible Notes at any time until the close of business on the second scheduled trading day immediately before the maturity date.

The conversion rate of the Convertible Notes may be adjusted in certain circumstances, including in connection with a conversion of the Convertible Notes made following certain fundamental changes and under other circumstances set forth in the Indenture. It is the Company’s current intent and policy to settle any conversions of notes through a combination of cash and shares.

The Convertible Notes will be redeemable, in whole and not part, at the Company’s option at any time on or after November 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on: (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling the Convertible Notes for redemption will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time. No sinking fund is provided for the Convertible Notes.

During the second quarter of 2021, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price of $37.325 per share for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the third quarter. Due to the Company’s stated intent to settle the principal value in cash, the liability portion of $114.5 million of the convertible notes was reflected in current maturities of debt on the Company’s Condensed Consolidated Balance Sheet at June 30, 2021.

As of June 30, 2021, all of the Convertible Notes remained outstanding. In addition, from July 1, 2021 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and do not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of June 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $81.8 million.

Total interest expense related to the Convertible Debt for the three months ended June 30, 2021 was $3.8 million and was comprised of $2.0 million related to the contractual interest coupon and $1.8 million related to the amortization of the discount on the liability component. Total interest expense related to the Convertible Debt for the six months ended June 30, 2021 was $7.5 million and was comprised of $4.1 million related to the contractual interest coupon and $3.4 million related to the amortization of the discount on the liability component.

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

Interest Rate Swaps

The Company has entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loan Debt Facility. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company’s Condensed Consolidated Balance Sheet as an asset or liability with the effective portion of the gains or losses reported as a component of accumulated other comprehensive income and the ineffective portion reported in earnings. As interest payments are made on the Term Loan, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the Term Loan equal to the effective yield of the fixed rate of the swap plus 2.75% which is the spread on the revised Term Loan. In the event that an interest rate swap is terminated prior to maturity, gains or losses in accumulated other comprehensive income will remain deferred and be reclassified into earnings in the periods which the hedged forecasted transaction affects earnings.

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of June 30, 2021:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at June 30, 2021 is a liability of $2.6 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $1.3 million and $0.6 million of losses during the three and six months ended June 30, 2021 and June 30, 2020, respectively, related to settlements of the interest rate swaps which were recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

13. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Income tax provision (benefit) at statutory rate	$6,273	$(10,105)	$5,083	$(15,794)
Percentage depletion and other perm items	(4,038)	(11,768)	(2,956)	(5,600)
State taxes, net of effect of federal taxes	1,180	(1,584)	888	(1,502)
Change in valuation allowance	(3,242)	19,531	(2,830)	20,381
Current expense associated with uncertain tax positions	1,848	5,132	2,209	3,101
AMT sequestration refund	—	—	—	(1,171)
Other, net	(15)	—	(11)	—
Provision for (benefit from) income taxes	$2,006	$1,206	$2,383	$(585)

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	June 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$33,256	$11,083	$22,173	$—
Derivatives	—	—	—	—
Total assets	$33,256	$11,083	$22,173	$—
Liabilities:
Derivatives	$11,405	$7,418	$3,987	$—

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

There were no financial instruments categorized as Level 3 instruments at June 30, 2021.

Fair Value of Long-Term Debt

At June 30, 2021 and December 31, 2020, the fair value of the Company’s debt, including amounts classified as current, was $648.3 million and $533.8 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

15. Earnings (Loss) per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units, convertible debt, and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three and six months ending June 30, 2020 were 94,333 and 165,167 shares, respectively.

The following table provides the basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,294	15,145	15,289	15,142
Effect of dilutive securities	1,462	—	1,309	—

Diluted weighted average shares outstanding	16,756	15,145	16,598	15,142

The Company expects to settle the principal amount of Convertible Notes in cash, but settle the conversion premium in shares. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Debt (the “conversion premium”) is considered in the diluted earnings per share calculation. The conversion premium has a potentially dilutive effect on diluted net income per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $37.325 per share for the Convertible Notes. The Company calculates the number of shares needed to satisfy the conversion premium by using an average monthly stock price for each month; and the resulting dilutive impact for the quarter is 1,159,000 shares.

The Capped Call Transaction is anti-dilutive and is excluded from the calculation of diluted earnings per share.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,949	$1,891	$3,898	$3,782
Interest cost(1)	1,111	1,399	2,220	2,798
Net amortization(1)	590	298	1,181	595
Total occupational disease	$3,650	$3,588	$7,299	$7,175
Traumatic injury claims and assessments	1,865	2,100	3,670	4,282
Total workers’ compensation expense	$5,515	$5,688	$10,969	$11,457

(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”

17. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Interest cost(1)	$1,067	$1,483	$2,135	$3,087
Expected return on plan assets(1)	(1,824)	(2,023)	(3,648)	(4,311)
Pension settlement(1)	(988)	(134)	(988)	(130)
Amortization of prior service costs (credits) (1)	(43)	(27)	(87)	(54)
Net benefit credit	$(1,788)	$(701)	$(2,588)	$(1,408)

The following table details the components of other postretirement benefit costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Service cost	$85	$106	$170	$212
Interest cost(1)	528	653	1,056	1,306
Amortization of other actuarial losses (gains)(1)	—	(529)	—	(1,059)
Net benefit cost	$613	$230	$1,226	$459
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
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

19. Segment Information

On December 31, 2020, the Company sold its Viper operation. As a result, the Company revised its reportable segments beginning in the first quarter of 2021 to reflect the manner in which the chief operating decision maker (CODM) views the Company’s businesses going forward for purposes of reviewing performance, allocating resources and assessing future prospects and strategic execution. Prior to the first quarter of 2021, the Company had three reportable segments: MET, Powder River Basin (PRB), and Other Thermal. After the divestment of Viper, the Company has three remaining active thermal mines: West Elk, Black Thunder, and Coal Creek. With two distinct lines of business, metallurgical and thermal, the movement to two segments aligns with how the Company makes decisions and allocates resources. No changes were made to the MET Segment and the three remaining thermal mines are now reported as the “Thermal Segment”. The prior periods have been restated to reflect the change in reportable segments.

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

Reporting segment results for the three and six months ended June 30, 2021 and 2020 are presented below. The

Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

the elimination of intercompany transactions.
			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended June 30, 2021
Revenues	$219,448	$230,759	$182	$450,389
Adjusted EBITDA	61,246	41,772	(36,492)	66,526
Depreciation, depletion and amortization	22,654	4,993	237	27,884
Accretion on asset retirement obligation	507	4,419	511	5,437
Total assets	941,843	191,164	661,939	1,794,946
Capital expenditures	66,823	575	3,801	71,199

Three Months Ended June 30, 2020
Revenues	$138,951	$174,393	$6,177	$319,521
Adjusted EBITDA	20,910	(10,114)	(21,528)	(10,732)
Depreciation, depletion and amortization	22,289	7,616	262	30,167
Accretion on asset retirement obligation	486	3,842	658	4,986
Total assets	740,451	356,228	705,710	1,802,389
Capital expenditures	57,514	2,100	1,258	60,872

Six Months Ended June 30, 2021
Revenues	$398,231	$408,297	$1,404	$807,932
Adjusted EBITDA	102,843	54,853	(60,273)	97,423
Depreciation, depletion and amortization	43,536	9,682	463	53,681
Accretion on asset retirement obligation	1,016	8,837	1,021	10,874
Total assets	941,843	191,164	661,939	1,794,946
Capital expenditures	142,843	864	4,250	147,957

Six Months Ended June 30, 2020
Revenues	$321,605	$384,589	$18,559	$724,753
Adjusted EBITDA	63,630	(12,016)	(49,431)	2,183
Depreciation, depletion and amortization	44,807	15,161	1,507	61,475
Accretion on asset retirement obligation	972	7,685	1,335	9,992
Total assets	740,451	356,228	705,710	1,802,389
Capital expenditures	136,162	8,813	3,586	148,561

A reconciliation of net income (loss) to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$27,866	$(49,324)	$21,824	$(74,623)
Provision for (benefit from) income taxes	2,006	1,206	2,383	(585)
Interest expense, net	2,794	1,730	6,595	3,859
Depreciation, depletion and amortization	27,884	30,167	53,681	61,475
Accretion on asset retirement obligations	5,437	4,986	10,874	9,992
Costs related to proposed joint venture with Peabody Energy	—	7,851	—	11,515
Asset impairment and restructuring	—	7,437	—	13,265
Gain on property insurance recovery related to Mountain Laurel longwall	—	(14,518)	—	(23,518)
Gain on divestitures	—	(1,369)	—	(1,369)
Non-service related pension and postretirement benefit costs	539	1,102	2,066	2,198
Reorganization items, net	—	—	—	(26)
Adjusted EBITDA	$66,526	$(10,732)	$97,423	$2,183
EBITDA from idled or otherwise disposed operations	3,997	2,696	7,563	7,795
Selling, general and administrative expenses	24,119	19,738	45,599	42,483
Other	8,376	(906)	7,112	(847)
Segment Adjusted EBITDA from coal operations	$103,018	$10,796	$157,697	$51,614

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2021
North America revenues	$47,290	$200,239	$182	$247,711
Seaborne revenues	172,158	30,520	—	202,678

Total revenues	$219,448	$230,759	$182	$450,389

Three Months Ended June 30, 2020
North America revenues	$40,137	$164,245	$6,177	$210,559
Seaborne revenues	98,814	10,148	—	108,962

Total revenues	$138,951	$174,393	$6,177	$319,521
Six Months Ended June 30, 2021
North America revenues	$72,127	$364,450	$1,404	$437,981
Seaborne revenues	326,104	43,847	—	369,951

Total revenues	$398,231	$408,297	$1,404	$807,932

Six Months Ended June 30, 2020
North America revenues	$69,860	$371,108	$18,559	$459,527
Seaborne revenues	251,745	13,481	—	265,226

Total revenues	$321,605	$384,589	$18,559	$724,753

As of June 30, 2021, the Company has outstanding performance obligations for the remainder of 2021 of 31.3 million tons of fixed price contracts and 4.4 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2021 of approximately 52.9 million tons of fixed price contracts and 1.3 million tons of variable price contracts.

21. Leases

The Company has operating and financing leases for mining equipment, office equipment, office space and transloading terminals with remaining lease terms ranging from less than one year to approximately six years. Some of these leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to combine these components for all leases. As most of the leases do not provide an implicit rate, the Company calculated the “right-of-use” (“ROU”) assets and lease liabilities using its secured incremental borrowing rate at the lease commencement date.

As of June 30, 2021 and December 31, 2020, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		June 30,	December 31,
		2021	2020
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$15,744	$17,069
Financing lease right-of-use assets	Other noncurrent assets	4,863	5,512
Total Lease Assets		$20,607	$22,581

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$888	$860
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,486	2,454
Financing lease liabilities - long-term	Other noncurrent liabilities	4,563	5,014
Operating lease liabilities - long-term	Other noncurrent liabilities	13,942	15,278
		$21,879	$23,606

Weighted average remaining lease term in years
Operating leases		5.49
Finance leases		3.75

Weighted average discount rate
Operating leases		5.5%
Finance leases		6.4%

Information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$846	$905	$1,692	$1,928
Operating cash flows from operating leases	826	885	1,686	1,927

Financing lease information:
Financing lease cost	$393	$393	$786	$393
Operating cash flows from financing leases	303	303	606	303

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2021	$1,681	$606
2022	3,317	1,210
2023	3,285	1,210
2024	3,200	1,210
2025	3,185	2,111
Thereafter	4,613	—
Total minimum lease payments	$19,281	$6,347
Less imputed interest	(2,853)	(896)

Total lease liabilities	$16,428	$5,451

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

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global level pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures included, but were not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bath rooms, bath houses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. During the second quarter of 2021, as infection rates declined and vaccination rates increased among our workforce, we modified our COVID-19 response procedures in alignment with CDC guidelines along with state and local mandates. These modifications include, increasing allowed meeting sizes, business travel, and contractor access to our properties. We plan to continually evaluate these policies and procedures, in accordance with CDC, state, and local guidelines, and make any necessary adjustments to respond to the particular circumstances in the areas in which we operate.

We recognize that the COVID-19 outbreak and responses thereto also continue to impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations and continue our Leer South development. Our customers have reacted, and continue to react, in various ways and to varying degrees to changes in demand for their products. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the second quarter of 2021 benefited from continued improvement in metallurgical and thermal coal markets. During the second quarter of 2021, global economic growth continued to accelerate as increased availability of vaccines for COVID-19 has allowed the relaxation of restrictions in some jurisdictions around the world, particularly domestically. While some countries, like India, increased restrictions to combat localized increases in COVID-19 infection rates during the second quarter of 2021, these events did not have a negative impact on our business.

Throughout the second quarter of 2021, domestic steel prices remained at historically high levels and international steel prices remained at levels that allow steel producers to generate healthy margins. However, the return of overall industrial production to pre-COVID-19 levels remains a lengthy process and, as we saw in the fourth quarter of 2020, is subject to setbacks should COVID-19, or its variants, become resurgent. Despite increased coking coal prices, North American coking coal supply remains somewhat constrained compared to pre-COVID-19 levels. Much previously curtailed production has returned, and some new supplies have been added to the market. However, some of the high cost coking coal mine idlings announced during 2020 remain in place, and new supply disruptions also constrain supply. The duration of specific supply disruptions is unknown, but even with the recent strengthening of coking coal prices, we believe that under investment in the sector in recent years will constrain any supply response. Longer term, we believe continued limited global capital investment in new coking coal production capacity, economic pressure on higher cost production sources, normal reserve depletion, and accelerating economic growth will provide support to coking coal markets as demand continues to return to the steel production supply chain.

During the fourth quarter of 2020, a major political dispute that manifested itself as a trade dispute escalated between China, a major importer of coking coal, and Australia, the world’s largest exporter of coking coal. Specifically, China has effectively banned the import of coking coal, among other export products, from Australia. Historical trade patterns remain disrupted, and pricing volatility continues as new trade patterns emerge in the international coking coal markets. Indices for United States (US) East Coast coking coal continued to increase during the second quarter of 2021, as strong demand, including from China, had a positive impact on these markets. Australian Premium Low Volatile (“PLV”) coking coal prices began the quarter well below US East Coast prices, but have recently increased significantly as demand outside of China has increased. Uncertainty and volatility in pricing and pricing relationships are likely until the larger political dispute between China and Australia is settled. While most of our committed but unpriced coking coal volume is linked to the United States East Coast indices, we do have some volume of committed but unpriced coking coal linked to the PLV or other Asia/Pacific indices for 2021.

Domestic thermal coal consumption increased in the second quarter of 2021, compared to the second quarter of 2020, due to increased natural gas prices and economic recovery. Long term, thermal coal demand remains pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. However, increased natural gas prices led to increases in the percentage of coal fired generation to total generation in the second quarter of 2021 compared to the second quarter of 2020. We believe coal generator stockpiles likely declined during the current quarter, but expect they have remained above historical averages based on days of burn. During the second quarter of 2021, international thermal coal market pricing increased to decadal highs that economically support exports from our thermal operations. We have layered in additional thermal export commitments for the current year. While we are currently seeing improvement in thermal coal demand due to accelerating economic growth and elevated natural gas pricing, longer term we expect domestic and global thermal markets to remain challenged.

On September 29, 2020, the U.S. District Court ruled against our proposal with Peabody to form a joint venture that would have combined our Powder River Basin and Colorado mining operations with Peabody’s, and we subsequently announced the termination of our joint venture efforts. We continue to pursue other strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. In particular, during the first half of 2021, we have completed approximately $25.8 million of Asset Retirement Obligation (ARO) work at these operations, compared to approximately $2.0 million in the first half of 2020. We are also planning to establish self-funding mechanisms for these long-term reclamation liabilities at those operations. Operationally, we will maintain our focus on aligning our thermal production rates with the secular decline in domestic thermal coal demand, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to short-term market fluctuations as we have done in the current quarter. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$450,389	$319,521	$130,868
Tons sold	17,214	13,258	3,956

On a consolidated basis, coal sales in the second quarter of 2021 were approximately $130.9 million, or 41.0%, more than in the second quarter of 2020, while tons sold increased approximately 4.0 million tons, or 29.8%. Coal sales from Metallurgical operations increased approximately $80.5 million due to increased pricing and volume. Thermal coal sales increased approximately $56.4 million, primarily due to increased volume. In the prior year quarter, our Viper operation, which was sold in December 2020, provided approximately $7.2 million in coal sales and 0.2 million tons sold. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$355,329	$316,348	$(38,981)
Depreciation, depletion and amortization	27,884	30,167	2,283
Accretion on asset retirement obligations	5,437	4,986	(451)
Change in fair value of coal derivatives and coal trading activities, net	8,762	(129)	(8,891)
Selling, general and administrative expenses	24,119	19,738	(4,381)
Costs related to proposed joint venture with Peabody Energy	—	7,851	7,851
Asset impairment and restructuring	—	7,437	7,437
Gain on property insurance recovery related to Mountain Laurel longwall	—	(14,518)	(14,518)
Gain on divestitures	—	(1,369)	(1,369)
Other operating income, net	(4,347)	(5,704)	(1,357)
Total costs, expenses and other	$417,184	$364,807	$(52,377)

Cost of sales. Our cost of sales for the second quarter of 2021 increased approximately $39.0 million, or 12.3%, versus the second quarter of 2020. In the prior year quarter, our Viper operation, which was sold in December 2020, accounted for approximately $11.6 million in cost of sales. The increase in cost of sales at ongoing operations consists of increased transportation costs of approximately $21.9 million, increased operating taxes and royalties of approximately $16.1 million, increased compensation costs of approximately $11.3 million, a small decrease in coal inventory valuation versus an increase in the prior year quarter impacting cost of sales approximately $10.7 million, and increased repairs and supplies costs of approximately $8.4 million. These cost increases were partially offset by an increase in credit for ARO reclamation work completed primarily at our Thermal operations of approximately $13.1 million and a decrease in purchased coal cost of approximately $7.0 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The decrease in depreciation, depletion, and amortization in the second quarter of 2021 versus the second quarter of 2020 is primarily due to the reduced depreciation expense relating to the asset impairment we recorded in the third quarter of 2020 in our Thermal segment of approximately $2.6 million.

Accretion on asset retirement obligations. The increase in accretion expense in the second quarter of 2021 versus the second quarter of 2020 is primarily related to the changes in the planned timing of reclamation work to be completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The cost in the second quarter of 2021 and the benefit in the second quarter of 2020 are primarily related to mark-to-market gains/losses on coal derivatives into which we had entered to hedge our price risk for planned international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the second quarter of 2021 increased versus the second quarter of 2020 due to increased compensation costs of approximately $4.4 million, primarily related to higher incentive compensation accruals recorded in the second quarter of 2021.

Costs related to proposed joint venture with Peabody Energy. We incurred expenses of $7.9 million in the second quarter of 2020 associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties following the Federal Trade Commission’s successful lawsuit to block the joint venture.

Asset impairment and restructuring. We recorded $7.4 million of employee severance expense related to a voluntary separation plan that was accepted by 201 employees from our Thermal operations during the second quarter of 2020.

Gain on property insurance recovery related to Mountain Laurel longwall. We recorded a $14.5 million gain related to a property insurance recovery on the longwall shields at our Mountain Laurel operation during the second quarter of 2020.

Gain on divestitures. We recorded a $1.4 million gain on the sale of our idle Dal-Tex and Briar Branch properties during the second quarter of 2020.

Other operating income, net. The decrease in other operating income, net in the second quarter of 2021 versus the second quarter of 2020 consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $3.4 million, partially offset by increased income from equity investments of approximately $1.6 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(539)	$(1,102)	$563

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the second quarter of 2021 versus the second quarter of 2020 is primarily due to the increased pension settlement recorded in the second quarter of 2021, partially offset by the postretirement benefit gain amortization in the second quarter of 2020.

Provision for income taxes. The following table summarizes our provision for income taxes during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for income taxes	$2,006	$1,206	$(800)

See Note 13, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Six Months Ended June 30, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$807,932	$724,753	$83,179
Tons sold	31,257	30,239	1,018

On a consolidated basis, coal sales in the first half of 2021 were approximately $83.2 million, or 11.5%, more than in the first half of 2020, while tons sold increased approximately 1.0 million, tons or 3.4%. Coal sales from Metallurgical operations increased approximately $76.6 million due to increased pricing and volume. Thermal coal sales increased approximately $23.7 million due to increased pricing and volume. In the prior year period, our Viper operation, which was sold in December 2020, provided approximately $17.1 million in coal sales and 0.4 million tons sold. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$665,235	$691,347	$26,112
Depreciation, depletion and amortization	53,681	61,475	7,794
Accretion on asset retirement obligations	10,874	9,992	(882)
Change in fair value of coal derivatives and coal trading activities, net	9,290	614	(8,676)
Selling, general and administrative expenses	45,599	42,483	(3,116)
Costs related to proposed joint venture with Peabody Energy	—	11,515	11,515
Asset impairment and restructuring	—	13,265	13,265
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	(23,518)
Gain on divestitures	—	(1,369)	(1,369)
Other operating income, net	(9,615)	(11,874)	(2,259)
Total costs, expenses and other	$775,064	$793,930	$18,866

Cost of sales. Our cost of sales for the first half of 2021 decreased approximately $26.1 million, or 3.8%, versus the first half of 2020. In the prior year period, our Viper operation, which was sold in December 2020, accounted for approximately $22.1 million in cost of sales. The decrease in cost of sales at ongoing operations consists of an increase in credit for ARO reclamation work completed primarily at our Thermal operations of approximately $22.3 million, a decrease in purchased coal cost of approximately $13.9 million, and reduced repairs and supplies costs of approximately $13.3 million. These cost decreases were partially offset by increased transportation costs of approximately $25.3 million, increased operating taxes and royalties of approximately $10.6 million, and increased compensation costs of approximately $5.1 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The decrease in depreciation, depletion, and amortization in the first half of 2021 versus the first half of 2020 is primarily due to the reduced depreciation expense relating to the asset impairment we recorded in the third quarter of 2020 in our Thermal segment of approximately $5.5 million and reduced depletion expense from lower depletion rates in our Metallurgical segment of approximately $1.3 million.

Accretion on asset retirement obligations. The increase in accretion expense in the first half of 2021 versus the first half of 2020 is primarily related to the changes in the planned timing of reclamation work to be completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The cost in both the first half of 2021 and 2020 is primarily related to mark-to-market gains/losses on coal derivatives into which we had entered to hedge our price risk for planned international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first half of 2021 increased versus the first half of 2020 due to increased compensation costs of approximately $3.5 million, primarily related to higher incentive compensation accruals recorded in the first half of 2021.

Costs related to proposed joint venture with Peabody Energy. During the first half of 2020 we incurred expenses of $11.5 million associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties following the Federal Trade Commission’s successful lawsuit to block the joint venture.

Asset impairment and restructuring. During the first half of 2020 we recorded $13.3 million of employee severance expense related to voluntary separation plans that were accepted by 53 employees of the corporate staff and 201 employees of our Thermal operations.

Gain on property insurance recovery related to Mountain Laurel longwall. During the first half of 2020, we recorded a $23.5 million benefit from insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation.

Gain on divestitures. During the first half of 2020, we recorded a $1.4 million gain on the sale of our idle Dal-Tex and Briar Branch properties.

Other operating income, net. The decrease in other operating income, net in the first half of 2021 versus the first half of 2020 consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $4.9 million, partially offset by increased income from equity investments of approximately $2.2 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(2,066)	$(2,198)	$132
Reorganization items, net	—	26	(26)
Total nonoperating expenses	$(2,066)	$(2,172)	$106

Non-service related pension and postretirement benefit costs. The reduction in non-service related pension and postretirement benefit costs in the first half of 2021 versus the first half of 2020 is primarily due to the increased pension settlement recorded in the first half of 2021, partially offset by the postretirement benefit gain amortization in the first half of 2020.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$2,383	$(585)	$(2,968)

See Note 13, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three and Six Months Ended June 30, 2021 and 2020

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

The following table shows results by operating segment for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Metallurgical
Tons sold (in thousands)	2,007	1,475	532	3,727	3,254	473
Coal sales per ton sold	$89.71	$76.17	$13.54	$86.97	$79.55	$7.42
Cash cost per ton sold	$59.37	$61.95	$2.58	$59.49	$60.02	$0.53
Cash margin per ton sold	$30.34	$14.22	$16.12	$27.48	$19.53	$7.95
Adjusted EBITDA (in thousands)	$61,246	$20,910	$40,336	$102,843	$63,630	$39,213
Thermal
Tons sold (in thousands)	15,204	11,603	3,601	27,496	26,518	978
Coal sales per ton sold	$13.50	$13.87	$(0.37)	$13.35	$13.61	$(0.26)
Cash cost per ton sold	$10.88	$14.86	$3.98	$11.46	$14.18	$2.72
Cash margin per ton sold	$2.62	$(0.99)	$3.61	$1.89	$(0.57)	$2.46
Adjusted EBITDA (in thousands)	$41,772	$(10,114)	$51,886	$54,853	$(12,016)	$66,869

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and six months ended June 30, 2021 increased from the three and six months ended June 30, 2020 due to increased sales volume and prices, and decreased cash cost of sales per ton. The improvement in the current year periods over the prior year periods is largely due to the difference in trajectory of the COVID-19 pandemic during the respective periods in time. During the first half of 2021, increasing vaccine availability and decreasing infection rates led to accelerating economic growth, improving prompt coking coal index prices, and increasing steel demand and pricing. In contrast, during the first half of 2020, coking coal prices fell as large scale industrial shutdowns were initiated in response to the emergence of COVID-19.

As of the end of the second quarter of 2021, our Leer South longwall development project remains on schedule, with initial longwall production anticipated in August of 2021. All primary longwall equipment has been delivered to the mine site, and we are currently in the planned thirty day shutdown required for the final tie in of the new longwall operation to the surface coal preparation and loading facilities. The addition of this second longwall operation to our Metallurgical Segment is expected to significantly increase our volumes and strengthen our low average segment cost structure.

Our Metallurgical segment sold 1.8 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2021, compared to 1.3 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended June 30, 2020. In the six months ended June 30, 2021, we sold 3.3 million tons of coking coal and 0.4 million tons of associated thermal coal compared to 2.8 million tons of coking coal and 0.4 million tons of associated thermal coal in the six months ended June 30, 2020. Longwall operations accounted for approximately 64% and 61% of our shipment volume in the three and six months ended June 30, 2021, respectively, compared to approximately 56% and 61% of our shipment volume in the three and six months ended June 30, 2020, respectively.

Thermal — Adjusted EBITDA for the three and six months ended June 30, 2021 increased versus the three and six months ended June 30, 2020, due to increased sales volume and decreased cash cost per ton sold, partially offset by decreased coal sales per ton sold. The improvement in the current year periods over the prior year periods is largely due to increased domestic utility coal burn, resulting from higher natural gas pricing and improved economic growth. The reduction in both coal sales per ton sold and cash cost per ton sold is driven by the increased percentage of volume from our lower cost and lower priced Black Thunder operation. Our cash cost per ton sold also benefited from our operational flexibility to take advantage of increasing demand, despite the substantial progress we have made on our efforts to align production levels with the secular decline in domestic thermal coal demand. Also, contributing to the decreases in cost and price is the inclusion of approximately 0.4 million tons sold from our former Viper operation in the six months ended June 30, 2020. During the first half of 2021, we completed approximately $25.8 million of ARO work at our current Thermal operations, compared to $2.0 million during the first half of 2020.

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

			Idle and
Three Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$219,448	$230,759	$182	$450,389
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	—	651	—	651
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	181	181
Transportation costs	39,348	24,899	1	64,248
Non-GAAP Segment coal sales revenues	$180,100	$205,209	$—	$385,309
Tons sold	2,007	15,204
Coal sales per ton sold	$89.71	$13.50

			Idle and
Three Months Ended June 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$138,951	$174,393	$6,177	$319,521
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(259)	(2,486)	—	(2,745)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	6,143	6,143
Transportation costs	26,848	15,950	34	42,832
Non-GAAP Segment coal sales revenues	$112,362	$160,929	$—	$273,291
Tons sold	1,475	11,603
Coal sales per ton sold	$76.17	$13.87

			Idle and
Six Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$398,231	$408,297	$1,404	$807,932
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(690)	1,203		513
Coal sales revenues from idled or otherwise disposed operations not included in segments			1,397	1,397
Transportation costs	74,837	40,065	7	114,909
Non-GAAP Segment coal sales revenues	$324,084	$367,029	$—	$691,113
Tons sold	3,727	27,496
Coal sales per ton sold	$86.97	$13.35

			Idle and
Six Months Ended June 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$321,605	$384,589	$18,559	$724,753
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(520)	(3,814)	—	(4,334)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	18,492	18,492
Transportation costs	63,236	27,423	67	90,726
Non-GAAP Segment coal sales revenues	$258,889	$360,980	$—	$619,869
Tons sold	3,254	26,518
Coal sales per ton sold	$79.55	$13.61

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

			Idle and
Three Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$158,539	$190,245	$6,545	$355,329
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	39,348	24,899	1	64,248
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,354	4,354
Other (operating overhead, certain actuarial, etc.)	—	—	2,190	2,190
Non-GAAP Segment cash cost of coal sales	$119,191	$165,346	$—	$284,537
Tons sold	2,007	15,204
Cash Cost Per Ton Sold	$59.37	$10.88

			Idle and
Three Months Ended June 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$118,238	$187,408	$10,702	$316,348
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,011)	—	(1,011)
Transportation costs	26,848	15,950	34	42,832
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	9,068	9,068
Other (operating overhead, certain actuarial, etc.)	—	—	1,600	1,600
Non-GAAP Segment cash cost of coal sales	$91,390	$172,469	$—	$263,859
Tons sold	1,475	11,603
Cash Cost Per Ton Sold	$61.95	$14.86

			Idle and
Six Months Ended June 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$296,541	$355,185	$13,509	$665,235
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	74,837	40,065	7	114,909
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	9,572	9,572
Other (operating overhead, certain actuarial, etc.)	—	—	3,930	3,930
Non-GAAP Segment cash cost of coal sales	$221,704	$315,120	$—	$536,824
Tons sold	3,727	27,496
Cash Cost Per Ton Sold	$59.49	$11.46

			Idle and
Six Months Ended June 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$258,570	$401,793	$30,984	$691,347
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,698)	—	(1,698)
Transportation costs	63,237	27,423	67	90,727
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	26,954	26,954
Other (operating overhead, certain actuarial, etc.)	—	—	3,963	3,963
Non-GAAP Segment cash cost of coal sales	$195,333	$376,068	$—	$571,401
Tons sold	3,254	26,518
Cash Cost Per Ton Sold	$60.02	$14.18

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$27,866	$(49,324)	$21,824	$(74,623)
Provision for (benefit from) income taxes	2,006	1,206	2,383	(585)
Interest expense, net	2,794	1,730	6,595	3,859
Depreciation, depletion and amortization	27,884	30,167	53,681	61,475
Accretion on asset retirement obligations	5,437	4,986	10,874	9,992
Costs related to proposed joint venture with Peabody Energy	—	7,851	—	11,515
Asset impairment and restructuring	—	7,437	—	13,265
Gain on property insurance recovery related to Mountain Laurel longwall	—	(14,518)	—	(23,518)
Gain on divestitures	—	(1,369)	—	(1,369)
Non-service related pension and postretirement benefit costs	539	1,102	2,066	2,198
Reorganization items, net	—	—	—	(26)
Adjusted EBITDA	66,526	(10,732)	97,423	2,183
EBITDA from idled or otherwise disposed operations	3,997	2,696	7,563	7,795
Selling, general and administrative expenses	24,119	19,738	45,599	42,483
Other	8,376	(906)	7,112	(847)
Segment Adjusted EBITDA from coal operations	$103,018	$10,796	$157,697	$51,614

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

On March 7, 2017, we entered into a senior secured term loan credit agreement in an aggregate principal amount of $300 million (the “Term Loan Debt Facility”) with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions from time to time party thereto. The Term Loan Debt Facility was issued at 99.50% of the face amount and will mature on March 7, 2024. The term loans provided under the Term Loan Debt Facility (the “Term Loans”) are subject to quarterly principal amortization payments in an amount equal to $750,000. Proceeds from the Term Loan Debt Facility were used to repay all outstanding obligations under our previously existing term loan credit agreement, dated as of October 5, 2016. The interest rate on the Term Loan is, at our option, either (i) the London interbank offered rate (“LIBOR”) plus an applicable margin of 2.75%, subject to a 1.00% LIBOR floor, or (ii) a base rate plus an applicable margin of 1.75%. For further information regarding the Term Loan Debt Facility, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

We have entered into a series of interest rate swaps to fix a portion of the LIBOR interest payments due under the Term Loans. As interest payments are made on the Term Loans, amounts in accumulated other comprehensive income will be reclassified into earnings through interest expense to reflect a net interest on the Term Loans equal to the effective yield of the fixed rate of the swap plus 2.75%, which is the spread on the Term Loans as amended. For further information regarding the interest rate swaps, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we extended and amended our existing trade accounts receivable securitization facility provided to Arch Receivable Company, LLC, a special-purpose entity that is a wholly owned subsidiary of Arch Resources (“Arch Receivable”) (the “Securitization Facility”), which supports the issuance of letters of credit and requests for cash advances. The amendment to the Securitization Facility reduced the facility size from $160 million to $110 million and extended the maturity date to September 29, 2023. For further information regarding the Securitization Facility see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On September 30, 2020, we amended the senior secured inventory-based revolving credit facility in an aggregate principal amount of $50 million (the “Inventory Facility”) with Regions Bank (“Regions”) as administrative agent and collateral agent, as lender and swingline lender (in such capacities, the “Lender”) and as letter of credit issuer. Availability under the Inventory Facility is subject to a borrowing base consisting of (i) 85% of the net orderly liquidation value of eligible coal inventory, plus (ii) the lesser of (x) 85% of the net orderly liquidation value of eligible parts and supplies inventory and (y) 35% of the amount determined pursuant to clause (i), plus (iii) 100% of our Eligible Cash (defined in the Inventory Facility), subject to reduction for reserves imposed by Regions. The amendment of the Inventory Facility extended the maturity date to September 29, 2023, eliminated the provision that accelerated maturity of the facility upon falling below a specified level of liquidity, and reduced the minimum liquidity requirement from $175 million to $100 million. Additionally, the amendment includes provisions that reduce the advance rates for coal inventory and parts and supplies, depending on liquidity. During the second quarter of 2021, we entered into an amendment to temporarily suspend certain of the Liquidity requirements within the existing facility through the filing of the September 2021 borrowing base. For further information regarding the Inventory Facility, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). As a follow-on to our $53.1 million offering, on March 4, 2021, the Issuer issued an additional $45.0 million in Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds are loaned to us as we make qualifying expenditures pursuant to a Loan Agreement dated as of June 1, 2020, as supplemented by a First Amendment to the Loan Agreement dated March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and us. The Tax Exempt Bonds are payable solely from payments to be made by us under the Loan Agreement as evidenced by a Note from us to the Trustee. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to issuance of the Tax Exempt Bonds. As of June 30, 2021, we have received $91.0 million of the total Tax Exempt Bonds proceeds. The remaining $7.1 million is held in trust and is recorded on our balance sheet as restricted cash. The remainder of the funds will be released as qualified expenditures are made. For further information regarding the Tax Exempt Bonds, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

In November, 2020, we issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $5.1 million and cost of a capped call transaction of $17.5 million, were approximately $132.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2025, unless earlier converted, redeemed or repurchased by us.

During the second quarter of 2021, the common stock price condition of the Convertible Notes was satisfied, as the closing stock price exceeded 130% of the conversion price of approximately $37.325 for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are convertible at the election of the noteholders during the third quarter, and due to our stated intent to settle the principal value in cash, the liability portion of $114.5 million of the Convertible Notes was reflected in current maturities of debt on our Condensed Consolidated Balance Sheet at June 30, 2021. As of the date of this Quarterly Report on Form 10-Q, we have not received any conversion requests for the Convertible Notes and do not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of June 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $81.8 million. For further information regarding the Convertible Notes and the capped call transactions, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion of which we have used $827.4 million. During the three months ended June 30, 2021, we did not repurchase any shares of our stock. On April 23, 2020 we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 virus and the steps being taken to control the virus. During the three months ended June 30, 2021, we did not pay any dividends on shares of our stock. The timing and amount of any future dividends or of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements.

On June 30, 2021 we had total liquidity of approximately $242 million, including $187 million in unrestricted cash and equivalents, and short-term investments in debt securities, with the remainder provided by availability under our credit facilities, and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of June 30, 2021:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$95,300	$58,323	$36,977	September 29, 2023
Inventory Facility	50,000	50,000	31,950	18,050	September 29, 2023
Total	$160,000	$145,300	$90,273	$55,027

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
(In thousands)
Cash provided by (used in):
Operating activities	$26,109	$25,922
Investing activities	(80,771)	(58,292)
Financing activities	21,837	29,372

Cash Flow

Cash provided by operating activities increased slightly in the six months ended June 30, 2021 versus the six months ended June 30, 2020 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, partially offset by a greater increase in working capital requirements of approximately $61 million in the current year period, primarily in receivables; receipt of an approximately $38 million income tax refund in the prior year period; and an increase in reclamation work completed of approximately $22 million in the current year period.

Cash used in investing activities increased in the six months ended June 30, 2021 versus the six months ended June 30, 2020 primarily due to the approximately $24 million in property insurance proceeds received on our Mountain Laurel longwall claim in the six months ended June 30, 2020. Capital spending in the six months ended June 30, 2021 includes approximately $110 million related to our Leer South mine development and approximately $14 million in capitalized interest.

Cash provided by financing activities decreased in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to proceeds of approximately $54 million from our Equipment Financing in the first half of 2020 and approximately $5 million more in net payments on other debt in the first half of 2021, partially offset by approximately $45 million in proceeds from our follow on issuance of Tax Exempt Bonds in the first half of 2021 and a dividend payment of approximately $8 million in the first half of 2020. For further information regarding the Equipment Financing arrangement and Tax Exempt Bonds, see Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We manage our commodity price risk for our non-trading, thermal coal sales through the use of long-term coal supply agreements, and to a limited extent, through the use of derivative instruments. Sales commitments in the metallurgical coal market are typically not long term in nature, and we are therefore subject to fluctuations in market pricing.

Our sales commitments for 2021 were as follows as of June 30, 2021:

	2021
	Tons	$per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$90.79
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	3.1	97.00
Committed, Seaborne Unpriced Coking	2.2

Committed, Priced Thermal	0.7	21.98
Committed, Unpriced Thermal	0.2

Thermal
Committed, Priced	56.6	$13.39
Committed, Unpriced	1.2

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers. We may sell or purchase forward contracts, swaps and options in the over-the-counter market in order to manage its exposure to price risk related to these items.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2021, of our $584.5 million principal amount of debt outstanding, approximately $287.3 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at June 30, 2021, because we have fixed a significant portion of the LIBOR portion of the interest rate on our Term Loans using interest rate swaps. As of June 30, 2021, the LIBOR rate was well below the 1% floor established in our Term Loan Debt Facility. See Note 12, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements for additional information on the interest rate swaps.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended June 30, 2021.

As of June 30, 2021, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Item 6. Exhibits

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

10.8

Fourth Amendment to Credit Agreement dated May 27, 2021, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent.

10.9

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

10.11

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

10.12

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

10.13

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

10.14

Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of December 4, 2020 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers (incorporated by reference to Exhibit 10.13 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended March 31, 2021).

10.15

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

10.17

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

10.22

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

10.24

Warrant Agreement, dated as of October 5, 2016, between Arch Resources, Inc. and American Stock Transfer & Trust Company, LLC, as Warrant Agent (incorporated by reference to Exhibit 10.5 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.25

Indemnification Agreement between Arch Resources, Inc. and the directors and officers of Arch Resources, Inc. and its subsidiaries (form) (incorporated by reference to Exhibit 10.6 of Arch Resources’s Current Report on Form 8-K filed on October 11, 2016).

10.26

Registration Rights Agreement between Arch Resources, Inc. and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016)

10.27

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.28

Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated by reference to Exhibit 10.20 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.29

Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated by reference to Exhibit 10.21 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.30

Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated by reference to Exhibit 10.22 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.31

Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated by reference to Exhibit 10.23 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.32

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.33

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

10.34

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.35*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.36*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.37	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.38*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.39*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.40*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.41*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.42

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.43

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.44*

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (1) Condensed Consolidated Statement of Operations, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

July 27, 2021