Form 10-Q
period 2021-09-30
ARCH RESOURCES, INC.
filed 2021-10-26
CIK 1037676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

At October 18, 2021 there were 15,316,069 shares of the registrant’s common stock outstanding.

Part I

FINANCIAL INFORMATION

Item 1.Financial Statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Revenues	$594,412	$382,261	$1,402,345	$1,107,014
Costs, expenses and other operating
Cost of sales (exclusive of items shown separately below)	423,826	345,539	1,089,061	1,036,886
Depreciation, depletion and amortization	30,760	32,630	84,441	94,105
Accretion on asset retirement obligations	5,437	4,947	16,311	14,939
Change in fair value of coal derivatives and coal trading activities, net	19,641	2,649	28,931	3,263
Selling, general and administrative expenses	21,081	21,541	66,679	64,024
Costs related to proposed joint venture with Peabody Energy	—	4,423	—	15,938
Asset impairment and restructuring	—	163,106	—	176,371
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	—	(23,518)
Gain on divestitures	—	—	—	(1,369)
Other operating income, net	(1,731)	(4,894)	(11,344)	(16,768)
	499,014	569,941	1,274,079	1,363,871

Income (loss) from operations	95,398	(187,680)	128,266	(256,857)

Interest expense, net
Interest expense	(6,151)	(2,989)	(13,220)	(9,900)
Interest and investment income	—	459	474	3,511
	(6,151)	(2,530)	(12,746)	(6,389)

Income (loss) before nonoperating expenses	89,247	(190,210)	115,520	(263,246)

Nonoperating (expenses) income
Non-service related pension and postretirement benefit costs	(1,186)	(878)	(3,252)	(3,076)
Reorganization items, net	—	—	—	26
	(1,186)	(878)	(3,252)	(3,050)

Income (loss) before income taxes	88,061	(191,088)	112,268	(266,296)
Provision for (benefit from) income taxes	(1,082)	379	1,301	(206)
Net income (loss)	$89,143	$(191,467)	$110,967	$(266,090)

Net income (loss) per common share
Basic earnings (loss) per share	$5.83	$(12.64)	$7.26	$(17.57)
Diluted earnings (loss) per share	$4.92	$(12.64)	$6.49	$(17.57)

Weighted average shares outstanding
Basic weighted average shares outstanding	15,302	15,147	15,293	15,144
Diluted weighted average shares outstanding	18,105	15,147	17,101	15,144
Dividends declared per common share	$—	$—	$—	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net income (loss)	$89,143	$(191,467)	$110,967	$(266,090)

Derivative instruments
Comprehensive income (loss) before tax	299	476	1,626	(1,830)
Income tax benefit (provision)	—	—	—	—
	299	476	1,626	(1,830)
Pension, postretirement and other post-employment benefits
Comprehensive income (loss) before tax	2,189	4,164	6,698	(12,439)
Income tax benefit (provision)	—	—	—	—
	2,189	4,164	6,698	(12,439)
Available-for-sale securities
Comprehensive income (loss) before tax	135	(255)	220	(189)
Income tax benefit (provision)	—	—	—	—
	135	(255)	220	(189)

Total other comprehensive income (loss)	2,623	4,385	8,544	(14,458)
Total comprehensive income (loss)	$91,766	$(187,082)	$119,511	$(280,548)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$189,707	$187,492
Short-term investments	20,084	96,765
Restricted cash	1,101	5,953
Trade accounts receivable (net of $0 allowance at September 30, 2021 and December 31, 2020)	226,206	110,869
Other receivables	3,573	3,053
Inventories	155,870	126,008
Other current assets	52,098	58,000
Total current assets	648,639	588,140
Property, plant and equipment, net	1,135,399	1,007,303
Other assets
Equity investments	80,016	71,783
Other noncurrent assets	66,895	55,246
Total other assets	146,911	127,029
Total assets	$1,930,949	$1,722,472

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$102,025	$103,743
Accrued expenses and other current liabilities	198,268	155,256
Current maturities of debt	138,587	31,097
Total current liabilities	438,880	290,096
Long-term debt	416,446	477,215
Asset retirement obligations	210,843	230,732
Accrued pension benefits	1,527	2,879
Accrued postretirement benefits other than pension	93,317	94,388
Accrued workers’ compensation	249,594	244,695
Other noncurrent liabilities	105,699	98,906
Total liabilities	1,516,306	1,438,911
Stockholders' equity
Common stock, $0.01 par value, authorized 300,000 shares, issued 25,394 and 25,323 shares at September 30, 2021 and December 31, 2020, respectively	254	253
Paid-in capital	779,013	767,484
Retained earnings	489,914	378,906
Treasury stock, 10,088 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(827,381)	(827,381)
Accumulated other comprehensive loss	(27,157)	(35,701)
Total stockholders’ equity	414,643	283,561
Total liabilities and stockholders’ equity	$1,930,949	$1,722,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020

Operating activities	(Unaudited)
Net income (loss)	$110,967	$(266,090)
Adjustments to reconcile to cash from operating activities:
Depreciation, depletion and amortization	84,441	94,105
Accretion on asset retirement obligations	16,311	14,939
Deferred income taxes	11	14,227
Employee stock-based compensation expense	12,841	13,907
Amortization relating to financing activities	4,801	3,189
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)
Gain on disposals and divestitures, net	(857)	(3,460)
Reclamation work completed	(36,200)	(10,423)
Non-cash asset impairment and restructuring	—	163,088
Changes in:
Receivables	(115,858)	47,416
Inventories	(29,862)	(12,499)
Accounts payable, accrued expenses and other current liabilities	12,827	(50,474)
Income taxes, net	1,247	22,855
Other	30,913	48,652
Cash provided by operating activities	91,582	55,914
Investing activities
Capital expenditures	(212,046)	(205,661)
Minimum royalty payments	(1,186)	(1,186)
Proceeds from disposals and divestitures	1,135	856
Purchases of short-term investments	—	(76,593)
Proceeds from sales of short-term investments	81,986	148,670
Investments in and advances to affiliates, net	(2,723)	(1,549)
Proceeds from property insurance recovery related to Mountain Laurel longwall	—	23,518
Cash used in investing activities	(132,834)	(111,945)
Financing activities
Payments on term loan	(2,250)	(2,250)
Proceeds from equipment financing	19,438	53,611
Proceeds from tax exempt bonds	44,985	53,090
Net payments on other debt	(20,208)	(19,347)
Debt financing costs	(2,057)	(3,528)
Dividends paid	—	(7,645)
Payments for taxes related to net share settlement of equity awards	(1,293)	(346)
Cash provided by financing activities	38,615	73,585
(Decrease) increase in cash and cash equivalents, including restricted cash	(2,637)	17,554
Cash and cash equivalents, including restricted cash, beginning of period	$193,445	$153,020
Cash and cash equivalents, including restricted cash, end of period	$190,808	$170,574
Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$189,707	$156,655
Restricted Cash	1,101	13,919
	$190,808	$170,574

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Treasury	Accumulated Other
	Common	Paid-In		Stock at	Comprehensive
	Stock	Capital	Retained Earnings	Cost	Income (loss)	Total

	(In thousands)
Balances, January 1, 2021	$253	$767,484	$378,906	$(827,381)	$(35,701)	$283,561
Total comprehensive income (loss)	—	—	(6,042)	—	1,337	(4,705)
Employee stock-based compensation	—	3,885	18	—	—	3,903
Issuance of 59,166 shares of common stock under long-term incentive plan	1	—	—	—	—	1
Common stock withheld related to net share settlement of equity awards	—	(1,317)	—	—	—	(1,317)
Balances at March 31, 2021	$254	$770,052	$372,882	$(827,381)	$(34,364)	$281,443

Total comprehensive income (loss)	—	—	27,866	—	4,584	32,450
Employee stock-based compensation	—	4,613	23	—	—	4,636
Balances at June 30, 2021	$254	$774,665	$400,771	$(827,381)	$(29,780)	$318,529

Total comprehensive income (loss)	—	—	89,143	—	2,623	91,766
Employee stock-based compensation	—	4,343	—	—	—	4,343
Warrants exercised	—	5	—	—	—	5
Balances at September 30, 2021	$254	$779,013	$489,914	$(827,381)	$(27,157)	$414,643

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

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

3. Joint Venture with Peabody Energy

The Company incurred expenses of $4.4 million and $15.9 million for the three and nine months ended September 30, 2020, respectively, associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties due to the Federal Trade Commission blocking the joint venture during the third quarter of 2020. No amounts related to the joint venture were incurred for the three and nine months ended September 30, 2021.

4. Gain on Property Insurance Recovery Related to Mountain Laurel Longwall

The Company recorded a gain of $23.5 million related to a property insurance recovery at its Mountain Laurel operation during the nine months ended September 30, 2020. As a result of geologic conditions in the final longwall panel, Mountain Laurel was unable to recover 123 of the longwall system’s 176 hydraulic shields. No amounts related to the property insurance recovery were incurred for the three and nine months ended September 30, 2021.

5. Asset Impairment and Restructuring

During the third quarter of 2020, the Company determined that indicators of impairment existed with respect to certain of its thermal long-lived assets. As a result, the Company recorded impairment charges during both the three and nine months ended September 30, 2020 of $51.8 million related to the Coal Creek Mine, $33.5 million related to the Viper Mine, $41.6 million related to the West Elk Mine, and $36.2 million related to the Company’s equity method investment in Knight Hawk Holdings, LLC. No amounts related to asset impairment were incurred for the three and nine months ended September 30, 2021.

The Company recorded $13.3 million of employee severance expense related to a voluntary separation plan that was accepted by 53 members of the corporate staff and 201 employees from the Company’s thermal operations during the three and nine months ended September 30, 2020. No amounts related to the employee severance expense were incurred for the three and nine months ended September 30, 2021.

6. Accumulated Other Comprehensive Income (Loss)

The following items are included in accumulated other comprehensive income (loss) (“AOCI”), net of tax:

		Pension,
		Postretirement		Accumulated
		and Other Post-		Other
	Derivative	Employment	Available-for-	Comprehensive
	Instruments	Benefits	Sale Securities	Income (loss)

	(In thousands)
Balance at December 31, 2020	$(3,891)	$(31,459)	$(351)	$(35,701)
Unrealized losses	35	6,429	245	6,709
Amounts reclassified from accumulated other comprehensive income (loss)	1,591	269	(25)	1,835
Balances at September 30, 2021	$(2,265)	$(24,761)	$(131)	$(27,157)

The following amounts were reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated
Details About AOCI Components	2021	2020	2021	2020	Statements of Operations

	(In thousands)
Coal hedges	$—	$98	$—	$294	Revenues
Interest rate hedges	(336)	(638)	(1,591)	(1,502)	Interest expense
	—	—	—	—	Provision for (benefit from) income taxes
	$(336)	$(540)	$(1,591)	$(1,208)	Net of tax

Pension, postretirement and other post-employment benefits
Amortization of actuarial gains (losses), net [1]	$(590)	$(138)	$(1,772)	$328	Non-service related pension and postretirement benefit (costs) credits
Amortization of prior service credits	52	30	139	84	Non-service related pension and postretirement benefit (costs) credits
Pension settlement	376	437	1,364	567	Non-service related pension and postretirement benefit (costs) credits
	—	—	—	—	Provision for (benefit from) income taxes
	$(162)	$329	$(269)	$979	Net of tax

Available-for-sale securities [2]	$(1)	$128	$25	$140	Interest and investment income
	—	—	—	—	Provision for (benefit from) income taxes
	$(1)	$128	$25	$140	Net of tax

1 Production-related benefits and workers’ compensation costs are included in costs to produce coal.

2 The gains and losses on sales of available-for-sale-securities are determined on a specific identification basis.

7. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Coal	$74,422	$49,436
Repair parts and supplies	81,448	76,572
	$155,870	$126,008

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $0.8 million at September 30, 2021 and $0.6 million at December 31, 2020.

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

The Company’s investments in available-for-sale marketable securities are as follows:

	September 30, 2021

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$6,075	$—	$(33)	$—	$6,042
Corporate notes and bonds	14,140	—	(98)	—	14,042
Total Investments	$20,215	$—	$(131)	$—	$20,084

	December 31, 2020

		Gross		Allowance
		Unrealized		for - Credit	Fair
	Cost Basis	Gains	Losses	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government and agency securities	$57,299	$11	$(86)	$—	$57,224
Corporate notes and bonds	39,817	1	(277)	—	39,541
Total Investments	$97,116	$12	$(363)	$—	$96,765

The aggregate fair value of investments with unrealized losses that were owned for less than a year was $2.0 million and $45.3 million at September 30, 2021 and December 31, 2020, respectively. The aggregate fair value of investments with unrealized losses that were owned for over a year was $18.1 million and $8.1 million at September 30, 2021 and December 31, 2020, respectively. The unrealized losses in the Company’s portfolio at September 30, 2021 are the result of normal market fluctuations. The Company does not currently intend to sell these investments before recovery of their amortized cost base.

The debt securities outstanding at September 30, 2021 have maturity dates ranging from the fourth quarter of 2021 through the first quarter of 2022. The Company classifies its investments as current based on the nature of the investments and their availability to provide cash for use in current operations.

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

Diesel fuel price risk management

The Company is exposed to price risk with respect to diesel fuel purchased for use in its operations. The Company anticipates purchasing approximately 35 to 40 million gallons of diesel fuel for use in its operations during 2021. To protect the Company’s cash flows from increases in the price of diesel fuel for its operations, the Company uses forward physical diesel purchase contracts and purchased heating oil call options. At September 30, 2021, the Company had no heating oil call options outstanding.

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

At September 30, 2021, the Company held derivatives for risk management purposes that are expected to settle in the following years:

(Tons in thousands)	2021	2022	Total
Coal sales	338	33	371
Coal purchases	31	33	64

Coal trading positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market for trading purposes. The Company is exposed to the risk of changes in coal prices on the value of its coal trading portfolio. The unrecognized gains of $0.1 million in the trading portfolio are expected to be realized during the remainder of 2021.

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

The fair value and location of derivatives reflected in the accompanying Condensed Consolidated Balance Sheets are as follows:

	September 30, 2021			December 31, 2020
Fair Value of Derivatives	Asset	Liability		Asset	Liability
(In thousands)	Derivative	Derivative		Derivative	Derivative
Derivatives Designated as Hedging Instruments
Coal	$—	$—		$—	$—

Derivatives Not Designated as Hedging Instruments
Heating oil -- diesel purchases	—	—		237	—
Coal -- held for trading purposes	7,768	(7,688)		1,914	(1,595)
Coal -- risk management	3,233	(31,874)		1,094	(804)
Total	$11,001	$(39,562)		$3,245	$(2,399)
Total derivatives	$11,001	$(39,562)		$3,245	$(2,399)
Effect of counterparty netting	(11,001)	11,001		(2,392)	2,392
Net derivatives as classified in the balance sheets	$—	$(28,561)	$(28,561)	$853	$(7)	$846

		September 30,	December 31,
		2021	2020
Net derivatives as reflected on the balance sheets (in thousands)
Heating Oil and coal	Other current assets	$—	$853
Coal	Accrued expenses and other current liabilities	(28,561)	(7)
		$(28,561)	$846

The Company had a current asset representing cash collateral posted to a margin account for derivative positions primarily related to coal derivatives of $25.1 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively. These amounts are not included with the derivatives presented in the table above and are included in “other current assets” in the accompanying Condensed Consolidated Balance Sheets.

The effects of derivatives on measures of financial performance are as follows:

Derivatives Used in Cash Flow Hedging Relationships (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2021	2020	2021	2020
Coal sales	(1)	$—	$(25)	$—	$(569)
Coal purchases	(2)	—	25	—	471
Totals		$—	$—	$—	$(98)

At September 30, 2021, the Company did not have any derivative contracts designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments (in thousands)

Three Months Ended September 30,

		Gain (Loss) Recognized
		2021	2020
Coal trading — realized and unrealized	(3)	$—	$1
Coal risk management — unrealized	(3)	(19,641)	(2,650)
Change in fair value of coal derivatives and coal trading activities, net total		$(19,641)	$(2,649)

Coal risk management— realized	(4)	$(6,495)	$2,593
Heating oil — diesel purchases	(4)	$—	$(184)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

Derivatives Used in Cash Flow Hedging Relationships (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized in Other Comprehensive Income		Gains (Losses) Reclassified from Other Comprehensive Income into Income
		2021	2020	2021	2020
Coal sales	(1)	$—	$574	$—	$(1,471)
Coal purchases	(2)	—	(570)	—	1,177
Totals		$—	$4	$—	$(294)

At September 30, 2021, the Company did not have any derivative contracts designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments (in thousands)

Nine Months Ended September 30,

		Gain (Loss) Recognized
		2021	2020
Coal trading— realized and unrealized	(3)	$—	$222
Coal risk management— unrealized	(3)	(28,931)	(3,561)
Natural gas trading — realized and unrealized	(3)	—	76
Change in fair value of coal derivatives and coal trading activities, net total		$(28,931)	$(3,263)

Coal risk management — realized	(4)	$(7,008)	$6,950
Heating oil — diesel purchases	(4)	$—	$(889)

Location in statement of operations:

(1)	— Revenues
(2)	— Cost of sales
(3)	— Change in fair value of coal derivatives and coal trading activities, net
(4)	— Other operating (income) expense, net

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Payroll and employee benefits	$59,655	$39,443
Taxes other than income taxes	54,130	56,232
Interest	4,346	2,795
Workers’ compensation	13,860	15,259
Asset retirement obligations	27,032	27,032
Coal derivatives	28,561	7
Other	10,684	14,488
	$198,268	$155,256

11. Debt and Financing Arrangements

	September 30,	December 31,
	2021	2020

	(In thousands)
Term loan due 2024 ($286.5 million face value)	$285,943	$288,033
Tax Exempt Bonds ($98.1 million face value)	98,075	53,090
Convertible Debt ($155.3 million face value)	119,979	115,367
Other	61,995	62,695
Debt issuance costs	(10,959)	(10,873)
	555,033	508,312
Less: current maturities of debt	138,587	31,097
Long-term debt	$416,446	$477,215

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

Under the Securitization Facility, Arch Receivable, Arch Resources and certain of Arch Resources’s subsidiaries party to the Securitization Facility have granted to the administrator of the Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. As of September 30, 2021, letters of credit totaling $61.2 million were outstanding under the facility with $30.5 million available for borrowings.

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

The Inventory Facility contains certain customary affirmative and negative covenants; events of default, subject to customary thresholds and exceptions; and representations, including certain cash management and reporting requirements that are customary for asset-based credit facilities. The Inventory Facility also includes a requirement to maintain Liquidity equal to or exceeding $100 million at all times. As of September 30, 2021, letters of credit totaling $27.7 million were outstanding under the facility with $13.3 million available for borrowings.

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

On July 29, 2021, the Company entered into an additional equipment financing arrangement accounted for as debt. The Company received $23.5 million in exchange for conveying an interest in certain equipment in operation at its Powder River Basin operations and entered into a master lease arrangement for that equipment. The financing arrangement contains customary terms and events of default and provides for 42 monthly payments with an average implied interest rate of 7.35% maturing on February 1, 2025. Upon maturity, the Company will have the option to purchase the equipment.

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

The Loan Agreement contains customary events of default, subject to customary thresholds and exceptions, including, among other things: (i) nonpayment of principal, purchase price, interest and other fees (subject to certain cure periods); (ii) bankruptcy or insolvency proceedings relating to us; (iii) material inaccuracy of a representation or warranty at the time made; (iv) cross-events of default to indebtedness of at least $50 million; and (v) cross defaults to the Indenture of Trust, the guaranty related to the Tax Exempt Bonds or any related security documents.

As of September 30, 2021, the Company has utilized the total Tax Exempt Bond proceeds.

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

The Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, at an initial conversion rate of 26.7917 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $37.325 per share, subject to adjustment pursuant to the terms of the indenture governing the Convertible Notes (the "Indenture"). Before July 15, 2025, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events. From and after July 15, 2025, noteholders may convert their Convertible Notes at any time until the close of business on the second scheduled trading day immediately before the maturity date.

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

During the third quarter of 2021, the common stock sale condition of the Convertible Notes was satisfied. As described in the Indenture, this condition is satisfied when the closing stock price exceeds 130% of the conversion price of $37.325 per share for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are currently convertible at the election of noteholders during the fourth quarter. Due to the Company’s stated intent to settle the principal value in cash, the liability portion of $120.0 million of the Convertible Notes was included in current maturities of debt on the Company’s Condensed Consolidated Balance Sheet at September 30, 2021.

As of September 30, 2021, all of the Convertible Notes remained outstanding. In addition, from October 1, 2021 to the date of this filing, the Company has not received any conversion requests for Convertible Notes and does not anticipate receiving any conversion requests in the near term as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of September 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $230.5 million.

Total interest expense related to the Convertible Debt for the three months ended September 30, 2021 was $3.8 million and was comprised of $2.0 million related to the contractual interest coupon and $1.8 million related to the amortization of the discount on the liability component. Total interest expense related to the Convertible Debt for the nine months ended September 30, 2021 was $11.2 million and was comprised of $6.1 million related to the contractual interest coupon and $5.1 million related to the amortization of the discount on the liability component.

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

Below is a summary of the Company’s outstanding interest rate swap agreements designated as hedges as of September 30, 2021:

Notional Amount
(in millions)	Effective Date	Fixed Rate	Receive Rate	Expiration Date

$100.0	June 30, 2021	2.315%	1-month LIBOR	June 30, 2023

The fair value of the interest rate swaps at September 30, 2021 is a liability of $2.3 million, which is recorded within Other noncurrent liabilities, with the offset to accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheet. The Company realized $0.3 million and $1.6 million of losses during the three and nine months ended September 30, 2021, respectively, related to settlements of the interest rate swaps, which were recorded to interest expense on the Company’s Condensed Consolidated Statement of Operations. The interest rate swaps are classified as Level 2 within the fair value hierarchy.

12. Income Taxes

A reconciliation of the federal income tax provision at the statutory rate to the actual provision for (benefit from) income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Income tax provision (benefit) at statutory rate	$18,493	$(40,128)	$23,576	$(55,922)
Percentage depletion and other perm items	(3,357)	2,242	(6,313)	(3,358)
State taxes, net of effect of federal taxes	944	(2,695)	1,832	(4,197)
Change in valuation allowance	(15,984)	40,734	(18,814)	61,115
Current expense associated with uncertain tax positions	(1,128)	226	1,081	3,327
AMT sequestration refund	—	—	—	(1,171)
Other, net	(50)	—	(61)	—
Provision for (benefit from) income taxes	$(1,082)	$379	$1,301	$(206)

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are recorded at fair value in the accompanying Condensed Consolidated Balance Sheet:

	September 30, 2021
	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets:
Investments in marketable securities	$20,084	$6,042	$14,042	$—
Derivatives	—	—	—	—
Total assets	$20,084	$6,042	$14,042	$—
Liabilities:
Derivatives	$30,826	$6,336	$24,490	$—

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

There were no financial instruments categorized as Level 3 instruments at September 30, 2021.

Fair Value of Long-Term Debt

At September 30, 2021 and December 31, 2020, the fair value of the Company’s debt, including amounts classified as current, was $815.2 million and $533.8 million, respectively. Fair values are based upon observed prices in an active market, when available, or from valuation models using market information, which fall into Level 2 in the fair value hierarchy.

14. Earnings (Loss) per Common Share

The Company computes basic net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities may consist of warrants, restricted stock units or other contingently issuable shares. The dilutive effect of outstanding warrants, restricted stock units, convertible debt, and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The weighted average share impact of warrants and restricted stock units that were excluded from the calculation of diluted shares due to the Company incurring a net loss for the three and nine months ending September 30, 2020 were 178,333 and 169,555 shares, respectively.

The following table provides the basic and diluted earnings per share by reconciling the denominators of the computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

(In Thousands)
Weighted average shares outstanding:
Basic weighted average shares outstanding	15,302	15,147	15,293	15,144
Effect of dilutive securities	2,803	—	1,808	—

Diluted weighted average shares outstanding	18,105	15,147	17,101	15,144

The Company expects to settle the principal amount of Convertible Notes in cash, but settle the conversion premium in shares. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Convertible Debt (the “conversion premium”) is considered in the diluted earnings per share calculation. The conversion premium has a potentially dilutive effect on diluted net income per share when the average market price of the

Company’s common stock for a given period exceeds the initial conversion price of $37.325 per share for the Convertible Notes. The Company calculates the number of shares needed to satisfy the conversion premium by using an average monthly stock price for each month; and the resulting dilutive impact for the three months ended is 1,915,000 shares and 1,338,444 shares nine months ended September 30, 2021.

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

Workers’ compensation expense consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Self-insured occupational disease benefits:
Service cost	$1,949	$1,892	$5,847	$5,674
Interest cost(1)	1,110	1,398	3,330	4,196
Net amortization(1)	590	297	1,772	892
Total occupational disease	$3,649	$3,587	$10,949	$10,762
Traumatic injury claims and assessments	1,779	2,030	5,449	6,312
Total workers’ compensation expense	$5,428	$5,617	$16,398	$17,074
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”

16. Employee Benefit Plans

The following table details the components of pension benefit costs (credits):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Interest cost(1)	$1,099	$1,255	$3,234	$4,342
Expected return on plan assets(1)	(1,812)	(2,022)	(5,460)	(6,333)
Pension settlement(1)	(376)	(437)	(1,364)	(567)
Amortization of prior service costs (credits) (1)	(52)	(27)	(139)	(83)
Net benefit credit	$(1,141)	$(1,231)	$(3,729)	$(2,641)

The following table details the components of other postretirement benefit costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Service cost	$86	$104	$256	$316
Interest cost(1)	529	543	1,585	1,849
Amortization of other actuarial losses (gains)(1)	—	(160)	—	(1,219)
Net benefit cost	$615	$487	$1,841	$946
(1)	In accordance with the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” these costs are recorded within Nonoperating expenses in the Condensed Consolidated Statement of Operations on the line item “Non-service related pension and postretirement benefit costs.”
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

Reporting segment results for the three and nine months ended September 30, 2021 and 2020 are presented below. The Corporate, Other, and Eliminations grouping includes these charges: idle operations; change in fair value of coal derivatives and coal trading activities, net; corporate overhead; land management activities; other support functions; and the elimination of intercompany transactions.

			Corporate,
			Other and
(In thousands)	MET	Thermal	Eliminations	Consolidated
Three Months Ended September 30, 2021
Revenues	$295,291	$299,096	$25	$594,412
Adjusted EBITDA	118,548	52,737	(39,690)	131,595
Depreciation, depletion and amortization	25,041	5,488	231	30,760
Accretion on asset retirement obligation	508	4,419	510	5,437
Total assets	965,252	193,060	772,637	1,930,949
Capital expenditures	61,504	507	2,078	64,089

Three Months Ended September 30, 2020
Revenues	$168,054	$213,299	$908	$382,261
Adjusted EBITDA	12,407	31,616	(26,597)	17,426
Depreciation, depletion and amortization	24,221	8,150	259	32,630
Accretion on asset retirement obligation	486	3,842	619	4,947
Total assets	759,202	216,708	677,427	1,653,337
Capital expenditures	57,424	568	(892)	57,100

Nine Months Ended September 30, 2021
Revenues	$693,522	$707,394	$1,429	$1,402,345
Adjusted EBITDA	221,391	107,589	(99,962)	229,018
Depreciation, depletion and amortization	68,577	15,170	694	84,441
Accretion on asset retirement obligation	1,523	13,256	1,532	16,311
Total assets	965,252	193,060	772,637	1,930,949
Capital expenditures	204,347	1,370	6,329	212,046

Nine Months Ended September 30, 2020
Revenues	$489,660	$597,887	$19,467	$1,107,014
Adjusted EBITDA	76,037	19,600	(76,028)	19,609
Depreciation, depletion and amortization	69,028	23,310	1,767	94,105
Accretion on asset retirement obligation	1,458	11,526	1,955	14,939
Total assets	759,202	216,708	677,427	1,653,337
Capital expenditures	193,586	9,381	2,694	205,661

A reconciliation of net income (loss) to adjusted EBITDA and segment Adjusted EBITDA from coal operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$89,143	$(191,467)	$110,967	$(266,090)
Provision for (benefit from) income taxes	(1,082)	379	1,301	(206)
Interest expense, net	6,151	2,530	12,746	6,389
Depreciation, depletion and amortization	30,760	32,630	84,441	94,105
Accretion on asset retirement obligations	5,437	4,947	16,311	14,939
Costs related to proposed joint venture with Peabody Energy	—	4,423	—	15,938
Asset impairment and restructuring	—	163,106	—	176,371
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	—	(23,518)
Gain on divestitures	—	—	—	(1,369)
Non-service related pension and postretirement benefit costs	1,186	878	3,252	3,076
Reorganization items, net	—	—	—	(26)
Adjusted EBITDA	$131,595	$17,426	$229,018	$19,609
EBITDA from idled or otherwise disposed operations	3,074	2,896	10,637	10,691
Selling, general and administrative expenses	21,081	21,541	66,679	64,024
Other	15,535	2,160	22,646	1,313
Segment Adjusted EBITDA from coal operations	$171,285	$44,023	$328,980	$95,637

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

			Corporate,
			Other and
	MET	Thermal	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2021
North America revenues	$52,654	$247,955	$25	$300,634
Seaborne revenues	242,637	51,141	—	293,778

Total revenues	$295,291	$299,096	$25	$594,412

Three Months Ended September 30, 2020
North America revenues	$47,197	$208,273	$908	$256,378
Seaborne revenues	120,857	5,026	—	125,883

Total revenues	$168,054	$213,299	$908	$382,261
Nine Months Ended September 30, 2021
North America revenues	$124,782	$612,406	$1,429	$738,617
Seaborne revenues	568,740	94,988	—	663,728

Total revenues	$693,522	$707,394	$1,429	$1,402,345

Nine Months Ended September 30, 2020
North America revenues	$117,058	$579,380	$19,467	$715,905
Seaborne revenues	372,602	18,507	—	391,109

Total revenues	$489,660	$597,887	$19,467	$1,107,014

As of September 30, 2021, the Company has outstanding performance obligations for the remainder of 2021 of 20 million tons of fixed price contracts and 2.2 million tons of variable price contracts. Additionally, the Company has outstanding performance obligations beyond 2021 of approximately 91.2 million tons of fixed price contracts and 4.2 million tons of variable price contracts.

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

As of September 30, 2021 and December 31, 2020, the Company had the following ROU assets and lease liabilities within the Company’s Condensed Consolidated Balance Sheets:

		September 30,	December 31,
		2021	2020
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Other noncurrent assets	$15,127	$17,069
Financing lease right-of-use assets	Other noncurrent assets	4,539	5,512
Total Lease Assets		$19,666	$22,581

Liabilities	Balance Sheet Classification
Financing lease liabilities - current	Accrued expenses and other current liabilities	$902	$860
Operating lease liabilities - current	Accrued expenses and other current liabilities	2,515	2,454
Financing lease liabilities - long-term	Other noncurrent liabilities	4,332	5,014
Operating lease liabilities - long-term	Other noncurrent liabilities	13,272	15,278
		$21,021	$23,606

Weighted average remaining lease term in years
Operating leases		5.25
Finance leases		3.50

Weighted average discount rate
Operating leases		5.5%
Finance leases		6.4%

Information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Operating lease information:
Operating lease cost	$841	$846	$2,533	$2,774
Operating cash flows from operating leases	865	860	2,551	2,787

Financing lease information:
Financing lease cost	$393	$393	$1,179	$1,179
Operating cash flows from financing leases	303	303	909	909

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

	Operating	Finance
Year	Leases	Leases
	(In thousands)
2021	$816	$303
2022	3,317	1,210
2023	3,285	1,210
2024	3,200	1,210
2025	3,185	2,111
Thereafter	4,613	—
Total minimum lease payments	$18,416	$6,044
Less imputed interest	(2,629)	(810)

Total lease liabilities	$15,787	$5,234

21. Subsequent Event

On October 26, 2021, the Company announced the initiation of a $0.25 per share quarterly dividend. The first dividend payment of approximately $3.8 million will be made to shareholders of record as of November 30, 2021, payable on December 15, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this report to “Arch”, “we”, “us”, or “our” are to Arch Resources, Inc. and its subsidiaries.

Cautionary Notice Regarding Forward-Looking Statements

This report contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “should,” “appears,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the COVID-19 pandemic, including its adverse effects on businesses, economies, and financial markets worldwide; from the impact of COVID-19 on efficiency, costs and production; from changes in the demand for our coal by the steel production and electricity generation industries; from our ability to access the capital markets on acceptable terms and conditions; from policy, legislation and regulations relating to the Clean Air Act, greenhouse gas emissions, incentives for alternative energy sources, and other environmental initiatives; from competition within our industry and with producers of competing energy sources; from our ability to successfully acquire or develop coal reserves, including the integration of our Leer South mine and its ramp up to full production levels; from operational, geological, permit, labor, transportation, and weather-related factors; from the effects of foreign and domestic trade policies, actions or disputes; from fluctuations in the amount of cash we generate from operations, which could impact, among other things, our ability to service our outstanding indebtedness and fund capital expenditures; from our ability to successfully integrate the operations that we acquire; from our ability to generate significant revenue to make payments required by, and to comply with restrictions related to, our indebtedness, including our ability to repurchase our Convertible Notes; from additional demands for credit support by third parties; from the loss of, or significant reduction in, purchases by our largest customers; from the development of future technology to replace coal with hydrogen in the steelmaking process; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, you should see the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Form 10-Q filings.

COVID-19

In the first quarter of 2020, COVID-19 emerged as a global pandemic. The continuing responses to the COVID-19 outbreak include actions that have a significant impact on domestic and global economies, including travel restrictions, gathering bans, stay at home orders, and many other restrictive measures. All of our operations have been classified as essential in the states in which we operate. We instituted many policies and procedures, in alignment with CDC guidelines along with state and local mandates, to protect our employees during the COVID-19 outbreak. These policies and procedures included, but were not limited to, staggering shift times to limit the number of people in common areas at one time, limiting meetings and meeting sizes, continual cleaning and disinfecting of high touch and high traffic areas, including door handles, bathrooms, bathhouses, access elevators, mining equipment, and other areas, limiting contractor access to our properties, limiting business travel, and instituting work from home for administrative employees. During the third quarter of 2021, vaccination rates among our workforce began to level off in alignment with national and local trends. Furthermore, with the advent of the Delta variant, infection rates among our workforce increased at certain operations, in alignment with national and local trends, and we reinstated stricter protocols at these operations. During the third quarter of 2021, over thirty unit production shifts in our metallurgical segment were adversely impacted by staffing shortfalls related to increased COVID-19 case rates, and our requisite quarantine protocols. We continue to encourage vaccination among our workforce and adjust our COVID-19 responses. We continually evaluate our policies and procedures, in accordance with CDC, state, and local guidelines, and make any necessary adjustments to respond to the particular circumstances in the areas in which we operate.

We recognize that the COVID-19 outbreak and responses thereto also continue to impact both our customers and suppliers. To date, we have not had any significant issues with critical suppliers, and we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations. Our customers have reacted, and continue to react, in various ways and to varying degrees to changes in demand for their products. Our current view of our customer demand situation is discussed in greater detail in the “Overview” section below.

Overview

Our results for the third quarter of 2021 benefited from continued improvement in metallurgical and thermal coal markets. During the third quarter of 2021, global economic growth continued to accelerate as pent up demand from the responses to the global pandemic seeks to be fulfilled. Global steel production appears to currently exceed pre-pandemic levels. At the same time, increased COVID-19 cases in certain coal producing jurisdictions, particularly Mongolia, have constrained coking coal supply, and a wetter than normal rainy season in Indonesia, has constrained thermal coal supply. Furthermore, global supply chain constraints, COVID-19 related and otherwise, have restricted hydrocarbon supplies across the energy sector. Through the third quarter of 2021, supply chain constraints have had a relatively minor impact on our shipment volumes, although we did have two coking coal vessels that we planned to ship late in the third quarter, delayed to early in the fourth quarter. If rail or vessel supply chain constraints increased in our areas of operation, our future results could be negatively impacted.

During the third quarter of 2021, accelerating global economic growth, historically high steel prices, and production and supply chain constraints, combined to drive international coking coal indices to historically high levels. Despite historically high coking coal prices, North American coking coal supply remains constrained compared to pre-COVID-19 levels. Some new supplies have been added to the market, in particular, our new Leer South longwall operation that will be ramping up production throughout the fourth quarter of 2021. Still, some of the high cost coking coal mine idlings announced during 2020 remain in place, and more recent supply disruptions also constrain supply. The duration of specific supply disruptions is unknown. We believe that under investment in the sector in recent years underlies the current market situation. In the current environment, we expect coking coal prices to be volatile. Longer term, we believe continued limited global capital investment in new coking coal production capacity, normal reserve depletion, and continuing economic growth will provide support to coking coal markets.

During the fourth quarter of 2020, a major political dispute that manifested itself as a trade dispute escalated between China, a major importer of coking coal, and Australia, the world’s largest exporter of coking coal. Specifically, China has effectively banned the import of coking coal and thermal coal, among other export products, from Australia. Historical trade patterns remain disrupted, and new trade patterns have emerged in the international coking coal markets. Indices for United States (US) East Coast coking coal continued to increase during the third quarter of 2021, as strong demand, particularly from China, has had a positive impact on these markets. Australian Premium Low Volatile (“PLV”) coking coal indices have also increased to historic levels as demand outside of China has increased though Australian export volumes remain below pre-pandemic levels. Recently, China has announced plans to reduce steel production. This planned reduction has not yet impacted coking coal prices, but depending on the magnitude of the reduction, could put pressure on all international coking coal indices.

Domestic thermal coal consumption increased in the third quarter of 2021, compared to the third quarter of 2020, due to significantly increased natural gas prices and continuing economic recovery from the responses to COVID-19. Longer term, we continue to believe thermal coal demand will remain pressured by continuing increases in subsidized renewable generation sources, particularly wind and solar, and planned retirements of coal fueled generating facilities. Currently, however; the significant increase in natural gas prices has led to an increase in coal fired generation. We believe coal generator stockpiles likely declined significantly during the current quarter, and domestic thermal coal indices have reached historically high levels. Importantly, this increase in domestic prices has allowed us to place significant volumes of domestic term business at prices meaningfully higher than seen prior to the third quarter of 2021. During the third quarter of 2021, international thermal coal market pricing increased to historical highs that economically support exports from our thermal operations. We continue to layer in additional thermal export commitments for the current year and 2022.

On September 29, 2020, the U.S. District Court ruled against our proposal with Peabody to form a joint venture that would have combined our Powder River Basin and Colorado mining operations with Peabody’s, and we subsequently announced the termination of our joint venture efforts. We continue to pursue other strategic alternatives for our thermal assets, including, among other things, potential divestiture. We are concurrently shrinking our operational footprint at our thermal operations. During the first nine months of 2021, we have completed approximately $32.2 million of Asset Retirement Obligation (ARO) work at these operations, compared to approximately $4.5 million in the first nine months of 2020. We are also planning to establish self-funding mechanisms for these long-term reclamation liabilities at those operations. Currently, we will exercise our operational flexibility to maximize cash generation from our thermal operations. Longer term, we will maintain our focus on aligning our thermal production rates with the secular decline in domestic thermal coal demand, while adjusting our thermal operating plans to minimize future cash requirements and maintain flexibility to react to future short-term market fluctuations. We continue to streamline our entire organizational structure to reflect our long-term strategic direction as a leading producer of metallurgical products for the steelmaking industry.

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$594,412	$382,261	$212,151
Tons sold	21,005	17,128	3,877

On a consolidated basis, coal sales in the third quarter of 2021 were approximately $212.2 million, or 55.5%, more than in the third quarter of 2020, while tons sold increased approximately 3.9 million tons, or 22.6%. Coal sales from Metallurgical operations increased approximately $127.2 million, primarily due to increased pricing. Thermal coal sales increased approximately $85.8 million due to increased pricing and volume. In the prior year quarter, our Viper operation, which was sold in December 2020, provided approximately $10.0 million in coal sales and 0.3 million tons sold. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$423,826	$345,539	$(78,287)
Depreciation, depletion and amortization	30,760	32,630	1,870
Accretion on asset retirement obligations	5,437	4,947	(490)
Change in fair value of coal derivatives and coal trading activities, net	19,641	2,649	(16,992)
Selling, general and administrative expenses	21,081	21,541	460
Costs related to proposed joint venture with Peabody Energy	—	4,423	4,423
Asset impairment and restructuring	—	163,106	163,106
Other operating income, net	(1,731)	(4,894)	(3,163)
Total costs, expenses and other	$499,014	$569,941	$70,927

Cost of sales. Our cost of sales for the third quarter of 2021 increased approximately $78.3 million, or 22.7%, versus the third quarter of 2020. In the prior year quarter, our Viper operation, which was sold in December 2020, accounted for approximately $11.8 million in cost of sales. The increase in cost of sales at ongoing operations consists of increased transportation costs of approximately $30.9 million, increased repairs and supplies costs of approximately $28.0 million, increased operating taxes and royalties resulting from higher sales prices of approximately $22.9 million, and increased compensation costs of approximately $10.7 million. These cost increases were partially offset by an increase in credit for ARO reclamation work completed primarily at our Thermal operations of approximately $4.1 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The decrease in depreciation, depletion, and amortization in the third quarter of 2021 versus the third quarter of 2020 is primarily due to the reduced depreciation expense of approximately $2.7 million resulting from the asset impairment we recorded in the third quarter of 2020 in our Thermal segment.

Accretion on asset retirement obligations. The increase in accretion expense in the third quarter of 2021 versus the third quarter of 2020 is primarily related to the changes in the planned timing of reclamation work to be completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the third quarter of 2021 and 2020 are primarily related to mark-to-market losses on coal derivatives that we had entered to hedge our price risk for planned international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the third quarter of 2021 decreased versus the third quarter of 2020 due to reduced contractor services of approximately $1.6 million, partially offset by increased compensation costs of approximately $1.0 million, primarily related to higher incentive compensation accruals recorded in the third quarter of 2021.

Costs related to proposed joint venture with Peabody Energy. We incurred expenses of $4.4 million in the third quarter of 2020 associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties following the Federal Trade Commission’s successful lawsuit to block the joint venture.

Asset impairment and restructuring. In the third quarter of 2020, we recorded $163.1 million of impairment charges relating to three of our thermal operations, Coal Creek, West Elk, and Viper, as well as, our equity investment in Knight Hawk Holdings, LLC. For further information on our Asset Impairment costs, see Note 5, “Asset Impairment and Restructuring” to the Condensed Consolidated Financial Statements.

Other operating income, net. The decrease in other operating income, net in the third quarter of 2021 versus the third quarter of 2020 consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $9.1 million, partially offset by increased income from equity investments of approximately $3.7 million.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(1,186)	$(878)	$(308)

Non-service related pension and postretirement benefit costs. The increase in non-service related pension and postretirement benefit costs in the third quarter of 2021 versus the third quarter of 2020 is primarily due to the increased postretirement benefit loss amortization in the third quarter of 2021.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$(1,082)	$379	$1,461

See Note 12, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision at the statutory rate to the actual provision for income taxes.

Nine Months Ended September 30, 2021 and 2020

Revenues. Our revenues include sales to customers of coal produced at our operations and coal purchased from third parties. Transportation costs are included in cost of coal sales and amounts billed by us to our customers for transportation are included in revenues.

Coal Sales. The following table summarizes information about our coal sales during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	(Decrease) / Increase

	(In thousands)
Coal sales	$1,402,345	$1,107,014	$295,331
Tons sold	52,262	47,367	4,895

On a consolidated basis, coal sales in the first nine months of 2021 were approximately $295.3 million, or 26.7%, more than in the first nine months of 2020, while tons sold increased approximately 4.9 million tons, or 10.3%. Coal sales from Metallurgical operations increased approximately $203.9 million due to increased pricing and volume. Thermal coal sales increased approximately $109.5 million due to increased pricing and volume. In the prior year period, our Viper operation, which was sold in December 2020, provided approximately $27.1 million in coal sales and 0.7 million tons sold. See the discussion in “Operational Performance” for further information about segment results.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Cost of sales (exclusive of items shown separately below)	$1,089,061	$1,036,886	$(52,175)
Depreciation, depletion and amortization	84,441	94,105	9,664
Accretion on asset retirement obligations	16,311	14,939	(1,372)
Change in fair value of coal derivatives and coal trading activities, net	28,931	3,263	(25,668)
Selling, general and administrative expenses	66,679	64,024	(2,655)
Costs related to proposed joint venture with Peabody Energy	—	15,938	15,938
Asset impairment and restructuring	—	176,371	176,371
Gain on property insurance recovery related to Mountain Laurel longwall	—	(23,518)	(23,518)
Gain on divestitures	—	(1,369)	(1,369)
Other operating income, net	(11,344)	(16,768)	(5,424)
Total costs, expenses and other	$1,274,079	$1,363,871	$89,792

Cost of sales. Our cost of sales for the first nine months of 2021 increased approximately $52.2 million, or 5.0%, versus the first nine months of 2020. In the prior year period, our Viper operation, which was sold in December 2020, accounted for approximately $33.9 million in cost of sales. The increase in cost of sales at ongoing operations consists of increased transportation costs of approximately $56.2 million, increased operating taxes and royalties resulting from higher sales prices of approximately $33.6 million, increased compensation costs of approximately $15.8 million, and increased repairs and supplies costs of approximately $14.7 million. These cost increases were partially offset by an increase in credit for ARO reclamation work completed primarily at our Thermal operations of approximately $26.3 million and a decrease in purchased coal costs of approximately $12.5 million. See discussion in “Operational Performance” for further information about segment results.

Depreciation, depletion, and amortization. The decrease in depreciation, depletion, and amortization in the first nine months of 2021 versus the first nine months of 2020 is primarily due to the reduced depreciation expense of approximately $8.1 million resulting from the asset impairment we recorded in the third quarter of 2020 in our Thermal segment.

Accretion on asset retirement obligations. The increase in accretion expense in the first nine months of 2021 versus the first nine months of 2020 is primarily related to the changes in the planned timing of reclamation work to be completed at our Thermal operations, specifically at the Coal Creek mine.

Change in fair value of coal derivatives and coal trading activities, net. The costs in both the first nine months of 2021 and 2020 are primarily related to mark-to-market losses on coal derivatives that we had entered to hedge our price risk for planned international thermal coal shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses in the first nine months of 2021 increased versus the first nine months of 2020 due to increased compensation costs of approximately $4.5 million, primarily related to higher incentive compensation accruals recorded in the first nine months of 2021, partially offset by reduced IT related costs of approximately $1.4 million.

Costs related to proposed joint venture with Peabody Energy. During the first nine months of 2020, we incurred expenses of $15.9 million associated with the regulatory approval process related to the proposed joint venture with Peabody that was terminated jointly by the parties following the Federal Trade Commission’s successful lawsuit to block the joint venture.

Asset impairment and restructuring. During the first nine months of 2020, we recorded $163.1 million of impairment charges relating to three of our thermal operations, Coal Creek, West Elk, and Viper, as well as, our equity investment in Knight Hawk Holdings, LLC. Also, during the first nine months of 2020, we recorded $13.3 million of employee severance expense related to voluntary separation plans that were accepted by 53 employees of the corporate staff and 201 employees of our Thermal operations. For further information on our Asset Impairment costs, see Note 5, “Asset Impairment and Restructuring” to the Condensed Consolidated Financial Statements.

Gain on property insurance recovery related to Mountain Laurel longwall. During the first nine months of 2020, we recorded a $23.5 million benefit from insurance proceeds related to the loss of certain longwall shields at our Mountain Laurel operation.

Gain on divestitures. During the first nine months of 2020, we recorded a $1.4 million gain on the sale of our idle Dal-Tex and Briar Branch properties.

Other operating income, net. The decrease in other operating income, net in the first nine months of 2021 versus the first nine months of 2020 consists primarily of the net unfavorable impact of certain coal derivative settlements of approximately $14.0 million, partially offset by increased income from equity investments of approximately $5.9 million and an unfavorable impact of mark to market movements on heating oil positions of approximately $2.0 million recorded in the first nine months of 2020.

Nonoperating expenses. The following table summarizes our nonoperating expenses during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Non-service related pension and postretirement benefit costs	$(3,252)	$(3,076)	$(176)
Reorganization items, net	—	26	(26)
Total nonoperating expenses	$(3,252)	$(3,050)	$(202)

Non-service related pension and postretirement benefit costs. The increase in non-service related pension and postretirement benefit costs in the first nine months of 2021 versus the first nine months of 2020 is primarily due to the increased postretirement benefit loss amortization in the first nine months of 2021, partially offset by the increased pension settlement recorded in the same nine-month period.

Provision for (benefit from) income taxes. The following table summarizes our provision for (benefit from) income taxes during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease) in Net Income

	(In thousands)
Provision for (benefit from) income taxes	$1,301	$(206)	$(1,507)

See Note 12, “Income Taxes” to the Condensed Consolidated Financial Statements for a reconciliation of the federal income tax provision (benefit) at the statutory rate to the actual provision for (benefit from) income taxes.

Operational Performance

Three and Nine Months Ended September 30, 2021 and 2020

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

The following table shows results by operating segment for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Metallurgical
Tons sold (in thousands)	1,980	1,971	9	5,706	5,225	481
Coal sales per ton sold	$128.77	$67.04	$61.73	$101.48	$74.83	$26.65
Cash cost per ton sold	$68.84	$60.78	$(8.06)	$62.74	$60.31	$(2.43)
Cash margin per ton sold	$59.93	$6.26	$53.67	$38.74	$14.52	$24.22
Adjusted EBITDA (in thousands)	$118,548	$12,407	$106,141	$221,391	$76,037	$145,354
Thermal
Tons sold (in thousands)	19,025	15,131	3,894	46,521	41,649	4,872
Coal sales per ton sold	$13.38	$13.47	$(0.09)	$13.36	$13.56	$(0.20)
Cash cost per ton sold	$10.70	$11.39	$0.69	$11.15	$13.17	$2.02
Cash margin per ton sold	$2.68	$2.08	$0.59	$2.21	$0.39	$1.82
Adjusted EBITDA (in thousands)	$52,737	$31,616	$21,121	$107,589	$19,600	$87,989

This table reflects numbers reported under a basis that differs from U.S. GAAP. See “Reconciliation of Non-GAAP measures” below for explanation and reconciliation of these amounts to the nearest GAAP measures. Other companies may calculate these per ton amounts differently, and our calculation may not be comparable to other similarly titled measures.

Metallurgical — Adjusted EBITDA for the three and nine months ended September 30, 2021 increased from the three and nine months ended September 30, 2020 due to increased pricing and increased volume in the case of the nine month period. These benefits were partially offset by increased cash cost of sales per ton sold. The improvement in the current year periods over the prior year periods is largely due to the difference in trajectory of the COVID-19 pandemic during the respective periods in time. During the first nine months of 2021, increasing vaccine availability and decreasing infection rates led to accelerating economic growth, and increasing steel demand and pricing, improving prompt coking coal index prices. In contrast, during the first nine months of 2020, coking coal prices fell as large scale industrial shutdowns were initiated in response to the emergence of COVID-19. Particularly, in the three months ended September 30, 2021, surging coking coal demand, largely from China, and constrained supply led to historically high pricing across all coking coal indices. The increase in cash cost per ton sold is largely due to increased taxes and royalties that are based on a percentage of coal sales per ton sold.

During the end of the third quarter of 2021, we completed our Leer South longwall development, and initiated longwall production in late August of 2021. The ramp up is ongoing, and we expect to achieve planned productivity levels by early 2022. The addition of this second longwall operation to our Metallurgical Segment is expected to significantly increase our future volumes and strengthen our low average segment cost structure relative to our peers.

Our Metallurgical segment sold 1.8 million tons of coking coal and 0.2 million tons of associated thermal coal in the three months ended September 30, 2021, compared to 1.7 million tons of coking coal and 0.3 million tons of associated thermal coal in the three months ended September 30, 2020. In the nine months ended September 30, 2021, we sold 5.1 million tons of coking coal and 0.6 million tons of associated thermal coal compared to 4.5 million tons of coking coal and 0.7 million tons of associated thermal coal in the nine months ended September 30, 2020. Longwall operations accounted for approximately 70% of our shipment volume in the three and nine months ended September 30, 2021, compared to approximately 60% of our shipment volume in the three and nine months ended September 30, 2020.

Thermal — Adjusted EBITDA for the three and nine months ended September 30, 2021 increased versus the three and nine months ended September 30, 2020, due to increased sales volume and decreased cash cost per ton sold, partially offset by decreased coal sales per ton sold. The improvement in the current year periods over the prior year periods is largely due to increased domestic utility coal burn, resulting from higher natural gas pricing and improved economic growth. The reduction in both coal sales per ton sold and cash cost per ton sold is driven by the increased percentage of volume from our lower cost and lower priced Black Thunder operation. Our cash cost per ton sold also benefited from our operational flexibility to take advantage of increasing demand, despite the substantial progress we have made in our efforts to align production levels with the secular decline in domestic thermal coal demand. Also, contributing to the decreases in cost and price is the inclusion of approximately 0.7 million tons sold from our former Viper operation in the nine months ended September 30, 2020. During the first nine months of 2021, we completed approximately $32.2 million of ARO work at our current Thermal operations, compared to $4.5 million during the first nine months of 2020.

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

			Idle and
Three Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$295,291	$299,096	$25	$594,412
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(502)	6,997	—	6,495
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	26	26
Transportation costs	40,845	37,565	(1)	78,409
Non-GAAP Segment coal sales revenues	$254,948	$254,534	$—	$509,482
Tons sold	1,980	19,025
Coal sales per ton sold	$128.77	$13.38

			Idle and
Three Months Ended September 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$168,054	$213,299	$908	$382,261
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(29)	(2,552)	—	(2,581)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	903	903
Transportation costs	35,951	11,996	5	47,952
Non-GAAP Segment coal sales revenues	$132,132	$203,855	$—	$335,987
Tons sold	1,971	15,131
Coal sales per ton sold	$67.04	$13.47

			Idle and
Nine Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$693,522	$707,394	$1,429	$1,402,345
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(1,192)	8,200	—	7,008
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	1,424	1,424
Transportation costs	115,682	77,631	5	193,318
Non-GAAP Segment coal sales revenues	$579,032	$621,563	$—	$1,200,595
Tons sold	5,706	46,521
Coal sales per ton sold	$101.48	$13.36

			Idle and
Nine Months Ended September 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Revenues in the Condensed Consolidated Statements of Operations	$489,660	$597,887	$19,467	$1,107,014
Less: Adjustments to reconcile to Non-GAAP Segment coal sales revenue
Coal risk management derivative settlements classified in "other income"	(548)	(6,366)	—	(6,914)
Coal sales revenues from idled or otherwise disposed operations not included in segments	—	—	19,395	19,395
Transportation costs	99,188	39,418	72	138,678
Non-GAAP Segment coal sales revenues	$391,020	$564,835	$—	$955,855
Tons sold	5,225	41,649
Coal sales per ton sold	$74.83	$13.56

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

			Idle and
Three Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$177,146	$241,158	$5,522	$423,826
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	40,845	37,565	(1)	78,409
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,012	4,012
Other (operating overhead, certain actuarial, etc.)	—	—	1,511	1,511
Non-GAAP Segment cash cost of coal sales	$136,301	$203,593	$—	$339,894
Tons sold	1,980	19,025
Cash Cost Per Ton Sold	$68.84	$10.70

			Idle and
Three Months Ended September 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$155,729	$184,045	$5,765	$345,539
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(278)	—	(278)
Transportation costs	35,951	11,996	5	47,952
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	4,007	4,007
Other (operating overhead, certain actuarial, etc.)	—	—	1,753	1,753
Non-GAAP Segment cash cost of coal sales	$119,778	$172,327	$—	$292,105
Tons sold	1,971	15,131
Cash Cost Per Ton Sold	$60.78	$11.39

			Idle and
Nine Months Ended September 30, 2021	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$473,687	$596,344	$19,030	$1,089,061
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Transportation costs	115,682	77,631	5	193,318
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	13,584	13,584
Other (operating overhead, certain actuarial, etc.)	—	—	5,441	5,441
Non-GAAP Segment cash cost of coal sales	$358,005	$518,713	$—	$876,718
Tons sold	5,706	46,521
Cash Cost Per Ton Sold	$62.74	$11.15

			Idle and
Nine Months Ended September 30, 2020	Metallurgical	Thermal	Other	Consolidated
(In thousands)
GAAP Cost of sales in the Condensed Consolidated Statements of Operations	$414,301	$585,837	$36,748	$1,036,886
Less: Adjustments to reconcile to Non-GAAP Segment cash cost of coal sales
Diesel fuel risk management derivative settlements classified in "other income"	—	(1,976)	—	(1,976)
Transportation costs	99,188	39,418	72	138,678
Cost of coal sales from idled or otherwise disposed operations not included in segments	—	—	30,960	30,960
Other (operating overhead, certain actuarial, etc.)	—	—	5,716	5,716
Non-GAAP Segment cash cost of coal sales	$315,113	$548,395	$—	$863,508
Tons sold	5,225	41,649
Cash Cost Per Ton Sold	$60.31	$13.17

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$89,143	$(191,467)	$110,967	$(266,090)
Provision for (benefit from) income taxes	(1,082)	379	1,301	(206)
Interest expense, net	6,151	2,530	12,746	6,389
Depreciation, depletion and amortization	30,760	32,630	84,441	94,105
Accretion on asset retirement obligations	5,437	4,947	16,311	14,939
Costs related to proposed joint venture with Peabody Energy	—	4,423	—	15,938
Asset impairment and restructuring	—	163,106	—	176,371
Gain on property insurance recovery related to Mountain Laurel longwall	—	—	—	(23,518)
Gain on divestitures	—	—	—	(1,369)
Non-service related pension and postretirement benefit costs	1,186	878	3,252	3,076
Reorganization items, net	—	—	—	(26)
Adjusted EBITDA	131,595	17,426	229,018	19,609
EBITDA from idled or otherwise disposed operations	3,074	2,896	10,637	10,691
Selling, general and administrative expenses	21,081	21,541	66,679	64,024
Other	15,535	2,160	22,646	1,313
Segment Adjusted EBITDA from coal operations	$171,285	$44,023	$328,980	$95,637

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

Given the volatile nature of coal markets, and the significant challenges and uncertainty surrounding COVID-19, we believe it remains important to take a prudent approach to managing our balance sheet and liquidity. Due to the current economic uncertainties related to COVID-19 and the related disruption in the financial markets, we may be limited in accessing capital markets or obtaining additional bank financing, or the cost of accessing this financing could become more expensive. We believe our current liquidity level is sufficient to fund our business, and given the completion of our Leer South development and current favorable pricing environment, we expect our liquidity to grow in the near term. With the improvement in liquidity, we plan to begin funding a sinking fund for our long-term reclamation liabilities at our thermal operations in the Powder River Basin, and have committed to make contributions of $15 million in the fourth quarter of 2021 and $30 million in 2022. If cashflows are supportive, we will also make contributions above those minimum amounts. Additionally, we are reinstating our quarterly dividend, and will pay a $0.25 per share quarterly dividend in the fourth quarter of 2021. In the near term, our financial priorities will be to increase liquidity and reduce debt and other obligations. Moving forward, we will continue to evaluate our capital allocation initiatives in light of the current state of, and our outlook for coal markets, the amount of our planned production that has been committed and priced, the capital needs of the business, other strategic opportunities, and developments in the COVID-19 outbreak and the responses thereto.

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

On July 2, 2020, the West Virginia Economic Development Authority (the “Issuer”) issued $53.1 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 (the “Tax Exempt Bonds”) pursuant to an Indenture of Trust dated as of June 1, 2020 (the “Indenture of Trust”) between the Issuer and Citibank, N.A., as trustee (the “Trustee”). As a follow-on to our $53.1 million offering, on March 4, 2021, the Issuer issued an additional $45.0 million in Series 2021 Tax Exempt Bonds. The proceeds of the Tax Exempt Bonds are loaned to us as we make qualifying expenditures pursuant to a Loan Agreement dated as of June 1, 2020, as supplemented by a First Amendment to the Loan Agreement dated March 1, 2021 (collectively, the “Loan Agreement”), each between the Issuer and us. The Tax Exempt Bonds are payable solely from payments to be made by us under the Loan Agreement as evidenced by a Note from us to the Trustee. The proceeds of the Tax Exempt Bonds were used to finance certain costs of the acquisition, construction, reconstruction, and equipping of solid waste disposal facilities at our Leer South development, and for capitalized interest and certain costs related to the issuance of the Tax Exempt Bonds. As of September 30, 2021, the Company has utilized the total Tax Exempt Bond proceeds. For further information regarding the Tax Exempt Bonds, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

In November, 2020, we issued $155.3 million in aggregate principal amount of 5.25% convertible senior notes due 2025 (“Convertible Notes” or “Convertible Debt”). The net proceeds from the issuance of the Convertible Notes, after deducting offering related costs of $5.1 million and the cost of a capped call transaction of $17.5 million, were approximately $132.7 million. The Convertible Notes bear interest at the annual rate of 5.25%, payable semiannually in arrears on May 15 and November 15 of each year, and will mature on November 15, 2025, unless earlier converted, redeemed or repurchased by us. For further information regarding the Convertible Debt, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

During the third quarter of 2021, the common stock price condition of the Convertible Notes was satisfied, as the closing stock price exceeded 130% of the conversion price of approximately $37.325 for at least 20 trading days of the last 30 trading days prior to quarter end. As a result, the Convertible Notes are convertible at the election of the noteholders during the fourth quarter, and due to our stated intent to settle the principal value in cash, the liability portion of $120.0 million of the Convertible Notes was included in current maturities of debt on our Condensed Consolidated Balance Sheet at September 30, 2021. As of the date of this Quarterly Report on Form 10-Q, we have not received any conversion requests for the Convertible Notes and do not anticipate receiving any conversion requests as the market value of the Convertible Notes exceeds the conversion value of the Convertible Notes. As of September 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $230.5 million. For further information regarding the Convertible Notes and the capped call transactions, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On July 29, 2021, we entered into an equipment financing arrangement accounted for as debt. We received $23.5 million in exchange for conveying an interest in certain equipment in operation at our Powder River Basin operations and entered into a master lease arrangement for that equipment. The financing arrangement contains customary terms and events of default and provides for 42 monthly payments with an average implied interest rate of 7.35% maturing on February 1, 2025. Upon maturity, we will have the option to purchase the equipment. For further information regarding the Equipment Financing, see Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements.

On April 27, 2017, our Board of Directors authorized a capital return program consisting of a share repurchase program and a quarterly cash dividend. The share repurchase plan has a total authorization of $1.05 billion, of which we have used $827.4 million. During the three months ended September 30, 2021, we did not repurchase any shares of our stock. The timing and amount of any future share purchases and the ultimate number of shares to be purchased will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. Any shares acquired would be in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. On April 23, 2020, we announced the suspension of our quarterly dividend due to the significant economic uncertainty surrounding the COVID-19 pandemic and the steps being taken to control the virus. During the three months ended September 30, 2021, we did not pay any dividends on shares of our stock. On October 26, 2021, we announced the initiation of a $0.25 per share quarterly dividend. The first dividend payment will be made to shareholders of record as of November 30, 2021, payable on December 15, 2021.

On September 30, 2021, we had total liquidity of approximately $254 million, including $210 million in unrestricted cash and equivalents and short-term investments in debt securities, with the remainder provided by availability under our credit facilities and funds withdrawable from brokerage accounts. The table below summarizes our availability under our credit facilities as of September 30, 2021:

			Letters of
		Borrowing	Credit		Contractual
	Face Amount	Base	Outstanding	Availability	Expiration
	(Dollars in thousands)
Securitization Facility	$110,000	$91,700	$61,183	$30,517	September 29, 2023
Inventory Facility	50,000	40,968	27,712	13,256	September 29, 2023
Total	$160,000	$132,668	$88,895	$43,773

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
(In thousands)
Cash provided by (used in):
Operating activities	$91,582	$55,914
Investing activities	(132,834)	(111,945)
Financing activities	38,615	73,585

Cash Flow

Cash provided by operating activities increased in the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 mainly due to the improvement in results from operations discussed in the “Overview” and “Operational Performance” sections above, partially offset by a greater increase in working capital requirements of approximately $117 million in the current year period, primarily in receivables; receipt of an approximately $38 million income tax refund in the prior year period; and an increase in reclamation work completed of approximately $26 million in the current year period.

Cash used in investing activities increased in the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 primarily due to the approximately $24 million in property insurance proceeds received on our Mountain Laurel longwall claim in the nine months ended September 30, 2020, and approximately $6 million in increased capital spending in the nine months ended September 30, 2021, partially offset by a net increase in proceeds from sale of short term investments in the nine months ended September 30, 2021 of approximately $10 million.

Cash provided by financing activities decreased in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a net decrease in proceeds from Equipment Financing transactions of approximately $34 million and a net decrease in proceeds from the issuance of our Tax Exempt Bonds of approximately $8 million, partially offset by a dividend payment of approximately $8 million in the first nine months of 2020.

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

Our sales commitments for 2021 were as follows as of September 30, 2021:

	2021
	Tons	$ per ton
Metallurgical	(in millions)
Committed, North America Priced Coking	1.8	$90.77
Committed, North America Unpriced Coking	—
Committed, Seaborne Priced Coking	4.3	120.05
Committed, Seaborne Unpriced Coking	1.1

Committed, Priced Thermal	0.7	24.36
Committed, Unpriced Thermal	—

Thermal
Committed, Priced	66.0	$14.03
Committed, Unpriced	0.5

For 2022, North American steel producers have begun to lock in their coking coal requirements for 2022. We have sales committed of approximately 400,000 tons for 2022. Of these sale commitments, we have committed Low-Vol and High-Vol A coal at both fixed prices of approximately $230 per ton and prices linked to the USA East Coast indexes.

For our Thermal Segment, we have sales committed of approximately 70 million tons of PRB coal for delivery in 2022, at an average price across all those tons at approximately $16 per ton.  Based on our existing North American commitments as well as already locked-in but not priced seaborne volumes, our expectation is that West Elk will produce approximately 4 million tons in 2022.

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

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2021, of our $601.8 million principal amount of debt outstanding, approximately $286.5 million of outstanding borrowings have interest rates that fluctuate based on changes in the market rates. An increase in the interest rates related to these borrowings of 25 basis points would not result in a material annualized increase in interest expense based on interest rates in effect at September 30, 2021, because we have fixed a significant portion of the LIBOR portion of the interest rate on our Term Loans using interest rate swaps. As of September 30, 2021, the LIBOR rate was well below the 1% floor established in our Term Loan Debt Facility. See Note 11, “Debt and Financing Arrangements” to the Condensed Consolidated Financial Statements for additional information on the interest rate swaps.

Item 4.Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2019, the Board of Directors authorized an additional $300 million to the share repurchase program, bringing the total authorization since the program’s launch to $1.05 billion. The timing of any future share purchases, and the ultimate number of shares to be purchased, will depend on a number of factors, including business and market conditions, our future financial performance, and other capital priorities. The shares will be acquired in the open market or through private transactions in accordance with Securities and Exchange Commission requirements. The share repurchase program has no termination date, but may be amended, suspended or discontinued at any time and does not commit us to repurchase shares of our common stock. The actual number and value of the shares to be purchased will depend on the performance of our stock price and other market conditions. We did not purchase any shares of our common stock under this program for the quarter ended September 30, 2021.

As of September 30, 2021, we had approximately $223 million remaining authorized for stock repurchases under this program.

Item 4.Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

Item 5. Other Information

Upon the recommendation of the Personnel and Compensation Committee of our Board of Directors, on October 25, 2021, the independent members of our Board of Directors approved an amendment and restatement of the April 30, 2020 letter agreement with John W. Eaves that outlines the terms of Mr. Eaves service as our Executive Chair of the Board (the “Eaves Agreement”).  The Eaves Agreement, as amended and restated, extends Mr. Eaves’ service as Executive Chair from February 27, 2023 until December 31, 2023 and, in addition to the previously disclosed terms of the Eaves Agreement and the standard terms of his LTIP awards, provides that the award granted to him on October 13, 2021 will fully vest if he is terminated without cause prior to October 13, 2023.

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

10.8

Fourth Amendment to Credit Agreement dated May 27, 2021, by and among Arch Resources, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto and Regions Bank, in its capacities as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.8 of Arch Resources’s Quarterly Report on Form 10-Q for the period ended June 30, 2021).

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

10.15

Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement dated as of October 8, 2021 among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers.

10.16

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

10.18

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators (incorporated by reference to Exhibit 10.3 of Arch Resources’s Current Report on Form 8-K filed on May 2, 2017).

10.19

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

10.23

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

10.25

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

10.27

Registration Rights Agreement between Arch Resources, Inc. and Monarch Alternative Capital LP and certain other affiliated funds (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on November 21, 2016)

10.28

Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee (incorporated by reference to the Current Report on Form 8-K filed by Ashland Coal, Inc. on April 6, 1992).

10.29

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

10.33

Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Resources on February 10, 2005).

10.34

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

10.35

Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.25 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.36*	Letter Agreement dated October 25, 2021 by and between Arch Resources, Inc. and John W. Eaves.

10.37*

Form of Employment Agreement for Executive Officers of Arch Resources, Inc. (incorporated by reference to Exhibit 10.4 of Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.38*	Arch Resources, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to Arch Resources’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.39	Arch Resources, Inc. Outside Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.40*

Arch Resources, Inc. Supplemental Retirement Plan (as amended on December 5, 2008) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on December 12, 2008).

10.41*	Arch Resources, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Arch Resources’s Registration Statement on Form S-8 filed on November 1, 2016).

10.42*	Form of Restricted Stock Unit Contract (Time-Based Vesting) (incorporated by reference to Exhibit 10.1 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.43*	Form of Restricted Stock Unit Contract (Performance-Based Vesting) (incorporated by reference to Exhibit 10.2 to Arch Resources’s Current Report on Form 8-K filed on November 30, 2016).

10.44

Stock Repurchase Agreement dated September 13, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, Monarch Debt Recovery Master Fund Ltd and P Monarch Recovery Ltd. (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on September 19, 2017).

10.45

Stock Repurchase Agreement dated December 8, 2017, among Arch Resources, Inc. and Monarch Alternative Solutions Master Fund Ltd, Monarch Capital Master Partners III LP, MCP Holdings Master LP, and Monarch Debt Recovery Master Fund Ltd (incorporated by reference to Exhibit 10.1 of Arch Resources’s Current Report on Form 8-K filed on December 11, 2017).

10.46*

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (1) Condensed Consolidated Statement of Operations, (2) Condensed Consolidated Statements of Comprehensive Income (Loss), (3) Condensed Consolidated Balance Sheets, (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statements of Stockholders’ Equity and (6) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

October 26, 2021